Form 10-Q
period 1996-09-30
UNITED AUTO GROUP INC
filed 1996-12-06
CIK 1019849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended                   Commission File Number 1-12297
  September 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. For the transition period from ______ to ______.

                             UNITED AUTO GROUP, INC
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

     Delaware                                              22-3086739
-------------------------------                   ---------------------------
(State or other jurisdiction of                   (IRS employer incorporation
incorporation or organization)                         Identification No.)

375 Park Avenue, New York, N.Y.                             10152
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


                                 (212) 223-3300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    [ ]           No   [X]

The number of shares outstanding of each of the Issuer's classes of common stock as of November 30, 1996:

Voting Common Stock, $.0001 par value                                 16,732,974

Non-voting Common Stock, $.0001 par value                                605,454

                             UNITED AUTO GROUP, INC.



                                Table of Contents

                                                                        Page

Part I.       Financial Information
-----------------------------------

         Item 1 - Financial Statements

Consolidated Condensed Balance Sheets as of
December 31, 1995 and September 30, 1996                                    1

Consolidated Condensed Statements of Operations for the
three and nine months ended September 30, 1995 and 1996                     2

Consolidated Condensed Statements of Cash Flows for the
nine months ended September 30, 1995 and 1996                               3

Notes to Consolidated Condensed Financial Statements                        4

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

Part II.      Other Information
-------------------------------

         Item 1 - Legal Proceedings                                         N/A

         Item 2 - Changes in Securities                                     16

         Item 3 - Defaults Upon Senior Securities                           N/A

         Item 4 - Submission of Matters to a Vote of Security Holders       17

         Item 5 - Other Information                                         N/A

         Item 6 - Exhibits and Reports on Form 8-K                          17

         Signatures                                                         25

                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands except per share data)
                                  (Unaudited)

                                                 December 31,      September 30,
                                                      1995             1996
                                                --------------     -------------
Auto Dealerships
    Cash and cash equivalents                      $  4,697        $  6,432
    Accounts receivable                              27,349          43,674
    Inventories                                     101,556         126,758
    Deferred income taxes                             5,153             791
    Other current assets                              2,894           3,389
                                                 --------------    -------------

         Total current assets                         141,649        181,044


    Property and equipment, net                      12,146          16,250
    Intangible assets, net                           48,774          76,408
    Due from related parties                         14,578          17,068
    Other assets                                     10,128          12,785
                                                 ---------------  --------------

         Total Auto Dealership assets                 227,275       303,555
                                                 ---------------

Auto Finance
    Cash and cash equivalents                           531           1,522
    Finance assets, net                               7,555             501
    Other assets                                        666          12,405
                                                 ---------------  --------------
         Total Auto Finance assets                      8,752        14,428

         Total assets                                $236,027      $317,983
                                                 ================  =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Auto Dealerships
    Floor plan notes payable                       $ 97,823        $124,132
    Short-term debt                                  16,187          11,069
    Accounts payable                                 12,393          21,671
    Accrued expenses                                  9,875          10,461
    Current portion of long-term debt                 3,169           2,683
                                                  ---------------  -------------
         Total current liabilities                  139,447         170,016

Long-term debt                                       24,073          45,735
Due to related party                                  1,109           1,277
Deferred income taxes                                 2,279           2,279
                                                  ---------------  -------------
         Total Auto Dealership liabilities          166,908         219,307
                                                  ---------------  -------------

Auto Finance
Short-term debt                                       4,661             284
Account payable and other liabilities                   590           1,620
                                                  ---------------  -------------

         Total Auto Finance liabilities               5,251           1,904
                                                  ---------------  -------------

Minority interests subject to repurchase             13,608          15,793
                                                  ---------------  -------------
Stock purchase warrants                               1,020           2,769
                                                  ---------------  -------------
Commitments and contingent liabilities:
Stockholders' Equity
    Class A Convertible Preferred Stock,
    $.0001 par value; shares authorized
    4,911 and 5,337, shares issued and
    outstanding 3,651 and 5,227 at
    December 31, 1995 and September 30,
    1996, respectively                                    1               1

    Voting Common Stock, $.0001 par value;
    shares authorized 15,100 and 15,600;
    shares issued and outstanding 2,583
    and 3,594 at December 31, 1995 and
    September 30, 1996, respectively                      1               1


    Non-voting Common Stock, $.0001 par
      value; shares authorized - - 1,025
      and 1,125; none issued and
      outstanding                                         -               -
    Additional paid-in-capital                       54,748        77,600
    Retained earnings/(deficit)                      (5,510)          608
                                                  ------------  ---------------
    Total stockholders' equity                       49,240        78,210
    Total liabilities, minority interests
      subject to repurchase, stock purchase
      warrants and stockholders' equity            $236,027      $317,983
                                                  ------------  ---------------
          The accompanying notes are an integral part of these consolidated condensed financial statements.

                             UNITED AUTO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                --------------------   ----------------------
                                   1995        1996       1995        1996
                                 --------   ---------   --------    ----------
Auto Dealerships

  Vehicle sales                 $215,157    $319,004   $525,374    $854,177
  Finance and insurance            8,332      12,944     22,831      35,283
  Service and parts               16,113      24,897     44,136      65,324
                                --------    --------   --------    --------
Total revenues                   239,602     356,845    592,341     954,784

  Cost of sales, including
  floor plan interest            213,373     316,919    529,898     848,479
                                --------    --------   --------    --------
  Gross profit                    26,229      39,926     62,443     106,305


  Selling, general and
  administrative expenses         23,958      33,020     65,899      90,040
                                --------    --------   --------    --------
Operating income (loss)            2,271       6,906     (3,456)     16,265

  Related party interest income      760         774      2,279       2,322
  Other interest expense            (491)     (1,614)      (893)     (3,619)
  Equity in loss of uncombined
    investee                        (110)       (102)      (618)        (27)
                                 --------    --------   --------    --------
Income (loss) before income taxes -
  Auto Dealerships                 2,430       5,964     (2,688)     14,941
                                 --------    --------   --------    --------
Auto Finance
  Revenues                           108         575        209       1,604
  Interest expense                   (62)       (100)       (75)       (276)
  Operating and other expenses      (402)       (852)    (1,191)     (2,054)
                                 --------    --------   --------    --------
Loss before income taxes-
  Auto Finance                      (356)       (377)    (1,057)       (726)

Total Company
  Income (loss) before minority
  interests and provision for
  income taxes                     2,074       5,587     (3,745)     14,215

Minority interests                  (870)     (1,058)        47      (2,792)
Provision for income taxes          (122)     (2,308)      (122)     (5,305)
                                 --------    --------   --------    --------
Net income (loss)               $  1,082    $  2,221   $ (3,820)   $  6,118
                                 ========    ========   ========    ========

Net income (loss)
  per common share (see note 2) $   0.18    $   0.22   $  (0.73)   $   0.67
                                ========    ========   ========    ========

Shares used in computing net
 income (loss) per
 common share                     6,156      10,283      5,213       9,087
                                ========    ========   ========    ========

          The accompanying notes are an integral part of these consolidated condensed financial statements.



                            UNITED AUTO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (In thousands except per share data)
                                  (Unaudited)

                                                                       Nine Months ended September 30,
                                                                   1995                              1996
                                                     ------------------------------   --------------------------------

                                                           Auto             Auto            Auto             Auto
                                                        Dealerships       Finance       Dealerships        Finance


Operating activities:
Net income (loss)                                       $  (2,763)       $ (1,057)       $ 6,844          $  (726)
Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
Depreciation and amortization                               1,903              98          2,410              140
Deferred income tax benefit                                     -                          4,362
Accrued interest related parties                           (2,279)                        (2,322)
Loss on sale of interest in uncombined investee               253
Equity in loss of uncombined investee                         365                              27
Gain on sales of loans                                                                                       (486)
Loans originated                                                           (7,704)                        (61,041)
Loans repaid or sold                                                          589                          60,237
Minority interests                                             47                          2,792
Changes in operating assets and liabilities:
    Accounts receivable                                    (8,062)                        (7,114)
    Inventories                                            34,254                             662
    Floor plan notes payable                              (29,862)                          2,796
    Accounts payable and accrued expenses                   5,385             166          4,223              571
     Other                                                    669              86            906           (1,418)
                                                      ------------     -----------     -----------     -----------
Net cash provided by (used in) operating activities           (90)         (7,822)        15,586           (2,723)
                                                      ------------     -----------     -----------     -----------
Investing activities:
Purchase of equipment and improvements                     (1,227)           (157)        (3,360)            (235)
Dealership acquisitions                                   (19,356)                        (32,879)
Investment in auto finance subsidiary                      (4,592)          4,592         (9,750)           9,750
Funding for subsequent acquisition                                                        (2,397)
Advances to related parties                                (1,289)                           (876)
Investment and advances to uncombined investee               (148)                           (290)         (1,418)
                                                      ------------     ----------      -----------     -----------

Net cash provided by (used in) investing activities       (26,612)          4,435        (49,552)           8,097
                                                      ------------     ----------      -----------     -----------

Financing activities:
Proceeds from issuance of stock                            22,987                          24,564
Proceeds from borrowings of long-term debt                 16,300                          18,700
Deferred financing costs                                   (2,191)                           (511)
Proceeds from borrowings of short-term debt                 2,700                          5,000
Payments  of short-term debt                              (10,935)                        (10,118)
Payments of long-term debt and capitalized
    lease obligations                                      (1,383)                         (1,502)
Distribution to stockholders and minority interest                                          (600)
Advances from affiliates                                    2,267                             168
Borrowings of warehouse credit line                                          4,210                         44,716
Payments of warehouse credit line                                                                         (49,099)
                                                      -----------      -----------     ----------      -----------
Net cash provided by (used in)  financing activities       29,745           4,210         35,701           (4,383)
                                                      -----------      -----------     ----------      -----------
Net increase in cash and cash equivalents                   3,043             823          1,735              991
Cash and cash equivalents, beginning of year                  751              32          4,697              531
                                                      -----------      ----------      ---------       ----------

Cash and cash equivalents, end of period                $   3,794        $    855        $ 6,432          $ 1,522
                                                        =========        ========        =======          =======

         The accompanying notes are an integral part of these consolidated condensed financial statements.

                            UNITED AUTO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (In thousands except per share data)
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The information presented as of September 30, 1995 and 1996, and for the three and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company" or "UAG") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year-end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Registration Statement (the "Registration Statement") on Form S-1, Registration No. 333-09429.

2.   Net Income (loss) per Common Share
     ----------------------------------

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin 4-D, all stock options and warrants granted by the Company during the twelve months preceding the Company's initial public offering have been included in the calculation of net income (loss) per common shares outstanding for all periods presented, using the treasury stock method at an assumed public offering price of $29.50 per share.

     Net income (loss) per common share date calculated in accordance with APB No. 15 is as follows:

                                    For the three months    For the nine months
                                            ended                  ended
                                        September  30,         September 30,

                                     1995          1996      1995         1996
                                     ----          ----      ----         ----
     Net income (loss) per
      common share                  $ 0.19       $ 0.23     $ (0.82)     $ 0.72
     Weighted  average
      shares outstanding
      (In thousands)                 5,695        9,706        4,636      8,510

     The computations of net income (loss) per share in accordance with APB No. 15 are based on the weighted average number of common shares, the weighted average number of preferred shares and warrants outstanding to the extent dilutive.

                            UNITED AUTO GROUP, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONT'D)
                      (In thousands except per share data)
                                  (Unaudited)

3.   Inventories
     -----------

     Inventories consists of the following:

                                        December 31,        September 30,
                                           1995                  1996
                                        ------------        -------------

     New vehicles                         $74,789               $88,546
     Used vehicles                         24,917                35,849
     Parts, accessories and other           6,220                 7,452
                                          -------               -------
                                          105,926               131,847

     Cumulative LIFO reserve               (4,370)               (5,089)
                                         --------              --------
                                         $101,556              $126,758


 4.  Acquisitions/Financings
     -----------------------

     Effective January 1, 1996, the Company acquired a 100% interest in Atlanta Toyota, Inc. for a purchase price consisting of $9,100 in cash plus $2,400 in notes. In order to finance the acquisition, the Company issued additional Class A Preferred Stock and Common Stock for an aggregate price of $6,100 and issued a Senior Note in the principal amount of $4,400 bearing interest at a rate of 11.60% per annum.

     On May 1, 1996, the Company acquired a 100% interest in Steve Rayman Nissan, Inc. for a purchase price of $11,500 in cash. The dealership has been renamed United Nissan, Inc. In order to finance the acquisition, the Company issued additional Class A Preferred Stock and Common Stock in the amount of $7,380 and issued a Senior Note in the principal amount of $4,620 bearing interest at a rate of 11.95% per annum.

     Effective July 1, 1996, the Company acquired a 100% interest in Hickman Nissan, Inc. located in Chamblee, Georgia, for a purchase price consisting of $11,000 in cash and a $2,000 note. This dealership has been renamed Peachtree Nissan, Inc. In order to finance the acquisition, the Company issued additional Class A Preferred Stock and Common Stock for an aggregate price of $10,550 and issued a Senior Note in the principal amount of $5,480 bearing interest at a rate of 12.17% per annum.

     On October 28, 1996, the Company acquired substantially all of the Sun Automotive Group (the" Sun Group"), located in Phoenix and Scottsdale, Arizona, for approximately $30,500 in cash. The Sun Group holds franchises for Acura, Audi, BMW, Land Rover (2), Lexus and Porsche. The acquisition was financed out of proceeds of the Company's initial public offering.

                            UNITED AUTO GROUP, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONT'D)
                      (In thousands except per share data)
                                  (Unaudited)

     On October 28, 1996, the Company acquired a 100% interest in the Evans Automotive Group (the "Evans Group"), located in Duluth and Conyers, Georgia, for a purchase price of $12,000 in cash. The Evans Group holds one BMW and one Nissan franchise. The acquisition was financed out of proceeds of the Company's initial public offering.

     On October 28, 1996, the Company acquired a 100% interest in Standefer Motor Sales, Inc. ("Standefer Motor") located in Chattanooga, Tennessee, for a purchase price of $18,200 in cash. Standefer Motor holds one Nissan franchise. The acquisition was financed out of proceeds of the Company's initial public offering.

     These acquisitions were accounted for under the purchase method and the accompanying financial statements reflect the results of operations from the effective date of acquisition.

     On October 28, 1996, the Company completed an initial public offering of 6,250 shares of Common Stock resulting in net proceeds of approximately $172,200. The accompanying consolidated condensed balance sheet at September 30, 1996 does not reflect the delivery of shares or the receipt of net proceeds by the Company. Contemporaneously with the initial public offering, the Company consummated (i) the exchange of minority interest in certain of the Company's subsidiaries for an aggregate of 1,114 shares of Common Stock and (ii) the conversion of the Company's 5,227 shares of Class A Preferred Stock into an equal number of shares of Common Stock.

     The Company has received commitments from Morgan Guaranty Trust Company of New York and The Bank of Nova Scotia for an Acquisition Facility in the amount of $50,000. There can be no assurance that the Acquisition Facility will be successfully consummated or that required additional capital will be available on reasonable terms, if at all, at such times as required by the Company.

5.   Pro Forma Financial Information
     -------------------------------

     The following pro forma financial information gives effect to the following events assuming they occurred on January 1, 1995: (i) the acquisitions of 80% of Landers Auto Sales, Inc. ("Landers Auto")(acquired August 1, 1995), 100% of each of Atlanta Toyota (acquired January 1,
     1996), Steve Rayman Nissan (acquired May 1, 1996) and Hickman Nissan (acquired July 1, 1996), substantially all of the Sun Group (acquired October 28, 1996) and 100% of each of the Evans Group (acquired October 28, 1996) and Standefer Motor (acquired October 28, 1996); (ii) the DiFeo Restructuring (as defined in Management Discussion and Analysis); (iii) the acquisition of the minority interest in each of the DiFeo Group, Landers Auto and Atlanta Toyota in exchange for Common Stock plus certain other consideration; (iv) the October 28, 1996 initial public offering and
     (v) the increase in rental expense under amended leases relating to facilities in the DiFeo Group. For the nine-month period ended September 30, 1995, pro forma total revenue, net income and earnings per share were $1,017,066, $7,626 and $0.43 per share, respectively. For the nine-month period ended September 30, 1996, pro forma total revenue, net income and earnings per share were $1,226,535, $14,433 and $0.81 per share, respectively.
                                       6

                            UNITED AUTO GROUP, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONT'D)
                      (In thousands except per share data)
                                  (Unaudited)




The foregoing pro forma financial information does not include a reduction of cost of sales related to reduced interest on floor plan notes payable resulting from the application of excess proceeds from the Company's initial public offering in the amount of $43,200 of working capital and $15,000 designated for the expansion of the Company's automobile finance business. If the reduction of the floor plan from the excess proceeds were reflected, then pro forma net income (and earnings per share) would have been $9,615 ($0.54 per share) and $16,422 ($0.92 per share) for the nine months ended September 30, 1995 and 1996, respectively.

The pro forma financial information is not necessarily indicative of operating results or financial position that would have been achieved had these events been consummated on January 1, 1995 and should not be construed as representative of future operating results. The pro forma financial information should be read in conjunction with the historical and pro forma financial statements and related notes thereto included in the Registration Statement.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION

General

UAG is a leading acquirer, consolidator and operator of franchised automobile and light truck dealerships and related businesses. The Company believes that, after giving effect to the acquisitions of the Sun Group, the Evans Group and Standefer Motor, it is the fourth largest retailer of new motor vehicles in the United States, operating 37 franchises located in Arizona, Arkansas, Connecticut, Georgia, New Jersey, New York and Tennessee and representing 22 American, Asian and European brands. As an integral part of its dealership operations, UAG sells used vehicles. In addition, the Company operates six stand-alone used car retail centers. All of UAG's dealerships include integrated service and parts operations, which are an important source of recurring revenues. The Company also owns Atlantic Auto Finance Corporation ("Atlantic Finance"), an automobile finance company that purchases prime credit quality automotive loans originated by both UAG and third-party dealerships.

The Company's principal source of growth has come, and is expected to continue to come, from acquisitions of automobile dealerships. Therefore, the Company's period to period results of operations vary depending on the dates of such acquisitions. In addition, results of operations fluctuate due to the cyclicality of unit sales of motor vehicles, particularly new vehicles. Such fluctuation is generally influenced by general economic conditions.

New vehicle revenues include sales to retail customers and to leasing companies providing consumer leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues come from sales of accessories such as radios, cellular phones, alarms, custom wheels, paint sealant and fabric protectors, as well as amounts received as fees for placing extended service contracts, credit insurance policies, financing and lease contracts. In the case of arranging financing, the Company receives a fee from the lender for originating the loan but is assessed a chargeback by the lender if the contract terminates, in certain cases before its scheduled maturity, and in other cases within 90 days of making the loan, which in either case can result from early repayment because of refinancing the loan, selling or trading in the vehicle or default on the loan. The Company establishes a reserve based on historical chargeback experience to anticipate future chargebacks. Revenues from finance and insurance products contribute a disproportionate share of operating profits. Service and parts revenues include fees paid by consumers for repair and maintenance service and the sale of replacement parts. In addition, through its automobile finance subsidiary, Atlantic Finance, the Company derives revenues from the purchase, sale and servicing of motor vehicle installment contracts originated by both UAG and third-party dealerships. Generally, finance receivables are accumulated by Atlantic Finance until they attain a value in excess of $5.0 million, at which time they are sold into a commercial paper conduit (loan warehouse facility). An allowance for financing losses on receivables is provided for the period from the date of purchase to the date of sale. This allowance is shown as a reduction in receivables held for sale. Revenue is recognized upon sale to the conduit. Interest is received and credited to interest income based on the daily principal balance of the receivables outstanding. Loan servicing fees on receivables sold to the conduit are recognized as collected.

The Company's selling expenses consist of compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include
                                       8
compensation for administration, finance and general management personnel, rent, insurance and utilities. Interest expense consists of interest charges on all of the Company's interest-bearing debt other than floor plan inventory financing. Interest expense on floor plan debt is included in cost of sales.

The Company has accounted for each of its acquisitions by the purchase method of accounting and, as a result, the Company's financial statements include only the results of operations of the acquired dealerships from the effective date of acquisition. The financial information included in this report may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what the results of operations, financial position and cash flows would have been had the October 28, 1996 acquisitions and the Company's initial public offering occurred during the period presented in the financial statements.

Results of Operations

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Auto Dealerships

DiFeo Restructuring. In an effort to increase profitability of the Company's DiFeo Group, the Company commenced a broad restructuring program in the first quarter of 1995 (the "DiFeo Restructuring"), which was substantially completed by the fourth quarter of 1995. First, the Company eliminated a total of 17 unprofitable franchises, or 45% of the DiFeo Group's total number of franchises, by voluntarily terminating 12 franchises and effectively ceasing to be the controlling or majority owner of five additional franchises. Second, the Company eliminated a level of senior management and shifted greater authority and responsibility to the general manager of each dealership. Third, the Company reduced personnel by approximately 250 employees (including members of senior management ) and implemented pay plans linked to net profits and customer satisfaction. Fourth, the Company liquidated outdated inventory in order to lower inventory carrying costs and improve the utilization of space. Costs associated with the DiFeo Restructuring were approximately $0.7 million and $0.5 million for the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively, primarily related to severance.

Revenues. Revenues increased by $362.5 million, or 61.2%, from $592.3 million to $954.8 million due primarily to acquisitions, which contributed $379.0 million. Such acquisitions were Landers Auto in August 1995, which contributed $200.3 million, Atlanta Toyota in January 1996, which contributed $134.1 million, United Nissan in May 1996, which contributed $23.2 million, and Peachtree Nissan in July 1996, which contributed $21.4 million. While revenues at the continuing franchises of the DiFeo Group increased by $62.8 million, or 13.6%, from $463.3 million to $526.1 million, such increase was more than offset by a decrease of $79.3 million in revenues due to the elimination of unprofitable franchises as part of the DiFeo Restructuring.

Sales of new and used vehicles increased by $328.8 million, or 62.6%, from $525.4 million to $854.2 million. The acquisition of Landers Auto contributed $186.5 million, the acquisition of Atlanta Toyota contributed $123.1 million, the acquisition of United Nissan contributed $20.1 million and the acquisition of Peachtree Nissan, contributed $19.2 million. While sales at the continuing franchises of the DiFeo Group increased by $48.7 million, or 11.9%, from $409.9 million to $458.6 million, such increase was more than offset by a decrease of $68.8 million due to the elimination of unprofitable franchises as part of the DiFeo Restructuring. Unit sales of new and used vehicles increased by 49.3% and 107.6%, respectively, due to the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan and increased sales volume at the continuing franchises of the DiFeo Group, which increased by 4.6% and 20.2%, respectively. During the nine months ended September 30, 1996, the Company sold 27,868 new vehicles (67.4% of total vehicle sales) and 13,459 used vehicles, (32.6% of total vehicle sales). During the nine months ended September 30, 1995, the Company sold 18,663 new vehicles (74.2% of total vehicles sales) and 6,484 used vehicles (25.8% of total vehicle sales). The increase in the relative proportion of used vehicle sales to new vehicle sales was due principally to the expansion of existing used car facilities and the establishment of two additional stand-alone used car retail centers in response to the increased popularity of used cars. New vehicle selling prices increased approximately 2.7% due primarily to changes in manufacturer pricing and the mix of new vehicles sold. Used vehicle selling prices increased approximately 15.4% due to changes in market demand which resulted in a change in the mix of used vehicles sold.

Sales of finance and insurance products increased by $12.5 million, or 54.8%, from $22.8 million to $35.3 million, principally as a result of the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan. Sales of such products at the continuing franchises of the DiFeo Group increased by $5.6 million, or 28.0%, from $20.0 million to $25.6 million.

Service and parts revenues increased by $21.2 million, or 48.1%, from $44.1 million to $65.3 million due principally to the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan. While revenues at the continuing franchises of the DiFeo Group increased by $8.3 million, or 24.8%, from $33.5 million to $41.8 million, such increase was more than offset by the elimination of unprofitable franchises as part of the DiFeo Restructuring.

Gross Profit. Gross profit increased $43.9 million, or 70.4%, from $62.4 million to $106.3 million due principally to the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan. Gross profit at the continuing franchises of the DiFeo Group increased by $11.8 million, or 22.9%, from $51.6 million to $63.4 million. Gross profit as a percentage of revenues increased from 10.5% to 11.1% reflecting higher margins resulting from improved inventory controls, enhanced training of sales personnel and a change in marketing philosophy from a price strategy to a customer service strategy. Included in the above gross profit figures is gross profit from finance and insurance activities, which increased by $8.3 million, or 49.4%, from $16.8 million to $25.1 million due principally to the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan. Gross profit from finance and insurance activities at the continuing franchises of the DiFeo Group increased by $0.6 million, or 3.8%, from $15.6 million to $16.2 million. Gross profit from finance and insurance activities consists principally of fees for placing financing contracts with consumer finance companies and also includes fees for placing extended service contracts and amounts earned on the sale of accessories such as radios, cellular phones and alarms.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $24.1 million, or 36.6%, from $65.9 million to $90.0 million due principally to the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan. Such expenses at the continuing franchises of the DiFeo Group increased by $6.0 million, or 11.3%, from $53.2 million to $59.2 million, and such expenses as a percentage of revenues decreased overall by 15.3% from 11.1% to 9.4% due principally to the DiFeo Restructuring.

Related Party Interest Income. Related party interest income remained unchanged at $2.3 million. Such income is related to certain amounts owed the Company from minority partners and certain of their related entities on which the Company is contractually permitted to charge interest. The amounts owed arose from advances for certain business acquisitions and working capital advances for dealerships in which the Company has no interest. Contemporaneously with the closing of the initial public offering on October 28, 1996, such owed amounts were settled as part of the consideration paid to acquire the minority interest in the DiFeo Group.

Other Interest Expense. Interest expense other than floor plan increased by $2.7 million from $0.9 million to $3.6 million as a result of increased borrowings to finance the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan as well as the issuance of certain promissory notes as part of the consideration paid for Landers Auto and Atlanta Toyota.

Equity in Income (Loss) of Uncombined Investee. During the nine months ended September 30, 1995, equity in loss of uncombined investee was $0.6 million, as compared to income of $0.0 million during the nine months ended September 30, 1996. This item represents a minority interest in a group of dealerships located in New Jersey in which the Company exercised no operational control. Contemporaneously with the closing of the initial public offering on October 28, 1996, the Company's interest in such dealerships was transferred as part of the consideration paid to acquire the minority interest in the DiFeo Group.

Income (Loss) before Income Taxes. Pretax income from dealership operations increased by $17.6 million from a loss of $2.7 million to a profit of $14.9 million as a result of the factors described above, including the DiFeo Restructuring.

Auto Finance

Loss before Income Taxes. The pretax loss from operations at Atlantic Finance decreased by $0.4 million from $1.1 million to $0.7 million. Atlantic Finance was formed in the first quarter of 1994 and commenced loan operations in January 1995.

Total Company

Minority Interests. Minority interests changed by $2.9 million from a charge of $0.1 million to a credit of $2.8 million as a result of the factors described above. Contemporaneously with the closing of the initial public offering on October 28, 1996, the minority interests were acquired by the Company.

Income Taxes. The Company has provided for federal and state income taxes on its period earnings at appropriate rates. The 1996 effective tax rate exceeds the statutory rate primarily due to the non-deductibility of the amortization of the excess of cost over net assets acquired. No benefit was recorded for losses through September 1995 since realization was deemed less likely than not at that time.

Net Income (Loss). Net income increased by $9.9 million from a loss of $3.8 million to a profit of $6.1 million due to the factors described above.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Auto Dealerships

Revenues. Revenues increased by $117.2 million, or 48.9%, from $239.6 million to $356.8 million due primarily to acquisitions, which contributed $123.1 million. Such acquisitions were Landers Auto in August 1995, which contributed $40.0 million, Atlanta Toyota in January 1996, which contributed $48.3 million, United Nissan in May 1996, which contributed $13.4 million, and Peachtree Nissan in July 1996, which contributed $21.4 million. While revenues at the continuing franchises of the DiFeo Group increased by $14.7 million, or 8.7%, from $169.3 million to $184.0 million, such increase was more than offset by a decrease of $20.6 million in revenues due to the elimination of unprofitable franchises as part of the DiFeo Restructuring.

Sales of new and used vehicles increased by $103.9 million, or 48.3%, from $215.1 million to $319.0 million. The acquisition of Landers Auto contributed $36.7 million, the acquisition of Atlanta Toyota contributed $44.1 million, the acquisition of United Nissan contributed $11.6 million and the acquisition of Peachtree Nissan contributed $19.2 million. While sales at the continuing franchises of the DiFeo Group increased by $10.2 million, or 6.8%, from $150.5 million to $160.7 million, such increase was more than offset by a decrease of $17.9 million due to the elimination of unprofitable franchises as part of the DiFeo Restructuring. Unit sales of new and used vehicles increased by 36.8 % and 76.1%, respectively, due to the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan and changes in sales volume at the continuing franchises of the DiFeo Group, which decreased by 1.7% and increased by 14.1%, respectively. During the quarter ended September 30, 1996, the Company sold 10,359 new vehicles (67.7% of total vehicle sales) and 4.949 used vehicles (32.3% of total vehicle sales). During the quarter ended September 30, 1995, the Company sold 7,575 new vehicles (72.9% of total vehicle sales) and 2,810 used vehicles (27.1% of total vehicle sales). The increase in the relative proportion of used vehicle sales to new vehicle sales was due principally to the expansion of existing used car facilities and the establishment of two additional stand-alone used car retail centers in response to the increased popularity of used cars. New vehicle selling prices increased approximately 1.7% due primarily to changes in manufacturer pricing and the mix of new vehicles sold. Used vehicle selling prices increased approximately 8.6% due to changes in market demand which resulted in a change in the mix of used vehicles sold.

Sales of finance and insurance products increased by $4.6 million, or 55.4%, from $8.3 million to $129 million, principally as a result of the acquisitions of Landers Auto, Atlanta Toyota and United Nissan. Sales of such products at the continuing franchises of the DiFeo Group increased by $1.6 million, or 22.5%, from $7.1 million to $8.7 million.

Service and parts revenues increased by $8.8 million, or 54.7%, from $l6.1 million to $24.9 million due principally to the acquisitions of Landers Auto, Atlanta Toyota and United Nissan. While revenues at the continuing franchises of the DiFeo Group increased by $2.9 million, or 24.8%, from $11.7 million to $14.6 million, such increase was more than offset by the elimination of unprofitable franchises as part of the DiFeo Restructuring.

Gross Profit. Gross profit increased by $13.7 million, or 52.3%, from $26.2 million to $39.9 million due principally to the acquisitions of Landers Auto, Atlanta Toyota and United Nissan. Gross Profit at the continuing franchises of the DiFeo Group increased by $2.6 million, or 13.3%, from $19.6 million to $22.2 million. Gross profit as a percentage of revenues increased from 10.9% to 11.1% reflecting higher margins resulting from improved inventory controls, enhanced training of sales personnel and a change in marketing philosophy from a price strategy to a customer service strategy. Included in the above gross profit figures is gross profit from finance and insurance activities, which increased by $2.6 million, or 40.0%, from $6.5 million to $9.1 million due principally to the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan. Gross profit from finance and insurance activities at the continuing franchises of the DiFeo Group decreased by $0.6 million, or 10.0%, from $6.0 million to $5.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.1 million, or 38.1%, from $23.9 million to $33.0 million due principally to the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan. Such expenses at the continuing franchises of the DiFeo Group increased by $1.7 million, or 9.2%, from $18.5 million to $20.2 million, and such expenses as a percentage of revenues decreased overall by 7.0% from 10.0% to 9.3% due principally to the DiFeo Restructuring.

Related Party Interest Income. Related party interest income remained unchanged at $0.8 million.

Other Interest Expense. Interest expense other than floor plan increased by $1.1 million from $0.5 million to $1.6 million. Such expenses are a result of increased borrowings to finance the acquisitions of Landers Auto, Atlanta Toyota, United Nissan and Peachtree Nissan as well as the issuance of certain promissory notes as part of the consideration paid for Landers Auto and Atlanta Toyota.

Equity in Income (Loss) of Uncombined Investee. Equity in the loss of uncombined investee remained unchanged at ($0.1).

Income (Loss) before Income Taxes. The Company has provided for federal and state income taxes on its period earnings at appropriate rates. The 1996 effective tax rate exceeds the statutory rate due to the non-deductibility of the amortization of the excess of cost over net assets acquired. No benefit was recorded for losses in 1995 since realization was deemed less likely than not at that time.

Auto Finance

Loss before Income Taxes. The pretax loss from operations at Atlantic Finance remained unchanged at $0.4 million. Atlantic Finance was formed in the first quarter of 1994 and commenced loan operations in January 1995.

Total Company

Minority Interests. Minority interests changed by $0.2 million from a charge of $0.9 million to a charge of $1.1 million as a result of the factors described above. Contemporaneous with the closing of the initial public offering on October 28, 1996, the minority interests were acquired by the Company.

Income Taxes. The Company has provided for federal and state income taxes on its period earnings at appropriate rates. The 1996 effective tax rate exceeds the statutory rate primarily due to the non-deductibility of the amortization of the excess of cost over net assets acquired. No benefit was recorded for losses through September 1995 since realization was deemed less likely than not at that time.

Net Income (Loss). Net income increased by $1.6 million from $1.1 million to $2.7 million due to the factors described above.

Liquidity and Capital Resources

The cash requirements of the Company are primarily for acquisition of new dealerships, working capital, including inventory, and expansion of existing facilities. Historically, these cash requirements have been met through private placements of equity under the Equity Facility (as described below) or otherwise, issuances of Senior Notes (with Warrants) under the Securities Purchase Agreements and borrowings under commercial lines of credit, floor plan facilities and warehouse facilities at Atlantic Finance.

At September 30, 1996, the Company had working capital of $11.0 million, including accounts receivable of $43.7 million and inventory of $126.8 million, offset by $32.1 million in accounts payable and accrued expenses and $124.1 million in revolving floor plan financing arrangements. The Company's floor plan lenders limit the aggregate amount of such borrowings by formulas based on the cost of vehicles in inventory.

For the nine-month period ending September 30, 1996, operating activities resulted in net cash provided by operations of $12.9 million, principally from income generated by operations.

For the nine-month period ending September 30, 1996, the Company used $41.5 million in investing activities, principally for the acquisitions of Atlanta Toyota, United Nissan and Peachtree Nissan and capital expenditures.

For the nine-month period ending September 30, 1996, net cash provided by financing activities totaled $31.3 million, principally from the private placement of capital stock and warrants under the Equity Facility and otherwise for an aggregate price of $24.6 million and the issuance of additional Senior Notes (with Warrants) in the aggregate principal amount of $18.7 million, net of the repayment of $5.1 million of short-term debt.

At September 30, 1995, the Company had working capital of $2.2 million, including accounts receivable of $27.3 million and inventory of $101.6 million, offset by $22.3 million in accounts payable and accrued expenses and $97.8 million in revolving floor plan financing arrangements

For the nine-month period ending September 30, 1995, operating activities used cash of $7.9 million. This was due principally to the origination of loans by Atlantic Finance.

For the nine-month period ending September 30, 1995, the Company used $22.2 million in investing activities, principally for the acquisition of Landers Auto and capital expenditures.

For the nine-month period ending September 30, 1995, net cash provided by financing activities totaled $33.9 million resulting principally from the private placement of capital stock under the Equity Facility for an aggregate price of $23.0 million, the issuance of Senior Notes (with Warrants) in the aggregate principal amount of $16.3 million and borrowings of $4.2 million on the warehouse credit line at Atlantic Finance.

In September 1995, the Company entered into Securities Purchase Agreements providing for the issuance and sale of up to $35 million aggregate principal amount of Senior Notes due 2003 and Warrants to purchase Common Stock. The permitted uses of proceeds from the sale of the Senior

Notes are to finance acquisitions, make capital contributions to Atlantic Finance, make capital expenditures and provide working capital. As of September 30, 1995 and September 30, 1996, $16.3 million and $35.0 million aggregate principal amount of Senior Notes, respectively, were outstanding.

In December 1993, the Company entered into the Equity Facility providing for the issuance and sale of Class A Preferred Stock and Common Stock for an aggregate price of $77.8 million. The initial closing under the Equity Facility occurred in December 1993 and provided aggregate net proceeds of $15.2 million. In addition, in connection with the initial closing under the Equity Facility, shares of then outstanding common stock were converted into shares of Common Stock valued at $10.3 million. Proceeds from subsequent closings under the Equity Facility during 1994, 1995 and 1996 equaled $5.5 million, $25.2 million and $20.7 million, respectively. In addition, proceeds from additional offerings of capital stock and warrants during July 1996 equaled $4.1 million.

The Company finances substantially all of its new and used vehicle inventory under revolving floor plan financing arrangements with General Motors Acceptance Corporation, Chrysler Credit Corporation, World Omni Financial Corp. and Nissan Motor Acceptance Corporation. The floor plan lenders pay the automobile manufacturers directly with respect to new vehicles. The Company makes monthly interest payments on the amount financed but is not required to make loan principal repayments prior to the sale of new and used vehicles. Substantially all of the assets of the Company's dealerships are subject to security interests granted to their floor plan lending sources.

Cyclicality

The Company's business, as well as the entire automotive retailing industry is dependent on a number of factors relating to general economic conditions, including price and availability of fuel, interest rate fluctuations, economic recessions and consumer business cycles. The Company believes its geographic diversity, expansion into automobile financial services and emphasis on service and repair operations help to reduce the overall impact of these general economic factors on the Company. The Company's business, however, may be materially adversely affected by severe adverse economic conditions.

Seasonality

The Company's combined business is modestly seasonal overall. The greatest seasonalities exist in the DiFeo Group, which operates in the New York metropolitan area. At the DiFeo Group, the second and third quarters are the strongest with the fourth and first quarters the weakest with respect to sales and profits relating to vehicle sales. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations. At the Company's other dealerships, seasonality in all business sectors is modest.

Effects of Inflation

The Company believes that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenue or profitability. The Company does not expect inflation to have any near-term material effects on the sale of its products and services. However, there can be no assurance that there will be no such effect in the future.

The Company finances substantially all of its inventory through various revolving floor plan arrangements with interest rates which vary based on the prime rate or LIBOR. Such rates have historically increased during periods of increasing inflation. The Company does not believe that it would be at a competitive disadvantage should interest rates increase due to increased inflation since most other automobile dealers have similar floating rate borrowing arrangements.

Recent Accounting Pronouncements

In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 establishes financial reporting standards for stock based compensation plans. The Company anticipates adopting the disclosure only provisions of this standard during 1996.

In June 1996, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 establishes financial and reporting standards for derecognition of certain liabilities. The Company is currently assessing the impact this standard may have on its financial position and results of operations.

ITEM 2 - CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On July 2, 1996, the Company granted to employees options under its Stock Option Plan to purchase up to 36,500 shares of Common Stock at an exercise price of $10.00 per share. Such options vest in five equal installments on each of the five anniversaries of the date of grant. The grants were effected in reliance on Rule 701 under the Securities Act of 1933, as amended (the "Securities Act"), for offers and sales pursuant to certain compensatory benefit plans.

On July 10, 1996, at the final closings under the Equity Facility, the Company issued to existing stockholders 419,946 shares of Class A Preferred Stock and 293,948 shares of Common Stock for aggregate consideration of $6.6 million. On such date, the Company also issued to existing stockholders 306,346 shares of Class A Preferred Stock and issued to existing warrantholders warrants to purchase up to 93,747 shares of Class A Preferred Stock at an exercise price of $0.01 per share. The aggregate consideration for such securities was $4.0 million.

On July 11, 1996, at the final closing under the Securities Purchase Agreements, the Company issued to J.P. Morgan Capital Corporation a Senior Note due 2003 in the principal amount of $5.5 million and issued to existing warrantholders warrants to purchase up to 132,006 shares of Common Stock at an exercise price of $0.01 per share. The aggregate consideration for such securities was $5.5 million.

On July 31, 1996, the Company issued 10,000 shares of Class A Preferred Stock to Richard Sinkfield for aggregate consideration in the amount of $100,000.

In addition to any exemptions specified above, each of the foregoing issuances was effected in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. No additional sales fees were paid in connection with such issuances.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 5, 1996, the Company requested the written consent of its stockholders holding 93.2% of its voting capital stock to amend its Certificate of Incorporation to increase the amount of the Company's authorized capital stock for the purpose of effecting a private placement on July 10, 1996. All such stockholders granted their consent.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

*3.1           Third Restated Certificate of Incorporation.
*3.2           Third Restated Bylaws.
*4.1           Specimen Common Stock certificate.
*10.1.1.1      Registration Rights Agreement, dated as of October 15, 1993, among the Company and the investors listed therein.
*10.1.1.2      Amendment to Registration Rights Agreement, dated as of July 31,
               1996, among the Company and the investors listed therein.
*10.1.2        Waiver, Consent and Modification Agreement, dated as of September
               22, 1995, among the Company and its stockholders.
*10.1.3        Letter Agreement, dated September 22, 1996, between the Company and J.P. Morgan Capital Corporation.
*10.1.4        Form of Warrant.
*10.1.5        Form of Additional Warrant.
*10.1.6        Employment Agreement, dated as of June 21, 1996, between the
               Company and Carl Spielvogel.
*10.1.7        Severance Agreement, dated April 5, 1996, among the Company,
               Trace and Ezra P. Mager.
*10.1.8        Stock Option Plan of the Company.
*10.1.9        Registration Rights Agreement, dated as of August 1, 1995, among the company and the parties listed on Schedule I thereto.
*10.1.10       Sublease, dated August 1994, between Overseas Partners, Inc.
               and the Company.
*10.1.11       Letter, dated July 24, 1996, from Chrysler Corporation to the
               Company.
*10.1.12       Agreement, dated July 24, 1996, between the Company and Toyota
               Motor Sales U.S.A., Inc.
*10.1.13       Non-employee Director Compensation Plan of the Company.
*10.1.14       Form of Agreement among the Company, certain of its affiliates and American Honda Motor Co., Inc.
*10.1.15       Form of Option Certificate of the Company in favor of Samuel X.
               DiFeo and Joseph C. DiFeo.
*10.1.16       Form of Registration Rights Agreement among the Company and the parties listed on Schedule U thereto.
*10.2.1.1      Honda Automobile Dealer Sales and Service Agreement, dated
               October 5, 1995, between American Honda Motor Co.Inc.and
               Danbury Auto Partnership.
*10.2.1.2      American Honda Motor Co. Standard Provisions.
*10.2.2.1      Lexus Dealer Agreement, dated October 5, 1992, between Lexus, a division of Toyota Motor Sales, U.S.A., Inc, and Somerset Motors
               Partnership.
*10.2.2.2      Lexus Dealer Agreement Standard Provisions.

*10.2.3.1       Mitsubishi Motor Sales of America, Inc. Dealer Sales and Service
                Agreement, dated August 29, 1994, between Mitsubishi Motor Sales of America, Inc. and Rockland Motors Partnership, as amended
                August 20, 1996.
*10.2.3.2       Mitsubishi Motor Sales of America, Inc. Dealer Sales and Service
                Agreement Standard Provisions.
*10.2.4.1       BMW of North America, Inc. Dealer Agreement, dated January 1,
                1994, between BMW of North America, Inc. and DiFeo BMW
                Partnership, as amended October 21, 1996.
*10.2.4.2       BMW of North America, Inc. Dealer Standard Provisions Applicable
                to Dealer Agreement.
*10.2.5.1       Term Dealer Sales and Service Agreement, dated July 3, 1996, between American Suzuki Motor Corporation and Fair Hyundai
                Partnership, as amended September 6, 1996.
*10.2.5.2       Suzuki Dealer Sales and Service Agreement Standard Provisions.
*10.2.6.1       Toyota Dealer Agreement, dated May 5, 1995, between Toyota
                Motor Distributors, Inc. and Hudson Motors Partnership.
*10.2.6.2       Toyota Dealer Agreement Standard Provisions.
*10.2.7.1       Oldsmobile Division Dealer Sales and Service Agreement, dated
                October 2, 1992, between General Motors Corporation, Oldsmobile
                Division and J&F Oldsmobile-Isuzu Partnership, as amended
                December 20, 1993 and July 23, 1996.
*10.2.7.2       General Motors Dealer Sales and Service Agreement Standard
                Provisions.
*10.2.8.1       Chevrolet-Geo Dealer Sales and Service Agreement, dated November
                1, 1995, between General Motors Corporation, Chevrolet Motor
                Division and Fair Chevrolet-Geo Partnership.
*10.2.9.1       Nissan Dealer Term Sales and Service Agreement, between the
                Nissan Division of Nissan Motor Corporation in U.S.A. and DiFeo
                Nissan Partnership.
*10.2.9.2       Nissan Dealer Sales and Service Agreement Standard Provisions.
*10.2.10.1      Chrysler Corporation Term Sales and Service Agreement, dated
                August 16, 1995, between Fair Chrysler Plymouth Partnership and
                Chrysler Corporation.
*10.2.10.2      Chrysler Corporation Sales and Service agreement Additional
                Terms and Provisions.
*10.2.11        Chrysler Corporation Eagle Sales and Service Agreement, dated
                October 8, 1992, between DiFeo Jeep-Eagle Partnership and
                Chrysler Corporation.
*10.2.12        Chrysler Corporation Chrysler Sales and Service Agreement, dated
                August 16, 1995, between DiFeo Chrysler Plymouth Jeep Eagle
                Partnership and Chrysler.
*10.2.13        Chrysler Corporation Plymouth Sales and Service Agreement, dated
                November 13, 1992, between DiFeo Chrysler Plymouth Jeep Eagle
                Partnership and Chrysler Corporation.
*10.2.14        Toyota Dealer Agreement, dated May 5, 1995, between Toyota
                Motor Distributors, Inc. and County Auto Group Partnership.
*10.2.15.1      Hyundai Motor America Dealer Sales and Service Agreement, dated
                October 12, 1992, between Hyundai Motor America and Fair Hyundai
                Partnership as amended November 22, 1993, October 12, 1995,
                March 14, 1996 and September 18, 1996.
*10.2.15.2      Hyundai Motor America Dealer Sales and Service Agreement
                Standard Provisions.
*10.2.16        Hyundai Motor America Dealer Sales and Service Agreement, dated
                November 22, 1993, as amended April 1, 1994, and November 3,
                1995, between Hyundai Motor America and DiFeo Hyundai
                Partnership.
*10.2.17        Toyota Dealer Agreement, dated August 23, 1995, between Toyota
                Motor Distributors, Inc. and OCT Partnership.

*10.2.18        Mitsubishi Motor Sales of America, Inc. Sales and Service
                Agreement, dated June 30, 1994, between Mitsubishi Motor Sales of America, Inc. and OCM Partnership.
*10.2.19        Chrysler Corporation Jeep Sales and Service Agreement, dated
                October 8, 1992, between DiFeo Jeep-Eagle Partnership and
                Chrysler Corporation.
*10.2.20        Chevrolet-Geo Dealer Sales and Service Agreement, dated November
                1, 1995 between General Motors Corporation, Chevrolet Motor
                Division and DiFeo Chevrolet-Geo Partnership.
*10.2.21        Isuzu Dealer Sales and Service Agreement, dated as of September
                16, 1996 between American Isuzu Motors, Inc. and Fair Cadillac-
                Oldsmobile-Isuzu Partnership.
*10.2.22        Isuzu Dealer Sales and Service Agreement Additional Provisions.
*10.2.23        Loan and Security Agreement, dated as of October 1, 1992,
                between General Motors Acceptance Corporation and Hudson Motors
                Partnership, as amended April 7, 1993.
*10.2.24        Unconditional, Continuing Guaranty of Payment of the Company and
                its affilates named therein, dated as of October 1, 1992, in favor of General Motors Acceptance Corporation, as amended April
                7, 1993.
*10.2.25        Term Loan and Borrowing Base Credit Line Loan Agreement, dated as of April 7, 1993, between General Motors Acceptance
                Corporation and DiFeo-EMCO Management Partnership.
*10.2.26        Settlement Agreement, dated as of October 3, 1996, among the
                Company and certain of tis affiliates, on the one hand, and
                Samuel X. DiFeo, Joseph C. DiFeo and certain of their
                affiliates, on the other hand.
*10.2.27        Form of Agreement and Plan of Merger used in the Minority
                Exchange of the DiFeo Group.
*10.2.28        Form of Lease of certain facilities in the DiFeo Group.
*10.2.29        Lease Agreement, dated September 27, 1990, between J&F
                Associates and TJGHCC Associates.
*10.2.30        Lease Agreement, dated October 1, 1992, between Manly
                Chevrolet, Inc. and County Toyota, Inc.
*10.2.31        Sublease, dated October 1, 1992, between DiFeo BMW, Inc. and
                DiFeo BMW Partnership.
*10.3.1         Receivables Purchase Agreement, dated as of June 28, 1995, between Atlantic Auto Funding Corporation and Atlantic Auto
                Finance Corporation.
*10.3.2         Loan and Security Agreement, dated as of June 28, 1995, among
                Atlantic Auto Funding Corporation, Atlantic Auto Finance
                Corporation and Citibank, N.A.
*10.3.3         Support Agreement of the Company, dated as of June 28, 1995, in favor of Atlantic Auto Funding Corporation.
*10.3.4         Purchase Agreement, dated as of June 14, 1996, between Atlantic
                Auto Finance Corporation and Atlantic Auto Second Funding
                Corporation.
*10.3.5         Transfer and Administration Agreement, dated as of June 14,
                1996, among Atlantic Auto Second Funding Corporation, Atlantic
                Auto Finance Corporation and Morgan Guaranty Trust Company of
                New York.
*10.3.6         Support Agreement of the Company, dated as of June 18, 1996, in favor of Atlantic Auto Second Funding Corporation.
*10.3.7         Pooling and Servicing Agreement relating to Atlantic Auto
                Grantor Trust 1996-A, dated as of June 20, 1996, among Atlantic
                Auto Third Funding Corporation, Atlantic Auto Finance
                Corporation and The Chase Manhattan Bank.

*10.3.8 Insurance and Indemnity Agreement, dated as of June 20, 1996, among Financial Security Assurance Inc., Atlantic Auto Third Funding Corporation and Atlantic Auto Finance Corporation.
*10.3.9 Master Spread Accunt Agreement, dated as of June 20, 1996, among Atlantic Auto Third Funding Corporation, Financial Security Assurance Inc. and The Chase Manhattan Bank.
*10.3.10 Lease Agreement, dated as of March 18, 1994, between Perinton Hills and the Company, including guaranty of lease of Atlantic Auto Finance Corporation.
*10.4.1 Amended and Restated Stock Purchase Agreement, dated as of July 1, 1995, among the Company, Landers Auto Sales, Inc., Steve Landers, John Landers and Bob Landers.
*10.4.2 Promissory Note of the Company, dated August 1, 1995, in favor of Steve Landers and John Landers.
*10.4.3 Promissory Note of the Company, dated August 1, 1995, in favor of Steve Landers and John Landers.
*10.4.4 Guarantee of the Company, dated as of August 1, 1995, in favor of Steve Landers and John Landers.
*10.4.5 Employment Agreement, dated as of August 1, 1995, between Landers Auto Sales, Inc. and Steve Landers.
*10.4.6 Lease, dated as of August 1, 1995, among Steve Landers, John Landers, Bob Landers and Landers Auto Sales, Inc., regarding Jeep-Eagle premises.
*10.4.7 Lease, dated as of August 1, 1995, among Steve Landers, John Landers, Bob Landers and Landers Auto Sales, Inc., regarding Oldsmobile-GMC premises.
*10.4.8 Shareholders' Agreement, dated as of August 1, 1995, among the Company, United Landers, Inc., Landers Auto Sales, Inc., Steve Landers and John Landers.
*10.4.9 Chrysler Corporation Eagle Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.10 Chrysler Corporation Jeep Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.11 Chrysler Corporation Dodge Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.12 Chrysler Corporation Plymouth Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.13 Chrysler Corporation Chrysler Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.14 Oldsmobile Division Dealer Sales and Service Agreement, dated November 1, 1995, between General Motors Corporation, Oldsmobile Division and United Landers Auto Sales, Inc..
*10.4.15 GMC Truck Division Dealer Sales and Service Agreement, dated November 1, 1995, between General Motors Corporation, GMC Truck Division and United Landers Auto Sales, Inc..
*10.4.16        Security Agreement and Master Credit Agreement, dated
                October 25, 1993, between Landers Oldsmobile-GMC Inc. and Chrysler Credit Corporation.
*10.4.17 Security Agreement and Master Credit Agreement, dated May 17, 1989, between Landers Jeep-Eagle, Inc. and Chrysler Credit Corporation.
*10.4.18 Continuing Guaranty of United Landers, Inc., dated August 15, 1994, in favor of Chrysler Credit Corporation.

*10.4.19 Commercial Loan Agreement, dated December 5, 1994, between Landers Oldsmobile-GMC, Inc. and The Benton State Bank.
*10.4.20 Commercial Security Agreement, dated December 5, 1994, between Landers Oldsmobile-GMC, Inc. and The Benton State Bank.
*10.4.21 Agreement, dated July 31, 1995, between the Company and General Motors Corporation, Oldsmobile Division.
*10.5.1 Stock Purchase Agreement, dated as of November 17, 1995, among the Company, UAG Atlanta, Inc., Atlanta Toyota, Inc, and Carl
                H. Westcott.
*10.5.2 Promissory Note of UAG Atlanta, Inc., dated January 16, 1996, in favor of Carl H. Westcott.
*10.5.3 Guaranty of the Company, dated as of January 16, 1996, in favor of Carl H. Westcott.
*10.5.4 Promissory Note of Atlanta Toyota, Inc., dated January 16, 1996, in favor of First Extended Service Corporation.
*10.5.5 Guaranty of the Company, dated as of January 16, 1996, in favor of Carl H. Westcott.
*10.5.61 Lease Agreement, dated as of January 3, 1996, between Carl Westcott and Atlanta Toyota, Inc.
*10.5.7 Lease Guaranty of the Company, dated as of January 16, 1995, in favor of Carl Westcott.
*10.5.8 Toyota Dealer Agreement, dated January 16, 1996, between Southeast Toyota Motor Distributors, Inc. and Atlanta Toyota, Inc.
*10.5.9 Wholesale Floor Plan Se;curity Agreement, dated May 24, 1996, between World Omni Financial Corp. and Atlanta Toyota, Inc.
*10.5.10 Continuing Guaranty of the Company in favor of World Omni Financial Corp. and certain affiliates.
*10.5.11 Inventory Financing Payment Agreement, dated May 24, 1996, among Atlanta Toyota, Inc., Fidelity Warranty Services, Inc. and World Omni Financial Corp.
*10.5.12 Shareholders' Agreement, dated as of July 31, 1996, among the Company, UAG Atlanta, Inc., Atlanta Toyota and John Smith.
*10.5.13 Employment Agreement, dated a of January 16, 1996, among the Company, UAG Atlanta, Inc. and John Smith.
*10.6.1 Stock Purchase Agreement, dated as of March 1, 1996, among the Company, UAG Atlanta II, Inc., Steve Raymen Nissan, Inc., Steven L. Rayman and Richard W. Keffer, Jr.
*10.6.2 Employment Agreement, dated as of May 1, 1996, among the Company, UAG Atlanta II, In., Steve Rayman Nissan, Inc. and Bruce G. Dunker.
*10.6.3         Lease Agreement, dated as of May 1, 1996, among Steven L.
                Rayman, Richard W. Keffer, Jr. and Steve Rayman Nissan, Inc.
*10.6.4 Nissan Dealer Term Sales and Service Agreement, between the Nissan Division of Nissan Motor Corporation in U.S.A. and United Nissan, Inc.
*10.6.5 Wholesale Floor Plan Security Agreement, dated April 29, 1996, between World Omni Financial Corp. and United Nissan, Inc.
*10.6.6 Continuing Guaranty of the Company, dated April 29, 1996, in favor of World Omni Financial Corp. and certain affiliates.
*10.7.1 Stock Purchase Agreement, dated as of June 7, 1996, among the Company, UAG Atlanta III, Inc. Hickman Nissan, Inc., Lynda Jane Hickman and Lynda Jane Hickman as Executrix under the will of James Franklin Hickman, Jr., deceased.

*10.7.2         Nissan Dealer Term Sales and Service Agreement, between the
                Nissan Division of Nissan Motor Corporation in U.S.A. and
                Peachtree Nissan, Inc.
*10.7.3         Automotive Wholesale Financing and Security Agreement, dated
                July 12, 1996, between Nissan Motor Acceptance Corporation and
                Peachtree Nissan, Inc.
*10.7.4         Guaranty of the Company and UAG Atlanta III, Inc., dated July
                12, 1996, in favor of Nissan Motor Acceptance Corporation.
*10.7.5         Promissory Note of UAG Atlanta III, Inc., dated July 12, 996, in favor of Lynda Jane Hickman, as Executrix under the will of
                James Franklin Hickman, Jr.
*10.7.6         Guaranty of Note of Hickman Nissan, Inc., dated July 12, 1996, in favor of Lynda Jane Hickman, as Executrix under the will of
                James Franklin Hickman, Jr.
*10.7.7         Guaranty of Note of the Company, dated July 12, 1996, in favor of Lynda Jane Hickman, as Executrix under the will of James
                Franklin Hickman, Jr.
*10.7.8         Lease Agreement, dated July 12, 1996, between Lynda Jane
                Hickman, as Executrix under the will of James Franklin Hickman,
                Jr., and Hickman Nissan, Inc.
*10.7.9         Lease Agreement, dated July 12, 1996, between Argonne
                Enterprises, Inc. and Hickman Nissan, Inc.
*10.7.10        Guaranty of Lease of the Company, dated July 12, 1996, in favor of Lynda Jane Hickman, Jr.
*10.7.11        Guaranty of Lease of the Company, dated July 12, 1996, in favor of Argonne Enterprises, Inc.
*10.8.1         Stock Purchase Agreement, dated as of June 6, 1996, among the
                Company, UAG West, Inc., Scottsdale Jaguar, LTD., SA
                Automotive, LTD., SL Automotive, LTD., SPA Automotive, LTD.,
                LRP, LTD., Sun BMW, LTD., Scottsdale Management Group, LTD.,
                6725 Dealership LTD., Steven Knappenberger Revocable Trust
                Dated April 15, 1983, as amended, Brochick 6725 Trust dated
                December 29, 1992, Beskind 6725 Trust dated December 29, 1992,
                Steven Knappenberger, Jay P. Beskind December 29, 1992,
                Knappenberger 6725 Trust dated and George W. Brochick, as
                amended on October 21, 1996 by Amendment No. 1, Amendment No. 2
                and Amendment No. 3.
*10.8.2         Purchase and Sale Agreement, 6905 E. McDowell Road, dated
                June 6, 1996, among Steven Knappenberger, as Trustee of the
                Steven Knappenberger Revocable Trust II, Bruce Knappenberger, as
                Trustee of the Bruck Knappenberger Trust and UAG West, Inc. and
                Steven Knappenberger.
*10.8.3         Form of Employment Agreement between the Company, UAG West,
                Inc., and Steven Knappenberger.
*10.8.4         Form of Broker's Agreement between UAG West, Inc. and KBB, Inc.
*10.8.5.1       Form of Audi Dealer Agreement.
*10.8.5.2       Audi Standard Provisions.
*10.8.6.1       Form of Acura Automobile Dealer Sales and Service Agreement.
*10.8.6.2       Acura Standard Provisions.
*10.8.7.1       Form of BMW of North America Dealer Agreement.
*10.8.8.1       Form of Porsche Sales and Service Agreement.
*10.8.8.2       Form of Addendum to Porsche Sales and Service Agreement.
*10.8.9.1       Form of Land Rover North America, Inc. Dealer Agreement.
*10.8.9.2       Land Rover Standard Provisions.
*10.8.10        Sublease, dated June 7, 1988, between Max of Switzerland and
                Scottsdale Porsche & Audi, Ltd.

*10.8.11 Lease, dated October 1990, between Lisa B. Zelinsky and R.J. Morgan Corporation of America and Scottsdale Hyundai, Ltd.
*10.8.12 Sublease, dated July 1, 1995, between Camelback Automotive, Inc. and LRP Ltd.
*10.8.13       Lease, dated February 27, 1995, between Lee S. Maas and Sun BMW
               Ltd.
*10.8.14 Form of Shareholders' Agreement among UAG West, Inc., SK Motors, Ltd., and the Knappenberger Revocable Trust.
*10.8.15 Form of Management Agreement among the Company, UAG West, Inc. and Scottsdale Jaguar, Ltd.
*10.8.16       Form of Lease Agreement between 6725 Agent and Scottsdale
               Jaguar, Ltd.
*10.8.17 Form of Indemnification Agreement among the Company, UAG West, Inc., Scottsdale Jaguar, Ltd., Steven Knappenberger, and certain other individuals and trusts.
*10.8.18 Form of Real Estate Loan and Security Agreement, made by SA Automotive, Ltd. for the benefit of Chrysler Financial Corporation.
*10.8.19 Form of Security Agreement and Master Credit Agreement of Chrysler Credit Corporation.
*10.8.20 Form of Continuing Guaranty of each of the Company and UAG West, Inc. in favor of Chrysler Credit Corporation.
*10.9.1 Stock Purchase Agreement, dated August 5, 1996, among the Company, UAG Atlanta IV, Inc., Charles Evans BMW, Inc. and Charles F. Evans.
*10.9.2 Stock Purchase Agreement, dated August 5, 1996, among the Company, UAG Atlanta IV, Inc., Charles Evans Nissan, Inc. and Charles F. Evans.
*10.9.3 Form of Dealer Agreement between BMW North America, Inc. and Charles Evans BMW Inc.
*10.9.4 Form of Nissan Dealer Term Sales and Service Agreement between Nissan Motor Corporation in U.S.A. and Charles Evans Nissan, Inc.
*10.9.5 Form of Lease Agreement between Charles F. Evans and Charles Evans BMW, Inc.
*10.9.6        Form of Lease Guaranty of the Company in favor of Charles F.
               Evans.
*10.9.7 Form of Lease Agreement between Charles F. Evans and Charles Evans Nissan, Inc.
*10.9.8        Form of Lease Guaranty of the Company in favor of Charles F.
               Evans.
*10.9.9 Form of Purchase and Sale Agreement for Charles Evans BMW Property between Charles F. Evans and the Company.
*10.9.10 Form of Purchase and Sale Agreement for Charles Evans Nissan Property between Charles F. Evans and the Company.
*10.9.11 Form of Inventory Financing and Security Agreement between BMW Financial Services NA, Inc. and UAG Atlanta IV Motors Inc.
*10.9.12 Form of Guaranty of the Company in favor of BMW Financial Services NA, Inc.
*10.9.13 Form of Inventory Financing and Security Agreement between BMW Financial Services NA, Inc. and Conyers Nissan, Inc.
*10.9.14 Form of Guaranty of the Company in favor of BMW Financial Services NA, Inc.
*10.10.1 Stock Purchase Agreement, dated September 5, 1996, among the Company, UAC Tennessee, Inc., Standefer MotorSales, Inc., Charles
               A. Standefer and Charles A. Standefer and Karen S. Nicely, trustees uner the Irrevocable Trust Agreement of Charles B. Standefer for the primary benefit of children, dated December 21, 1992.
*10.10.2 Form of Nissan Dealer Term Sales and Service Agreement between Nissan Motor Corporation in U.S.A. and Conyers Nissan, Inc.
*10.10.3 Form of Lease Agreement between Standefer Investment Company and Standefer Motor Sales, Inc.

*10.10.4 Form of Lease Guaranty of the Company in favor of Standefer Investment Company.
*10.10.5 Form of Security Agreement and Master Credit Agreement between Chrysler Credit Corporation and Standefer Morot Sales, Inc.
*10.10.6 Form of Continuing Guaranty of each of the Company and UAG Tennessee, Inc. in favor of Chrysler Credit Corporation.
  11.1         Statement re computation of per share earnings.
  27.1         Financial Data Schedule.


------------------------
* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-09429.


          (b)     Reports of Form 8-K.

                  None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    UNITED AUTO GROUP, INC.



  DATE: December 5, 1996
                                                 By:/s/ Carl Spielvogel
                                                    -------------------
                                                    Carl Spielvogel
                                                    Chairman of the Board and
                                                    Chief Executive Officer
                                                    (Duly Authorized Officer)



  DATE: December 5, 1996
                                                  By:/s/ Robert W. Thompson
                                                     ----------------------
                                                     Robert W. Thompson
                                                     Vice President - Finance
                                                     (Chief Accounting Officer)