Form 10-K
period 1996-12-31
UNITED AUTO GROUP INC
filed 1997-03-18
CIK 1019849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER ______

                            UNITED AUTO GROUP, INC.

             (Exact name of registrant as specified in its charter)

              DELAWARE                                      22-3086739
   (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                      Identification No.)

        375 PARK AVENUE, NEW YORK, NEW YORK                  10152
      (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (212) 223-3300

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of each class          Name of each exchange on which registered
 VOTING COMMON STOCK, PAR VALUE                NEW YORK STOCK EXCHANGE
        $0.0001 PER SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

AT MARCH 7, 1997, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES WAS $196,548,360.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MARCH 7, 1997:

VOTING COMMON STOCK, $0.0001 PAR VALUE                          16,639,946

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                         605,454

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 18, 1997, ISSUED IN CONNECTION WITH THE ANNUAL MEETING OF SHAREHOLDERS PRESENTLY SCHEDULED TO BE HELD ON APRIL 17, 1997 ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                               TABLE OF CONTENTS

                                     PART I
                                                                           PAGE

 1. Business...............................................................  4
 2. Properties............................................................. 11
 3. Legal Proceedings...................................................... 13
 4. Submission of Matters to a Vote of Securityholders..................... 13

                                    PART II

 5. Market for Registrant's Common Equity and Related Stockholder Matters.. 13
 6. Selected Consolidated Financial Data................................... 14
 7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................. 18
 8. Financial Statements and Supplementary Data............................ 24
 9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.................................................. 24

                                    PART III

10. Directors and Executive Officers of the Registrant..................... 24
11. Executive Compensation................................................. 24
12. Security Ownership of Certain Beneficial Owners and Management......... 24
13. Certain Relationships and Related Transactions......................... 24

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....... 25

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

United Auto Group, Inc. was incorporated in the State of Delaware in December 1990 and commenced dealership operations in October 1992. Unless the context otherwise requires, references herein to "UAG" or the "Company" refer to United Auto Group, Inc. and its subsidiaries, and references herein to the "Common Stock" refers to the Company's Voting Common Stock, par value $0.0001 per share.

UAG is a leading acquirer, consolidator and operator of franchised automobile and light truck dealerships and related businesses. The Company believes that it is the second largest publicly-traded retailer of new motor vehicles in the United States. At the end of 1996, the Company operated 37 franchises located in Arizona, Arkansas, Connecticut, Georgia, New Jersey, New York, and Tennessee. These franchises represent 22 American, Asian and European brands. As an integral part of its dealership operations, UAG sells used vehicles. In addition, the Company operates eight stand-alone used car retail centers. All of UAG's dealerships include integrated service and parts operations, which are an important source of recurring revenues. The Company also owns Atlantic Auto Finance Corporation ("Atlantic Finance"), an automobile finance company engaged in the purchase, sale and servicing of prime credit quality automobile loans originated by both UAG and third-party dealerships. In addition, UAG dealerships market a complete line of aftermarket automotive products and services through United AutoCare, an aftermarket products and services subsidiary. In 1996, on a pro forma basis, UAG had revenues of approximately $1.6 billion and retailed 41,916 new and 22,946 used vehicles.

The Company was formed to capitalize on consolidation opportunities within the highly fragmented $660 billion automotive retailing industry by acquiring, consolidating, and operating large automobile retailers and related businesses. As capital requirements to operate dealerships continue to increase and many owners who were granted franchises in the 1950s and 1960s approach retirement age, many individual dealers are seeking exit opportunities. These conditions present attractive consolidation opportunities for larger automobile retailers such as UAG.

The following table sets forth information with respect to each dealership owned by the Company at December 31, 1996:

                               DATE
       ACQUIREE              ACQUIRED     LOCATIONS        FRANCHISES PRESENTLY HELD
       --------              --------     ---------        -------------------------
DiFeo Automotive Group         10/92   Danbury, CT         Chevrolet-Geo, Hyundai, Isuzu, Suzuki
                                       Bound Brook, NJ     Lexus
                                       Jersey City, NJ     Hyundai, Jeep-Eagle, Oldsmobile, Toyota
                                       Tenafly, NJ         BMW
                                       Nyack, NY           Mitsubishi, Toyota
DiFeo Nissan                   11/92   Jersey City, NJ     Nissan
DiFeo Chrysler-Plymouth        12/92   Jersey City, NJ     Chrysler-Plymouth

                                                                    continued
                               DATE

       ACQUIREE              ACQUIRED     LOCATIONS        FRANCHISES PRESENTLY HELD
       --------              --------     ---------        -------------------------
DiFeo Chevrolet-Geo            12/92   Jersey City, NJ     Chevrolet-Geo
Fair Honda                      1/93   Danbury, CT         Honda
Fair Dodge                      2/93   Danbury, CT         Dodge
Gateway                         8/93   Toms River, NJ      Mitsubishi, Toyota
Landers Auto                    8/95   Benton, AK          Chrysler-Plymouth, Dodge, GMC Truck, Jeep-Eagle,
                                                           Oldsmobile
Atlanta Toyota                  1/96   Duluth, GA          Toyota
United Nissan (GA)              5/96   Morrow, GA          Nissan
Peachtree Nissan                7/96   Chamblee, GA        Nissan
Sun Group                      10/96   Phoenix, AZ         BMW, Land Rover
                                       Scottsdale, AZ      Acura, Audi, Land Rover, Lexus, Porsche
United BMW                     10/96   Duluth, GA          BMW
Conyers Nissan                 10/96   Conyers, GA         Nissan
United Nissan (TN)             10/96   Chattanooga, TN     Nissan

Management believes that UAG is well-positioned to continue capitalizing on the consolidation trend in the automotive retailing industry due to its proven acquisition history, diverse geographic presence, substantial size and financial resources. Since December 31, 1996, the Company has reached agreements to purchase Hanna Nissan in Las Vegas, a group of three dealerships in Atlanta and Chattanooga and a group of nine dealerships located in the New York metropolitan area and Florida. The Company also completed its previously announced acquisition of the Crown dealerships in Houston during the first quarter of 1997.

The following table sets forth, on a pro forma basis for 1996, certain information relating to new vehicles sold at retail by the Company:

               ----------------------------------------------------
                             NUMBER OF NEW       % OF NEW VEHICLES
MANUFACTURER       VEHICLES SOLD AT RETAIL          SOLD AT RETAIL
------------       -----------------------          --------------
Toyota                              15,204                  36.4%
Nissan                               8,308                  19.8
Chrysler                             7,774                  18.5
General Motors                       3,489                   8.3
BMW                                  2,316                   5.5
Honda                                1,793                   4.3
Mitsubishi                           1,234                   2.9
Hyundai                                811                   1.9
Land Rover                             407                   1.0
Isuzu                                  216                   0.5
Audi                                   140                   0.3
Porsche                                119                   0.3
Suzuki                                 105                   0.3
                                    ------                 -----


    Total                           41,916                 100.0%
                                    ======                 =====


On a pro forma basis, the retail sale of these new vehicles generated $933.3 million in revenues or 58.4% of total automobile dealership revenues.

UAG purchases substantially all of its new car inventory directly from manufacturers. Each of the Company's dealerships operates pursuant to a franchise agreement between the applicable manufacturer and the subsidiary of the Company that operates such dealership. In accordance with the individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of manufacturers to influence the operations of a dealership, or the loss of a franchise agreement, could have a negative impact on the Company's operating results.

Manufacturers allocate inventory based on the size and location of dealerships, but actual shipments result from negotiations with individual dealers. The Company believes that larger dealers, such as UAG, are better positioned to secure favorable inventory shipments and optimize manufacturers' allocations. UAG finances its inventory purchases through revolving credit arrangements known in the industry as floor plan facilities.

New vehicle retail sales are made to individual customers and to leasing companies providing consumer leasing. Industry wide, the percentage of new vehicle retail sales that are leasing transactions has increased from 13.5% in 1990 to 33.0% in 1996. Manufacturers have encouraged this trend through their captive finance companies by supporting residual values in such a way so as to reduce consumers' monthly lease payments, particularly for shorter-term leases. This method has attracted consumers to shorter-term leases, which has the effect of bringing the consumer back to the market sooner than if the purchase were debt financed and providing new car dealerships with a steady source of late-model, off-lease vehicles for their used car inventory. In addition, because the vehicle usually remains under factory warranty for the term of the lease, the dealership has the opportunity to provide repair service to the lessee.

GROWTH STRATEGY

UAG seeks to be a leader in the consolidation of the automotive retailing industry and to increase stockholder value through a growth strategy focused on
(i) acquiring profitable dealership operations, (ii) leveraging its new car franchises to grow higher-margin businesses and (iii) generating incremental revenue from its automobile finance business.

Acquire Profitable Dealership Operations

UAG seeks to capitalize on continuing consolidation in the U.S. automotive retailing industry by selectively acquiring profitable dealerships. The Company targets dealerships or dealership groups with established records of profitability and customer satisfaction as well as experienced management willing to remain in place. The Company focuses on opportunities in geographic markets with above-average projected population and job growth. Of the approximately 22,000 dealerships in the United States, the Company believes that at least 2,000 dealerships, some of which are members of dealership groups, meet its acquisition criteria.

Grow Higher-Margin Businesses

UAG is leveraging its new car franchises and applying its financial resources to grow higher-margin businesses such as the retail sale of used vehicles, aftermarket products and service and parts.

Used Vehicles. On a pro forma basis, in 1996, UAG sold at retail 22,946 used vehicles and used vehicle operations generated $322.6 million in revenues, or 20.2% of total auto dealership revenues. Used vehicle sales by franchised dealers, with average prices approximating 60% of new vehicle prices, typically generate higher gross margins than new car sales because of limited comparability among used vehicles and the somewhat subjective nature of their valuation. Consumer acceptance of used vehicle purchasing has grown due principally to the following factors: (i) the availability of late-model, low-mileage used automobiles has increased due to the large supply of cars coming off short-term leases and from rental company fleets; (ii) the quality of motor vehicles has generally improved; and (iii) the prices of new cars have risen. The Company has taken advantage of this trend by recently opening additional stand-alone used vehicle operations.

Profits from used car sales are dependent primarily on the ability to source a low-cost, high-quality supply and effectively manage inventory. UAG's dealerships acquire their used cars through trade-ins, lease expirations and auctions. Off-lease vehicles are regarded as the highest quality in their age class due to their low mileage and good condition relative to fleet and rental vehicles. When a leasing customer declines to purchase the vehicle upon expiration of the lease, industry practice is to offer it to the dealer that originated the transaction before it is offered to other dealers or sold at auction. In addition, UAG purchases a significant portion of its used car inventory at "closed" auctions, which offer off-lease, rental and fleet vehicles. Such auctions can be attended only by new car dealers. The balance of its used car inventory is purchased at "open" auctions, which offer repossessed cars and cars offered by other dealers.

The Company has taken several initiatives to enhance customer confidence in used cars, including offering extended warranties, stocking higher-quality, late-model used cars and participating in manufacturer certification programs. Under such certification programs, which are available exclusively to new car dealers, manufacturers support used vehicles with extended factory warranties and attractive financing options. The Company performs the rigorous inspections and reconditioning required for certification. Management believes that its size is an advantage over smaller new car dealers, who may not receive a sufficient supply to justify dedicating resources to the certification process.

Aftermarket Products. On a pro forma basis, in 1996, UAG's sales of aftermarket products generated $51.7 million in revenues, or 3.2% of total auto dealership revenues. Each sale of a new or used vehicle provides the opportunity for the Company to sell aftermarket products. Aftermarket products include accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors, as well as extended service contracts and credit insurance policies. In addition, the Company receives fees for placing financing and lease contracts. In order to meet customers' needs and help create a "one-stop" shopping experience, management continues to expand aftermarket product offerings.

Service and Parts. On a pro forma basis, in 1996, UAG's service and parts operations generated $126.1 million in revenues, or 7.9% of total auto dealership revenues. Each of UAG's new vehicle dealerships offers a fully integrated service and parts department. The service and parts business provides an important recurring revenue stream to the Company's dealerships, which may help to mitigate the effects of downturns in the automobile sales cycle. Unlike independent service shops or used car dealerships with service operations, UAG is qualified to perform work covered by manufacturer warranties. Since warranty service work is paid for by the manufacturer, consumers are motivated to service their vehicles at a dealership for the warranty period. In recent years, manufacturers have generally lengthened standard warranty coverage on new cars to three years or 36,000 miles and introduced warranty coverage on used cars, further enhancing customer retention opportunities in the service area. To grow their service and parts businesses, UAG dealerships track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. In addition, the Company actively markets warranty-covered services to potential customers such as municipalities and corporations with large fleets of automobiles located near certain of its dealerships. The Company is able to offer repair services to such customers on a more efficient and less costly basis than such customers generally can perform themselves. The Company believes that its market share will grow at the expense of independent mechanics' shops, which may be unable to address the increased mechanical and electronic sophistication of today's motor vehicles and the increased expenses of compliance with more stringent environmental regulations.

Generate Incremental Revenue from Automobile Finance Business

In 1996, industry wide, approximately 73% of new and used automobile retail purchases (exclusive of private sales) were financed. To capitalize on this market, the Company established Atlantic Finance, its own automobile finance subsidiary. Atlantic Finance purchases, sells and services motor vehicle installment contracts originated by both UAG and third-party dealerships. Atlantic Finance commenced loan operations in January 1995 and currently serves approximately 150 dealerships in Arkansas, Connecticut, Georgia, New Jersey and New York. Atlantic Finance derives its revenues from three primary areas (i) finance charges on its automobile contracts, (ii) gains in connection with the sale or securitization of pools of automobile contract receivables and (iii) service fees, late charges and other related income.

OPERATING STRATEGY

Emphasize Customer Service

Central to UAG's overall philosophy is customer-oriented service designed to meet the needs of an increasingly sophisticated and demanding automotive consumer through "one-stop" shopping convenience, competitive pricing and a sales staff that is knowledgeable about product offerings and responsive to a customer's particular needs. The Company's goal is to establish lasting relationships with its customers, which it believes enhances its reputation in the community and creates the opportunity for significant repeat and referral business.

The quality of customer service provided by dealerships' sales and service departments is measured by customer satisfaction index ("CSI") scores, which are derived from data accumulated by manufacturers through individual customer surveys. UAG relies on this data to improve dealership operations and uses it as a factor in determining the compensation of general managers and sales and service personnel in all its dealerships. The Company's most recent CSI scores indicate that a majority of its dealerships' CSI scores were at or above the average CSI scores for the applicable regions.

COMPETITION

Automobile Dealerships

The automotive retailing industry is extremely competitive. In large metropolitan areas, consumers have a number of choices in deciding where to purchase a new or used vehicle and where to have their vehicles serviced.

For new vehicle sales, the Company competes with other franchised dealers in each of its marketing areas. The Company does not have any cost advantage in purchasing new vehicles and typically relies on advertising and merchandising, sales expertise, service reputation and the location of its dealerships to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale of new vehicles from independent leasing companies and on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of operating on smaller gross margins and offering lower sales prices than franchised dealers.

For used cars, the Company competes with other franchised dealers, independent used car dealers, automobile rental agencies, private parties and used car "superstores" for the supply and resale of used vehicles. UAG believes that by virtue of its new vehicle franchises it enjoys significant advantages over both independent and chain used-car companies in its sources of used vehicles. Specifically, the Company has access to (i) a steady supply of quality off-lease vehicles that were originally leased through the new vehicle franchise, (ii) used car auctions open only to new car dealers and (iii) a supply of used cars accepted as trade-ins for new vehicle purchases. In addition, only new car franchises are able to sell used cars certified by the automobile manufacturer under newly introduced programs in which the manufacturer supports specific high-quality used cars with extended warranties and attractive financing options.

The Company believes that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for particular brands of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. The Company believes that its dealerships are competitive in all of these areas.

The Company competes against other franchised dealers to perform warranty repairs and against other automobile dealers, franchised and unfranchised service center chains, and independent garages for non-warranty repair and routine maintenance business. The Company competes with other automobile dealers, service stores and auto parts retailers in its parts operations. The Company believes that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, familiarity with a manufacturer's brands and models, and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than the Company's prices.

Atlantic Finance

Atlantic Finance faces competition from a variety of lenders in the fragmented auto finance market, including captive finance companies, banking institutions and independent finance companies. Captive finance companies such as General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Financial Corporation primarily focus on increasing dealer sales volume by offering low-yield rates when promoting certain products. In general, captive finance companies provide standardized products and fixed market rates and are not as flexible in the marketplace. Captive finance companies also provide automobile dealers with floor plan financing. Independent auto finance companies focus on unconventional segments of the market with some lending to lower credit borrowers in exchange for higher yields. The Company believes that the principal competitive factors in offering financing are convenience, interest rates and contract term-lengths.

CYCLICALITY

Unit sales of motor vehicles, particularly new vehicles, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience similar periods of decline and recession as the general economy. The Company believes that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates and credit availability.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 1996, UAG employed approximately 2,100 people, approximately 100 of whom are covered by collective bargaining agreements with labor unions. Relations with employees are considered by the Company to be satisfactory.

ENVIRONMENTAL MATTERS

As with automobile dealerships generally, and service parts and body shop operations in particular, the Company's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The Company's business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances or wastes. Accordingly, the Company is subject to regulation by federal, state and local authorities establishing health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. The Company is also subject to laws, ordinances and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal.

The Company believes that it does not have any material environmental liabilities and that compliance with environmental laws, ordinances and regulations will not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition. However, soil and groundwater contamination has been known to exist at certain properties leased by the Company. Furthermore, environmental laws and regulations are complex and subject to frequent change. There can be no assurance that compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by the Company, or that such expenditures would not be material.

ITEM 2.  PROPERTIES

The Company leases or subleases its facilities and seeks to structure its acquisitions in a way to avoid the ownership of real property. Set forth in the table below is certain information relating to the Company's leases and subleases.

OCCUPANT                    LOCATION                    USE                                EXPIRATION
--------                    --------                    ---                                ----------
DIFEO GROUP
Fair Chevrolet-Geo          102 Federal Road            New and used car sales; general    September 30, 2010
                            Danbury, CT                   office; service
Fair Hyundai/               100 Federal Road            New and used car sales; service    Month-to-month
    Isuzu/Suzuki            Danbury, CT
DiFeo Lexus                 1550 Route 22 East          New and used car sales; service    September 30, 2010
                            Bound Brook, NJ
DiFeo Chevrolet-Geo         599 Route 440W              New and used car sales; service    September 30, 2010
    and J&F Oldsmobile      Jersey City, NJ
DiFeo Chrysler-             Hudson Mall on Route 440    New and used car sales; service    September 30, 2010
    Plymouth/Jeep-          Jersey City, NJ
    Eagle/Hyundai
Hudson Toyota               585 Route 440W              New and used car sales; service;   September 30, 2010
                            Jersey City, NJ               general office
DiFeo BMW                  (a) 301 County Road          New and used car sales             January 5, 2002, renewable to
                            Tenafly, NJ                                                      2012
                           (b) 64 North Summit Street   Service                            July 1, 2016, renewable to
                            Tenafly, NJ                                                      2036
Rockland Mitsubishi         75 N. Highland Avenue       New and used car sales; service    September 30, 2010
                            Nyack, NY
Rockland Toyota             115 Route 59                New and used car sales; service    September 30, 2002,
                            Nyack, NY                                                        renewable to 2012
DiFeo Nissan               (a) 977 Communipaw Avenue    New and used car sales             September 30, 2010
                            Jersey City, NJ
                           (b) 909-921 Communipaw Ave.  Service                            September 30, 2010
                            Jersey City, NJ

OCCUPANT                    LOCATION                    USE                                EXPIRATION
--------                    --------                    ---                                ----------
DIFEO GROUP
Fair Honda                  102 Federal Road            New and used car sales; service    September 30, 2010
                            Danbury, CT
Fair Dodge                  100B Federal Road           New and used car sales; service    March 27, 2000, renewable to
                            Danbury, CT                                                      2008
Gateway Mitsubishi          Route 37 & Batchelor St.    New car sales; service             September 30, 2010
                            Toms River, NJ
Gateway Toyota              Route 37 & Batchelor St.    New and used car sales; service    September 30, 2010
                            Toms River, NJ
LANDERS AUTO
Landers                    (a) 7800 Alcoa Road          New car sales; service             July 31, 2015, renewable to
   Jeep-Eagle/Chrysler      Benton,AR                                                       2025
   -Plymouth/Dodge
                           (b) 7800 Alcoa Road          Used car sales
                            Benton, AR
Landers Oldsmobile-GMC      17821 I-30                  New and used car sales; service    July 31, 2015, renewable to
    Truck                   Benton, AR                                                       2025
Landers United AutoMart     20570 I-30                  Used car sales                     April 30, 2002, renewable to
                            Benton, AR                                                       2012
Landers West                1719 Merrell Drive          Used car sales                     December 31, 1998, renewable
                            Little Rock, AR                                                  to 2001
Landers North               6055 Landers Road           Used car sales                     May 31, 1999
                            North Little Rock, AR
Landers United Auto-        4445 Central Avenue         Used car sales                     March 31, 2003
   Mart - Hot Springs       Hot Springs, AR
ATLANTA TOYOTA              2345 Pleasant Hill Road     New and used car sales; service    January 31, 2016
                            Duluth, GA
UNITED NISSAN (GA)          6889 Jonesboro Road         New and used car sales; service    April 30, 2016, renewable to
                            Morrow, GA                                                       2026
PEACHTREE NISSAN           (a) 5211 and 5214            New and used car sales; service    June 30, 2016, renewable to
                                Peachtree Industrial                                         2026
                                Boulevard
                            Chamblee, GA
                           (b) 3393 Malone Drive        Storage facility                   June 30, 2016, renewable to
                            Chamblee, GA                                                     2026
SUN GROUP
Scottsdale Lexus            6905 E. McDowell            New and used car sales; service    December 31, 2005, renewable
                            Scottsdale, AZ                                                   to 2010(1)
Land Rover Scottsdale       6925 E. McDowell            New and used car sales; service    August 10, 2005, renewable to
                            Scottsdale, AZ                                                   2025
Scottsdale Paint & Body     1111 N. Miller              Auto painting; auto repairs        December 15, 1998, renewable
    Shop                    Scottdale, AZ                                                    to 2013
Camelback BMW               1144 E. Camelback           New and used car sales; service    February 26, 2005
                            Scottsdale, AZ
Land Rover Phoenix          1127 E. Camelback           New and used car sales; service    June 30, 2005, renewable to
                            Phoenix, AZ                                                      2010
UNITED BMW                  3264 Commerce Ave.          New and used car sales; service    April 28, 1998(2)
                            Duluth, GA
CONYERS NISSAN              1420 Iris Drive             New and used car sales; service    April 28, 1998(3)
                            Conyers, GA

OCCUPANT                    LOCATION                    USE                                EXPIRATION
--------                    --------                    ---                                ----------
UNITED NISSAN (TN)          2121 Chapman Road           New and used car sales; service    October 31, 2016, renewable to
                            Chattanooga, TN                                                  2026
UAG                         375 Park Avenue             Headquarters                       June 29, 2000
                            New York, NY
ATLANTIC FINANCE            800 Perinton Hills Office   Offices                            August 31, 1999
                                Park
                            Fairport, NY

------------------------------------

(1) The owner of the property has the right to require the tenant to purchase the property at any time after December 31, 1997 at a purchase price equal to one hundred times the monthly rental payment at the time of such purchase.

(2) The Company has entered into a purchase agreement to acquire the property at any time prior to the expiration date for $7.5 million (with a discount if purchased earlier). The Company expects to designate an unaffiliated third party to purchase the property prior to such date and simultaneously enter into a 20-year lease with the Company.

(3) The Company has entered into a purchase agreement to acquire the property prior to the expiration date for $2.9 million. The Company expects to designate an unaffiliated third party to purchase the property prior to such date and simultaneously enter into a 20-year lease with the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On October 10, 1996, the Company requested the written consent of the stockholders holding 93.2% of its voting capital stock to amend its Certificate of Incorporation in connection with its initial public offering of common stock on October 28, 1996. On that date, the Company also requested the written consent of the stockholders holding 89.7% of its then outstanding Class A Preferred Stock to approve the Company's Non-employees Director Compensation Plan and to take certain actions in connection with its initial public offering. All such stockholders granted their consent.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "UAG." There were 80 holders of record of theVoting Common Stock and 1 holder of record of the Non-voting Common Stock as of March 7, 1997. There is no established market for the Company's Non-voting Common Stock, but such stock is convertible into an equal number of shares of Voting Common Stock at any time, subject to certain conditions, for no cost at the option of the holder thereof.

Since the Company's Common Stock began trading on the NYSE after its initial public offering in October 1996, the high, low and end of year closing sales prices per share have been $34 7/8, $21 1/2, and $25 3/4, respectively through December 31, 1996.

The Company has never declared or paid dividends on its Common Stock. The Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The decision whether to pay dividends will be made by the Board of Directors of the Company in light of conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions and other factors.

Pursuant to support agreements by the Company in favor of subsidiaries of Atlantic Finance that were entered into in connection with securitization transactions or sales of automobile loan receivables, the Company is prohibited from paying dividends in excess of 50% of its cumulative net income measured over specified periods.

Pursuant to financing agreements with floor plan lenders, many of the Company's dealerships are required to maintain a certain minimum working capital and a certain aggregate net worth and/or are prohibited from making substantial disbursements outside the ordinary course of business. In addition, pursuant to the automobile franchise agreements to which the Company's dealerships are subject, all dealerships are required to maintain a certain minimum working capital, and some dealerships are also required to maintain a certain minimum net worth. These requirements may restrict the ability of the Company's operating subsidiaries to make dividend payments, which in turn may restrict the Company's ability to make dividend payments.

On October 28, 1996, the Company issued an aggregate 1,113,841 shares of Common Stock in exchange for the outstanding minority interests in certain of its subsidiaries. On such date, the Company also issued an aggregate 1,109,491 shares of Common Stock to institutional investors upon the cashless exercise of outstanding warrants to purchase 1,109,846 shares. Such issuances were effected in reliance on Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering. No additional sales fees were paid in connection therewith.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of the Company as of and for the three months ended December 31, 1992, and as of and for each of the four years in the period ended December 31, 1996 and of the Predecessor Company for the nine months ended September 30, 1992. The historical balance sheet data as of December 31, 1993, 1994, 1995, and 1996 and the historical statements of operations data for the years then ended have been derived from the financial statements of the Company which have been audited by Coopers &

Lybrand L.L.P., the Company's independent accountants. The selected historical consolidated financial data set forth below for the Predecessor Company and for the Company for the three months ended December 31, 1992 have been derived from unaudited financial statements but have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments, consisting of only normal recurring accruals, that the Company considers necessary for a fair presentation of the financial position and results of operations for the periods presented. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes of the Company.

The Company made a number of acquisitions in 1995 and 1996. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition. Therefore, the Company's period to period results of operations vary depending on the dates of such acquisitions.

In addition to the selected historical consolidated financial and other data, the following table presents selected pro forma consolidated statements of operations and other auto dealership data for the year ended December 31, 1996. This unaudited selected pro forma consolidated statements operations and other auto dealership data gives effect to the following: (i) the acquisitions of Steve Rayman Nissan (May 1, 1996), Hickman Nissan (July 1, 1996), and the Sun Automotive Group, the Evans Group and Standefer Motor Sales (October 28,1996);
(ii) the acquisition of outstanding minority interests in certain subsidiaries in exchange for Common Stock plus certain other consideration; (iii) the Company's initial public sale of Common Stock; (iv) the repayment of $35.0 million aggregate principal amount of Senior Notes and $5.0 million of loans outstanding under a credit agreement; and (v) the Preferred Stock Conversion.

The unaudited selected pro forma consolidated operations and auto dealership data assumes these events occurred on January 1, 1996. This unaudited selected pro forma consolidated operations and auto dealership data should be read in conjunction with the historical financial statements and related notes thereto.

The historical and pro forma financial information included herein may not necessarily reflect the results of operations, financial position and cash flows of Company in the future or what the results of operations, financial position and cash flows would have been had the acquisitions actually occurred during the period presented in the financial statements.


                                                 SELECTED CONSOLIDATED FINANCIAL DATA

  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                    THE COMPANY
                                                                                    -----------
(Dollars in thousands,  PREDECESSOR COMPANY(1)
except per share data)  ----------------------   THREE MONTHS                 YEARS ENDED DECEMBER 31,
----------------------   NINE MONTHS ENDED         ENDED                      ------------------------
                             SEPTEMBER 30,      DECEMBER 31,                          HISTORICAL                   PRO FORMA
                                                                                     ----------
                                 1992              1992            1993          1994          1995(2)       1996(3)      1996(4)
                                 ----              ----            ----          ----          -----         -----        -----
STATEMENTS OF OPERATIONS
   DATA:
Auto Dealerships
Total revenues                $297,010          $ 98,040       $606,091       $731,629       $805,621     $1,302,031    $1,599,226
Cost of sales, including
 floor plan interest           257,845            85,712        537,688        647,643        720,344      1,157,368     1,415,731
Gross profit                    39,165            12,328         68,403         83,986         85,277        144,663       183,495
Selling, general and
 administrative expenses        40,873            12,929         66,910         80,415         90,586        124,244       149,633
Operating income (loss)         (1,708)             (601)         1,493          3,571         (5,309)        20,419        33,862
Other income (expense)            --                --            1,233            860          1,438         (4,398)         (969)
Auto Finance
Loss before income taxes          --                --             --             (616)        (1,382)        (1,490)       (1,490)
Total Company
Minority interests                --                 152           (117)          (887)           366         (3,306)          (37)
Provision (benefit) for
 income taxes                      197              --               47           --           (2,089)         6,270        12,524
Income (loss) before
 extraordinary item           $ (1,905)         $   (449)      $     96       $ (1,691)      $ (3,466)    $    7,461    $   18,842
Income (loss) before
 extraordinary item per
 common share                 $   --            $   --         $   0.05       $  (0.44)       $ (0.63)    $     0.69    $     1.05

OTHER AUTO DEALERSHIP DATA
   Gross profit margin           13.2%             12.6%          11.3%           11.5%      10.6%         11.1%             11.5%
   Operating margin              (0.6)%            (0.6)%          0.2%            0.5%      (0.7)%         1.6%              2.1%

   New cars sold at retail     11,677             4,150         18,608          22,464     25,138        36,802            41,916

   Used cars sold at retail     3,335             1,535          7,891           8,340      8,953        18,344            22,946


1 Predecessor Company represents the combined historical results of the DiFeo Group acquired by the Company on October 1, 1992.

2    Includes the results of Landers Auto from August 1, 1995.

3 Includes the results of Atlanta Toyota from January 1, 1996 and of Steve Rayman Nissan from May 1, 1996, Hickman Nissan from July 1, 1996, and of The Sun Group, The Evans Group, and Standefer Motor Sales from October 29, 1996.

4 The 1996 pro forma operations data does not reflect a reduction of cost of sales related to reduced interest on floor plan notes payable resulting from the application of as yet unused proceeds from the Company's initial public sale of Common Stock. If the reduction of the floor plan interest expense were reflected, then pro forma income (and income per share) before extraordinary item would have been $21,168 ($1.18 per share) for the year ended December 31, 1996.


                                                 SELECTED CONSOLIDATED FINANCIAL DATA

                                -------------------------------------------------------------------------
  (Dollars in                                               THE COMPANY
    thousands)                                              -----------
                                                         AS OF DECEMBER 31,
                                                         ------------------
                                    1992         1993          1994           1995          1996
                                    ----         ----          ----           ----          ----
   BALANCE SHEET DATA:

   Auto Dealerships
   Current assets                 $70,045      $120,061      $118,534       $141,649       299,571

   Current liabilities             75,127       117,494       125,825        139,447       221,455

   Property and equipment, net      5,598         8,845        12,072         12,146        22,341

   Intangible assets, net          20,665        22,832        23,018         48,774       177,194
   Long-term debt                   3,092         4,122         6,735         24,073        11,121
   Auto Finance
   Net assets                           -             -           291          3,501        14,552
   Total Company
   Total assets                   100,794       154,218       170,342        236,027       522,950
   Minority interests subject
    to repurchase                   7,024         7,338         7,962         13,608             -

   Stock purchase warrants              -             -             -          1,020             -

   Total stockholders' equity      15,551        25,264        28,785         49,240       281,468

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance and insurance contracts. In 1996 UAG had revenues of approximately $1.3 billion and retailed 36,802 new and 18,344 used vehicles. Vehicle sales represented 89.4% of the Company's revenues in 1996; service and parts accounted for 7.2% of revenues, with finance and insurance representing the remaining 3.3%.

New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors, as well as amounts received as fees for placing extended service contracts, credit insurance policies, and financing and lease contracts. Service and parts revenues include fees paid by consumers for repair and maintenance service and the sale of replacement parts.

Through its automobile finance subsidiary, Atlantic Finance, the Company derives revenues from the purchase, sale and servicing of motor vehicle installment contracts originated by both UAG and third-party dealerships.

The Company's selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance and general management personnel, rent, insurance and utilities. Interest expense consists of interest charges on all of the Company's interest-bearing debt other than floor plan inventory financing. Interest expense on floor plan debt is included in cost of sales.

The Company made a number of acquisitions in 1995 and 1996. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition. Therefore, the Company's period to period results of operations vary depending on the dates of such acquisitions. The financial information included herein may not necessarily reflect the results of operations, financial position and cash flows of Company in the future or what the results of operations, financial position and cash flows would have been had the acquisitions occurred during the period presented in the financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis includes the Company's consolidated historical results of operations for 1994, 1995, and 1996.

1996 COMPARED TO 1995

Auto Dealerships

DiFeo Restructuring. The Company undertook a broad restructuring of its DiFeo Group in 1995 (the "DiFeo Restructuring"). The restructuring included (i) the elimination of 17 unprofitable franchises, (ii) a significant reduction in personnel and (iii) the liquidation of outdated inventory. Costs associated with the DiFeo Restructuring were approximately $0.7 million and $0.5 million for the years ended December 31, 1995 and 1996, respectively, primarily related to severance.

Revenues. Revenues increased by $496.4 million, or 61.6%, from $805.6 million to $1,302.0 million due to the full year contribution of Landers Auto, which was acquired in August 1995, and the acquisitions made in 1996. Revenues at Landers Auto were $323.2 million in 1996. Revenues at the continuing franchises of the DiFeo Group increased by $82.9 million, or 13.8%, from $598.7 million to $681.6 million. That increase was more than offset by a decrease of $90.6 million in revenues due to the elimination of unprofitable franchises as part of the DiFeo Restructuring.

Sales of new and used vehicles increased by $448.2 million, or 62.6%, from $716.4 million to $1,164.6 million. Dealerships acquired in 1996 contributed $266.5 million to that increase. New and used vehicle sales at the continuing franchises of the DiFeo Group increased by $66.2 million, or 12.5%, from $529.0 million to $595.2 million. That increase was more than offset by a decrease of $78.2 million in sales due to the elimination of unprofitable franchises as part of the DiFeo Restructuring. Unit retail sales of new and used vehicles increased by 46.4% and 104.9%, respectively, due principally to the 1996 acquisitions and the full year contribution of Landers Auto. During 1996, the Company sold 36,802 new vehicles (66.7% of total vehicle sales) and 18,344 used vehicles (33.3% of total vehicle sales). During 1995, the Company sold 25,138 new vehicles (73.7% of total vehicle sales) and 8,953 used vehicles (26.3% of total vehicle sales). The increase in the relative proportion of used vehicle sales to new vehicle sales was due principally to the expansion of existing used car facilities and the establishment of stand-alone retail used car centers in response to the increased popularity of used cars. New vehicle selling prices increased by an average of 5.4% due primarily to changes in the mix of models sold and changes in manufacturer pricing. Used vehicle selling prices increased by an average of 13.7% due to changes in market conditions which resulted in a change in the mix of used vehicles sold.

Finance and insurance revenues (aftermarket product sales) increased by $13.8 million, or 46.3%, from $29.8 million to $43.6 million due to the full year contribution of Landers Auto and the acquisitions made in 1996. Sales of such products increased by $6.3 million, or 24.5%, from $25.7 million to $32.0 million at the continuing franchises of the DiFeo Group, offsetting the $2.0 million decrease in sales due to the elimination of unprofitable franchises as part of the DiFeo Restructuring.

Service and parts revenues increased by $34.5 million, or 58.1%, from $59.4 million to $93.9 million due to the full year contribution of Landers Auto and the acquisitions made in 1996.

Gross Profit. Gross profit increased by $59.4 million, or 69.6%, from $85.3 million to $144.7 million. The full year contribution of Landers Auto accounts for $16.2 million of the increase and the remaining $37.5 million increase is due to the 1996 acquisitions. Gross profit at the continuing franchises of the DiFeo Group increased by $13.4 million, or 20.0%, from $66.9 million to $80.3 million. Gross profit as a percentage of revenues increased 4.7% from 10.6% to 11.1%. Included in the above gross profit figures is gross profit from finance and insurance activities, which increased by $8.9 million, or 38.2%, from $23.4 million to $32.3 million due principally to the full year contribution of Landers Auto and the 1996 acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $33.6 million, or 37.1%, from $90.6 million to $124.2 million due principally to the full year ownership of Landers Auto and the 1996 acquisitions. Such expenses as a percentage of revenues decreased from 11.2% to 9.5%.

Other Interest Expense. Interest expense other than floor plan increased by $3.0 million, or 214.3%, from $1.4 million to $4.4 million as a result of increased borrowings to finance the acquisitions made in 1995 and 1996

Auto Finance

Loss before Income Taxes. The pretax loss from operations at Atlantic Finance increased by $0.1 million from a loss of $1.4 million to $1.5 million.

Total Company

Provision for Income Taxes. The 1996 provision for income taxes is $6.3 million, compared to an income tax credit of $2.1 million recorded in 1995. The credit for 1995 was taken as the Company determined in the fourth quarter that it was more likely than not that future taxable income from operations would be sufficient to fully realize the tax benefits of net operating losses incurred in prior years.

Extraordinary Item, Net of Income Tax Benefits. The extraordinary item, net of income tax benefits, of $5.0 million represents a loss on the retirement of long-term debt resulting from a prepayment premium and a write-off of associated debt issuance costs.

1995 COMPARED TO 1994

Auto Dealerships

Revenues. Revenues increased by $74.0 million, or 10.1%, from $731.6 million to $805.6 million due to the acquisition of Landers Auto in August 1995. Revenues at Landers Auto contributed $116.3 million. Revenues at the continuing franchises of the DiFeo Group increased by $6.2 million, or 1.0%, from $592.5 million to $598.7 million. That increase was more than offset by a decrease of $48.5 million in revenues due to the elimination of unprofitable franchises as part of the DiFeo Restructuring.

Sales of new and used vehicles increased by $72.0 million, or 11.2%, from $644.4 million to $716.4 million. The acquisition of Landers Auto contributed $109.2 million to that increase. While revenues at the continuing franchises of the DiFeo Group increased by $5.0 million, or 0.9%, from $524.0 million to $529.0 million, that increase was more than offset by a decrease of $42.3 million in sales due to the elimination of unprofitable franchises as part of the DiFeo Restructuring. Unit sales of new and used vehicles increased by 11.9% and 7.4%, respectively, due principally to the acquisition of Landers Auto. Sales of new vehicles increased by 5.6% and sales of used vehicles decreased by 10.3% at the continuing franchises of the DiFeo Group, offset by the elimination of unprofitable franchises as part of the DiFeo Restructuring. During 1995, the Company sold 25,138 new vehicles (73.7% of total vehicle sales) and 8,953 used vehicles (26.3% of total vehicle sales). During 1994, the Company sold 22,464 new vehicles (72.9% of total vehicle sales) and 8,340 used vehicles (27.1% of total vehicle sales). The decrease in the relative proportion of used vehicle sales to new vehicle sales was due principally to stronger demand for new vehicles as opposed to used vehicles at the DiFeo Group operations offset by the acquisition of Landers Auto, which sells a higher proportion of used vehicles to new vehicles than the DiFeo Group. New vehicle selling prices increased by 4.4% due primarily to changes in manufacturer pricing. Used vehicle selling prices increased by 17.2% due to changes in market conditions which resulted in a change in the mix of used vehicles sold.

Sales of finance and insurance products increased by $2.3 million, or 8.3%, from $27.5 million to $29.8 million due to the acquisition of Landers Auto. Sales of such products increased by $2.5 million, or 10.8%, from $23.2 million to $25.7 million at the continuing franchises of the DiFeo Group, offsetting in part the $2.3 million decrease in sales due to the elimination of unprofitable franchises as part of the DiFeo Restructuring.

Service and parts revenues decreased by $0.3 million, or 0.5%, from $59.7 million to $59.4 million due to the DiFeo Restructuring, offset by increased service and parts revenues attributable to Landers Auto.

Gross Profit. Gross profit increased by $1.3 million, or 1.5% , from $84.0 million to $85.3 million. The acquisition of Landers Auto added $10.6 million during the five months the Company owned it. Gross profit at the continuing franchises of the DiFeo Group decreased by $3.3 million, or 4.7%, from $70.2 million to $66.9 million. Gross profit as a percentage of revenues decreased 7.8% from 11.5% to 10.6% as the Company implemented the DiFeo Restructuring. Included in the above gross profit figures is gross profit from finance and insurance activities, which decreased by $1.1 million, or 4.5%, from $24.5 million to $23.4 million due principally to the DiFeo Restructuring offset by the acquisition of Landers Auto. Gross profit from finance and insurance activities at the continuing franchises of the DiFeo Group decreased by $0.9 million, or 4.2%, from $21.4 million to $20.5 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.2 million, or 12.7%, from $80.4 million to $90.6 million due principally to the acquisition of Landers Auto. Such expenses as a percentage of revenues increased from 11.0% to 11.2% of revenues. Selling, general and administrative expenses at the continuing franchises of the

DiFeo Group increased by $3.9 million from $66.1 million to $70.0 million.

Related Party Interest Income. Related party interest income was $3.0 million in 1995. There was no such income in 1994.

Other Interest Expense. Interest expense other than floor plan increased by $0.5 million, or 55.6%, from $0.9 million to $1.4 million as a result of increased borrowings to finance the acquisitions of Landers Auto and Atlanta Toyota and the issuance of certain promissory notes as part of the consideration paid for Landers Auto, offset in part by a reduction in other interest-bearing debt.

Equity in Loss of Uncombined Investees. Equity in loss of uncombined investees decreased by $2.1 million, or 72.4%, from $2.9 million to $0.8 million due to improved performance of certain dealerships in which the Company retained a minority interest.

Loss before Income Taxes. The pretax loss from dealership operations increased from $0.2 million to $4.5 million, including the costs incurred in connection with the DiFeo Restructuring. The deterioration in the performance of the DiFeo Group during the first quarter of 1995 led management to undertake the DiFeo Restructuring.

Auto Finance

Loss before Income Taxes. The pretax loss from operations at Atlantic Finance increased by $0.8 million from $0.6 million to $1.4 million, reflecting the early stage of its operations. Atlantic Finance was formed in the first quarter of 1994.

Total Company

Minority Interests. Minority interests changed by $1.3 million from a charge of $0.9 million to a credit of $0.4 million as a result of the factors described above.

Provision for Income Taxes. An income tax credit of $2.1 million was recorded in 1995. The credit was taken as the Company determined in the fourth quarter that it was more likely than not that, due to the DiFeo Restructuring, future taxable income from operations would be sufficient to fully recognize a net deferred tax asset at December 31, 1995. This net deferred tax asset stems from tax basis operating losses sustained in 1994 and 1995.

Net Income (Loss). Net income decreased by $1.8 million from a loss of $1.7 million to a loss of $3.5 million due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for acquisition of new dealerships, working capital and expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity and borrowings under various credit agreements. At December 31, 1996, the Company had working capital of $78.1 million.

During 1996, operating activities resulted in net cash provided by dealership operations of $23.2 million.

Net cash provided by dealership financing activities during 1996 totaled $160.5 million, including net cash proceeds of $24.6 from private placements of capital stock and net proceeds of $170.8 million from the initial public sale of Common Stock. In 1996, the Company sought and obtained waivers of non-compliance with, and amendments to, certain covenants under its Securities Purchase Agreements with certain institutional investors and Credit Agreement with Morgan Guaranty Trust Company, including covenants regarding fixed charge coverage ratios and delivery of certain collateral to secure the indebtedness thereunder.

The Company finances substantially all of its new and used vehicle inventory under revolving floor plan financing arrangements with various lenders. The floor plan lenders pay the manufacturer directly with respect to new vehicles. The Company makes monthly interest payments on the amount financed but is not required to make loan principal repayments prior to the sale of new and used vehicles. Substantially all of the assets of the Company's dealerships are subject to security interests granted to their floor plan lending sources.

At December 31, 1996, the Company had approximately $69.0 million of cash available to fund operations and future acquisitions. In addition, the Company has received commitments from Morgan Guaranty Trust Company and The Bank of Nova Scotia for an acquisition loan facility in the amount of $50 million. The Company's principal source of growth has come, and is expected to continue to come, from acquisitions of automobile dealerships. The Company believes that its existing capital resources will be sufficient to fund operations and to meet anticipated cash requirements for acquisition agreements reached in the first quarter of 1997. To the extent the Company pursues other significant acquisitions, it will need to raise additional capital either through the public or private issuance of equity or debt securities or through bank borrowings. A public offering would require the prior approval of certain automobile manufacturers.

CYCLICALITY

Unit sales of motor vehicles, particularly new vehicles, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience similar periods of decline and recession as the general economy. The Company believes that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates and credit availability.

SEASONALITY

The Company's combined business is modestly seasonal overall. The greatest seasonalities exist with the dealerships in the New York metropolitan area, for which the second and third quarters are the strongest with respect to vehicle related sales. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenue or profitability. The Company does not expect inflation to have any near-term material effects on the sale of its products and services. However, there can be no assurance that there will be no such effect in the future.

The Company finances substantially all of its inventory through various revolving floor plan arrangements with interest rates that vary based on the prime rate or LIBOR. Such rates have historically increased during periods of increasing inflation. The Company does not believe that it would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automobile dealers have similar floating rate borrowing arrangements.

NEW ACCOUNTING PRONOUNCEMENT

In June 1996, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 establishes financial and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement is effective for transactions occurring after December 31, 1996. The Company does not believe that adoption of this standard will have a material impact on its financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements for the information required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

The information required by Items 10 through 13 is included in the Company's definitive proxy statement dated March 18, 1997, under the captions "The Board of Directors and its Committees," "Election of Directors," "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.

         On December 24, 1996, the Company filed a Current Report on Form 8-K reporting under Item 5 thereof and including exhibits under Item 7 thereof.

(c)      Exhibits

 3.1        Third Restated Certificate of Incorporation.
*3.2        Restated Bylaws.
*4.1        Specimen Common Stock certificate.
*10.1.1.1   Registration Rights Agreement, dated as of October 15, 1993, among the Company and the investors listed therein.
*10.1.1.2   Amendment to Registration Rights Agreement, dated as of July
            31, 1996, among the Company and the investors listed therein.
*10.1.2     Waiver, Consent and Modification Agreement, dated as of
            September 22, 1995, among the Company and its stockholders.
*10.1.3     Letter Agreement, dated September 22, 1996, between the Company and J.P. Morgan Capital Corporation.
*10.1.4     Form of Warrant.
*10.1.5     Form of Additional Warrant.
*10.1.6     Employment Agreement, dated as of June 21, 1996, between the
            Company and Carl Spielvogel.
*10.1.7     Severance Agreement, dated April 5, 1996, among the Company,
            Trace and Ezra P. Mager.
*10.1.8     Stock Option Plan of the Company.
*10.1.9     Registration Rights Agreement, dated as of August 1, 1995, among the company and the parties listed on Schedule I
            thereto.
*10.1.10    Sublease, dated August 1994, between Overseas Partners, Inc.
            and the Company.
*10.1.11    Letter, dated July 24, 1996, from Chrysler Corporation to the
            Company.
*10.1.12    Agreement, dated July 24, 1996, between the Company and Toyota
            Motor Sales U.S.A., Inc.
*10.1.13    Non-employee Director Compensation Plan of the Company.
*10.1.14    Form of Agreement among the Company, certain of its affiliates and American Honda Motor Co., Inc.
*10.1.15    Form of Option Certificate of the Company in favor of Samuel X.
            DiFeo and

            Joseph C. DiFeo.
*10.1.16    Form of Registration Rights Agreement among the Company and the parties listed on Schedule U thereto.
*10.2.1.1   Honda Automobile Dealer Sales and Service Agreement, dated
            October 5, 1995, between American Honda Motor Co. Inc. and
            Danbury Auto Partnership.
*10.2.1.2   American Honda Motor Co. Standard Provisions.
*10.2.2.1   Lexus Dealer Agreement, dated October 5, 1992, between Lexus, a division of Toyota Motor Sales, U.S.A., Inc, and Somerset
            Motors Partnership.
*10.2.2.2   Lexus Dealer Agreement Standard Provisions.
*10.2.3.1   Mitsubishi Motor Sales of America, Inc. Dealer Sales and Service
            Agreement, dated August 29, 1994, between Mitsubishi Motor Sales of America, Inc. and Rockland Motors Partnership, as amended
            August 20, 1996.
*10.2.3.2   Mitsubishi Motor Sales of America, Inc. Dealer Sales and
            Service Agreement Standard Provisions.
*10.2.4.1   BMW of North America, Inc. Dealer Agreement, dated
            January 1, 1994, between BMW of North America, Inc. and DiFeo
            BMW Partnership, as amended October 21, 1996.
*10.2.4.2   BMW of North America, Inc. Dealer Standard Provisions Applicable
            to Dealer Agreement.
*10.2.5.1   Term Dealer Sales and Service Agreement, dated July 3, 1996, between American Suzuki Motor Corporation and Fair Hyundai
            Partnership, as amended September 6, 1996.
*10.2.5.2   Suzuki Dealer Sales and Service Agreement Standard Provisions.
*10.2.6.1   Toyota Dealer Agreement, dated May 5, 1995, between Toyota Motor
            Distributors, Inc. and Hudson Motors Partnership.
*10.2.6.2   Toyota Dealer Agreement Standard Provisions.
*10.2.7.1   Oldsmobile Division Dealer Sales and Service Agreement, dated
            October 2, 1992, between General Motors Corporation, Oldsmobile
            Division and J&F Oldsmobile-Isuzu Partnership, as amended
            December 20, 1993 and July 23, 1996.
*10.2.7.2   General Motors Dealer Sales and Service Agreement Standard
            Provisions.
*10.2.8.1   Chevrolet-Geo Dealer Sales and Service Agreement, dated
            November 1, 1995, between General Motors Corporation,
            Chevrolet Motor Division and Fair Chevrolet-Geo Partnership.
*10.2.9.1   Nissan Dealer Term Sales and Service Agreement, between the
            Nissan Division of Nissan Motor Corporation in U.S.A. and DiFeo
            Nissan Partnership.
*10.2.9.2   Nissan Dealer Sales and Service Agreement Standard Provisions.
*10.2.10.1  Chrysler Corporation Term Sales and Service Agreement, dated
            August 16, 1995, between Fair Chrysler Plymouth Partnership and
            Chrysler Corporation.
*10.2.10.2  Chrysler Corporation Sales and Service agreement Additional
            Terms and Provisions.
*10.2.11    Chrysler Corporation Eagle Sales and Service Agreement, dated
            October 8, 1992, between DiFeo Jeep-Eagle Partnership and
            Chrysler Corporation.
*10.2.12    Chrysler Corporation Chrysler Sales and Service Agreement,
            dated August 16, 1995, between DiFeo Chrysler Plymouth Jeep
            Eagle Partnership and Chrysler.
*10.2.13    Chrysler Corporation Plymouth Sales and Service Agreement,
            dated November 13,

            1992, between DiFeo Chrysler Plymouth Jeep Eagle Partnership and Chrysler Corporation.
*10.2.14    Toyota Dealer Agreement, dated May 5, 1995, between Toyota
            Motor Distributors, Inc. and County
            Auto Group Partnership.
*10.2.15.1  Hyundai Motor America Dealer Sales and Service Agreement,
            dated October 12, 1992, between Hyundai Motor America and Fair
            Hyundai Partnership as amended November 22, 1993, October 12,
            1995, March 14, 1996 and September 18, 1996.
*10.2.15.2  Hyundai Motor America Dealer Sales and Service Agreement
            Standard Provisions.
*10.2.16    Hyundai Motor America Dealer Sales and Service Agreement,
            dated November 22, 1993, as amended April 1, 1994, and
            November 3, 1995, between Hyundai Motor America and DiFeo
            Hyundai Partnership.
*10.2.17    Toyota Dealer Agreement, dated August 23, 1995, between Toyota
            Motor Distributors, Inc. and OCT Partnership.
*10.2.18    Mitsubishi Motor Sales of America, Inc. Sales and Service
            Agreement, dated June 30, 1994, between Mitsubishi Motor Sales of America, Inc. and OCM Partnership.
*10.2.19    Chrysler Corporation Jeep Sales and Service Agreement, dated
            October 8, 1992, between DiFeo Jeep-Eagle Partnership and
            Chrysler Corporation.
*10.2.20    Chevrolet-Geo Dealer Sales and Service Agreement, dated
            November 1, 1995 between General Motors Corporation, Chevrolet
            Motor Division and DiFeo Chevrolet-Geo Partnership.
*10.2.21    Isuzu Dealer Sales and Service Agreement, dated as of September
            16, 1996 between American Isuzu Motors, Inc. and Fair
            Cadillac-Oldsmobile-Isuzu Partnership.
*10.2.22    Isuzu Dealer Sales and Service Agreement Additional Provisions.
*10.2.23    Loan and Security Agreement, dated as of October 1, 1992,
            between General Motors Acceptance Corporation and Hudson
            Motors Partnership, as amended April 7, 1993.
*10.2.24    Unconditional, Continuing Guaranty of Payment of the Company
            and its affilates named therein, dated as of October 1, 1992, in favor of General Motors Acceptance Corporation, as amended
            April 7, 1993.
*10.2.25    Term Loan and Borrowing Base Credit Line Loan Agreement, dated as of April 7, 1993, between General Motors Acceptance
            Corporation and DiFeo-EMCO Management Partnership.
*10.2.26    Settlement Agreement, dated as of October 3, 1996, among the
            Company and certain of tis affiliates, on the one hand, and
            Samuel X. DiFeo, Joseph C. DiFeo and certain of their
            affiliates, on the other hand.
*10.2.27    Form of Agreement and Plan of Merger used in the Minority
            Exchange of the DiFeo Group.
*10.2.28    Form of Lease of certain facilities in the DiFeo Group.
*10.2.29    Lease Agreement, dated September 27, 1990, between J&F Associates and TJGHCC Associates.
*10.2.30    Lease Agreement, dated October 1, 1992, between Manly Chevrolet,
            Inc. and County Toyota, Inc.
*10.2.31    Sublease, dated October 1, 1992, between DiFeo BMW, Inc. and
            DiFeo BMW Partnership.
*10.3.1     Receivables Purchase Agreement, dated as of June 28, 1995, between Atlantic Auto

            Funding Corporation and Atlantic Auto Finance Corporation.
*10.3.2 Loan and Security Agreement, dated as of June 28, 1995, among Atlantic Auto Funding Corporation, Atlantic Auto Finance Corporation and Citibank, N.A.
*10.3.3 Support Agreement of the Company, dated as of June 28, 1995, in favor of Atlantic Auto Funding Corporation.
*10.3.4 Purchase Agreement, dated as of June 14, 1996, between Atlantic Auto Finance Corporation and Atlantic Auto Second Funding Corporation.
*10.3.5 Transfer and Administration Agreement, dated as of June 14, 1996, among Atlantic Auto Second Funding Corporation, Atlantic Auto Finance Corporation and Morgan Guaranty Trust Company of New York.
*10.3.6 Support Agreement of the Company, dated as of June 18, 1996, in favor of Atlantic Auto Second Funding Corporation.
*10.3.7     Pooling and Servicing Agreement relating to Atlantic Auto
            Grantor Trust 1996-A, dated as of June 20, 1996, among
            Atlantic Auto Third Funding Corporation, Atlantic Auto Finance Corporation and The Chase Manhattan Bank.
*10.3.8 Insurance and Indemnity Agreement, dated as of June 20, 1996, among Financial Security Assurance Inc., Atlantic Auto Third Funding Corporation and Atlantic Auto Finance Corporation.
*10.3.9 Master Spread Account Agreement, dated as of June 20, 1996, among Atlantic Auto Third Funding Corporation, Financial
            Security Assurance Inc. and The Chase Manhattan Bank.
*10.3.10 Lease Agreement, dated as of March 18, 1994, between Perinton Hills and the Company, including guaranty of lease of Atlantic Auto Finance Corporation.
*10.4.1     Amended and Restated Stock Purchase Agreement, dated as of
            July 1, 1995, among the Company, Landers Auto Sales, Inc.,
            Steve Landers, John Landers and Bob Landers.
*10.4.2 Promissory Note of the Company, dated August 1, 1995, in favor of Steve Landers and John Landers.
*10.4.3 Promissory Note of the Company, dated August 1, 1995, in favor of Steve Landers and John Landers.
*10.4.4 Guarantee of the Company, dated as of August 1, 1995, in favor of Steve Landers and John Landers.
*10.4.5     Employment Agreement, dated as of August 1, 1995, between
            Landers Auto Sales, Inc. and Steve Landers.
*10.4.6 Lease, dated as of August 1, 1995, among Steve Landers, John Landers, Bob Landers and Landers Auto Sales, Inc., regarding Jeep-Eagle premises.
*10.4.7 Lease, dated as of August 1, 1995, among Steve Landers, John Landers, Bob Landers and Landers Auto Sales, Inc., regarding Oldsmobile-GMC premises.
*10.4.8 Shareholders' Agreement, dated as of August 1, 1995, among the Company, United Landers, Inc., Landers Auto Sales, Inc., Steve Landers and John Landers.
*10.4.9 Chrysler Corporation Eagle Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.10 Chrysler Corporation Jeep Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc.
            and Chrysler Corporation.
*10.4.11 Chrysler Corporation Dodge Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.12 Chrysler Corporation Plymouth Sales and Service Agreement, dated August 16, 1995, between United
            Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.13 Chrysler Corporation Chrysler Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc.
            and Chrysler Corporation.
*10.4.14 Oldsmobile Division Dealer Sales and Service Agreement, dated November 1, 1995, between General Motors Corporation,
            Oldsmobile Division and United Landers Auto Sales, Inc..
*10.4.15 GMC Truck Division Dealer Sales and Service Agreement, dated November 1, 1995, between General Motors Corporation, GMC
            Truck Division and United Landers Auto Sales, Inc..
*10.4.16    Security Agreement and Master Credit Agreement, dated October
            25, 1993, between Landers Oldsmobile-GMC Inc. and Chrysler
            Credit Corporation.
*10.4.17 Security Agreement and Master Credit Agreement, dated May 17, 1989, between Landers Jeep-Eagle, Inc. and Chrysler Credit Corporation.
*10.4.18 Continuing Guaranty of United Landers, Inc., dated August 15, 1994, in favor of Chrysler Credit Corporation.
*10.4.19    Commercial Loan Agreement, dated December 5, 1994, between
            Landers Oldsmobile-GMC, Inc. and The Benton State Bank.
*10.4.20 Commercial Security Agreement, dated December 5, 1994, between Landers Oldsmobile-GMC, Inc. and The Benton State Bank.
*10.4.21    Agreement, dated July 31, 1995, between the Company and
            General Motors Corporation, Oldsmobile Division.
*10.5.1 Stock Purchase Agreement, dated as of November 17, 1995, among the Company, UAG Atlanta, Inc., Atlanta Toyota, Inc, and
            Carl H. Westcott.
*10.5.2 Promissory Note of UAG Atlanta, Inc., dated January 16, 1996, in favor of Carl H. Westcott.
*10.5.3 Guaranty of the Company, dated as of January 16, 1996, in favor of Carl H. Westcott.
*10.5.4 Promissory Note of Atlanta Toyota, Inc., dated January 16, 1996, in favor of First Extended Service Corporation.
*10.5.5 Guaranty of the Company, dated as of January 16, 1996, in favor of Carl H. Westcott.
*10.5.61 Lease Agreement, dated as of January 3, 1996, between Carl Westcott and Atlanta Toyota, Inc.
*10.5.7 Lease Guaranty of the Company, dated as of January 16, 1995, in favor of Carl Westcott.
*10.5.8     Toyota Dealer Agreement, dated January 16, 1996, between
            Southeast Toyota Motor Distributors, Inc. and Atlanta Toyota, Inc.
*10.5.9 Wholesale Floor Plan Se;curity Agreement, dated May 24, 1996, between World Omni Financial Corp. and Atlanta Toyota, Inc.
*10.5.10 Continuing Guaranty of the Company in favor of World Omni Financial Corp. and certain affiliates.
*10.5.11 Inventory Financing Payment Agreement, dated May 24, 1996, among Atlanta Toyota, Inc., Fidelity Warranty Services, Inc. and World Omni Financial Corp.

*10.5.12 Shareholders' Agreement, dated as of July 31, 1996, among the Company, UAG Atlanta, Inc., Atlanta Toyota and John Smith.
*10.5.13 Employment Agreement, dated a of January 16, 1996, among the Company, UAG Atlanta, Inc. and John Smith.
*10.6.1 Stock Purchase Agreement, dated as of March 1, 1996, among the Company, UAG Atlanta II, Inc., Steve Raymen Nissan, Inc.,
            Steven L. Rayman and Richard W. Keffer, Jr.
*10.6.2 Employment Agreement, dated as of May 1, 1996, among the Company, UAG Atlanta II, In., Steve Rayman Nissan, Inc. and Bruce G. Dunker.
*10.6.3 Lease Agreement, dated as of May 1, 1996, among Steven L. Rayman, Richard W. Keffer, Jr. and Steve Rayman Nissan, Inc.
*10.6.4     Nissan Dealer Term Sales and Service Agreement, between the
            Nissan Division of Nissan Motor Corporation in U.S.A. and United Nissan, Inc.
*10.6.5 Wholesale Floor Plan Security Agreement, dated April 29, 1996, between World Omni Financial Corp. and United Nissan, Inc.
*10.6.6 Continuing Guaranty of the Company, dated April 29, 1996, in favor of World Omni Financial Corp. and certain affiliates.
*10.7.1 Stock Purchase Agreement, dated as of June 7, 1996, among the Company, UAG Atlanta III, Inc. Hickman Nissan, Inc., Lynda
            Jane Hickman and Lynda Jane Hickman as Executrix under the will of James Franklin Hickman, Jr., deceased.
*10.7.2     Nissan Dealer Term Sales and Service Agreement, between the
            Nissan Division of Nissan Motor Corporation in U.S.A. and
            Peachtree Nissan, Inc.
*10.7.3     Automotive Wholesale Financing and Security Agreement, dated
            July 12, 1996, between Nissan Motor Acceptance Corporation and Peachtree Nissan, Inc.
*10.7.4     Guaranty of the Company and UAG Atlanta III, Inc., dated July
            12, 1996, in favor of Nissan Motor Acceptance Corporation.
*10.7.5 Promissory Note of UAG Atlanta III, Inc., dated July 12, 996, in favor of Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr.
*10.7.6 Guaranty of Note of Hickman Nissan, Inc., dated July 12, 1996, in favor of Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr.
*10.7.7 Guaranty of Note of the Company, dated July 12, 1996, in favor of Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr.
*10.7.8     Lease Agreement, dated July 12, 1996, between Lynda Jane
            Hickman, as Executrix under the will of James Franklin
            Hickman, Jr., and Hickman Nissan, Inc.
*10.7.9     Lease Agreement, dated July 12, 1996, between Argonne
            Enterprises, Inc. and Hickman Nissan, Inc.
*10.7.10 Guaranty of Lease of the Company, dated July 12, 1996, in favor of Lynda Jane Hickman, Jr.
*10.7.11 Guaranty of Lease of the Company, dated July 12, 1996, in favor of Argonne Enterprises, Inc.
*10.8.1 Stock Purchase Agreement, dated as of June 6, 1996, among the Company, UAG West, Inc., Scottsdale Jaguar, LTD., SA Automotive, LTD., SL Automotive, LTD., SPA Automotive, LTD., LRP, LTD.,
            Sun BMW, LTD., Scottsdale Management Group, LTD., 6725 Dealership LTD., Steven Knappenberger Revocable Trust Dated April 15, 1983, as amended, Brochick 6725 Trust dated December 29, 1992,

            Beskind 6725 Trust dated December 29, 1992, Steven Knappenberger,
            Jay P. Beskind December 29, 1992, Knappenberger 6725 Trust dated and George W. Brochick, as amended on October 21, 1996 by
            Amendment No. 1, Amendment No. 2 and Amendment No. 3.
*10.8.2     Purchase and Sale Agreement, 6905 E. McDowell Road, dated
            June 6, 1996, among Steven Knappenberger, as Trustee of the
            Steven Knappenberger Revocable Trust II, Bruce Knappenberger, as
            Trustee of the Bruce Knappenberger Trust and UAG West, Inc.
            and Steven Knappenberger.
*10.8.3     Form of Employment Agreement between the Company, UAG West,
            Inc., and Steven Knappenberger.
*10.8.4     Form of Broker's Agreement between UAG West, Inc. and KBB, Inc.
*10.8.5.1   Form of Audi Dealer Agreement.
*10.8.5.2   Audi Standard Provisions.
*10.8.6.1   Form of Acura Automobile Dealer Sales and Service Agreement.
*10.8.6.2   Acura Standard Provisions.
*10.8.7.1   Form of BMW of North America Dealer Agreement.
*10.8.8.1   Form of Porsche Sales and Service Agreement.
*10.8.8.2   Form of Addendum to Porsche Sales and Service Agreement.
*10.8.9.1   Form of Land Rover North America, Inc. Dealer Agreement.
*10.8.9.2   Land Rover Standard Provisions.
*10.8.10    Sublease, dated June 7, 1988, between Max of Switzerland and
            Scottsdale Porsche & Audi, Ltd.
*10.8.11    Lease, dated October 1990, between Lisa B. Zelinsky and R.J.
            Morgan Corporation of America and Scottsdale Hyundai, Ltd.
*10.8.12    Sublease, dated July 1, 1995, between Camelback Automotive, Inc.
            and LRP Ltd.
*10.8.13    Lease, dated February 27, 1995, between Lee S. Maas and Sun BMW Ltd.
*10.8.14    Form of Shareholders' Agreement among UAG West, Inc., SK Motors,
            Ltd., and the Knappenberger  Revocable Trust.
*10.8.15    Form of Management Agreement among the Company, UAG West, Inc.
            and Scottsdale Jaguar, Ltd.
*10.8.16    Form of Lease Agreement between 6725 Agent and Scottsdale Jaguar,
            Ltd.
*10.8.17    Form of Indemnification Agreement among the Company, UAG West,
            Inc., Scottsdale Jaguar, Ltd., Steven Knappenberger, and certain other individuals and trusts.
*10.8.18    Form of Real Estate Loan and Security Agreement, made by SA
            Automotive, Ltd. for the benefit of Chrysler Financial Corporation.
*10.8.19    Form of Security Agreement and Master Credit Agreement of Chrysler
            Credit Corporation.
*10.8.20    Form of Continuing Guaranty of each of the Company and UAG West,
            Inc. in favor of Chrysler Credit Corporation.
*10.9.1     Stock Purchase Agreement, dated August 5, 1996, among the
            Company, UAG Atlanta IV, Inc., Charles Evans BMW, Inc. and Charles
            F. Evans.
*10.9.2     Stock Purchase Agreement, dated August 5, 1996, among the Company,
            UAG Atlanta IV, Inc., Charles Evans Nissan, Inc. and Charles F.
            Evans.
*10.9.3     Form of Dealer Agreement between BMW North America, Inc. and Charles
            Evans

            BMW Inc.
*10.9.4     Form of Nissan Dealer Term Sales and Service Agreement between
            Nissan Motor Corporation in U.S.A. and Charles Evans Nissan, Inc.
*10.9.5     Form of Lease Agreement between Charles F. Evans and Charles Evans
            BMW, Inc.
*10.9.6     Form of Lease Guaranty of the Company in favor of Charles F. Evans.
*10.9.7     Form of Lease Agreement between Charles F. Evans and Charles Evans
            Nissan, Inc.
*10.9.8     Form of Lease Guaranty of the Company in favor of Charles F. Evans.
*10.9.9     Form of Purchase and Sale Agreement for Charles Evans BMW Property
            between Charles F. Evans and the Company.
*10.9.10    Form of Purchase and Sale Agreement for Charles Evans Nissan
            Property between Charles F. Evans and the Company.
*10.9.11    Form of Inventory Financing and Security Agreement between BMW
            Financial Services NA, Inc. and UAG Atlanta IV Motors Inc.
*10.9.12    Form of Guaranty of the Company in favor of BMW Financial Services
            NA, Inc.
*10.9.13    Form of Inventory Financing and Security Agreement between BMW
            Financial Services NA, Inc. and Conyers Nissan, Inc.
*10.9.14    Form of Guaranty of the Company in favor of BMW Financial Services
            NA, Inc.
*10.10.1    Stock Purchase Agreement, dated September 5, 1996, among the
            Company, UAC Tennessee, Inc., Standefer MotorSales, Inc.,
            Charles A. Standefer and Charles A. Standefer and Karen S. Nicely,
            trustees uner the Irrevocable Trust Agreement of Charles B.
            Standefer for the primary benefit of children, dated
            December 21, 1992.
*10.10.2    Form of Nissan Dealer Term Sales and Service Agreement between
            Nissan Motor Corporation in U.S.A. and Conyers Nissan, Inc.
*10.10.3    Form of Lease Agreement between Standefer Investment Company and
            Standefer Motor Sales, Inc.
*10.10.4    Form of Lease Guaranty of the Company in favor of Standefer
            Investment Company.
*10.10.5    Form of Security Agreement and Master Credit Agreement between
            Chrysler Credit Corporation and Standefer Motor Sales, Inc.
*10.10.6    Form of Continuing Guaranty of each of the Company and UAG
            Tennessee, Inc. in favor of Chrysler Credit Corporation.
**10.11.1   Agreement and Plan of Merger, dated December 16, 1996, among
            Crown Jeep Eagle, Inc., Berylson, Inc., Shannon Automotive, Ltd.,
            Kevin J. Coffey, Paul J. Rhodes, the Company, UAG Texas, Inc. and
            UAG Texas II, Inc.
  11.1      Statement re computation of per share earnings.
  21.1      Subsidiaries of the Company.
  23.1      Consent of Coopers & Lybrand L.L.P.
  27.1      Financial Data Schedule.
------------------------
* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-09429.
** Incorporated herein by reference to the identically numbered exhibit to the Company's Current Report on Form 8-K filed on December 24, 1996 (File No. 1-2297).

(d) Schedules - No Financial Statement Schedules are required to be filed as part of this Annual Report on Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                UNITED AUTO GROUP, INC.

                                                By:   /s/ Carl Spielvogel
                                                      -------------------
                                                Carl Spielvogel
                                                Chairman of the Board and
                                                Chief Executive Officer
Date: March 14, 1997
         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                       Title                                Date
---------                       -----                                ----

/s/ Carl Spielvogel        Chairman of the Board,                March 14, 1997
-----------------------     Chief Executive Officer
Carl Spielvogel             and Director
                            (Principal Executive Officer)

/s/ Robert H. Nelson       Executive Vice President,             March 14, 1997
-----------------------     Chief Financial Officer
Robert H. Nelson            and Director
                            (Principal Financial Officer)

/s/ Robert W. Thompson     Vice President - Finance              March 14, 1997
-----------------------     (Principal Accounting Officer)
Robert W. Thompson

/s/ Marshal S. Cogan       Vice Chairman of the                  March 14, 1997
-----------------------     Board and Chairman of
Marshall S. Cogan           the Executive and
                            Compensation Committee

/s/ Michael R. Eisenson    Director                              March 14, 1997
-----------------------
Michael R. Eisenson

/s/ John J. Hannan         Director                              March 14, 1997
------------------------
John J. Hannan

/s/ Jules B. Kroll         Director                              March 14, 1997
------------------------
Jules B. Kroll

/s/ John M. Salley         Director                              March 14, 1997
------------------------
John M. Salley

/s/ Richard Sinkfield      Director                              March 14, 1997
------------------------
Richard Sinkfield

                      INDEX TO FINANCIAL STATEMENTS

UNITED AUTO GROUP, INC.
   Report of Independent Accountants.....................................   F-2
   Consolidated Balance Sheets as of December 31, 1996 and 1995..........   F-3
   Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994...................................   F-5
   Consolidated Statements of Stockholders' Equity for the years
      ended December 31, 1994, 1995 and 1996.............................   F-6
   Consolidated Statements of Cash Flows for the years ended December 31,
      1996, 1995 and 1994................................................   F-7
   Notes to Consolidated Financial Statements............................   F-9

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of United Auto Group, Inc.:

We have audited the consolidated financial statements of United Auto Group, Inc. (the "Company") listed in Item 14 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/  Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

Princeton, New Jersey
February 25, 1997

                    UNITED AUTO GROUP, INC.
                  CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                          ASSETS              DECEMBER 31,
                                                              ------------
                                                          1996          1995
                                                          ----          ----
AUTO DEALERSHIPS
 Cash and cash equivalents                             $66,875        $4,697
 Accounts receivable                                    52,018        27,349
 Inventories                                           168,855       101,556
 Other current assets                                   11,823         8,047
                                                 ----------------------------


    Total current assets                               299,571       141,649
Property and equipment, net                             22,341        12,146
Intangible assets, net                                 177,194        48,774
Due from related parties                                     -        14,578
Other assets                                             6,587        10,128
                                                 ----------------------------


    TOTAL AUTO DEALERSHIP ASSETS                       505,693       227,275
                                                 ----------------------------


AUTO FINANCE
 Cash and cash equivalents                               2,688           531
 Finance assets, net                                     9,723         7,555
 Other assets                                            4,846           666
                                                 ----------------------------


    TOTAL AUTO FINANCE ASSETS                           17,257         8,752
                                                 ----------------------------


    TOTAL ASSETS                                      $522,950      $236,027
                                                 ============================




                See Notes to Consolidated Financial Statements.

                           UNITED AUTO GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


           LIABILITIES AND STOCKHOLDERS' EQUITY         DECEMBER 31,
                                                     1996          1995
                                                     ----          ----
AUTO DEALERSHIPS
 Floor plan notes payable                          $170,170       $97,823
 Short-term debt                                      6,069        16,187
 Accounts payable                                    22,187        12,393
 Accrued expenses                                    17,585         9,875
 Current portion of long-term debt                    5,444         3,169
                                                   -----------------------
    Total current liabilities                       221,455       139,447
Long-term debt                                       11,121        24,073
Due to related party                                  1,334         1,109
Deferred income taxes                                 4,867         2,279
                                                   -----------------------
    TOTAL AUTO DEALERSHIP LIABILITIES               238,777       166,908
                                                   -----------------------
AUTO FINANCE
 Short-term debt                                      1,001         4,661
 Accounts payable and other liabilities               1,704           590
                                                   -----------------------
    TOTAL AUTO FINANCE LIABILITIES                    2,705         5,251
                                                   -----------------------
Minority interests                                        -        13,608
                                                   -----------------------
Stock purchase warrants                                   -         1,020
                                                   -----------------------
Commitments and contingent liabilities
STOCKHOLDERS' EQUITY
 Class A Convertible Preferred Stock                      -             1
 Voting Common Stock                                      2             1
 Additional paid-in-capital                         284,502        54,748
 Retained earnings (accumulated deficit)             (3,036)       (5,510)
                                                   -----------------------
    TOTAL STOCKHOLDERS' EQUITY                      281,468        49,240
                                                   -----------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $522,950      $236,027
                                                   =======================




                See Notes to Consolidated Financial Statements.

                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)



                                                                  YEARS ENDED DECEMBER 31,
                                                                   1996         1995          1994
                                                                   ----         ----          ----
AUTO DEALERSHIPS
 Vehicle sales                                               $1,164,569     $716,394      $644,380
 Finance and insurance                                           43,574       29,806        27,518
 Service and parts                                               93,888       59,421        59,731
                                                             --------------------------------------
    Total revenues                                            1,302,031      805,621       731,629
 Cost of sales, including floor plan interest                 1,157,368      720,344       647,643
                                                             --------------------------------------
    Gross profit                                                144,663       85,277        83,986
 Selling, general and administrative expenses                   124,244       90,586        80,415
                                                             --------------------------------------
 Operating income (loss)                                         20,419       (5,309)        3,571
 Related party interest income                                    2,580        3,039             -
 Other income (expense)                                          (4,398)      (1,438)         (860)
 Equity in loss of uncombined investees                             (74)        (831)       (2,899)
                                                             --------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES - AUTO DEALERSHIPS             18,527       (4,539)         (188)
                                                             --------------------------------------
AUTO FINANCE
 Revenues                                                         1,798          530             2
 Interest expense                                                  (421)        (174)            -
 Operating and other expenses                                    (2,867)      (1,738)         (618)
                                                             --------------------------------------
LOSS BEFORE INCOME TAXES - AUTO FINANCE                          (1,490)      (1,382)         (616)
                                                             --------------------------------------
TOTAL COMPANY
 Income (loss) before minority interests, provision
  for income taxes and extraordinary item                        17,037       (5,921)         (804)
 Minority interests                                              (3,306)         366          (887)
 Benefit (provision) for income taxes                            (6,270)       2,089             -
                                                             --------------------------------------
Income (loss) before extraordinary item                           7,461       (3,466)       (1,691)
Extraordinary item (net of income tax benefits of $2,685)        (4,987)           -             -
                                                             --------------------------------------
Net income (loss)                                                $2,474      $(3,466)      $(1,691)
                                                             ======================================
Income (loss) before extraordinary item per common share          $0.69       $(0.63)       $(0.44)
                                                             ======================================
Net income (loss) per common share                                $0.23       $(0.63)       $(0.44)
                                                             ======================================
Shares used in computing net income (loss) per common share      10,851        5,482         3,873
                                                             ======================================




                   See Notes to Consolidated Financial Statements.

                          UNITED AUTO GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)

                                                    CLASS A
                                           CONVERTIBLE PREFERRED      VOTING AND
                                           ---------------------      NON-VOTING
                                                    STOCK            COMMON STOCK
                                                    -----            ------------
                                                                                                     RETAINED
                                                                                        ADDITIONAL    EARNINGS          TOTAL
                                              ISSUED                  ISSUED              PAID-IN    (ACCUMULATED   STOCKHOLDERS'
                                              SHARES     AMOUNT       SHARES     AMOUNT   CAPITAL     DEFICIT)         EQUITY
                                              ------     ------       ------     ------   -------     --------         ------

Balances, December 31, 1993               1,570,000       $1       1,343,750      $1     $25,615        $(353)          $25,264
Issuance of stock for cash                  401,611        -         185,486       -       5,212             -            5,212
Net loss for 1994                                 -        -               -       -           -       (1,691)          (1,691)
                                         ---------------------------------------------------------------------------------------
Balances, December 31, 1994               1,971,611        1       1,529,236       1      30,827       (2,044)           28,785
Issuance of stock for cash                1,679,118        -       1,053,549       -      23,921             -           23,921
Net loss for 1995                                 -        -               -       -           -       (3,466)          (3,466)
                                         ---------------------------------------------------------------------------------------
Balances, December 31, 1995               3,650,729        1       2,582,785       1      54,748       (5,510)           49,240
Issuance of stock, primarily for
 acquisitions                             1,576,617        -       1,010,965       -      22,854             -           22,854
Preferred stock conversion               (5,227,346)      (1)      5,227,346       -           1             -                -
Issuance of common stock in minority
 exchanges                                        -        -       1,113,841       -      34,015             -           34,015
Issuance of stock in initial public
 offering                                         -        -       6,250,000       1     170,410             -          170,411
Issuance of stock on exercise of warrants         -        -       1,109,491       -       2,769             -            2,769
Issuance of stock on exercise of stock
 options                                          -        -          46,500       -         884             -              884
Repurchase of common stock                        -        -         (46,000)      -      (1,179)            -           (1,179)
Net income for 1996                               -        -               -       -           -         2,474            2,474
                                         ---------------------------------------------------------------------------------------
Balances, December 31, 1996                       -       $-      17,294,928      $2    $284,502       $(3,036)        $281,468
                                         =======================================================================================


                See Notes to Consolidated Financial Statements.


                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                           YEARS ENDED DECEMBER 31,
                                                             1996                      1995                      1994
                                                             ----                      ----                      ----
                                                            AUTO        AUTO          AUTO        AUTO           AUTO       AUTO
                                                     DEALERSHIPS     FINANCE   DEALERSHIPS     FINANCE    DEALERSHIPS    FINANCE
                                                     -----------     -------   -----------     -------    -----------    -------
OPERATING ACTIVITIES:
 Net income (loss)                                        $3,964     $(1,490)      $(2,084)    $(1,382)       $(1,075)     $(616)
 Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization                          5,325       2,472         2,536         284          2,225         20
    Deferred income tax benefit                            2,401           -        (2,374)          -              -          -
    Related party interest income                         (2,580)          -        (3,039)          -              -          -
    Loss on sale of minority interest                        165           -             -           -              -          -
    Loss on sale of interest in uncombined investee            -           -           348           -            117          -
    Equity in loss of uncombined investee                     74           -           483           -          2,782          -
    Gain on sales of loans                                     -        (800)            -        (129)             -          -
    Loans originated                                           -     (75,440)            -     (18,769)             -          -
    Loans repaid or sold                                       -      72,659             -       11,236             -          -
    Minority interests portion of income (loss)            3,306           -          (366)          -            887          -
 Changes in operating assets and liabilities:
    Finance assets                                             -      (1,796)            -           -              -          -
    Accounts receivable                                   (6,480)          -        (1,524)          -         (7,042)         -
    Inventories                                          (10,581)          -        16,319           -        (12,417)         -
    Floor plan notes payable                              24,548           -       (14,753)          -         14,874          -
    Accounts payable and accrued expenses                    (60)        385         5,240         302         (1,239)       288
    Other                                                  3,160      (1,018)          (90)        411           (879)        (5)
                                                    -----------------------------------------------------------------------------
       Net cash provided by (used in) operating
           activities                                     23,242      (5,028)          696      (8,047)        (1,767)      (313)
                                                    -----------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)


                                                                                           YEARS ENDED DECEMBER 31,
                                                            1996                      1995                    1994
                                                            ----                      ----                    ----
                                                           AUTO        AUTO          AUTO      AUTO           AUTO          AUTO
                                                    DEALERSHIPS     FINANCE   DEALERSHIPS   FINANCE    DEALERSHIPS       FINANCE
                                                    -----------     -------   -----------   -------    -----------       -------
INVESTING ACTIVITIES:
 Purchase of equipment and improvements                  (6,457)       (314)       (1,496)     (243)        (4,675)         (562)
 Dealership acquisitions                                (98,812)          -       (19,921)        -           (755)            -
 Investment in auto finance subsidiary                  (12,582)     12,582        (4,592)    4,592           (907)          907
 Funding for subsequent acquisition                         364           -        (1,840)        -              -             -
 Advances to related parties                             (1,149)          -        (1,496)        -         (5,923)            -
 Investment in and advances to uncombined investee       (1,724)          -          (799)        -         (4,087)            -
 Other Investments                                       (1,217)     (1,417)            -         -              -             -
                                                   ------------------------------------------------------------------------------
       Net cash provided by (used in) investing
           activities                                  (121,577)     10,851       (30,144)    4,349        (16,347)          345
                                                   ------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of stock                        195,818           -        25,220         -          5,450             -
 Repurchase of common stock                              (1,179)          -             -         -              -             -
 Proceeds from borrowings of long-term debt              20,092           -        16,300         -          4,299             -
 Deferred financing costs                                (1,011)          -        (2,549)        -              -             -
 Net borrowings (repayments) of short-term debt         (10,118)          -        (3,863)        -          9,027             -
 Payments of long-term debt and capitalized lease
      obligations                                       (43,314)          -        (2,073)        -         (1,139)            -
 Distribution to stockholders and minority interest           -           -             -         -            (42)            -
 Advances from (to) affiliates                              225           -           359         -         (7,389)            -
 Borrowings of warehouse credit line                          -      56,762             -    14,202              -             -
 Payments of warehouse credit line                            -     (60,428)            -   (10,005)             -             -
                                                   ------------------------------------------------------------------------------
       Net cash provided by financing activities        160,513      (3,666)       33,394     4,197         10,206             0
                                                   ------------------------------------------------------------------------------
       Net increase (decrease) in cash and cash
           equivalents                                   62,178       2,157         3,946       499         (7,908)           32
Cash and cash equivalents, beginning of year              4,697         531           751        32          8,659             0
                                                   ==============================================================================
Cash and cash equivalents, end of year                  $66,875      $2,688        $4,697      $531           $751           $32
                                                   ==============================================================================


                See Notes to Consolidated Financial Statements.

                            UNITED AUTO GROUP, INC.

	          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, Except Per Share Amounts)


1.   ORGANIZATION

United Auto Group, Inc. ("UAG" or the "Company") is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. Through its wholly-owned consumer finance subsidiary, Atlantic Auto Finance Corporation ("Atlantic Finance"), UAG also purchases, sells and services financing contracts on new and used vehicles originated by both UAG and third party dealerships.

In 1994, 1995 and through October 28, 1996, the Company had a 70% interest in the United DiFeo Automotive Group (the "DiFeo Group"). The DiFeo Group comprises sixteen automobile dealerships which operate in Connecticut, New Jersey, and New York. In 1995, the Company purchased an 80% interest in Landers Auto Sales, Inc. ("Landers"). Landers is composed of three automobile dealerships operating in Arkansas.

Concurrent with the initial public sale of the Company's Common Stock on October 28, 1996, the Company acquired the remaining 30% interests in the DiFeo Group and the remaining 20% interests in Landers.

In 1996, the Company acquired 100% interests in four dealerships and two dealership groups (as discussed in Note 3) operating in Arizona, Georgia and Tennessee.

The Company operates dealerships which hold franchise agreements with a number of automotive manufacturers. In accordance with the individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company's operating results.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts which require the use of significant estimates are accounts receivable, inventories, income taxes, intangible assets and accrued expenses.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


Principles of Consolidation

The consolidated financial statements include all significant majority-owned subsidiaries and reflect operating results, assets, liabilities and cash flows for the major aspects of the business: auto dealerships and auto finance. Assets and liabilities of the auto dealerships are classified as current or noncurrent and those relating to financial services are unclassified. All material accounts and transactions among the consolidated subsidiaries have been eliminated. Affiliated companies that are 20% to 50% owned are accounted for using the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, finance assets, interest rate hedge agreements, and debt, including floor plan notes payable. The carrying amount of financial instruments approximates fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

Revenue Recognition - Auto Dealerships

Revenue is recognized when vehicles are delivered to consumers or motor vehicle service work is performed and parts are delivered. Finance and insurance revenues are recognized upon the sale of the finance or insurance contract or other aftermarket products. An allowance for chargebacks against revenue recognized from customer finance contracts is established during the period in which the related revenue is recognized.

Revenue Recognition - Auto Finance

Revenue from finance receivables is recognized over the term of the contract using the interest method. Certain loan origination costs are deferred and amortized over the term of the related receivable as a reduction in financing revenue. Generally, finance receivables are accumulated by the Company until they attain a value in excess of $5,000, at which time they are sold into a commercial paper conduit (i.e., a loan warehouse facility). Interest income is recognized based on the daily principal balance of the receivables outstanding. An allowance for financing losses on receivables may be provided for the period from the date of origination to the date of sale. Revenue is recognized upon sale to the conduit. Contractual servicing fees on loans sold are recognized as earned and ancillary loan fees are recognized as collected.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined by the following methods:

INVENTORY COMPONENT                                   VALUATION METHOD
-------------------                                   ----------------
New vehicles                                          Last in, first out (LIFO)
Used vehicles                                         Specific identification
Parts, accessories and other                          Factory list price

New vehicle and parts inventories are purchased primarily from the related vehicle manufacturer.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives, primarily using the straight-line method. Useful lives for purposes of computing depreciation are:

Leasehold improvements and              - Economic life or life of the lease,
equipment under capital lease             whichever is  shorter.

Equipment, furniture and fixtures       - 5 to 7 years

Expenditures for betterments that increase the useful life or substantially increase the serviceability of an existing asset are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the statement of operations.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") which requires an asset and liability approach to accounting for income taxes. Deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that taxable income will not be sufficient to fully realize deferred tax assets.

Intangible Assets

Intangible assets, primarily consisting of the excess of cost over the fair value of net assets acquired in purchased business combinations, are being amortized on a straight-line basis over their estimated period of benefit, not exceeding 40 years. The Company periodically reviews the continuing benefits projected from these costs to assess their recoverability. Losses in value, if any, are charged to operations in the period such losses are determined to be permanent. Amortization expense was $1,712, $904, and $570 for the years ended December 31, 1996, 1995 and 1994.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


The Company's policy with respect to assessing whether there has been a permanent impairment is to compare the carrying value of a business' excess cost over net assets acquired with the anticipated undiscounted future cash flows from operating activities of the business. Factors considered in performing this assessment include current operating income, trends and other economic factors.

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ("SFAS 121") requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. SFAS 121 was adopted in 1996 and did not have a material effect on the Company's results of operations, cash flows or financial position.

Auto Finance - Finance Assets

All finance receivables are accumulated in pools and sold into commercial paper conduits primarily through the issuance of a certificate indicating ownership of the contracts by CXC Incorporated, a Citibank, N. A. related entity. Prior to their sale, these contracts are carried at the lower of their principal balance outstanding or their market value. Market values are estimated based on the characteristics of the finance receivables held for sale and the terms of recent sales of similar finance receivables. While finance receivables are being accumulated for sale into a conduit, they are pledged against a liquidity credit line with Citibank, N.A. As of December 31, 1996, none of the finance receivables being accumulated for sale qualified as impaired under the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

The Company is required to hedge each pool of finance receivables sold into a commercial paper conduit to provide protection for the net yield in each pool. The differential to be paid or received as interest rates change is included in the calculation of excess servicing and amortized over the life of the pool. The notional amounts of outstanding hedges were $37,612 and $10,987 at December 31, 1996 and 1995, respectively. The fair value of interest rate hedge agreements represented unrecorded liabilities of $288 and $170 as of December 31, 1996 and 1995, respectively.

The Company has credit and interest rate risk exposure on finance receivables held for sale. The Company has a program of credit review prior to final approval of specific loans and maintains reserves as appropriate. Interest rate risk is mitigated by the short period of time that receivables are held.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)



Net Income (loss) per Common Share

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4-D, all stock options and warrants granted during the twelve months preceding the Company's initial public offering have been included in the calculation of net income (loss) per common share outstanding as if they were outstanding for all periods presented, using the treasury stock method at the public offering price realized of $30.00 per share.

Income (loss) per common share data is as follows:


                                                                              FOR THE YEARS
                                                                              -------------
                                                                             ENDED DECEMBER 31,
                                                                         1996      1995       1994
                                                                         ----      ----       ----
Income (loss) per common share before extraordinary item..............  $0.69    $(0.71)    $(0.51)
Net income (loss) per common share....................................  $0.23    $(0.71)    $(0.51)
Weighted average shares outstanding (In thousands).................... 10,851     4,905      3,296

The computations of income (loss) per share are based on the weighted average number of common shares, the weighted average number of preferred shares, and stock options and warrants outstanding to the extent dilutive. In 1995 and 1994, the outstanding stock options were antidilutive.

3.   BUSINESS COMBINATIONS

During the years ended December 31, 1996 and 1995, the Company acquired the businesses described below. All the acquisitions have been accounted for under the purchase method and the accompanying financial statements reflect the results of operations from the date of acquisition.

Acquisition of Landers Auto Sales, Inc.

Effective August 1, 1995, the Company acquired an 80% interest in Landers for $20,000 in cash and $4,014 in notes payable through August 2000. The excess of purchase price over the underlying estimated fair value of the net assets acquired was $25,777. In addition, if Landers achieves certain levels of annual pre-tax earnings, the Company will be obligated to make additional payments during each of the next three years. Any additional purchase price incurred under the terms of this agreement will be recorded as additional cost in excess of the fair value of net assets acquired. In 1996, Landers achieved a pre-tax earnings level that results in an additional purchase price of $538.

Acquisition of Atlanta Toyota, Inc.

Effective January 1, 1996, the Company acquired a 100% interest in Atlanta Toyota for $9,100 in cash and notes payable of $2,400. The excess of purchase price over the underlying estimated fair value of the net assets acquired was $7,937.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


Acquisition of United Nissan in Morrow, Georgia

Effective May 1, 1996, the Company acquired a 100% interest in Steve Rayman Nissan, Inc. for $11,500 in cash. The name of the dealership was then changed to United Nissan. The excess of purchase price over the underlying estimated fair value of the net assets acquired was $10,652.

Acquisition of Peachtree Nissan

Effective July 1, 1996, the Company acquired a 100% interest in Hickman Nissan, Inc. for $11,000 in cash and a $2,000 note payable maturing on July 1, 1998. The name of the dealership was then changed to Peachtree Nissan. The excess of purchase price over the underlying estimated fair value of the net assets acquired was $10,805.

Acquisition of the Sun Group

Effective October 28, 1996, the Company acquired substantially all of the Sun Group, consisting of six automobile dealerships located in the Phoenix area, for a total of $24,666 payable in cash plus the assumption of $4,929 of indebtedness. The excess of purchase price over the underlying estimated fair value of the net assets acquired was $28,265. In addition, if the Sun Group achieves certain levels of pre-tax earnings for the two-year period from November 1, 1996 through October 31, 1998, the Company will be obligated for an additional purchase price. Any additional purchase price incurred under the terms of this agreement will be recorded as additional cost in excess of the fair value of net assets acquired.

Acquisition of United BMW and Conyers Nissan

Effective October 28, 1996, the Company acquired a 100% interest in the two automobile dealerships of the Evans Group located in the Atlanta area for a total of $12,000 in cash. The names of the dealerships were then changed to United BMW and Conyers Nissan. The excess of purchase price over the underlying estimated fair value of the net assets acquired was $9,808.

Acquisition of United Nissan in Chattanooga, Tennessee

Effective October 28, 1996, the Company acquired a 100% interest in Standefer Motor Sales, Inc. for $18,200 in cash. The name of the dealership was then changed to United Nissan. The excess of purchase price over the underlying estimated fair value of the net assets acquired was $15,168.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


Pro Forma Results of Operations

The following unaudited pro forma summary presents the consolidated results of operations of the Company for 1995 and 1996 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisitions had been consummated as of January 1, 1995.

                                                           PRO FORMA RESULTS
                                                          FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                           1996         1995
                                                           ----         ----

Revenues                                                $1,599,226   $1,352,770
                                                        ==========   ==========
Income  before  minority  interests  and  provision
 for  income taxes                                         $31,403      $16,232
                                                           =======      =======
Net income                                                 $18,842       $9,132
                                                           =======       ======
Net income (loss) per common share                           $1.05        $0.51
                                                             =====        =====


The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1995. The 1996 pro forma results does not reflect a reduction of cost of sales related to reduced interest on floor plan notes payable resulting from the application of as yet unused proceeds from the Company's initial public sale of Common Stock. If the reduction of the floor plan interest expense were reflected, then pro forma net income (and net income per common share) would have been $21,168 (and $1.18 per share) for the year ended December 31, 1996.

4. INVENTORIES

Inventories consisted of the following at the balance sheet dates:

                                                    DECEMBER 31,
                                                   ------------
                                                  1996          1995
                                                  ----          ----
New vehicles                                  $114,542       $74,789
Used vehicles                                   50,060        24,917
Parts, accessories and other                     9,381         6,220
                                              -----------------------
                                               173,983       105,926
Cumulative LIFO reserve                         (5,128)       (4,370)
                                              -----------------------
    Total Inventories                         $168,855      $101,556
                                              =======================

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)




For the years ended December 31, 1994, 1995, and 1996, the effect of using the LIFO method as compared to the First In, First Out (FIFO) method was to increase net loss by $1,446 in 1994, decrease net loss before income taxes by $290 in 1995, and decrease net income before income taxes by $909 in 1996.

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at the balance sheet dates:

                                                             DECEMBER 31,
                                                             ------------
                                                           1996        1995
                                                           ----        ----
Land                                                         $-          $-
Furniture, fixtures and equipment                         9,742       5,839
Equipment under capital lease                             2,201       2,380
Leasehold improvements                                   14,024       7,705
                                                     -----------------------
 Total                                                   25,967      15,924
    Less: Accumulated depreciation and amortization       3,626       3,778
                                                     -----------------------
      Property and equipment, net                       $22,341     $12,146
                                                     =======================




Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was $1,888, $1,632, and $1,497, respectively. Accumulated amortization on equipment under capital lease, included in accumulated depreciation and amortization above, was approximately $289 and $1,072 at December 31, 1996 and 1995, respectively.

6.   OTHER ASSETS

Auto dealerships other assets consisted of the following at the balance sheet dates:

                                                                DECEMBER 31,
                                                                ------------
                                                              1996        1995
                                                              ----        ----
Restricted cash                                                 $-      $1,840
Investment in and advances to uncombined subsidiaries            -       3,228
Security deposits                                            1,242         956
Deferred financing costs                                       500       2,934
Customer notes receivable                                    2,063           -
Other                                                        2,782       1,170
                                                         ----------------------
    Total Other Assets                                      $6,587     $10,128
                                                         ======================


Restricted cash at December 31, 1995 represented the proceeds from capital stock issued for the purpose of financing an acquisition that was completed in January 1996.

The investment in and advances to uncombined subsidiaries at December 31,1995 represented the Company's net equity investment in, its cash advances to, and its net receivables for services provided and used vehicle transactions with dealerships in which the Company did not own a majority interest. These investments were disposed of in the minority exchange transactions

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)

discussed in Note 11.

7.   FLOOR PLAN NOTES PAYABLE

The Company's automobile dealerships have "floor plan" agreements with several finance companies to finance the purchase of their automobile inventory.

Floor plan notes payable consisted of the following at the balance sheet dates:

                                                               DECEMBER 31,
                                                               ------------
                                                             1996        1995
                                                             ----        ----
Chrysler Financial, interest - 8.16% and 8.75% at
  December 31, 1996 and 1995, respectively.              $114,533     $31,354
World Omni Corp., interest - 7.94%.                        18,512           -
Nissan Motor Acceptance, interest - 7.75%.                  7,273           -
BMW Financial Services, interest - 8.75%.                  10,014           -
GMAC, interest - 9.25% and 9.75% at December 31, 1996
  and 1995, respectively.                                  17,064      63,728
Benton State Bank, interest - 8.25% and 8.75% at
  December 31, 1996 and 1995, respectively.                 2,774       2,741
                                                        ----------------------


    Total floor plan notes payable                       $170,170     $97,823
                                                        ======================


Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates.

The floor plan agreements grant a collateral interest in substantially all of the dealerships assets and require the repayment of debt after a vehicle's sale.

Included in the Chrysler vehicle floor plan at December 31, 1995 was $6,928 payable to a related party participating in the floor plan agreements. This was repaid in May 1996.

The weighted average interest rate on floor plan borrowings was 8.3%, 8.9%, and 7.1% for the years ended December 31, 1996, 1995, and 1994, respectively.

8. SHORT-TERM DEBT

The Company and GMAC have entered into additional short-term and long-term debt agreements which share in the collateral interest granted under the floor plan arrangement. One such agreement permitted maximum borrowings of $10,000 at December 31, 1996 and 1995, subject to a formula based on parts and used vehicle collateral limitations, and includes covenants that require the maintenance of tangible net worth and other financial ratios. At December 31, 1996 and 1995, $6,069 and $8,187, respectively, were outstanding under this agreement. These borrowings are made at the prime rate plus 1.25%. The borrowing rates at December 31, 1996 and 1995 were 9.50% and 10%, respectively.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)




Through October 1996 the Company had a revolving line of credit with Morgan Guaranty Trust Company of New York. At December 31, 1995, $8,000 was outstanding under this agreement. The line of credit bore interest at, the prime rate plus two percent or the Federal Funds rate plus two and one half percent, whichever was greater. The borrowing rate at December 31, 1995 was 10.5%. This line of credit was retired and all outstanding amounts due under it were paid with a portion of the proceeds from the Company's initial public offering.

The weighted average interest rate on the above short term borrowings was 9.89%, 10.25%, and 7.1% for the years ended December 31, 1996, 1995, and 1994, respectively.

In addition, AAFC maintains a $5,000 loan arrangement with Citibank, N.A. for the purpose of purchasing finance receivables. The amount borrowed by Atlantic Finance may not exceed 93% of the outstanding principal balance of eligible receivables pledged to secure the loan. The total amount outstanding under this arrangement at December 31, 1996 and 1995 was $748 and $4,197, respectively.

9. LONG-TERM DEBT

Long-term debt consisted of the following at the balances sheet dates:

                                                                DECEMBER 31,
                                                                ------------
                                                              1996        1995
                                                              ----        ----
Series A and B Senior Notes due 2003, net of unamortized
   discount of $1,007 at December 31,1995                  $     -     $15,293
8.0% Term notes, payable monthly through 2000                2,890       3,697
8 1/2% Term note, payable July 1998                          2,100           -
9.0% Term note, payable July 1998                            2,000           -
GMAC Term loans, weighted average interest - 9.25% and
   9.5% at December 31, 1996 and 1995, respectively          3,458       4,000
Capitalized lease obligations                                4,832       1,686
Other installment loans                                      1,285       2,566
                                                           --------------------


  Total long-term debt                                      16,565      27,242
    Less: Current portion                                    5,444       3,169
                                                           --------------------


    Net long-term debt                                     $11,121     $24,073
                                                           ====================




The term loans with GMAC bear interest at the prime rate plus 1.0% and are payable in monthly installments of $42 through March 1998 and $25 from April 1998 through June 1999. A $1,000 payment is required in April 1998 and a final payment of $1,500 is required in July 1999. The GMAC term loans share in the security interests in vehicle inventories granted to the lender under the floor plan arrangement.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)




                                                               AMOUNT
                                                               ------
1997                                                           $5,444
1998                                                            6,421
1999                                                            1,863
2000                                                            1,241
2001                                                              634
2002 and thereafter                                               962
                                                          ------------
    Total long-term debt                                      $16,565
                                                          ============

On September 22, 1995, the Company finalized a placement on $35,000 of Series A and B Senior Notes (collectively referred to as the "Notes") that were due in 2003 and under which Notes were available to be issued through March 1997. The Company initially issued $16,300 of the Notes at 12.0% with an original issue discount of $1,020. From January to mid-July 1996, the Company issued another $18,700 of the Notes at rates ranging from 11.65% to 12.17%. In October 1996, the Notes were redeemed with a portion of the proceeds from the initial public offering. The redemption of the Senior Notes resulted in an extraordinary loss of $7,672, before income tax benefits, due to the 10% call premium and the write-off of original issue discount and related deferred financing costs.

The Notes contained detachable warrants that granted the holders the option to purchase UAG Common Stock at $0.01 per share. At December 31, 1995, there were 526,039 warrants outstanding. In 1996, an additional 490,060 warrants were issued to purchase UAG common stock and 93,747 warrants were issued to purchase UAG Class A Preferred Stock. Upon consummation of the initial public offering, 1,109,491 shares of UAG Common Stock were issued in a cashless exchange for all of the 1,109,846 warrants then outstanding and, as a result, the warrants' redemption feature lapsed and stockholders' equity increased by $2,769.

10. OPERATING LEASE OBLIGATIONS

The Company leases its dealership facilities and corporate office under operating lease agreements. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company. These leases are noncancelable and expire on various dates through 2016.

The following is a schedule by year of future minimum rental payments required under the operating leases as of December 31, 1996.

                                                           AMOUNT
                                                           ------
1997                                                       $11,831
1998                                                        10,462
1999                                                        10,172
2000                                                         9,502
2001                                                         9,458
2002 and thereafter                                         90,440
                                                       ------------
                                                          $141,865
                                                       ============

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)




Total rent expense for the years ended December 31, 1996, 1995, and 1994 was approximately $8,729, $7,113, and $6,302, respectively.

Rental payments to related parties were $5,240, $4,502, and $4,272 for the years ended December 31, 1996, 1995, and 1994, respectively.

11.  MINORITY INTERESTS EXCHANGED

Prior to October 28, 1996, there were minority ownership interests in certain of the Company's dealerships. The minority interests were recorded at fair value at the dates of acquisition and such amounts subsequently were adjusted for the minority share of the applicable earnings and losses. Concurrent with the initial public sale of the Company's common stock, the Company exchanged 1,113,841 shares of its Common Stock plus options to purchase 50,000 shares at an exercise price of thirty dollars per share for the outstanding minority interests. At the time of the minority exchange, the recorded amounts of assets and liabilities, including the cost in excess of net assets acquired, were adjusted for the difference between their recorded amounts and their fair values at the time of the exchanges. The excess of purchase price over the underlying estimated fair value of the net assets acquired in the minority exchange was $39,792.

12.  OTHER RELATED PARTY TRANSACTIONS

At December 31, 1995, the Company was owed $14,578 by minority or former minority shareholders and certain of their related entities. This indebtedness to the Company arose from advances to these shareholders for certain business acquisitions and from working capital advances to dealerships owned by those shareholders in which the Company has no ownership. Related party interest income represents interest on the above mentioned advances and advances to the uncombined investee. Separately, at December 31, 1996 and 1995, the Company owes a stockholder $1,334 and $1,109, respectively, for services provided.

13.  STOCK COMPENSATION PLANS

During 1996, the Company's Board of Directors and stockholders adopted a Stock Option Plan and granted options to certain employees. A portion of the options granted in 1996 retroactively vested to dates prior to the date of grant. Prior to the adoption of the Stock Option Plan, options had been granted to purchase 127,200 shares of the Company's Common Stock under an employment agreement at an exercise price of twelve dollars and fifty cents per share. These options were replaced with options that vest and become exercisable over four years on a schedule similar to the previously granted options and additional options to purchase 272,800 shares of Common Stock were granted at an exercise price of ten dollars per share. At December 31, 1996, 48,672 of these options were exercisable.

Under the Stock Option Plan, all full-time employees of the Company and its subsidiaries and affiliates are eligible to participate. The term of each option and the exercise price is fixed by the

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)




Stock Option Committee of the Board of Directors. As of December 31, 1996, the aggregate number of shares of Common Stock for which stock options may be granted under the Stock Option Plan may not exceed 1,500,838. At December 31, 1996, 827,838 shares of Common Stock were available for grant of options under the Stock Option Plan. Presented below is a summary of the status of stock options held by eligible employees, and the related transactions for the years ended December 31, 1996 and 1995:


                                        YEAR ENDED DECEMBER 31,
                                    1996                       1995
                                    ----                       ----
                                           WEIGHTED                   WEIGHTED
                                            AVERAGE                    AVERAGE
                                           EXERCISE                   EXERCISE
STOCK OPTIONS                  SHARES         PRICE       SHARES         PRICE
------------------------ ------------- ------------- ------------ -------------
Options outstanding at
   beginning of year          127,200        $12.50       70,017        $12.50
Granted                       945,800         14.22       57,183         12.50
Exercised                     (46,500)        10.00            -             -
Forfeited/Expired            (127,200)        12.50            -             -
Replaced                      127,200         10.00            -             -
                         ============= ============= ============ =============
Options outstanding at
   end of year              1,026,500        $13.90      127,200         12.50
                         ============= ============= ============ =============


The following table summarizes the status of UAG's employee stock options outstanding and exercisable at January 1, 1997:

                                                         STOCK OPTIONS
         STOCK OPTIONS OUTSTANDING                        EXERCISABLE
                        WEIGHTED
                         AVERAGE        WEIGHTED                      WEIGHTED
                       REMAINING         AVERAGE                       AVERAGE
                     CONTRACTUAL        EXERCISE                      EXERCISE
 SHARES                     LIFE           PRICE     SHARES              PRICE
-------------- ------------------ --------------- ------------- ---------------
      826,500          8.7 years          $10.00       230,272          $10.00
      200,000          9.8 years          $30.00             -          $30.00
-------------- ------------------ --------------- ------------- ---------------
    1,026,500                                          230,272
==============                                    =============

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"). SFAS 123 establishes financial and reporting standards for stock based compensation plans. The Company has adopted the disclosure only provisions of this standard. Had UAG elected to recognize compensation expense for stock options based on the fair value at the grant dates of awards, net income (loss) and earnings (loss) per share would have been as follows:

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)





                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                               1996       1995
                                                               ----       ----
Income (loss) before extraordinary item   As reported        $7,461   $(3,466)
                                          Pro forma          $6,521   $(3,579)
----------------------------------------- ------------- ------------ ----------
Income (loss) before extraordinary item   As reported         $0.69    $(0.63)
  per share                               Pro forma           $0.60    $(0.65)
----------------------------------------- ------------- ------------ ----------
Net income (loss)                         As reported        $2,474   $(3,466)
                                          Pro forma          $1,534   $(3,579)
----------------------------------------- ------------- ------------ ----------
Net income (loss)                         As reported         $0.23    $(0.63)
  per share                               Pro forma           $0.14    $(0.65)
----------------------------------------- ------------- ------------ ----------

The weighted average fair value of UAG stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: no dividend yield; expected volatility of 30%; a risk-free interest rate of 7% and expected lives of 4.5 years. The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 is $4.23 and $4.56 per share, respectively.

14.   STOCKHOLDERS' EQUITY

At December 31, 1996 and 1995, the following classes of stock are authorized, issued or outstanding:


                                                                                                       DECEMBER 31,
STOCKHOLDERS' EQUITY (Share Amounts in Thousands)                                                    1996          1995
                                                                                                     ----          ----
 Class A Convertible Preferred Stock, $0.0001 par value; shares issued and outstanding 0
      and 3,651 at December 31, 1996 and 1995, respectively.  Class retired in 1996.                   $-            $1
 Preferred Stock, $0.0001 par value; 100 shares authorized, none issued and outstanding                 -             -
 Voting Common Stock, $0.0001 par value, 40 million shares authorized; 16,736 shares issued, including 46 treasury shares, at December 31, 1996 and 2,583 shares issued
      and outstanding at December 31, 1995                                                              2             1
 Non-voting Common Stock, $0.0001 par value, 1,125 shares authorized; 605 and 0 issued and
      outstanding at December 31, 1996 and 1995                                                         -             -
 Class C Common Stock, $0.0001 par value, 20 million shares authorized; none issued and
      outstanding                                                                                       -             -
 Additional paid-in-capital                                                                       284,502        54,748
 Retained earnings (accumulated deficit)                                                           (3,036)       (5,510)
                                                                                            ----------------------------


    TOTAL STOCKHOLDERS' EQUITY                                                                   $281,468       $49,240
                                                                                            ============================



On October 28, 1996, UAG completed the initial public sale of 6,250,000 shares of its Common Stock. Concurrently, all 5,227,346 outstanding shares of Class A Convertible Preferred Stock converted into an equal number of shares of Common Stock and 1,113,841 shares of Common Stock were issued in an exchange for the minority interests then outstanding (see Note 11).

With the consummation of the initial public offering of Common Stock, the Company became authorized to issue up to 100,000 shares of new series of Preferred Stock, with rights, preferences, privileges thereon to be determined by the Board of Directors and up to 20 million shares of Class

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)



C Common. No such Preferred or Class C Common Stock was issued as of December 31, 1996.

In December 1996, the Board of Directors authorized a program to repurchase the Company's common stock, spending up to a maximum of $10,000. At December 31, 1996, a total of 46,000 shares having an aggregate cost of $1,179 had been repurchased under this program.

15. INCOME TAXES

The benefit (provision) for income taxes consisted of the following components:


                                                         YEARS ENDED DECEMBER 31,
                                                          1996          1995          1994
                                                          ----          ----          ----
Current:
 Federal                                                $(187)            $-            $-
 State and local                                         (997)          (285)            -
                                                      -------------------------------------
    Total current                                      (1,184)          (285)            -
                                                      -------------------------------------
Deferred:
 Federal                                               (5,086)         2,374             -
 State and local                                             -             -             -
                                                      -------------------------------------
    Total deferred                                     (5,086)         2,374             -
                                                      -------------------------------------
Total benefit (provision) before extraordinary item    (6,270)         2,089             -
Income tax benefits from extraordinary item             2,685              -             -
                                                      -------------------------------------
Total benefit (provision)                             $(3,585)        $2,089            $-
                                                      =====================================




The reasons for the differences between the provision for income taxes computed using the Federal statutory income tax rate and the tax provisions reported are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                          1996        1995         1994
                                                          ----        ----         ----

Tax provisions (benefits) computed at the Federal
   statutory income tax rate of 35%.                    $4,806     $(1,944)       $(592)
State and local income taxes, net of Federal benefit       892         186            -
Valuation allowance                                          -        (745)         745
Taxes on income of minority interests                      570           -            -
Other                                                        2         414         (153)
                                                        --------------------------------


Provision (benefit) for income taxes before
   extraordinary item                                   $6,270     $(2,089)          $0
                                                        ================================




The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial accounting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities at December 31, 1996 and 1995 were as follows:

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)



                                                       1996         1995
                                                       ----         ----
DEFERRED TAX ASSETS
Net operating loss carryforward                      $6,065       $4,467
Capital loss carryforwards                              201          201
Organization costs                                      182          241
All other                                               556          244
                                                   ----------------------


 Total deferred tax assets                            7,004        5,153
 Valuation allowances                                     -            -
                                                   ----------------------


 Net deferred tax assets                             $7,004       $5,153
                                                   ======================
DEFERRED TAX LIABILITIES
Partnership investments                             $(3,277)     $(2,179)
Sale of finance receivables and other items          (1,590)        (100)
                                                   ----------------------


 Total deferred tax liabilities                      (4,867)      (2,279)
                                                   ======================


    Net deferred tax assets (liabilities)            $2,137       $2,874
                                                   ======================




Based on evaluations made as of December 31, 1996 and 1995, the Company determined that it is and was more likely than not that future taxable income would be sufficient to recognize the above deferred tax assets at December 31, 1996 and 1995.

At December 31, 1996, the Company has $11,683 of regular tax, net operating loss carryforwards for Federal income tax purposes that expire in 2010. In addition, at December 31, 1996, the Company also has state net operating loss carryforwards that total $31,060 and expire at various dates through 2011.

16.  TERMINATED FRANCHISES

In 1995, the Company undertook a restructuring of its then unprofitable DiFeo Group. Such restructuring included the termination of certain unprofitable franchises, a reduction in personnel and the liquidation of outdated inventory. Costs associated with this restructuring were approximately $500 and $680 for the years ended December 31, 1996 and 1995, respectively, and were primarily related to severance.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)



17. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:


                                       1996                    1995                  1994
                                       ----                    ----                  ----
                                       AUTO       AUTO         AUTO     AUTO          AUTO        AUTO
                                DEALERSHIPS    FINANCE  DEALERSHIPS  FINANCE   DEALERSHIPS     FINANCE
                                -----------    -------  -----------  -------   -----------     -------
Supplemental information:
Cash paid for interest               $9,912       $420       $8,437     $109        $6,385           -
Cash paid for income taxes
                                        420         37            -        3             -           -
Non-cash financing and investing
  activities:
Stock issuance costs
   amortized against
   proceeds from issuance
   of stock                             775          -          910        -           543           -
Minority interests
   acquired by issuance
   of stock                          34,015          -            -        -             -           -
Dealership acquisition
   cost financed by
   long-term debt                     4,100          -        4,014        -             -           -
Capitalized lease
   obligations                        1,570          -            -        -           433           -
Warrants issued                         812          -        1,020        -             -           -


18.  SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST        SECOND         THIRD        FOURTH
STATEMENTS OF OPERATIONS DATA:                  QUARTER       QUARTER       QUARTER       QUARTER
                                                -------       -------       -------       -------
1996
Auto Dealerships
 Total revenues                                   $261,719      $336,220      $356,845      $347,248
 Gross profit                                       29,217        37,162        39,926        38,358
 Operating income (loss)                             1,599         7,760         6,906         4,154
Auto Finance
 Loss before income taxes                             (264)          (85)         (377)         (764)
Total Company
 Income before minority interests and
   provision for income taxes                        1,207         7,422         5,587         2,822
 Income before extraordinary item                      171         3,727         2,221         1,343
 Extraordinary item                                      -             -             -        (4,987)
 Net income (loss)                                     171         3,727         2,221        (3,644)
 Income before extraordinary item per
   common share
                                                     $0.03         $0.42         $0.22         $0.08

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)




                                                          FIRST        SECOND         THIRD        FOURTH
STATEMENTS OF OPERATIONS DATA:                           QUARTER       QUARTER       QUARTER       QUARTER
1995
Auto Dealerships
 Total revenues                                            $162,598      $190,142      $239,601      $213,280
 Gross profit                                                16,544        19,671        26,228        22,834
 Operating income (loss)                                     (4,285)       (1,442)        2,271        (1,853)
Auto Finance
 Loss before income taxes                                      (354)         (347)         (356)         (325)
Total Company
 Income (loss) before minority interests and
   provision for income taxes                                (4,104)       (1,715)        2,074        (2,176)
 Net income (loss)                                           (3,231)       (1,671)        1,082           354
 Net income (loss) per common share                           $(.72)        $(.34)         $.17          $.05


In the fourth quarter of 1995 the Company determined that it was more likely than not that future taxable income would be sufficient to fully recognize a net deferred tax asset of $2,874 (Note 15).

The net income (loss) per common share amounts are calculated independently for each of the quarters presented and are not presented in thousands. The sum of the quarters may not equal the full year net income (loss) per common share amount.

19. SUBSEQUENT EVENTS (UNAUDITED)

On March 6, 1997, the Company completed its acquisition of a 100% interest in the Crown Group, consisting of Crown Jeep-Eagle/Chrysler-Plymouth and Crown Dodge, located in Houston, Texas. The total purchase price is $14 million, and will be paid with approximately $7 million in cash and approximately $7.0 million in United Auto Group, Inc. common stock.

On February 12, 1997, the Company announced that it has entered into an agreement to acquire 100% of the capital stock of Las Vegas based Gary Hanna Nissan, Inc. The total purchase price is approximately $12.5 million, including approximately $7.0 million in cash and approximately $5.5 million in United Auto Group, Inc. common stock. Gary Hanna Nissan, Inc. had estimated 1996 revenues of $68.0 million.

On February 25, 1997, the Company announced that it has entered into an agreement to acquire 100% of the capital stock of nine automotive dealerships located in the New York metropolitan area and in Florida. The total purchase price is approximately $53.0 million, including $25.0 million in cash, promissory notes totaling $25.0 million and approximately $3.0 million in United Auto Group, Inc. common stock. The dealerships had estimated 1996 revenues of approximately $430.0 million.