Form 10-Q
period 1997-03-31
UNITED AUTO GROUP INC
filed 1997-05-15
CIK 1019849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12297

                            UNITED AUTO GROUP, INC.

            (Exact name of registrant as specified in its charter)

           DELAWARE                                       22-3086739
 (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or                              Identification No.)
        organization)

   375 PARK AVENUE, NEW YORK, NEW YORK                    10152
 (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code (212) 223-3300


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes...x... No.........


THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MAY 13, 1997:

VOTING COMMON STOCK, $0.0001 PAR VALUE                        17,191,851

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                       605,454

                               TABLE OF CONTENTS

                                     PART I
                                                                           PAGE

    1. Financial Statements and Supplementary Data

            Consolidated Condensed Balance Sheets as of March 31, 1997 and
                 December 31, 1996                                            1

            Consolidated Condensed Statements of Income for the three
                 months ended March 31, 1997 and 1996                         3


            Consolidated Condensed Statements of Cash Flows for the
                 three months ended March 31, 1997 and 1996                   4

             Notes to Consolidated Condensed Financial Statements             6

    2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9


                                    PART II

    1. Legal Proceedings                                                  12

    2. Changes in Securities                                              12

    6. Exhibits and Reports on Form 8-K                                   13

       Signatures                                                         23

                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (UNAUDITED)



                                                  MARCH 31,     DECEMBER 31,
                                                    1997           1996
                                                  --------       --------

                    ASSETS
AUTO DEALERSHIPS
  Cash and cash equivalents                       $ 36,083       $ 66,875
  Accounts receivable, net                          61,314         52,018
  Inventories                                      213,629        168,855
  Other current assets                              13,673         11,823
                                                  --------       --------
     Total current assets                          324,699        299,571
                                                  --------       --------

  Property and equipment, net                       24,859         22,341
  Intangible assets, net                           187,428        177,194
  Other assets                                      11,244          6,587
                                                  --------       --------
     TOTAL AUTO DEALERSHIP ASSETS                  548,230        505,693

AUTO FINANCE
  Cash and cash equivalents                          3,569          2,688
  Finance assets, net                               17,870          9,723
  Other assets                                       1,995          4,846
                                                  --------       --------
     TOTAL AUTO FINANCE ASSETS                      23,434         17,257
                                                  --------       --------
     TOTAL ASSETS                                 $571,664       $522,950
                                                  ========       ========


           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (UNAUDITED)



                                                  MARCH 31,     DECEMBER 31,
                                                    1997           1996
                                                  --------       --------
     LIABILITIES AND STOCKHOLDERS' EQUITY

AUTO DEALERSHIPS
  Floor plan notes payable                        $215,409       $170,170
  Short-term debt                                    6,069          6,069
  Accounts payable                                  21,411         22,187
  Accrued expenses                                  18,319         17,585
  Current portion of long-term debt                  5,136          5,444
                                                  --------       --------
     Total current liabilities                     266,344        221,455
                                                  --------       --------

  Long-term debt                                    11,777         11,121
  Due to related party                               1,428          1,334
  Deferred income taxes                              4,867          4,867
                                                  --------       --------
     TOTAL AUTO DEALERSHIP LIABILITIES             284,416        238,777
                                                  --------       --------

AUTO FINANCE
  Short-term debt                                      913          1,001
  Accounts payable and other liabilities             2,872          1,704
                                                  --------       --------
     TOTAL AUTO FINANCE LIABILITIES                  3,785          2,705
                                                  --------       --------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY

  Voting common stock                                    2              2
  Additional paid-in capital                       283,180        284,502
  Retained earnings (accumulated deficit)              281         (3,036)
                                                  --------       --------
     TOTAL STOCKHOLDERS' EQUITY                    283,463        281,468
                                                  --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS'          $571,664       $522,950
                                                  ========       ========


           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)



                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1997           1996
AUTO DEALERSHIPS

  Vehicle sales                                   $340,833       $233,139
  Finance and insurance                             13,483          9,942
  Service and parts                                 33,884         18,638
                                                  --------       --------
    Total revenues                                 388,200        261,719
  Cost of sales, including floor plan interest     340,588        232,502
                                                  --------       --------
    Gross profit                                    47,612         29,217
  Selling general and administrative expenses       41,756         27,618
  Operating income                                   5,856          1,599
  Other income (expense), net                         (172)          (128)
                                                  --------       --------
INCOME BEFORE INCOME TAXES-AUTO DEALERSHIPS          5,684          1,471
                                                  --------       --------

AUTO FINANCE
  Revenues                                             985            412
  Interest expense                                    (144)           (86)
  Operating and other expenses                        (937)          (590)
                                                  --------       --------
LOSS BEFORE INCOME TAXES-AUTO FINANCE                  (96)          (264)
                                                  --------       --------

TOTAL COMPANY
  Income before minority interests and
    provision for income taxes                       5,588          1,207
  Minority interests                                   (36)          (500)
  Provision for income taxes                        (2,235)          (536)
                                                  --------       --------
NET INCOME                                        $  3,317       $    171
                                                  ========       ========
NET INCOME PER COMMON SHARE                       $   0.19       $   0.02
                                                  ========       ========
SHARES USED IN COMPUTING NET INCOME PER COMMON
SHARE                                               17,758          7,449
                                                  ========       ========


           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)


                                            THREE MONTHS ENDED MARCH 31,
                                            1997                      1996
                                     ---------------------   ---------------------
                                        AUTO        AUTO        AUTO        AUTO
                                     DEALERSHIPS   FINANCE   DEALERSHIPS   FINANCE
                                     -----------   -------   -----------   -------
OPERATING ACTIVITIES:
  Net income (loss)                    $3,375        $(58)       $318       $(147)

  Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization        1,642         103         746         319
   Gain on sales of loans                   -        (361)          -        (206)
   Loans originated                         -     (23,417)          -     (19,847)
   Loans repaid or sold                     -      19,057           -      18,758
   Minority interests portion of           36           -         500           -
     income
  Changes in operating assets
  and liabilities:
   Finance assets                            -       (654)          -          40
   Accounts receivable                 (5,412)          -      (9,137)          -
   Inventories                        (34,534)          -      (8,459)          -
   Floor plan notes payable            36,273           -      18,686           -
   Accounts payable and accrued        (1,801)      1,168       2,065       1,660
     expenses
  Other                                (2,314)         90        (409)       (336)
                                       ------- ------  --- ----------- -----------
  Net cash provided by (used in)
  operating activities:                (2,735)     (4,072)       4,310         241
                                       -------     ------        -----         ---

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,
                                                            1997                    1996
                                                 ---------------------   --------------------
                                                     AUTO        AUTO        AUTO        AUTO
                                                 DEALERSHIPS   FINANCE   DEALERSHIPS   FINANCE
                                                 -----------   -------   -----------   -------
INVESTING ACTIVITIES:
  Purchase of equipment and improvements          $(2,565)      $(27)     $(1,034)      $(61)
  Dealership acquisitions                          (7,929)          -      (8,142)          -
  Investment in auto finance subsidiary            (5,000)      5,000      (3,700)      3,700
  Funding for subsequent acquisition               (1,881)          -           -           -
  Advances to related parties                        (679)          -         (32)          -
  Investment in and advances
   to uncombined investee                               -           -        (245)          -
                                                   ------      ------      ------      ------
     Net cash provided by (used in)
      investing activities                        (18,054)      4,973     (13,153)      3,639
                                                   ------      ------      ------      ------

FINANCING ACTIVITIES:
  Proceeds from issuance of stock                     201           -       8,606           -
  Repurchase of common stock                       (8,821)          -           -           -
  Proceeds from borrowings of long-term debt        1,250           -       7,100           -
  Deferred financing costs                         (1,550)          -           -           -
  Net repayments of short-term debt                     -           -      (5,990)          -
  Payments of long-term debt
   and capitalized lease obligations               (1,177)          -        (699)          -
  Advances from affiliates                             94           -          42           -
  Borrowings from warehouse credit line                 -      17,258           -      14,590
  Payments of warehouse credit line                     -     (17,278)          -     (17,668)
                                                   ------     -------      ------     -------

  Net cash provided by (used
   in) financing activities                       (10,003)        (20)      9,059      (3,078)
                                                   -------     ------      ------      ------
  Net increase (decrease) in
   cash and cash equivalents                      (30,792)        881         216         802
Cash and cash equivalents, beginning of period     66,875       2,688       4,697         531
                                                   ------      ------      ------      ------

Cash and cash equivalents, end of period          $36,083      $3,569      $4,913      $1,333
                                                  =======      ======      ======      ======

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

The information presented as of March 31, 1997 and 1996, and for the three month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company" or "UAG") believes to be necessary for the fair presentation of results for the periods presented. The results for any interim period are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which are included as part of the Company's Annual Report on Form 10-K.

2.    NET INCOME PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share for periods ending after December 15, 1997. Basic and diluted earnings per share, calculated pursuant to SFAS 128, are not expected to be materially different from net income per common share as reflected in the accompanying Consolidated Condensed Statements of Income.

3.    INVENTORIES

Inventories consisted of the following at the balance sheet dates:

                                             MARCH 31,  DECEMBER 31,
                                                  1997          1996
                                                  ----          ----
New vehicles                                  $147,565      $109,414
Used vehicles                                   55,269        50,060
Parts, accessories and other                    10,795         9,381
                                                ------         -----
   Total inventories                          $213,629      $168,855
                                               =======       =======





4.    BUSINESS COMBINATIONS

Effective March 1, 1997, the Company acquired a 100% interest in Shannon Automotive Ltd., which owns two automobile dealerships located in Houston, Texas, for a total of $7,000 in cash and 297,872 shares of common stock. The acquisition agreement provides for an additional contingent cash payment to the extent that such shares have an aggregate market value of less than $7,000 on the date they become freely tradable. The acquisition has been accounted for under the purchase method, and the accompanying financial statements reflect the results of operations from the date of acquisition.

                            UNITED AUTO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

5.    PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma summary presents the consolidated results of operations of the Company for the three months ended March 31, 1997 and 1996 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisition of Shannon Automotive, Ltd. had been consummated as of January 1, 1996. The results of operations for the three months ended March 31, 1996 also reflect acquisitions completed in 1996 as if these acquisitions had been consummated as of the first day of the year.

                                             THREE MONTHS ENDED MARCH 31,
                                                   1997          1996
                                                   ----          ----

Revenues                                        $400,773      $394,197
                                                ========      ========

Income before minority interests and
  provision for income taxes                      $6,062        $6,044
                                                  ======        ======

Net income                                        $3,601        $3,445
                                                  ======        ======

Net income per common share                        $0.20         $0.19
                                                   =====         =====


The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1996. The pro forma results do not reflect a reduction of cost of sales related to reduced interest on floor plan notes payable resulting from the application of unused proceeds from the Company's initial public sale of common stock. If the reduction of the floor plan interest expense were reflected, then pro forma net income (and net income per common share) would have been $4,025 ($.22 per share) for the three months ended March 31, 1996.

                            UNITED AUTO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)


6.    SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents certain supplementary information to the Consolidated Condensed Statements of Cash Flows:


                                            THREE MONTHS ENDED MARCH 31,
                                               1997                 1996
                                       -----------------------------------------
                                          AUTO       AUTO      AUTO       AUTO
                                       DEALERSHIPS  FINANCE DEALERSHIPS  FINANCE
                                       -----------  ------- -----------  -------
SUPPLEMENTAL INFORMATION:
Cash paid for interest                   $1,429        $72     2,289        $59
Cash paid for income taxes                   96         12         -          2

NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
Dealership acquisition costs financed
  by issuance of stock                    7,350          -         -          -
Dealership acquisition costs financed
  by long-term debt                           -          -     2,100          -
Capitalized lease obligations               274        100         -          -

7.    RELATED PARTY TRANSACTIONS

During 1996, the Company was owed amounts by former minority shareholders and related entities. During the three months ended March 31, 1996, the Company recognized approximately $774 of interest thereon in the Consolidated Condensed Statements of Income.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

GENERAL

The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance and insurance contracts. For the quarter ended March 31, 1997, UAG had revenues of approximately $388.2 million and retailed 9,751 new and 5,949 used vehicles. For the quarter ended March 31, 1997, vehicle sales represented 87.8% of the Company's revenues, service and parts accounted for 8.7% of revenues, and finance and insurance represented the remaining 3.5%.

New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors, as well as amounts received as fees for placing extended service contracts, credit insurance policies, and financing and lease contracts. UAG dealerships market a complete line of aftermarket automotive products and services through its wholly-owned subsidiary, United AutoCare. Service and parts revenues include fees paid by consumers for repair and maintenance service and the sale of replacement parts.

Through its automobile finance subsidiary, Atlantic Auto Finance, the Company derives revenues from the purchase, sale and servicing of motor vehicle installment contracts originated by both UAG and third-party dealerships.

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

The Company made a number of acquisitions in 1996 and 1997. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

RESULTS OF OPERATIONS

The following discussion and analysis relates to the Company's consolidated historical results of operations for the three months ended March 31, 1997, and 1996.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Auto Dealerships

Revenues. Revenues increased by $126.5 million, or 48.3%, from $261.7 million to $388.2 million due principally to acquisitions. Dealerships acquired subsequent to March 31, 1996 contributed $117.0 million of revenues in the three months ended March 31, 1997.

Sales of new and used vehicles increased by $107.7 million, or 46.2%, from $233.1 million to $340.8 million. Dealerships acquired subsequent to March 31, 1996 contributed $100.6 million of that increase. Unit retail sales of new and used vehicles increased by 30.2% and 47.8%, respectively, due principally to acquisitions. For the three months ended March 31, 1997, the Company retailed 9,751 new vehicles (62.1% of total vehicle sales) and 5,949 used vehicles (37.9% of total vehicle sales). For the three months ended March 31, 1996, the Company retailed 7,490 new vehicles (65.0% of total vehicle sales) and 4,025 used vehicles (35.0% of total vehicle sales). The increase in the relative proportion of used vehicle sales to new vehicle sales was due principally to the expansion of existing used vehicle operations and the establishment of additional retail used vehicle centers in response to the increased popularity of used vehicles. New vehicle selling prices increased by an average of 12.3% due primarily to changes in the mix of models sold and changes in manufacturer pricing. Used vehicle selling prices increased by an average of 15.2% due to an increase in consumer demand and a change in the mix of used vehicles sold.

Finance and insurance revenues (aftermarket product sales) increased by $3.6 million, or 35.6%, from $9.9 million to $13.5 million due principally to acquisitions and the establishment of United AutoCare.

Service and parts revenues increased by $15.3 million, or 81.8%, from $18.6 million to $33.9 million due principally to acquisitions.

Gross Profit. Gross profit increased by $18.4 million, or 63.0%, from $29.2 million to $47.6 million. Gross profit as a percentage of revenues increased from 11.2% to 12.3%. This increase was due principally to acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14.1 million, or 51.2%, from $27.6 million to $41.7 million due principally to acquisitions and an increase in the infrastructure required to manage the substantial increase in the company's operations and the planned expansion of its business in the future. Such expenses as a percentage of revenue increased from 10.6% to 10.8%.

Auto Finance

Loss before Income Taxes. The pretax loss from operations at Atlantic Finance decreased by $0.2 million from a loss of $0.3 million to a loss of $0.1 million.

Total Company

Provision for Income Taxes. The 1997 provision for income taxes is $2.2 million compared to $0.5 million in 1996. The estimated effective tax rate declined to 40.0% from 44.4% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity and borrowings under various credit agreements. At March 31, 1997, the Company's dealerships had working capital of $58.4 million.

During the three months ended March 31, 1997, operating activities resulted in net cash used by dealership operations of $2.7 million.

Net cash used for dealership financing activities during the three months ended March 31, 1997 totaled $10.0 million due principally to the repurchase of 397,000 shares of the Company's common stock under an announced stock repurchase program and financing costs in connection with a new borrowing facility.

The Company finances substantially all of its new and used vehicle inventory under revolving floor plan financing arrangements with various lenders. The floor plan lenders pay the manufacturer directly with respect to new vehicles. The Company makes monthly interest payments on the amount financed but is not required to make loan principal repayments prior to the sale of new and used vehicles. Substantially all of the assets of the Company's dealerships are subject to security interests in favor of their floor plan lenders.

At March 31, 1997, the Company had approximately $36.1 million of cash available to fund operations and acquisitions. In addition, on March 20, 1997, the Company entered into a senior credit facility in the amount of $50 million provided by a syndicate of banks led by The Bank of Nova Scotia and Morgan Guaranty Trust Company of New York. Borrowings under this agreement are expected to be used principally for acquisitions. The Company's principal source of growth has come, and is expected to continue to come, from acquisitions of automobile dealerships. The Company believes that its existing capital resources will be sufficient to fund its current acquisition commitments. To the extent the Company pursues additional significant acquisitions, it will need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. Certain issuances of equity securities would require the prior approval of certain automobile manufacturers.

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


                                    PART II

ITEM 1  -  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2  -  CHANGES IN SECURITIES
RECENT SALES OF UNREGISTERED SECURITIES

On March 6, 1997, the Company acquired a dealership group located in Houston, Texas for a purchase price of $7.0 million in cash and 297,872 shares of Voting Common Stock. In connection with such transaction, the Company issued 37,457 shares of Voting Common Stock to the party that brokered the transaction. Such shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

ITEM 6  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 1997:

   1. January 23, 1997, reporting under Items 5 and 7 (announcement of new chief financial officer).
   2. March 3, 1997, reporting under Items 5 and 7 (announcement of Hanna and Staluppi acquisitions).
   3. March 10, 1997, reporting under Items 2 and 7 (announcement of new chief executive officer and Ford acquisition).

(b)   Exhibits

***3.1     Third Restated Certificate of Incorporation.
*3.2       Restated Bylaws.
*4.1       Specimen Common Stock certificate.
*10.1.1.1  Registration Rights Agreement, dated as of October 15, 1993, among the Company and the investors listed therein.
*10.1.1.2  Amendment to Registration Rights Agreement, dated as of July 31,
           1996, among the Company and the investors listed therein.
*10.1.2 Waiver, Consent and Modification Agreement, dated as of September 22, 1995, among the Company and its stockholders.
*10.1.3    Letter Agreement, dated September 22, 1996, between the Company and J.P. Morgan Capital Corporation.
*10.1.4    Form of Warrant.
*10.1.5    Form of Additional Warrant.
*10.1.6 Employment Agreement, dated as of June 21, 1996, between the Company and Carl Spielvogel.
*10.1.7 Severance Agreement, dated April 5, 1996, among the Company, Trace and Ezra P. Mager.
*10.1.8    Stock Option Plan of the Company.
*10.1.9 Registration Rights Agreement, dated as of August 1, 1995, among the company and the parties listed on Schedule I thereto.
*10.1.10   Sublease, dated August 1994, between Overseas Partners, Inc. and the Company.
*10.1.11   Letter, dated July 24, 1996, from Chrysler Corporation to the
           Company.
*10.1.12 Agreement, dated July 24, 1996, between the Company and Toyota Motor Sales U.S.A., Inc.
*10.1.13   Non-employee Director Compensation Plan of the Company.
*10.1.14 Form of Agreement among the Company, certain of its affiliates and American Honda Motor Co., Inc.
*10.1.15 Form of Option Certificate of the Company in favor of Samuel X. DiFeo and Joseph C. DiFeo.

*10.1.16 Form of Registration Rights Agreement among the Company and the parties listed on Schedule U thereto.
  10.1.17 Registration Rights Agreement, dated March 6, 1997, between the Company and Kevin J. Coffey
  10.1.18 Consulting Agreement, dated March 3, 1997, between the Company and Carl Spielvogel.
  10.1.19 Credit Agreement, dated as of March 20, 1997, among the Company, the Guarantors party thereto, the Banks party thereto, The Bank of Nova Scotia, as Administrative Agent, and Morgan Guaranty Trust Company of New York, as Documentation Agent.
  10.1.20 Pledge Agreement, dated as of March 20, 1997, among the Company, the pledgors named therein and The Bank of Nova Scotia, as Administrative Agent.
*10.2.1.1  Honda Automobile Dealer Sales and Service Agreement, dated October
           5, 1995, between American Honda Motor Co. Inc. and Danbury Auto Partnership.
*10.2.1.2  American Honda Motor Co. Standard Provisions.
*10.2.2.1  Lexus Dealer Agreement, dated October 5, 1992, between Lexus, a division of Toyota Motor Sales, U.S.A., Inc, and Somerset Motors Partnership.
*10.2.2.2  Lexus Dealer Agreement Standard Provisions.
*10.2.3.1  Mitsubishi Motor Sales of America, Inc. Dealer Sales and Service
           Agreement, dated August 29, 1994, between Mitsubishi Motor Sales of America, Inc. and Rockland Motors Partnership, as amended
           August 20, 1996.
*10.2.3.2  Mitsubishi Motor Sales of America, Inc. Dealer Sales and Service
           Agreement Standard Provisions.
*10.2.4.1  BMW of North America, Inc. Dealer Agreement, dated January 1,
           1994, between BMW of North America, Inc. and DiFeo BMW
           Partnership, as amended October 21, 1996.
*10.2.4.2  BMW of North America, Inc. Dealer Standard Provisions Applicable
           to Dealer Agreement.
*10.2.5.1  Term Dealer Sales and Service Agreement, dated July 3, 1996, between
           American Suzuki Motor Corporation and Fair Hyundai Partnership, as amended September 6, 1996.
*10.2.5.2 Suzuki Dealer Sales and Service Agreement Standard Provisions. *10.2.6.1 Toyota Dealer Agreement, dated May 5, 1995, between Toyota Motor
           Distributors, Inc. and Hudson Motors Partnership.
*10.2.6.2  Toyota Dealer Agreement Standard Provisions.
*10.2.7.1  Oldsmobile Division Dealer Sales and Service Agreement, dated
           October 2, 1992, between General Motors Corporation, Oldsmobile Division and J&F Oldsmobile-Isuzu Partnership, as amended December 20, 1993 and July 23, 1996.
*10.2.7.2  General Motors Dealer Sales and Service Agreement Standard
           Provisions.
*10.2.8.1  Chevrolet-Geo Dealer Sales and Service Agreement, dated November 1,
           1995, between General Motors Corporation, Chevrolet Motor Division and Fair Chevrolet-Geo Partnership.
*10.2.9.1  Nissan Dealer Term Sales and Service Agreement, between the Nissan
           Division of Nissan Motor Corporation in U.S.A. and DiFeo Nissan Partnership.
*10.2.9.2  Nissan Dealer Sales and Service Agreement Standard Provisions.

*10.2.10.1 Chrysler Corporation Term Sales and Service Agreement, dated
           August 16, 1995, between Fair Chrysler Plymouth Partnership and Chrysler Corporation.
*10.2.10.2 Chrysler Corporation Sales and Service agreement Additional Terms and Provisions.
*10.2.11 Chrysler Corporation Eagle Sales and Service Agreement, dated October 8, 1992, between DiFeo Jeep-Eagle Partnership and Chrysler Corporation.
*10.2.12 Chrysler Corporation Chrysler Sales and Service Agreement, dated August 16, 1995, between DiFeo Chrysler Plymouth Jeep Eagle Partnership and Chrysler.
*10.2.13 Chrysler Corporation Plymouth Sales and Service Agreement, dated November 13, 1992, between DiFeo Chrysler Plymouth Jeep Eagle Partnership and Chrysler Corporation.
*10.2.14 Toyota Dealer Agreement, dated May 5, 1995, between Toyota Motor Distributors, Inc. and County Auto Group Partnership.
*10.2.15.1 Hyundai Motor America Dealer Sales and Service Agreement, dated
           October 12, 1992, between Hyundai Motor America and Fair Hyundai Partnership as amended November 22, 1993, October 12, 1995, March 14, 1996 and September 18, 1996.
*10.2.15.2 Hyundai Motor America Dealer Sales and Service Agreement Standard
           Provisions.
*10.2.16 Hyundai Motor America Dealer Sales and Service Agreement, dated November 22, 1993, as amended April 1, 1994, and November 3, 1995, between Hyundai Motor America and DiFeo Hyundai Partnership.
*10.2.17   Toyota Dealer Agreement, dated August 23, 1995, between Toyota
           Motor Distributors, Inc. and OCT Partnership.
*10.2.18   Mitsubishi Motor Sales of America, Inc. Sales and Service
           Agreement, dated June 30, 1994, between Mitsubishi Motor Sales of America, Inc. and OCM Partnership.
*10.2.19   Chrysler Corporation Jeep Sales and Service Agreement, dated
           October 8, 1992, between DiFeo Jeep-Eagle Partnership and Chrysler Corporation.
*10.2.20 Chevrolet-Geo Dealer Sales and Service Agreement, dated November 1, 1995 between General Motors Corporation, Chevrolet Motor Division and DiFeo Chevrolet-Geo Partnership.
*10.2.21   Isuzu Dealer Sales and Service Agreement, dated as of September
           16, 1996 between American Isuzu Motors, Inc. and Fair Cadillac-Oldsmobile-Isuzu Partnership.
*10.2.22   Isuzu Dealer Sales and Service Agreement Additional Provisions.
*10.2.23 Loan and Security Agreement, dated as of October 1, 1992, between General Motors Acceptance Corporation and Hudson Motors Partnership, as amended April 7, 1993.
*10.2.24 Unconditional, Continuing Guaranty of Payment of the Company and its affiliates named therein, dated as of October 1, 1992, in favor of General Motors Acceptance Corporation, as amended April 7, 1993.
*10.2.25 Term Loan and Borrowing Base Credit Line Loan Agreement, dated as of April 7, 1993, between General Motors Acceptance Corporation and DiFeo-EMCO Management Partnership.
*10.2.26 Settlement Agreement, dated as of October 3, 1996, among the Company and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.
*10.2.27 Form of Agreement and Plan of Merger used in the Minority Exchange of the DiFeo Group.

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

*10.4.7 Lease, dated as of August 1, 1995, among Steve Landers, John Landers, Bob Landers and Landers Auto Sales, Inc., regarding Oldsmobile-GMC premises.
*10.4.8 Shareholders' Agreement, dated as of August 1, 1995, among the Company, United Landers, Inc., Landers Auto Sales, Inc., Steve Landers and John Landers.
*10.4.9 Chrysler Corporation Eagle Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.10   Chrysler Corporation Jeep Sales and Service Agreement, dated
           August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.11 Chrysler Corporation Dodge Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.12 Chrysler Corporation Plymouth Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.13 Chrysler Corporation Chrysler Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.
*10.4.14 Oldsmobile Division Dealer Sales and Service Agreement, dated November 1, 1995, between General Motors Corporation, Oldsmobile Division and United Landers Auto Sales, Inc.
*10.4.15 GMC Truck Division Dealer Sales and Service Agreement, dated November 1, 1995, between General Motors Corporation, GMC Truck Division and United Landers Auto Sales, Inc.
*10.4.16 Security Agreement and Master Credit Agreement, dated October 25, 1993, between Landers Oldsmobile-GMC Inc. and Chrysler Credit Corporation.
*10.4.17   Security Agreement and Master Credit Agreement, dated May 17,
           1989, between Landers Jeep-Eagle, Inc. and Chrysler Credit
           Corporation.
*10.4.18   Continuing Guaranty of United Landers, Inc., dated August 15,
           1994, in favor of Chrysler Credit Corporation.
*10.4.19 Commercial Loan Agreement, dated December 5, 1994, between Landers Oldsmobile-GMC, Inc. and The Benton State Bank.
*10.4.20 Commercial Security Agreement, dated December 5, 1994, between Landers Oldsmobile-GMC, Inc. and The Benton State Bank.
*10.4.21 Agreement, dated July 31, 1995, between the Company and General Motors Corporation, Oldsmobile Division.
*10.5.1 Stock Purchase Agreement, dated as of November 17, 1995, among the Company, UAG Atlanta, Inc., Atlanta Toyota, Inc, and Carl H. Westcott.
*10.5.2 Promissory Note of UAG Atlanta, Inc., dated January 16, 1996, in favor of Carl H. Westcott.
*10.5.3 Guaranty of the Company, dated as of January 16, 1996, in favor of Carl H. Westcott.
*10.5.4 Promissory Note of Atlanta Toyota, Inc., dated January 16, 1996, in favor of First Extended Service Corporation.
*10.5.5 Guaranty of the Company, dated as of January 16, 1996, in favor of Carl H. Westcott.
*10.5.61 Lease Agreement, dated as of January 3, 1996, between Carl Westcott and Atlanta Toyota, Inc.

*10.5.7 Lease Guaranty of the Company, dated as of January 16, 1995, in favor of Carl Westcott.
*10.5.8 Toyota Dealer Agreement, dated January 16, 1996, between Southeast Toyota Motor Distributors, Inc. and Atlanta Toyota, Inc.
*10.5.9 Wholesale Floor Plan Security Agreement, dated May 24, 1996, between World Omni Financial Corp. and Atlanta Toyota, Inc.
*10.5.10   Continuing Guaranty of the Company in favor of World Omni
           Financial Corp. and certain affiliates.
*10.5.11 Inventory Financing Payment Agreement, dated May 24, 1996, among Atlanta Toyota, Inc., Fidelity Warranty Services, Inc. and World Omni Financial Corp.
*10.5.12 Shareholders' Agreement, dated as of July 31, 1996, among the Company, UAG Atlanta, Inc., Atlanta Toyota and John Smith.
*10.5.13 Employment Agreement, dated as of January 16, 1996, among the Company, UAG Atlanta, Inc. and John Smith.
*10.6.1 Stock Purchase Agreement, dated as of March 1, 1996, among the Company, UAG Atlanta II, Inc., Steve Rayman Nissan, Inc., Steven
           L. Rayman and Richard W. Keffer, Jr.
*10.6.2 Employment Agreement, dated as of May 1, 1996, among the Company, UAG Atlanta II, In., Steve Rayman Nissan, Inc. and Bruce G. Dunker.
*10.6.3 Lease Agreement, dated as of May 1, 1996, among Steven L. Rayman, Richard W. Keffer, Jr. and Steve Rayman Nissan, Inc.
*10.6.4 Nissan Dealer Term Sales and Service Agreement, between the Nissan Division of Nissan Motor Corporation in U.S.A. and United Nissan, Inc.
*10.6.5 Wholesale Floor Plan Security Agreement, dated April 29, 1996, between World Omni Financial Corp. and United Nissan, Inc.
*10.6.6 Continuing Guaranty of the Company, dated April 29, 1996, in favor of World Omni Financial Corp. and certain affiliates.
*10.7.1 Stock Purchase Agreement, dated as of June 7, 1996, among the Company, UAG Atlanta III, Inc. Hickman Nissan, Inc., Lynda Jane Hickman and Lynda Jane Hickman as Executrix under the will of James Franklin Hickman, Jr., deceased.
*10.7.2 Nissan Dealer Term Sales and Service Agreement, between the Nissan Division of Nissan Motor Corporation in U.S.A. and Peachtree
           Nissan, Inc.
*10.7.3 Automotive Wholesale Financing and Security Agreement, dated July 12, 1996, between Nissan Motor Acceptance Corporation and
           Peachtree Nissan, Inc.
*10.7.4 Guaranty of the Company and UAG Atlanta III, Inc., dated July 12, 1996, in favor of Nissan Motor Acceptance Corporation.
*10.7.5 Promissory Note of UAG Atlanta III, Inc., dated July 12, 996, in favor of Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr.
*10.7.6 Guaranty of Note of Hickman Nissan, Inc., dated July 12, 1996, in favor of Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr.
*10.7.7 Guaranty of Note of the Company, dated July 12, 1996, in favor of Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr.
*10.7.8 Lease Agreement, dated July 12, 1996, between Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr., and Hickman Nissan, Inc.

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

*10.8.18 Form of Real Estate Loan and Security Agreement, made by SA Automotive, Ltd. for the benefit of Chrysler Financial Corporation.
*10.8.19 Form of Security Agreement and Master Credit Agreement of Chrysler Credit Corporation.
*10.8.20 Form of Continuing Guaranty of each of the Company and UAG West, Inc. in favor of Chrysler Credit Corporation.
*10.9.1 Stock Purchase Agreement, dated August 5, 1996, among the Company, UAG Atlanta IV, Inc., Charles Evans BMW, Inc. and Charles F. Evans.
*10.9.2 Stock Purchase Agreement, dated August 5, 1996, among the Company, UAG Atlanta IV, Inc., Charles Evans Nissan, Inc. and Charles F. Evans.
*10.9.3 Form of Dealer Agreement between BMW North America, Inc. and Charles Evans BMW Inc.
*10.9.4 Form of Nissan Dealer Term Sales and Service Agreement between Nissan Motor Corporation in U.S.A. and Charles Evans Nissan, Inc.
*10.9.5 Form of Lease Agreement between Charles F. Evans and Charles Evans BMW, Inc.
*10.9.6    Form of Lease Guaranty of the Company in favor of Charles F. Evans.
*10.9.7 Form of Lease Agreement between Charles F. Evans and Charles Evans Nissan, Inc.
*10.9.8    Form of Lease Guaranty of the Company in favor of Charles F. Evans.
*10.9.9 Form of Purchase and Sale Agreement for Charles Evans BMW Property between Charles F. Evans and the Company.
*10.9.10 Form of Purchase and Sale Agreement for Charles Evans Nissan Property between Charles F. Evans and the Company.
*10.9.11 Form of Inventory Financing and Security Agreement between BMW Financial Services NA, Inc. and UAG Atlanta IV Motors Inc.
*10.9.12 Form of Guaranty of the Company in favor of BMW Financial Services NA, Inc.
*10.9.13 Form of Inventory Financing and Security Agreement between BMW Financial Services NA, Inc. and Conyers Nissan, Inc.
*10.9.14 Form of Guaranty of the Company in favor of BMW Financial Services NA, Inc.
*10.10.1 Stock Purchase Agreement, dated September 5, 1996, among the Company, UAG Tennessee, Inc., Standefer Motor Sales, Inc., Charles
           A. Standefer and Charles A. Standefer and Karen S. Nicely, trustees under the Irrevocable Trust Agreement of Charles B. Standefer for the primary benefit of children, dated December 21, 1992.
*10.10.2 Form of Nissan Dealer Term Sales and Service Agreement between Nissan Motor Corporation in U.S.A. and Conyers Nissan, Inc.
*10.10.3 Form of Lease Agreement between Standefer Investment Company and Standefer Motor Sales, Inc.
*10.10.4 Form of Lease Guaranty of the Company in favor of Standefer Investment Company.
*10.10.5 Form of Security Agreement and Master Credit Agreement between Chrysler Credit Corporation and Standefer Motor Sales, Inc.
*10.10.6 Form of Continuing Guaranty of each of the Company and UAG Tennessee, Inc. in favor of Chrysler Credit Corporation.
**10.11.1  Agreement and Plan of Merger, dated December 16, 1996, among Crown
           Jeep Eagle, Inc., Berylson, Inc., Shannon Automotive, Ltd., Kevin
           J. Coffey, Paul J. Rhodes, the Company, UAG Texas, Inc. and UAG Texas II, Inc.

  10.11.2 Chrysler Corporation Dodge Sales and Service Agreement, dated April 2, 1997, between Shannon Automotive, Ltd. and Chrysler Corporation (substantially similar to exhibit 10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No.
           333-09429).
  10.11.3 Chrysler Corporation Jeep Sales and Service Agreement, dated April 2, 1997, between Shannon Automotive, Ltd. and Chrysler Corporation (substantially similar to exhibit 10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).
  10.11.4 Chrysler Corporation Eagle Sales and Service Agreement, dated April 2, 1997, between Shannon Automotive, Ltd. and Chrysler Corporation (substantially similar to exhibit 10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No.
           333-09429).
  10.11.5 Chrysler Corporation Chrysler Sales and Service Agreement, dated April 2, 1997, between Shannon Automotive, Ltd. and Chrysler Corporation (substantially similar to exhibit 10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).
  10.11.6 Chrysler Corporation Plymouth Sales and Service Agreement, dated April 2, 1997, between Shannon Automotive, Ltd. and Chrysler Corporation (substantially similar to exhibit 10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).
  10.11.7 Automobile Flooring and Security Agreement, dated as of March 6, 1997, amended as of March 26, 1997, between Bank of America National Trust and Savings Association and Shannon Automotive, Ltd.
  10.11.8 Guaranty of the Company, dated March 6, 1997, in favor of Bank of America National Trust and Savings Association.
  10.11.9 Guaranty of UAG Texas, Inc., dated March 6, 1997, in favor of Bank of America National Trust and Savings Association.
  10.11.10 Guaranty of UAG Texas II, Inc., dated March 6, 1997, in favor of Bank of America National Trust and Savings Association.
  10.12.1  Stock Purchase Agreement, dated February 7, 1997, among the
           Company, UAG Nevada, Inc., Gary Hanna Nissan, Inc., The Gary W. Hanna Family Trust Restated December 18, 1990 and Gary W. Hanna.
  10.13.1 Stock Purchase Agreement, dated February 19, 1997, among the Company, UAG East, Inc., Amity Auto Plaza Ltd., Massapequa Imports Ltd., Westbury Nissan Ltd., Westbury Superstore Ltd., J&S Auto Refinishing Ltd., Florida Chrysler Plymouth Jeep Eagle Inc., Palm Auto Plaza Inc., West Palm Infiniti Inc., West Palm Nissan Inc., Northlake Auto Finish Inc., John A. Staluppi and John A. Staluppi, Jr.
  10.14.1 Stock Purchase Agreement, dated March 5, 1997, among the Company, Marshal Mize Ford, Inc., Wade Ford, Inc., Wade Ford Buford, Inc., Marshal D. Mize, Alan K. Arnold, Lewis J. Dyer and Gary R.
           Billings.

  27.1     Financial Data Schedule.

------------------------
* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-09429.
** Incorporated herein by reference to the identically numbered exhibit to the Company's Current Report on Form 8-K filed on December 24, 1996, File No. 1-12297.
*** Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K filed on March 14, 1997, File No. 1-12297.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED AUTO GROUP, INC.

                                           By:   /s/ Marshall S. Cogan
                                              ----------------------------
                                              Marshall S. Cogan
                                              Chairman of the Board and
                                              Chief Executive Officer
Date: May 15, 1997

                                           By:   /s/ James R. Davidson
                                              ----------------------------
                                              James R. Davidson
                                              Senior Vice President-Finance
                                              (Principal Accounting Officer)
Date: May 15, 1997