Form 10-Q
period 1997-06-30
UNITED AUTO GROUP INC
filed 1997-08-14
CIK 1019849

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO
                                           ---------    ---------

                         COMMISSION FILE NUMBER 1-12297


                            UNITED AUTO GROUP, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                    22-3086739
        (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                    Identification No.)

        375 PARK AVENUE, NEW YORK, NEW YORK                     10152
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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF AUGUST 6, 1997:

VOTING COMMON STOCK, $0.0001 PAR VALUE                               18,239,992

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                              605,454

                               TABLE OF CONTENTS

                                     PART I
                                                                           PAGE

1. Financial Statements and Supplementary Data

     Consolidated Condensed Balance Sheets as of June 30, 1997 and
       December 31, 1996                                                     1

     Consolidated Condensed Statements of Income for the three months
       and six months ended June 30, 1997 and 1996                           3

     Consolidated Condensed Statements of Cash Flows for the six months
       ended June 30, 1997 and 1996                                          4

     Notes to Consolidated Condensed Financial Statements                    6

2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                  10


                                    PART II

1. Legal Proceedings                                                        17

2. Changes in Securities                                                    17

4. Submission of Matters to a Vote Of Security Holders                      18

6. Exhibits and Reports on Form 8-K                                         19

   Signatures                                                               32

                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (UNAUDITED)

                                                            JUNE 30,     DECEMBER 31,
                                                              1997          1996
                                                           ------------  ------------
                          ASSETS

AUTO DEALERSHIPS
  Cash and cash equivalents                                    $43,318       $66,875
  Accounts receivable, net                                      80,883        52,018
  Inventories                                                  267,673       168,855
  Other current assets                                           7,607        11,823
                                                           ------------  ------------
       Total current assets                                    399,481       299,571

Property and equipment, net                                     32,940        22,341
Intangible assets, net                                         288,445       177,194
Other assets                                                     7,195         6,587
                                                           ------------  ------------
    TOTAL AUTO DEALERSHIP ASSETS                               728,061       505,693
                                                           ------------  ------------

AUTO FINANCE
  Cash and cash equivalents                                      4,985         2,688
  Finance receivables, net                                      20,928         9,723
  Other assets                                                   1,788         4,846
                                                           ------------  ------------
    TOTAL AUTO FINANCE ASSETS                                   27,701        17,257
                                                           ------------  ------------
    TOTAL ASSETS                                              $755,762      $522,950
                                                           ============  ============

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (UNAUDITED)

                                                            JUNE 30,     DECEMBER 31,
                                                              1997          1996
                                                           ------------  ------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

AUTO DEALERSHIPS
  Floor plan notes payable                                    $268,955      $170,170
  Short-term debt                                                6,970         6,069
  Accounts payable                                              29,707        22,187
  Accrued expenses                                              21,831        17,585
  Current portion of long-term debt                              4,217         5,444
                                                           ------------  ------------
    Total current liabilities                                  331,680       221,455

Long-term debt                                                  93,722        11,121
Due to related party                                               438         1,334
Deferred income taxes                                            8,362         4,867
                                                           ------------  ------------
    TOTAL AUTO DEALERSHIP LIABILITIES                          434,202       238,777
                                                           ------------  ------------

AUTO FINANCE
  Short-term debt                                                  301         1,001
  Accounts payable and other liabilities                         3,730         1,704
                                                           ------------  ------------
    TOTAL AUTO FINANCE LIABILITIES                               4,031         2,705
                                                           ------------  ------------

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Voting common stock                                                2             2
  Additional paid-in capital                                   309,647       284,502
  Retained earnings (accumulated deficit)                        7,880        (3,036)
                                                           ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                                 317,529       281,468
                                                           ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $755,762      $522,950
                                                           ============  ============

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                           ------------------------        ------------------------
                                                             1997            1996            1997            1996
                                                           --------        --------        --------        --------
AUTO DEALERSHIPS
  Vehicle sales                                            $463,381        $302,034        $804,214        $535,173
  Finance and insurance                                      18,029          12,397          31,512          22,339
  Service and parts                                          45,548          21,789          79,432          40,427
                                                           --------        --------        --------        --------
     Total revenues                                         526,958         336,220         915,158         597,939
  Cost of sales, including floor plan interest              458,308         299,058         798,896         531,560
                                                           --------        --------        --------        --------
     Gross profit                                            68,650          37,162         116,262          66,379
  Selling, general and administrative expenses               53,967          29,357          95,723          56,975
                                                           --------        --------        --------        --------
  Operating income                                           14,683           7,805          20,539           9,404
  Other interest expense                                     (1,777)           (868)         (2,246)         (2,005)
  Other income (expense), net                                    --             570             297           1,579
                                                           --------        --------        --------        --------
INCOME BEFORE INCOME TAXES -
   AUTO DEALERSHIPS                                          12,906           7,507          18,590           8,978
                                                           --------        --------        --------        --------
AUTO FINANCE
  Revenues                                                    1,100             617           2,085           1,029
  Interest expense                                             (116)            (90)           (260)           (176)
  Operating and other expenses                               (1,087)           (612)         (2,024)         (1,202)
                                                           --------        --------        --------        --------
LOSS BEFORE INCOME TAXES - AUTO FINANCE                        (103)            (85)           (199)           (349)
                                                           --------        --------        --------        --------
TOTAL COMPANY
  Income before minority interests and
     provision for income taxes                              12,803           7,422          18,391           8,629
  Minority interests                                            (61)         (1,234)            (97)         (1,734)
  Provision for income taxes                                 (5,143)         (2,461)         (7,378)         (2,997)
                                                           --------        --------        --------        --------
Net income                                                   $7,599          $3,727         $10,916          $3,898
                                                           ========        ========        ========        ========
Net income per common share                                   $0.42           $0.42           $0.61           $0.46
                                                           ========        ========        ========        ========
Shares used in computing net income
   per common share                                          18,144           8,878          18,023           8,500
                                                           ========        ========        ========        ========

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                       1997                            1996
                                                          -------------------------------------------------------------
                                                               AUTO            AUTO           AUTO            AUTO
                                                            DEALERSHIPS      FINANCE       DEALERSHIPS       FINANCE
                                                          -------------- --------------- --------------  --------------
OPERATING ACTIVITIES:
  Net income (loss)                                             $11,035           ($119)        $4,097           ($199)
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
     Depreciation and amortization                                3,877             222          1,619              90
     Deferred income tax expense                                  5,130               -              -               -
     Related party interest income                                    -               -         (1,548)              -
     Equity in loss of uncombined investee                            -               -            (75)              -
     Gain on sales of loans                                           -            (679)             -            (510)
     Loans originated                                                 -         (49,934)             -         (44,075)
     Loans repaid or sold                                             -          43,126              -          37,456
     Minority interests portion of income                            97               -          1,734               -
  Changes in operating assets and liabilities:
     Accounts receivable                                        (13,803)           (976)       (16,091)              -
     Inventories                                                (13,328)              -         (2,494)              -
     Floor plan notes payable                                    22,673               -         16,651               -
     Accounts payable and accrued expenses                        1,572           1,934          8,580             910
     Other                                                       (2,270)            256           (598)          2,520
                                                          -------------------------------------------------------------
       Net cash provided by (used in) operating
               activities:                                       14,983          (6,170)        11,875          (3,808)
                                                          -------------------------------------------------------------

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                       1997                            1996
                                                          -------------------------------------------------------------
                                                               AUTO            AUTO           AUTO            AUTO
                                                            DEALERSHIPS      FINANCE       DEALERSHIPS       FINANCE
                                                          -------------- --------------- --------------  --------------
INVESTING ACTIVITIES:
  Purchase of equipment and improvements                         (5,774)            (34)        (1,916)           (153)
  Dealership acquisitions                                       (68,338)              -        (20,803)              -
  Investment in auto finance subsidiary                          (9,300)          9,300         (9,400)          9,400
  Funding for subsequent acquisition                                  -               -              -               -
  Advances to related parties                                         -               -            400               -
  Investment in and advances to uncombined investee                   -               -         (1,438)              -
                                                          -------------------------------------------------------------
     Net cash provided by (used in) investing activities        (83,412)          9,266        (33,157)          9,247
                                                          -------------------------------------------------------------

FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                 4,324               -         15,986               -
  Repurchase of common stock                                     (8,821)              -              -               -
  Proceeds from borrowings of long-term debt                     53,780               -         13,220               -
  Deferred financing costs                                       (2,141)              -           (908)              -
  Net borrowings (repayments) of short-term debt                    500               -         (1,118)              -
  Payments of long-term debt and capitalized lease
     obligations                                                 (1,874)              -         (1,376)              -
  Advances (to) from affiliates                                    (896)              -             82               -
  Borrowings from warehouse credit line                               -          17,965              -          30,880
  Payments of warehouse credit line                                   -         (18,764)             -         (35,320)
                                                          -------------------------------------------------------------
     Net cash provided by (used in) financing activities         44,872            (799)        25,886          (4,440)
                                                          -------------------------------------------------------------
     Net increase (decrease) in cash and cash
              equivalents                                       (23,557)          2,297          4,604             999
Cash and cash equivalents, beginning of year                     66,875           2,688          4,697             531
                                                          =============================================================
Cash and cash equivalents, end of year                          $43,318          $4,985         $9,301          $1,530
                                                          =============================================================

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The information presented as of June 30, 1997 and 1996, and for the three and six month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company" or "UAG") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K.

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

3.  INVENTORIES

Inventories consisted of the following at the balance sheet dates:

                                           JUNE 30, 1997       DECEMBER 31, 1996
                                          ---------------      -----------------
New vehicles                                  $183,045              $109,414
Used vehicles                                   70,367                50,060
Parts, accessories and other                    14,261                 9,381
                                              --------              --------
    Total inventories                         $267,673              $168,855
                                              ========              ========

4.  BUSINESS COMBINATIONS

On April 22, 1997, the Company completed its acquisition of 100% of the capital stock of Gary Hanna Nissan, Inc. for $13,740, consisting of $7,000 in cash, $1,240 of promissory notes and $5,500 of UAG common stock. The acquisition agreement provides for an additional contingent cash payment to the extent that the UAG common stock has an aggregate market value of less than $6,000 on the date it becomes freely tradable.

                            UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)
                                  (UNAUDITED)


4.  BUSINESS COMBINATIONS  (CONTINUED)

On April 30, 1997, the Company completed its acquisition of 100% of the capital stock of the Staluppi Automotive Group (the "Staluppi Group") for $49,614, consisting of $25,450 in cash, $21,864 of promissory notes and $2,300 of UAG common stock. The acquisition agreement provides for an additional contingent cash payment to the extent that the UAG common stock has an aggregate market value of less than $3,000 on the date it becomes freely tradable. In addition, if the Staluppi Group achieves certain levels of annual pre-tax earnings during any of the next three years, UAG will be required to make additional payments.

On May 30, 1997, the Company completed its acquisition of 100% of the capital stock of the Gene Reed Automotive Group (the "Reed Group") for $34,000, consisting of $17,000 in cash, $4,000 of promissory notes and $13,000 of UAG common stock. The acquisition agreement provides for an additional contingent cash payment to the extent that the UAG common stock has an aggregate market value of less than $13,000 on the date it becomes freely tradable.

Effective June 1, 1997, the Company completed its acquisition of 100% of the capital stock of the Lance Landers dealerships for $2,800 in cash.

These acquisitions were accounted for using the purchase method. Accordingly, the Company's financial statements reflect the results of operations of the acquired entities only from the effective date of acquisition.

5.  PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma summary presents the consolidated results of operations of the Company for the six months ended June 30, 1997 and 1996 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisitions of Gary Hanna Nissan, Inc., the Staluppi Group, the Reed Group and the Lance Landers dealerships had been consummated as of January 1, 1996. The results of operations for the six months ended June 30, 1997 and 1996 also reflect acquisitions completed prior to March 31, 1997 as if such acquisitions had been consummated as of January 1, 1996.

                                                 PRO FORMA RESULTS OF OPERATIONS
                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                    1997                  1996
                                                    ----                  ----
Revenues                                         $1,173,236            $1,189,928
Income before minority interests and
  provision for income taxes                        $21,340               $21,549
Net income                                          $12,707               $12,929
Net income per common share                           $0.66                 $0.67

                            UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)
                                  (UNAUDITED)


5.  PRO FORMA RESULTS OF OPERATIONS  (CONTINUED)

The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1996. The pro forma results do not reflect a reduction of cost of sales related to reduced interest on floor plan notes payable resulting from the application of unused proceeds from the Company's initial public sale of common stock (the "IPO"). If the reduction of the floor plan interest expense were reflected, pro forma net income (and net income per common share) would have been $14,103 ($0.73 per share) for the six months ended June 30, 1996.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:

                                                                           SIX MONTHS ENDED JUNE 30,

                                                                       1997                           1996
                                                                       ----                           ----
                                                              AUTO            AUTO           AUTO           AUTO
                                                          DEALERSHIPS       FINANCE      DEALERSHIPS      FINANCE
                                                          -----------       -------      -----------      -------
SUPPLEMENTAL INFORMATION:

Cash paid for interest                                       $3,694           $124          $3,996         $153
Cash paid for income taxes                                    1,898             19             148           13


NON-CASH FINANCING AND INVESTING ACTIVITIES:

Dealership acquisition costs paid by issuance of stock        28,150             -               -            -
Dealership acquisition costs financed by long-term debt       27,104             -           2,100            -
Capitalized lease obligations                                    274           100             247            -
Stock issuance costs amortized against proceeds from
   issuance of common stock                                        -             -             577            -
Warrants issued                                                    -             -             576            -

7.  LEGAL PROCEEDINGS

In May and June 1997, three complaints were filed in the United States District Court for the Southern District of New York on behalf of a purported class consisting of all persons who purchased UAG common stock issued in connection with and/or traceable to the Company's IPO at any time up to and including February 26, 1997 (the "Lawsuits"). The complaints name as defendants the Company, Carl Spielvogel, Marshall S. Cogan, J.P. Morgan Securities Inc., Montgomery Securities and Smith Barney, Inc. The plaintiffs in the Lawsuits seek unspecified damages in connection with their allegations that the Prospectus and Registration Statement disseminated in connection with the IPO contained material misrepresentations and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. They also seek to have their actions certified as class actions under the Federal Rules of Civil Procedure. The Company believes that the plaintiffs' claims are without merit and intends to defend the Lawsuits vigorously.

                            UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)
                                  (UNAUDITED)


8.  SUBSEQUENT EVENTS

On July 23, 1997, the Company completed the sale of $150,000 aggregate principal amount of 11% Senior Subordinated Notes due 2007 in a transaction exempt from registration under the Securities Act of 1933 pursuant to Rule 144A thereunder. The Notes were issued at 98.529% of their principal amount. Proceeds from the offering, after issue discount, discount to initial purchasers and estimated transaction costs amounted to approximately
$140,793.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance and insurance contracts. For the quarter ended June 30, 1997, UAG had revenues of approximately $527.0 million and retailed 13,006 new and 7,994 used vehicles. Vehicle sales represented 87.9% of the Company's revenues for the quarter ended June 30, 1997; service and parts accounted for 8.7% of revenues, with finance and insurance representing the remaining 3.4%.

New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors, as well as amounts received as fees for placing extended service contracts, credit insurance policies, and financing and lease contracts. UAG dealerships market a complete line of aftermarket automotive products and services through the Company's wholly-owned subsidiary, United AutoCare. Service and parts revenues include amounts paid by consumers for repair and maintenance service and the purchase of replacement parts.

Through its automobile finance subsidiary, Atlantic Auto Finance, the Company derives revenues from the purchase, sale and servicing of motor vehicle installment contracts originated by both UAG and third-party dealerships.

The Company's selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance and general management personnel, depreciation, amortization, rent, insurance and utilities. Interest expense consists of interest charges on all of the Company's interest-bearing debt other than floor plan inventory financing. Interest expense on floor plan debt is included in cost of sales.

During the three month period ended June 30, 1997, the Company completed the acquisition of Gary Hanna Nissan, Inc., the Staluppi Automotive Group, the Gene Reed Automotive Group and the Lance Landers dealerships. Each of these acquisitions has been accounted for using the purchase method and, as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the effective date of acquisition.

RESULTS OF OPERATIONS

The following discussion and analysis relates to the Company's consolidated historical results of operation for the six and three months ended June 30, 1997 and 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Auto Dealerships

Revenues. Revenues increased by $317.2 million, or 53.1%, from $597.9 million to $915.2 million due to acquisitions. Revenues at dealerships acquired subsequent to June 30, 1996 amounted to $321.9 million, offset slightly by a net decrease in sales at dealerships owned prior to June 30, 1996 due primarily to (i) a reduction in revenues at Atlanta Toyota, impacted by shortages of inventory of certain models, (ii) a reduction in sales volume at the Company's DiFeo division resulting in part from the closure of unprofitable dealerships and (iii) a decrease at Company Nissan dealerships in the southeastern United States, which the Company believes mirrors an overall decline in sales for Nissan in that region of the United States.

Sales of new and used vehicles increased by $269.0 million, or 50.3%, from $535.2 million to $804.2 million. Revenues at dealerships acquired subsequent to June 30, 1996 amounted to $278.9 million, offset by the net decrease in new and used vehicle sales at dealerships owned prior to June 30, 1996 noted above. Unit retail sales of new and used vehicles increased by 30.0% and 63.8%, respectively, due principally to acquisitions. For the six months ended June
30, 1997, the Company sold 22,757 new vehicles (62.0% of total vehicle sales) and 13,943 used vehicles (38.0% of total vehicle sales). For the six months ended June 30, 1996, the Company sold 17,509 new vehicles (67.3% of total vehicle sales) and 8,510 used vehicles (32.7% of total vehicle sales). The increase in the relative proportion of used vehicle sales to total vehicle sales was due principally to the expansion of used car operations in response to the popularity of used cars. New vehicle selling prices increased by an average of 13.3% due primarily to changes in the mix of models sold and changes in manufacturer pricing. Used vehicle selling prices increased by an average of 11.9% due to changes in market conditions which resulted in a change in the mix of used vehicles sold.

Finance and insurance revenues (aftermarket product sales) increased by $9.2 million, or 41.1%, from $22.3 million to $31.5 million due primarily to acquisitions and the establishment of United AutoCare, offset to a degree by a net decrease at dealerships owned prior to June 30, 1996 due to the decrease in new and used vehicle sales noted above.

Service and parts revenues increased by $39.0 million, or 96.5%, from $40.4 million to $79.4 million due principally to acquisitions.

Gross Profit. Gross profit increased by $49.9 million, or 75.2%, from $66.4 million to $116.3 million. Gross profit as a percentage of revenues increased from 11.1% to 12.7%. The increase in gross profit and in gross profit as a percentage of revenues is due to (i) acquisitions, (ii) increased finance and insurance and service and parts revenues, which yield higher margins, as a percentage of total revenues, (iii) improved gross profit margins on vehicle sales and service and parts revenues and (iv) the establishment of United AutoCare.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $38.7 million, or 68.0%, from $57.0 million to $95.7 million due principally to acquisitions and an increase in the infrastructure required to manage the substantial increase in the Company's operations and the planned expansion of its business in the future. Such expenses as a percentage of revenue increased from 9.5% to 10.5%.

Other Interest Expense. Other interest expense increased by $0.2 million, from $2.0 million to $2.2 million due principally to an increase in interest expense arising from the issuance of acquisition-related debt, offset by a reduction in interest expense due to the retirement of the Company's Senior Notes in October 1996.

Other Income (Expense), Net. Other income (expense), net decreased by $1.3 million, from $1.6 million to $0.3 million due principally to a reduction in related party interest income resulting from the disposition of the minority interests in certain dealerships in October 1996.

Total Company

Provision for Income Taxes. The 1997 provision for income taxes increased $4.4 million from $3.0 million to $7.4 million. The increase is due to the increase in taxable income and a change in the Company's estimated effective tax rate.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Auto Dealerships

Revenues. Revenues increased by $190.7 million, or 56.7%, from $336.2 million to $527.0 million due to acquisitions. Revenues at dealerships acquired subsequent to June 30, 1996 amounted to $215.8 million, offset slightly by a net decrease in sales at dealerships owned prior to June 30, 1996 due primarily to (i) a reduction in revenues at Atlanta Toyota, impacted by shortages of inventory of certain models, (ii) a reduction in sales volume at the Company's DiFeo division resulting in part from the closure of unprofitable dealerships and (iii) a decrease at Company Nissan dealerships in the southeastern United States, which the Company believes mirrors an overall decline in sales for Nissan in that region of the United States.

Sales of new and used vehicles increased by $161.3 million, or 53.4%, from $302.0 million to $463.4 million. Revenues at dealerships acquired subsequent to June 30, 1996 amounted to $187.4 million, offset by the net decrease in new and used vehicle sales at dealerships owned prior to June 30, 1996 noted above. Unit retail sales of new and used vehicles increased by 29.8% and 78.2%, respectively, due principally to acquisitions. For the three months ended June 30, 1997, the Company sold 13,006 new vehicles (61.9% of total vehicle sales) and 7,994 used vehicles (38.1% of total vehicle sales). For the three months ended June 30, 1996, the Company sold 10,019 new vehicles (69.1% of total vehicle sales) and 4,485 used vehicles (30.9% of total vehicle sales). The increase in the relative proportion of used vehicle sales to total vehicle sales was due principally to the expansion of used car operations in response to the popularity of used cars. New vehicle selling prices increased by an average of 14.1% due primarily to changes in the mix of models sold and changes in manufacturer pricing. Used vehicle selling prices increased by an average of 8.9% due to changes in market conditions which resulted in a change in the mix of used vehicles sold.

Finance and insurance revenues (aftermarket product sales) increased by $5.6 million, or 45.4%, from $12.4 million to $18.0 due primarily to acquisitions and the establishment of United AutoCare, offset to a degree by a net decrease at dealerships owned prior to June 30, 1996 due to the decrease in new and used vehicle sales noted above.

Service and parts revenues increased by $23.8 million, or 109.0%, from $21.8 million to $45.5 million due principally to acquisitions.

Gross Profit. Gross profit increased by $31.5 million, or 84.7%, from $37.2 million to $68.7 million. Gross profit as a percentage of revenues increased from 11.1 % to 13.0 %. The increase in gross profit and in gross profit as a percentage of revenues is due to (i) acquisitions, (ii) increased finance and insurance and service and parts revenues, which yield higher margins, as a percentage of total revenues, (iii) improved gross profit margins on vehicle sales and service and parts revenues and (iv) the establishment of United AutoCare.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $24.6 million, or 83.8%, from $29.4 million to $54.0 million due principally to acquisitions and an increase in the infrastructure required to manage the substantial increase in the Company's operations and the planned expansion of its business in the future. Such expenses as a percentage of revenue increased from 8.7% to 10.2%.

Other Interest Expense. Other interest expense increased by $0.9 million, from $0.9 million to $1.8 million due principally to an increase in interest expense arising from the issuance of acquisition related debt, offset by a reduction in interest expense due to the retirement of the Company's Senior Notes in October 1996.

Other Income (Expense), Net. Other income (expense), net decreased by $0.7 million due principally to a reduction in related party interest income resulting from the disposition of the minority interests in certain dealerships in October 1996.

Total Company

Provision for Income Taxes. The 1997 provision for income taxes increased $2.6 million from $2.5 million to $5.1 million. The increase is due to the increase in taxable income and a change in the Company's estimated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for acquisitions of new dealerships, working capital and the expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity, borrowings under various credit agreements and cash flow from operations. At June 30, 1997, the Company's dealership operations had working capital of $67.8 million.

During the six months ended June 30, 1997, dealership activities resulted in net cash provided by operations of $15.0 million. Net cash used by dealerships in investing activities during the six months ended June 30, 1997 totaled $83.4 million, relating primarily to dealership acquisitions, funding provided to Atlantic Auto Finance and capital expenditures. Dealership financing activities provided $44.9 million of cash during the six months ended June 30, 1997 principally from the issuance of long-term debt.

The Company finances substantially all of its new and used vehicle inventory under revolving floor plan financing arrangements with various lenders. The floor plan lenders pay the manufacturer directly with respect to new vehicles. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Substantially all of the assets of the Company's dealerships are subject to security interests granted to their floor plan lending sources.

At June 30, 1997, the Company had approximately $48.3 million of cash available to fund operations and future acquisitions. In addition, the Company is party to a $50.0 million Senior Credit Facility, dated March 20, 1997 (as amended) (the "Senior Credit Facility"), with a group of banks, which is to be used principally for acquisitions. At June 30, 1997 the Company was fully borrowed under this facility. During July 1997, the Company issued $150.0 million aggregate principal amount of its 11% Senior Subordinated Notes due 2007
(the "Notes"). Net proceeds from the sale of the Notes amounted to $140.8 million. $50.0 million of such net proceeds were used to repay amounts outstanding under the Senior Credit Facility. The balance of such proceeds have been deposited with the Company's floor plan lenders, which deposits are earning interest at floor plan rates. The Company has such deposits, as well as borrowing capacity under the Senior Credit Facility, to use for working capital and general corporate purposes, including acquisitions. The Company's principal source of growth has come, and is expected to continue to come, from acquisitions of automobile dealerships. The Company believes that its existing capital resources will be sufficient to fund its current acquisition commitments. To the extent the Company pursues additional significant acquisitions, it may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. A public equity offering would require the prior approval of certain automobile manufacturers.

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

In May and June, 1997, three complaints were filed in the United States District Court for the Southern District of New York on behalf of a purported class consisting of all persons who purchased the Company's Voting Common Stock issued in connection with and/or traceable to the Company's initial public offering (the "IPO") at any time up to and including February 26, 1997 (the "Lawsuits"). The complaints name as defendants the Company, Carl Spielvogel, Marshall S. Cogan, J.P. Morgan Securities Inc., Montgomery Securities and Smith Barney Inc. The plaintiffs in the Lawsuits seek unspecified damages in connection with their allegations that the prospectus and the related registration statement disseminated in connection with the IPO contained material misrepresentations and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"). They also seek to have their actions certified as class actions under Federal Rules of Civil Procedure. The Company believes that the plaintiffs' claims are without merit and intends to defend the Lawsuits vigorously.

In addition, the Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2  -  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

On March 6, 1997, the Company acquired a dealership group located in Houston, Texas for a purchase price of $7.0 million in cash and 297,872 shares of Voting Common Stock. In connection with such transaction, the Company issued 14,894 shares of Voting Common Stock to the party that brokered the transaction. On April 25, 1997, the Company issued an additional 37,457 shares of Voting Common Stock to the sellers as an adjustment to the purchase price. This information supersedes that contained in the Company's Form 10-Q for the quarter ended March 31, 1997.

On April 22, 1997, the Company acquired a dealership located in Las Vegas, Nevada for a purchase price of approximately $7.0 million in cash, notes in the aggregate principal amount of $1.2 million and 302,094 shares of Voting Common Stock.

On April 30, 1997, the Company acquired a dealership group located in West Palm Beach, Florida and Long Island, New York for a purchase price of approximately $25.5 million in cash, notes in the aggregate principal amount of $21.9 million and 127,660 shares of Voting Common Stock.

On May 30, 1997, the Company acquired a dealership group located in Fayetteville, North Carolina and North Charleston and Summerville, South Carolina for a purchase price of approximately $17.0 million in cash, notes in the aggregate principal amount of $4.0 million and 717,241 shares of Voting Common Stock.

All such shares were issued in reliance on Section 4(2) of the Securities Act, as a transaction not involving any public offering.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on April 17, 1997.

b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the proxy statement. Both of the nominees listed in the proxy statement were elected.

c)  The following matters were voted upon at the Annual Meeting:

    1. The election of two Class I directors. The number of votes cast for and withheld for each nominee was as set forth below:

              Nominee                       For                  Withheld
              -------                       ---                  --------
         Marshall S. Cogan              15,171,123                11,925
         John M. Sallay                 15,171,123                11,925

    2. Ratification of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending December 31, 1997. The votes were as follows:

               For                         Against                Abstain
               ---                         -------                -------
           15,031,344                       3,800                 147,904

ITEM 6  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

 *** 3.1           Third Restated Certificate of Incorporation.

   * 3.2           Restated Bylaws.

   * 4.1           Specimen Common Stock certificate.

   * 10.1.1.1      Registration Rights Agreement, dated as of October 15, 1993, among the Company and the investors listed therein.

   * 10.1.1.2      Amendment to Registration Rights Agreement, dated as of July
                   31, 1996, among the Company and the investors listed therein.

   * 10.1.2 Waiver, Consent and Modification Agreement, dated as of September 22, 1995, among the Company and its stockholders.

   * 10.1.3 Letter Agreement, dated September 22, 1996, between the Company and J.P. Morgan Capital Corporation.

   * 10.1.4        Form of Warrant.

   * 10.1.5        Form of Additional Warrant.

   * 10.1.6 Employment Agreement, dated as of June 21, 1996, between the Company and Carl Spielvogel.

   * 10.1.7 Severance Agreement, dated April 5, 1996, among the Company, Trace and Ezra P. Mager.

   * 10.1.8        Stock Option Plan of the Company.

   * 10.1.9 Registration Rights Agreement, dated as of August 1, 1995, among the company and the parties listed on Schedule I thereto.

   * 10.1.10       Sublease, dated August 1994, between Overseas Partners, Inc.
                   and the Company.

   * 10.1.11       Letter, dated July 24, 1996, from Chrysler Corporation to
                   the Company.

   * 10.1.12       Agreement, dated July 24, 1996, between the Company and
                   Toyota Motor Sales U.S.A., Inc.

   * 10.1.13       Non-employee Director Compensation Plan of the Company.

   * 10.1.14       Form of Agreement among the Company, certain of its
                   affiliates and American Honda Motor Co., Inc.

   * 10.1.15       Form of Option Certificate of the Company in favor of Samuel
                   X. DiFeo and Joseph C. DiFeo.

   * 10.1.16       Form of Registration Rights Agreement among the Company and the parties listed on Schedule U thereto.

**** 10.1.17       Registration Rights Agreement, dated March 6, 1997, between the Company and Kevin J. Coffey.

**** 10.1.18       Consulting Agreement, dated March 3, 1997, between the
                   Company and Carl Spielvogel.

**** 10.1.19       Credit Agreement, dated as of March 20, 1997, among the
                   Company, the Guarantors party thereto, the Banks party thereto, The Bank of Nova Scotia, as Administrative Agent, and Morgan Guaranty Trust Company of New York, as
                   Documentation Agent.

**** 10.1.20       Pledge Agreement, dated as of March 20, 1997, among the
                   Company, the pledgors named therein and The Bank of Nova
                   Scotia, as Administrative Agent.

     10.1.21 Registration Rights Agreement, dated May 31, 1997, among the Company, Gene Reed, Jr., Michael L. Reed, Michael G. Lallier, Deborah B. Lallier, John P. Jones, Charles J. Bradshaw, Charles J. Bradshaw, Jr., Julia D. Bradshaw and William B. Bradshaw.

     10.1.22 Registration Rights Agreement, dated April 30, 1997, among the Company and John A. Staluppi.

   * 10.2.1.1      Honda Automobile Dealer Sales and Service Agreement, dated
                   October 5, 1995, between American Honda Motor Co. Inc. and
                   Danbury Auto Partnership.

   * 10.2.1.2      American Honda Motor Co. Standard Provisions.

   * 10.2.2.1      Lexus Dealer Agreement, dated October 5, 1992, between
                   Lexus, a division of Toyota Motor Sales, U.S.A., Inc, and
                   Somerset Motors Partnership.

   * 10.2.2.2      Lexus Dealer Agreement Standard Provisions.

   * 10.2.3.1      Mitsubishi Motor Sales of America, Inc. Dealer Sales and
                   Service Agreement, dated August 29, 1994, between Mitsubishi
                   Motor Sales of America, Inc. and Rockland Motors
                   Partnership, as amended August 20, 1996.

   * 10.2.3.2      Mitsubishi Motor Sales of America, Inc. Dealer Sales and
                   Service Agreement Standard Provisions.

   * 10.2.4.1      BMW of North America, Inc. Dealer Agreement, dated January
                   1, 1994, between BMW of North America, Inc. and DiFeo BMW
                   Partnership, as amended October 21, 1996.

   * 10.2.4.2      BMW of North America, Inc. Dealer Standard Provisions
                   Applicable to Dealer Agreement.

   * 10.2.5.1      Term Dealer Sales and Service Agreement, dated July 3, 1996, between American Suzuki Motor Corporation and Fair Hyundai
                   Partnership, as amended September 6, 1996.

   * 10.2.5.2      Suzuki Dealer Sales and Service Agreement Standard
                   Provisions.

   * 10.2.6.1      Toyota Dealer Agreement, dated May 5, 1995, between Toyota
                   Motor Distributors, Inc. and Hudson Motors Partnership.

   * 10.2.6.2      Toyota Dealer Agreement Standard Provisions.

   * 10.2.7.1      Oldsmobile Division Dealer Sales and Service Agreement,
                   dated October 2, 1992, between General Motors Corporation,
                   Oldsmobile Division and J&F Oldsmobile-Isuzu Partnership, as amended December 20, 1993 and July 23, 1996.

   * 10.2.7.2      General Motors Dealer Sales and Service Agreement Standard
                   Provisions.

   * 10.2.8.1      Chevrolet-Geo Dealer Sales and Service Agreement, dated
                   November 1, 1995, between General Motors Corporation,
                   Chevrolet Motor Division and Fair Chevrolet-Geo Partnership.

   * 10.2.9.1      Nissan Dealer Term Sales and Service Agreement, between the
                   Nissan Division of Nissan Motor Corporation in U.S.A. and
                   DiFeo Nissan Partnership.

   * 10.2.9.2      Nissan Dealer Sales and Service Agreement Standard
                   Provisions.

   * 10.2.10.1     Chrysler Corporation Term Sales and Service Agreement, dated
                   August 16, 1995, between Fair Chrysler Plymouth Partnership and Chrysler Corporation.

   * 10.2.10.2     Chrysler Corporation Sales and Service agreement Additional
                   Terms and Provisions

   * 10.2.11       Chrysler Corporation Eagle Sales and Service Agreement,
                   dated October 8, 1992, between DiFeo Jeep-Eagle Partnership and Chrysler Corporation.

   * 10.2.12       Chrysler Corporation Chrysler Sales and Service Agreement,
                   dated August 16, 1995, between DiFeo Chrysler Plymouth Jeep
                   Eagle Partnership and Chrysler.

   * 10.2.13       Chrysler Corporation Plymouth Sales and Service Agreement,
                   dated November 13, 1992, between DiFeo Chrysler Plymouth
                   Jeep Eagle Partnership and Chrysler Corporation.

   * 10.2.14       Toyota Dealer Agreement, dated May 5, 1995, between Toyota
                   Motor Distributors, Inc. and County Auto Group Partnership.

   * 10.2.15.1     Hyundai Motor America Dealer Sales and Service Agreement,
                   dated October 12, 1992, between Hyundai Motor America and
                   Fair Hyundai Partnership as amended November 22, 1993,
                   October 12, 1995, March 14, 1996 and September 18, 1996.

   * 10.2.15.2     Hyundai Motor America Dealer Sales and Service Agreement
                   Standard Provisions.

   * 10.2.16       Hyundai Motor America Dealer Sales and Service Agreement,
                   dated November 22, 1993, as amended April 1, 1994, and
                   November 3, 1995, between Hyundai Motor America and DiFeo
                   Hyundai Partnership.


   * 10.2.17       Toyota Dealer Agreement, dated August 23, 1995, between
                   Toyota Motor Distributors, Inc. and OCT Partnership.

   * 10.2.18       Mitsubishi Motor Sales of America, Inc. Sales and Service
                   Agreement, dated June 30, 1994, between Mitsubishi Motor
                   Sales of America, Inc. and OCM Partnership.

   * 10.2.19       Chrysler Corporation Jeep Sales and Service Agreement, dated
                   October 8, 1992, between DiFeo Jeep-Eagle Partnership and
                   Chrysler Corporation.

   * 10.2.20       Chevrolet-Geo Dealer Sales and Service Agreement, dated
                   November 1, 1995 between General Motors Corporation,
                   Chevrolet Motor Division and DiFeo Chevrolet-Geo Partnership

   * 10.2.21       Isuzu Dealer Sales and Service Agreement, dated as of
                   September 16, 1996 between American Isuzu Motors, Inc. and
                   Fair Cadillac-Oldsmobile-Isuzu Partnership.

   * 10.2.22       Isuzu Dealer Sales and Service Agreement Additional
                   Provisions.

   * 10.2.26       Settlement Agreement, dated as of October 3, 1996, among the
                   Company and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.

   * 10.2.27       Form of Agreement and Plan of Merger used in the Minority
                   Exchange of the DiFeo Group.

   * 10.2.28       Form of Lease of certain facilities in the DiFeo Group.

   * 10.2.29       Lease Agreement, dated September 27, 1990, between J&F
                   Associates and TJGHCC Associates.

   * 10.2.30       Lease Agreement, dated October 1, 1992, between Manly
                   Chevrolet, Inc. and County Toyota, Inc.

   * 10.2.31       Sublease, dated October 1, 1992, between DiFeo BMW, Inc. and
                   DiFeo BMW Partnership.

     10.2.32 Security Agreement and Master Credit Agreement, dated November 22, 1996, between DiFeo Nissan Partnership and Chrysler Credit Corporation (substantially similar to exhibit 10.4.16 to the Company's Registration Statement on Form S-1, Registration No. 333-09429) (a substantially similar agreement exists with each dealership in the DiFeo Group).

   * 10.3.1 Receivables Purchase Agreement, dated as of June 28, 1995, between Atlantic Auto Funding Corporation and Atlantic Auto Finance Corporation.

   * 10.3.2 Loan and Security Agreement, dated as of June 28, 1995, among Atlantic Auto Funding Corporation, Atlantic Auto Finance Corporation and Citibank, N.A.

   * 10.3.3 Support Agreement of the Company, dated as of June 28, 1995, in favor of Atlantic Auto Funding Corporation.

   * 10.3.4 Purchase Agreement, dated as of June 14, 1996, between Atlantic Auto Finance Corporation and Atlantic Auto Second Funding Corporation.

   * 10.3.5 Transfer and Administration Agreement, dated as of June 14, 1996, among Atlantic Auto Second Funding Corporation, Atlantic Auto Finance Corporation and Morgan Guaranty Trust Company of New York.

   * 10.3.6 Support Agreement of the Company, dated as of June 18, 1996, in favor of Atlantic Auto Second Funding Corporation.

   * 10.3.7 Pooling and Servicing Agreement relating to Atlantic Auto Grantor Trust 1996-A, dated as of June 20, 1996, among Atlantic Auto Third Funding Corporation, Atlantic Auto Finance Corporation and The Chase Manhattan Bank.

   * 10.3.8 Insurance and Indemnity Agreement, dated as of June 20, 1996, among Financial Security Assurance Inc., Atlantic Auto Third Funding Corporation and Atlantic Auto Finance Corporation.

   * 10.3.9 Master Spread Account Agreement, dated as of June 20, 1996, among Atlantic Auto Third Funding Corporation, Financial Security Assurance Inc. and The Chase Manhattan Bank.

   * 10.3.10       Lease Agreement, dated as of March 18, 1994, between
                   Perinton Hills and the Company, including guaranty of lease of Atlantic Auto Finance Corporation.

   * 10.4.1 Amended and Restated Stock Purchase Agreement, dated as of July 1, 1995, among the Company, Landers Auto Sales, Inc., Steve Landers, John Landers and Bob Landers.

   * 10.4.2 Promissory Note of the Company, dated August 1, 1995, in favor of Steve Landers and John Landers.

   * 10.4.3 Promissory Note of the Company, dated August 1, 1995, in favor of Steve Landers and John Landers.

   * 10.4.4 Guarantee of the Company, dated as of August 1, 1995, in favor of Steve Landers and John Landers.

   * 10.4.5 Employment Agreement, dated as of August 1, 1995, between Landers Auto Sales, Inc. and Steve Landers.

   * 10.4.6 Lease, dated as of August 1, 1995, among Steve Landers, John Landers, Bob Landers and Landers Auto Sales, Inc., regarding Jeep-Eagle premises.

   * 10.4.7 Lease, dated as of August 1, 1995, among Steve Landers, John Landers, Bob Landers and Landers Auto Sales, Inc., regarding Oldsmobile-GMC premises.

   * 10.4.8 Shareholders' Agreement, dated as of August 1, 1995, among the Company, United Landers, Inc., Landers Auto Sales, Inc., Steve Landers and John Landers.

   * 10.4.9 Chrysler Corporation Eagle Sales and Service Agreement, dated August 16, 1995, between United Landers Auto Sales, Inc. and Chrysler Corporation.

   * 10.4.10       Chrysler Corporation Jeep Sales and Service Agreement, dated
                   August 16, 1995, between United Landers Auto Sales, Inc. and
                   Chrysler Corporation.

   * 10.4.11       Chrysler Corporation Dodge Sales and Service Agreement,
                   dated August 16, 1995, between United Landers Auto Sales,
                   Inc. and Chrysler Corporation.

   * 10.4.12       Chrysler Corporation Plymouth Sales and Service Agreement,
                   dated August 16, 1995, between United Landers Auto Sales,
                   Inc. and Chrysler Corporation.

   * 10.4.13       Chrysler Corporation Chrysler Sales and Service Agreement,
                   dated August 16, 1995, between United Landers Auto Sales,
                   Inc. and Chrysler Corporation.

   * 10.4.14       Oldsmobile Division Dealer Sales and Service Agreement,
                   dated November 1, 1995, between General Motors Corporation,
                   Oldsmobile Division and United Landers Auto Sales, Inc.

   * 10.4.15       GMC Truck Division Dealer Sales and Service Agreement, dated
                   November 1, 1995, between General Motors Corporation, GMC
                   Truck Division and United Landers Auto Sales, Inc.

   * 10.4.16       Security Agreement and Master Credit Agreement, dated
                   October 25, 1993, between Landers Oldsmobile-GMC Inc. and
                   Chrysler Credit Corporation.

   * 10.4.17       Security Agreement and Master Credit Agreement, dated May
                   17, 1989, between Landers Jeep-Eagle, Inc. and Chrysler
                   Credit Corporation.

   * 10.4.18       Continuing Guaranty of United Landers, Inc., dated August
                   15, 1994, in favor of Chrysler Credit Corporation.

   * 10.4.19       Commercial Loan Agreement, dated December 5, 1994, between
                   Landers Oldsmobile-GMC, Inc. and The Benton State Bank.

   * 10.4.20       Commercial Security Agreement, dated December 5, 1994,
                   between Landers Oldsmobile-GMC, Inc. and The Benton State
                   Bank.

   * 10.4.21       Agreement, dated July 31, 1995, between the Company and
                   General Motors Corporation, Oldsmobile Division.

   * 10.5.1 Stock Purchase Agreement, dated as of November 17, 1995, among the Company, UAG Atlanta, Inc., Atlanta Toyota, Inc, and Carl H. Westcott.

   * 10.5.2 Promissory Note of UAG Atlanta, Inc., dated January 16, 1996, in favor of Carl H. Westcott.

   * 10.5.3 Guaranty of the Company, dated as of January 16, 1996, in favor of Carl H. Westcott.

   * 10.5.4 Promissory Note of Atlanta Toyota, Inc., dated January 16, 1996, in favor of First Extended Service Corporation.

   * 10.5.5 Guaranty of the Company, dated as of January 16, 1996, in favor of Carl H. Westcott.

   * 10.5.61       Lease Agreement, dated as of January 3, 1996, between Carl
                   Westcott and Atlanta Toyota, Inc.

   * 10.5.7 Lease Guaranty of the Company, dated as of January 16, 1995, in favor of Carl Westcott.

   * 10.5.8 Toyota Dealer Agreement, dated January 16, 1996, between Southeast Toyota Motor Distributors, Inc. and Atlanta Toyota, Inc.

   * 10.5.9 Wholesale Floor Plan Security Agreement, dated May 24, 1996, between World Omni Financial Corp. and Atlanta Toyota, Inc.

   * 10.5.10       Continuing Guaranty of the Company in favor of World Omni
                   Financial Corp. and certain affiliates.

   * 10.5.11       Inventory Financing Payment Agreement, dated May 24, 1996, among Atlanta Toyota, Inc., Fidelity Warranty Services, Inc.
                   and World Omni Financial Corp.

   * 10.5.12       Shareholders' Agreement, dated as of July 31, 1996, among
                   the Company, UAG Atlanta, Inc., Atlanta Toyota and John
                   Smith.

   * 10.5.13       Employment Agreement, dated as of January 16, 1996, among
                   the Company, UAG Atlanta, Inc. and John Smith.

   * 10.6.1 Stock Purchase Agreement, dated as of March 1, 1996, among the Company, UAG Atlanta II, Inc., Steve Rayman Nissan, Inc., Steven L. Rayman and Richard W. Keffer, Jr.

   * 10.6.2 Employment Agreement, dated as of May 1, 1996, among the Company, UAG Atlanta II, In., Steve Rayman Nissan, Inc. and Bruce G. Dunker.

   * 10.6.3        Lease Agreement, dated as of May 1, 1996, among Steven L.
                   Rayman, Richard W. Keffer, Jr. and Steve Rayman Nissan, Inc.

   * 10.6.4 Nissan Dealer Term Sales and Service Agreement, between the Nissan Division of Nissan Motor Corporation in U.S.A. and United Nissan, Inc.

   * 10.6.5 Wholesale Floor Plan Security Agreement, dated April 29, 1996, between World Omni Financial Corp. and United Nissan, Inc.

   * 10.6.6 Continuing Guaranty of the Company, dated April 29, 1996, in favor of World Omni Financial Corp. and certain affiliates.

   * 10.7.1 Stock Purchase Agreement, dated as of June 7, 1996, among the Company, UAG Atlanta III, Inc. Hickman Nissan, Inc., Lynda Jane Hickman and Lynda Jane Hickman as Executrix under the will of James Franklin Hickman, Jr., deceased.

   * 10.7.2 Nissan Dealer Term Sales and Service Agreement, between the Nissan Division of Nissan Motor Corporation in U.S.A. and Peachtree Nissan, Inc.

   * 10.7.3 Automotive Wholesale Financing and Security Agreement, dated July 12, 1996, between Nissan Motor Acceptance Corporation and Peachtree Nissan, Inc.

   * 10.7.4 Guaranty of the Company and UAG Atlanta III, Inc., dated July 12, 1996, in favor of Nissan Motor Acceptance Corporation.

   * 10.7.5 Promissory Note of UAG Atlanta III, Inc., dated July 12, 996, in favor of Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr.

   * 10.7.6 Guaranty of Note of Hickman Nissan, Inc., dated July 12, 1996, in favor of Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr.

   * 10.7.7 Guaranty of Note of the Company, dated July 12, 1996, in favor of Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr.

   * 10.7.8 Lease Agreement, dated July 12, 1996, between Lynda Jane Hickman, as Executrix under the will of James Franklin Hickman, Jr., and Hickman Nissan, Inc.

   * 10.7.9 Lease Agreement, dated July 12, 1996, between Argonne Enterprises, Inc. and Hickman Nissan, Inc.

   * 10.7.10       Guaranty of Lease of the Company, dated July 12, 1996, in
                   favor of Lynda Jane Hickman, Jr.

   * 10.7.11       Guaranty of Lease of the Company, dated July 12, 1996, in
                   favor of Argonne Enterprises, Inc.

   * 10.8.1 Stock Purchase Agreement, dated as of June 6, 1996, among the Company, UAG West, Inc., Scottsdale Jaguar, LTD., SA Automotive, LTD., SL Automotive, LTD., SPA Automotive, LTD., LRP, LTD., Sun BMW, LTD., Scottsdale Management Group, LTD., 6725 Dealership LTD., Steven Knappenberger Revocable Trust Dated April 15, 1983, as amended, Brochick 6725 Trust dated December 29, 1992, Beskind 6725 Trust dated December 29, 1992, Steven Knappenberger, Jay P. Beskind December 29, 1992, Knappenberger 6725 Trust dated and George W. Brochick, as amended on October 21, 1996 by Amendment No. 1, Amendment No. 2 and Amendment No. 3.

   * 10.8.2 Purchase and Sale Agreement, 6905 E. McDowell Road, dated June 6, 1996, among Steven Knappenberger, as Trustee of the Steven Knappenberger Revocable Trust II, Bruce
                   Knappenberger, as Trustee of the Bruce Knappenberger Trust and UAG West, Inc. and Steven Knappenberger.

   * 10.8.3 Form of Employment Agreement between the Company, UAG West, Inc., and Steven Knappenberger.

   * 10.8.4        Form of Broker's Agreement between UAG West, Inc. and KBB,
                   Inc.

   * 10.8.5.1      Form of Audi Dealer Agreement.

   * 10.8.5.2      Audi Standard Provisions.

   * 10.8.6.1      Form of Acura Automobile Dealer Sales and Service Agreement.

   * 10.8.6.2      Acura Standard Provisions.

   * 10.8.7.1      Form of BMW of North America Dealer Agreement.

   * 10.8.8.1      Form of Porsche Sales and Service Agreement.

   * 10.8.8.2      Form of Addendum to Porsche Sales and Service Agreement.

   * 10.8.9.1      Form of Land Rover North America, Inc. Dealer Agreement.

   * 10.8.9.2      Land Rover Standard Provisions.

   * 10.8.10       Sublease, dated June 7, 1988, between Max of Switzerland and
                   Scottsdale Porsche & Audi, Ltd.

   * 10.8.11       Lease, dated October 1990, between Lisa B. Zelinsky and R.J.
                   Morgan Corporation of America and Scottsdale Hyundai, Ltd.

   * 10.8.12       Sublease, dated July 1, 1995, between Camelback Automotive,
                   Inc. and LRP Ltd.

   * 10.8.13       Lease, dated February 27, 1995, between Lee S. Maas and Sun
                   BMW Ltd.

   * 10.8.14       Form of Shareholders' Agreement among UAG West, Inc., SK
                   Motors, Ltd., and the Knappenberger Revocable Trust.

   * 10.8.15       Form of Management Agreement among the Company, UAG West,
                   Inc. and Scottsdale Jaguar, Ltd.

   * 10.8.16       Form of Lease Agreement between 6725 Agent and Scottsdale
                   Jaguar, Ltd.

   * 10.8.17       Form of Indemnification Agreement among the Company, UAG
                   West, Inc., Scottsdale Jaguar, Ltd., Steven Knappenberger, and certain other individuals and trusts.

   * 10.8.18       Form of Real Estate Loan and Security Agreement, made by SA
                   Automotive, Ltd. for the benefit of Chrysler Financial
                   Corporation.

   * 10.8.19       Form of Security Agreement and Master Credit Agreement of
                   Chrysler Credit Corporation.

   * 10.8.20       Form of Continuing Guaranty of each of the Company and UAG
                   West, Inc. in favor of Chrysler Credit Corporation.

     10.8.21 Dealer Agreement, dated as of February 28, 1997, between Rolls-Royce Motor Cars Inc. and Scottsdale Audi, Ltd.

   * 10.9.1 Stock Purchase Agreement, dated August 5, 1996, among the Company, UAG Atlanta IV, Inc., Charles Evans BMW, Inc. and Charles F. Evans.

   * 10.9.2 Stock Purchase Agreement, dated August 5, 1996, among the Company, UAG Atlanta IV, Inc., Charles Evans Nissan, Inc. and Charles F. Evans.

   * 10.9.3 Form of Dealer Agreement between BMW North America, Inc. and Charles Evans BMW Inc.

   * 10.9.4 Form of Nissan Dealer Term Sales and Service Agreement between Nissan Motor Corporation in U.S.A. and Charles Evans Nissan, Inc.

   * 10.9.5 Form of Lease Agreement between Charles F. Evans and Charles Evans BMW, Inc.

   * 10.9.6        Form of Lease Guaranty of the Company in favor of Charles F.
                   Evans.

   * 10.9.7 Form of Lease Agreement between Charles F. Evans and Charles Evans Nissan, Inc.

   * 10.9.8        Form of Lease Guaranty of the Company in favor of Charles F.
                   Evans.

   * 10.9.9 Form of Purchase and Sale Agreement for Charles Evans BMW Property between Charles F. Evans and the Company.

   * 10.9.10       Form of Purchase and Sale Agreement for Charles Evans Nissan
                   Property between Charles F. Evans and the Company.

   * 10.9.11       Form of Inventory Financing and Security Agreement between
                   BMW Financial Services NA, Inc. and UAG Atlanta IV Motors
                   Inc.

   * 10.9.12       Form of Guaranty of the Company in favor of BMW Financial
                   Services NA, Inc.

   * 10.9.13       Form of Inventory Financing and Security Agreement between
                   BMW Financial Services NA, Inc. and Conyers Nissan, Inc.

   * 10.9.14       Form of Guaranty of the Company in favor of BMW Financial
                   Services NA, Inc.

   * 10.10.1       Stock Purchase Agreement, dated September 5, 1996, among the
                   Company, UAG Tennessee, Inc., Standefer Motor Sales, Inc.,
                   Charles A. Standefer and Charles A. Standefer and Karen S.
                   Nicely, trustees under the Irrevocable Trust Agreement of Charles B. Standefer for the primary benefit of children, dated December 21, 1992.

   * 10.10.2       Form of Nissan Dealer Term Sales and Service Agreement
                   between Nissan Motor Corporation in U.S.A. and Conyers
                   Nissan, Inc.

   * 10.10.3       Form of Lease Agreement between Standefer Investment Company and Standefer Motor Sales, Inc.

   * 10.10.4       Form of Lease Guaranty of the Company in favor of Standefer
                   Investment Company.

   * 10.10.5       Form of Security Agreement and Master Credit Agreement
                   between Chrysler Credit Corporation and Standefer Motor
                   Sales, Inc.

   * 10.10.6       Form of Continuing Guaranty of each of the Company and UAG
                   Tennessee, Inc. in favor of Chrysler Credit Corporation.

  ** 10.11.1       Agreement and Plan of Merger, dated December 16, 1996, among
                   Crown Jeep Eagle, Inc., Berylson, Inc., Shannon Automotive,
                   Ltd., Kevin J. Coffey, Paul J. Rhodes, the Company, UAG
                   Texas, Inc. and UAG Texas II, Inc.

**** 10.11.2       Chrysler Corporation Dodge Sales and Service Agreement,
                   dated April 2, 1997, between Shannon Automotive, Ltd. and
                   Chrysler Corporation (substantially similar to exhibit
                   10.2.10.1 to the Company's Registration Statement on Form
                   S-1, Registration No. 333-09429).

**** 10.11.3       Chrysler Corporation Jeep Sales and Service Agreement, dated
                   April 2, 1997, between Shannon Automotive, Ltd. and Chrysler
                   Corporation (substantially similar to exhibit 10.2.10.1 to the Company's Registration Statement on Form S-1,
                   Registration No. 333-09429).

**** 10.11.4       Chrysler Corporation Eagle Sales and Service Agreement,
                   dated April 2, 1997, between Shannon Automotive, Ltd. and
                   Chrysler Corporation (substantially similar to exhibit
                   10.2.10.1 to the Company's Registration Statement on Form
                   S-1, Registration No. 333-09429).

**** 10.11.5       Chrysler Corporation Chrysler Sales and Service Agreement,
                   dated April 2, 1997, between Shannon Automotive, Ltd. and
                   Chrysler Corporation (substantially similar to exhibit
                   10.2.10.1 to the Company's Registration Statement on Form
                   S-1, Registration No. 333-09429).

**** 10.11.6       Chrysler Corporation Plymouth Sales and Service Agreement,
                   dated April 2, 1997, between Shannon Automotive, Ltd. and
                   Chrysler Corporation (substantially similar to exhibit
                   10.2.10.1 to the Company's Registration Statement on Form
                   S-1, Registration No. 333-09429).

     10.12.1 Stock Purchase Agreement, dated February 7, 1997, among the Company, UAG Nevada, Inc., Gary Hanna Nissan, Inc., The Gary
                   W. Hanna Family Trust Restated December 18, 1990 and Gary W. Hanna, as amended April 22, 1997.

     10.12.2 Nissan Dealer Term Sales and Service Agreement, dated April, 22 1997, between the Nissan Division of Nissan Motor Corporation in U.S.A. and Gary Hanna Nissan, Inc. (substantially similar to exhibit 10.2.9.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.12.3 Security Agreement and Master Credit Agreement, dated April 22, 1997, between Gary Hanna Nissan, Inc. and Chrysler Credit Corporation (substantially similar to exhibit 10.4.16 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.1 Stock Purchase Agreement, dated February 19, 1997, among the Company, UAG East, Inc., Amity Auto Plaza Ltd., Massapequa Imports Ltd., Westbury Nissan Ltd., Westbury Superstore Ltd., J&S Auto Refinishing Ltd., Florida Chrysler Plymouth Jeep Eagle Inc., Palm Auto Plaza Inc., West Palm Infiniti Inc., West Palm Nissan Inc., Northlake Auto Finish Inc., John A. Staluppi and John A. Staluppi, Jr., as amended April 7, 1997 and April 30, 1997

     10.13.2 Chrysler Corporation Eagle Sales and Service Agreement, dated May 2, 1997, between Florida Chrysler Plymouth, Inc. and Chrysler Corporation (substantially similar to exhibit
                   10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.3 Chrysler Corporation Chrysler Sales and Service Agreement, dated May 2, 1997, between Florida Chrysler Plymouth, Inc. and Chrysler Corporation (substantially similar to exhibit
                   10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.4 Chrysler Corporation Jeep Sales and Service Agreement, dated May 2, 1997, between Florida Chrysler Plymouth, Inc. and Chrysler Corporation (substantially similar to exhibit
                   10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.5 Chrysler Corporation Plymouth Sales and Service Agreement, dated May 2, 1997, between Florida Chrysler Plymouth, Inc. and Chrysler Corporation (substantially similar to exhibit
                   10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.6 Toyota Dealer Agreement, dated June 16, 1997, between Southeast Toyota Distributors, Inc. and Palm Auto Plaza, Inc. (substantially similar to exhibit 10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.7 Toyota Dealer Agreement, dated June 18, 1997, between Toyota Motor Sales, U.S.A., Inc. and Westbury Superstore, Ltd. (substantially similar to exhibit 10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.8 Toyota Dealer Agreement, dated June 18, 1997, between Toyota Motor Sales, U.S.A., Inc. and Amity Auto Plaza, Ltd. (substantially similar to exhibit 10.2.10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.9 Nissan Dealer Term Sales and Service Agreement, dated April 30, 1997, between the Nissan Division of Nissan Motor Corporation in U.S.A. and Amity Nissan of Massapequa, Ltd. (substantially similar to exhibit 10.2.9.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.10 Nissan Dealer Term Sales and Service Agreement, dated April 30, 1997, between the Nissan Division of Nissan Motor Corporation in U.S.A. and West Palm Nissan, Inc. (substantially similar to exhibit 10.2.9.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.11 Nissan Dealer Term Sales and Service Agreement, dated April 30, 1997, between the Nissan Division of Nissan Motor Corporation in U.S.A. and Westbury Nissan, Ltd. (substantially similar to exhibit 10.2.9.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.12 Infiniti Dealer Term Sales and Service Agreement, dated April 30, 1997, between the Infiniti Division of Nissan Motor Corporation in U.S.A. and West Palm Infiniti, Inc. (substantially similar to exhibit 10.2.9.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.13.13 Wholesale Floor Plan Security Agreement, dated April 30, 1997, between World Omni Financial Corp. and Florida Chrysler Plymouth, Inc. (substantially similar to exhibit
                   10.5.9 to the Company's Registration Statement on Form S-1, Registration No. 333-09429)(a substantially similar agreement exists with each dealership in the Staluppi Group).

**** 10.14.1       Stock Purchase Agreement, dated March 5, 1997, among the
                   Company, Marshal Mize Ford, Inc., Wade Ford, Inc., Wade Ford
                   Buford, Inc., Marshal D. Mize, Alan K. Arnold, Lewis J. Dyer and Gary R. Billings.

     10.15.1 Stock Purchase Agreement, dated April 12, 1997, among the Company, Gene Reed Chevrolet, Inc., Michael Chevrolet-Oldsmobile, Inc., Reed-Lallier Chevrolet, Inc., Gene Reed, Jr., Michael L. Reed, Michael G. Lallier, Deborah
                   B. Lallier, John P. Jones, Charles J. Bradshaw, Charles J. Bradshaw, Jr., Julia D. Bradshaw and William B. Bradshaw, as amended May 31, 1997.

     10.15.2 Chevrolet-Geo Dealer Sales and Service Agreement, dated June 1, 1997, between General Motors Corporation, Chevrolet Motor Division and Gene Reed Chevrolet, Inc. (substantially similar to exhibit 10.2.8.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.15.3 Chevrolet-Geo Dealer Sales and Service Agreement, dated June 1, 1997, between General Motors Corporation, Chevrolet Motor Division and Reed-Lallier Chevrolet, Inc. (substantially similar to exhibit 10.2.8.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.15.4 Chevrolet-Geo Dealer Sales and Service Agreement, dated June 1, 1997, between General Motors Corporation, Chevrolet Motor Division and Michael Chevrolet-Oldsmobile, Inc. (substantially similar to exhibit 10.2.8.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.15.5 Wholesale Security Agreement, dated April 1, 1981, between General Motors Acceptance Corporation and Gene Reed Chevrolet, Inc., as amended September 3, 1992, April 3, 1995 and September 27, 1996 (a substantially similar agreement exists with each dealership in the Reed Group).

     10.16.1 Stock Purchase Agreement, dated January 8, 1997, by and among the Company, Landers Auto Sales, Inc., Landers United Auto Group No. 4, Inc., Landers Buick Pontiac, Inc. and Lance Landers, as amended January 8, 1997.

     10.16.2 Isuzu Dealer Sales and Service Agreement, dated as of June 6, 1997, between American Isuzu Motors, Inc. and Landers Auto Sales, Inc. (substantially similar to exhibit 10.2.2.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.16.3 Pontiac-GMC Division Dealer Sales and Service Agreement, dated June 6, 1997, between General Motors Corporation, Pontiac and Landers Buick-Pontiac, Inc. (substantially similar to exhibit 10.2.7.1 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     10.16.4 Security Agreement and Master Credit Agreement, dated June 13, 1997, between Landers Buick-Pontiac, Inc. and Chrysler Credit Corporation (substantially similar to exhibit 10.4.16 to the Company's Registration Statement on Form S-1, Registration No. 333-09429).

     27.1          Financial Data Schedule.

-------------------
* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-09429.
** Incorporated herein by reference to the identically numbered exhibit to the Company's Current Report on Form 8-K filed on December 24, 1996, File No. 1-12297.
*** Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12297.
**** Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-12297.

(b)  Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 1997:

    1. April 21, 1997, reporting under Items 5 and 7 (announcement of Reed Group acquisition).

    2. April 30, 1997, reporting under Item 7 (Crown Automotive financial information).

    3. May 9, 1997, reporting under Item 5 (consummation of Hanna Nissan acquisition).

    4. May 15, 1997, reporting under Items 2 and 7 (consummation of Staluppi Group acquisition).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNITED AUTO GROUP, INC.

                                         By: /s/ Marshall S. Cogan
                                             ---------------------------------
                                             Marshall S. Cogan
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             President
Date: August 14, 1997

                                         By: /s/ James R. Davidson
                                             ---------------------------------
                                             James R. Davidson
                                             Senior Vice President-Finance and
                                             Treasurer
                                             (Chief Accounting Officer)
Date: August 14, 1997