Form 10-Q
period 1997-09-30
UNITED AUTO GROUP INC
filed 1997-11-14
CIK 1019849

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO
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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 11, 1997:

VOTING COMMON STOCK, $0.0001 PAR VALUE                              18,289,724

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                             605,454

                              TABLE OF CONTENTS

                                    PART I

                                                                                    PAGE
                                                                                  --------
1. Financial Statements and Supplementary Data

  Consolidated Condensed Balance Sheets as of September 30, 1997 and
   December 31, 1996 ...............................................................  1

  Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 1997 and 1996 ........................................  3

  Consolidated Condensed Statements of Cash Flows for the nine months ended
   September 30, 1997 and 1996 .....................................................  4

  Notes to Consolidated Condensed Financial Statements .............................  5

2. Management's Discussion and Analysis of Financial Condition and Results of
    Operations .....................................................................  8

                                          PART II

1. Legal Proceedings ............................................................... 13

2. Changes in Securities ........................................................... 13

6. Exhibits and Reports on Form 8-K ................................................ 13

   Signatures ...................................................................... 15

                           UNITED AUTO GROUP, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                SEPTEMBER 30,    DECEMBER 31,
                                     1997            1996
                               --------------- --------------
            ASSETS
AUTO DEALERSHIPS
 Cash and cash equivalents  ..     $172,638        $ 66,875
 Accounts receivable, net  ...       80,370          52,018
 Inventories .................      248,555         168,855
 Other current assets ........        9,629          11,823
                               --------------- --------------
  Total current assets .......      511,192         299,571
Property and equipment, net  .       34,478          22,341
Intangible assets, net .......      297,016         177,194
Other assets .................       15,927           6,587
                               --------------- --------------
TOTAL AUTO DEALERSHIP ASSETS        858,613         505,693
                               --------------- --------------
AUTO FINANCE
 Cash and cash equivalents  ..        3,793           2,688
 Finance receivables, net  ...       22,347           9,723
 Other assets ................        2,850           4,846
                               --------------- --------------
TOTAL AUTO FINANCE ASSETS  ...       28,990          17,257
                               --------------- --------------
TOTAL ASSETS .................     $887,603        $522,950
                               =============== ==============

See Notes to Consolidated Condensed Financial Statements

                           UNITED AUTO GROUP, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                              SEPTEMBER 30,    DECEMBER 31,
                                                   1997            1996
                                             --------------- --------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
AUTO DEALERSHIPS
 Floor plan notes payable ..................     $242,960        $170,170
 Short-term debt ...........................        6,469           6,069
 Accounts payable ..........................       31,757          22,187
 Accrued expenses ..........................       25,795          17,585
 Current portion of long-term debt  ........        7,472           5,444
                                             --------------- --------------
  Total current liabilities ................      314,453         221,455
Long-term debt .............................      237,356          11,121
Due to related party .......................          517           1,334
Deferred income taxes ......................        8,362           4,867
                                             --------------- --------------
TOTAL AUTO DEALERSHIP LIABILITIES ..........      560,688         238,777
                                             --------------- --------------
AUTO FINANCE
 Short-term debt ...........................          321           1,001
 Accounts payable and other liabilities  ...        2,875           1,704
                                             --------------- --------------
TOTAL AUTO FINANCE LIABILITIES .............        3,196           2,705
                                             --------------- --------------
Commitments and contingent liabilities  ....
STOCKHOLDERS' EQUITY
 Voting common stock .......................            2               2
 Additional paid-in capital ................      310,159         284,502
 Retained earnings (accumulated deficit) ...       13,558          (3,036)
                                             --------------- --------------
TOTAL STOCKHOLDERS' EQUITY .................      323,719         281,468
                                             --------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $887,603        $522,950
                                             =============== ==============

           See Notes to Consolidated Condensed Financial Statements

                           UNITED AUTO GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                              ---------------------- ------------------------
                                                 1997        1996        1997         1996
                                              ---------- ----------  ------------ ----------
AUTO DEALERSHIPS
 Vehicle sales...............................  $549,395    $319,004   $1,353,609    $854,177
 Finance and insurance.......................    20,768      12,944       52,280      35,283
 Service and parts...........................    55,812      24,897      135,244      65,324
                                              ---------- ----------  ------------ ----------
  Total revenues.............................   625,975     356,845    1,541,133     954,784
 Cost of sales, including floor plan
  interest...................................   545,834     316,919    1,344,730     848,479
                                              ---------- ----------  ------------ ----------
  Gross profit...............................    80,141      39,926      196,403     106,305
 Selling, general and administrative
  expenses...................................    64,644      33,020      160,367      90,040
                                              ---------- ----------  ------------ ----------
 Operating income............................    15,497       6,906       36,036      16,265
 Other interest expense .....................    (5,003)     (1,614)      (7,249)     (3,619)
 Other income (expense), net.................         0         672          297       2,295
                                              ---------- ----------  ------------ ----------
INCOME BEFORE INCOME TAXES--AUTO
DEALERSHIPS..................................    10,494       5,964       29,084      14,941
                                              ---------- ----------  ------------ ----------
AUTO FINANCE
 Revenues....................................       387         575        2,472       1,604
 Interest expense............................      (148)       (100)        (408)       (276)
 Operating and other expenses................    (1,414)       (852)      (3,438)     (2,054)
                                              ---------- ----------  ------------ ----------
LOSS BEFORE INCOME TAXES--AUTO FINANCE ......    (1,175)       (377)      (1,374)       (726)
                                              ---------- ----------  ------------ ----------
TOTAL COMPANY
 Income before minority interests and
  provision for income taxes ................     9,319       5,587       27,710      14,215
 Minority interests..........................       (21)     (1,058)        (118)     (2,792)
 Provision for income taxes..................    (3,728)     (2,308)     (11,106)     (5,305)
                                              ---------- ----------  ------------ ----------
Net income ..................................  $  5,570    $  2,221   $   16,486    $  6,118
                                              ========== ==========  ============ ==========
Net income per common share .................  $   0.29    $   0.22   $     0.89    $   0.67
                                              ========== ==========  ============ ==========
Shares used in computing net income per
 common share................................    19,210      10,283       18,481       9,087
                                              ========== ==========  ============ ==========

           See Notes to Consolidated Condensed Financial Statements

                           UNITED AUTO GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------
                                                          1997                      1996
                                                ------------------------- -------------------------
                                                     AUTO         AUTO         AUTO         AUTO
                                                 DEALERSHIPS    FINANCE    DEALERSHIPS    FINANCE
                                                ------------- ----------  ------------- ----------
OPERATING ACTIVITIES:
Net income (loss) .............................   $  17,310     $   (824)    $  6,844     $   (726)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
 Depreciation and amortization ................       6,417          385        2,410          140
 Deferred income tax expense ..................       5,130                     4,362
 Related party interest income ................                                (2,322)
 Gain on sales of finance receivables  ........                      (57)                     (486)
 Finance receivables originated ...............                  (84,254)                  (61,041)
 Collections on finance receivables ...........                   75,481                    60,237
 Minority interests portion of income .........         118                     2,792
Changes in operating assets and liabilities:
 Accounts receivable ..........................     (12,638)                   (7,114)
 Inventories ..................................      10,677                       662
 Floor plan notes payable .....................      (7,223)                    2,796
 Accounts payable and accrued expenses  .......       7,527          779        4,223          571
 Other ........................................      (3,952)      (1,827)         933       (1,418)
                                                ------------- ----------  ------------- ----------
  Net cash provided by (used in) operating
   activities:.................................      23,366      (10,317)      15,586       (2,723)
                                                ------------- ----------  ------------- ----------
INVESTING ACTIVITIES:
 Purchase of equipment and improvements  ......      (8,329)         (49)      (3,360)        (235)
 Dealership acquisitions ......................     (81,651)                  (32,879)
 Investment in auto finance subsidiary  .......     (12,300)      12,300       (9,750)       9,750
 Funding for subsequent acquisition ...........                                (2,397)
 Advances to related parties ..................                                  (876)
 Investment in and advances to
  uncombined investee .........................                                  (290)      (1,418)
 Other.........................................         426
                                                ------------- ----------  ------------- ----------
  Net cash provided by (used in)
   investing activities .......................    (101,854)      12,251      (49,552)       8,097
                                                ------------- ----------  ------------- ----------
FINANCING ACTIVITIES:
 Proceeds from issuance of stock ..............       4,634                    24,564
 Repurchase of common stock ...................      (8,821)
 Proceeds from borrowings of long-term debt  ..     251,949                    18,700
 Deferred financing costs .....................      (9,540)                     (511)
 Net borrowings (repayments) of
  short-term debt .............................                                (5,118)
 Payments of long-term debt and
  capitalized leases...........................     (53,154)                   (1,502)
 Advances (to) from affiliates ................        (817)                      168
 Distribution to stockholders and
  minority interest............................                                  (600)
 Borrowings from warehouse credit line  .......                   40,760                    44,716
 Payments of warehouse credit line ............                  (41,589)                  (49,099)
                                                ------------- ----------  ------------- ----------
  Net cash provided by (used in)
   financing activities .......................     184,251         (829)      35,701       (4,383)
                                                ------------- ----------  ------------- ----------
  Net increase in cash and cash equivalents ...     105,763        1,105        1,735          991
Cash and cash equivalents, beginning of
 period........................................      66,875        2,688        4,697          531
                                                ------------- ----------  ------------- ----------
Cash and cash equivalents, end of period ......   $ 172,638     $  3,793     $  6,432     $  1,522
                                                ============= ==========  ============= ==========

           See Notes to Consolidated Condensed Financial Statements

                           UNITED AUTO GROUP, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

   The information presented as of September 30, 1997 and 1996, and for the three and nine month periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company" or "UAG") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K.

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

3. INVENTORIES

   Inventories consisted of the following at the balance sheet dates:

                               SEPTEMBER 30, 1997  DECEMBER 31, 1996
                               ------------------ -----------------
New vehicles .................      $156,099           $109,414
Used vehicles ................        77,168             50,060
Parts, accessories and other          15,288              9,381
                               ------------------ -----------------
 Total Inventories ...........      $248,555           $168,855
                               ================== =================

4. SENIOR SUBORDINATED NOTES

   On July 23, 1997, the Company completed the sale of $150,000 aggregate principal amount of 11% Senior Subordinated Notes due 2007 (the "Series A Notes"). On September 16, 1997, the Company completed the sale of an additional $50,000 aggregate principal amount of 11% Senior Subordinated Notes due 2007, Series B (together with the Series A Notes the "Notes"). The sale of the Notes were exempt from registration under the Securities Act of 1933 pursuant to Rule 144A thereunder. Proceeds from the offering of the Notes after issue discount, discount to initial purchasers and estimated transaction costs amounted to approximately $189,469.

   The Notes are fully and unconditionally guaranteed (subject to fraudulent conveyence laws) on a joint and several basis by the Company's Auto Dealership subsidiaries (the "Note Guarantors"). Separate financial information of the Note Guarantors has been omitted because (i) the Company is a holding company with no independent operations and (ii) separate financial information for the Note Guarantors is presented on the face of the Company's consolidated financial statements under the caption "Auto Dealerships." If required, the Company will seek no-action relief from any additional reporting requirements relating to the Note Guarantors that may be required pursuant to Regulation S-X.

5. PRO FORMA RESULTS OF OPERATIONS

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

statements include the results of operations of the acquired dealerships only from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company for the nine months ended September 30, 1997 and 1996 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisitions made during 1996 and 1997 had been consummated as of January 1, 1996.

                                                   PRO FORMA RESULTS OF
                                                        OPERATIONS
                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    1997          1996
                                                ------------ ------------
Revenues ......................................  $1,823,673    $1,854,339
Income before minority interests and provision
 for income taxes .............................  $   19,357    $   20,520
Net income ....................................  $   11,474    $   12,312
Net income per common share ...................  $     0.60    $     0.64

   The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1996. Additionally, the pro forma results do not reflect a reduction of cost of sales related to reduced interest on floor plan notes payable resulting from the application of unused proceeds from the Company's initial public sale of common stock (the "IPO") and the sale of the Notes. If the reduction of the floor plan interest expense were reflected, pro forma net income (and net income per common share) would have been $15,668 ($0.82 per share) and $19,660 ($1.02 per share) for the nine month periods ended September 30, 1997 and 1996, respectively.

6. SUPPLEMENTAL CASH FLOW INFORMATION

   The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                            1997                     1996
                                                  ------------------------ ------------------------
                                                       AUTO        AUTO         AUTO        AUTO
                                                   DEALERSHIPS    FINANCE   DEALERSHIPS    FINANCE
                                                  ------------- ---------  ------------- ---------
SUPPLEMENTAL INFORMATION:
Cash paid for interest ..........................    $ 7,189       $173        $7,565       $203
Cash paid for income taxes ......................      2,648         44           148         33
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Dealership acquisition costs paid by issuance of
 stock ..........................................     28,150         --            --         --
Dealership acquisition costs financed by
 long-term debt .................................     27,104         --         4,000         --
Capitalized lease obligations....................        274        148           301         --
Stock issuance costs amortized against proceeds
 from issuance of common stock...................         --         --           775         --
Warrants issued..................................         --         --           812         --

                           UNITED AUTO GROUP, INC.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)
7. LEGAL PROCEEDINGS

   In May and June 1997, three complaints were filed in the United States District Court for the Southern District of New York on behalf of a purported class consisting of all persons who purchased UAG common stock issued in connection with and/or traceable to the Company's IPO at any time up to and including February 26, 1997 (the "Lawsuits"). The complaints name as defendants the Company, Carl Spielvogel, Marshall S. Cogan, J.P. Morgan Securities Inc., Montgomery Securities and Smith Barney, Inc. The plaintiffs in the Lawsuits seek unspecified damages in connection with their allegations that the Prospectus and Registration Statement disseminated in connection with the IPO contained material misrepresentations and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. They also seek to have their actions certified as class actions under the Federal Rules of Civil Procedure. On August 5, 1997, the Lawsuits were ordered consolidated for all purposes. The Company believes that the plaintiffs' claims are without merit and intends to defend the Lawsuits vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance and insurance contracts. For the quarter ended September 30, 1997, UAG had revenues of approximately $626.0 million and retailed 15,424 new and 9,574 used vehicles. Vehicle sales represented 87.8% of the Company's revenues for the quarter ended September 30, 1997; service and parts accounted for 8.9% of revenues, with finance and insurance representing the remaining 3.3%.

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

   Through its automobile finance subsidiary, Atlantic Auto Finance (to be renamed UnitedAuto Finance), the Company derives revenues from the purchase, sale and servicing of motor vehicle installment contracts originated by both UAG and third-party dealerships.

   The Company's selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. Interest expense consists of interest charges on all of the Company's interest-bearing debt other than floor plan inventory financing. Interest expense on floor plan debt is included in cost of sales.

   The Company made a number of acquisitions in 1996 and 1997. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

RESULTS OF OPERATIONS

   The following discussion and analysis relates to the Company's consolidated historical results of operation for the nine and three months ended September 30, 1997 and 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

 Auto Dealerships

   Revenues. Revenues increased by $586.3 million, or 61.4%, from $954.8 million to $1.5 billion due principally to acquisitions. Revenues at dealerships acquired during 1996 and 1997 amounted to $653.1 million. The overall increase in revenues in the comparative periods is due principally to the inclusion of revenues of each of the entities acquired during 1996 and 1997 since their respective acquisition dates, offset by a net decrease in sales at dealerships owned prior to September 30, 1996 due primarily to (i) a reduction in revenues at Atlanta Toyota, impacted by shortages of inventory of certain models and a slowdown in the Atlanta economy, (ii) a reduction in sales volume at the Company's DiFeo division resulting in part from the closure of unprofitable dealerships and (iii) a decrease at Company Nissan dealerships throughout the United States.

   Sales of new and used vehicles increased by $499.4 million, or 58.5%, from $854.2 million to $1.4 billion. Vehicle sales at dealerships acquired during 1996 and 1997 amounted to $567.0 million. The overall increase in vehicle sales in the comparative periods is due principally to the inclusion of vehicle sales of each of the entities acquired during 1996 and 1997 since their respective acquisition dates, offset by the net decrease in new and used vehicle sales at dealerships owned prior to September 30, 1996 noted above. Aggregate unit retail sales of new and used vehicles increased by 37.0% and 74.7%, respectively, due principally to acquisitions. For the nine months ended September 30, 1997, the Company sold 38,181 new vehicles (61.9% of total vehicle sales) and 23,517 used vehicles (38.1% of total vehicle sales). For the nine months ended September 30, 1996, the Company sold 27,868 new vehicles (67.4% of total vehicle sales) and 13,459 used vehicles (32.6% of total vehicle sales). The increase in the relative proportion of used vehicle sales to total vehicle sales was due principally to the expansion of used car operations in response to the popularity of used cars. New vehicle selling prices increased by an average of 13.9% due primarily to changes in the mix of models sold and changes in manufacturer pricing. Used vehicle selling prices increased by an average of 10.1% due to changes in market conditions which resulted in a change in the mix of used vehicles sold and the increase in sales of recent model year off-lease vehicles.

   Finance and insurance revenues (aftermarket product sales) increased by $17.0 million, or 48.2%, from $35.3 million to $52.3 million due primarily to acquisitions and the establishment of United AutoCare, offset to a degree by a net decrease at dealerships owned prior to September 30, 1996 due to the decrease in new and used vehicle sales noted above.

   Service and parts revenues increased by $69.9 million, or 107.0%, from $65.3 million to $135.2 million due principally to acquisitions.

   Gross Profit. Gross profit increased by $90.1 million, or 84.8%, from $106.3 million to $196.4 million. Gross profit as a percentage of revenues increased from 11.1% to 12.7%. The increase in gross profit and in gross profit as a percentage of revenues is due to (i) acquisitions, (ii) increased dealership finance and insurance and service and parts revenues, which yield higher margins, as a percentage of total revenues, (iii) improved gross profit margins on service and parts revenues and (iv) the establishment of United AutoCare.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $70.3 million, or 78.1%, from $90.0 million to $160.4 million due principally to acquisitions and an increase in the infrastructure required to manage the substantial increase in the Company's operations and the planned expansion of its business in the future. Such expenses as a percentage of revenue increased from 9.4% to 10.4%.

   Other Interest Expense. Other interest expense increased by $3.6 million, from $3.6 million to $7.2 million. The increase is due to an increase in interest expense arising from borrowings under the Company's credit facility, the issuance of the Company's Senior Subordinated Notes due 2007 in July and September 1997 and the issuance of acquisition-related debt, offset by a reduction in interest expense due to the retirement of the Company's Senior Notes in October 1996.

   Other Income (Expense), Net. Other income (expense), net decreased by $2.0 million, from $2.3 million to $0.3 million due principally to a reduction in related party interest income resulting from the disposition of the minority interests in certain dealerships in October 1996.

 Auto Finance

   Loss before income taxes. Atlantic Auto Finance's loss before income taxes increased by $0.6 million, from $0.7 million to $1.4 million. The increase is due principally to an increase in the infrastructure required to manage the substantial increase in Atlantic Auto Finance's operations and the planned expansion of its business in the future, as well as a charge relating to revised loan loss estimates.

 Total Company

   Provision for Income Taxes. The 1997 provision for income taxes increased $5.8 million from $5.3 million to $11.1 million. The increase is due to the increase in taxable income and a change in the Company's estimated effective tax rate.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

 Auto Dealerships

   Revenues. Revenues increased by $269.1 million, or 75.4%, from $356.8 million to $626.0 million due principally to acquisitions. Revenues at dealerships acquired subsequent to September 30, 1996 amounted to $286.8 million, offset slightly by a net decrease in sales at dealerships owned prior to September 30, 1996 due primarily to (i) a reduction in revenues at Atlanta Toyota, impacted by shortages of inventory of certain models and a slowdown in the Atlanta economy, (ii) a reduction in sales volume at the Company's DiFeo division resulting in part from the closure of unprofitable dealerships and (iii) a decrease at Company Nissan dealerships in the United States.

   Sales of new and used vehicles increased by $230.4 million, or 72.2%, from $319.0 million to $549.4 million. Vehicle sales at dealerships acquired subsequent to September 30, 1996 amounted to $251.0 million, offset by the net decrease in new and used vehicle sales at dealerships owned prior to September 30, 1996 noted above. Unit retail sales of new and used vehicles increased by 48.9% and 93.5%, respectively, due principally to acquisitions. For the three months ended September 30, 1997, the Company sold 15,424 new vehicles (61.7% of total vehicle sales) and 9,574 used vehicles (38.3% of total vehicle sales). For the three months ended September 30, 1996, the Company sold 10,359 new vehicles (67.7% of total vehicle sales) and 4,949 used vehicles (32.3% of total vehicle sales). The increase in the relative proportion of used vehicle sales to total vehicle sales was due principally to the expansion of used car operations in response to the popularity of used cars. New vehicle selling prices increased by an average of 15.4% due primarily to changes in the mix of models sold and changes in manufacturer pricing. Used vehicle selling prices increased by an average of 10.7% due to changes in market conditions which resulted in a change in the mix of used vehicles sold.

   Finance and insurance revenues (aftermarket product sales) increased by $7.8 million, or 60.4%, from $12.9 million to $20.8 million due primarily to acquisitions and the establishment of United AutoCare, offset to a degree by a net decrease at dealerships owned prior to September 30, 1996 due to the decrease in new and used vehicle sales noted above.

   Service and parts revenues increased by $30.9 million, or 124.2%, from $24.9 million to $55.8 million due principally to acquisitions.

   Gross Profit. Gross profit increased by $40.2 million, or 100.7%, from $39.9 million to $80.1 million. Gross profit as a percentage of revenues increased from 11.2% to 12.8%. The increase in gross profit and in gross profit as a percentage of revenues is due to (i) acquisitions, (ii) increased dealership finance and insurance and service and parts revenues, which yield higher margins, as a percentage of total revenues, (iii) improved gross profit margins on service and parts revenues and (iv) the establishment of United AutoCare.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $31.6 million, or 95.8%, from $33.0 million to $64.6 million due principally to acquisitions and an increase in the infrastructure required to manage the substantial increase in the Company's operations and the planned expansion of its business in the future. Such expenses as a percentage of revenue increased from 9.3% to 10.3%.

   Other Interest Expense. Other interest expense increased by $3.4 million, from $1.6 million to $5.0 million. The increase is due to an increase in interest expense arising from borrowings under the Company's credit facility, the issuance of the Company's Senior Subordinated Notes due 2007 in July and September 1997 and the issuance of acquisition-related debt, offset by a reduction in interest expense due to the retirement of the Company's Senior Notes in October 1996.

   Other Income (Expense), Net. Other income (expense), net decreased by $0.7 million due principally to a reduction in related party interest income resulting from the disposition of the minority interests in certain dealerships in October 1996.

 Auto Finance

   Loss before income taxes. The loss before income taxes at Atlantic Auto Finance increased by $0.8 million, from $0.4 million to $1.2 million. The increase is due principally to an increase in the infrastructure required to manage the substantial increase in Atlantic Auto Finance's operations and the planned expansion of its business in the future, as well as a charge relating to revised loan loss estimates.

Total Company

   Provision for Income Taxes. The 1997 provision for income taxes increased $1.4 million from $2.3 million to $3.7 million. The increase is due to the increase in taxable income and a change in the Company's estimated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

   The cash requirements of the Company are primarily for acquisitions of new dealerships, working capital and the expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments, borrowings under various credit agreements and cash flow from operations. At September 30, 1997, the Company's dealership operations had working capital of $196.7 million.

   During the nine months ended September 30, 1997, dealership activities resulted in net cash provided by operations of $23.4 million. Net cash used by dealerships in investing activities during the nine months ended September 30, 1997 totaled $101.9 million, relating primarily to dealership acquisitions, funding provided to Atlantic Auto Finance and capital expenditures. Dealership financing activities provided $184.3 million of cash during the nine months ended September 30, 1997 principally relating to net proceeds of long-term debt.

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

   At September 30, 1997, the Company had approximately $176.4 million of cash available to fund operations and future acquisitions. In addition, the Company is party to a $50.0 million Senior Credit Facility, dated March 20, 1997 (as amended) (the "Senior Credit Facility"), with a group of banks which is to be used principally for acquisitions. During July and September, the Company issued $200.0 million aggregate principal amount of its 11% Senior Subordinated Notes due 2007 (the "Notes"). Net proceeds from the sale of the Notes amounted to $189.5 million, of which $50.0 million was used to repay in full amounts then outstanding under the Senior Credit Facility. The balance of the proceeds were deposited with the Company's floor plan lenders, which deposits are earning interest at rates designated in the Company's floor plan agreements with the various floor plan lenders. The Company has such deposits to use for working capital and general corporate purposes, including acquisitions. In connection with the sale of the second series of Notes, the Company received the consent of the banks representing the majority of the aggregate amount of the commitments under the Senior Credit Facility to amend certain terms thereof, such as the debt incurrence covenant and various financial ratios. Additionally, such banks waived any violations caused by the sale of such Notes and agreed to commence the requisite internal procedures to effect a formal amendment. Pending such amendment, the Company is not permitted to borrow funds under the Senior Credit Facility. No assurance can be given that such amendment will be effected.

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

ITEM 1 -- LEGAL PROCEEDINGS

   The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2 -- CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

   On July 23, 1997, the Company issued $150,000,000 aggregate principal amount of its 11% Senior Subordinated Notes due 2007 (the "Notes") in an offering exempt from registration under the Securities Act pursuant to Rule 144A thereunder as a private sale to qualified institutional buyers or to persons other than U.S. persons outside of the United States in reliance upon Regulation S thereunder. The initial purchasers of the Notes were J.P. Morgan Securities Inc., Salomon Brothers Inc, CIBC Wood Gundy Securities Corp., Montgomery Securities and Scotia Capital Markets (USA) Inc. (the "Initial Purchasers"). The aggregate discount to the Initial Purchasers was $4,500,000.

   On September 16, 1997, the Company issued $50,000,000 aggregate principal amount of its 11% Senior Subordinated Notes due 2007, Series B (the "Series B Notes") in an offering exempt from registration under the Securities Act pursuant to Rule 144A thereunder as a private sale to qualified institutional buyers. The initial purchasers of the Series B Notes were J.P. Morgan Securities Inc. and Scotia Capital Markets (USA) Inc. (the "Series B Initial Purchasers"). The aggregate discount to the Series B Initial Purchasers was $1,500,000.

ITEM 6 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) Exhibits

   ***3.1      Third Restated Certificate of Incorporation.

     *3.2      Restated Bylaws.

     *4.1      Specimen Common Stock certificate.

      4.2      Indenture, dated as of July 23, 1997, among the Company, the Guarantors party thereto and The
               Bank of New York, as Trustee, including form of Note and Guarantee.

      4.3      Registration Rights Agreement, dated as of July 23, 1997, among the Company, the Guarantors party thereto and J.P. Morgan Securities Inc., Salomon Brothers Inc, CIBC Wood Gundy
               Securities Corp., Montgomery Securities and Scotia Capital Markets (USA) Inc.

      4.4      Indenture, dated as of September 16, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Series B Note and Guarantee.

      4.5      Registration Rights Agreement, dated as of September 16, 1997, among the Company, the
               Guarantors party thereto and J.P. Morgan Securities Inc. and Scotia Capital Markets (USA)
               Inc.

     10.17.1   Stock Purchase Agreement, dated July 25, 1997 among United Auto Group, Inc., UAG West Texas,
               Inc., All American Chevrolet, Inc., Lynn Alexander, Inc., Jo-Vena Automotive, Inc., Lynn Rich
               Management Company and R. Lynn Alexander.

   10.18.1     Stock Purchase Agreement, dated July 25, 1997 among United Auto Group, Inc., UAG Classic,
               Inc., Classic Auto Group, Inc., Cherry Hill Classic Cars, Inc., Classic Enterprises Inc.,
               Classic Buick, Inc., Classic Chevrolet, Inc., Classic Management, Inc., Classic Turnersville,
               Inc., Classic Imports, Inc. and Thomas J. Hessert, Jr. (as amended).

   10.19.1.1   Stock Purchase Agreement, dated as of September 25, 1997 among United Auto Group, Inc., UAG
               Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young
               Management Group, Inc., Alan V. Young, William A. Young, Dan E. Young, Conway M. Anderson
               III, Shirley J. Young Irrevocable GRAT Trust, Dan E. Young Irrevocable GRAT Trust,
               Irrevocable Trust for Alan V. Young and Irrevocable Trust for William A. Young.

   10.19.1.2   Agreement and Plan of Merger, dated as of September 25, 1997 among United Auto Group, Inc.,
               UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Paramount
               Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc., Alan V. Young, William A. Young, Jennifer
               Y. Taggart, Cathy Y. Dyer, Young/AVY II Irrevocable Trust fbo Lara A. Young, Young/AVY II
               Irrevocable Trust fbo Courtney E. Young, Young/AVY II Irrevocable Trust fbo Daniel A. Young,
               Young/Way II Irrevocable Trust, Young/Taggart II Irrevocable Trust fbo William E. Taggart,
               Young/Taggart II Irrevocable Trust fbo Mary K. Taggart, Shirley J. Young Irrevocable GRAT
               Trust and Dan E. Young Irrevocable GRAT Trust.

   27.1        Financial Data Schedule.

------------
* Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-09429.

*** Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12297.

   (b) Reports on Form 8-K.

   The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 1997:

   (1) July 8, 1997, reporting under Items 5 and 7 (announcement of proposed offering of $150.0 million aggregate principal amount of Senior Subordinated Notes Due 2007).

   (2) July 14, 1997, reporting under Item 7 (Staluppi Group financial information).

   (3) July 15, 1997, reporting under Items 5 and 7 (consummation of Reed Group acquisition and termination of previously announced Mize Ford acquisition agreement).

   (4) August 7, 1997, reporting under Items 5 and 7 (announcement of Lynn Alexander and Classic Auto acquisitions and management changes).

   (5) September 24, 1997, reporting under Items 5 and 7 (announcement of the private placement of $50.0 million aggregate principal amount of Senior Subordinated Notes due 2007, Series B).

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED AUTO GROUP, INC.
                                          By: /s/ Marshall S. Cogan
                                              -------------------------------
                                              Marshall S. Cogan
                                              Chairman of the Board,
                                              Chief Executive Officer and
                                              President

Date: November 14, 1997

                                          By: /s/ James R. Davidson
                                              -------------------------------
                                              James R. Davidson
                                              Senior Vice President--Finance
                                              and Treasurer
                                              (Chief Accounting Officer)

Date: November 14, 1997