Form 10-K
period 1997-12-31
UNITED AUTO GROUP INC
filed 1998-04-14
CIK 1019849

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

             [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                                         NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                 ON WHICH REGISTERED
Voting Common Stock, par value $0.0001 per share       New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..x.. No .....

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting common stock held by non-affiliates as of March 24, 1998 was $286,862,693.

As of March 24, 1998, there were 19,178,180 shares of voting Common Stock and 605,454 shares of non-voting Common Stock outstanding.

Portions of the registrant's proxy statement to be filed in connection with the annual meeting of shareholders, presently scheduled to be held on May 21, 1998, are incorporated by reference in Part III of this Form 10-K.


                                                   TABLE OF CONTENTS

                                                       PART I
                                                                                                               PAGE
       1. Business........................................................................................        2
       2. Properties......................................................................................        8
       3. Legal Proceedings...............................................................................        9
       4. Submission of Matters to a Vote of Securityholders..............................................        9

                                                      PART II

       5. Market for Registrant's Common Equity and Related Stockholder Matters...........................        9
       6. Selected Consolidated Financial Data............................................................       11
       7. Management's Discussion and Analysis of Financial Condition and Results of Operations...........       13
       8. Financial Statements and Supplementary Data.....................................................       20
       9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............       21

                                                      PART III

      10. Directors and Executive Officers of the Registrant..............................................       21
      11. Executive Compensation..........................................................................       21
      12. Security Ownership of Certain Beneficial Owners and Management..................................       21
      13. Certain Relationships and Related Transactions..................................................       21

                                                      PART IV

      14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................       21

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

United Auto Group, Inc. ("UAG" or the "Company") is a leading acquirer, consolidator and operator of franchised automobile and light truck dealerships and related businesses. The Company is the second largest publicly-traded retailer of new motor vehicles in the United States. At the end of 1997, the Company operated franchises located in Arizona, Arkansas, Connecticut, Florida, Georgia, Nevada, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas and Puerto Rico. As an integral part of its dealership operations, UAG also sells used vehicles. All of UAG's franchised dealerships include integrated service and parts operations, which are an important source of recurring revenues. The Company also owns UnitedAuto Finance Inc. ("UnitedAuto Finance"), an automobile finance company engaged in the purchase, sale and servicing of primarily prime credit quality automobile loans originated by both UAG and third-party dealerships. In addition, UAG dealerships market a complete line of aftermarket automotive products and services through UnitedAuto Care, an aftermarket products and services subsidiary.

UAG was incorporated in the State of Delaware in December 1990 and commenced dealership operations in October 1992. Unless the context otherwise requires, references herein to "Common Stock" refers to the Company's Voting Common Stock, par value $0.0001 per share.

The Company was formed to capitalize on consolidation opportunities within the highly fragmented automotive retailing industry by acquiring, consolidating, and operating large automobile retailers and related businesses. As capital requirements to operate dealerships continue to increase and many owners who were granted franchises in the 1950s and 1960s approach retirement age, many individual dealers are seeking exit opportunities. These conditions present attractive consolidation opportunities for larger automobile retailers such as UAG.

The following table sets forth information with respect to the dealerships acquired by the Company during 1997:

                               DATE
ACQUIREE                       ACQUIRED      LOCATIONS                FRANCHISES
--------                       --------      ---------                ----------
Crown Automotive               3/97          Houston, TX              Chrysler-Plymouth, Dodge, Jeep-Eagle
Hanna Nissan                   4/97          Las Vegas, NV            Nissan
Staluppi Group                 4/97          Long Island, NY          Nissan, Toyota
                                             W. Palm Beach, FL        Chrysler-Plymouth,   Infiniti,  Jeep-Eagle,  Nissan,
                                                                      Toyota
Reed Group                     5/97          Fayetteville, NC         Chevrolet
                                             North Charleston, SC     Chevrolet
                                             Summerville, SC          Chevrolet-Geo, Oldsmobile
Lance Landers                  6/97          Benton, AR               Buick, Isuzu, Pontiac
Stone Mountain                 8/97          Stone Mountain, GA       Chyrsler-Plymouth, Jeep-Eagle
Shreveport Dodge               9/97          Shreveport, LA           Dodge
Covington Pike Dodge           11/97         Memphis, TN              Dodge
Central Ford                   11/97         Little Rock, AK          Ford
Triangle Dealers               12/97         San Juan, Puerto Rico    Chrysler, Honda, Toyota, Daewoo
                                             Mayaguez, Puerto Rico    Chrysler, Honda, Acura, Daewoo
                                             Ponce, Puerto Rico       Honda, Acura, Suzuki

Management believes that UAG is well-positioned to continue capitalizing on the consolidation trend in the automotive retailing industry due to its proven acquisition history, diverse geographic presence, substantial size and financial resources. Since December 31, 1997, the Company has entered into agreements to purchase five franchises. Also during the first quarter of 1998, the Company has completed the acquisition, pending manufacturer approval relating to certain franchises, of four dealer groups operating 32 franchises in seven states, including the Young Automotive Group and the Classic Automotive Group.

UAG purchases substantially all new car inventories directly from manufacturers. Each of the Company's dealerships operates pursuant to a franchise agreement between the applicable manufacturer and the subsidiary of the Company that operates such dealership. In accordance with the individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of manufacturers to influence the operations of a dealership, or the loss of a franchise agreement, could have a negative impact on the Company's operating results.

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

GROWTH STRATEGY

UAG seeks to be a leader in the consolidation of the automotive retailing industry and to increase stockholder value through a growth strategy that includes the following principal elements:

Acquire and Integrate Profitable Dealership Operations

UAG seeks to capitalize on continuing consolidation in the U.S. automotive retailing industry by selectively acquiring profitable dealerships. The Company targets dealerships or dealership groups with established records of profitability as well as with experienced management willing to remain in place. The Company focuses on opportunities in geographic markets with above-average projected population and job growth. Of the approximately 20,000 dealerships in the United States, the Company believes that at least 2,000 dealerships, some of which are members of dealership groups, meet its acquisition criteria. The Company may also target dealerships in North American Markets outside the United States. The Company is also creating regional hubs of dealerships that will be able to share administrative and other operations to reduce costs.

The Company's acquisition program has been specifically tailored to address dealers' desire to retain a management role in their businesses while achieving personal liquidity. Owners of acquired dealerships typically continue as dealership managers and some also participate in overall Company operations through UAG's Chairman's Committee. The Company believes it provides dealership managers additional management tools, as its economies of scale, marketing expertise and corporate resources act as catalysts for continual dealership growth. In addition, the dealer may retain an equity interest in the business through the ownership of capital stock and/or stock options of UAG.

Grow Higher-Margin Operating Businesses

UAG is focusing on higher-margin businesses such as the retail sale of used vehicles, aftermarket products and service and parts.

Used Vehicles. Used vehicle sales by franchised dealers, with average prices approximating 60% of new vehicle prices, typically generate higher gross margins than new car sales because of limited comparability among them and the somewhat subjective nature of their valuation. Consumer acceptance of used vehicle purchasing has grown, due principally to (i) an increase in the availability of late-model, low-mileage used vehicles due in part to the large supply of vehicles coming off short-term leases, (ii) improvements in the quality of motor vehicles and (iii) increases in the prices of new vehicles.

UAG believes that through its new vehicle franchises, it enjoys significant advantages over both independent and chain used-vehicle companies in sourcing used vehicles. Specifically, the Company has access to (i) a steady supply of used vehicles accepted as trade-ins for new vehicle purchases, (ii) off-lease vehicles that were originally leased through the new vehicle franchise and
(iii) used vehicle auctions open only to new vehicle dealers. In addition, only new vehicle franchises are able to sell used vehicles certified by the manufacturer under recently introduced programs in which the manufacturer supports specific high-quality used cars with extended warranties and attractive financing options.

Aftermarket Products. Each sale of a new or used vehicle provides the opportunity for the Company to sell aftermarket products. Aftermarket products include accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors, as well as agency services such as extended service contracts and credit insurance policies. In addition, the Company receives fees for placing financing and lease contracts. In order to meet customers' needs and help create a "one-stop" shopping experience, management continues to expand aftermarket product offerings through its UnitedAuto Care subsidiary.

Service and Parts. Each of UAG's new vehicle dealerships offers a fully integrated service and parts department. The service and parts business provides an important recurring revenue stream to the Company's dealerships, which may help to mitigate the effects of downturns in the automobile sales cycle. Unlike independent service shops or used car dealerships with service operations, UAG is qualified to perform work covered by manufacturer warranties. Since warranty service work is paid for by the manufacturer, consumers are motivated to service their vehicles at a dealership for the warranty period. In recent years, manufacturers have generally lengthened standard warranty coverage on new cars and introduced warranty coverage on used cars, further enhancing customer retention opportunities in the service area. To grow their service and parts businesses, UAG dealerships have implemented programs to track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. In addition, the Company is actively marketing warranty-covered services to potential customers such as municipalities and corporations with large fleets of automobiles located near certain of its dealerships. The Company is able to offer repair services to such customers on a more efficient and less costly basis than such customers generally can perform themselves. The Company believes that its market share will grow at the expense of independent mechanics' shops, which may be unable to address the increased mechanical and electronic sophistication of today's motor vehicles and the increased expenses of compliance with more stringent environmental regulations.

Generate Incremental Revenue from Automobile Finance Business

The majority of new and used automobiles purchased from franchised dealerships and independent businesses are financed. To further increase the incremental profit achievable through its vehicle sales by capturing some of this financing business, the Company established UnitedAuto Finance, its own automobile finance subsidiary. UnitedAuto Finance purchases, sells and services primarily prime credit quality automobile loans originated by both UAG and third-party dealerships. Additionally, UnitedAuto Finance receives fees from financial institutions which purchase installment contracts from customers referred to them by UnitedAuto Finance. Based in Rochester, New York, UnitedAuto Finance commenced loan operations in January 1995 and, as of December 31, 1997, served approximately 250 dealerships in Arizona, Arkansas, Connecticut, Georgia, New Jersey, New York, Tennessee and Texas.

OPERATING STRATEGY

Implement "Best Practices"

The Chairman's Committee, comprised of senior executives and key managers, meets regularly to review the operating performance of individual dealerships, as well as to examine important industry trends and, where appropriate, recommend specific operating improvements. This facilitates implementation of successful strategies throughout the organization so that each dealership can benefit from the successes of the others, as well as from the knowledge and experience of UAG's senior management. Management also attends various industry sponsored leadership and management seminars and receives continuing education in products, marketing strategies and management information systems. The Company shares training techniques across its dealership base and has made improving service absorption and aftermarket revenues a Company-wide focus.

Emphasize Customer Service

Central to UAG's overall philosophy is customer-oriented service designed to meet the needs of an increasingly sophisticated and demanding automotive consumer through "one-stop" shopping convenience, competitive pricing and a sales staff that is knowledgeable about product offerings and responsive to a customer's particular needs. The Company's goal is to establish lasting relationships with its customers, which enhance its reputation in the community and create the opportunity for significant repeat and referral business.

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

COMPETITION

Automobile Dealerships

The automotive retailing industry is extremely competitive. In large metropolitan areas, consumers have a number of choices in deciding where to purchase a new or used vehicle and where to have such a vehicle serviced.

For new vehicle sales, the Company competes with other franchised dealers in each of its marketing areas. The Company does not have any cost advantage in purchasing new vehicles from the manufacturer, and typically relies on advertising and merchandising, sales expertise, service reputation and location of its dealerships to sell new vehicles. In recent years, automobile dealers have also faced increased competition in the sale of new vehicles from independent leasing companies and on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of operating on smaller gross margins and offering lower sales prices than franchised dealers. In addition, the Company may face competition in the future from partnerships between manufacturers and dealers.

For used vehicle sales, the Company competes with other franchised dealers, independent used vehicle dealers, automobile rental agencies, private parties and used vehicle "superstores" for supply and resale of used vehicles.

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

The Company competes against other franchised dealers to perform warranty repairs and against other automobile dealers, franchised and unfranchised service center chains, and independent garages for non-warranty repair and routine maintenance business. The Company competes with other automobile dealers, service stores and auto parts retailers in its parts operations. The Company believes that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a manufacturer's brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than the Company's prices.

UnitedAuto Finance

UnitedAuto Finance faces competition from a variety of lenders in the fragmented auto finance market: captive finance companies, banking institutions and independent finance companies. Captive finance companies such as General Motors Acceptance Corporation, Ford Motor Credit Company and Chrysler Financial Corporation primarily focus on increasing dealer sales volume by offering low-yield rates when promoting certain products. In general, captive finance companies provide standardized products with fixed market rates, and are not as flexible in the marketplace. Independent auto finance companies focus on unconventional segments of the market with some lending to lower credit borrowers in exchange for higher yields. The Company believes that the principal competitive factors in offering financing are convenience, interest rates and contract terms. Certain larger competitors of UnitedAuto Finance are able to borrow at lower interest rates and, therefore, are at a competitive advantage. While market shares shift over time, the trend in the banking market share is toward fewer and larger super-regional competitors, reflecting the ongoing consolidations in that industry. As in the case of UnitedAuto Finance, some finance companies are organized by large dealership groups as part of a vertical integration strategy.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 1997, UAG employed approximately 4,000 people, approximately 145 of whom are covered by collective bargaining agreements with labor unions. Relations with employees are considered by the Company to be satisfactory. The Company's policy is to motivate its key managers through, among other things, grants of stock options.

ENVIRONMENTAL MATTERS

As with automobile dealerships generally, and service parts and body shop operations in particular, the Company's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The Company's business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances or wastes. Accordingly, the Company is subject to regulation by federal, state and local authorities establishing health and environmental quality standards, and liability related thereto, and imposing penalties for violations of those standards. The Company is also subject to laws, ordinances and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal.

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

ITEM 2.  PROPERTIES

The Company seeks to structure its operations so as to avoid the ownership of real property. As a result, the Company leases or subleases all of its facilities, including dealerships and office space used for corporate activities. As of December 31, 1997, the Company has leases at each of its dealerships, which can include facilities for (i) new and used vehicle sales,
(ii) vehicle service operations, (iii) retail and wholesale parts operations,
(iv) body shop operations, (v) storage and (vi) general office use. Such leases are generally for a period of between five and twenty years and typically include renewal options for an additional five to ten years in favor of the Company. In addition, the Company leases office space in New York, NY and Rochester, NY for the Company's corporate headquarters and the corporate offices of UnitedAuto Finance.

ITEM 3.  LEGAL PROCEEDINGS

In May and June, 1997, three complaints were filed in the United States District Court for the Southern District of New York on behalf of a purported class consisting of all persons who purchased the Company's Voting Common Stock issued in connection with and/or traceable to the Company's initial public offering (the "IPO") at any time up to and including February 26, 1997 (the "Lawsuits"). The complaints name as defendants the Company, Carl Spielvogel, Marshall S. Cogan, J.P. Morgan Securities Inc., Montgomery Securities and Smith Barney Inc. The plaintiffs in the Lawsuits seek unspecified damages in connection with their allegations that the prospectus and the related registration statement disseminated in connection with the IPO contained material misrepresentations and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"). They also seek to have their actions certified as class actions under Federal Rules of Civil Procedure. On August 5, 1997, the Lawsuits were ordered consolidated for all purposes. On October 3, 1997, the plaintiffs filed a consolidated amended class action complaint. On November 17, 1997, the Company filed a motion to dismiss the consolidated amended class action complaint. The court has not yet ruled on this motion. The Company believes that the plaintiffs' claims are without merit and intends to defend the Lawsuits vigorously.

Additionally, the Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "UAG." There were 119 holders of record of the Common Stock and one holder of record of the Non-voting Common Stock as of March 24, 1998. There is no established market for the Company's Non-voting Common Stock, but such stock is convertible into an equal number of shares of Voting Common Stock at any time, subject to certain conditions, for no cost at the option of the holder thereof.

The following table sets forth the high and low sales prices as reported on the NYSE during each fiscal quarter since the Company's Common Stock began trading on the NYSE after its initial public offering in October 1996.

                                        1997                  1996
      QUARTER ENDED               HIGH        LOW       HIGH        LOW
      -------------               ----        ---       ----        ---
      March 31                    31 3/4      19 1/4          N/A
      June 30                     19 7/8      16              N/A
      September 30                27 7/8      19 1/4          N/A
      December 31                 26 13/16    13 3/4    35 1/4      21 3/8

The Company has not declared or paid dividends on its Common Stock during 1997 or 1996. The Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The decision whether to pay dividends will be made by the Board of Directors of the Company in light of conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions and other factors.

The Senior Credit Facility (as hereinafter defined) restricts the Company from paying dividends in excess of $5.0 million in the aggregate. In addition, the indentures governing the Notes (as hereinafter defined) limit the Company's ability to pay dividends based on a formula which takes into account, among other things, the Company's consolidated net income. The Company is a holding company whose assets consist primarily of the indirect ownership of the capital stock of its operating subsidiaries. Consequently, the Company's ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings to the Company and other advances and payments by such subsidiaries to the Company.

Pursuant to support agreements by the Company in favor of subsidiaries of UnitedAuto Finance that were entered into in connection with securitization transactions or sales of automobile loan receivables, the Company is prohibited from paying dividends in excess of 50% of its cumulative net income measured over specified periods.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of the Company as of and for the five years in the period ended December 31, 1997. Such financial information has been derived from the Company's consolidated financial statements. During the five year period, the Company made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition. As a result, the Company's period to period results of operations vary depending on the dates of such acquisitions. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related footnotes included elsewhere herein.

                                                         SELECTED CONSOLIDATED FINANCIAL DATA (1)

                                                              YEARS ENDED DECEMBER 31,
                                                         (Dollars in thousands, except per share data)

                                        1997 (2)(3)        1996 (4)        1995 (5)             1994               1993
                                        -----------        --------        --------             ----               ----
  STATEMENT OF OPERATIONS DATA:
  AUTO DEALERSHIPS
  Total revenues                          $2,087,148       $1,302,031         $805,621         $731,629         $606,091
  Cost of sales, including floor
   plan interest                           1,830,086        1,156,459          720,634          646,197          536,542
                                      -------------------------------------------------------------------------------------
  Gross profit                               257,062          145,572           84,987           85,432           69,549
  Selling, general and
   administrative expenses                   255,066          124,244           90,586           80,415           66,910
                                      -------------------------------------------------------------------------------------
  Operating income (loss)                      1,996           21,328           (5,599)           5,017            2,639
  Other interest expense                     (14,071)          (4,398)          (1,438)            (860)          (1,233)
  Other income (expense), net                    297            2,506            2,208           (2,899)               -
                                      -------------------------------------------------------------------------------------
  Income (loss) before income taxes          (11,778)          19,436           (4,829)           1,258            1,406
  AUTO FINANCE
  Loss before income taxes                    (3,735)          (1,490)          (1,382)            (616)               -
                                      -------------------------------------------------------------------------------------
  TOTAL COMPANY
  Income (loss) before minority
   interests, income tax
   (provision) benefit and                   (15,513)          17,946           (6,211)             642            1,406
   extraordinary item
  Minority interests                            (138)          (3,306)             366             (887)            (117)
  Income tax (provision) benefit               5,511           (6,606)           2,191                -              (47)
                                      -------------------------------------------------------------------------------------
  Income (loss) before
   extraordinary item                        (10,140)           8,034           (3,654)            (245)           1,242
  Extraordinary item                               -           (4,987)               -                -                -
                                      -------------------------------------------------------------------------------------
  Net income (loss)                         $(10,140)          $3,047          $(3,654)           $(245)          $1,242
                                      =====================================================================================
  Income (loss) before
   extraordinary item per diluted
   common share                               $(0.54)            $0.74          $(0.67)          $(0.06)            $0.65
                                      =====================================================================================


   OTHER AUTO DEALERSHIP DATA:
   Gross profit margin                         12.3%            11.2%            10.5%            11.7%            11.5%
   Operating margin                             0.1%             1.6%            (0.7)%            0.7%             0.4%
   New cars sold at retail                    50,985           36,802           25,138           22,464           18,608
   Used cars sold at retail                   31,253           18,344            8,953            8,340            7,891



                                             SELECTED CONSOLIDATED FINANCIAL DATA (1)

--------------------------------------------------------------------------------------------------------------------------

                                                                        AS OF DECEMBER 31,
                                                                      (Dollars in thousand)

                                             1997             1996              1995             1994             1993
                                             ----             ----              ----             ----             ----
   BALANCE SHEET DATA:
   AUTO DEALERSHIPS
   Intangible assets, net                   $326,774         $177,194          $48,774          $23,018          $22,832
   Long-term debt                            238,550           11,121           24,073            6,735            4,122
   AUTO FINANCE
   Net assets                                 32,601           14,552            3,501              291                -
   TOTAL COMPANY
   Total assets                              975,662          528,244          240,397          174,922          157,041
   Total stockholders' equity                300,557          284,501           51,699           31,432           26,410

------------------------------

  (1) During 1997, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method. Management believes the specific identification method (i) more accurately matches revenues with costs, (ii) more accurately reflects the current market value of new vehicle inventories and (iii) will provide for a more meaningful comparison of the Company's operating results and financial position with that of its competition. This change in accounting principle has been applied by retroactively restating the Company's financial statements for prior years. The effect of the change in accounting for new vehicle inventories was to increase net income and income before extraordinary item by $573 ($0.05 per diluted share) in 1996, decrease net income and income before extraordinary item by $188 ($0.03 per diluted share) in 1995 and increase net income and income before extraordinary item by $1,446 ($0.38 per diluted share) and $1,099 ($0.60 per diluted share) in 1994 and 1993, respectively.
  (2) Includes a $31.7 million charge recorded during 1997 (the "Fourth Quarter Charge"). The charge included costs associated with (i) the divestiture of automotive franchises, (ii) the closure of three stand-alone used vehicle satellite locations in Arkansas and the disposal of related inventory, (iii) the implementation of a new policy to more efficiently manage the Company's working capital invested in retail inventory, (iv) excess real estate, (v) the write-off of non-performing assets and (vi) certain corporate consulting agreements. Costs associated with the Fourth Quarter Charge amounting to $9.8 million and $20.9 million have been reflected in cost of goods sold and selling, general and administrative expenses, respectively, in the Consolidated Statements of Operations. In addition, $1.0 million has been reflected in the results of UnitedAuto Finance.
  (3) Includes the results of Crown Automotive, Hanna Nissan, the Staluppi Automotive Group, the Gene Reed Automotive Group, the Lance Landers dealerships, Stone Mountain Jeep Eagle, Shreveport Dodge, Central Ford, Covington Pike Dodge and the Triangle Group from their respective dates of acquisition
  (4) Includes the results of Atlanta Toyota, United Nissan (GA), Peachtree Nissan, the Sun Automotive Group, the Evans Group and United Nissan
       (TN) from their respective dates of acquisition.
  (5) Includes the results of Landers Auto from its date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance and insurance contracts. The Company also owns UnitedAuto Finance, an automobile finance company.

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

UnitedAuto Finance derives revenues from the purchase, sale and servicing of motor vehicle installment contracts originated by both UAG and third-party dealerships, as well as from fees paid by financial institutions which purchase installment contracts from customers referred to them by UnitedAuto Finance.

The Company's selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. Interest expense consists of interest charges on all of the Company's interest-bearing debt, other than interest relating to floor plan inventory financing which is included in cost of sales.

During 1997, the Company recorded a pre-tax charge of $31.7 million (the "Fourth Quarter Charge"). The charge included costs associated with (i) the divestiture of automotive franchises, (ii) the closure of three stand-alone used vehicle satellite locations in Arkansas and the disposal of related inventory, (iii) the implementation of a new policy to more efficiently manage the Company's working capital invested in retail inventory,
(iv) excess real estate, (v) the write-off of non-performing assets and (vi) certain corporate consulting agreements. Costs associated with the Fourth Quarter Charge amounting to $9.8 million and $20.9 million have been reflected in cost of goods sold and selling, general and administrative expenses, respectively, in the Consolidated Statements of Operations. In addition, $1.0 million has been reflected in the results of UnitedAuto Finance.

Also, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method. All prior period results of operations and related comparisons in this Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect such change in accounting principle.

Also, the Company made a number of dealership acquisitions in 1997, 1996 and 1995. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Auto Dealerships

Revenues. Revenues increased by $785.1 million, or 60.3%, from $1.3 billion to $2.1 billion. The overall increase in revenues is due principally to dealership acquisitions made in 1997 and the inclusion of a full year's revenues for dealerships acquired in 1996, offset by a net decrease in sales at dealerships owned prior to January 1, 1996. The net decrease in revenues at dealerships owned prior to January 1, 1996 is due primarily to (i) a reduction in revenues at Atlanta Toyota, impacted by shortages of inventory of certain models and weakness in the Atlanta market, and (ii) a decrease in sales volume at the Company's DiFeo division, resulting principally from the closure of unprofitable dealerships.

Sales of new and used vehicles increased by $663.0 million, or 56.9%, from $1.2 billion to $1.8 billion. The overall increase in vehicle sales is due principally to dealership acquisitions made in 1997 and the inclusion of a full year's revenues for dealerships acquired in 1996, offset by the net decrease in new and used vehicle sales at dealerships owned prior to January 1, 1996 noted above. Aggregate unit retail sales of new and used vehicles increased by 38.5% and 70.4%, respectively, due principally to acquisitions, offset by the sales declines noted above. For the year ended December 31, 1997, the Company sold 50,985 new vehicles (62.0% of total vehicle sales) and 31,253 used vehicles (38.0% of total vehicle sales). For the year ended December 31, 1996, the Company sold 36,802 new vehicles (66.7% of total vehicle sales) and 18,344 used vehicles (33.3% of total vehicle sales). The increase in the relative proportion of used vehicle sales to total vehicle sales was due primarily to the expansion of used car operations in response to the popularity of used cars. New vehicle selling prices increased by an average of 11.4% due primarily to changes in the mix of models sold and changes in manufacturer pricing. Used vehicle selling prices increased by an average of 9.2% due to changes in market conditions which resulted in a change in the mix of used vehicles sold and the increase in sales of recent model year off-lease vehicles.

Finance and insurance revenues (aftermarket product sales) increased by $25.2 million, or 57.8%, from $43.6 million to $68.8 million. The increase is due primarily to (i) dealership acquisitions made in 1997, (ii) the inclusion of a full year's revenues for dealerships acquired in 1996 and (iii) the establishment of UnitedAuto Care, partially offset by a net decrease in finance and insurance revenues in the DiFeo Group. The decrease in the DiFeo Group is due principally to the closure of certain franchises.

Service and parts revenues increased by $96.9 million, or 103.2%, from $93.9 million to $190.8 million. The increase is due primarily to dealership acquisitions made in 1997 and the inclusion of a full year's revenues for dealerships acquired in 1996, partially offset by a net decrease in service and parts revenues in the DiFeo Group. The decrease in the DiFeo Group is due to the closure of certain franchises.

Gross Profit. Gross profit increased by $111.5 million, or 76.6%, from $145.6 million to $257.1 million. Gross profit as a percentage of revenues increased from 11.2% to 12.3%. The increase in gross profit and in gross profit as a percentage of revenues is due to (i) dealership acquisitions made in 1997 and the inclusion of a full year's operations for dealerships acquired in 1996,
(ii) increased dealership finance and insurance and service and parts revenues, which yield higher margins, as a percentage of total revenues, (iii) improved gross profit margins on vehicle sales revenues, (iv) improved gross profit margins on finance and insurance revenues, (v) improved gross profit margins on service and parts revenues and (vi) the establishment of UnitedAuto Care, offset by the Fourth Quarter Charge.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $130.8 million, or 105.3%, from $124.2 million to $255.1 million due principally to (i) dealership acquisitions made in 1997 and the inclusion of a full year's operations for dealerships acquired in 1996, (ii) an increase in the infrastructure required to manage the substantial increase in the Company's operations and planned expansion of its business in the future and (iii) the Fourth Quarter Charge. Selling, general and administrative expenses as a percentage of revenue increased to 12.2 % from 9.5%.

Other Interest Expense. Other interest expense increased by $9.7 million, from $4.4 million to $14.1 million. The increase is due to interest expense arising from (i) borrowings under the Senior Credit Facility, (ii) the issuance of the Company's Senior Subordinated Notes due 2007 and (iii) the issuance of acquisition-related debt, offset by a reduction in interest expense due to the retirement of the Company's Senior Notes in October 1996.

Other Income (Expense), Net. Other income (expense), net decreased by $2.3 million, from $2.6 million to $0.3 million, due principally to a reduction in related party interest income resulting from the disposition of the minority interests in certain dealerships in October 1996.

Auto Finance

Loss before income taxes. UnitedAuto Finance's loss before income taxes increased by $2.2 million, from $1.5 million to $3.7 million. The increase is due principally to (i) an increase in the infrastructure required to manage the substantial increase in UnitedAuto Finance's operations and planned expansion of its business in the future, (ii) charges relating to revised loan loss estimates and (iii) the Fourth Quarter Charge.

Total Company

Provision for Income Taxes. During 1997, the Company recorded an income tax benefit in the amount of $5.5 million, compared with income tax expense of $6.6 million in the prior year. The change is due to the Company's experiencing a net operating loss in 1997 compared with net income in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Auto Dealerships

DiFeo Restructuring. The Company undertook a broad restructuring of its DiFeo Group in 1995 (the "DiFeo Restructuring"). The restructuring included (i) the elimination of 17 unprofitable franchises, (ii) a significant reduction in personnel and (iii) the liquidation of outdated inventory. Costs associated with the DiFeo Restructuring were approximately $0.5 million and $0.7 million for the years ended December 31, 1996 and 1995, respectively, primarily related to severance.

Revenues. Revenues increased by $496.4 million, or 61.6%, from $805.6 million to $1,302.0 million due to the full year contribution of Landers Auto, which was acquired in August 1995, and the acquisitions made in 1996. Revenues at Landers Auto were $323.2 million in 1996. Revenues at the continuing franchises of the DiFeo Group increased by $82.9 million, or 13.8%, from $598.7 million to $681.6 million. That increase was more than offset by a decrease of $90.6 million due to the elimination of unprofitable franchises as part of the DiFeo Restructuring.

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

Gross Profit. Gross profit increased by $60.6 million, or 71.3%, from $85.0 million to $145.6 million. The full year contribution of Landers Auto accounts for $16.2 million of the increase and the remaining $37.5 million increase is due to the 1996 acquisitions. Gross profit at the continuing franchises of the DiFeo Group increased by $13.4 million, or 20.0%, from $66.9 million to $80.3 million. Gross profit as a percentage of revenues increased 6.7% from 10.5% to 11.2%. Included in the above gross profit figures is gross profit from finance and insurance activities, which increased by $8.9 million, or 38.2%, from $23.4 million to $32.3 million due principally to the full year contribution of Landers Auto and the 1996 acquisitions.

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

Total Company

Provision for Income Taxes. The 1996 provision for income taxes is $6.6 million, compared to an income tax credit of $2.2 million recorded in 1995. The credit for 1995 was taken as the Company determined in the fourth quarter that it was more likely than not that future taxable income from operations would be sufficient to fully realize the tax benefits of net operating losses incurred in prior years.

Extraordinary Item, Net of Income Tax Benefits. The extraordinary item, net of income tax benefits, of $5.0 million represents a loss on the retirement of long-term debt resulting from a prepayment premium and a write-off of associated debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for acquisition of new dealerships, working capital and the expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments and cash flow from operations. At December 31, 1997, the Company had working capital of $105.1 million.

During 1997, dealership activities resulted in net cash provided by operations of $18.3 million. Net cash used by dealerships in investing activities during the year ended December 31, 1997 totaled $173.0 million, relating primarily to dealership acquisitions, funding provided to UnitedAuto Finance and capital expenditures. Dealership financing activities provided $182.3 million of cash during the year ended December 31, 1997 principally relating to net proceeds from the issuance of long-term debt.

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

At December 31, 1997, the Company had approximately $94.4 million of cash available to fund operations and future acquisitions. In addition, the Company was party to a $50.0 million Senior Credit Facility, dated March 20, 1997 (as amended) (the "Senior Credit Facility"), with a group of banks, which was to be used principally for acquisitions. On February 27, 1998, the Company replaced the Senior Credit Facility with a new credit agreement, which provides for up to $75.0 million in term loans, revolving loans and letters of credit, to be used principally for acquisitions.

During 1997, the Company issued $200.0 million aggregate principal amount of its 11% Senior Subordinated Notes due 2007 (the "Notes"). Net proceeds from the sale of the Notes amounted to $189.5 million, of which $50.0 million was used to repay in full amounts then outstanding under the Senior Credit Facility. The balance of the proceeds was deposited with the Company's floor plan lenders, which deposits earn interest at rates designated in the Company's floor plan agreements with the various floor plan lenders, and ultimately was used for working capital and to fund acquisitions.

The Company's principal source of growth has come, and is expected to continue to come, from acquisitions of automobile dealerships. The Company believes that its existing capital resources will be sufficient to fund its current acquisition commitments. During January and February 1998, the Company completed the acquisition of several dealerships and dealer groups. Approximately $98.2 million of the aggregate consideration in connection therewith was paid in cash, $28.0 million of which was borrowed under the new credit agreement. To the extent the Company pursues additional significant acquisitions, it may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. A public equity offering would require the prior approval of certain automobile manufacturers.

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

IMPACT OF YEAR 2000

Many existing computer programs use only two digits to identify a year in the date field and, if not corrected, many computer applications could fail or generate erroneous results in the year 2000. Based on a recent assessment, management of the Company believes that its computer systems will not require any significant modifications in order to properly process date-related information in the year 2000 and thereafter (or be "year 2000 compliant"). However, the Company could be materially adversely affected if the systems of its significant vendors, including those supplying and maintaining the general ledger and related accounting systems at each of the Company's dealerships, will not be year 2000 compliant. The Company has received assurances that such vendors are adequately addressing this issue. Nevertheless, there can be no guarantee that the systems provided by such vendors, or that the systems of other companies with which the Company does business, will be year 2000 compliant and that any such non-compliance will not have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise ("FAS No. 131"). FAS No. 131 establishes standards relating to the means by which business' report operating segment information in financial information issued to shareholders. FAS No. 131, effective for interim periods beginning after December 31, 1997, is not expected to result in significant changes to the financial statements and related disclosures prepared by the Company.

FORWARD LOOKING STATEMENTS

Certain portions of this Annual Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report or incorporated herein by reference regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations, some of which are described in greater detail elsewhere in this Annual Report, include the following: (i) the Company is subject to the influence of various manufacturers whose franchises it holds; (ii) the Company is leveraged and subject to restrictions imposed by the terms of its indebtedness; (iii) the Company's growth depends in large part on the Company's ability to manage expansion, control costs in its operations and consummate and consolidate dealership acquisitions; (iv) many of the Company's franchise agreements impose restrictions on the transferability of the Company's Common Stock; (v) the Company will require substantial additional capital to acquire automobile dealerships and purchase inventory; (vi) unit sales of motor vehicles historically have been cyclical; (vii) the automotive retailing industry is highly competitive; (viii) the automotive retailing industry is a mature industry; (ix) the Company's success depends to a significant extent on key members of its management; and (x) the Company's business is seasonal. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

The information required by Items 10 through 13 is included in the Company's definitive proxy statement under the captions "The Board of Directors and its Committees," "Election of Directors," "Executive Officers," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K.

         The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 1997:

         1. October 31, 1997, reporting under Items 5 and 7 (Hanna Nissan and Reed Group financial information).

         2.       November 6, 1997, reporting under Items 5 and 7
                  (announcement of Young Automotive acquisition).

         3. November 20, 1997, reporting under item 7 (United Auto Group, Inc. pro forma financial information).


(c)          Exhibits

3.1(c)       Third Restated Certificate of Incorporation.

3.2(a)       Restated Bylaws.

4.1(a)       Specimen Common Stock certificate.

4.2(f) Indenture, dated as of July 23, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Note and Guarantee.

4.4(f) Indenture, dated as of September 16, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Series B Note and Guarantee.

10.1.1(a)    Registration Rights Agreement, dated as of October 15, 1993, among the Company and the investors listed therein, as amended
             July 31, 1996.

10.1.4(a)    Form of Warrant.

10.1.8(a)    Stock Option Plan of the Company.

10.1.11(a)   Letter, dated July 24, 1996, from Chrysler Corporation to the
             Company.

10.1.12(a)   Agreement, dated July 24, 1996, between the Company and Toyota
             Motor Sales U.S.A., Inc.

10.1.13(a)   Non-employee Director Compensation Plan of the Company.

10.1.14(a)   Form of Agreement among the Company, certain of its affiliates and American Honda Motor Co., Inc.

10.1.15(a)   Form of Option Certificate of the Company in favor of Samuel X.
             DiFeo and Joseph C. DiFeo.

10.1.18(d)   Consulting Agreement, dated March 3, 1997, between the Company and Carl Spielvogel.

10.2.1(a)    Honda Automobile Dealer Sales and Service Agreement, including
             Standard Provisions.

10.2.2(a)    Lexus Dealer Agreement, including Standard Provisions.

10.2.3(a)    Mitsubishi Dealer Sales and Services Agreement, including
             Standard Provisions.

10.2.4(a)    BMW of North America, Inc. Dealer Agreement, including Standard
             Provisions.

10.2.5(a)    Suzuki Term Dealer Sales and Service Agreement, including
             Standard Provisions.

10.2.6(a)    Toyota Dealer Agreement, including Standard Provisions.

10.2.7(a)    General Motors Dealer Sales and Service Agreement, including
             Standard Provisions.

10.2.9(a)    Nissan Dealer Term Sales and Service Agreement, including
             Standard Provisions.

10.2.10(a)   Chrysler Corporation Term Sales and Service Agreement, including
             Standard Provisions.

10.2.15(a)   Hyundai Motor America Dealer Sales and Service Agreement,
             including Standard Provisions.

10.2.21      Isuzu Dealer Sales and Service Agreement, including
and .22(a)   Standard Provisions.

10.2.26(a)   Settlement Agreement, dated as of October 3, 1996, among the
             Company and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.

10.3.1       Ford Sales and Service Agreement, including Standard Provisions.

10.4.5(a)    Employment Agreement, dated as of August 1, 1995, between Landers
             Auto Sales, Inc. and Steve Landers.

10.5.13(a)   Employment Agreement, dated as of January 16, 1996, among the
             Company, UAG Atlanta, Inc. and John Smith.

10.8.1(a)    Stock Purchase Agreement, dated as of June 6, 1996, among the
             Company, UAG West, Inc., Scottsdale Jaguar, LTD., SA Automotive,
             LTD., SL Automotive, LTD., SPA Automotive, LTD., LRP, LTD., Sun
             BMW, LTD., Scottsdale Management Group, LTD., 6725 Dealership
             LTD. and certain parties named therein, as amended on October 21, 1996 by Amendment No. 1, Amendment No. 2 and Amendment No. 3.

10.8.3(a)    Form of Employment Agreement between the Company, UAG West, Inc., and Steven Knappenberger.

10.8.5(a)    Audi Dealer Agreement, including Standard Provisions.

10.8.6(a)    Acura Automobile Dealer Sales and Service Agreement, including
             Standard Provisions.

10.8.8(a)    Porsche Sales and Service Agreement, including Standard
             Provisions.

10.8.9(a)    Land Rover North America, Inc. Dealer Agreement, including
             Standard Provisions.

10.8.21(e)   Rolls-Royce Dealer Agreement.

10.11.1(b)   Agreement and Plan of Merger, dated December 16, 1996, among
             Crown Jeep Eagle, Inc., Berylson, Inc., Shannon Automotive, Ltd.,
             Kevin J. Coffey, Paul J. Rhodes, the Company, UAG Texas, Inc. and
             UAG Texas II, Inc.

10.13.1(d)   Stock Purchase Agreement, dated February 19, 1997, among the
             Company, UAG East, Inc., Amity Auto Plaza Ltd., Massapequa
             Imports Ltd., Westbury Nissan Ltd., Westbury Superstore Ltd., J&S
             Auto Refinishing Ltd., Florida Chrysler Plymouth Jeep Eagle Inc.,
             Palm Auto Plaza Inc., West Palm Infiniti Inc., West Palm Nissan
             Inc., Northlake Auto Finish Inc., John A. Staluppi and John A.
             Staluppi, Jr., as amended April 7, 1997 and April 30, 1997.

10.15.1(e)   Stock Purchase Agreement, dated April 12, 1997, among the
             Company, Gene Reed Chevrolet, Inc., Michael Chevrolet-Oldsmobile,
             Inc., Reed-Lallier Chevrolet, Inc., Gene Reed, Jr., Michael L.
             Reed, Michael G. Lallier, Deborah B. Lallier, John P. Jones,
             Charles J. Bradshaw, Charles J. Bradshaw, Jr., Julia D. Bradshaw and William B. Bradshaw, as amended May 31, 1997.

10.18.1(f)   Stock Purchase Agreement, dated July 25, 1997 among The Company,
             UAG Classic, Inc., Classic Auto Group, Inc., Cherry Hill Classic
             Cars, Inc., Classic Enterprises, Inc., Classic Buick, Inc.,
             Classic Chevrolet, Inc., Classic Management, Inc., Classic
             Turnersville, Inc., Classic Imports, Inc. and Thomas J. Hessert,
             Jr. (as amended).

10.19.1.1(f) Stock Purchase Agreement, dated as of September 25, 1997 among
             The Company, UAG Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young Management Group, Inc. and certain parties named therein.

10.19.1.2(f) Agreement and Plan of Merger, dated as of September 25, 1997 among The Company, UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Paramount Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc. and certain parties named therein.

18.1 Letter from Coopers & Lybrand L.L.P. regarding change in accounting principle.

21.1         Subsidiaries of the Company.

23.1         Consent of Coopers & Lybrand L.L.P.

27.1         December 31, 1997 Financial Data Schedule.

27.2         September 30, 1997 Financial Data Schedule, restated to reflect
             (i) a change in the Company's accounting for new vehicle inventories from LIFO to the Specific Identification method and
             (ii) basic and diluted earnings per share data as required by SFAS 128.

27.3 June 30, 1997 Financial Data Schedule, restated to reflect (i) a change in the Company's accounting for new vehicle inventories from LIFO to the Specific Identification method and (ii) basic and diluted earnings per share data as required by SFAS 128.

27.4 March 31, 1997 Financial Data Schedule, restated to reflect (i) a change in the Company's accounting for new vehicle inventories from LIFO to the Specific Identification method and (ii) basic and diluted earnings per share data as required by SFAS 128.

27.5 December 31, 1996 Financial Data Schedule, restated to reflect (i) a change in the Company's accounting for new vehicle inventories from LIFO to the Specific Identification method and (ii) basic and diluted earnings per share data as required by SFAS 128.

27.6 September 30, 1996 Financial Data Schedule, restated to reflect (i) a change in the Company's accounting for new vehicle inventories from LIFO to the Specific Identification method and (ii) basic and diluted earnings per share data as required by SFAS 128.




------------------------

     (a) Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-09429.

     (b) Incorporated herein by reference to the identically numbered exhibit to the Company's Current Report on Form 8-K filed on December 24, 1996, File No. 1-12297.

     (c) Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12297.

     (d) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-12297.

     (e) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-12297.

     (f) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-12297.



(d) Schedules - No Financial Statement Schedules are required to be filed as part of this Annual Report on Form 10-K.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 13, 1998.

                            UNITED AUTO GROUP, INC.

                           By: /s/ Marshall S. Cogan
                               ---------------------------------
                               Marshall S. Cogan
                               Chairman of the Board and
                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                                            Title                                      Date
---------                                            -----                                      ----

/s/ Marshall S. Cogan               Chairman of the Board and Chief Executive               April 13, 1998
---------------------------           Officer  (Principal Executive Officer)
Marshall S. Cogan

/s/ Samuel X. DiFeo                 President and Chief Operating Officer                   April 13, 1998
---------------------------          and Director
Samuel X. DiFeo

/s/ Karl H. Winters                 Executive Vice President and                            April 13, 1998
---------------------------         Chief Financial Officer
Karl H. Winters                     (Principal Financial Officer)


/s/ James R. Davidson               Executive Vice President - Accounting                   April 13, 1998
---------------------------         and Treasurer
James R. Davidson                   (Principal Accounting Officer)


/s/ Robert H. Nelson                Executive Vice President - Operations                   April 13, 1998
---------------------------         and Director
Robert H. Nelson

/s/ Richard Sinkfield               Executive Vice President - Administration               April 13, 1998
---------------------------         and Director
Richard Sinkfield

/s/ Michael R. Eisenson             Director                                                April 13, 1998
-----------------------
Michael R. Eisenson

/s/ John J. Hannan                  Director                                                April 13, 1998
---------------------------
John J. Hannan

/s/ Jules B. Kroll                  Director                                                April 13, 1998
---------------------------
Jules B. Kroll

/s/ John M. Sallay                  Director                                                April 13, 1998
---------------------------
John M. Sallay

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED AUTO GROUP, INC.
   Report of Independent Accountants...................................   F-2
   Consolidated Balance Sheets as of December 31, 1997 and 1996........   F-3
   Consolidated Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995.................................   F-4
   Consolidated Statements of Stockholders' Equity for the years
      ended December 31, 1997, 1996 and 1995...........................   F-5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995.................................   F-6
   Notes to Consolidated Financial Statements..........................   F-7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Princeton, New Jersey
February 27, 1998

                            UNITED AUTO GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


ASSETS
                                                               DECEMBER 31,
                                                           1997          1996
                                                           -----         ----
AUTO DEALERSHIPS
 Cash and cash equivalents                                   $94,435       $66,875
 Accounts receivable, net                                     92,601        52,018
 Inventories                                                 324,330       173,983
 Deferred tax assets                                          16,039         7,004
 Other current assets                                          4,374         4,819
                                                       ----------------------------
    Total current assets                                     531,779       304,699
Property and equipment, net                                   37,588        22,341
Intangible assets, net                                       326,774       177,194
Other assets                                                  42,322         6,587
                                                       ----------------------------
    TOTAL AUTO DEALERSHIP ASSETS                             938,463       510,821
                                                       ----------------------------
AUTO FINANCE
 Cash and cash equivalents                                     1,557         1,138
 Restricted cash                                               3,547         1,850
 Finance assets, net                                          30,408        12,476
 Other assets                                                  1,687         1,959
                                                       ----------------------------
    TOTAL AUTO FINANCE ASSETS                                 37,199        17,423
                                                       ----------------------------
    TOTAL ASSETS                                            $975,662      $528,244
                                                       ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
AUTO DEALERSHIPS
 Floor plan notes payable                                   $328,203      $170,170
 Short-term debt                                               6,069         6,069
 Accounts payable                                             30,199        22,187
 Accrued expenses                                             52,180        19,680
 Current portion of long-term debt                             9,981         5,444
                                                       ----------------------------
    Total current liabilities                                426,632       223,550
Long-term debt                                               238,550        11,121
Due to related party                                             616         1,334
Deferred tax liabilities                                       4,709         4,867
                                                       ----------------------------
    TOTAL AUTO DEALERSHIP LIABILITIES                        670,507       240,872
                                                       ----------------------------
AUTO FINANCE
 Short-term debt                                                 387         1,001
 Accounts payable and other liabilities                        4,211         1,870
                                                       ----------------------------
    TOTAL AUTO FINANCE LIABILITIES                             4,598         2,871
                                                       ----------------------------
Commitments and contingent liabilities
STOCKHOLDERS' EQUITY
 Voting Common Stock                                               2             2
 Non-voting Common Stock                                           -             -
 Additional paid-in-capital                                  310,373       284,502
 Retained earnings (accumulated deficit)                      (9,818)           (3)
                                                       ----------------------------
    TOTAL STOCKHOLDERS' EQUITY                               300,557       284,501
                                                       ----------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $975,662      $528,244
                                                       ============================

                See Notes to Consolidated Financial Statements.

                            UNITED AUTO GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)


                                                                         YEARS ENDED DECEMBER 31,
                                                                       1997         1996          1995
                                                                       ----         ----          ----
AUTO DEALERSHIPS
 Vehicle sales                                                      $1,827,609   $1,164,569      $716,394
 Finance and insurance                                                  68,754       43,574        29,806
 Service and parts                                                     190,785       93,888        59,421
                                                                 -----------------------------------------
    Total revenues                                                   2,087,148    1,302,031       805,621
 Cost of sales, including floor plan interest                        1,830,086    1,156,459       720,634
                                                                 -----------------------------------------
    Gross profit                                                       257,062      145,572        84,987
 Selling, general and administrative expenses                          255,066      124,244        90,586
                                                                 -----------------------------------------
 Operating income (loss)                                                 1,996       21,328        (5,599)
 Other interest expense                                                (14,071)      (4,398)       (1,438)
 Other income (expense), net                                               297        2,506         2,208
                                                                 -----------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES - AUTO DEALERSHIPS                   (11,778)      19,436        (4,829)
                                                                 -----------------------------------------
AUTO FINANCE
 Revenues                                                                2,615        1,798           530
 Interest expense                                                       (1,014)        (421)         (174)
 Operating and other expenses                                           (5,336)      (2,867)       (1,738)
                                                                 -----------------------------------------
LOSS BEFORE INCOME TAXES - AUTO FINANCE                                 (3,735)      (1,490)       (1,382)
                                                                 -----------------------------------------
TOTAL COMPANY
 Income (loss) before minority interests, income tax
  (provision) benefit and extraordinary item                           (15,513)      17,946        (6,211)
 Minority interests                                                       (138)      (3,306)          366
 Income tax (provision) benefit                                          5,511       (6,606)        2,191
                                                                 -----------------------------------------
Income (loss) before extraordinary item                                (10,140)       8,034        (3,654)
Extraordinary item (net of income tax benefit of $2,685)                     -       (4,987)            -
                                                                 =========================================
Net income (loss)                                                     $(10,140)      $3,047       $(3,654)
                                                                 =========================================
Basic income (loss) before extraordinary item per
   common share                                                         $(0.56)       $0.79        $(0.74)
                                                                 =========================================
Basic net income (loss) per common share                                $(0.56)       $0.30        $(0.74)
                                                                 =========================================
Income (loss) before extraordinary item per diluted common
   share                                                                $(0.54)       $0.74        $(0.67)
                                                                 =========================================
Net income (loss) per diluted common share                              $(0.54)       $0.28        $(0.67)
                                                                 =========================================
Shares used in computing basic per share data                           18,227       10,144         4,932
                                                                 =========================================
Shares used in computing diluted per share data                         18,607       10,851         5,482
                                                                 =========================================

                See Notes to Consolidated Financial Statements.

                            UNITED AUTO GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in Thousands)

                                                   CLASS A             VOTING AND
                                                CONVERTIBLE            NON-VOTING
                                              PREFERRED STOCK         COMMON STOCK
                                              ---------------         ------------
                                                                                                         RETAINED
                                                                                          ADDITIONAL     EARNINGS        TOTAL
                                             ISSUED                  ISSUED                 PAID-IN    (ACCUMULATED   STOCKHOLDERS'
                                             SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL       DEFICIT)       EQUITY
                                             ------      ------      ------      -----      -------       -------         -----
Balances, December 31, 1994                1,971,611         $1    1,529,236         $1      $30,827           $604      $31,432
Issuance of stock for cash                 1,679,118          -    1,053,549          -       23,921              -       23,921
Net loss                                           -          -            -          -            -         (3,654)      (3,654)
                                          ---------------------------------------------------------------------------------------


Balances, December 31, 1995                3,650,729          1    2,582,785          1       54,748         (3,050)      51,699
Issuance of stock, primarily for           1,576,617          -    1,010,965          -       22,854              -       22,854
   acquisitions
Preferred stock conversion                (5,227,346)        (1)   5,227,346          -            1              -            1
Issuance of common stock in minority
    exchanges                                      -          -    1,113,841          -       34,015              -       34,015
Issuance of stock in initial public                -          -    6,250,000          1      170,410              -      170,411
      offering
Issuance of stock on exercise of warrants          -          -    1,109,491          -        2,769              -        2,769
Issuance of stock on exercise of stock
      options                                      -          -       46,500          -          884              -          884
Repurchase of common stock                         -          -      (46,000)         -       (1,179)             -       (1,179)
Net income                                         -          -            -          -            -          3,047        3,047
                                          ---------------------------------------------------------------------------------------


Balances, December 31, 1996                        -          -   17,294,928          2      284,502             (3)     284,501
Issuance of stock for acquisitions                 -          -    1,497,218          -       27,986              -       27,986
Issuance of stock - exercise of stock
   options                                         -          -      503,000          -        6,706                       6,706
Repurchase of common stock                         -          -     (397,000)         -       (8,821)             -       (8,821)
Unrealized gain on marketable securities
    -UnitedAuto Finance                            -          -            -          -            -            325          325
Net loss                                           -          -            -          -            -        (10,140)     (10,140)
                                          ---------------------------------------------------------------------------------------


Balances, December 31, 1997                        -         $-   18,898,146         $2     $310,373        $(9,818)    $300,557
                                          =======================================================================================

                See Notes to Consolidated Financial Statements.

                            UNITED AUTO GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------

                                                              1997                       1996                     1995
                                                     -----------------------    ---------------------   ----------------------
                                                        AUTO           AUTO        AUTO        AUTO         AUTO         AUTO
                                                     DEALERSHIPS     FINANCE    DEALERSHIPS   FINANCE   DEALERSHIPS    FINANCE
                                                     -----------     -------    -----------   -------   -----------    -------
OPERATING ACTIVITIES:
 Net income (loss)                                        $(7,731)   $(2,409)       $3,989     $(942)       $(2,760)     $(894)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization                           9,100        580         5,325     2,472          2,536        284
    Fourth quarter charge                                  30,660      1,000             -         -              -          -
    Deferred income tax benefit                            (9,193)         -         2,401         -         (2,374)         -
    Related party interest income                               -          -        (2,580)        -         (3,039)         -
    Gain on sales of loans                                      -       (101)            -      (800)             -       (129)
    Loans originated                                            -   (193,774)            -   (75,440)             -    (18,769)
    Loans repaid or sold                                        -    175,751             -    72,659              -     11,236
    Minority interests                                        138          -         3,306         -           (366)         -
 Changes in operating assets and liabilities:
    Finance subsidiary assets                                   -     (2,208)            -    (3,346)             -          -
    Accounts receivable                                    (8,317)         -        (6,480)        -         (1,524)         -
    Inventories                                           (39,280)         -       (10,581)        -         16,319          -
    Floor plan notes payable                               37,210          -        25,548         -        (14,753)         -
    Accounts payable and accrued expenses                   2,433        906           (60)      385          5,240        302
    Other                                                   3,269        318         2,374    (1,566)         1,417        (77)
                                                    ---------------------------------------------------------------------------
       Net cash provided by (used in) operating
           activities                                      18,289    (19,937)       23,242    (6,578)           696     (8,047)
                                                    ---------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchase of equipment and improvements                   (11,915)      (246)       (6,457)     (314)        (1,496)      (243)
 Dealership acquisitions                                 (139,639)         -       (98,812)        -        (19,921)         -
 Investment in auto finance subsidiary                    (21,468)    21,468       (12,582)   12,582         (4,592)     4,592
 Other investments                                              -          -        (3,726)   (1,417)        (4,135)         -
                                                    ---------------------------------------------------------------------------
       Net cash provided by (used in) investing
           activities                                    (173,022)    21,222      (121,577)   10,851        (30,144)     4,349
                                                    ---------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of stock                            4,772          -       195,818         -         25,220          -
 Repurchase of common stock                                (8,821)         -        (1,179)        -              -          -
 Proceeds from borrowings of long-term debt               252,999          -        20,092         -         16,300          -
 Deferred financing costs                                 (10,689)         -        (1,011)        -         (2,549)         -
 Net repayments of short-term debt                           (400)         -       (10,118)        -         (3,863)         -
 Payments of long-term debt and capital leases            (54,850)         -       (43,314)        -         (2,073)         -
 Advances from (to) affiliates, net                          (718)         -           225         -            359          -
 Borrowings of warehouse credit line                            -     51,749             -    56,762              -     14,202
 Payments of warehouse credit line                              -    (52,615)            -   (60,428)             -    (10,005)
                                                    ---------------------------------------------------------------------------
       Net cash provided by (used in) financing
           activities                                     182,293       (866)      160,513    (3,666)        33,394      4,197
                                                    ---------------------------------------------------------------------------
       Net increase in cash and cash equivalents           27,560        419        62,178       607          3,946        499
Cash and cash equivalents, beginning of year               66,875      1,138         4,697       531            751         32
                                                    ===========================================================================
Cash and cash equivalents, end of year                    $94,435     $1,557       $66,875    $1,138         $4,697       $531
                                                    ===========================================================================

                See Notes to Consolidated Financial Statements.

                            UNITED AUTO GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, Except Per Share Amounts)


1. ORGANIZATION

United Auto Group, Inc. ("UAG" or the "Company") is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. Through its wholly-owned consumer finance subsidiary, UnitedAuto Finance Inc. ("UnitedAuto Finance"), UAG also purchases, sells and services financing contracts on new and used vehicles originated by both UAG and third party dealerships.

As discussed in Note 5, the Company completed a number of acquisitions during the three years in the period ended December 31, 1997.

In October 1996, The Company consummated an initial public offering of 6,250,000 shares of its common stock (the "IPO"). Net proceeds from the IPO amounted to $170,410, which were used to prepay outstanding indebtedness, fund certain acquisitions, fund the expansion of UnitedAuto Finance and for working capital purposes.

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

2. CHANGE IN ACCOUNTING PRINCIPLE

In 1997, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method. Management believes the specific identification method (i) more accurately matches revenues with costs, (ii) more accurately reflects the current market value of new vehicle inventories and (iii) will provide for a more meaningful comparison of the Company's operating results and financial position with that of its competition. This change in accounting principle has been applied by retroactively restating the Company's financial statements for prior years. The effect of the change in accounting principle was to increase income before extraordinary item and net income by $573 ($0.05 per diluted share) in 1996 and to decrease income before extraordinary item and net income by $188 ($0.03 per diluted share) in 1995.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)

3. UNUSUAL ITEMS

During the fourth quarter of 1997, the Company recorded a $31,660 pre-tax charge. The charge included costs associated with (i) the divestiture of automotive franchises, (ii) the closure of three stand-alone used vehicle satellite locations in Arkansas and the disposal of related inventory, (iii) the implementation of a new policy to more efficiently manage the Company's working capital invested in retail inventory, (iv) excess real estate, (v) the write-off of non-performing assets and (vi) certain corporate consulting agreements. Costs associated with the pre-tax charge amounting to $9,800 and $20,900 have been reflected in cost of goods sold and selling, general and administrative expenses, respectively, in the Consolidated Statements of Operations. In addition, $1,000 has been reflected in the results of UnitedAuto Finance.

During 1995, the Company undertook a restructuring of its then unprofitable DiFeo Group. Such restructuring included the termination of certain unprofitable franchises, a reduction in personnel and the liquidation of outdated inventory. Costs associated with this restructuring, relating primarily to severance, were approximately $500 and $680 for the years ended December 31, 1996 and 1995, respectively.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, finance assets, interest rate hedge agreements and debt, including floor plan notes payable. The carrying amount of financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


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

Revenue Recognition - Auto Finance

Revenue from finance receivables is recognized over the term of the contract using the interest method. Certain loan origination costs are deferred and amortized over the term of the related receivable as a reduction in financing revenue. Generally, finance receivables are accumulated by the Company and are periodically sold into a commercial paper conduit or to a financial institution. Interest income is recognized based on the daily principal balance of the receivables outstanding. An allowance for financing losses on receivables may be provided for the period from the date of origination to the date of sale. Revenue is recognized upon the sale of the finance receivables. Contractual servicing fees on loans sold are recognized as earned and ancillary loan fees are recognized as collected.

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined by the following methods:

Inventory Component                                   Valuation Method
-------------------                                   ----------------
New vehicles                                          Specific identification
Used vehicles                                         Specific identification
Parts, accessories and other                          Factory list price

New vehicle and parts inventories are purchased primarily from vehicle manufacturers.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives, primarily using the straight-line method. Useful lives for purposes of computing depreciation are:

Leasehold improvements and equipment under - Economic life or life of the
   capital lease                               whichever is shorter.
Equipment, furniture and fixtures                - 5 to 7 years

Expenditures for betterments that increase the useful life or substantially increase the serviceability of an existing asset are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the Consolidated Statements of Operations.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") which requires an asset and liability approach to accounting for income taxes. Deferred tax assets or liabilities are computed based upon the difference between financial reporting and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided when it is more likely than not that taxable income will not be sufficient to fully realize deferred tax assets.

Intangible Assets

Intangible assets of $326,774, consisting primarily of excess of cost over the fair value of net assets acquired in purchase business combinations, are being amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization at December 31, 1997 amounted to $10,192. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $6,300, $1,712 and $904, respectively.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including intangibles, is reviewed if the facts and circumstances, such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. The Company performs its review by comparing the book value of long-lived assets to the estimated undiscounted cash flows relating to such assets. If any impairment in the value of the long-lived assets is indicated, the carrying value of the long-lived assets is adjusted to reflect such impairment calculated based on the discounted cash flows of the impaired assets or the assets fair value, as appropriate.

Auto Finance - Finance Assets

Finance receivables, consisting of retail vehicle loans purchased by UnitedAuto Finance, are accumulated in pools and sold either to financial institutions or into commercial paper conduits. Prior to their sale, these contracts are carried at the lower of their principal balance outstanding or their market value. Market value is estimated based on the characteristics of the finance receivable held for sale and the terms of recent sales of similar finance receivables. Periodically, UnitedAuto Finance repurchases the pools of finance receivables from the financial institutions or commercial paper conduits and sells them in a term securitization through special purpose subsidiaries (a "Securitization"). In connection with each Securitization, UnitedAuto Finance retains the servicing rights and an interest in the sold receivables, and is paid a servicing fee which is recognized as collected over the remaining term of the receivables.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)



Pursuant to agreements covering the sale of finance receivables to financial institutions or into commercial paper conduits, UnitedAuto Finance is required to hedge each such pool to provide protection relating to the pool's net yield. The notional amounts of outstanding hedges entered into to hedge pools of finance receivables were $42,837 and $37,612 at December 31, 1997 and 1996, respectively. The fair value of such hedge agreements represented unrecorded liabilities of $721 and $288 as of December 31, 1997 and 1996, respectively.

UnitedAuto Finance has credit and interest rate risk exposure on finance receivables held for sale. Accordingly, UnitedAuto Finance has a program of credit review prior to final approval of specific loans and maintains reserves as appropriate. Interest rate risk is mitigated by the short period of time that receivables are held. From time to time, while finance receivables are being accumulated for sale, they may be pledged against a liquidity credit line established by UnitedAuto Finance.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts which require the use of significant estimates are accounts receivable, inventories, income taxes, intangible assets, finance assets and accrued expenses.

Advertising

Advertising costs are expensed as incurred. The Company incurred advertising costs of $25,075, $14,217 and $10,705 for the years ended December 31, 1997, 1996 and 1995, respectively.

Net Income (loss) per Common Share

Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of stock options, warrants and preferred stock.

Reclassifications

In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's December 31, 1996 financial statements to conform to the current year presentation.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


5. BUSINESS COMBINATIONS

During 1997 and 1996, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

Acquisitions Completed During 1997

In December 1997, the Company acquired the Triangle Group, located in Puerto Rico, for $12,800 in cash.

In May 1997, the Company acquired the Gene Reed Automotive Group, located in North and South Carolina, for $34,000, consisting of $17,000 in cash, $4,000 of promissory notes and $13,000 of UAG common stock. The acquisition agreement provides for an additional contingent cash payment to the extent that the UAG common stock has an aggregate market value of less than $13,000 on the date it becomes freely tradable.

In April 1997, the Company acquired the Staluppi Automotive Group (the "Staluppi Group"), located in New York and Florida, for $49,614, consisting of $25,450 in cash, $21,864 of promissory notes and $2,300 of UAG common stock. In addition, if the Staluppi Group achieves certain levels of annual pre-tax earnings during any of the next three years, the Company will be required to make additional payments.

In April 1997, the Company acquired Gary Hanna Nissan, Inc., located in Las Vegas Nevada, for $13,740, consisting of $7,000 in cash, $1,240 of promissory notes and $5,500 of UAG common stock. The acquisition agreement provides for an additional contingent cash payment to the extent that the UAG common stock has an aggregate market value of less than $6,000 on the date it becomes freely tradable.

In February 1997, the Company acquired Shannon Automotive Limited, located in the Houston area, for $7,000 in cash and 335,329 shares of UAG common stock.

During the year ended December 31, 1997, the Company also acquired (i) Covington Pike Dodge, located in Memphis Tennessee, (ii) Central Ford, located in Little Rock Arkansas, (iii) Shreveport Dodge, located in Shreveport Louisiana, (iv) Stone Mountain Chyrsler-Plymouth Jeep-Eagle, located in Stone Mountain Georgia and (v) the Lance Landers dealerships, located in Benton Arkansas. The Company paid $15,500 in cash in consideration for such acquisitions.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


Acquisitions Completed During 1996

In October 1996, the Company acquired substantially all of the Sun Group, located in the Phoenix area, for a total of $24,666 payable in cash plus the assumption of $4,929 of indebtedness. If the Sun Group achieves certain levels of annual pre-tax earnings for the two-year period ending October 31, 1998, the Company will be required to make additional payments.

During the year ended December 31, 1996, the Company also acquired (i) the Evans Group (ii) Standefer Motor Sales, Inc. (iii) Hickman Nissan, Inc. (iv) Steve Rayman Nissan, Inc. and (v) Atlanta Toyota, each of which is located in the Atlanta area. The Company issued $4,400 of seller financed notes payable and paid $61,800 in cash in consideration for such acquisitions.

Pro Forma Results of Operations

The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 1997 and 1996 give effect to (i) acquisitions consummated during 1997 and 1996 and (ii) the offering of the Company's Senior Subordinated Notes due 2007 as if they had occurred on January 1, 1996.

                                                                                    YEAR ENDED
                                                                               1997            1996
                                                                               ----            ----
Revenues                                                                     $2,564,164     $2,573,648
Income (loss) before minority interests and income tax provision                (22,650)        26,285
Net income (loss)                                                               (13,501)        15,471
Net income (loss) per diluted common share                                        (0.71)          0.81


Pending Acquisitions

In December 1997, the Company entered into a definitive agreement to acquire the New Graceland Dodge ("Graceland"), located in Memphis Tennessee, for $5,500 in cash. The acquisition of Graceland closed in February 1998.

In November 1997, the Company entered into a definitive agreement to acquire the Skelton Automotive Group ("Skelton"), located in Memphis Tennessee. Consideration for the purchase amounts to $16,500, including $14,700 in cash and $1,800 of seller financed promissory notes. The acquisition of Skelton closed in January 1998.

In September 1997, the Company entered into a definitive agreement to acquire the Young Automotive Group ("Young"), with operations in North Carolina, South Carolina, Florida, Illinois and Indiana. The aggregate consideration for the acquisition amounts to $68,600, consisting of $50,000 in cash, 1,040,039 shares of UAG common stock and $7,000 of seller financed promissory notes. The Company agreed to make a contingent payment in cash or stock to the extent the shares issued in connection with this transaction have an aggregate market value of less than $27,000 on the date they become freely tradable. The acquisition of Young closed in February 1998, pending manufacturer approval relating to certain franchises.

In July 1997, the Company entered into a definitive agreement to acquire the Classic Automotive Group ("Classic") in New Jersey. The aggregate consideration for the acquisition was $28,700, consisting of $28,000 in cash and $700 of UAG common stock. The acquisition of Classic closed in February 1998, pending manufacturer approval relating to certain franchises.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


6. INVENTORIES

Inventories consisted of the following:

                                                                        DECEMBER 31,
                                                                     1997            1996
                                                                     ----            ----
New vehicles                                                         $232,804        $114,542
Used vehicles                                                          74,285          50,060
Parts, accessories and other                                           17,241           9,381
                                                               -------------------------------
    Total Inventories                                                $324,330        $173,983
                                                               ===============================

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                      DECEMBER 31,
                                                                    1997        1996
                                                                    ----        ----
Furniture, fixtures and equipment                                   $18,202      $9,742
Equipment under capital lease                                         4,280       2,201
Leasehold improvements                                               21,546      14,024
                                                               -------------------------
 Total                                                               44,028      25,967
    Less: Accumulated depreciation and amortization                   6,440       3,626
                                                               -------------------------
      Property and equipment, net                                   $37,588     $22,341
                                                               =========================

Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was $2,800, $1,888 and $1,632, respectively. Accumulated amortization at December 31, 1997 and 1996 on equipment under capital lease, included in accumulated depreciation and amortization above, amounted to $830 and $1,072, respectively.

8. FLOOR PLAN NOTES PAYABLE

The Company's automobile dealerships have "floor plan" agreements with several finance companies to finance the purchase of their automobile inventory. Floor plan notes payable consisted of the following:

                                                                                                DECEMBER 31,
                                                                                             1997         1996
                                                                                             ----         ----
     Chrysler Financial Corporation, interest - 8.26% and 8.16% at December 31, 1997
        and 1996, respectively.                                                             $215,902     $114,533
     World Omni Corp., interest - 8.26% and 7.94% at December 31, 1997 and 1996,
        respectively.                                                                         91,388       18,512
     Other, interest - between 7.87% and 8.97% at December 31, 1997 and between 7.75%
        and 9.25% at December 31, 1996.                                                       20,913       37,125
                                                                                       ---------------------------
         Total floor plan notes payable                                                     $328,203     $170,170
                                                                                       ===========================

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


The floor plan agreements grant a security interest in substantially all of the dealerships assets and require the repayment of debt after a vehicle's sale. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates. The weighted average interest rate on floor plan borrowings was 8.2%, 8.3% and 8.9% for the years ended December 31, 1997, 1996 and 1995, respectively.

9. SHORT-TERM DEBT

The Company and Chrysler Financial Corporation ("CFC") are party to a short-term debt agreement which shares in the security interest granted under the floor plan arrangement at one of the Company's dealerships. The agreement permits borrowings, subject to a formula based on parts and used vehicle collateral, up to a maximum of $10,000, and includes covenants that require the maintenance of tangible net worth and other financial ratios. At December 31, 1997, $6,069 was outstanding under this agreement. Interest on borrowings under this agreement are based on LIBOR plus 2.25%. The CFC agreement replaced an agreement with GMAC with similar terms. At December 31, 1996, $6,069 was outstanding under the GMAC agreement. The borrowing rate at December 31, 1997 and 1996 under these agreements was 8.26% and 9.50%, respectively. The weighted average interest rate on short-term borrowings was 8.15% and 9.89% for the years ended December 31, 1997 and 1996, respectively.

In addition, UnitedAuto Finance maintained a $5,000 loan arrangement with a bank (the "Loan Arrangement") for the purpose of purchasing finance receivables. Under the terms of the Loan Agreement, the amount borrowed by UnitedAuto Finance could not exceed 95% of the outstanding principal balance of eligible receivables pledged to secure the loan. The Loan Arrangement expired on October 30, 1997. The amount outstanding under the Loan Arrangement as of December 31, 1996 was $748. On February 26, 1998, UnitedAuto Finance established a new $5,000 loan arrangement with another bank with terms and conditions similar to the Loan Arrangement.

10. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                                DECEMBER 31,
                                                                                               1997         1996
                                                                                               ----         ----
Series A and B Senior Subordinated Notes due 2007, less net unamortized discount of
   $1,744 at December 31,1997                                                                  $198,256     $     -
Seller financed promissory notes payable through 2002, weighted average interest - 7.22%
   and 8.5% at December 31, 1997 and 1996, respectively.                                         36,096       6,990
Term loans, weighted average interest - 8.26% and 9.25% at December 31, 1997 and
   1996, respectively.                                                                            3,266       3,458
Capitalized lease obligations                                                                     3,867       4,832
Other installment loans                                                                           7,046       1,285
                                                                                          --------------------------
   Total long-term debt                                                                         248,531      16,565
   Less: Current portion                                                                          9,981       5,444
                                                                                          --------------------------
   Net long-term debt                                                                          $238,550     $11,121
                                                                                          ==========================

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

1998                                                             $9,981
1999                                                              8,807
2000                                                             15,020
2001                                                              1,777
2002                                                             11,644
2003 and thereafter                                             201,302
                                                             -----------
    Total long-term debt                                       $248,531
                                                             ===========

On July 23, 1997, the Company completed the sale of $150,000 aggregate principal amount of 11% Senior Subordinated Notes due 2007 (the "Series A Notes"). On September 16, 1997, the Company completed the sale of an additional $50,000 aggregate principal amount of 11% Senior Subordinated Notes due 2007, Series B (together with the Series A Notes the "Notes"). The sale of the Notes were exempt from registration under the Securities Act of 1933 pursuant to Rule 144A thereunder. Proceeds from the offering of the Notes after issue discount, discount to initial purchasers and transaction costs amounted to approximately $189,469.

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

In March 1997, the Company entered into a $50,000 senior credit facility (as amended, the "Senior Credit Facility"), with a group of banks, which was to be used principally for acquisitions. The Senior Credit Facility provides for borrowings on a revolving basis of up to $50,000, bears interest at LIBOR plus 2.75% and matures in March 2000. Pursuant to the terms of the Senior Credit Facility, the Company is required to pay certain fees relating to outstanding letters of credit and unused commitments. There were no amounts borrowed against the Senior Credit Facility as of December 31, 1997.

The Senior Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including cash interest expense coverage, debt service coverage, debt to earnings ratios and a minimum net worth covenant. The Senior Credit Facility also contains typical events of defaults including change of control, material adverse change and non-payment of obligations. On February 27, 1998, the Company replaced the Senior Credit Facility with a new credit agreement (the "Credit Agreement"), which provides for up to $75,000 in term loans, revolving loans and letters of credit, to be used principally for acquisitions. The Credit Agreement matures in three years and contains conditions, covenants and events of default similar to those included in the terminated Senior Credit Facility.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)

During 1995, the Company issued indebtedness (the "Old Notes") that was due in 2003, which were redeemed in October 1996 with a portion of the proceeds from the IPO. The redemption of the Old Notes resulted in an extraordinary pre-tax loss of $7,672, due to (i) a 10% call premium, (ii) the write-off of original issue discount and (iii) the write-off of deferred financing costs. The Old Notes also contained detachable warrants that granted the holders the option to purchase UAG Common Stock at $0.01 per share. Upon the consummation of the IPO, 1,109,491 shares of UAG Common Stock were issued in a cash-less exchange for all of the then outstanding warrants. The settlement of the warrants resulted in a $2,769 increase to the Company's stockholders' equity.

11. OPERATING LEASE OBLIGATIONS

The Company leases its dealership facilities and corporate office under non-cancelable operating lease agreements, which expire on various dates through 2017. Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 1997 are as follow:

1998                                                                $21,567
1999                                                                 21,436
2000                                                                 20,941
2001                                                                 20,789
2002                                                                 19,632
2003 and thereafter                                                 198,247
                                                               -------------
                                                                   $302,612
                                                               =============

Rent expense for the years ended December 31, 1997, 1996, and 1995 amounted to $17,674, $8,729 and $7,113, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company. Of the total rental payments, $10,911, $5,240 and $4,502, respectively, were made to related parties.

12. RELATED PARTY TRANSACTIONS

The Company is the tenant under a number of non-cancelable lease agreements with employees of the Company. The Company believes all such leases are on terms no less favorable to the Company than would be obtained through arm's-length negotiations with unaffiliated third parties.

As of January 1, 1997, the Company entered into an agreement whereby the Company's exposures with respect to the majority of the extended service contracts sold by UnitedAuto Care are to be assumed by an affiliate of a major stockholder in exchange for certain fees. It is the Company's belief that the fees relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. Aggregate fees paid by the Company during 1997 relating to this agreement totaled approximately $3,154.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


At December 31, 1995, the Company was owed $14,578 by minority or former minority shareholders and certain of their related entities. This indebtedness to the Company arose from advances to these shareholders for certain business acquisitions and from working capital advances to dealerships owned by those shareholders in which the Company has no ownership. Interest income on such advances, amounting to $2,580 and $3,039 in 1996 and 1995, respectively, has been reflected in other income (expense), net in the accompanying Consolidated Statements of Operations.

From time to time, the Company pays and/or receives fees from certain major stockholders for services rendered in the normal course of business. These transactions reflect the providers' cost or an amount mutually agreed upon by both parties. It is the Company's belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. Aggregate (income) expense relating to such transactions of $(2,118), $225 and $359 for the years ending December 31, 1997, 1996 and 1995, respectively, has been reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 1997 and 1996, the Company owes $616 and $1,334, respectively, for such services.

13. STOCK COMPENSATION PLANS

During 1996, the Company's Board of Directors and stockholders adopted a Stock Option Plan and granted options to certain employees. Under the Stock Option Plan, all full-time employees of the Company and its subsidiaries and affiliates are eligible to participate. During 1997, the Company granted options to purchase 594,800 shares at the fair market value of the Company's stock on the date of the grant. As of December 31, 1997, the aggregate number of shares of Common Stock for which stock options may be granted under the Stock Option Plan may not exceed 1,500,838. As of December 31, 1997, 333,413 shares of Common Stock were available for the grant of options under the Stock Option Plan. Presented below is a summary of the status of stock options held by eligible employees during 1997 and 1996:

                                            YEAR ENDED DECEMBER 31,
                                       1997                        1996
                                       ----                        ----
                                               WEIGHTED                    WEIGHTED
                                               AVERAGE                     AVERAGE
                                               EXERCISE                    EXERCISE
STOCK OPTIONS                   SHARES          PRICE         SHARES        PRICE
------------------------------------------------------------------------------------
Options outstanding at
   beginning of year            1,026,500        $13.90       127,200        $12.50
Granted                           594,800         18.98       945,800         14.22
Exercised                         503,000         10.34        46,500         10.00
Forfeited                          39,325         11.41             -             -
                             -------------------------------------------------------
Options outstanding at end
   of year                      1,078,975        $18.45     1,026,500        $13.90
                             =======================================================

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


A portion of the options granted in 1996 retroactively vested to dates prior to the date of grant. Prior to the adoption of the Stock Option Plan, options had been granted to purchase 127,200 shares of the Company's Common Stock under an employment agreement at an exercise price of twelve dollars and fifty cents per share. These options were replaced prior to the Company's IPO with options that vest and become exercisable over four years on a schedule similar to the previously granted options. In addition, during 1996 the Company granted 272,800 more options to purchase shares of Common Stock at an exercise price of ten dollars per share.

The following table summarizes the status of UAG's employee stock options outstanding and exercisable at January 1, 1998:

                                                                  STOCK OPTIONS
                 STOCK OPTIONS OUTSTANDING                        EXERCISABLE
            -------------------------------------------    ----------------------------
                            WEIGHTED
                             AVERAGE          WEIGHTED                      WEIGHTED
                            REMAINING         AVERAGE                       AVERAGE
                           CONTRACTUAL        EXERCISE                      EXERCISE
       SHARES                 LIFE             PRICE          SHARES         PRICE
---------------------------------------------------------------------------------------
          250,000                7.7          $30.00       137,500          $30.00
          316,400                8.8           10.00       215,700           10.00
          512,575                9.6           18.04        75,700           17.00
==================                                    =============
        1,078,975                                          428,900
==================                                    =============

The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"). Had the Company elected to recognize compensation expense for stock options based on the fair value at the grant dates of awards, net income and earnings per share would have been as follows:


                                                        YEAR ENDED DECEMBER 31,
                                                           1997          1996
                                                           ----          ----
Income (loss) before extraordinary item                   $(10,760)     $7,094
Income (loss) before extraordinary item per diluted share    (0.59)       0.65

Net income (loss)                                          (10,760)      2,107
Net income (loss) per diluted share                          (0.59)       0.19

The weighted average fair value of the Company's stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: no dividend yield; expected volatility of 30%; a risk-free interest rate of 7% and expected lives of five years. The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 is $4.74 and $4.23 per share, respectively.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)



14.   STOCKHOLDERS' EQUITY

At December 31, 1997 and 1996, the following classes of stock are authorized, issued or outstanding (share amounts in thousands):

     Class A Convertible Preferred Stock, $0.0001 par value; retired in 1996.                         $-           $-
     Preferred Stock, $0.0001 par value; 100 shares authorized, none issued and                        -            -
         outstanding
     Voting Common Stock, $0.0001 par value, 40,000 shares authorized; 18,736 shares issued, including 443 treasury shares, at December 31, 1997; 16,736 shares
         issued, including 46 treasury shares, at December 31, 1996.                                   2            2
     Non-voting Common Stock,  $0.0001 par value, 1,125 shares  authorized;  605 issued and
         outstanding at December 31, 1996 and 1995.                                                    -            -
     Class C Common Stock,  $0.0001 par value,  20,000 shares  authorized;  none issued and
         outstanding                                                                                   -            -
     Additional paid-in-capital                                                                  310,373      284,502
     Retained earnings (accumulated deficit)                                                      (9,818)          (3)
                                                                                            --------------------------
         Total stockholders' equity                                                             $300,557     $284,501
                                                                                            ==========================

In December 1996, the Board of Directors authorized a program to repurchase the Company's common stock, spending up to a maximum of $10,000. The repurchase program was completed during 1997, pursuant to which the Company repurchased a total of 443,000 shares at an average price per share of $22.57.

Concurrent with the IPO, all 5,227,346 outstanding shares of Class A Convertible Preferred Stock converted into an equal number of shares of Common Stock and 1,113,841 shares of Common Stock were issued in an exchange for the minority interests then outstanding. In addition, the Company became authorized to issue up to 100,000 shares of a new series of Preferred Stock, with rights, preferences and privileges thereon to be determined by the Board of Directors. The Company also became authorized to issue up to 20,000,000 shares of Class C Common Stock. No such Preferred or Class C Common Stock has been issued as of December 31, 1997.

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)

15. INCOME TAXES

The income tax (provision) benefit consisted of the following:

                                                                        YEAR ENDED DECEMBER 31,
                                                                    1997          1996          1995
                                                                    ----          ----          ----
Current:
 Federal                                                                  $-        $(187)            $-
 State and local                                                     (1,932)         (997)          (285)
                                                               ------------------------------------------
    Total current                                                    (1,932)       (1,184)          (285)
                                                               ------------------------------------------
Deferred:
 Federal                                                               4,456       (5,422)         2,476
 State and local                                                       2,987             -             -
                                                               ------------------------------------------
    Total deferred                                                     7,443       (5,422)         2,476
                                                               ------------------------------------------
Income tax (provision) benefit before extraordinary item               5,511       (6,606)         2,191
Income tax benefit from extraordinary item                                -          2,685             -
                                                               ------------------------------------------
Income tax (provision) benefit                                        $5,511      $(3,921)        $2,191
                                                               ==========================================

The income tax (provision) benefit varied from the U.S. federal statutory income tax rate due to the following:

                                                                              YEARS ENDED DECEMBER 31,
                                                                            1997        1996         1995
                                                                            ----        ----         ----
Income tax (provision) benefit at Federal statutory rate of 35%.             $5,479    $(5,142)       $2,046
State and local income taxes, net of federal benefit                            720       (892)        (186)
Non-deductible amortization of goodwill                                       (750)           -            -
Valuation allowance                                                               -           -          745
Tax on income of minority interests                                               -       (570)            -
Other                                                                            62         (2)        (414)
                                                                        -------------------------------------
Income tax (provision) benefit before extraordinary item                     $5,511    $(6,606)       $2,191
                                                                        =====================================

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial accounting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31, 1997 and 1996 were as follows:

                                                            1997        1996
                                                            ----        ----
DEFERRED TAX ASSETS
Net operating loss carryforwards                           $7,751       $6,065
Accrued liabilities                                         4,988            -
Partnership investments                                     2,038            -
Other                                                       1,262          939
                                                      -------------------------
     Total deferred tax assets                            $16,039       $7,004
                                                      -------------------------
DEFERRED TAX LIABILITIES
Depreciation and amortization                             $(3,848)          $-
Sale of finance receivables and other items                  (861)      (1,590)
Partnership investments                                         -       (3,277)
                                                      -------------------------
     Total deferred tax liabilities                        (4,709)      (4,867)
                                                      -------------------------
     Net deferred tax assets (liabilities)                $11,330       $2,137
                                                      =========================

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)


At December 31, 1997, the Company has $15,693 of net operating loss carryforwards that expire through 2012. In addition, at December 31, 1997, the Company also has $33,625 of state net operating loss carryforwards that expire at various dates through 2012.

16. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplementary cash flow information:

                                          1997                             1996                          1995
                                          -----                            -----                         ----
                                    AUTO           AUTO            AUTO          AUTO             AUTO         AUTO
                                 DEALERSHIPS      FINANCE       DEALERSHIPS      FINANCE      DEALERSHIPS     FINANCE
                                 -----------      -------       -----------      -------      -----------     --------
Supplemental information:
Cash paid interest                   $8,016         $276           $9,912        $420            $8,437        $109
Cash paid income taxes                3,321           56              420          37                 -           3
Non-cash financing and
   investing activities:
Dealership acquisition
   costs financed by
   issuance of stock                 28,150            -                -           -                 -           -
Dealership acquisition
   cost financed by
   long-term debt                    27,104            -            4,100           -             4,014           -
Capitalized lease
   obligations                        1,101          252            1,570           -                 -           -
Stock issuance costs
   amortized against
   proceeds from issuance
   of stock                               -            -              775           -               910           -
Minority interests
   acquired by issuance
   of stock                               -            -           34,015           -                 -           -


17. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            FIRST        SECOND         THIRD        FOURTH
STATEMENTS OF OPERATIONS DATA (1)  :                       QUARTER       QUARTER       QUARTER     QUARTER (2)
                                                           -------       -------       -------     -----------
1997 (3)
Auto Dealerships
 Total revenues                                            $388,200      $526,958      $625,975      $546,015
 Gross profit                                                47,612        68,650        80,641        60,159
 Operating income (loss)                                      5,856        14,683        15,997      (34,540)
Auto Finance
 Loss before income taxes                                      (96)         (103)       (1,175)       (2,361)
Total Company
 Income (loss) before minority interests and income
   tax (provision) benefit                                    5,588        12,803         9,819      (43,723)
 Net income (loss)                                            3,317         7,599         5,870      (26,926)
 Basic net income (loss) per common share                      0.19          0.42          0.31        (1.43)
 Net income (loss) per diluted common share                    0.19          0.42          0.31        (1.41)

                            UNITED AUTO GROUP, INC.

               (Dollars in thousands, Except Per Share Amounts)

                                                           FIRST        SECOND         THIRD        FOURTH
STATEMENTS OF OPERATIONS DATA (1):                        QUARTER       QUARTER       QUARTER       QUARTER
1996 (4)                                                  -------       -------       -------       -------
Auto Dealerships
 Total revenues                                            $261,719      $336,220      $356,845      $347,247
 Gross profit                                                29,717        37,412        39,892        38,551
 Operating income (loss)                                      2,054         8,055         6,872         4,347
Auto Finance
 Loss before income taxes                                     (264)          (85)         (377)         (764)
Total Company
 Income (loss) before minority interests and income
   tax (provision) benefit                                    1,706         7,672         5,553         3,015
 Income before extraordinary item                               449         3,894         2,221         1,470
 Extraordinary item                                               -             -             -        (4,987)
 Net income (loss)                                              449         3,894         2,221        (3,517)
 Basic income before extraordinary item per common
   share                                                       0.07          0.49          0.26          0.10
 Income before extraordinary item per diluted common
   share                                                       0.06          0.44          0.21          0.09

   (1) As discussed in Note 2, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method.

   (2) As discussed in Note 3, the Company recorded a $31.7 million charge during the fourth quarter of 1997.

   (3) Includes the results of Crown Automotive, Hanna Nissan, the Staluppi Automotive Group, the Gene Reed Automotive Group, the Lance Landers dealerships, Stone Mountain Jeep Eagle, Shreveport Dodge, Central Ford, Covington Pike Dodge and the Triangle Group from their respective dates of acquisition

  (4) Includes the results of Atlanta Toyota, United Nissan (GA), Peachtree Nissan, the Sun Automotive Group, the Evans Group and United Nissan
       (TN) from their respective dates of acquisition.

The net income (loss) per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year net income (loss) per common share amount.

18. YEAR 2000 RISKS

Many existing computer programs use only two digits to identify a year in the date field and, if not corrected, many computer applications could fail or generate erroneous results in the year 2000. Based on a recent assessment, management of the Company believes that its computer systems will not require any significant modifications in order to properly process date-related information in the year 2000 and thereafter (or be "year 2000 compliant"). However, the Company could be materially adversely affected if the systems of its significant vendors, including those supplying and maintaining the general ledger and related accounting systems at each of the Company's dealerships, will not be year 2000 compliant. The Company has received assurances that such vendors are adequately addressing this issue. Nevertheless, there can be no guarantee that the systems provided by such vendors, or that the systems of other companies with which the Company does business, will be year 2000 compliant and that any such non-compliance will not have a material adverse effect on the Company.

19. LEGAL PROCEEDINGS

In May and June, 1997, three complaints were filed in the United States District Court for the Southern District of New York on behalf of a purported class consisting of all persons who purchased the Company's Voting Common Stock issued in connection with and/or traceable to the Company's IPO at any time up to and including February 26, 1997 (the "Lawsuits"). The complaints name as defendants the Company, Carl Spielvogel, Marshall S. Cogan,
J.P. Morgan Securities Inc., Montgomery Securities and Smith Barney Inc.
The plaintiffs in the lawsuits seek unspecified damages in connection with their allegations that the prospectus and the related registration statement disseminated in connection with the IPO contained material misrepresentations and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"). They also seek to have their actions certified as class actions under Federal Rules of Civil Procedure.
On August 5, 1997, the Lawsuits were ordered consolidated for all purposes. On October 3, 1997, the plaintiffs filed a consolidated amended class action complaint. On November 17, 1997, the Company filed a motion to dismiss the consolidated amended class action complaint. The court has not yet ruled on this motion. The Company believes that the plaintiffs' claims are without merit and intends to defend the Lawsuits vigorously.

Additionally, the Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.