Form 10-Q
period 1998-03-31
UNITED AUTO GROUP INC
filed 1998-05-15
CIK 1019849

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MAY 11, 1997:

VOTING COMMON STOCK, $0.0001 PAR VALUE                              19,624,048

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                             605,454

                               TABLE OF CONTENTS

                                    PART I
                                                                           PAGE

1. Financial Statements and Supplementary Data

      Consolidated Condensed Balance Sheets as of March 31, 1998
         and December 31, 1997                                               1

      Consolidated Condensed Statements of Income for the three
         months ended March 31, 1998 and 1997                                2

      Consolidated Condensed Statements of Cash Flows for the three
         months ended March 31, 1998 and 1997                                3

      Notes to Consolidated Condensed Financial Statements                   4

2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     7


                                    PART II

1. Legal Proceedings                                                        11

2. Changes in Securities                                                    11

6. Exhibits and Reports on Form 8-K                                         12

   Signatures                                                               14

                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (UNAUDITED)


                                               MARCH 31,     DECEMBER 31,
                                                 1998           1997
                                              -----------    -----------
ASSETS
AUTO DEALERSHIPS
     Cash and cash equivalents                $    20,524    $    94,435
     Accounts receivable, net                     115,529         92,601
     Inventories                                  453,264        324,330
     Other current assets                          21,505         20,413
                                              -----------    -----------
        Total current assets                      610,822        531,779
Property and equipment, net                        43,441         37,588
Intangible assets, net                            439,461        326,774
Other assets                                       26,012         42,322
                                              -----------    -----------
TOTAL AUTO DEALERSHIP ASSETS                    1,119,736        938,463
                                              -----------    -----------
AUTO FINANCE
     Cash and cash equivalents                      5,463          1,557
     Restricted cash                                7,423          3,547
     Finance assets, net                           37,363         30,408
     Other assets                                   2,681          1,687
                                              -----------    -----------
TOTAL AUTO FINANCE ASSETS                          52,930         37,199
                                              -----------    -----------
TOTAL ASSETS                                  $ 1,172,666    $   975,662
                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
AUTO DEALERSHIPS
     Floor plan notes payable                 $   440,935    $   328,203
     Short-term debt                                5,069          6,069
     Accounts payable                              42,173         30,199
     Accrued expenses                              40,344         40,136
     Current portion of long-term debt              9,909          9,981
                                              -----------    -----------
        Total current liabilities                 538,430        414,588
Long-term debt                                    273,797        238,550
Other long-term liabilities                        22,144         17,369
                                              -----------    -----------
TOTAL AUTO DEALERSHIP LIABILITIES                 834,371        670,507
                                              -----------    -----------
AUTO FINANCE
     Short-term debt                                  385            387
     Accounts payable and other liabilities         4,646          4,211
                                              -----------    -----------
TOTAL AUTO FINANCE LIABILITIES                      5,031          4,598
                                              -----------    -----------
Commitments and contingent liabilities
STOCKHOLDERS' EQUITY
     Voting common stock                                2              2
     Additional paid-in capital                   341,971        310,373
     Accumulated deficit                           (8,709)        (9,818)
                                              -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                        333,264        300,557
                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,172,666    $   975,662
                                              ===========    ===========

                See Notes to Consolidated Financial Statements

                            UNITED AUTO GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
AUTO DEALERSHIPS
     Vehicle sales                                       $ 616,974    $ 340,833
     Finance and insurance                                  22,881       13,483
     Service and parts                                      70,346       33,884
                                                         ---------    ---------
        Total revenues                                     710,201      388,200
     Cost of sales, including floor plan interest          620,977      340,588
                                                         ---------    ---------
        Gross profit                                        89,224       47,612
     Selling, general and administrative expenses           78,541       41,756
                                                         ---------    ---------
        Operating income                                    10,683        5,856
     Other interest expense                                 (7,094)        (469)
     Other income (expense), net                               353          297
                                                         ---------    ---------
Income before income taxes - Auto Dealerships                3,942        5,684
                                                         ---------    ---------
AUTO FINANCE
     Revenues                                                2,181          985
     Interest expense                                          (95)        (144)
     Operating and other expenses                           (2,073)        (937)
                                                         ---------    ---------
Income (loss) before income taxes - Auto Finance                13          (96)
                                                         ---------    ---------
TOTAL COMPANY
     Income before minority interests, income tax
          provision and extraordinary item                   3,955        5,588
     Minority interests                                        (34)         (36)
     Income tax provision                                   (1,622)      (2,235)
                                                         ---------    ---------
Income before extraordinary item                             2,299        3,317
Extraordinary item (net of income tax benefit of $859)      (1,235)          --
                                                         ---------    ---------
Net income                                               $   1,064    $   3,317
                                                         =========    =========

Basic and diluted per share data:
     Income before extraordinary item                    $    0.12    $    0.19
                                                         =========    =========
     Net income                                          $    0.05    $    0.19
                                                         =========    =========

                See Notes to Consolidated Financial Statements

                                             UNITED AUTO GROUP, INC.
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (Dollars in Thousands)
                                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,

                                                                        1998                      1997
                                                               -----------------------   -----------------------
                                                                  AUTO          AUTO        AUTO          AUTO
                                                               DEALERSHIPS    FINANCE    DEALERSHIPS    FINANCE
                                                               -----------   ---------   -----------   ---------
OPERATING ACTIVITIES:
Net income (loss)                                                  $1,056           $8       $3,375         ($58)
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                  3,439          209        1,642          103
     Gain on sales of loans                                          --           (524)        --           (361)
     Loans originated                                                --        (79,622)        --        (23,417)
     Loans repaid or sold                                            --         72,570         --         18,492
     Minority interests                                                34         --             36         --
Changes in operating assets and liabilities:
     Accounts receivable                                           (1,674)        --         (5,412)        --
     Finance subsidiary assets                                     (2,996)        --           (777)
     Inventories                                                  (33,303)        --        (34,534)        --
     Floor plan notes payable                                      40,501         --         36,273         --
     Accounts payable and accrued expenses                         (2,499)         435       (1,801)         878
     Other long-term liabilities                                     (256)        --             94         --
     Other                                                         (1,661)      (1,316)      (2,314)         130
                                                                ---------    ---------    ---------    ---------
         Net cash provided by (used in) operating activities:       5,637      (11,236)      (2,641)      (5,010)
                                                                ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
     Purchase of equipment and improvements                        (3,636)         (66)      (2,565)         (27)
     Dealership acquisitions                                      (81,671)        --         (7,929)        --
     Investment in auto finance subsidiary                        (15,250)      15,250       (5,000)       5,000
     Other                                                           --           --         (2,560)        --
                                                                ---------    ---------    ---------    ---------
         Net cash provided by (used in) investing activities     (100,557)      15,184      (18,054)       4,973
                                                                ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
     Proceeds from issuance of stock                                  366         --            201         --
     Repurchase of common stock                                      --           --         (8,821)        --
     Proceeds from borrowings of long-term debt                    35,900         --          1,250         --
     Deferred financing costs                                      (1,842)        --         (1,550)        --
     Net repayments of short-term debt                             (2,160)        --           --           --
     Payments of long-term debt and capitalized leases            (11,255)        --         (1,177)        --
     Borrowings from warehouse credit line                           --          9,587         --         17,258
     Payments of warehouse credit line                               --         (9,629)        --        (17,278)
                                                                ---------    ---------    ---------    ---------
         Net cash provided by (used in) financing activities       21,009          (42)     (10,097)         (20)
                                                                ---------    ---------    ---------    ---------
         Net increase (decrease) in cash and cash equivalents     (73,911)       3,906      (30,792)         (57)
Cash and cash equivalents, beginning of period                     94,435        1,557       66,875        1,138
                                                                =========    =========    =========    =========
Cash and cash equivalents, end of period                        $  20,524    $   5,463    $  36,083    $   1,081
                                                                =========    =========    =========    =========

                                 See Notes to Consolidated Financial Statements

                            UNITED AUTO GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

The information presented as of March 31, 1998 and 1997 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's prior year condensed financial statements to conform to the current year presentation.

2. CHANGE IN ACCOUNTING PRINCIPLE

In 1997, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method. Management believes the specific identification method (i) more accurately matches revenues with costs, (ii) more accurately reflects the current market value of new vehicle inventories and (iii) provides for a more meaningful comparison of the Company's operating results and financial position with that of its competition. This change in accounting principle has been applied by retroactively restating the Company's financial statements for all prior periods. The change in accounting principle did not have a material effect on the Company's results of operations for the three month period ended March 31, 1997.

3.   INVENTORIES

Inventories consisted of the following:

                                       MARCH 31,            DECEMBER 31,
                                         1998                  1997
                                       --------              --------
New vehicles                           $334,287              $232,804
Used vehicles                            91,412                74,285
Parts, accessories and other             27,565                17,241
                                       --------              --------
Total inventories                      $453,264              $324,330
                                       ========              ========

4.   CREDIT AGREEMENT

On February 27, 1998, the Company entered into a new credit agreement (the "Credit Agreement"), which provides for up to $75,000 in term loans, revolving loans and letters of credit, to be used principally for acquisitions. Current borrowings under the Credit Agreement bear interest at LIBOR plus 3.75%. Pursuant to the terms of the Credit Agreement, the Company is required to pay certain fees relating to outstanding letters of credit and unused commitments. During the three month period ending March 31, 1998, the Company recognized an extraordinary charge of $1,235, net of income taxes of $859, resulting from the write-off of unamortized deferred financing costs relating to the Company's previous credit facility.

                            UNITED AUTO GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)


The Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including cash interest expense coverage, debt service coverage, debt to earnings ratios and a minimum net worth covenant. The Credit Agreement also contains typical events of default including change of control and non-payment of obligations.

5.   MANAGED DEALERSHIPS

The Company has entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships is pending final manufacturer approval. Pursuant to such management agreements, the Company is paid a monthly fee for managing all aspects of the operations of such dealerships. Management income amounting to $353 for the three month period ended March 31, 1998 has been included in other income (expense), net in the accompanying Consolidated Condensed Statements of Income.

6.   BUSINESS COMBINATIONS

The Company completed its acquisition of the Young Automotive Group (the "Young Group"), with operations in Indiana, Illinois, Florida, North Carolina and South Carolina, in February 1998, pending manufacturer approval relating to certain franchises. The aggregate consideration for the acquisition amounted to $68,600, consisting of $50,000 in cash, 1,040,039 shares of UAG common stock and $7,000 of seller financed promissory notes. The Company has agreed to make a contingent payment in cash or stock to the extent the shares issued in connection with this transaction have an aggregate market value of less than $27,000 on the date they become freely tradable.

The Company also completed its acquisition of the Classic Automotive Group (the "Classic Group"), with dealership operations in three locations in southern New Jersey, in March 1998, pending manufacturer approval relating to certain franchises. The aggregate consideration for the acquisition was $28,700, consisting of $28,000 in cash and 66,720 shares of UAG common stock. The Company has agreed to make a contingent payment in cash to the extent the shares issued in connection with this transaction have an aggregate market value of less than $759 on the date they become freely tradable.

The Company completed the acquisition of a number of dealerships and dealership groups during 1998 and 1997. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of such dealerships and dealership groups only from the respective dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company for the three months ended March 31, 1998 and 1997 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisitions had been consummated as of January 1, 1997.

                            UNITED AUTO GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                            PRO FORMA RESULTS OF OPERATIONS
                                                              THREE MONTHS ENDED MARCH 31,
                                                                  1998           1997
                                                                --------       --------
Revenues                                                        $778,489       $804,571
Income before minority interests, income tax provision and
  extraordinary item                                               4,829          7,202
Net income                                                         2,815          4,269
Net income per diluted common share                                 0.13           0.20

The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1997.

7.   EARNINGS PER SHARE

A reconciliation of the number of shares used for the calculation of basic and dilutive earnings per share for the three month periods ended March 31, 1998 and 1997 is as follows:

                                                                1998    1997
                                                               ------  ------
Weighted average number of common shares outstanding           19,781  17,282
Effect of stock options                                           143     476
                                                               ------  ------
Weighted average number of common shares
   outstanding, including effect of dilutive securities        19,924  17,758
                                                               ======  ======

8.   SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents certain supplementary information to the Consolidated Condensed Statements of Cash Flows:

                                                                            THREE MONTHS ENDED MARCH 31,

                                                                          1998                        1997
                                                                          -----                       ----
                                                                   AUTO         AUTO           AUTO         AUTO
                                                                DEALERSHIPS    FINANCE      DEALERSHIPS    FINANCE
                                                                -----------    -------      -----------    -------
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                            $10,338          $32           $1,429        $72
Cash paid for income taxes                                            686           52               96         12

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Dealership acquisition costs paid by issuance of stock             31,232            -            7,350          -
Dealership acquisition costs financed by long-term debt             7,800            -                -          -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance and insurance contracts. The Company also owns UnitedAuto Finance, an automobile finance company.

New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors, as well as amounts received as fees for placing extended service contracts, credit insurance policies, and financing and lease contracts. The Company's dealerships market a complete line of aftermarket automotive products and services through its wholly-owned subsidiary, UnitedAuto Care. Service and parts revenues include fees paid by consumers for repair and maintenance service and the sale of replacement parts.

UnitedAuto Finance derives revenues from the purchase, sale and servicing of motor vehicle installment contracts originated by both Company owned and third-party dealerships, as well as from fees paid by financial institutions which purchase installment contracts from customers referred to them by UnitedAuto Finance.

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

During 1997, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method. All prior period results of operations in this Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect such change in accounting principle.

In addition, the Company made a number of dealership acquisitions in 1998 and 1997. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the respective dates of acquisition.

RESULTS OF OPERATIONS

The following discussion and analysis relates to the Company's consolidated historical results of operations for the three months ended March 31, 1998 and 1997.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Auto Dealerships

Revenues. Revenues increased by $322.0 million, or 82.9%, from $388.2 million to $710.2 million. The overall increase in revenues is due principally to dealership acquisitions made subsequent to January 1, 1997, offset by a $21.2 million net decrease at dealerships divested or to be divested. Revenues at dealerships owned prior to January 1, 1997, which were essentially flat quarter over quarter, reflect a 1.9% decline in vehicle sales revenues, offset by 13.6% and 7.9% increases in finance and insurance and service and parts revenues, respectively.

Sales of new and used vehicles increased by $276.1 million, or 81.0%, from $340.8 million to $617.0 million. The increase is due primarily to acquisitions made subsequent to January 1, 1997, offset by a net decrease at dealerships owned prior to January 1, 1997 and at dealerships divested or to be divested. Aggregate unit retail sales of new and used vehicles increased by 63.0% and 75.3%, respectively, due principally to acquisitions, offset by a net decrease at dealerships which were owned prior to January 1, 1997 and dealerships divested or to be divested. For the three months ended March 31, 1998, the Company sold 15,899 new vehicles (60.4% of total vehicle sales) and 10,427 used vehicles (39.6% of total vehicle sales). For the three months ended March 31, 1997, the Company sold 9,751 new vehicles (62.1% of total vehicle sales) and 5,949 used vehicles (37.9% of total vehicle sales). The increase in the relative proportion of used vehicle sales to total vehicle sales was due principally to the expansion of used car operations in response to the popularity of used cars.

Finance and insurance revenues (aftermarket product sales) increased by $9.4 million, or 69.7%, from $13.5 million to $22.9 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997, (ii) a net increase at dealerships which were owned prior to January 1, 1997 and (iii) an increase at UnitedAuto Care, offset by a net decrease at dealerships divested or to be divested.

Service and parts revenues increased by $36.5 million, or 107.6%, from $33.9 million to $70.3 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997 and (ii) a net increase at dealerships which were owned prior to January 1, 1997, offset by a net decrease at dealerships divested or to be divested.

Gross Profit. Gross profit increased by $41.6 million, or 87.4%, from $47.6 million to $89.2 million. Gross profit as a percentage of revenues increased from 12.3% to 12.6%. The increase in gross profit and in gross profit as a percentage of revenues is due to (i) acquisitions, (ii) increased dealership finance and insurance and service and parts revenues, which yield higher margins, as a percentage of total revenues, (iii) improved gross profit margins on service and parts revenues and (iv) improved penetration and margins by United AutoCare.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $36.8 million, or 88.1%, from $41.8 million to $78.5 million due principally to acquisitions and an increase in the infrastructure required to manage the substantial increase in the Company's operations and the planned expansion of its business in the future. Such expenses as a percentage of revenue increased from 10.8% to 11.1%.

Other Interest Expense. Other interest expense increased by $6.6 million, from $0.5 million to $7.1 million. The increase is due to (i) borrowings under the Company's credit agreement entered into in February 1998, (ii) the issuance of the Company's Senior Subordinated Notes due 2007 in July and September 1997 and (iii) the issuance of acquisition-related debt.

Other Income (Expense), Net. Other income (expense), net increased by $0.1 million, from $0.3 million to $0.4 million. The increase is due to income earned pursuant to dealership management agreements during the first quarter of 1998, offset by a reduction of miscellaneous other income in the prior year.

Auto Finance

Income (loss) before income taxes. UnitedAuto Finance's reported a modest profit during the first quarter of 1998 compared with a loss of $0.1 million in the comparable period of 1997.

Total Company

Income Tax Provision. The 1998 income tax provision decreased $0.6 million from $2.2 million to $1.6 million. The decrease is due to a decrease in pre-tax income, offset in part by an increase in the Company's estimated annual effective income tax rate to 41.0%.

Extraordinary Item. The extraordinary item of $1,235, net of taxes of $859, represents a loss resulting from the write-off of unamortized deferred financing costs relating to the Company's previous credit facility


LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for acquisitions of new dealerships, working capital and the expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments, borrowings under various credit agreements and cash flow from operations. At March 31, 1998, the Company's dealership operations had working capital of $72.4 million.

During the three months ended March 31, 1998, dealership activities resulted in net cash provided by operations of $5.6 million. Net cash used by dealerships in investing activities during the three months ended March 31, 1998 totaled $100.6 million, relating to dealership acquisitions, funding provided to UnitedAuto Finance and capital expenditures. Dealership financing activities provided $21.0 million of cash during the three months ended March 31, 1998 principally relating to net proceeds of long-term debt.

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

At March 31, 1998, the Company had approximately $20.5 million of cash available to fund operations and future acquisitions. In addition, the Company is party to a $75.0 credit agreement, dated February 27, 1998 (the "Credit Agreement"), with a group of banks which is to be used principally for acquisitions. As of March 31, 1998, $38.0 million was available to the Company under the Credit Agreement.

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

In partial consideration for certain dealerahip acquisitions, the Company issued 1,328,059 shares of common stock to the sellers of such acquired dealerships. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

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

10.1.19.1 Credit Agreement, dated as of February 27, 1998, among the Company, various financial institutions and The Bank of Nova Scotia, as Administrative Agent.

10.1.19.2 Pledge Agreement, dated as of February 27, 1998, among the Company, certain subsidiaries thereof and The Bank of Nova Scotia, as Administrative Agent.

10.1.19.3 Subsidiary Guarantee, dated as of February 27, 1998, among certain subsidiaries of the Company and The Bank of Nova Scotia, as Administrative Agent.

10.19.1.3(g)     Amendment To Stock Purchase Agreement, dated January 31, 1998, between and among United Auto Group, Inc., UAG Young, Inc.,
                 Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet,
                 Inc., Young Management Group, Inc., Alan V. Young, William A.
                 Young, Dan E. Young, Conway M. Anderson III, Shirley J. Young
                 Irrevocable GRAT Trust, Dan E. Young Irrevocable GRAT Trust,
                 Irrevocable Trust for Alan V. Young and Irrevocable Trust for
                 William A. Young.

10.19.1.4(g)     Amendment To Agreement and Plan of Merger, dated January 31,
                 1998, between and among United Auto Group, Inc., UAG Kissimmee
                 Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors,
                 Inc., Kissimmee Motors, Inc., Paramount Chevrolet-Geo, Inc.,
                 Century Chevrolet-Geo, Inc., Alan V. Young, William A. Young,
                 Jennifer Y. Taggart, Cathy Y. Dyer, Young/AVY II Irrevocable
                 Trust fbo Lara A. Young, Young/AVY II Irrevocable Trust fbo
                 Courtney E. Young, Young/AVY II Irrevocable Trust fbo Daniel
                 A. Young, Young/Way II Irrevocable Trust, Young/Taggart II
                 Irrevocable Trust fbo William E. Taggart, Young/Taggart II
                 Irrevocable Trust fbo Mary K. Taggart, Young/Dyer II
                 Irrevocable GRAT Trust, Shirley J. Young Irrevocable GRAT
                 Trust and Dan E. Young Irrevocable GRAT Trust.

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

    (g) Incorporated herein by reference to the identically numbered exhibit to the Company's Current Report on Form 8-K filed on February 20, 1998, File No. 1-12297.

(b) Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 1998:

    1. January 14, 1998, reporting under Items 5 and 7 (announcement of certain management changes, a pre-tax fourth quarter 1997 charge and certain acquisitions in Puerto Rico and Memphis).

    2. February 20, 1998, reporting under Items 2, 5 and 7 (announcement of the consummation of the Young Group acquisition, fourth quarter and full year 1997 earnings and the Company's placement of a new $75.0 million credit agreement).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED AUTO GROUP, INC.

                                            By: /s/ Marshall S. Cogan
                                               -------------------------------
                                                Marshall S. Cogan
                                                Chairman of the Board and
                                                Chief Executive Officer
Date: May 15, 1998

                                            By: /s/ James R. Davidson
                                               -------------------------------
                                                James R. Davidson
                                                Executive Vice President
                                                (Chief Accounting Officer)
Date: May 15, 1998