Form 10-Q
period 1998-06-30
UNITED AUTO GROUP INC
filed 1998-08-13
CIK 1019849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF AUGUST 11, 1998:

VOTING COMMON STOCK, $0.0001 PAR VALUE                               20,132,930

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                              605,454

                               TABLE OF CONTENTS

                                     PART I
                                                                           PAGE

1. Financial Statements and Supplementary Data

      Consolidated Condensed Balance Sheets as of June 30, 1998 and
            December 31, 1997                                                1

         Consolidated Condensed Statements of Income for the three and
            six months ended June 30, 1998 and 1997                          2

      Consolidated Condensed Statements of Cash Flows for the
            six months ended June 30, 1998 and 1997                          3

      Notes to Consolidated Condensed Financial Statements                   4

2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              7


                                               PART II

1. Legal Proceedings                                                        12

4. Submission of Matters to a Vote of Security Holders                      13

5. Other Information                                                        13

6. Exhibits and Reports on Form 8-K                                         14

   Signatures                                                               15

                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                               JUNE 30,     DECEMBER 31,
                                                 1998           1997
                                             -----------    -----------
ASSETS
AUTO DEALERSHIPS
   Cash and cash equivalents                 $    36,428    $    94,435
   Accounts receivable, net                      123,396         92,601
   Inventories                                   399,443        324,330
   Other current assets                           21,638         20,413
                                             -----------    -----------
      Total current assets                       580,905        531,779
   Property and equipment, net                    44,843         37,588
   Intangible assets, net                        457,340        326,774
   Other assets                                   34,266         42,322
                                             -----------    -----------
TOTAL AUTO DEALERSHIP ASSETS                   1,117,354        938,463
                                             -----------    -----------
AUTO FINANCE
   Cash and cash equivalents                       9,281          1,557
   Restricted cash                                 1,938          3,547
   Finance assets, net                            40,191         30,408
   Other assets                                    3,590          1,687
                                             -----------    -----------
TOTAL AUTO FINANCE ASSETS                         55,000         37,199
                                             -----------    -----------
TOTAL ASSETS                                 $ 1,172,354    $   975,662
                                             ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
AUTO DEALERSHIPS
   Floor plan notes payable                  $   382,896    $   328,203
   Accounts payable                               43,560         30,199
   Accrued expenses                               50,692         40,136
   Short-term debt                                 5,069          6,069
   Current portion of long-term debt              10,581          9,981
                                             -----------    -----------
      Total current liabilities                  492,798        414,588
   Long-term debt                                301,403        238,550
   Other long-term liabilities                    30,577         17,369
                                             -----------    -----------
TOTAL AUTO DEALERSHIP LIABILITIES                824,778        670,507
                                             -----------    -----------
AUTO FINANCE
   Accounts payable and other liabilities          1,944          4,211
   Short-term debt                                 3,413            387
                                             -----------    -----------
TOTAL AUTO FINANCE LIABILITIES                     5,357          4,598
                                             -----------    -----------
   Commitments and contingent liabilities
STOCKHOLDERS' EQUITY
   Voting common stock                                 2              2
   Additional paid-in capital                    342,578        310,373
   Accumulated deficit                              (361)        (9,818)
                                             -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                       342,219        300,557
                                             -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,172,354    $   975,662
                                             ===========    ===========

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                         --------------------------    --------------------------
                                                             1998           1997           1998           1997
                                                         -----------    -----------    -----------    -----------
AUTO DEALERSHIPS
   Vehicle sales                                         $   779,633    $   463,381    $ 1,396,607    $   804,214
   Finance and insurance                                      31,556         18,029         54,437         31,512
   Service and parts                                          83,167         45,548        153,513         79,432
                                                         -----------    -----------    -----------    -----------
     Total revenues                                          894,356        526,958      1,604,557        915,158
   Cost of sales, including floor plan interest              781,794        458,308      1,402,771        798,896
                                                         -----------    -----------    -----------    -----------
     Gross profit                                            112,562         68,650        201,786        116,262
   Selling, general and administrative expenses               92,466         53,967        171,007         95,723
                                                         -----------    -----------    -----------    -----------
   Operating income                                           20,096         14,683         30,779         20,539
   Other interest expense                                     (7,880)        (1,777)       (14,974)        (2,246)
   Other income (expense), net                                 1,495           --            1,848            297
                                                         -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES - AUTO DEALERSHIPS                 13,711         12,906         17,653         18,590
                                                         -----------    -----------    -----------    -----------
AUTO FINANCE
   Revenues                                                    2,915          1,100          5,096          2,085
   Interest expense                                             (325)          (116)          (420)          (260)
   Operating and other expenses                               (2,330)        (1,087)        (4,403)        (2,024)
                                                         -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES - AUTO FINANCE                 260           (103)           273           (199)
                                                         -----------    -----------    -----------    -----------
TOTAL COMPANY
   Income before minority interests,
       provision for income taxes and
       extraordinary item                                     13,971         12,803         17,926         18,391
   Minority interests                                            (50)           (61)           (84)           (97)
   Provision for income taxes                                 (5,728)        (5,143)        (7,350)        (7,378)
                                                         -----------    -----------    -----------    -----------
Income before extraordinary item                               8,193          7,599         10,492         10,916
Extraordinary item (net of income tax benefit of $859)          --             --           (1,235)          --
                                                         ===========    ===========    ===========    ===========
Net income                                               $     8,193    $     7,599    $     9,257    $    10,916
                                                         ===========    ===========    ===========    ===========

Basic and diluted per share data:
   Income before extraordinary item                      $      0.40    $      0.42    $      0.52    $      0.61
                                                         ===========    ===========    ===========    ===========
   Net income                                            $      0.40    $      0.42    $      0.46    $      0.61
                                                         ===========    ===========    ===========    ===========

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                    1998                      1997
                                                          ----------------------    ----------------------
                                                              AUTO         AUTO         AUTO         AUTO
                                                          DEALERSHIPS    FINANCE    DEALERSHIPS    FINANCE
                                                          -----------    -------    -----------    -------
OPERATING ACTIVITIES:
Net income (loss)                                          $   9,096    $     161    $  11,035        ($119)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                7,552          468        3,877          222
  Gain on sales of loans                                        --         (1,312)        --           (679)
  Loans originated                                              --       (328,098)        --        (49,934)
  Loans repaid or sold                                          --        316,853         --         43,126
Changes in operating assets and liabilities:
  Accounts receivable                                         (5,842)        --        (13,803)        --
  Finance subsidiary assets                                     --          4,525         --           (976)
  Inventories                                                 35,114         --        (13,328)        --
  Floor plan notes payable                                   (25,443)        --         22,673         --
  Accounts payable and accrued expenses                        4,612       (2,092)       1,572        1,934
  Other                                                          348       (2,236)       2,061          256
                                                           ---------    ---------    ---------    ---------
    Net cash provided by (used in) operating activities:      25,437      (11,731)      14,087       (6,170)
                                                           ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
  Purchase of equipment and improvements                      (5,485)        (174)      (5,774)         (34)
  Dealership acquisitions                                   (111,088)        --        (68,338)        --
  Net investment in and advances to UnitedAuto Finance       (16,650)      16,650       (9,300)       9,300
                                                           ---------    ---------    ---------    ---------
    Net cash provided by (used in) investing activities     (133,223)      16,476      (83,412)       9,266
                                                           ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from borrowings of long-term debt                  64,400         --         53,780         --
  Payments of long-term debt and capitalized leases          (11,592)        --         (1,874)        --
  Net borrowings (repayments) of short-term debt              (2,160)        --            500         --
  Deferred financing costs                                    (1,842)        --         (2,141)        --
  Proceeds from issuance of stock                                973         --          4,324         --
  Repurchase of common stock                                    --           --         (8,821)        --
  Borrowings from warehouse credit line                         --         63,727         --         17,965
  Payments of warehouse credit line                             --        (60,748)        --        (18,764)
                                                           ---------    ---------    ---------    ---------
    Net cash provided by (used in) financing activities       49,779        2,979       45,768         (799)
                                                           ---------    ---------    ---------    ---------
    Net increase (decrease) in cash and cash equivalents     (58,007)       7,724      (23,557)       2,297
Cash and cash equivalents, beginning of period                94,435        1,557       66,875        1,138
                                                           =========    =========    =========    =========
Cash and cash equivalents, end of period                   $  36,428    $   9,281    $  43,318    $   3,435
                                                           =========    =========    =========    =========

           See Notes to Consolidated Condensed Financial Statements

                            UNITED AUTO GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (In thousands, Except Per Share Amounts)
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

The information presented as of June 30, 1998 and 1997 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's prior year condensed financial statements to conform to the current year presentation.

2. CHANGE IN ACCOUNTING PRINCIPLE

In 1997, the Company changed its method of accounting for new vehicle inventories from LIFO to the specific identification method. Management believes the specific identification method (i) more accurately matches revenues with costs, (ii) more accurately reflects the current market value of new vehicle inventories and (iii) provides for a more meaningful comparison of the Company's operating results and financial position with that of its competition. This change in accounting principle has been applied by retroactively restating the Company's financial statements for all prior periods. The change in accounting principle did not have a material effect on the Company's results of operations for the three or six month periods ended June 30, 1997.

3.   INVENTORIES

Inventories consisted of the following:

                                                     JUNE 30,     DECEMBER 31,
                                                       1998           1997
                                                     --------       --------
     New vehicles                                    $283,136       $232,804
     Used vehicles                                     89,732         74,285
     Parts, accessories and other                      26,575         17,241
                                                     --------       --------
       Total inventories                             $399,443       $324,330
                                                     ========       ========

4.   MANAGED DEALERSHIPS

The Company has entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships is pending final manufacturer approval. Pursuant to such management agreements, the Company is paid a monthly fee for managing all aspects of the dealerships' operations. Management fee income amounting to $1,495 and $1,848 for the three and six month periods ended June 30, 1998 has been included in other income (expense), net in the accompanying Consolidated Condensed Statements of Income.

                            UNITED AUTO GROUP, INC.

                    (In thousands, Except Per Share Amounts)
                                  (UNAUDITED)


5.   BUSINESS COMBINATIONS

The Company completed the acquisition of a number of dealerships and dealership groups during 1998 and 1997. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of such dealerships and dealership groups only from the respective dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company for the six months ended June 30, 1998 and 1997 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisitions had been consummated as of January 1, 1997.

                                                                      PRO FORMA RESULTS OF OPERATIONS
                                                                         SIX MONTHS ENDED JUNE 30,
                                                                            1998          1997
                                                                         ----------    ----------
Revenues                                                                 $1,695,474    $1,589,732
Income before minority interests and provision
  for income taxes                                                           19,064        20,727
Net income                                                                   11,163        12,318
Net income per diluted common share                                            0.55          0.61

The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1997.

6.   EARNINGS PER SHARE

A reconciliation of the number of shares used for the calculation of basic and dilutive earnings per share for the three and six month periods ended June 30, 1998 and 1997 is as follows:

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                              1998         1997         1998         1997
                                                             ------       ------       ------       ------
Weighted average number of common shares outstanding         20,251       17,939       20,033       17,750
Effect of stock options                                         155          205          101          273
                                                             ------       ------       ------       ------
Weighted average number of common shares outstanding,
   including effect of dilutive securities                   20,406       18,144       20,134       18,023
                                                             ======       ======       ======       ======

                            UNITED AUTO GROUP, INC.

                    (In thousands, Except Per Share Amounts)
                                  (UNAUDITED)


7.   SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents certain supplementary information to the Consolidated Condensed Statements of Cash Flows:

                                                                               SIX MONTHS ENDED JUNE 30,

                                                                          1998                          1997
                                                                          -----                         ----
                                                                   AUTO           AUTO           AUTO         AUTO
                                                                DEALERSHIPS      FINANCE      DEALERSHIPS    FINANCE
                                                                -----------      -------      -----------    -------
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                             $1,652         $184           $3,694       $124
Cash paid for income taxes                                          1,239          133            1,898         19

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Dealership acquisition costs paid by issuance of stock             31,232            -           28,150          -
Dealership acquisition costs financed by long-term
   debt                                                             7,800            -           27,104          -

8.   SUBSEQUENT EVENTS

In July 1998, the Company completed the acquisition of four dealerships in the San Diego area. Total consideration paid for the dealerships amounted to $25,300, consisting of $13,500 in cash, $3,400 of promissory notes and $8,400 million of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance and insurance contracts. The Company also owns UnitedAuto Finance, an automobile finance company.

New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors, as well as amounts received as fees for placing extended service contracts, credit insurance policies, and financing and lease contracts. The Company's dealerships market a complete line of aftermarket automotive products and services through its wholly-owned subsidiaries, UnitedAuto Care, Inc. and UnitedAuto Care Products, Inc. Service and parts revenues include fees paid by consumers for repair and maintenance service and the sale of replacement parts.

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

RESULTS OF OPERATIONS

The following discussion and analysis relates to the Company's consolidated historical results of operations for the six and three months ended June 30, 1998 and 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Auto Dealerships

Revenues. Revenues increased by $689.4 million, or 75.3%, from $915.2 million to $1.6 billion. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to January 1, 1997 and (ii) a slight increase in retail revenues at dealerships owned prior to January 1, 1997, partially offset by a decrease in revenues at dealerships divested or to be divested. The increase in retail revenues at dealerships owned prior to January 1, 1997 reflects 12.4% and 8.7% increases in finance and insurance and service and parts revenues, respectively, partially offset by a slight decline in retail vehicle sales revenues.

Sales of new and used vehicles increased by $592.4 million, or 73.7%, from $804.2 million to $1.4 billion. The increase is due principally to acquisitions made subsequent to January 1, 1997, offset by (i) the slight decrease at dealerships owned prior to January 1, 1997 and (ii) the decrease at dealerships divested or to be divested. The decrease at dealerships owned prior to January 1, 1997 is due to a decrease in retail unit sales, partially offset by an increase in the average selling price per vehicle. Aggregate unit retail sales of new and used vehicles increased by 62.3% and 65.4%, respectively, due principally to acquisitions, offset by (i) the net decrease at dealerships owned prior to January 1, 1997 and (ii) the decrease at dealerships divested or to be divested. The Company sold 36,944 new vehicles (61.6% of total vehicle sales) and 23,063 used vehicles (38.4% of total vehicle sales) during the six months ended June 30, 1998, compared with 22,757 new vehicles (62.0% of total vehicle sales) and 13,943 used vehicles (38.0% of total vehicle sales) during the six months ended June 30, 1997.

Finance and insurance revenues increased by $22.9 million, or 72.8%, from $31.5 million to $54.4 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997, (ii) the net increase at dealerships owned prior to January 1, 1997 and (iii) an increase in revenues at UnitedAuto Care, offset by the decrease at dealerships divested or to be divested.

Service and parts revenues increased by $74.1 million, or 93.3%, from $79.4 million to $153.5 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997 and (ii) the net increase at dealerships owned prior to January 1, 1997, offset by the decrease at dealerships divested or to be divested.

Gross Profit. Gross profit increased by $85.5 million, or 73.6%, from $116.3 million to $201.8 million. The increase in gross profit is due to (i) acquisitions made subsequent to January 1, 1997, (ii) the net increase in retail revenues at stores owned prior to January 1, 1997 and (iii) the increase in revenues at UnitedAuto Care, offset by a decrease at dealerships divested or to be divested. Gross profit as a percentage of revenues decreased from 12.7% to 12.6%, reflecting lower margins on retail vehicle sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $75.3 million, or 78.6%, from $95.7 million to $171.0 million due principally to acquisitions made subsequent to January 1, 1997. Such expenses as a percentage of revenue increased from 10.5% to 10.7%.

Other Interest Expense. Other interest expense increased by $12.7 million, from $2.2 million to $15.0 million. The increase is due to (i) the issuance of the Company's Senior Subordinated Notes due 2007 in July and September 1997 and
(ii) the issuance of acquisition-related debt.

Other Income (Expense), Net. Other income (expense), net increased by $1.6 million, due primarily to $1.8 million of income earned pursuant to dealership management agreements during 1998.

Auto Finance

Income (loss) before income taxes. UnitedAuto Finance reported a profit of $0.3 million during the first six months of 1998 compared with a loss of $0.2 million in the comparable period of 1997.

Total Company

Income Tax Provision. The 1998 income tax provision was consistent with the prior year. The 1998 provision reflects a decrease in pre-tax income during 1998 compared with 1997, offset in part by an increase in the Company's estimated annual effective income tax rate during 1998.

Extraordinary Item. The extraordinary item of $1.2 million, net of taxes of $0.9 million, represents a loss resulting from the first quarter write-off of unamortized deferred financing costs relating to the Company's previous credit facility.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Auto Dealerships

Revenues. Revenues increased by $367.4 million, or 69.7%, from $527.0 million to $894.4 million. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to March 31, 1997 and (ii) a 6.5% increase in retail revenues at dealerships owned prior to March 31, 1997, offset by a decrease in revenues at dealerships divested or to be divested. The increase in retail revenues at dealerships owned prior to March 31, 1997 reflects 5.6%, 11.3% and 12.7% increases in retail vehicle sales, finance and insurance and service and parts revenues, respectively.

Sales of new and used vehicles increased by $316.3 million, or 68.2%, from $463.4 million to $779.6 million. The increase is due principally to (i) acquisitions made subsequent to March 31, 1997 and (ii) an increase at dealerships owned prior to March 31, 1997, offset by a decrease at dealerships divested or to be divested. The increase at stores owned prior to March 31, 1997 is due to a decrease in retail unit sales, which was more than offset by an increase in the average selling price per vehicle. Aggregate unit retail sales of new and used vehicles increased by 61.8% and 58.1%, respectively, due principally to acquisitions, offset by (i) the net decrease at dealerships owned prior to March 31, 1997 and (ii) the decrease at dealerships divested or to be divested. The Company sold 21,045 new vehicles (62.5% of total vehicle sales) and 12,636 used vehicles (37.5% of total vehicle sales) during the three months ended June 30, 1998, compared with 13,006 new vehicles (61.9% of total vehicle sales) and 7,994 used vehicles (38.1% of total vehicle sales) during the three months ended June 30, 1997.

Finance and insurance revenues increased by $13.5 million, or 75.0%, from $18.0 million to $31.6 million. The increase is due primarily to (i) acquisitions made subsequent to March 31, 1997, (ii) the net increase at dealerships owned prior to March 31, 1997 and (iii) an increase in revenues at UnitedAuto Care, offset by the decrease at dealerships divested or to be divested.

Service and parts revenues increased by $37.6 million, or 82.6%, from $45.5 million to $83.2 million. The increase is due primarily to (i) acquisitions made subsequent to March 31, 1997 and (ii) the net increase at dealerships owned prior to March 31, 1997, offset by the decrease at dealerships divested or to be divested.

Gross Profit. Gross profit increased by $43.9 million, or 64.0%, from $68.7 million to $112.6 million. The increase in gross profit is due to (i) acquisitions made subsequent to March 31, 1997, (ii) the net increase in retail revenues at stores owned prior to March 31, 1997 and (iii) the increase in revenues at UnitedAuto Care, offset by a net decrease at dealerships divested or to be divested. Gross profit as a percentage of revenues decreased from 13.0% to 12.6%, reflecting lower margins on retail vehicle sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $38.5 million, or 71.3%, from $54.0 million to $92.5 million due principally to acquisitions made subsequent to March 31, 1997. Such expenses as a percentage of revenue increased from 10.2% to 10.3%.

Other Interest Expense. Other interest expense increased by $6.1 million, from $1.8 million to $7.9 million. The increase is due to (i) the issuance of the Company's Senior Subordinated Notes due 2007 in July and September 1997 and
(ii) the issuance of acquisition-related debt.

Other Income (Expense), Net. Other income (expense), net amounting to $1.5 million relates to income earned pursuant to dealership management agreements.

Auto Finance

Income (loss) before income taxes. UnitedAuto Finance reported a profit of $0.3 million during the three months ended June 30, 1998 compared with a loss of $0.1 million in the comparable period of 1997.

Total Company

Income Tax Provision. The 1998 income tax provision increased $0.6 million from $5.1 million to $5.7 million. The increase is due to an increase in pre-tax income in 1998 compared with 1997, coupled with an increase in the Company's estimated annual effective income tax rate during 1998.


LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for acquisitions of new dealerships, working capital and the expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments, borrowings under various credit agreements and cash flow from operations. At June 30, 1998, the Company's dealership operations had working capital of $88.1 million.

During the six months ended June 30, 1998, cash flow from dealership operations amounted to $25.4 million. Net cash used by dealerships in investing activities during the six months ended June 30, 1998, relating to dealership acquisitions, funding provided to UnitedAuto Finance and capital expenditures, totaled $133.2 million. Dealership financing activities provided $49.8 million of cash during the six months ended June 30, 1998, relating principally to net proceeds of long-term debt.

The Company finances substantially all new and used vehicle inventories through revolving floor plan financing arrangements with various lenders. Pursuant to such floor plan financing arrangements, the Company makes monthly interest payments relating to any financed inventories, but is not required to make loan principal repayments until the inventory is sold. Substantially all of the assets of the Company's dealerships are subject to security interests granted to their floor plan lending sources.

At June 30, 1998, the Company had $36.4 million of cash available to fund operations and future acquisitions. In addition, the Company is party to a $75.0 million credit agreement, dated February 27, 1998 (the "Credit Agreement"), with a group of banks which is to be used principally for acquisitions. As of June 30, 1998, $9.0 million was available under the Credit Agreement.

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

CYCLICALITY

Unit sales of motor vehicles, particularly new vehicles, have historically been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience similar periods of decline and recession as the general economy. The Company believes that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates and credit availability.

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

Interest on the Company's borrowings under floor plan financing arrangements and the Credit Agreement vary based on the prime rate or LIBOR. Such rates have historically increased during periods of increasing inflation. The Company does not believe that it would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automobile dealers have similar floating rate borrowing arrangements.

                                    PART II

ITEM 1  -  LEGAL PROCEEDINGS

In May and June, 1997, three complaints were filed in the United States District Court for the Southern District of New York on behalf of a purported class consisting of all persons who purchased the Company's Voting Common Stock issued in connection with and/or traceable to the Company's IPO at any time up to and including February 26, 1997. The complaints named as defendants the Company, Carl Spielvogel, Marshall S. Cogan, J.P. Morgan Securities Inc., Montgomery Securities and Smith Barney Inc. The plaintiffs alleged that the prospectus and the related registration statement disseminated in connection with the IPO contained material misrepresentations and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the "Securities Act"). On August 5, 1997, the Lawsuits were ordered consolidated for all purposes. On October 3, 1997, the plaintiffs filed a consolidated amended class action complaint. On November 17, 1997, the Company filed a motion to dismiss the consolidated amended class action complaint. On July 15, 1998, the District Court issued an opinion and order granting the Company's motion to dismiss the consolidated amended class action complaint in its entirety as to all defendants and denied plaintiffs leave to further amend their complaint.

Additionally, the Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 21, 1998.

b) Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the proxy statement. Each of the three nominees listed in the proxy statement were elected.

c)  The following matters were voted upon at the Annual Meeting:

    1) The election of three Class II directors. The results of the vote follow:

            Nominee                   For               Withheld
            -------                   ---               --------
         Jules B. Kroll           15,429,584             38,377
         Robert H. Nelson         15,429,584             38,377
         Richard Sinkfield        15,429,584             38,377

    2) Amendment to the Company's stock option plan. The results of the vote follow:

             For                     Against             Abstain
             ---                     -------             -------
         15,386,300                  72,840               8,821

    3)   Ratification of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand
         LLP) as the Company's independent accountant for the year ending December 31, 1998. The results of the vote follow:

             For                     Against             Abstain
             ---                     -------             -------
         15,311,172                  151,274              5,514

ITEM 5  -  OTHER INFORMATION

If notice of any stockholder proposal intended to be presented at the Company's 1999 Annual Meeting of Stockholders is received by the Company after March 17, 1999, then the proxies solicited on behalf of the Board of Directors of the Company will confer discretionary authority on the Company's management to vote on such proposal. Stockholders are reminded that any stockholder proposal intended to be included in the Company's proxy statement for such annual meeting must be received by the Company by December 31, 1998. Such proposals must also meet other legal requirements relating to stockholder proposals.

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

27.1     Financial Data Schedule.

--------------
    (a) Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, Registration No. 333-09429.

    (c) Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12297.

    (f) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-12297.

(b) Reports on Form 8-K.

The Company filed the following Current Report on Form 8-K during the quarter ended June 30, 1998:

    1. April 22, 1998, reporting under Item 7 (required financial information relating to the previously announced acquisition of the Young Automotive Group).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED AUTO GROUP, INC.

                                            By: /s/ Marshall S. Cogan
                                               ------------------------------
                                                Marshall S. Cogan
                                                Chairman of the Board and
                                                Chief Executive Officer
Date: August 13, 1998

                                            By: /s/ James R. Davidson
                                               ------------------------------
                                                James R. Davidson
                                                Executive Vice President
                                                (Chief Accounting Officer)
Date: August 13, 1998