Form 10-Q
period 1998-09-30
UNITED AUTO GROUP INC
filed 1998-10-29
CIK 1019849

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF OCTOBER 23, 1998:

VOTING COMMON STOCK, $0.0001 PAR VALUE                   20,738,384

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                  605,454

                                                 TABLE OF CONTENTS

                                     PART I

                                                                                                PAGE
1.   Financial Statements and Supplementary Data

        Consolidated Condensed Balance Sheets as of September 30, 1998 and
          December 31, 1997                                                                       1

        Consolidated Condensed Statements of Income for the three and nine months
          ended September 30, 1998 and 1997                                                       2

        Consolidated Condensed Statements of Cash Flows for the nine months
          ended September 30, 1998 and 1997                                                       3

        Notes to Consolidated Condensed Financial Statements                                      4

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        7


                                    PART II

1.   Legal Proceedings                                                                           14

2.   Changes in Securities                                                                       14

6.   Exhibits and Reports on Form 8-K                                                            14

     Signatures                                                                                  15


                            UNITED AUTO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                             1998            1997
                                                        -------------    ------------
ASSETS
AUTO DEALERSHIPS
    Cash and cash equivalents                                $25,332          $94,435
    Accounts receivable, net                                 124,377           92,601
    Inventories                                              359,558          324,330
    Other current assets                                      24,831           20,413
                                                        ------------     ------------
      Total current assets                                   534,098          531,779
    Property and equipment, net                               52,199           37,588
    Intangible assets, net                                   470,317          326,774
    Other assets                                              33,507           42,322
                                                        ------------     ------------
TOTAL AUTO DEALERSHIP ASSETS                               1,090,121          938,463
                                                        ------------     ------------
AUTO FINANCE
    Cash and cash equivalents                                  4,369            1,557
    Restricted cash                                            2,708            3,547
    Finance assets, net                                       46,469           30,408
    Other assets                                               3,312            1,687
                                                        ------------     ------------
TOTAL AUTO FINANCE ASSETS                                     56,858           37,199
                                                        ------------     ------------
TOTAL ASSETS                                              $1,146,979         $975,662
                                                        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
AUTO DEALERSHIPS
    Floor plan notes payable                                $339,720         $328,203
    Accounts payable                                          44,062           30,199
    Accrued expenses                                          56,240           40,136
    Short-term debt                                            5,069            6,069
    Current portion of long-term debt                         10,468            9,981
                                                        ------------     ------------
      Total current liabilities                              455,559          414,588
    Long-term debt                                           303,394          238,550
    Other long-term liabilities                               22,680           17,369
                                                        ------------     ------------
TOTAL AUTO DEALERSHIP LIABILITIES                            781,633          670,507
                                                        ------------     ------------
AUTO FINANCE
    Accounts payable and other liabilities                     1,919            4,211
    Short-term debt                                            3,485              387
                                                        ------------     ------------
TOTAL AUTO FINANCE LIABILITIES                                 5,404            4,598
                                                        ------------     ------------
    Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
    Voting common stock                                            2                2
    Additional paid-in capital                               352,027          310,373
    Retained earnings (deficit)                                7,913           (9,818)
                                                        ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                   359,942          300,557
                                                        ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $1,146,979         $975,662
                                                        ============     ============


                            UNITED AUTO GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                        ----------------------  -------------------------
                                                           1998         1997       1998          1997
                                                        ----------   ---------  -----------   -----------
AUTO DEALERSHIPS
   Vehicle sales                                          $766,885    $549,395   $2,163,492    $1,353,609
   Finance and insurance                                    35,032      20,768       89,469        52,280
   Service and parts                                        92,788      55,812      246,301       135,244
                                                        ----------   ---------  -----------   -----------
     Total revenues                                        894,705     625,975    2,499,262     1,541,133
   Cost of sales, including floor plan interest            772,647     545,334    2,175,418     1,344,230
                                                        ----------   ---------  -----------   -----------
     Gross profit                                          122,058      80,641      323,844       196,903
   Selling, general and administrative expenses            101,676      64,644      272,683       160,367
                                                        ----------   ---------  -----------   -----------
   Operating income                                         20,382      15,997       51,161        36,536
   Other interest expense                                   (8,407)     (5,003)     (23,381)       (7,249)
   Other income (expense), net                               1,779          --        3,627           297
                                                        ----------   ---------  -----------   -----------
INCOME BEFORE INCOME TAXES - AUTO DEALERSHIPS               13,754      10,994       31,407        29,584
                                                        ----------   ---------  -----------   -----------
AUTO FINANCE
   Revenues                                                  2,995         387        8,091         2,472
   Interest expense                                           (445)       (148)        (865)         (408)
   Operating and other expenses                             (2,289)     (1,414)      (6,692)       (3,438)
                                                        ----------   ---------  -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES - AUTO FINANCE               261      (1,175)         534        (1,374)
                                                        ----------   ---------  -----------   -----------
TOTAL COMPANY
   Income before minority interests, provision
       for income taxes and extraordinary item              14,015       9,819       31,941        28,210
   Minority interests                                          (42)        (21)        (126)         (118)
   Provision for income taxes                               (5,746)     (3,928)     (13,096)      (11,306)
                                                        ----------   ---------  -----------   -----------
Income before extraordinary item                             8,227       5,870       18,719        16,786
Extraordinary item (net of income tax benefit of $859)          --          --       (1,235)           --
                                                        ----------   ---------  -----------   -----------
Net income                                                  $8,227      $5,870      $17,484       $16,786
                                                        ==========   =========  ===========   ===========


Basic per share data:
   Income before extraordinary item                          $0.40       $0.31        $0.92         $0.93
                                                        ==========   =========  ===========   ===========
   Net income                                                $0.40       $0.31        $0.86         $0.93
                                                        ==========   =========  ===========   ===========

Diluted per share data:
   Income before extraordinary item                          $0.40       $0.31        $0.92         $0.91
                                                        ==========   =========  ===========   ===========
   Net income                                                $0.40       $0.31        $0.86         $0.91
                                                        ==========   =========  ===========   ===========


           See Notes to Consolidated Condensed Financial Statements.

                            UNITED AUTO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1998                          1997
                                                                ----------------------------  -----------------------------
                                                                    AUTO           AUTO           AUTO            AUTO
                                                                DEALERSHIPS      FINANCE      DEALERSHIPS       FINANCE
                                                                -----------    -----------    -----------     -------------
OPERATING ACTIVITIES:
Net income (loss)                                                  $17,169           $315        $17,610           ($824)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                     12,139            698          6,417             385
  Gain on sales of loans                                                 -         (2,046)             -             (57)
  Loans originated                                                       -       (408,697)             -         (84,254)
  Loans repaid or sold                                                   -        389,610              -           75,481
Changes in operating assets and liabilities:
  Accounts receivable                                               (3,982)             -        (12,638)              -
  Finance subsidiary assets                                              -          6,016              -               -
  Inventories                                                       84,298              -         10,677               -
  Floor plan notes payable                                         (78,468)             -         (7,223)              -
  Accounts payable and accrued expenses                              2,862         (2,153)         7,527             779
  Other                                                               (835)        (1,650)           605          (1,827)
                                                                -----------    -----------    -----------     -----------
    Net cash provided by (used in) operating activities:            33,183        (17,907)        22,975         (10,317)
                                                                -----------    -----------    -----------     -----------
INVESTING ACTIVITIES:
  Purchase of equipment and improvements                            (8,008)          (211)        (8,329)            (49)
  Dealership acquisitions                                         (125,427)             -        (81,651)              -
  Net investment in and advances to UnitedAuto Finance             (18,150)        18,150        (12,300)         12,300
                                                                -----------    -----------    -----------     -----------
    Net cash provided by (used in) investing activities           (151,585)        17,939       (102,280)         12,251
                                                                -----------    -----------    -----------     -----------
FINANCING ACTIVITIES:
  Proceeds from borrowings of long-term debt                        68,400              -        251,949               -
  Payments of long-term debt and capitalized leases                (17,116)             -        (53,154)              -
  Net repayments of short-term debt                                 (2,160)             -              -               -
  Deferred financing costs                                          (1,842)             -         (9,540)              -
  Proceeds from issuance of stock                                    2,017              -          4,634               -
  Repurchase of common stock                                             -              -         (8,821)              -
  Borrowings from warehouse credit line                                  -        136,251              -          40,760
  Payments of warehouse credit line                                      -       (133,471)             -         (41,589)
                                                                -----------    -----------    -----------     -----------
    Net cash provided by (used in) financing activities             49,299          2,780        185,068            (829)
                                                                -----------    -----------    -----------     -----------
    Net increase (decrease) in cash and cash equivalents           (69,103)         2,812        105,763           1,105
Cash and cash equivalents, beginning of period                      94,435          1,557         66,875           1,138
                                                                ===========    ===========    ===========     ===========
Cash and cash equivalents, end of period                           $25,332         $4,369       $172,638          $2,243
                                                                ===========    ===========    ===========     ===========


           See Notes to Consolidated Condensed Financial Statements.

                            UNITED AUTO GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

The information presented as of September 30, 1998 and 1997 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's prior year condensed financial statements to conform to the current year presentation.

2. CHANGE IN ACCOUNTING PRINCIPLE

In 1997, the Company changed its method of accounting for new vehicle inventories from LIFO to the specific identification method. Management believes the specific identification method (i) more accurately matches revenues with costs, (ii) more accurately reflects the current market value of new vehicle inventories and (iii) provides for a more meaningful comparison of the Company's operating results and financial position with that of its competition. This change in accounting principle has been applied by retroactively restating the Company's financial statements for all prior periods. The change in accounting principle did not have a material effect on the Company's results of operations for the three or nine month periods ended September 30, 1997.

3.   INVENTORIES

Inventories consisted of the following:

                               SEPTEMBER 30,   DECEMBER 31,
                                   1998           1997
                               -------------   -----------
New vehicles                        $239,989      $232,804
Used vehicles                         93,235        74,285
Parts, accessories and other          26,334        17,241
                               =============   ===========
 Total inventories                  $359,558      $324,330
                               =============   ===========

4.   MANAGED DEALERSHIPS

The Company has entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships is pending final manufacturer approval. Pursuant to such management agreements, the Company is paid a monthly fee for managing all aspects of the dealerships' operations. Management fee income amounting to $1,779 and $3,627 for the three and nine month periods ended September 30, 1998 has been included in other income (expense), net in the accompanying Consolidated Condensed Statements of Income.

                            UNITED AUTO GROUP, INC.

                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

5.   BUSINESS COMBINATIONS

The Company completed the acquisition of a number of dealerships and dealership groups during 1998 and 1997. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of such dealerships and dealership groups only from the respective dates of acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company for the nine months ended September 30, 1998 and 1997 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisitions had been consummated as of January 1, 1997.

                                                                      PRO FORMA RESULTS OF OPERATIONS
                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1998                      1997
                                                                      --------------------------------
Revenues                                                                $2,635,213       $2,525,783
Income before minority interests and provision for income taxes             35,634           35,728
Net income                                                                  20,898           21,297
Net income per diluted common share                                           1.01             1.03

The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1997.

6.   EARNINGS PER SHARE

A reconciliation of the number of shares used for the calculation of basic and dilutive earnings per share for the three and nine month periods ended September 30, 1998 and 1997 is as follows:

                                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        1998     1997       1998     1997
                                                       ------   ------     -------  ------
Weighted average number of common shares outstanding    20,693  18,851     20,255   18,027
Effect of stock options                                     33     359         94      454
                                                       -------  ------     ------   ------
Weighted average number of common shares outstanding,
   including effect of dilutive securities              20,726  19,210     20,349   18,481
                                                       =======  ======     ======   ======

                            UNITED AUTO GROUP, INC.

                    (In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

7.   SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents certain supplementary information to the Consolidated Condensed Statements of Cash Flows:

                                                                 NINE MONTHS ENDED JUNE 30,
                                                                 1998                 1997
                                                       ---------------------   ---------------------
                                                           AUTO        AUTO       AUTO        AUTO
                                                       DEALERSHIPS   FINANCE   DEALERSHIPS   FINANCE
                                                       -----------   -------   -----------   -------
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                   $24,588       $303       $7,189      $173
Cash paid for income taxes                                 2,280        330        2,648        44

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Dealership acquisition costs paid by issuance of stock    39,632          -       28,150         -
Dealership acquisition costs financed by long-term
   debt                                                   11,200          -       27,104         -

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

RESULTS OF OPERATIONS

The following discussion and analysis relates to the Company's consolidated historical results of operations for the nine and three months ended September 30, 1998 and 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Auto Dealerships

Revenues. Revenues increased by $958.1 million, or 62.2%, from $1.5 billion to $2.5 billion. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to January 1, 1997 and (ii) a slight increase in retail revenues at dealerships owned prior to January 1, 1997, partially offset by a decrease in revenues at dealerships which have been divested. The increase in retail revenues at dealerships owned prior to January 1, 1997 reflects 0.8%, 15.0% and 7.2% increases in retail vehicle sales, finance and insurance and service and parts revenues, respectively.

Sales of new and used vehicles increased by $809.9 million, or 59.8%, from $1.4 billion to $2.2 billion. The increase is due principally to (i) acquisitions made subsequent to January 1, 1997 and (ii) the net increase at dealerships owned prior to January 1, 1997, offset by a decrease at dealerships which have been divested. The increase at dealerships owned prior to January 1, 1997 is due to a decrease in retail unit sales, which was more than offset by an increase in the comparative average selling price per vehicle in the current period. Aggregate unit retail sales of new and used vehicles increased by 52.1% and 52.8%, respectively, due principally to acquisitions, offset by (i) the net decrease at dealerships owned prior to January 1, 1997 and (ii) the decrease at dealerships which have been divested. The Company sold 58,069 new vehicles (61.8% of total vehicle sales) and 35,934 used vehicles (38.2% of total vehicle sales) during the nine months ended September 30, 1998, compared with 38,181 new vehicles (61.9% of total vehicle sales) and 23,517 used vehicles (38.1% of total vehicle sales) during the nine months ended September 30, 1997.

Finance and insurance revenues increased by $37.2 million, or 71.1%, from $52.3 million to $89.5 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997, (ii) the net increase at dealerships owned prior to January 1, 1997 and (iii) an increase in revenues at UnitedAuto Care, offset by a decrease at dealerships which have been divested.

Service and parts revenues increased by $111.1 million, or 82.1%, from $135.2 million to $246.3 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997 and (ii) the net increase at dealerships owned prior to January 1, 1997, offset by a decrease at dealerships which have been divested.

Gross Profit. Gross profit increased by $126.9 million, or 64.5%, from $196.9 million to $323.8 million. The increase in gross profit is due to (i) acquisitions made subsequent to January 1, 1997, (ii) a net increase in total gross profit generated at stores owned prior to January 1, 1997 and (iii) the increase in revenues at UnitedAuto Care, offset by a decrease at dealerships which have been divested. Gross profit as a percentage of revenues increased from 12.8% to 13.0%. The increase is primarily attributable to the increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $112.3 million, or 70.0%, from $160.4 million to $272.7 million. The increase is due principally to (i) acquisitions made subsequent to January 1, 1997 and (ii) an increase at stores owned prior to January 1, 1997. Such expenses as a percentage of revenue increased from 10.4% to 10.9%.

Other Interest Expense. Other interest expense increased by $16.1 million, from $7.2 million to $23.4 million. The increase is due to (i) the issuance of the Company's Senior Subordinated Notes due 2007 in July and September 1997 and
(ii) the incurrence of acquisition-related debt.

Other Income (Expense), Net. Other income (expense), net increased by $3.3 million, due primarily to $3.6 million of income earned pursuant to dealership management agreements during 1998.

Auto Finance

Income (loss) before income taxes. UnitedAuto Finance reported a profit of $0.5 million during the first nine months of 1998 compared with a loss of $1.4 million in the comparable period of 1997. The 1997 loss was due to expenses incurred in connection with the increase in the infrastructure required to manage the substantial increase in UnitedAuto Finance's operations during 1997, as well as a charge relating to revised loan loss estimates.

Total Company

Income Tax Provision. The 1998 income tax provision increased $1.8 million from $11.3 million to $13.1 million. The increase is due to an increase in pre-tax income in 1998 compared with 1997, coupled with an increase in the Company's estimated annual effective income tax rate during 1998.

Extraordinary Item. The extraordinary item of $1.2 million, net of taxes of $0.9 million, represents a loss resulting from the first quarter write-off of unamortized deferred financing costs relating to the Company's previous credit facility.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Auto Dealerships

Revenues. Revenues increased by $268.7 million, or 42.9%, from $626.0 million to $894.7 million. The overall increase in revenues is due primarily to dealership acquisitions made subsequent to June 30, 1997, offset by (i) a 1.8% decrease in retail revenues at dealerships owned prior to June 30, 1997 and
(ii) a decrease in revenues due to dealerships which have been divested. The decrease in retail revenues at dealerships owned prior to June 30, 1997 reflects a 3.8% decrease in retail vehicle sales, offset by (i) a 29.8% increase in finance and insurance revenue and (ii) a 5.4% increase in service and parts revenues.

Sales of new and used vehicles increased by $217.5 million, or 39.6%, from $549.4 million to $766.9 million. The increase is due principally to acquisitions made subsequent to June 30, 1997, offset by (i) the decrease in retail revenues at dealerships owned prior to June 30, 1997 and (ii) a decrease at dealerships which have been divested. The decrease at stores owned prior to June 30, 1997 is due to a decrease in retail unit sales, which was partially offset by an increase in the comparative average selling price per vehicle in the current period. Aggregate unit retail sales of new and used vehicles increased by 37.0% and 34.4%, respectively, due principally to acquisitions, offset by (i) the net decrease at dealerships owned prior to June 30, 1997 and (ii) a decrease at dealerships which have been divested. The Company retailed 21,125 new vehicles (62.1% of total retail vehicle sales) and 12,871 used vehicles (37.9% of total retail vehicle sales) during the three months ended September 30, 1998, compared with 15,424 new vehicles (61.9% of total retail vehicle sales) and 9,574 used vehicles (38.1% of total retail vehicle sales) during the three months ended September 30, 1997.

Finance and insurance revenues increased by $14.3 million, or 68.7%, from $20.8 million to $35.0 million. The increase is due primarily to (i) acquisitions made subsequent to June 30, 1997, (ii) the net increase at dealerships owned prior to June 30, 1997 and (iii) an increase in revenues at UnitedAuto Care, offset by a decrease at dealerships which have been divested.

Service and parts revenues increased by $37.0 million, or 66.3%, from $55.8 million to $92.8 million. The increase is due primarily to (i) acquisitions made subsequent to June 30, 1997 and (ii) the net increase at dealerships owned prior to June 30, 1997.

Gross Profit. Gross profit increased by $41.4 million, or 51.4%, from $80.6 million to $122.1 million. The increase in gross profit is due to (i) acquisitions made subsequent to June 30, 1997, (ii) a net increase in total gross profit generated at stores owned prior to June 30, 1997 and (iii) the increase in revenues at UnitedAuto Care, offset by a net decrease at dealerships which have been divested. The net increase in gross profit at stores owned prior to June 30, 1997 is due to (i) the increase in finance and insurance revenues, (ii) the increase in service and parts revenues and (iii) an increase in margins on retail vehicle sales and service and parts revenues, offset by the lower retail vehicle sales revenues. Gross profit as a percentage of revenues increased from 12.9% to 13.6%. The increase is primarily attributable to the increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $37.0 million, or 57.3%, from $64.6 million to $101.7 million. The increase is due principally to (i) acquisitions made subsequent to June 30, 1997 and (ii) an increase at stores owned prior to June 30, 1997. Such expenses as a percentage of revenue increased from 10.3% to 11.4%.

Other Interest Expense. Other interest expense increased by $3.4 million, from $5.0 million to $8.4 million. The increase is due to (i) the issuance of the Company's Senior Subordinated Notes due 2007 in July and September 1997 and
(ii) the incurrence of acquisition-related debt.

Other Income (Expense), Net. Other income (expense), net amounting to $1.8 million relates to income earned pursuant to dealership management agreements.

Auto Finance

Income (loss) before income taxes. UnitedAuto Finance reported a profit of $0.3 million during the three months ended September 30, 1998 compared with a loss of $1.2 million in the comparable period of 1997. The 1997 loss was due to expenses incurred in connection with the increase in the infrastructure required to manage the substantial increase in UnitedAuto Finance's operations during 1997, as well as a charge relating to revised loan loss estimates.

Total Company

Income Tax Provision. The 1998 income tax provision increased $1.8 million from $3.9 million to $5.7 million. The increase is due to an increase in pre-tax income in 1998 compared with 1997, coupled with an increase in the Company's estimated annual effective income tax rate during 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for acquisitions of new dealerships, working capital and the expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments, borrowings under various credit agreements and cash flow from operations. At September 30, 1998, the Company's dealership operations had working capital of $78.5 million.

During the nine months ended September 30, 1998, cash flow from dealership operations amounted to $33.2 million. Net cash used by dealerships in investing activities during the nine months ended September 30, 1998, relating to dealership acquisitions, funding provided to UnitedAuto Finance and capital expenditures, totaled $151.6 million. Dealership financing activities provided $49.3 million of cash during the nine months ended September 30, 1998, relating principally to net proceeds of long-term debt.

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

At September 30, 1998, the Company had $25.3 million of cash available to fund operations and future acquisitions. In addition, the Company is party to a $75.0 million credit agreement, dated February 27, 1998 (the "Credit Agreement"), with a group of banks which is to be used principally for acquisitions. As of September 30, 1998, $5.0 million was available under the Credit Agreement.

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

CYCLICALITY

Unit sales of motor vehicles, particularly new vehicles, have historically been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience similar periods of decline and recession as the general economy. The Company believes that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates and credit availability.
                                      11

SEASONALITY

The Company's combined business is modestly seasonal overall. The greatest seasonalities exist with the dealerships in the northeastern United States, for which the second and third quarters are the strongest with respect to vehicle related sales. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.

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

IMPACT OF YEAR 2000

Many existing computer systems and related applications use only two digits to identify a year in the date field. As the year 2000 approaches, such programs may be unable to distinguish years beginning with 20 from years beginning with
19. As a result, date sensitive systems and related applications may fail, or may not process data accurately, before, during or after the year 2000. The Company is in the midst of an ongoing analysis to evaluate and address the potential for year 2000 issues to impact the operations and management of its auto dealerships and UnitedAuto Finance.

Auto Dealerships
----------------
The Company's auto dealerships rely heavily upon Dealer Management Systems ("DMS") and Dealer Communication Systems ("DCS"). The DMS is a leased computer system that supports critical day-to-day operations of the dealership, including vehicle sales, inventory, service and parts operations and accounting functions. The DCS is a communication system through which the dealerships exchange information with the manufacturer for processes such as ordering vehicles and parts, submitting warranty claims, reporting financial information and receiving technical information for vehicle service activities. The Company has received assurances from each of the providers of these systems that year 2000 compliant versions of the systems have been developed and are available to the Company as part of the recurring maintenance of such systems. The process of installing the year 2000 compliant DMS and DCS systems has begun, and it is expected that such upgraded systems will be in place and operating at each of the Company's dealerships by December 31, 1998.

The Company is also attempting to verify that the critical services provided by external service providers, such as vehicle and parts manufacturers and suppliers, public utilities and financial institutions with which the Company conducts business, will be available without interruption during the transition to the year 2000. Financial institutions with which the auto dealerships conduct critical business activities include floorplan lending sources and retail lending institutions. In the event such service providers are unable to verify their ability to address year 2000 issues, the Company will explore alternative sources for such services.

In addition to the critical systems and services noted above, the dealerships utilize a variety of non-critical devices and systems containing embedded systems which may fail, or may not process data accurately, before, during or after the year 2000. Such non-critical devices and systems include personal computers, software applications, phone systems and alarms. The Company is evaluating the impact to each auto dealership of such items and plans to initiate changes which make such systems year 2000 compliant through upgrades or replacement by June 30, 1999.

UnitedAuto Finance
------------------
An analysis has been undertaken to evaluate and address the potential for year 2000 issues to impact UnitedAuto Finance. Management of UnitedAuto Finance has created a summary of critical and non-critical year 2000 issues. A plan has been implemented which is designed to identify and, if necessary, correct each of the critical issues relating to internal systems or computer hardware before March 31, 1999. UnitedAuto Finance is also attempting to verify that the services provided by critical external service providers, such as public utilities, credit bureaus and financial institutions with which UnitedAuto Finance conducts business, will be available without interruption during the transition to the year 2000. In the event such service providers are unable to verify their ability to address year 2000 issues, the UnitedAuto Finance will explore alternative sources for such services.

UnitedAuto Group, Inc.
----------------------
Despite the Company's efforts, there is a risk not all possible problems associated with the year 2000 issue will be corrected. Further, despite assurances that the Company has received or will receive, there can be no guarantee that the systems and services provided by vendors, or that the systems of other companies with which the Company does business, will be year 2000 compliant. Any such non-compliance could result in the reduction or shutdown of the retail sale of automobiles and ancillary products, which could have a material adverse effect on the Company. All costs associated with evaluating and correcting year 2000 issues are expensed as incurred. To date, the costs associated with reviewing and correcting year 2000 issues have not been material. The Company is evaluating the estimated costs of its year 2000 remediation program in concert with the review of year 2000 issues.

FORWARD LOOKING STATEMENTS

Certain portions of this Quarterly Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Quarterly Report or incorporated herein by reference regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are described in the Company's Annual Report on Form 10-K. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                    PART II

ITEM 1  -  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2  -  CHANGES IN SECURITIES

In partial consideration for certain dealership acquisitions, the Company issued 396,282 shares of common stock to the sellers of such acquired dealerships. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

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

    (b)   Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  UNITED AUTO GROUP, INC.

                                                 By: /s/ Marshall S. Cogan
                                                    ----------------------------
                                                     Marshall S. Cogan
                                                     Chairman of the Board and
                                                     Chief Executive Officer
Date: October 29, 1998

                                                 By: /s/ James R. Davidson
                                                    ----------------------------
                                                     James R. Davidson
                                                     Executive Vice President
                                                     (Chief Accounting Officer)
Date: October 29, 1998