Form 10-K
period 1998-12-31
UNITED AUTO GROUP INC
filed 1999-04-01
CIK 1019849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting common stock and the non-voting common stock held by non-affiliates as of March 24, 1999 was $127,419,860.

As of March 24, 1999, there were 21,289,619 shares of voting common stock and 605,454 shares of non-voting common stock outstanding.

Portions of the registrant's proxy statement to be filed in connection with the annual meeting of shareholders, presently scheduled to be held on May 20, 1999, are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                               PAGE
 1.     Business..........................................................................................        2
 2.     Properties........................................................................................        7
 3.     Legal Proceedings.................................................................................        7
 4.     Submission of Matters to a Vote of Securityholders................................................        7

                                     PART II

 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................        7
 6.     Selected Consolidated Financial Data..............................................................        9
 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............       10
 7A.    Quantitative and Qualitative Disclosures about Market Risk........................................       19
 8.     Financial Statements and Supplementary Data.......................................................       20
 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............
                                                                                                                 20

                                    PART III

 10.    Directors and Executive Officers of the Registrant................................................       20
 11.    Executive Compensation............................................................................       20
 12.    Security Ownership of Certain Beneficial Owners and Management....................................       20
 13.    Certain Relationships and Related Transactions....................................................       20

                                     PART IV

 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................       20


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

United Auto Group, Inc. ("UAG" or the "Company") is a leading acquirer, consolidator and operator of franchised automobile and light truck dealerships and related businesses. The Company is the second largest publicly-traded retailer of new motor vehicles in the United States. At the end of 1998, the Company operated franchises located in Arizona, Arkansas, California, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Nevada, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas and Puerto Rico. As an integral part of its dealership operations, UAG also sells used vehicles. All of UAG's franchised dealerships include integrated service and parts operations, which are an important source of recurring revenues. In addition, UAG dealerships market a complete line of aftermarket automotive products and services through its wholly owned subsidiaries United Auto Care, Inc. ("UAC") and United Auto Care Products, Inc. ("UAC Products").

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

The following table sets forth information with respect to dealerships acquired by the Company during 1998:

                               DATE
ACQUIREE                       ACQUIRED      LOCATIONS                FRANCHISES
--------                       --------      ---------                ----------
Skelton Group                  1/98          Memphis, TN              Toyota, Mazda, Hyundai
Young Group                    2/98          Kissimmee, FL            Toyota
                                             Indianapolis, IN         Chevrolet, Honda, Isuzu
                                             Tipton, IN               Chevrolet, Buick, Pontiac, GMC
                                             Bloomington, IL          Chevrolet
                                             Goldsboro, NC            Cadillac, Chevrolet, Oldsmobile
                                             Hilton Head, SC          BMW, Buick, Pontiac, GMC
Classic Group                  2/98          New Jersey               Chevrolet,  Toyota,  Nissan,  Buick,  GMC,  Hyundai,
                                                                      BMW, Acura, Honda
Graceland Dodge                2/98          Memphis, TN              Dodge
Pioneer Ford                   4/98          Phoenix, AZ              Ford
San Diego dealerships          7/98          San Diego, CA            Toyota, Lexus, Dodge, Mazda
Citrus                         11/98         Dade City, FL            Chrysler, Plymouth, Dodge

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

BUSINESS STRATEGY

UAG seeks to be a leader in the consolidation of the automotive retailing industry and to increase stockholder value through a business strategy that includes the following principal elements:

Acquire and Integrate Profitable Dealership Operations

UAG seeks to capitalize on continuing consolidation in the U.S. automotive retailing industry by selectively acquiring profitable dealerships. The Company targets dealerships or dealership groups with established records of profitability as well as with experienced management willing to remain in place. The Company focuses on opportunities in geographic markets with above-average projected population and job growth. The Company attempts to create regional hubs of dealerships that will be able to share administrative and other operations to reduce costs.

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

Used Vehicles. Used vehicle sales by franchised dealers, with average prices approximating 60% of new vehicle prices, typically generate higher gross margins as a percentage of sales value than new car sales because of limited comparability among them and the somewhat subjective nature of their valuation. Consumer acceptance of used vehicle purchasing has grown, due principally to (i) an increase in the availability of late-model, low-mileage used vehicles due in part to the large supply of vehicles coming off short-term leases, (ii) improvements in the quality of motor vehicles and (iii) increases in the prices of new vehicles.

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

Aftermarket Products. Each sale of a new or used vehicle provides the opportunity for the Company to sell aftermarket products. Aftermarket products include accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors, as well as agency services such as extended service contracts, credit insurance policies and financing and lease contracts. In addition, the Company receives fees for placing financing and lease contracts. In order to meet customers' needs and help create a "one-stop" shopping experience, management continues to expand aftermarket product offerings through UAC and UAC Products.

Service and Parts. Each of UAG's new vehicle dealerships offers a fully integrated service and parts department. The service and parts business provides an important recurring revenue stream to the Company's dealerships, which may help to mitigate the effects of downturns in the automobile sales cycle. Unlike independent service shops or used car dealerships with service operations, UAG is qualified to perform work covered by manufacturer warranties. Since warranty service work is paid for by the manufacturer, consumers are motivated to service their vehicles at a dealership for the warranty period. In recent years, manufacturers have generally lengthened standard warranty coverage on new cars and introduced warranty coverage on used cars, further enhancing customer retention opportunities in the service area. To grow their service and parts businesses, UAG dealerships have implemented programs to track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. In addition, the Company is actively marketing warranty-covered services to potential customers such as municipalities and corporations with large fleets of automobiles located near certain of its dealerships. The Company is able to offer repair services to such customers on a more efficient and less costly basis than such customers generally can perform themselves. The Company also believes that its market share will grow at the expense of independent mechanics' shops, which may be unable to address the increased mechanical and electronic sophistication of today's motor vehicles and the increased expenses of compliance with more stringent environmental regulations.

Implement "Best Practices"

The Chairman's Committee, comprised of senior executives and key managers, meets periodically to review the operating performance of individual dealerships, as well as to examine important industry trends and, where appropriate, recommend specific operating improvements. This facilitates implementation of successful strategies throughout the organization so that each dealership can benefit from the successes of the others, as well as from the knowledge and experience of UAG's senior management. Management also attends various industry sponsored leadership and management seminars and receives continuing education in products, marketing strategies and management information systems. The Company shares training techniques across its dealership base and has made improving service absorption and aftermarket revenues a Company-wide focus.

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

The quality of customer service provided by dealerships' sales and service departments is measured by customer satisfaction index ("CSI") scores, which are derived from data accumulated by manufacturers through individual customer surveys. UAG relies on this data to track the performance of dealership operations and uses it as a factor in determining the compensation of general managers and sales and service personnel in its dealerships. The Company's most recent CSI scores indicate that a majority of its dealerships' CSI scores were at or above the average CSI scores for the applicable regions.

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

EMPLOYEES AND LABOR RELATIONS

As of December 31, 1998, UAG employed approximately 5,500 people, approximately 590 of whom are covered by collective bargaining agreements with labor unions. Relations with employees are considered by the Company to be satisfactory. The Company's policy is to motivate its key managers through, among other things, grants of stock options.

ENVIRONMENTAL MATTERS

As with automobile dealerships generally, and service parts and body shop operations in particular, the Company's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The Company's business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances or wastes. Accordingly, the Company is subject to regulation by federal, state and local authorities that establish health and environmental quality standards and impose penalties for violations of those standards. The Company is also subject to laws, ordinances and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal.

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

ITEM 2.  PROPERTIES

The Company seeks to structure its operations so as to avoid the ownership of real property. As a result, the Company leases or subleases substantially all of its facilities, including dealerships and office space used for corporate activities. As of December 31, 1998, the Company has leases at the majority of its dealerships, which can include facilities for (i) new and used vehicle sales, (ii) vehicle service operations, (iii) retail and wholesale parts operations, (iv) body shop operations, (v) storage and (vi) general office use. Such leases are generally for a period of between five and twenty years and typically include renewal options for an additional five to ten years in favor of the Company. In addition, the Company leases office space in New York, NY, Purchase, NY and Rochester, NY for the Company's corporate headquarters and other corporate related activities.


ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "UAG." There were 114 holders of record of the Common Stock and one holder of record of the Non-voting Common Stock as of March 24, 1998. There is no established market for the Company's Non-voting Common Stock, but such stock is convertible into an equal number of shares of Voting Common Stock at any time, subject to certain conditions, for no cost at the option of the holder thereof.

The following table sets forth the high and low sales prices as reported on the NYSE during each fiscal quarter during 1998 and 1997.

                                               1998                  1997
QUARTER ENDED                             HIGH        LOW       HIGH        LOW
-------------                             ----        ---       ----        ---
March 31                                 24 1/8     10 1/4     31 3/4     19 1/4
June 30                                  21 7/8     13 5/8     19 7/8       16
September 30                             26 5/16    11 5/16    27 7/8     19 1/4
December 31                                15        8 7/8     26 13/16   13 3/4

The Company has not declared or paid dividends on its Common Stock during 1998 or 1997. The Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The decision whether to pay dividends will be made by the Board of Directors of the Company in light of conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions and other factors.

The Credit Agreement (as hereinafter defined) restricts the Company from paying dividends in excess of $5.0 million in the aggregate. In addition, the indentures governing the Notes (as hereinafter defined) limit the Company's ability to pay dividends based on a formula which takes into account, among other things, the Company's consolidated net income. The Company is a holding company whose assets consist primarily of the indirect ownership of the capital stock of its operating subsidiaries. Consequently, the Company's ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings to the Company and other advances and payments by such subsidiaries to the Company.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of the Company as of and for the five years in the period ended December 31, 1998. Such financial information has been derived from the Company's consolidated financial statements. During the five year period, the Company made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition. As a result, the Company's period to period results of operations vary depending on the dates of such acquisitions. The selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related footnotes included elsewhere herein.


                                   SELECTED CONSOLIDATED FINANCIAL DATA (1) (2)

                                                                    YEARS ENDED DECEMBER 31,
                                                         (Dollars in thousands, except per share data)
                                         1998 (3) (4)     1997 (5) (6)        1996 (7)           1995 (8)        1994
                                        -------------    -------------      -----------      ---------------  -----------
 STATEMENT OF OPERATIONS DATA:
 AUTO DEALERSHIPS
 Total revenues                           $3,343,147       $2,092,593       $1,302,031         $805,621         $731,629
 Gross profit                                426,899          257,062          145,572           84,987           85,432
 Income (loss) from continuing
  operations                                  13,378           (7,936)           8,928           (2,825)             125
 Net income (loss)                              (797)         (10,140)           3,047           (3,654)            (245)
 Income (loss) from continuing
  operations per diluted common
  share                                         0.64            (0.44)            0.82            (0.52)            0.03
 Net income (loss) per diluted
  common share                                 (0.04)           (0.56)            0.28            (0.67)           (0.06)

  OTHER AUTO DEALERSHIP DATA:
  Gross profit margin                          12.8%            12.3%            11.2%            10.5%            11.7%
  New cars sold at retail                     77,403           50,985           36,802           25,138           22,464
  Used cars sold at retail                    46,724           31,253           18,344            8,953            8,340


 --------------------------------------------------------------------------------------------------------------------------
                                                                       AS  OF DECEMBER 31,
                                                                     (Dollars in thousand)
                                             1998             1997             1996             1995             1994
                                        --------------    ------------       ----------     ------------    ---------------
  BALANCE SHEET DATA:
  Intangible assets, net                    $482,049         $326,774         $177,194          $48,774          $23,018
  Total assets                             1,184,194          971,064          525,373          235,146          174,922
  Long-term debt, including
   current portion                           313,021          248,531           16,565           27,242            8,640
  Total stockholders' equity                 341,650          300,557          284,501           51,699           31,432

------------------------------------
(1) The Company made a decision to discontinue the auto finance business of its wholly owned subsidiary, United Auto Finance, Inc. ("UAF"). As a result, UAF will no longer engage in the purchase or sale of automotive loans; however, it will continue to service its securitized portfolios in accordance with contractual commitments. Consequently, UAF has been reported as a discontinued operation in the accompanying consolidated statements of operations. The Company has restated its prior financial statements to present the results of UAF as a discontinued operation for all periods presented.
(2) During 1997, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method. The effect of the change in accounting for new vehicle inventories was to increase net income and income before extraordinary item by $573 ($0.05 per diluted share) in 1996, decrease net income and income before extraordinary item by $188 ($0.03 per diluted share) in 1995 and increase net income and income before extraordinary item by $1,446 ($0.38 per diluted share) in 1994.
(3) Includes a $12.6 million pre-tax charge for estimated future repair costs under the terms of approximately 51,000 warranty and extended service contracts sold by UAC from January 1, 1997 to October 31, 1998. See footnotes to consolidated financial statements.
(4) Includes the results of the Skelton Group, the Young Group, the Classic Group, Graceland Dodge, Pioneer Ford, the San Diego dealerships and Citrus Dodge from their respective dates of acquisition.
(5) Includes a $31.7 million charge recorded during 1997 to realign certain elements of the Company's business. See footnotes to consolidated financial statements.
(6) Includes the results of Crown Automotive, Hanna Nissan, the Staluppi Automotive Group, the Gene Reed Automotive Group, the Lance Landers dealerships, Stone Mountain Jeep Eagle, Shreveport Dodge, Central Ford, Covington Pike Dodge and the Triangle Group from their respective dates of acquisition
(7) Includes the results of Atlanta Toyota, United Nissan (GA), Peachtree Nissan, the Sun Automotive Group, the Evans Group and United Nissan (TN) from their respective dates of acquisition.
(8)    Includes the results of Landers Auto from its date of acquisition.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance and insurance contracts.

New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors, as well as amounts received as fees for placing extended service contracts, credit insurance policies, and financing and lease contracts. UAG dealerships market a complete line of aftermarket automotive products and services through UAC. Service and parts revenues include fees paid for repair and maintenance service and the sale of replacement parts. The Company also derives revenue from fees paid by financial institutions which purchase installment contracts from customers at the Company's dealerships.

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

The Company has been informed by Trace International Holdings, Inc. ("Trace") and its subsidiary Alpha Automotive, Inc. ("Alpha") that they are in the process of evaluating their ability to meet their obligations with respect to the cost of future repairs under the terms of approximately 51,000 warranty and extended service contracts sold by UAC between January 1, 1997 and October 31, 1998. The repair obligations for these contracts had been contractually assumed by Trace and Alpha. As a result of the uncertainty about Trace and Alpha's ability to perform their contractual obligations, the Company has entered into an insurance agreement with Virginia Surety Company, Inc. ("Virginia Surety") and certain of its affiliates. Virginia Surety is a subsidiary of Aon Corporation, an insurance services holding company. Under the terms of the agreement, affiliates of Virginia Surety have agreed to assume the repair obligations on the 51,000 warranty and extended service contracts in exchange for a fixed premium payable over time. The Company has recorded a $12.6 million pre-tax charge (the "Alpha Charge"), which represents the estimated present value of those premium payments. Such charge has been reflected in cost of goods sold in the accompanying financial statements. The Company has no further financial obligations related to these contracts other than to make the specified premium payments.

The Company has terminated the contract with Trace and Alpha with respect to warranty or extended service contracts sold by UAC subsequent to October 31, 1998, and has entered into an agreement with affiliates of Virginia Surety pursuant to which these affiliates will assume the repair obligations on all warranty and extended service contracts sold and to be sold by UAC subsequent to October 31, 1998 in exchange for specified insurance premiums. Trace and Alpha will remain liable with respect to warranty or extended service contracts sold prior to November 1, 1998. Future recoveries from Trace and Alpha will reduce the cost of the Virginia Surety insurance agreement.

The Company made a decision to discontinue its auto finance business. As a result, UAF will no longer engage in the purchase or sale of automotive loans; however, it will continue to service its securitized portfolios in accordance with contractual commitments. Consequently, UAF has been reported as a discontinued operation in the accompanying consolidated statements of operations. The Company has restated its prior financial statements to present the results of UAF as a discontinued operation for all periods presented. Based on its most recent Schedule 13-D filed with the Securities and Exchange Commission, Trace is the beneficial owner of 4,016,110 shares of common stock of the Company, which represents approximately 20.5% of the Company's outstanding common stock. Marshall S. Cogan, Chairman and Chief Executive Officer of the Company, is also Chairman and Chief Executive Officer of Trace.

During 1997, the Company recorded a pre-tax charge of $31.7 million (the "1997 Charge"). The charge included costs associated with (i) the divestiture of automotive franchises, (ii) the closure of three stand-alone used vehicle satellite locations in Arkansas and the disposal of related inventory, (iii) the implementation of a new policy to more efficiently manage the Company's working capital invested in retail inventory, (iv) excess real estate, (v) the write-off of non-performing assets and (vi) certain corporate consulting agreements. Costs associated with the 1997 Charge amounting to $9.8 million and $20.9 million have been reflected in cost of goods sold and selling, general and administrative expenses, respectively, in the accompanying financial statements.
In addition, $1.0 million has been reflected in discontinued operations.

Also, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method during 1997. All results of operations and related comparisons in this Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect such change in accounting principle.

Also, the Company made a number of dealership acquisitions in 1998, 1997 and 1996. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues. Revenues increased by $1.3 billion, or 59.8%, from $2.1 billion to $3.3 billion. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to January 1, 1997 and (ii) an overall 5.2% increase in retail revenues at dealerships owned prior to January 1, 1997, partially offset by (i) a decrease in retail vehicle sales revenues and finance and insurance revenues at dealerships in the Atlanta marketplace and (ii) a decrease in revenues at dealerships which were divested during 1998. The overall increase in retail revenues at dealerships owned prior to January 1, 1997 reflects 4.4%, 19.5% and 7.7% increases in retail vehicle sales, finance and insurance and service and parts revenues, respectively.

Sales of new and used vehicles increased by $1.1 billion, or 57.8%, from $1.8 billion to $2.9 billion. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997 and (ii) the net increase at dealerships owned prior to January 1, 1997, offset by (i) the decrease in the Atlanta marketplace and (ii) a decrease at dealerships which were divested during 1998. The increase at dealerships owned prior to January 1, 1997 is due to an increase in the comparative average selling price per vehicle, partially offset by a 2.7% decrease in retail unit sales. Aggregate unit retail sales of new and used vehicles increased by 51.8% and 49.5%, respectively, due principally to acquisitions, offset by (i) the net decrease at dealerships owned prior to January 1, 1997 and (ii) the decrease at dealerships which were divested during 1998. The Company sold 77,403 new vehicles (62.4% of total vehicle sales) and 46,724 used vehicles (37.6% of total vehicle sales) during the year ended December 31, 1998, compared with 50,985 new vehicles (62.0% of total vehicle sales) and 31,253 used vehicles (38.0% of total vehicle sales) during the year ended December 31, 1997.

Finance and insurance revenues increased by $53.2 million, or 71.7%, from $74.2 million to $127.4 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997, (ii) the net increase at dealerships owned prior to January 1, 1997 and (iii) an increase in revenues at UAC, offset by (i) the decrease in the Atlanta marketplace and (ii) a decrease at dealerships which were divested during 1998.

Service and parts revenues increased by $143.3 million, or 75.1%, from $190.8 million to $334.1 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997 and (ii) the net increase at dealerships owned prior to January 1, 1997, offset by a decrease at dealerships which were divested during 1998.

Gross Profit. Gross profit increased by $169.8 million, or 66.1%, from $257.1 million to $426.9 million. The increase in gross profit is due to (i) acquisitions made subsequent to January 1, 1997, (ii) a net increase in total gross profit generated at stores owned prior to January 1, 1997 (iii) the increase in revenues at UAC and (iv) the impact of the 1997 Charge on gross profit in 1997, offset by (i) the impact of the Alpha Charge on gross profit in 1998 and (ii) a decrease at dealerships which were divested during 1998. Gross profit as a percentage of revenues increased from 12.3% to 12.8%. The increase in gross profit as a percentage of revenues is primarily attributable to (i) the increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues, (ii) improved gross profit margins on retail vehicle sales revenues, (iii) improved gross profit margins on finance and insurance revenues and (iv) improved gross profit margins on service and parts revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $120.0 million, or 47.0%, from $255.1 million to $375.0 million. The increase in selling, general and administrative expense is due principally to (i) acquisitions made subsequent to January 1, 1997, (ii) an increase at stores owned prior to January 1, 1997, offset in part by the impact of the 1997 Charge on selling general and administrative expense in 1997. Such expenses as a percentage of revenue decreased from 12.2% to 11.2%.

Other Interest Expense. Other interest expense increased by $17.4 million, from $14.1 million to $31.5 million. The increase is due to (i) the issuance of the Company's Senior Subordinated Notes due 2007 in July and September 1997 and (ii) the incurrence of acquisition-related debt.

Other Income (Expense), Net. Other income (expense), net increased by $4.5 million, due primarily to $4.8 million of income earned pursuant to dealership management agreements during 1998.

Income Tax Provision. The 1998 income tax provision increased $15.5 million from a benefit of $4.0 million to a provision of $11.6 million. The increase is due to an increase in pre-tax income in 1998 compared with 1997, coupled with an increase in the Company's estimated annual effective income tax rate during 1998.

Loss from Discontinued Operations. Loss from discontinued operations increased by $10.7 million from $2.2 million to $12.9 million. The increase in loss from discontinued operations is due primarily to (i) an increase in UAF's 1998 operating loss and (ii) the recording of a $14.4 million loss on disposal, offset by the impact of the 1997 Charge on loss from discontinued operations in 1997. The increase in UAF's 1998 operating loss was due primarily to (i) losses incurred on the sale of loans in private non-securitized transactions, (ii) losses in connection with exiting interest rate management transactions and
(iii) asset impairment relating to finance assets. The loss on disposal consists of (i) $5.9 million relating to contractual commitments, the write-off of certain fixed assets, severance and other administrative expenses, (ii) $3.8 million of asset impairment and losses incurred on the sale of loans in private non-securitized transactions, (iii) $3.9 million of estimated future costs associated with servicing its securitized portfolio of retail automotive loans and (iv) $0.8 million relating to the write-off of deferred financing fees in connection with the closure of UAF's warehouse lines.

Extraordinary Item. The extraordinary item of $1.2 million, net of taxes of $0.9 million, represents a loss resulting from the first quarter write-off of unamortized deferred financing costs relating to the Company's previous credit facility.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues. Revenues increased by $790.6 million, or 60.7%, from $1.3 billion to $2.1 billion. The overall increase in revenues is due principally to dealership acquisitions made in 1997 and the inclusion of a full year's revenues for dealerships acquired in 1996, offset by a net decrease in sales at dealerships owned prior to January 1, 1996. The net decrease in revenues at dealerships owned prior to January 1, 1996 is due primarily to (i) a reduction in revenues at Atlanta Toyota, impacted by shortages of inventory of certain models and weakness in the Atlanta market, and (ii) a decrease in sales volume at the Company's DiFeo division, resulting principally from the closure of unprofitable dealerships.

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

Finance and insurance revenues (aftermarket product sales) increased by $30.6 million, or 70.3%, from $43.6 million to $74.2 million. The increase is due primarily to (i) dealership acquisitions made in 1997, (ii) the inclusion of a full year's revenues for dealerships acquired in 1996 and (iii) the establishment of UAC, partially offset by a net decrease in finance and insurance revenues in the DiFeo Group. The decrease in the DiFeo Group is due principally to the closure of certain franchises.

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

Gross Profit. Gross profit increased by $111.5 million, or 76.6%, from $145.6 million to $257.1 million. Gross profit as a percentage of revenues increased from 11.2% to 12.3%. The increase in gross profit and in gross profit as a percentage of revenues is due to (i) dealership acquisitions made in 1997 and the inclusion of a full year's operations for dealerships acquired in 1996, (ii) increased dealership finance and insurance and service and parts revenues, which yield higher margins, as a percentage of total revenues, (iii) improved gross profit margins on vehicle sales revenues, (iv) improved gross profit margins on finance and insurance revenues, (v) improved gross profit margins on service and parts revenues and (vi) the establishment of UAC, offset by the 1997 Charge.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $130.8 million, or 105.3%, from $124.2 million to $255.1 million due principally to (i) dealership acquisitions made in 1997 and the inclusion of a full year's operations for dealerships acquired in 1996, (ii) an increase in the infrastructure required to manage the substantial increase in the Company's operations and planned expansion of its business in the future and (iii) the 1997 Charge. Selling, general and administrative expenses as a percentage of revenue increased to 12.2% from 9.5%.

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

Income Tax Provision. During 1997, the Company recorded an income tax benefit in the amount of $4.0 million, compared with income tax expense of $7.2 million in the prior year. The change is due to the Company's experiencing a net operating loss in 1997 compared with net income in 1996.

Loss from Discontinued Operations. Loss from discontinued operations increased by $1.3 million from $0.9 million to $2.2 million. The increase in loss from discontinued operations is due primarily to (i) an increase in infrastructure spending by UAF in 1997, (ii) charges relating to revised loan loss estimates during 1997 and (iii) the impact of the 1997 Charge.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments and cash flow from operations. At December 31, 1998, the Company had working capital of $85.2 million.

During 1998, dealership activities resulted in net cash provided by operations of $55.0 million. Net cash used by dealerships in investing activities during the year ended December 31, 1998 totaled $150.2 million, relating primarily to dealership acquisitions, funding provided to UAF and capital expenditures. Dealership financing activities provided $50.6 million of cash during the year ended December 31, 1998, principally relating to net proceeds from the issuance of long-term debt.

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

At December 31, 1998, the Company had approximately $38.5 million of cash available to fund operations and future acquisitions. In addition, the Company is party to a $75.0 million Credit Agreement, dated February 27, 1998 (as amended) (the "Credit Agreement"), with a group of banks, which was to be used principally for acquisitions. As of March 24, 1999, $4.6 million is available for borrowing under the Credit Agreement.

The Credit Agreement restricts the Company from paying dividends in excess of $5.0 million in the aggregate. In addition, the indentures governing the Notes limit the Company's ability to pay dividends based on a formula which takes into account, among other things, the Company's consolidated net income. The Company is a holding company whose assets consist primarily of the indirect ownership of the capital stock of its operating subsidiaries. Consequently, the Company's ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings to the Company and other advances and payments by such subsidiaries to the Company. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's auto dealership subsidiaries.

The Company was in compliance with the financial covenants in its Credit Agreement at year end. Nevertheless, the Company anticipates that it may not meet the more stringent first quarter 1999 net worth covenants contained therein primarily as a result of the charges described above. The Company has commenced discussions with its lenders to amend or waive such covenants if necessary; however, there can be no assurance that if such amendments or waivers are necessary, they will be obtained.

The Company's principal source of growth has come from acquisitions of automobile dealerships. The Company believes that its existing capital resources will be sufficient to fund its current operations and commitments relating to extended warranty contracts previously assumed by Trace and Alpha. To the extent the Company pursues additional significant acquisitions, it may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. A public equity offering would require the prior approval of certain automobile manufacturers.

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

SEASONALITY

The Company's combined business is modestly seasonal overall. The greatest seasonalities exist with the dealerships in the northeast United States, for which the second and third quarters are the strongest with respect to vehicle related sales. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.

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

IMPACT OF YEAR 2000

Many existing computer systems and related applications use only two digits to identify a year in the date field. As the year 2000 approaches, such programs may be unable to distinguish years beginning with 20 from years beginning with
19. As a result, date sensitive systems and related applications may fail to process data accurately, before, during or after the year 2000. The Company is currently analyzing the potential for year 2000 issues to impact the operations and management of its auto dealerships.

The Company's auto dealerships rely heavily upon two mission critical systems:
Dealer Management Systems ("DMS") and Dealer Communication Systems ("DCS"). The DMS is a leased computer system that supports critical day-to-day operations of the dealership, including vehicle sales, inventory, service and parts operations and accounting functions. The DCS is a communication system through which the dealerships exchange information with the manufacturer for processes such as ordering vehicles and parts, submitting warranty claims, reporting financial information and receiving technical information for vehicle service activities. The Company has received assurances from each of the providers of these systems that year 2000 compliant versions of the systems have been developed and are available to the Company as part of the recurring maintenance of such systems. To date, the installation of the year 2000 compliant DMS and DCS systems has been completed at more than ninety percent of the Company's dealerships. The remaining dealerships are expected to have installed the year 2000 compliant systems by April 30, 1999. In order to test the ability of the Company's recently upgraded mission critical systems to process date related information correctly, the Company has established a redundant computer platform which is being used to evaluate the reliability of such systems. The majority of such testing is expected to be completed by May 31, 1999. While the testing of the mission critical systems is still pending, the Company has received assurances that the vendors supplying such systems have made all corrections necessary to the systems to ensure date related information is processed correctly. The cost of the upgraded mission critical systems is included in the recurring fees paid by the Company to the system providers. As a result, the implementation of such systems has not resulted in incremental cost to the Company.

The Company is also attempting to verify that the critical services provided by external service providers, such as vehicle and parts manufacturers and suppliers, public utilities and financial institutions with which the Company conducts business, will be available without interruption during the transition to the year 2000. Financial institutions with which the auto dealerships conduct critical business activities include floorplan lending sources and retail lending institutions. In the event such service providers are unable to verify their ability to address year 2000 issues, the Company will explore alternative sources for such services. If the Company's current service providers fail to address year 2000 issues, and if the Company is unable to secure such services from an alternative service provider, then such failure could result in a material adverse effect on the Company.

In addition to the mission critical systems and critical services noted above, the dealerships utilize a variety of non-critical devices and systems containing embedded systems which may fail to process data accurately, before, during or after the year 2000. Such non-critical devices and systems include personal computers, software applications, service lifts and certain other equipment used by service technicians, phone systems and alarms. The Company has developed a summary list of potential year 2000 issues for its dealerships, which is based on an industry guide designed to help dealerships address year 2000 issues, as well as on information obtained through in-depth reviews of the potential impact of year 2000 issues at certain Company dealerships. Each of the Company's dealerships is scheduled to have completed a thorough review designed to identify such non-mission critical systems and devices by April 30, 1999. In addition, each dealership is expected to have addressed these non-mission critical systems by December 31, 1999. The cost of correcting the non-mission critical systems and devices is not expected to cost in excess of $2.0 million, which will be paid for from the cash flow from operations of the individual dealerships.

Despite the Company's efforts and testing, there is a risk that not all possible problems associated with the year 2000 issue will be corrected. Further, despite assurances that the Company has received or will receive, there can be no guarantee that the systems and services provided by vendors, or that the systems of other companies with which the Company does business, will be year 2000 compliant. Any such non-compliance could result in the reduction or shutdown of the retail sale of automobiles and ancillary products, which could have a material adverse effect on the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates. The Company's business is conducted in the United States and its revenues and expenses are transacted solely in U.S. dollars. As a result, the Company's results of operations are not subject to foreign exchange rate fluctuations and, accordingly, the Company does not hedge against such fluctuations. In common with other automobile retailers, the Company purchases certain of its new car inventories from foreign manufacturers. The Company's business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company's future results could be materially and adversely impacted by changes in these or other factors.

Interest Rates. The Company is exposed to market risk from changes in the interest rates on certain of its outstanding indebtedness. The outstanding balance under the Credit Agreement bears interest at a variable rate based on a margin over the prevailing London Interbank Offered Rate ("LIBOR"). Based on the amount outstanding as of March 24, 1999, a 100 basis point change in interest rates would result in an approximate $0.7 million change to the Company's annual interest expense. Similarly, amounts owing under the revolving floor plan financing arrangements, pursuant to which the Company finances substantially all of its vehicle inventory, bear interest at a variable rate based on a margin over LIBOR. Based on the average aggregate outstanding amounts under such financing arrangements for the year ended December 31, 1998, a 100 basis point change in interest rates would result in an approximate $3.8 million change to the Company's annual floor plan interest expense. For fixed rate debt such as the Notes, certain seller financed promissory notes and obligations under certain capital leases, interest rate changes effect the fair market value thereof, but do not impact earnings or cash flows.

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

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the three month period ended December 31, 1998.

(c)      Exhibits

3.1(c)           Third Restated Certificate of Incorporation.
3.2(a)           Restated Bylaws.
4.1(a)           Specimen Common Stock certificate.
4.2(f)           Indenture, dated as of July 23, 1997, among the Company,
                 the Guarantors party thereto and The Bank of New York, as
                 Trustee, including form of Note and Guarantee.
4.4(f)           Indenture, dated as of September 16, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as
                 Trustee, including form of Series B Note and Guarantee.
10.1.1(a)        Registration Rights Agreement, dated as of October
                 15, 1993, among the Company and the investors listed
                 therein, as amended July 31, 1996.
10.1.4(a)        Form of Warrant.
10.1.8(a)        Stock Option Plan of the Company.
10.1.8.1         Amendment to Stock Option Plan of the Company.
10.1.11(a)       Letter, dated July 24, 1996, from Chrysler Corporation to
                 the Company.
10.1.12(a)       Agreement, dated July 24, 1996, between the Company and
                 Toyota Motor Sales U.S.A., Inc.
10.1.13(a)       Non-employee Director Compensation Plan of the Company.
10.1.14(a)       Form of Agreement among the Company, certain of its affiliates and American Honda Motor Co., Inc.
10.1.15(a)       Form of Option Certificate of the Company in favor of
                 Samuel X. DiFeo and Joseph C. DiFeo.
10.1.18(d)       Consulting Agreement, dated March 3, 1997, between the Company and Carl Spielvogel.
10.1.19.1(h)     Credit Agreement, dated as of February 27, 1998, among the
                 Company, various financial institutions and The Bank of
                 Nova Scotia, as Administrative Agent.
10.1.19.2(h)     Pledge Agreement, dated as of February 27, 1998,
                 among the Company, certain subsidiaries thereof and
                 The Bank of Nova Scotia, as Administrative Agent.
10.1.19.3(h)     Subsidiary Guarantee, dated as of February 27, 1998,
                 among certain subsidiaries of the Company and The
                 Bank of Nova Scotia, as Administrative Agent.
10.2.1(a)        Honda Automobile Dealer Sales and Service Agreement, including
                 Standard Provisions.
10.2.2(a)        Lexus Dealer Agreement, including Standard Provisions.
10.2.3(a)        Mitsubishi Dealer Sales and Services Agreement, including
                 Standard Provisions.
10.2.4(a)        BMW of North America, Inc. Dealer Agreement, including
                 Standard Provisions.
10.2.5(a)        Suzuki Term Dealer Sales and Service Agreement, including
                 Standard Provisions.
10.2.6(a)        Toyota Dealer Agreement, including Standard Provisions.
10.2.7(a)        General Motors Dealer Sales and Service Agreement, including
                 Standard Provisions.
10.2.9(a)        Nissan Dealer Term Sales and Service Agreement, including
                 Standard Provisions.
10.2.10(a)       Chrysler Corporation Term Sales and Service Agreement,
                 including Standard Provisions.
10.2.15(a)       Hyundai Motor America Dealer Sales and Service Agreement,
                 including Standard Provisions.


10.2.21 and     Isuzu Dealer Sales and Service Agreement, including Standard
 .22 (a)         Provisions.
10.2.26(a)      Settlement Agreement, dated as of October 3, 1996,
                among the Company and certain of its affiliates, on
                the one hand, and Samuel X. DiFeo, Joseph C. DiFeo
                and certain of their affiliates, on the other hand.
10.3.1          Ford Sales and Service Agreement, including Standard Provisions.
10.4.5(a)       Employment Agreement, dated as of August 1, 1995, between
                Landers Auto Sales, Inc. and Steve Landers.
10.5.13(a)      Employment Agreement, dated as of January 16, 1996, among the
                Company, UAG Atlanta, Inc. and John Smith.
10.8.1(a)       Stock Purchase Agreement, dated as of June 6, 1996,
                among the Company, UAG West, Inc., Scottsdale
                Jaguar, LTD., SA Automotive, LTD., SL Automotive,
                LTD., SPA Automotive, LTD., LRP, LTD., Sun BMW,
                LTD., Scottsdale Management Group, LTD., 6725
                Dealership LTD. and certain parties named therein,
                as amended on October 21, 1996 by Amendment No. 1,
                Amendment No. 2 and Amendment No. 3.
10.8.3(a)       Form of Employment Agreement between the Company, UAG West,
                Inc., and Steven Knappenberger.
10.8.5(a)       Audi Dealer Agreement, including Standard Provisions.
10.8.6(a)       Acura Automobile Dealer Sales and Service Agreement,
                including Standard Provisions.
10.8.8(a)       Porsche Sales and Service Agreement, including Standard
                Provisions.
10.8.9(a)       Land Rover North America, Inc. Dealer Agreement, including
                Standard Provisions.
10.8.21(e)      Rolls-Royce Dealer Agreement.
10.11.1(b)      Agreement and Plan of Merger, dated December 16, 1996, among
                Crown Jeep Eagle, Inc., Berylson, Inc., Shannon Automotive,
                Ltd., Kevin J. Coffey, Paul J. Rhodes, the Company, UAG Texas,
                Inc. and UAG Texas II, Inc.
10.13.1(d)      Stock Purchase Agreement, dated February 19, 1997,
                among the Company, UAG East, Inc., Amity Auto Plaza
                Ltd., Massapequa Imports Ltd., Westbury Nissan Ltd.,
                Westbury Superstore Ltd., J&S Auto Refinishing Ltd.,
                Florida Chrysler Plymouth Jeep Eagle Inc., Palm Auto
                Plaza Inc., West Palm Infiniti Inc., West Palm
                Nissan Inc., Northlake Auto Finish Inc., John A.
                Staluppi and John A. Staluppi, Jr., as amended April
                7, 1997 and April 30, 1997.
10.15.1(e)      Stock Purchase Agreement, dated April 12, 1997, among the
                Company, Gene Reed Chevrolet, Inc., Michael
                Chevrolet-Oldsmobile, Inc., Reed-Lallier Chevrolet, Inc., Gene
                Reed, Jr., Michael L. Reed, Michael G. Lallier, Deborah B.
                Lallier, John P. Jones, Charles J. Bradshaw, Charles J.
                Bradshaw, Jr., Julia D. Bradshaw and William B. Bradshaw, as
                amended May 31, 1997.
10.18.1(f)      Stock Purchase Agreement, dated July 25, 1997 among
                The Company, UAG Classic, Inc., Classic Auto Group,
                Inc., Cherry Hill Classic Cars, Inc., Classic
                Enterprises, Inc., Classic Buick, Inc., Classic
                Chevrolet, Inc., Classic Management, Inc., Classic
                Turnersville, Inc., Classic Imports, Inc. and Thomas
                J. Hessert, Jr. (as amended).
10.19.1.1(f)    Stock Purchase Agreement, dated as of September 25,
                1997 among The Company, UAG Young, Inc., Dan Young
                Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet,
                Inc., Young Management Group, Inc. and certain
                parties named therein.


10.19.1.2(f)     Agreement and Plan of Merger, dated as of September
                 25, 1997 among The Company, UAG Kissimmee Motors,
                 Inc., UAG Paramount Motors, Inc., UAG Century
                 Motors, Inc., Paramount Chevrolet-Geo, Inc., Century
                 Chevrolet-Geo, Inc. and certain parties named
                 therein.
10.19.1.3(g)     Amendment To Stock Purchase Agreement, dated January
                 31, 1998, between and among United Auto Group, Inc.,
                 UAG Young, Inc., Dan Young Chevrolet, Inc., Dan
                 Young, Inc., Parkway Chevrolet, Inc., Young
                 Management Group, Inc. and certain parties named
                 therein.
10.19.1.4(g)     Amendment To Agreement and Plan of Merger, dated
                 January 31, 1998, between and among United Auto
                 Group, Inc., UAG Kissimmee Motors, Inc., UAG
                 Paramount Motors, Inc., UAG Century Motors, Inc.,
                 Kissimmee Motors, Inc., Paramount Chevrolet-Geo,
                 Inc., Century Chevrolet-Geo, Inc. and certain
                 parties named therein.
21.1             Subsidiaries of the Company.
23.1             Consent of PricewaterhouseCoopers LLP
27.1             December 31, 1998 Financial Data Schedule.
27.2             September 30, 1998 Financial Data Schedule, restated to reflect the treatment of the Company's auto finance business as a
                 discontinued operation.
27.3             June 30, 1998 Financial Data Schedule, restated to reflect the treatment of the Company's auto finance business as a
                 discontinued operation.
27.4             March 31, 1998 Financial Data Schedule, restated to reflect the treatment of the Company's auto finance business as a
                 discontinued operation.
27.5             December 31, 1997 Financial Data Schedule, restated to reflect the treatment of the Company's auto finance business as a
                 discontinued operation.
27.6             September 30, 1997 Financial Data Schedule, restated to reflect the treatment of the Company's auto finance business as a
                 discontinued operation.
27.7             June 30, 1997 Financial Data Schedule, restated to reflect the treatment of the Company's auto finance business as a
                 discontinued operation.
27.8             March 31, 1997 Financial Data Schedule, restated to reflect the treatment of the Company's auto finance business as a
                 discontinued operation.
27.9             December 31, 1996 Financial Data Schedule, restated to reflect the treatment of the Company's auto finance business as a
                 discontinued operation.
------------------------
         (a)     Incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1,
                 Registration No. 333-09429.
         (b)     Incorporated herein by reference to the identically numbered exhibit to the Company's Current Report on Form 8-K filed on
                 December 24, 1996, File No. 1-12297.
         (c)     Incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-12297.
         (d)     Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended March 31, 1997, File No. 1-12297.



          (e) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-12297.
          (f) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-12297.
          (g) Incorporated herein by reference to the identically numbered exhibit to the Company's Current Report on Form 8-K filed on February 20, 1998, File No. 1-12297.
          (h) Incorporated herein by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-12297.


(d)    Schedules - No Financial Statement Schedules are required  to be filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 31, 1999.

                                           UNITED AUTO GROUP, INC.

                                           By:  /s/ Marshall S. Cogan
                                                ------------------------
                                                Marshall S. Cogan
                                                Chairman of the Board and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:


Signature                                            Title                                       Date
---------                                            -----                                       ----
/s/ Marshall S. Cogan               Chairman of the Board and Chief Executive               March 31, 1999
---------------------------           Officer (Principal Executive Officer)
Marshall S. Cogan

/s/ Samuel X. DiFeo                 President and Chief Operating Officer                   March 31, 1999
---------------------------          and Director
Samuel X. DiFeo

/s/ Karl H. Winters                 Executive Vice President and                            March 31, 1999
---------------------------         Chief Financial Officer
Karl H. Winters                     (Principal Financial Officer)


/s/ James R. Davidson               Executive Vice President - Accounting                   March 31, 1999
---------------------------         and Treasurer
James R. Davidson                   (Principal Accounting Officer)


/s/ Robert H. Nelson                Executive Vice President - Operations                   March 31, 1999
---------------------------         and Director
Robert H. Nelson

/s/ Richard Sinkfield               Director                                                March 31, 1999
---------------------------
Richard Sinkfield

/s/ Michael R. Eisenson             Director                                                March 31, 1999
---------------------------
Michael R. Eisenson

/s/ John J. Hannan                  Director                                                March 31, 1999
---------------------------
John J. Hannan

/s/ Jules B. Kroll                  Director                                                March 31, 1999
---------------------------
Jules B. Kroll

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED AUTO GROUP, INC.
   Report of Independent Accountants..................................................................          F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1997.......................................          F-3
   Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.........          F-4
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and
      1996............................................................................................          F-5
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.........          F-6
   Notes to Consolidated Financial Statements.........................................................          F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of United Auto Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Auto Group, Inc. (the "Company") at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Princeton, New Jersey
March 29, 1999

                             UNITED AUTO GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                                   December  31,
                                                                                            ----------------------------
                                                                                                1998          1997
ASSETS                                                                                     --------------  ------------
 Cash and cash equivalents                                                                        $38,538       $94,435
 Accounts receivable, net                                                                         125,460        92,601
 Inventories                                                                                      410,295       324,330
 Other current assets                                                                              16,420        20,413
                                                                                            ----------------------------
    Total current assets                                                                          590,713       531,779

Property and equipment, net                                                                        51,483        37,588
Intangible assets, net                                                                            482,049       326,774
Net assets of discontinued operations                                                              23,323        32,601
Other assets                                                                                       36,626        42,322
                                                                                            ----------------------------

    Total assets                                                                               $1,184,194      $971,064
                                                                                            ============================


LIABILITIES AND STOCKHOLDERS' EQUITY
 Floor plan notes payable                                                                        $397,234      $334,272
 Accounts payable                                                                                  38,435        30,199
 Accrued expenses                                                                                  45,104        40,136
 Current portion of long-term debt                                                                 24,756         9,981
                                                                                            ----------------------------
    Total current liabilities                                                                     505,529       414,588

Long-term debt                                                                                    288,265       238,550
Other long-term liabilities                                                                        48,750        17,369
                                                                                            ----------------------------

    Total liabilities                                                                             842,544       670,507
                                                                                            ----------------------------

Commitments and contingent liabilities

Stockholders' Equity
 Voting Common Stock                                                                                    2             2
 Non-voting Common Stock                                                                                -             -
 Additional paid-in-capital                                                                       352,591       310,373
 Accumulated deficit                                                                              (10,943)       (9,818)
                                                                                            ----------------------------

    Total stockholders' equity                                                                    341,650       300,557
                                                                                            ----------------------------

    Total liabilities and stockholders' equity                                                 $1,184,194      $971,064
                                                                                            ============================










                 See Notes to Consolidated Financial Statements.

                             UNITED AUTO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                                                               YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                         1998         1997         1996
                                                                         -----        -----        ----
Vehicle sales                                                           $2,881,678   $1,827,609   $1,164,569
Finance and insurance                                                      127,405       74,199       43,574
Service and parts                                                          334,064      190,785       93,888
                                                                     ----------------------------------------
    Total revenues                                                       3,343,147    2,092,593    1,302,031
Cost of sales, including floor plan interest                             2,916,248    1,835,531    1,156,459
                                                                     ----------------------------------------
    Gross profit                                                           426,899      257,062      145,572
Selling, general and administrative expenses                               375,043      255,066      124,244
                                                                     ----------------------------------------
Operating income                                                            51,856        1,996       21,328
Other interest expense                                                     (31,462)     (14,071)      (4,398)
Other income (expense), net                                                  4,800          297        2,506
                                                                     ----------------------------------------
Income (loss) from continuing operations before minority interests,
    income tax (provision) benefit and extraordinary item                   25,194      (11,778)      19,436
Minority interests                                                            (262)        (138)      (3,306)
Income tax (provision) benefit                                             (11,554)       3,980       (7,202)
                                                                     ----------------------------------------
Income (loss) from continuing operations                                    13,378       (7,936)       8,928
Loss from discontinued operations, net of income tax benefit               (12,940)      (2,204)        (894)
                                                                     ----------------------------------------
Income (loss) before extraordinary item                                        438      (10,140)       8,034
Extraordinary item (net of income tax benefit of $859 and $2,685
    in 1998 and 1996, respectively)                                         (1,235)          --       (4,987)
                                                                     ----------------------------------------
Net income (loss)                                                            $(797)    $(10,140)      $3,047
                                                                     ========================================


Basic income (loss) from continuing operations per common share              $0.66       $(0.44)       $0.88
                                                                     ========================================
Basic net income (loss) per common share                                    $(0.04)      $(0.56)       $0.30
                                                                     ========================================

Income (loss) from continuing operations per diluted common share            $0.64       $(0.44)       $0.82
                                                                     ========================================
Net income (loss) per diluted common share                                  $(0.04)      $(0.56)       $0.28
                                                                     ========================================


Shares used in computing basic per share data                               20,377       18,227       10,144
                                                                     ========================================
Shares used in computing diluted per share data                             20,932       18,607       10,851
                                                                     ========================================










                 See Notes to Consolidated Financial Statements.

                             UNITED AUTO GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)



                                             Class A               Voting and
                                      Convertible Preferred        Non-voting
                                              Stock               Common Stock

                                                                                   Additional                      Total
                                     Issued                  Issued                 Paid-in      Accumulated   Stockholders'
                                     Shares      Amount      Shares      Amount     Capital       Deficit          Equity
                                     ------      ------      ------      ------     -------       -------          ------
Balances, December 31, 1995          3,650,729         $1    2,582,785         $1      $54,748        $(3,050)         $51,699
Issuance of stock,
 primarily for acquisitions          1,576,617          -    1,010,965          -       22,854              -           22,854
Preferred stock conversion          (5,227,346)        (1)   5,227,346          -            1              -                1
Issuance of common stock
 in minority exchanges                       -          -    1,113,841          -       34,015              -           34,015
Issuance of stock in initial
 public offering                             -          -    6,250,000          1      170,410              -          170,411
Issuance of stock on exercise
 of warrants                                 -          -    1,109,491          -        2,769              -            2,769
Issuance of stock - exercise
 of stock options                            -          -       46,500          -          884              -              884
Repurchase of common stock                   -          -      (46,000)         -       (1,179)             -           (1,179)
Net income                                   -          -            -          -            -          3,047            3,047
                                  ---------------------------------------------------------------------------------------------


Balances, December 31, 1996                  -          -   17,294,928          2      284,502             (3)         284,501
Issuance of stock for
 acquisitions                                -          -    1,497,218          -       27,986              -           27,986
Issuance of stock - exercise
 of stock options                            -          -      503,000          -        6,706                           6,706
Repurchase of common stock                   -          -     (397,000)         -       (8,821)             -           (8,821)
Unrealized gain on marketable
 securities - UnitedAuto Finance             -          -            -          -            -            325              325
Net loss                                     -          -            -          -            -        (10,140)         (10,140)
                                  ---------------------------------------------------------------------------------------------


Balances, December 31, 1997                  -          -   18,898,146          2      310,373         (9,818)         300,557
Issuance of stock for
 acquisitions                                -          -    1,683,638          -       39,632              -           39,632
Issuance of stock - exercise
 of stock options                            -          -      156,600          -        2,586              -            2,586
Unrealized gain on marketable
 securities - UnitedAuto Finance             -          -            -          -            -           (328)            (328)
Net loss                                     -          -            -          -            -           (797)            (797)
                                  ---------------------------------------------------------------------------------------------


Balances, December 31, 1998                  -         $-   20,738,384         $2     $352,591       $(10,943)        $341,650
                                  =============================================================================================









                 See Notes to Consolidated Financial Statements.

                             UNITED AUTO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                             YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1998           1997          1996
                                                                      ------------   -----------  ----------
OPERATING ACTIVITIES:
 Net income (loss)                                                           $(797)    $(10,140)      $3,047
 Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
    Depreciation and amortization                                           16,464        9,100        5,325
    Unusual items                                                           12,550       30,660            -
    Loss from discontinued operations                                       12,940        2,204          894
    Deferred income taxes                                                    8,561       (9,193)       2,401
    Related party interest income                                                -            -       (2,580)
    Minority interests                                                         262          138        3,306
 Changes in operating assets and liabilities:
    Accounts receivable                                                     (4,709)      (8,317)      (6,480)
    Inventories                                                             39,648      (39,280)     (10,581)
    Floor plan notes payable                                               (29,587)      37,210       25,548
    Accounts payable and accrued expenses                                    9,138        2,433          (60)
    Other                                                                   (9,422)       3,474        2,422
                                                                      ---------------------------------------
       Net cash provided by operating activities of continuing
           operations                                                       55,048       18,289       23,242
                                                                      ---------------------------------------
INVESTING ACTIVITIES:
 Purchase of equipment and improvements                                    (12,085)     (11,915)      (6,457)
 Dealership acquisitions                                                  (138,139)    (139,639)     (98,812)
 Other investments                                                               -            -       (3,726)
                                                                      ---------------------------------------
       Net cash used in investing activities of continuing                (150,224)    (151,554)    (108,995)
           operations
                                                                      ---------------------------------------
FINANCING ACTIVITIES:
 Proceeds from borrowings of long-term debt                                 68,400      252,999       20,092
 Payments of long-term debt and capital leases                             (17,956)     (54,850)     (43,314)
 Deferred financing costs                                                   (1,842)     (10,689)      (1,011)
 Proceeds from issuance of stock                                             2,020        4,772      195,818
 Advances from (to) affiliates, net                                              -         (718)         225
 Repurchase of common stock                                                      -       (8,821)      (1,179)
 Net repayments of short-term debt                                               -         (400)     (10,118)
                                                                      ---------------------------------------
       Net cash provided by financing activities of continuing
           operations                                                       50,622      182,293      160,513
                                                                      ---------------------------------------
          Net cash invested in discontinued operations                     (11,343)     (21,468)     (12,582)
                                                                      ---------------------------------------
          Net increase (decrease) in cash and cash equivalents             (55,897)      27,560       62,178
Cash and cash equivalents, beginning of year                                94,435       66,875        4,697
                                                                      ---------------------------------------
Cash and cash equivalents, end of year                                     $38,538      $94,435      $66,875
                                                                      =======================================








                 See Notes to Consolidated Financial Statements.

                             UNITED AUTO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, Except Per Share Amounts)



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Auto Group, Inc. ("UAG" or the "Company") is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers. In accordance with the individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company's operating results.

As discussed in Note 4, the Company has discontinued its auto finance business. As a result, the Company's wholly owned subsidiary, United Auto Finance, Inc. ("UAF"), is presented as a discontinued operation in the accompanying financial statements. Also, as discussed in Note 5, the Company completed a number of acquisitions during the three years in the period ended December 31, 1998. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

In October 1996, The Company consummated an initial public offering of 6,250,000 shares of its common stock (the "IPO"). Net proceeds from the IPO amounted to $170,410, which were used to prepay outstanding indebtedness, fund certain acquisitions, fund operations of UAF and for working capital purposes.

Principles of Consolidation

The consolidated financial statements include all significant majority-owned subsidiaries. All material intercompany accounts and transactions among the consolidated subsidiaries have been eliminated. Affiliated companies that are 20% to 50% owned are accounted for using the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt, including floor plan notes payable. The carrying amount of financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)



Revenue Recognition

Revenue is generally recognized when vehicles are delivered to consumers, when motor vehicle service work is performed, or when parts are delivered. Finance and insurance revenues are recognized upon the sale of the finance or insurance contract or other aftermarket products. An allowance for chargebacks against revenue relating to the sale of customer finance contracts or other aftermarket products is established when the related revenue is recognized.

Inventory Valuation


Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts, accessories and other inventories is based on factory list prices.

Property and Equipment

Property and equipment are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Useful lives for purposes of computing depreciation for assets other than equipment under capital lease and leasehold improvements are between 5 and 10 years. Equipment under capital lease and leasehold improvements are depreciated over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Expenditures relating to recurring repair and maintenance are expensed as incurred. Expenditures that increase the useful life or substantially increase the serviceability of an existing asset are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

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

Intangible Assets

Intangible assets of $482,049, consisting primarily of excess of cost over the fair value of net assets acquired in purchase business combinations, are being amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization at December 31, 1998 amounted to $21,758. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $11,560, $6,300 and $1,712, respectively.

Segment Reporting

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under FAS No. 131, the Company's operations are considered one reportable segment. The Company does not allocate goodwill amortization, interest on corporate indebtedness or general corporate expenses to its operating subsidiaries. Such items totaled approximately $53,840, $18,772 and $5,873 during 1998, 1997 and 1996, respectively. In addition, corporate assets, primarily relating to cash and cash equivalents, deferred tax assets and intangible assets, totaled approximately $522,183 and $462,293 as of December 31, 1998 and 1997, respectively.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


Impairment of Long-Lived Assets

The carrying value of long-lived assets, including intangibles, is reviewed if the facts and circumstances, such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, indicate that it may be impaired. The Company performs its review by comparing the carrying amounts of long-lived assets to the estimated undiscounted cash flows relating to such assets. If any impairment in the value of the long-lived assets is indicated, the carrying value of the long-lived assets is adjusted to reflect such impairment calculated based on the discounted cash flows or the fair value of the impaired assets.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts which require the use of significant estimates are accounts receivable, inventories, income taxes, intangible assets, and accrued expenses.

Advertising

Advertising costs are expensed as incurred. The Company incurred advertising costs of $37,318, $25,075 and $14,217 during the years ended December 31, 1998, 1997 and 1996, respectively.

Net Income (Loss) Per Common Share

Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of stock options, warrants, preferred stock and the dilutive effect of the minimum share price guarantee on the 1,040,039 shares of common stock issued in connection with the acquisition of the Young Automotive Group in 1998 (see Note 5).

                                                                          YEAR ENDED DECEMBER 31,
                                                                       1998           1997           1996
                                                                       -----          -----          ----
Weighted average number of common shares outstanding                   20,377         18,277         10,144
Effect of stock options, warrants and preferred stock                      77            330            707
Effect of minimum share price guarantee                                   478             --             --
                                                                ============== ============== ==============
Weighted average number of common shares outstanding,
      including effect of dilutive securities                          20,932         18,607         10,851
                                                                ============== ============== ==============

Reclassifications

In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's December 31, 1997 financial statements to conform to the current year presentation.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


2. CHANGE IN ACCOUNTING PRINCIPLE

In 1997, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method. This change in accounting principle has been applied by retroactively restating the Company's financial statements for prior years. The effect of the change in accounting principle was to increase income before extraordinary item and net income by $573 ($0.05 per diluted share) in 1996.

3. UNUSUAL ITEMS

The Company has been informed by Trace International Holdings, Inc. ("Trace") and its subsidiary Alpha Automotive, Inc. ("Alpha") that they are in the process of evaluating their ability to meet their obligations with respect to the cost of future repairs under the terms of approximately 51,000 warranty and extended service contracts sold by United Auto Care, Inc. ("UAC") between January 1, 1997 and October 31, 1998. The repair obligations for these contracts had been contractually assumed by Trace and Alpha. As a result of the uncertainty about Trace and Alpha's ability to perform their contractual obligations, the Company has entered into an insurance agreement with Virginia Surety Company, Inc. ("Virginia Surety") and certain of its affiliates. Virginia Surety is a subsidiary of Aon Corporation, an insurance services holding company. Under the terms of the agreement, affiliates of Virginia Surety have agreed to assume the repair obligations on the 51,000 warranty and extended service contracts in exchange for a fixed premium payable over time. The Company has recorded a $12,550 pre-tax charge, which represents the estimated present value of those premium payments. Such charge has been reflected in cost of goods sold in the accompanying consolidated statement of operations. The Company has no further financial obligations related to these contracts other than to make the specified premium payments.

The Company has terminated the contract with Trace and Alpha with respect to warranty or extended service contracts sold by UAC subsequent to October 31, 1998, and has entered into an agreement with affiliates of Virginia Surety pursuant to which these affiliates will assume the repair obligations on all warranty and extended service contracts sold and to be sold by UAC subsequent to October 31, 1998 in exchange for specified insurance premiums. Trace and Alpha will remain liable with respect to warranty or extended service contracts sold prior to November 1, 1998. Future recoveries from Trace and Alpha will reduce the cost to the Company of the Virginia Surety insurance agreement.

During the fourth quarter of 1997, the Company recorded a $31,660 pre-tax charge. The charge included costs associated with (i) the divestiture of automotive franchises, (ii) the closure of three stand-alone used vehicle satellite locations in Arkansas and the disposal of related inventory, (iii) the implementation of a new policy to more efficiently manage the Company's working capital invested in retail inventory, (iv) excess real estate, (v) the write-off of non-performing assets and (vi) certain corporate consulting agreements. Costs associated with the pre-tax charge amounting to $9,757 and $20,903 have been reflected in cost of goods sold and selling, general and administrative expenses, respectively, in the consolidated statements of operations. In addition, $1,000 has been reflected in discontinued operations.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


4. DISCONTINUED OPERATIONS

The Company made a decision to discontinue its auto finance business. As a result, UAF will no longer engage in the purchase or sale of automotive loans; however, it will continue to service its securitized portfolios in accordance with contractual commitments. Consequently, UAF has been reported as a discontinued operation in the accompanying consolidated statements of operations. In addition, the remaining assets and liabilities of UAF have been presented as a separate line item in non-current assets on the consolidated balance sheets. The Company has restated its prior financial statements to present the results of UAF as a discontinued operation for all periods presented.

Summarized financial information of UAF follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                       1998           1997           1996
                                                                       -----          -----          ----
Revenues                                                               $5,108         $2,615         $1,798
Loss from operations,  net of taxes of $2,089, $1,531 and $596
  in 1998, 1997 and 1996, respectively.                                (3,714)        (2,204)          (894)
Loss on disposal, net of taxes of $5,189                               (9,226)            --             --
Net loss                                                              (12,940)        (2,204)          (894)
Net loss per diluted common share                                       (0.62)         (0.12)         (0.08)

                                                                               AS OF DECEMBER 31,
                                                                        1998           1997           1996
                                                                        -----          -----          ----
Cash and cash equivalents                                              $3,615         $1,557         $1,138
Restricted cash                                                         1,009          3,547          1,850
Finance assets, net                                                    26,947         30,408         12,476
Other assets                                                              967          1,687          1,959
Short-term debt, accrued liabilites and other liabilities               9,215          4,598          2,871

The loss on disposal consists of (i) $5,888 relating to contractual commitments, the write-off of certain fixed assets, severance and other administrative expenses, (ii) $3,803 of asset impairment and losses incurred on the sale of loans in private non-securitized transactions, (iii) $3,912 of estimated future costs associated with servicing its securitized portfolio of retail automotive loans and (iv) $812 relating to the write-off of deferred financing fees in connection with the closure of UAF's warehouse lines.

5. BUSINESS COMBINATIONS

During 1998 and 1997, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

In January 1998, the Company acquired the Skelton Automotive Group, located in Memphis Tennessee. Consideration for the purchase amounted to $16,500, including $14,700 in cash and $1,800 of seller financed promissory notes.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


In February 1998, the Company acquired the Young Automotive Group, with operations in Indiana, Illinois, North Carolina, South Carolina and Florida. The aggregate consideration for the acquisition amounted to $84,000, consisting of $50,000 in cash, 1,040,039 shares of UAG common stock and $7,000 of seller financed promissory notes. The Company agreed to make a contingent payment in cash or stock to the extent the shares issued in connection with this transaction have an aggregate market value of less than $27,000 on the dates they become freely tradable. In February 1999, the Company settled a portion of this obligation with respect to 444,987 shares by issuing 1,156,689 additional shares of common stock. The remaining 595,052 shares become freely tradable in June 1999.

In February 1998, the Company acquired the Classic Automotive Group in New Jersey. The aggregate consideration for the acquisition was $28,700, consisting of $28,000 in cash and $700 of UAG common stock. The Company agreed to make a contingent payment in cash or stock to the extent the shares issued in connection with this transaction have an aggregate market value of less than $759 on the date they become freely tradable. In March 1999, the Company settled its obligation with respect to the share price guarantee by paying $306 in cash.

During the year ended December 31, 1998, the Company also acquired (i) Graceland Dodge, located in Memphis Tennessee, (ii) Pioneer Ford, located in Phoenix Arizona, (iii) a group of dealerships which operate Toyota, Lexus, Dodge and Mazda franchises in San Diego California (the "San Diego dealerships") and (iv) a 70% interest in Citrus Dodge, located in Dade City Florida. The aggregate consideration for such acquisitions amounted to $50,859, consisting of $39,059 in cash, $8,400 of UAG common stock and $3,400 of seller financed promissory notes. The Company has agreed to make contingent payments in cash to the extent the shares issued in connection with these transactions have an aggregate market value of less than $8,400 in July 1999.

In December 1997, the Company acquired the Triangle Group, located in Puerto Rico, for $12,800 in cash. In addition, if the Triangle Group achieves certain levels of annual pre-tax earnings during any of the next ten years, the Company will be required to make additional payments. No payments were required based on 1998 earnings.

In May 1997, the Company acquired the Gene Reed Automotive Group, located in North and South Carolina, for $34,000, consisting of $17,000 in cash, $4,000 of promissory notes and $13,000 of UAG common stock.

In April 1997, the Company acquired the Staluppi Automotive Group (the "Staluppi Group"), located in New York and Florida, for $49,614, consisting of $25,450 in cash, $21,864 of promissory notes and $2,300 of UAG common stock. In addition, if the Staluppi Group achieves certain levels of annual pre-tax earnings during any of the next three years, the Company will be required to make additional payments. In the Company's opinion, it is unlikely that any additional payments will be required.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


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

In addition, the Company has agreed to make a contingent payment in cash to the extent that 375,404 shares of common stock issued in connection with an acquisition that took place prior to 1997 have an aggregate market value of less than $9,400 in December 1999.

Pro Forma Results of Operations

The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 give effect to (i) acquisitions consummated during 1998 and 1997, (ii) the divestiture of certain dealerships during 1998, (iii) the discontinuation of the Company's auto finance operations and (iv) the offering of the Company's Senior Subordinated Notes due 2007 as if they had occurred on January 1, 1997.


                                                                                           YEAR ENDED
                                                                                      1998            1997
                                                                                      -----           ----
Revenues                                                                            $3,520,594    $3,552,256
Income (loss) from continuing  operations before minority  interests and income
  tax provision                                                                         27,371          (579)
Net income (loss)                                                                       14,792          (485)
Net income (loss) per diluted common share                                                0.71         (0.02)

6. INVENTORIES

Inventories consisted of the following:


                                                                                           DECEMBER 31,
                                                                                       1998          1997
                                                                                      ------       ---------
New vehicles                                                                          $284,343      $232,804
Used vehicles                                                                           99,411        74,285
Parts, accessories and other                                                            26,541        17,241
                                                                                 ----------------------------
    Total Inventories                                                                 $410,295      $324,330
                                                                                 ============================

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                                                           DECEMBER 31,
                                                                                          1998        1997
                                                                                      ----------   ----------
Furniture, fixtures and equipment                                                         $30,658     $18,202
Equipment under capital lease                                                               7,191       4,280
Leasehold improvements                                                                     28,048      21,546
                                                                                     -------------------------
 Total                                                                                     65,897      44,028
    Less: Accumulated depreciation and amortization                                        14,414       6,440
                                                                                     -------------------------
      Property and equipment, net                                                         $51,483     $37,588
                                                                                     =========================

Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 was $4,904, $2,800 and $1,888, respectively. Accumulated amortization at December 31, 1998 and 1997 on equipment under capital lease, included in accumulated depreciation and amortization above, amounted to $1,614 and $830, respectively.

8. FLOOR PLAN NOTES PAYABLE

The Company's automobile dealerships have "floor plan" agreements with several finance companies to finance the purchase of their automobile inventory. Floor plan notes payable consisted of the following:

                                                                                              DECEMBER 31,
                                                                                             1998         1997
                                                                                          ----------  -----------
    Chrysler Financial Corporation, interest - 7.55% and 8.26% at December 31, 1998
       and 1997, respectively.                                                              $216,541     $221,971
    World Omni Corp., interest - 7.55% and 8.26% at December 31, 1998 and 1997,
       respectively.                                                                          57,038       91,388
    BancOne, interest - 7.25% at December 31, 1998.                                           34,006           --
    Ford Motor Credit and Primus, interest - 7.55% at December 31, 1998.                      39,237           --
    Other, interest - between 7.25% and 7.53% at December 31, 1998 and between 7.87%
       and 8.97% at December 31, 1997.                                                        50,412       20,913
                                                                                       ---------------------------
           Total floor plan notes payable                                                   $397,234     $334,272
                                                                                       ===========================

The floor plan agreements grant a security interest in substantially all assets of the dealerships and require the repayment of debt after a vehicle's sale. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates. Floor plan interest expense for the years ended December 31, 1998, 1997 and 1996 was $28,719, $19,296 and $12,578, respectively. The weighted average interest rate on floor plan borrowings was 7.6%, 8.2% and 8.3% for the years ended December 31, 1998, 1997 and 1996, respectively.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


9. LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                                                 December 31,
                                                                                                1998      1997
                                                                                           -----------  ----------
Series A and B Senior Subordinated Notes due 2007, less net unamortized discount of
   $1,572 and $1,744 at December 31, 1998 and 1997, respectively.                              $198,428    $198,256
Credit Agreement, weighted average interest - 9.24% at December 31, 1998.                        68,400          --
Seller financed promissory notes payable through 2002, weighted average interest - 7.53%
   and 7.22% at December 31, 1998 and 1997, respectively.                                        28,510      36,096
Term loans, weighted average interest - 8.24% and 8.26% at December 31, 1998 and 1997,
   respectively.                                                                                  5,776       3,266
Capitalized lease obligations                                                                     7,908       3,867
Other                                                                                             3,999       7,046
                                                                                          --------------------------
   Total long-term debt                                                                         313,021     248,531
   Less: Current portion                                                                         24,756       9,981
                                                                                          --------------------------
   Net long-term debt                                                                          $288,265    $238,550
                                                                                          ==========================

Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

1999                                                                                                      $24,756
2000                                                                                                       49,007
2001                                                                                                       34,280
2002                                                                                                        2,738
2003                                                                                                        1,041
2004 and thereafter                                                                                       201,199
                                                                                                  ----------------
    Total long-term debt                                                                                 $313,021
                                                                                                  ================

In February 1998, the Company entered into a credit agreement with a group of banks which provides for up to $75,000 in term loans, revolving loans and letters of credit, to be used principally for acquisitions (as amended, the "Credit Agreement"). The Credit Agreement bears interest at LIBOR plus 3.75% and matures in February 2001. Pursuant to the terms of the Credit Agreement, the Company is required to pay certain fees relating to outstanding letters of credit and unused commitments. Outstanding borrowings under the Credit Agreement as of December 31, 1998 amounted to $68,400. In addition, a $1,600 letter of credit was outstanding as of December 31, 1998.

The Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including cash interest expense coverage, debt service coverage, debt to earnings ratios and a minimum net worth covenant. The Credit Agreement also contains typical events of defaults including change of control, material adverse change and non-payment of obligations. The Company was in compliance with the financial covenants in its Credit Agreement at year end. Nevertheless, the Company anticipates that it may not meet the more stringent first quarter 1999 net worth covenants contained therein primarily as a result of the charges described in Note 3. The Company has commenced discussions with its lenders to amend or waive such covenants if necessary; however, there can be no assurance that if such amendments or waivers are necessary, they will be obtained. The Credit Agreement replaced the Company's previous credit facility, which was terminated upon the effective date of the Credit Agreement. The Company incurred an extraordinary charge of $1,235 ($0.06 per diluted share), net of income taxes of $859, resulting from the write-off of unamortized deferred financing costs relating to the Company's previous credit facility.

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

The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's auto dealership subsidiaries (the "Note Guarantors"). Separate financial information of the Note Guarantors has been omitted because (i) the Company is a holding company with no independent operations and (ii) financial information for the Note Guarantors is presented on the face of the Company's consolidated financial statements.


During 1996, the Company redeemed certain indebtedness with a portion of the proceeds from the IPO. The redemption of such indebtedness resulted in an extraordinary pre-tax loss of $7,672. The redeemed indebtedness contained detachable warrants that granted holders the option to purchase UAG Common Stock at $0.01 per share. Upon the consummation of the IPO, 1,109,491 shares of UAG Common Stock were issued in a cash-less exchange for all of the then outstanding warrants. The settlement of the warrants resulted in a $2,769 increase to the Company's stockholders' equity.

10. OPERATING LEASE OBLIGATIONS

The Company leases its dealership facilities and corporate office under non-cancelable operating lease agreements with expiration dates through 2036, including all option periods available to the Company. Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 1998 follow:

1999                                                                                                   $30,477
2000                                                                                                    30,117
2001                                                                                                    29,606
2002                                                                                                    27,895
2003                                                                                                    26,802
2004 and thereafter                                                                                    369,788
                                                                                                  -------------
                                                                                                      $514,685
                                                                                                  =============



Rent expense for the years ended December 31, 1998, 1997, and 1996 amounted to $26,917, $17,674 and $8,729, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company. Of the total rental payments, $11,140, $10,911 and $5,240, respectively, were made to related parties during 1998, 1997, and 1996, respectively.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


11. RELATED PARTY TRANSACTIONS

As noted above, the Company is the tenant under a number of non-cancelable lease agreements with employees of the Company, all of whom are former owners of dealerships purchased by the Company. The Company believes all such leases are on terms no less favorable to the Company than would be obtained through arm's-length negotiations with unaffiliated third parties.

The Company has entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships is pending final manufacturer approval. Pursuant to such management agreements, the Company is paid a monthly fee for managing all aspects of the dealerships' operations. During 1998, management fee income amounting to $4,800 has been included in other income (expense), net in the accompanying consolidated statements of operations.

As discussed in Note 3, the Company was party to an agreement whereby the Company's exposures with respect to the majority of the extended service contracts sold by UAC during the period from January 1, 1997 through October 31, 1998 were assumed by Trace and Alpha in exchange for certain fees. During the period covered by the agreement, the Company remitted approximately $7,729 to Alpha. Such remittances reflect approximately $10,111 in fees for the assumption of obligations with respect to the 51,000 warranty and extended service contracts, offset by approximately $2,383 of claims payments relating such contracts. As noted, the contract with Trace and Alpha was terminated effective October 31, 1998.

From time to time, the Company has paid and/or received fees from Trace and its affiliates for services rendered in the normal course of business. These transactions reflect the providers' cost or an amount mutually agreed upon by both parties. It is the Company's belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. Aggregate (income) expense relating to such transactions of $260, $(2,118) and $225 for the years ending December 31, 1998, 1997 and 1996, respectively, has been reflected in selling, general and administrative expenses in the accompanying financial statements. As of December 31, 1998 and 1997, the Company owes $200 and $616, respectively, for such services.

During 1996, the Company recognized $2,580 of income relating to interest on advances made to minority or former minority shareholders and certain of their related entities for certain business acquisitions and interest on working capital advances to dealerships owned by those shareholders in which the Company had no ownership. Such income has been reflected in other income (expense), net in the accompanying financial statements.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


12. STOCK COMPENSATION PLANS

During 1996, the Company's Board of Directors and stockholders adopted a Stock Option Plan. Under the Stock Option Plan, all full-time employees of the Company and its subsidiaries and affiliates are eligible to participate. During 1998, the Company granted options to purchase 492,390 shares at the fair market value of the Company's stock on the date of the grant. Options granted under the Stock Option Plan have a ten year life and typically vest on a pro-rata basis over five years. As of December 31, 1998, the aggregate number of shares of Common Stock for which stock options may be granted under the Stock Option Plan may not exceed 2,000,838. As of December 31, 1998, 488,023 shares of Common Stock were available for the grant of options under the Stock Option Plan. Presented below is a summary of the status of stock options held by eligible employees during 1998 and 1997:

                                                            YEAR ENDED DECEMBER 31,
                                         1998                        1997                        1996
                              ---------------------------  --------------------------  ---------------------------
                                               WEIGHTED                    WEIGHTED                   WEIGHTED
                                               AVERAGE                     AVERAGE                     AVERAGE
                                               EXERCISE                    EXERCISE                   EXERCISE
STOCK OPTIONS                    SHARES         PRICE         SHARES        PRICE        SHARES         PRICE
----------------------------- -------------- ------------- ------------- ------------- ------------ --------------
Options outstanding at
   beginning of year              1,078,975        $18.45     1,026,500        $13.90      127,200         $12.50
Granted                             492,390         17.67       594,800         18.98      945,800          14.22
Exercised                           186,600         11.50       503,000         10.34       46,500          10.00
Forfeited                           157,375         25.82        39,325         11.41           --             --
                              ============== ============= ============= ============= ============ ==============
Options outstanding at end
   of year                        1,227,390        $18.06     1,078,975        $18.45    1,026,500         $13.90
                              ============== ============= ============= ============= ============ ==============

The following table summarizes the status of UAG's employee stock options outstanding and exercisable at January 1, 1999:

                                                             STOCK OPTIONS
                    STOCK OPTIONS OUTSTANDING                 EXERCISABLE
                 ----------------------------------  -------------------------------
                      WEIGHTED
                       AVERAGE         WEIGHTED                         WEIGHTED
                      REMAINING         AVERAGE                          AVERAGE
                     CONTRACTUAL       EXERCISE                         EXERCISE
     SHARES             LIFE             PRICE           SHARES           PRICE
------------------ ---------------- ---------------- ---------------- --------------
          150,000              6.7           $30.00          125,000         $30.00
          169,800              7.8            10.00           70,656          10.00
          285,700              8.6            17.00           75,700          17.00
          451,000              9.3            17.50               --             --
          170,890              8.8            20.17           25,900          20.38
------------------                                   ----------------
        1,227,390                                            297,256
==================                                   ================

The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"). Had the Company elected to recognize compensation expense for stock options based on the fair value at the grant dates of awards, net income and earnings per share would have been as follows:


                                                         YEAR EBDED DECENBER 31,
                                                     1998         1997         1996
                                                     -----        -----        ----
Income (loss) from continuing operations           $12,253    $ (8,556)        7,988
Income (loss) from continuing operations
   per diluted share                                  0.59       (0.47)         0.74
Net income (loss)                                   (1,922)    (10,760)        2,107
Net income (loss) per diluted share                  (0.09)      (0.59)         0.19

The weighted average fair value of the Company's stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: no dividend yield; expected volatility of 30%; a risk-free interest rate of 7% and expected lives of five years. The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 is $6.99, $4.74 and 4.23 per share, respectively.

13. STOCKHOLDERS' EQUITY

At December 31, 1998 and 1997, the following classes of stock are authorized, issued or outstanding (share amounts in thousands):

    Preferred  Stock,   $0.0001  par  value;  100  shares   authorized,   none  issued  and           $-           $-
        outstanding
    Voting  Common  Stock,  $0.0001 par value,  40,000  shares  authorized;  20,133  shares issued,  including 443 treasury shares, at December 31, 1998; 18,736 shares issued,
        including 443 treasury shares, at December 31, 1997.                                           2            2
    Non-voting Common Stock,  $0.0001 par value,  1,125 shares  authorized;  605 issued and
        outstanding at December 31, 1996 and 1995.                                                     -            -
    Class C Common  Stock,  $0.0001 par value,  20,000 shares  authorized;  none issued and
        outstanding                                                                                    -            -
    Additional paid-in-capital                                                                   352,591      310,373
    Accumulated deficit                                                                          (10,943)      (9,818)
                                                                                            --------------------------
        Total stockholders' equity                                                              $341,650     $300,557
                                                                                            ==========================

14. INCOME TAXES

The income tax (provision) benefit relating to income (loss) from continuing operations consisted of the following:


                                                                        YEAR ENDED DECEMBER 31,
                                                                    1998          1997          1996
                                                               ------------  ------------  --------------
Current:
 Federal                                                              $(278)           $--        $(187)
 State and local                                                     (3,915)       (1,932)         (997)
                                                               ------------------------------------------
    Total current                                                    (4,193)       (1,932)       (1,184)
                                                               ------------------------------------------
Deferred:
 Federal                                                             (4,733)         3,149       (6,018)
 State and local                                                     (2,628)         2,763            --
                                                               ------------------------------------------
    Total deferred                                                   (7,361)         5,912       (6,018)
                                                               ------------------------------------------
Income tax (provision) benefit relating to continuing
   operations before extraordinary item                             (11,554)         3,980       (7,202)
Income tax benefit from extraordinary item                              859            --         2,685
                                                               ------------------------------------------
Income tax (provision) benefit relating to continuing
   operations                                                      $(10,695)        $3,980      $(4,517)
                                                               ==========================================

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


The income tax (provision) benefit relating to income (loss) from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

                                                                              YEARS ENDED DECEMBER 31,
                                                                            1998        1997         1996
                                                                        ----------- ------------ -----------
Income tax (provision) benefit relating to continuing operations at
   Federal statutory rate of 35%.                                          $(8,818)      $4,122     $(5,663)
State and local income taxes, net of federal benefit                        (1,994)         496        (982)
Impact of change in effective state rate on temporary differences, net
   of federal benefit                                                       (1,641)           -            -
Valuation allowance                                                           1,700           -            -
Non-deductible amortization of goodwill                                     (1,412)       (750)            -
Revision to estimated liabilities                                               903           -            -
Tax on income of minority interests                                               -           -        (570)
Other                                                                         (292)         112           13
                                                                        -------------------------------------
Income tax (provision) benefit relating to continuing operations
   before extraordinary item                                              $(11,554)      $3,980     $(7,202)
                                                                        =====================================

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial accounting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows:

                                                                                            1998        1997
DEFERRED TAX ASSETS                                                                    ------------   ----------
Net operating loss carryforwards                                                             $4,387       $7,751
Accrued liabilities                                                                           5,940        4,988
Partnership investments                                                                         866        2,038
Capital loss carryforwards                                                                    3,990        3,190
Sale of finance receivables and other items                                                   4,527           --
Other                                                                                         2,423        1,262
                                                                                        -------------------------
Total deferred tax assets                                                                    22,133       19,229
Valuation allowance                                                                          (1,490)      (3,190)
                                                                                        -------------------------
     Net deferred tax assets                                                                $20,643      $16,039
                                                                                        -------------------------
DEFERRED TAX LIABILITIES
Depreciation and amortization                                                              $(10,236)     $(3,848)
Sale of finance receivables and other items                                                       --        (861)
                                                                                        -------------------------
     Total deferred tax liabilities                                                         (10,236)      (4,709)
                                                                                        -------------------------
     Net deferred tax assets (liabilities)                                                  $10,407      $11,330
                                                                                        =========================

At December 31, 1998, the Company has $6,974 of federal net operating loss carryforwards that expire through 2012. In addition, at December 31, 1998, the Company also has $23,825 of state net operating loss carryforwards that expire at various dates through 2013.

                             UNITED AUTO GROUP, INC.

                (Dollars in thousands, Except Per Share Amounts)


15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplementary cash flow information:


                                                                                1998      1997        1996
                                                                             --------- ----------- -----------
Cash paid interest                                                             $26,683      $8,016      $9,912
Cash paid income taxes                                                           3,234       3,321         420
Non-cash financing and investing activities:
  Dealership acquisition costs financed by issuance of stock                    36,100      28,150          --
  Dealership acquisition cost financed by long-term debt                        12,200      27,104       4,100
  Stock issuance costs amortized against proceeds from issuance of                  --          --         775
   stock
  Minority interests acquired by issuance of stock                                  --          --      34,015

16. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                             FIRST        SECOND        THIRD        FOURTH
STATEMENTS OF OPERATIONS DATA (1) (2):                    QUARTER (3)     QUARTER       QUARTER     QUARTER (4)
                                                         -----------      -------       -------     -----------
1998 (5)
 Total revenues                                            $711,709      $896,419      $897,006      $838,013
 Gross profit                                                89,224       112,562       122,058       103,055
 Income (loss) from continuing operations                     2,291         8,027         8,060       (5,000)
 Net income (loss)                                            1,064         8,193         8,227      (18,281)
 Income (loss) from continuing operations per
   diluted common share                                        0.12          0.39          0.39        (0.22)
 Net income (loss) per diluted common share                    0.05          0.40          0.40        (0.81)


                                                          FIRST        SECOND         THIRD        FOURTH
STATEMENTS OF OPERATIONS DATA (1) (2):                   QUARTER       QUARTER       QUARTER     QUARTER (4)
                                                         -------       -------       -------     -----------
1997 (6)
Total revenues                                             $389,288      $528,374      $627,609      $547,322
 Gross profit                                                47,612        68,650        80,641        60,159
 Income (loss) from continuing operations                     3,374         7,660         6,563      (25,533)
 Net income (loss)                                            3,317         7,599         5,870      (26,926)
 Income (loss) from continuing operations per
   diluted common share                                        0.19          0.42          0.34        (1.34)
 Net income (loss) per diluted common share                    0.19          0.42          0.31        (1.41)

(1) As discussed in Note 2, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method.
(2) As discussed in Note 4, the results of UAF have been recorded as discontinued operations.
(3) As discussed in Note 9, the Company recorded an extraordinary loss of $1,235 during the first quarter of 1998.
(4) As discussed in Note 3, the Company recorded $12.7 million and $31.7 million charges during the fourth quarters of 1998 and 1997, respectively.
(5) Includes the results of the Skelton Group, the Young Group, the Classic Group, Graceland Dodge, Pioneer Ford, the San Diego dealerships and Citrus Dodge from their respective dates of acquisition.
(6) Includes the results of Crown Automotive, Hanna Nissan, the Staluppi Automotive Group, the Gene Reed Automotive Group, the Lance Landers dealerships, Stone Mountain Jeep Eagle, Shreveport Dodge, Central Ford, Covington Pike Dodge and the Triangle Group from their respective dates of acquisition.

The net income (loss) per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year net income (loss) per common share amounts.