Form 10-K/A
period 1998-12-31
UNITED AUTO GROUP INC
filed 1999-04-30
CIK 1019849

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Voting Common Stock, par value $0.0001 per share                 New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting common stock and the non-voting common stock held by non-affiliates as of April 23, 1999 was $121,774,677.

As of April 23, 1999, there were 21,289,619 shares of voting common stock and 605,454 shares of non-voting common stock outstanding.

EXPLANATORY NOTE

This Form 10-K/A amends Items 10, 11, 12 and 13 of the Annual Report on Form 10-K for the year ended December 31, 1998 filed by United Auto Group, Inc. (the "Company") on March 31, 1999. In that report, these items were incorporated by reference from the Company's proxy statement, which was expected to be filed by April 30, 1999. Because the Company's proxy statement will not be finalized by April 30, 1999, Items 10, 11, 12 and 13 of Form 10-K are being filed via this Form 10-K/A.

RECENT DEVELOPMENTS

On April 12, 1998, the Company entered into a Securities Purchase Agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (together, the "Purchaser"), two entities formed by Penske Capital Partners, L.L.C. ("PCP"), pursuant to which the Purchaser will acquire the Company's Series A and Series B Preferred Stock, each with par value $0.0001 per share (the "Preferred Stock"), and warrants (the "Warrants") to acquire the Company's voting common stock (the "Common Stock") and non-voting common stock, par value $0.0001 per share (the "Non-Voting Common Stock") for an aggregate purchase price of $83,000,000. The Preferred Stock is convertible into Common Stock and Non-Voting Common Stock. Assuming conversion in full and payment of all in kind dividends in respect of the Preferred Stock and exercise in full of the Warrants, the Purchaser will own approximately 39.7% of the aggregate outstanding Common Stock and Non-Voting Common Stock, calculated on a fully diluted basis. The transactions described in this paragraph will be consummated in two closings (the "Initial Closing" and the "Second Closing").

Pursuant to the Stockholders Agreement to be entered into on the date of the Initial Closing, AIF II, L.P. ("AIF"), Aeneas Venture Corporation ("Aeneas") and Trace International Holdings, Inc. ("Trace") have agreed to use their respective reasonable best efforts to (a) from the Initial Closing through the Second Closing, cause the Company's Board of Directors (the "Board") to consist of three members nominated by PCP (including Roger Penske, Chairman of PCP), one member nominated by Trace, the Company's Chief Operating Officer (or in his absence, another person designated by the independent directors) and two independent directors; (b) on the Initial Closing, have Roger Penske appointed as the Company's Chairman and Chief Executive Officer; (c) prior to the Second Closing, expand the size of the Board to nine members and nominate for election by the Company's stockholders as directors two members nominated by PCP, (d) on the Second Closing fill the vacancies created by such expansion with the directors elected by the Company's stockholders and (e) from the earlier of the first meeting of the stockholders following the Second Closing and the first vacancy on the Board following the Second Closing, cause the Board to consist of five members designated by PCP (including Roger Penske), one member designated by Trace and three independent directors.

In connection with the Securities Purchase Agreement, on April 12, 1999, the Company and Marshall S. Cogan entered into a Non-Competition and Standstill Agreement, pursuant to which Mr. Cogan will resign as Chief Executive Officer of the Company on the date of Initial Closing. The Agreement provides that Mr. Cogan may not compete with the Company or entice away any of its employees or its subsidiaries until December 31, 2005. In addition, Mr. Cogan may not disclose any proprietary information of the Company. The Agreement prohibits
Mr. Cogan from taking certain actions to acquire control of the Company or its affiliates without prior approval of a majority of the Board of Directors other than directors nominated by Trace or by a majority of the Company's stockholders other than Trace and its affiliates. Under the Agreement, Mr.
Cogan will be paid his current base salary until December 31, 1999 and $750,000 per annum thereafter until December 31, 2005. In addition, he will receive a cash payment of $250,000 and fully vested options to purchase 400,000 shares of Common Stock at an exercise price of $10.00. Mr. Cogan shall also receive 25% of any compensation or bonus paid directly or indirectly to Mr. Penske by the Company through December 31, 2005. If the Second Closing does not occur or the Purchaser exercises certain remedies under the Securities Purchase Agreement, then Mr. Cogan will be reinstated as Chief Executive Officer of the Company, with the same salary, bonus, benefits and other compensation as he was entitled to for the 1999 fiscal year.

                               TABLE OF CONTENTS

                                    PART III

10.    Directors and Executive Officers of the Registrant.................   4
11.    Executive Compensation.............................................   6
12.    Security Ownership of Certain Beneficial Owners and Management.....   9
13.    Certain Relationships and Related Transactions.....................  10

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Board of Directors is divided into three classes serving staggered three-year terms, the term of one class of directors to expire each year. The term of the present Class III directors expires at the Company's next annual meeting of stockholders. The terms of the present Class I and Class II directors will expire at the annual meetings in 2000 and 2001, respectively.

CLASS III DIRECTORS

MICHAEL R. EISENSON                 Michael R. Eisenson, 43, has served as a
Managing Director and Chief         director of the Company since December
Executive Officer of Charlesbank    1993. He is a Managing Director and Chief
Capital Partners, LLC.              Executive Officer of Charlesbank Capital
                                    Partners, LLC (a successor to Harvard
                                    Private Capital Group, Inc.)
                                    ("Charlesbank") a private investment firm, which he joined in 1986. Charlesbank is an investment advisor of Aeneas. Mr. Eisenson is also a director of CCC Information
                                    Services Group, Inc., Harken Energy
                                    Corporation, ImmunoGen, Inc., Playtex
                                    Products, Inc. and The WMF Group, Ltd.

JOHN J. HANNAN                      John J. Hannan, 44, has served as a
Principal of Apollo Advisors,       director of the Company since December
L.P. and of Apollo Real Estate      1993. Mr. Hannan is one of the founding
Advisors, L.P.                      principals of Apollo Advisors, L.P., which
                                    together with an affiliate has acted since
                                    1991 as managing general partner of Apollo
                                    Investment Fund, L.P., AIF and Apollo
                                    Investment Fund III, L.P., private
                                    securities investment funds, and of Apollo
                                    Real Estate Advisors, L.P., which since
                                    1993 has acted as managing general partner of the Apollo Advisors, L.P. real estate investment funds, and of Lion Advisors, L.P., which since 1991 has acted as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr.
                                    Hannan is also a director of Aris
                                    Industries, Inc., Converse, Inc., and The
                                    Florsheim Shoe Company, Inc.

CLASS I DIRECTORS

MARSHALL S. COGAN                   Marshall S. Cogan, 61, has served as
Chairman of the Board and Chief     Chairman of the Board and Chief Executive
Executive Officer of the Company    Officer since April 1997, prior to which he
and Chairman of the Board and       served as Vice Chairman of the Board, and
Chief Executive Officer of Trace    as a director of the Company since December
International Holdings, Inc.        1990. Since 1974, Mr. Cogan has been the
                                    principal stockholder, Chairman or
                                    Co-Chairman of the Board of Directors and Chief Executive Officer or Co-Chief
                                    Executive Officer of Trace. Trace has
                                    acquired many companies in various
                                    consolidating industries and conceived the concept for the Company, which it founded in December 1990. Since March 1999, Mr.
                                    Cogan has served as Chairman of Foamex
                                    International Inc. ("Foamex"). From May
                                    1997 until March 1999, Mr. Cogan served as the Vice Chairman of Foamex. Prior thereto, he served as its Chairman from September
                                    1993 and its Chief Executive Officer from
                                    January 1994. He has also been a director of Recticel s.a. since February 1993. Mr.
                                    Cogan served as Chairman and a director of other companies formerly owned by Trace, including General Felt Industries, Inc.,
                                    Knoll International, Inc. and Sheller-Globe
                                    Corporation. Prior to forming Trace, he was a senior partner at Cogan, Berlind, Weill &
                                    Levitt and subsequently CBWL-Hayden Stone,
                                    Inc., both predecessor companies to

                                    Lehman Brothers Inc. Additionally, Mr.
                                    Cogan serves on the Board of Trustees of The Museum of Modern Art, the Boston Latin School and New York University Medical Center and the Board of Directors of the American Friends of the Israel Museum. He also serves on several committees of Harvard University.

SAMUEL X. DIFEO                     Samuel X. DiFeo, 49, has served as
President and Chief Operating       President and Chief Operating Officer and
Officer of the Company              as a director of the Company since January
                                    1998 and served as Executive Vice President of certain subsidiaries of the Company, the assets of which were formerly owned by Mr.
                                    DiFeo and certain members of his family
                                    (the "DiFeo Group"), from October 1992 to
                                    January 1998. Prior to the Company's
                                    acquisition of the DiFeo Group, Mr. DiFeo co-managed the operations of the DiFeo
                                    Group from 1972.

CLASS II DIRECTORS

JULES B. KROLL                      Jules B. Kroll, 57, has served as a
Chairman and Chief Executive        director of the Company since December
Officer of The Kroll-O'Gara         1993. He has served as Chairman and Chief
Company.                            Executive Officer of The Kroll-O'Gara
                                    Company ("Kroll-O'Gara"), an international corporate investigation and consulting firm, since December 1997. Prior thereto, Mr. Kroll served as Chairman of Kroll
                                    Associates, a predecessor company to
                                    Kroll-O'Gara. Mr. Kroll is also a director of Presidential Life Corporation.

ROBERT H. NELSON                    Robert H. Nelson, 53, has served as a
Executive Vice President -          director of the Company since January 1996
Operations of the Company and       and as Executive Vice President -
Senior Vice President, Chief        Operations of the Company since January
Financial Officer and Chief         1997. He has also served as Vice Chairman
Operating Officer of Trace          of United Auto Finance, Inc. since March
International Holdings, Inc.        1996, Chief Financial Officer of Trace
                                    since 1987 and Senior Vice President, Chief
                                    Operating Officer and a director of Trace since 1994.

RICHARD SINKFIELD                   Richard Sinkfield, 56, has served as a
Senior Partner with the law         director of the Company since December 1993
firm of Rogers & Hardin.            and served as Executive Vice President and
                                    Chief Administrative Officer of the Company from July 1997 to February 1999. He is a
                                    Senior Partner with the law firm of Rogers
                                    & Hardin in Atlanta, Georgia, which he
                                    joined in 1976. Mr. Sinkfield is also a
                                    director of Weyerhaeuser Company.
                                    Mr. Sinkfield resigned as a director
                                    effective April 30, 1999.

EXECUTIVE OFFICERS

Executive officers are elected by the Board of Directors and hold office until their successors have been duly elected and qualified or until their earlier resignation or removal from office. A brief biography of each executive officer of the Company as of March 31, 1999 is provided below (other than Messrs. Cogan, DiFeo and Nelson, whose biographies are set forth above).

Philip N. Smith, Jr., 56, served as Vice President, Secretary and General Counsel of the Company from June 1996 until August 1997 and as Senior Vice President and General Counsel since August 1997. Mr. Smith has also served as Vice President or Senior Vice President and General Counsel of Trace since January 1988 and as Vice President or Senior Vice President, Secretary and General Counsel of Foamex since October 1993. Prior to joining such companies, he was the sole stockholder of a professional corporation that was a partner of the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP.

Karl H. Winters, 40, served as Vice President and Treasurer of the Company from March 1997 and has served as Executive Vice President and Chief Financial Officer of the Company since August 1997. He currently serves as Vice President -- Finance of Trace, which he joined in September 1993. Prior thereto, Mr. Winters served as a senior audit manager for Coopers & Lybrand LLP (a predecessor to PricewaterhouseCoopers LLP), an accounting, financial advisory services and management consulting firm, which he joined in 1983.

James R. Davidson, 53, served as Senior Vice President -- Finance of the Company from February 1997 and has served as Executive Vice President -- Accounting and Treasurer of the Company since August 1997. Prior to joining the Company, Mr. Davidson served as an audit partner for Ernst & Young LLP, an accounting, financial advisory services and management consulting firm, which he joined in 1973.

ITEM 11.          EXECUTIVE COMPENSATION

The following table contains information concerning annual and long-term compensation of each individual who served as chief executive officer during Fiscal 1998 and each of the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of Fiscal 1998 (the "Named Executive Officers") for services rendered in all capacities during the fiscal years 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                   ANNUAL COMPENSATION        COMPENSATION
                                                  ---------------------       ------------
                                                                               SECURITIES
NAME AND                                                                       UNDERLYING           ALL OTHER
PRINCIPAL POSITION                     YEAR       SALARY($)    BONUS($)        OPTIONS(#)        COMPENSATION ($)
------------------                     ----       ---------    --------        ----------        ----------------
Marshall S. Cogan                      1998          763,141         ----        200,000                 ----
  Chairman of the Board                1997          663,440         ----           ----                 ----
  and Chief Executive Officer          1996             ----         ----        100,000                 ----

Samuel X. DiFeo                        1998          720,000         ----        100,000                 ----
  President and Chief                  1997          720,000         ----         20,000                 ----
  Operating Officer                    1996          203,600      303,682         41,267                 ----

James R. Davidson                      1998          300,000       50,000         10,000          225,000 (1)
  Executive Vice President--           1997          230,191      200,000         20,000                 ----
  Accounting and Treasurer             1996             ----         ----           ----                 ----

Robert H. Nelson                       1998          475,000         ----         30,000                 ----
  Executive Vice President--           1997          388,865      100,000           ----                 ----
  Operations                           1996             ----         ----         34,000                 ----

Richard Sinkfield                      1998          691,923         ----           ----                 ----
  Executive Vice President--           1997          200,000         ----        100,000                 ----
  Administration                       1996             ----         ----           ----                 ----

-----------------
(1) Represents the settlement of an obligation relating to Mr. Davidson's original employment with the Company.

                              STOCK OPTION GRANTS

The following table sets forth information concerning individual grants of options to purchase Common Stock made to the Named Executive Officers during Fiscal 1998.

                                         PERCENT OF
                                            TOTAL                                   POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF        OPTIONS                                     ASSUMED ANNUAL RATES OF
                          SECURITIES     GRANTED TO     EXERCISE                     STOCK PRICE APPRECIATION FOR
                          UNDERLYING      EMPLOYEES      OR BASE                         OPTION TERM (1) (2)
                           OPTIONS       IN FISCAL        PRICE      EXPIRATION     -------------------------------
NAME                        GRANTED      YEAR 1998      ($/SHARE)         DATE      5% ($)         10%($)
----                     -----------     ----------    -----------   ----------     ------         ------
Marshall S. Cogan          200,000 (3)       40.62        17.50        4/13/08        --        1,266,000
Samuel X. DiFeo            100,000 (3)       20.31        17.50        4/13/08        --          633,000
James R. Davidson           10,000 (3)        2.03        17.50        4/13/08        --           63,300
Robert H. Nelson            30,000 (3)        6.09        17.50        4/13/08        --          189,900
Richard Sinkfield               -- (4)         --          --            --           --               --

-----------------
(1) Amounts reflect certain assumed rates of appreciation set forth in the Commission's executive compensation disclosure rules. Actual gains, if any, on stock option exercises will depend on future performance of the Common Stock. No assurance can be made that the amounts reflected in these columns will be achieved. The values in these columns assume that the fair market value on the date of grant of each option was equal to the exercise price thereof.

(2) Based on the closing market price of the Common Stock on December 31, 1998 of $9 3/16.

(3) Options were granted on April 13, 1998 and vest and become exercisable in five equal annual installments beginning on April 13, 1999.

(4)  Mr. Sinkfield was not granted any options during Fiscal 1998.

                      STOCK OPTION EXERCISES AND HOLDINGS

The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers on December 31, 1998. No options were exercised by Named Executive Officers during Fiscal 1998.

      AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FY-END OPTION VALUES

                                NUMBER OF SECURITIES
                                     UNDERLYING         VALUE OF UNEXERCISED
                                 UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                                 AT FISCAL YEAR-END      AT FISCAL YEAR-END
                                       (#) (1)                ($) (2)

                                    EXERCISABLE/            EXERCISABLE/
    NAME                            UNEXERCISABLE          UNEXERCISABLE
    ----                            -------------          -------------
    Marshall S. Cogan                   --/200,000             --/--
    Samuel X. DiFeo (3)             45,267/236,000             --/--
    James R. Davidson                 4,000/26,000             --/--
    Robert H. Nelson                 34,000/30,000             --/--
    Richard Sinkfield                20,000/80,000             --/--
-----------------
(1) Except as otherwise noted, these options are for Common Stock of the Company and were granted pursuant to the Stock Option Plan.

(2) The closing price of the Company's Common Stock on December 31, 1998 was $9 3/16.

(3) 21,267 of Mr. DiFeo's exercisable options were not granted pursuant to the Company's Stock Option Plan.

COMPENSATION OF DIRECTORS

The Company has a compensation plan (the "Non-Employee Director Compensation Plan") to provide compensation to the directors of the Company who are not paid employees of the Company (the "Outside Directors"). Pursuant to the Non-Employee Director Compensation Plan, each Outside Director receives an annual retainer of $15,000, a $1,000 fee for each meeting of the Board of Directors attended in person, $750 for each meeting of a committee of the Board of Directors attended in person and $500 for each such meeting participated in by telephone. These fees are payable at the option of each Outside Director in cash or in Common Stock based on the market price on the date of issuance. All directors are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. As of December 31, 1998, there were four Outside Directors of the Company and three employee directors. In accordance with the internal policies of their employers, certain directors assign their director compensation to the organizations that employ them. Directors who are also employees of the Company or its subsidiaries receive no cash compensation for serving as Directors or as members of Board committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Compensation Committee is comprised of Marshall S. Cogan, who serves as its Chairman, Michael R. Eisenson, John J. Hannan and Robert H. Nelson. Mr. Cogan is also Chairman of the Board and Chief Executive Officer of the Company and Mr. Nelson is Executive Vice President - Operations of the Company. For a discussion of certain arrangements between the Company and Mr. Cogan and Mr. Nelson, see "Recent Developments" and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" in this Form 10-K/A. In addition, Mr. Cogan is Chairman of the Board and Chief Executive Officer of Trace and Mr. Nelson is Senior Vice President, Chief Financial Officer and Chief Operating Officer of Trace. For a discussion of certain transactions between the Company and Trace, see "Certain Relationships and Related Transactions" in this Form 10-K/A.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Board of Directors has made arrangements with James R. Davidson and Robert
H. Nelson to continue their salary payments after termination of their employment with the Company (other than for cause) if such termination occurs within one year following a change in control of the Company. Mr. Davidson's salary will continue for a period of 18 months and Mr. Nelson's salary will continue for a period of 12 months. Neither Mr. Davidson nor Mr. Nelson may compete with the Company during the term of their respective arrangements.

The Board of Directors has made an arrangement with Samuel X. DiFeo pursuant to which, if Mr. DiFeo is terminated (other than for cause) from his position as President and Chief Operating Officer of the Company within one year following a change in control, Mr. DiFeo will be retained by the Company as a consultant for a period of two years (extendible for an additional year at the Company's option) for compensation equal to $400,000 per annum. Mr. DiFeo may not compete with the Company during the term of his arrangement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information, as of April 23, 1999, regarding the beneficial ownership of Common Stock by (i) each stockholder who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. In the case of persons other than directors and executive officers of the Company, such information is based on statements filed with the Commission pursuant to Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended.

                                                                 SHARES BENEFICIALLY OWNED
                                                                 -------------------------
BENEFICIAL OWNER                                                 NUMBER(1)         PERCENT(1)
----------------                                                 ---------         -------
Trace International Holdings, Inc.                                  4,016,110        18.9

         375 Park Avenue
         New York, New York 10152

Aeneas Venture Corporation                                          2,843,656        13.4
         (an affiliate of Charlesbank)

         600 Atlantic Avenue
         Boston, Massachusetts 02210

AIF II, L.P.                                                        1,843,656        8.7
         c/o Apollo Advisors, L.P.
         Two Manhattanville Road
         Purchase, New York 10577

Marshall S. Cogan (2)                                               4,122,110        19.4
Samuel X. DiFeo (3)                                                   188,167         *
Richard Sinkfield (4)                                                  51,300         *
Robert H. Nelson (5)                                                   42,000         *
James R. Davidson (6)                                                  12,000         *
Michael R. Eisenson (7)                                             2,843,656        13.4
John J. Hannan (8)                                                  1,843,656        8.7
Jules B. Kroll                                                        104,474         *
All directors and executive officers,
without duplication (10 persons) (2) (3) (4) (5) (6) (7) (8)        9,240,363        43.4

-------------------------------------------------------------------------------------------

*    Less than 1%.

(1) Pursuant to the regulations of the Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Percentages are based on 21, 289,619 shares of Common Stock, the number of shares of Common Stock outstanding as of April 23, 1999.

(2) Includes 40,000 shares issuable upon exercise of options that are vested and exercisable within 60 days, 4,016,110 shares held by Trace and 1,000 shares held by Mr. Cogan's wife. Mr. Cogan disclaims beneficial ownership of all shares held by Trace, or his wife.

(3) Includes 69,267 shares issuable upon exercise of options that are vested and exercisable within 60 days and 12,700 shares held by Mr. DiFeo's sons. Mr. DiFeo disclaims beneficial ownership of all shares held by his sons.

(4) Includes 40,000 shares issuable upon exercise of options that are vested and exercisable within 60 days and 200 shares held by Mr. Sinkfield's wife. Mr. Sinkfield disclaims beneficial ownership of all shares held by his wife.

(5) Includes 40,000 shares issuable upon exercise of options that are vested and exercisable within 60 days.

(6) Includes 10,000 shares issuable upon exercise of options that are vested and exercisable within 60 days and 500 shares held by Mr. Davidson's wife. Mr. Davidson disclaims beneficial ownership of all shares held by his wife.

(7) Represents the shares held by Aeneas. Mr. Eisenson is the Managing Director and Chief Executive Officer of Charlesbank, the investment advisor of Aeneas. Mr. Eisenson disclaims beneficial ownership of all shares held by Aeneas.

(8) Represents the shares held by AIF. Mr. Hannan is a director of Apollo Capital Management, Inc., which is the general partner of Apollo Advisors, L.P., which is the managing general partner of AIF. Mr. Hannan disclaims beneficial ownership of all shares held by AIF.

For a discussion of certain arrangements known to the Company which may at a subsequent date result in a change in control of the Company, see "Recent Developments" in this Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard Sinkfield, Director until his resignation effective April 30, 1999 and former Executive Vice President - Administration of the Company, is a member of the law firm of Rogers & Hardin, which represents the Company in connection with various business transactions.

Pursuant to stock purchase agreements dated October 15, 1993 (as amended, the "Equity Facility") among the Company and the investors named therein (the "Initial Stockholders"), the Initial Stockholders purchased an aggregate of 8,504,750 shares of Common Stock in multiple closings between 1993 and 1996 and were granted registration rights in respect of such shares. Such registration rights also apply to an additional 306,346 shares of Common Stock subsequently purchased by the Initial Stockholders and to 10,000 shares of Common Stock held by Richard Sinkfield. Among the Initial Stockholders are Carl Spielvogel, former Chairman of the Board and Chief Executive Officer of the Company, Jules
B. Kroll, a director of the Company, Trace, Aeneas and AIF. In January 1997, Trace was also granted the right, subject to certain conditions, to have its shares of Common Stock registered in connection with a pledge of such shares to a lender. In December 1997, the Company registered shares of Common Stock on a "shelf" registration statement on behalf of its stockholders who have registration rights, including several Initial Stockholders.

From time to time, the Company has paid and/or received fees from Trace and its affiliates for services rendered in the normal course of business. These transactions reflect the providers' cost or an amount mutually agreed upon by both parties. It is the Company's belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. During 1998, the Company incurred $0.3 million in fees payable to Trace for such services.

Pursuant to an agreement effective as of January 1, 1997, the Company's exposure with respect to the majority of the extended service contracts sold by United Auto Care, Inc. ("UAC"), a wholly owned subsidiary of the Company, during the period from January 1, 1997 through October 31, 1998, were assumed by Trace and Alpha Automotive, Inc. ("Alpha"), a wholly owned subsidiary of Trace, in exchange for certain fees. During the period covered by the agreement, the Company remitted approximately $7.7 million to Alpha. Such remittances reflect approximately $10.1 million in fees for the assumption of obligations with respect to the cost of future repairs under the terms of the approximately 51,000 warranty and extended service contracts sold by UAC between January 1, 1997 and October 31, 1998, offset by approximately $2.4 million of claims payments made by the Company relating to such contracts. The Company has been informed by Trace and Alpha that they are in the process of evaluating their ability to meet their obligations with respect to such warranty and extended service contracts. As a result of the uncertainty about Trace and Alpha's ability to perform their contractual obligations, the Company has entered into an insurance agreement with Virginia Surety Company, Inc.

("Virginia Surety") and certain of its affiliates. Virginia Surety is a subsidiary of Aon Corporation, an insurance services holding company. Under the terms of the agreement, affiliates of Virginia Surety have agreed to assume the repair obligations relating to the 51,000 warranty and extended service contracts in exchange for a fixed premium payable over time. During 1998, the Company recorded a $12.6 million pre-tax charge, which represents the estimated present value of those premium payments. The Company has no further financial obligations related to these contracts other than to make the specified premium payments. Trace and Alpha will remain liable with respect to warranty or extended service contracts sold prior to November 1, 1998. Future recoveries from Trace and Alpha will reduce the cost of the Virginia Surety insurance agreement.

The Company is the tenant under a number of non-cancelable lease agreements with Mr. DiFeo and members of his family. The Company believes all such leases are on terms no less favorable to the Company than would be obtained through arm's-length negotiations with unaffiliated third parties.

The Company has entered into severance arrangements with James R. Davidson, Robert H. Nelson and Samuel X. DiFeo which are activated in the event of termination of employment (other than for cause) within one year following a change in control of the Company. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" in this Form 10-K/A.

The Company, Aeneas, AIF, Trace, Marshall S. Cogan and the Purchasers have entered into a number of agreements relating to the sale by the Company of its Preferred Stock and Warrants to two entities formed by PCP. See "Recent Developments" in this Form 10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 30, 1999.

                                             UNITED AUTO GROUP, INC.

                                             By:  /s/ Marshall S. Cogan
                                                  -----------------------------
                                                  Marshall S. Cogan
                                                  Chairman of the Board and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                                            Title                                       Date
---------                                            -----                                       ----
/s/ Marshall S. Cogan               Chairman of the Board and Chief Executive               April 30, 1999
---------------------------          Officer  (Principal Executive Officer)
Marshall S. Cogan

/s/ Samuel X. DiFeo                 President and Chief Operating Officer                   April 30, 1999
---------------------------         and Director
Samuel X. DiFeo

/s/ Karl H. Winters                 Executive Vice President and                            April 30, 1999
---------------------------         Chief Financial Officer
Karl H. Winters                     (Principal Financial Officer)

/s/ James R. Davidson               Executive Vice President - Accounting                   April 30, 1999
---------------------------         and Treasurer
James R. Davidson                   (Principal Accounting Officer)

/s/ Robert H. Nelson                Executive Vice President - Operations                   April 30, 1999
---------------------------         and Director
Robert H. Nelson

/s/ Michael R. Eisenson             Director                                                April 30, 1999
-----------------------
Michael R. Eisenson

/s/ John J. Hannan                  Director                                                April 30, 1999
---------------------------
John J. Hannan

/s/ Jules B. Kroll                  Director                                                April 30, 1999
---------------------------
Jules B. Kroll