Form 10-Q
period 1999-03-31
UNITED AUTO GROUP INC
filed 1999-05-17
CIK 1019849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MAY 7, 1999:

VOTING COMMON STOCK, $0.0001 PAR VALUE                              21,289,619

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                             605,454

                                TABLE OF CONTENTS

                                     PART I

                                                                                                     PAGE

1. Financial Statements and Supplementary Data

      Consolidated Condensed Balance Sheets as of March 31, 1999 and
            December 31, 1998                                                                          1

      Consolidated Condensed Statements of Operations for the three months
            ended March 31, 1999 and 1998                                                              2

      Consolidated Condensed Statements of Cash Flows for the three months
            ended March 31, 1999 and 1998                                                              3

      Notes to Consolidated Condensed Financial Statements                                             4

2. Management's Discussion and Analysis of Financial Condition and Results of
      Operations                                                                                       8


                                     PART II

1. Legal Proceedings                                                                                   13

2. Changes in Securities                                                                               14

6. Exhibits and Reports on Form 8-K                                                                    14

   Signatures                                                                                          15


                             UNITED AUTO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)



                                                     MARCH 31,     DECEMBER 31,
ASSETS                                                 1999            1998
                                                    -----------    ------------
    Cash and cash equivalents                           $23,132         $38,538
    Accounts receivable, net                            128,189         125,460
    Inventories                                         436,520         410,295
    Other current assets                                 16,805          16,420
                                                    -----------    ------------
      Total current assets                              604,646         590,713

    Property and equipment, net                          55,127          51,483
    Intangible assets, net                              484,508         482,049
    Net assets of discontinued operations                22,423          23,323
    Other assets                                         33,528          36,626
                                                    -----------    ------------

      TOTAL ASSETS                                   $1,200,232      $1,184,194
                                                    ===========    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Floor plan notes payable                           $418,418        $397,234
    Accounts payable                                     35,937          38,435
    Accrued expenses                                     41,335          45,104
    Current portion of long-term debt                    30,569          24,756
                                                    -----------    ------------
      Total current liabilities                         526,259         505,529

    Long-term debt                                      279,204         288,265
    Other long-term liabilities                          52,299          48,750
                                                    -----------    ------------

      TOTAL LIABILITIES                                 857,762         842,544

    Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
    Voting Common Stock                                       2               2
    Additional paid-in-capital                          349,713         352,591
    Accumulated deficit                                  (7,245)        (10,943)
                                                    -----------    ------------

      Total stockholders' equity                        342,470         341,650
                                                    -----------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,200,232      $1,184,194
                                                    ===========    ============


            See Notes to Consolidated Condensed Financial Statements
                                       1

                             UNITED AUTO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ---------------------------
                                                                              1999            1998
                                                                          ------------    -----------
Vehicle sales                                                                $775,360        $616,974
Finance and insurance                                                          36,664          24,389
Service and parts                                                              92,708          70,346
                                                                          ------------    -----------
Total revenues                                                                904,732         711,709
     Cost of sales, including floor plan interest                             786,477         622,485
                                                                          ------------    -----------
Gross profit                                                                  118,255          89,224
     Selling, general and administrative expenses                             103,552          78,541
                                                                          ------------    -----------
Operating income                                                               14,703          10,683
     Other interest expense                                                    (8,442)         (7,094)
     Other income (expense), net                                                  794             353
                                                                          ------------    -----------
Income from continuing operations before
     minority interests, income tax provision and
     extraordinary item                                                         7,055           3,942
     Minority interests                                                          (148)            (34)
     Income tax provision                                                      (3,209)         (1,617)
                                                                          ------------    -----------
Income from continuing operations                                               3,698           2,291
     Income from discontinued operations, net of
          income tax provision of $5 in 1998                                       --               8
                                                                          ------------    -----------
Income before extraordinary item                                                3,698           2,299
     Extraordinary item, net of income tax benefit of $859 in 1998                 --          (1,235)
                                                                          ------------    -----------
Net income                                                                     $3,698          $1,064
                                                                          ===========     ===========

Basic income from continuing operations per common share                        $0.17           $0.12
                                                                          ===========     ===========
Basic net income per common share                                               $0.17           $0.05
                                                                          ===========     ===========

Income from continuing operations per diluted common share                      $0.16           $0.12
                                                                          ===========     ===========
Net income per diluted common share                                             $0.16           $0.05
                                                                          ===========     ===========

Shares used in computing basic per share data                                  21,895          19,781
                                                                          ===========     ===========
Shares used in computing diluted per share data                                23,307          19,924
                                                                          ===========     ===========


            See Notes to Consolidated Condensed Financial Statements
                                       2

                             UNITED AUTO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            -----------------------
                                                                               1999         1998
                                                                            ---------     ---------
Operating activities:
Net income                                                                    $3,698        $1,064
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                              4,555         3,439
    Income from discontinued operations                                            -            (8)
    Minority interests                                                           148            34
Changes in operating assets and liabilities:
    Accounts receivable                                                       (3,346)       (1,674)
    Inventories                                                              (26,984)      (33,303)
    Floor plan notes payable                                                  21,184        40,501
    Accounts payable and accrued expenses                                     (5,146)       (2,499)
    Other                                                                      2,476        (1,917)
                                                                            ---------     ---------
      Net cash provided by (used in) operating activities                     (3,415)        5,637
                                                                            ---------     ---------
INVESTING ACTIVITIES:
    Purchase of equipment and improvements                                    (5,038)       (3,636)
    Dealership acquisitions                                                   (4,624)      (81,671)
                                                                            ---------     ---------
      Net cash used in investing activities                                   (9,662)      (85,307)
                                                                            ---------     ---------
FINANCING ACTIVITIES:
    Payments of long-term debt and capital leases                             (3,229)      (13,415)
    Proceeds from issuance of common stock                                         -           366
    Proceeds from borrowings of long-term debt                                     -        35,900
    Payment of deferred financing costs                                            -        (1,842)
                                                                            ---------     ---------
      Net cash provided by (used in) financing activities                     (3,229)       21,009
                                                                            ---------     ---------
      Net cash provided by (invested in) discontinued operations                 900       (15,250)
                                                                            ---------     ---------
Net decrease in cash and cash equivalents                                    (15,406)      (73,911)
Cash and cash equivalents, beginning of period                                38,538        94,435
                                                                            ---------     ---------
Cash and cash equivalents, end of period                                     $23,132       $20,524
                                                                            =========     =========

            See Notes to Consolidated Condensed Financial Statements
                                       3

                             UNITED AUTO GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The information presented as of March 31, 1999 and 1998 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's prior year condensed financial statements to conform to the current year presentation.

2. INVENTORIES

Inventories consisted of the following:

                                                MARCH 31,         DECEMBER 31,
                                                  1999               1998
                                           -----------------   ----------------
   New vehicles                                    $305,321           $284,343
   Used vehicles                                    104,888             99,411
   Parts, accessories and other                      26,311             26,541
                                           -----------------   ----------------
       Total Inventories                           $436,520           $410,295
                                           =================   ================

3.   MANAGED DEALERSHIPS

The Company has entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships is pending final manufacturer approval. Pursuant to such management agreements, the Company is paid a monthly fee for managing all aspects of the dealerships' operations. Management fee income amounting to $794 and $353 for the three month periods ended March 31, 1999 and 1998, respectively, has been included in other income (expense), net in the accompanying consolidated condensed statements of operations.

4.   DISCONTINUED OPERATIONS

In December 1998, the Company discontinued the auto finance business of its wholly-owned subsidiary United Auto Finance, Inc. ("UAF"). As a result, UAF no longer engages in the purchase or sale of automotive loans; however, it continues to service its securitized portfolios in accordance with contractual commitments. Consequently, UAF has been reported as a discontinued operation in the accompanying consolidated condensed statements of operations. In addition, the remaining assets and liabilities of UAF have been presented as a separate line item in non-current assets on the consolidated condensed balance sheets. The Company has restated its prior financial statements to present the results of UAF as a discontinued operation for all periods presented.

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)

Summarized financial information of discontinued operations follows:

                                                             THREE MONTHS ENDED MARCH 31,
                                                                 1999           1998
                                                               ---------       ---------
Revenues                                                          $1,219          $2,181
Income from operations, net of taxes of $5 in 1998.                   --               8
Net income                                                            --               8
Net income per diluted common share                                   --              --

                                                               AS OF            AS OF
                                                              MARCH 31,      DECEMBER 31,
                                                                1999            1998
                                                             -----------     ------------
Cash and cash equivalents                                      $3,545            $3,615
Restricted cash                                                   950             1,009
Finance assets, net                                            24,819            26,947
Other assets                                                    1,380               967
Short-term debt, accrued liabilities and other liabilities      8,271             9,215

5.   BUSINESS COMBINATIONS

The Company completed the acquisition of a number of dealerships and dealership groups during 1998. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company's financial statements include the results of operations of such dealerships and dealership groups only from the respective dates of acquisition. The following unaudited pro forma summary presents the consolidated results of continuing operations of the Company for the three months ended March 31, 1998 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisitions had been consummated as of January 1, 1998.

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                                 1998
                                                                                           ------------------
Revenues                                                                                            $778,489
Income from continuing operations before minority interests and income tax provision                   4,816
Income from continuing operations                                                                      2,807
Income from continuing operations per diluted common share                                              0.13

The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1998.

6.   EARNINGS PER SHARE

A reconciliation of the number of shares used for the calculation of basic and dilutive earnings per share for the three month periods ended March 31, 1999 and 1998 is as follows:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                               1999               1998
                                                                          ---------------    ----------------
Weighted average number of common shares outstanding                          21,895,000          19,781,000
Effect of stock options                                                           14,000             143,000
Effect of minimum share price guarantee                                        1,398,000                  --
                                                                          ===============    ================
Weighted average number of common shares outstanding, including effect
   of dilutive securities                                                     23,307,000          19,924,000
                                                                          ===============    ================

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


7.   SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                  1999             1998
                                                                               ------------     ------------
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                             $13,024           $7,189
Cash paid for income taxes                                                             645            2,648

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Dealership acquisition costs paid by issuance of stock                                  --           31,232
Dealership acquisition costs financed by long-term debt                                 --            7,800

8.   SUBSEQUENT EVENT

On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C., Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the "Purchaser"), entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which, subject to the satisfaction of certain closing conditions, the Purchaser will purchase (i) an aggregate of 7,903.12456 shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock"), (ii) an aggregate of 396.876 shares of the Company's Series B Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), and (iii) warrants (the "Warrants") to purchase (a) 3,898,665 shares of the Company's voting Common Stock, par value $0.0001 per share (the "Common Stock"), and (b) 1,101,335 shares of the Company's non-voting Common Stock, par value $0.0001 per share (the "Non-Voting Common Stock") for $83,000. The shares of Series A Preferred Stock and Series B Preferred Stock will entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004.

Following conversion of the Series A Preferred Stock and the Series B Preferred Stock and exercise of the Warrants, the Purchaser will own approximately 38% of the Company's Common Stock and Non-Voting Common Stock, on a fully diluted basis. Pursuant to the Securities Purchase Agreement, the Company has agreed that, subject to certain conditions, its Board of Directors will recommend that the Company's stockholders vote in favor of the transactions contemplated by the Securities Purchase Agreement, including the election to the Board of Directors of such number of the Purchaser's designees as will constitute a majority of the Board of Directors.

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


The transaction will be consummated in two steps: first, the acquisition of approximately $33,550 of Series A Preferred Stock and, second, the acquisition of approximately $49,450 of Series A Preferred Stock, Series B Preferred Stock and Warrants. The first step of the transaction closed on May 3, 1999. Accordingly, on that date, the Company issued approximately 3,728 shares of the Series A Preferred Stock. The second step of the transaction is subject to customary closing conditions, including approval by the Company's stockholders and receipt or waiver of third-party consents. There can be no assurance when or whether the second step of the transaction will occur. If the second step does not occur by December 31, 1999, the Company may be required to repurchase the investment made in the first step; if not, the conversion price of the Series A Preferred Sock and the Series B Preferred Stock will be $9.00 per share.

                             UNITED AUTO GROUP, INC.

                             (Dollars in Thousands)
                                   (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance, warranty, extended service and insurance contracts.

New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories, warranty policies, extended service contracts and credit insurance policies, as well as fees for placing finance and lease contracts. UAG dealerships market a complete line of aftermarket automotive products and services through its wholly-owned subsidiaries, United Auto Care, Inc. and United Auto Care Products, Inc. (together with United Auto Care, Inc. "UAC"). Service and parts revenues include fees paid for repair and maintenance service and the sale of replacement parts.

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

The Company made a number of dealership acquisitions in 1998. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

RESULTS OF OPERATIONS

The following discussion and analysis relates to the Company's consolidated historical results of operations for the three months ended March 31, 1999 and 1998.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues. Revenues increased by $193.0 million, or 27.1%, from $711.7 million to $904.7 million. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to January 1, 1998 and (ii) an aggregate 10.7% increase in retail revenues at dealerships owned prior to January 1, 1998, partially offset by a decrease in revenues due to dealerships which were divested during 1998. The overall increase in retail revenues at dealerships owned prior to January 1, 1998 reflects 10.1%, 30.6% and 9.1% increases in retail vehicle sales, finance and insurance and service and parts revenues, respectively.

Sales of new and used vehicles increased by $158.4 million, or 25.7%, from $617.0 million to $775.4 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1998 and (ii) the net increase at dealerships owned prior to January 1, 1998, offset by a decrease due to dealerships which were divested during 1998. The increase at dealerships owned prior to January 1, 1998 is due to an increase in the comparative average selling price per vehicle and a 5.7% increase in retail unit sales. Aggregate retail unit sales of new and used vehicles increased by 27.3% and 20.5%, respectively, due principally to acquisitions and the net increase at dealerships owned prior to January 1, 1998, offset by the decrease due to dealerships which were divested during 1998. The Company sold 20,240 new vehicles (61.7% of total vehicle sales) and 12,569 used vehicles (38.3% of total vehicle sales) during the three months ended March 31, 1999, compared with 15,899 new vehicles (60.4% of total vehicle sales) and 10,427 used vehicles (39.6% of total vehicle sales) during the three months ended March 31, 1998.

Finance and insurance revenues increased by $12.3 million, or 50.3%, from $24.4 million to $36.7 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1998, (ii) the net increase at dealerships owned prior to January 1, 1998 and (iii) an increase in revenues at UAC, offset by a decrease due to dealerships which were divested during 1998.

Service and parts revenues increased by $22.4 million, or 31.8%, from $70.3 million to $92.7 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1998 and (ii) the net increase at dealerships owned prior to January 1, 1998, offset by a decrease due to dealerships which were divested during 1998.

Gross Profit. Gross profit increased by $29.0 million, or 32.5%, from $89.2 million to $118.3 million. The increase in gross profit is due to (i) acquisitions made subsequent to January 1, 1998, (ii) an aggregate 13.3% increase in retail gross profit at stores owned prior to January 1, 1998 and
(iii) the increase in revenues at UAC, offset by a decrease due to dealerships which were divested during 1998. Gross profit as a percentage of revenues increased from 12.5% to 13.1%. The increase in gross profit as a percentage of revenues is primarily attributable to (i) the increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues,
(ii) improved gross profit margins on retail vehicle sales revenues and (iii) improved gross profit margins on service and parts revenues, offset in part by a decrease in gross profit margins on finance and insurance revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $25.0 million, or 31.8%, from $78.5 million to $103.6 million. Such expenses as a percentage of revenue increased from 11.0% to 11.4%. The increase in selling, general and administrative expense is due principally to (i) acquisitions made subsequent to January 1, 1998 and (ii) a 13.9% increase at stores owned prior to January 1, 1998. The increase in selling, general and administrative expenses at stores owned prior to January 1, 1998 is due in large part to increased selling expenses, including increased variable compensation, as a result of the increase in gross profit compared with the prior year.

Other Interest Expense. Other interest expense increased by $1.3 million, from $7.1 million to $8.4 million. The increase is due primarily to higher outstanding indebtedness under the Company's credit facility during the first quarter of 1999 compared to the first quarter of 1998, offset in part by a net decrease in acquisition related debt outstanding during the comparative periods.

Income Tax Provision. The 1999 income tax provision increased by $1.6 million from $1.6 million to $3.2 million. The increase is due to an increase in pre-tax income in 1999 compared with 1998, coupled with an increase in the Company's estimated annual effective income tax rate. The increase in the Company's estimated annual effective income tax rate is due primarily to non-deductible goodwill incurred in connection with certain acquisitions and increased effective state tax rates.

Extraordinary Item. The 1998 extraordinary item of $1.2 million, net of taxes of $0.9 million, represents a loss resulting from the write-off of unamortized deferred financing costs relating to the Company's previous credit facility.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the expansion or improvement of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments and cash flow from operations. At March 31, 1999, the Company had working capital of $78.4 million.

On April 12, 1999, the Company and the Purchaser entered into the Securities Purchase Agreement, pursuant to which, subject to the satisfaction of certain closing conditions, the Company will issue (i) the Series A Preferred Stock,
(ii) the Series B Convertible Preferred Stock, and (iii) the Warrants for $83.0 million. The shares of Series A Preferred Stock and Series B Preferred Stock will entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years. The transaction will be consummated in two steps: first, the acquisition of approximately $33.5 million of Series A Preferred Stock and, second, the acquisition of approximately $49.5 million of Series A Preferred Stock, Series B Preferred Stock and Warrants. The first step of the transaction closed on May 3, 1999. Accordingly, the Company issued approximately 3,728 shares of the Series A Preferred Stock in exchange for approximately $33.5 million. Proceeds from the issuance of the Series A Preferred Stock were used to prepay $18.4 million of revolving loan commitments outstanding under the Company's Credit Agreement and to pay $2.6 million of fees incurred in connection with the execution of the Securities Purchase Agreement. The balance of the proceeds were deposited in interest bearing accounts.

The second step of the transaction is subject to customary closing conditions, including approval by the Company's stockholders and receipt or waiver of third-party consents. There can be no assurance when or whether the second step of the transaction will occur. If the second step does not occur by December 31, 1999, the Company may be required to repurchase the investment made in the first step; if so, the conversion price of the Series A Preferred Sock and the Series B Preferred Stock will be $9.00 per share.

Net cash used in operations during the three months ended March 31, 1999 totaled $3.4 million. Net cash used in investing activities during the three months ended March 31, 1999, relating primarily to dealership acquisitions and capital expenditures, totaled $9.7 million. Net cash used in financing activities during the three months ended March 31, 1999, relating to net proceeds from the issuance of long-term debt, totaled $3.2 million. The Company also received a $0.9 million distribution during the first quarter from UAF in partial settlement of an intercompany obligation.

The Company finances substantially all of its new and used vehicle inventory under revolving floor plan financing arrangements with various lenders. The floor plan lenders pay the manufacturer directly with respect to new vehicles. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Substantially all of the assets of the Company's dealerships are subject to security interests granted to floor plan lending sources.

At March 31, 1999, the Company had approximately $23.1 million of cash available to fund operations and future acquisitions. In addition, the Company is party to a $75.0 million Credit Agreement, dated February 27, 1998 (as amended) (the "Credit Agreement"), with a group of banks, which is to be used principally for acquisitions and working capital. As of March 31, 1999, the Company was not in compliance with certain financial covenants under its Credit Agreement, but on April 29, 1999, the Credit Agreement was amended. The Company is now in compliance with all financial covenant requirements in the amended Credit Agreement. As of May 7, 1999, after the prepayment of all amounts outstanding under the revolving loan commitment of the Credit Agreement, $23.0 million was available for borrowing under the Credit Agreement.

The Credit Agreement restricts the Company from paying dividends in excess of $5.0 million in the aggregate. In addition, the indentures governing the Company's 11% Senior Subordinated Notes due 2007 (the "Notes") limit the Company's ability to pay dividends based on a formula which takes into account, among other things, the Company's consolidated net income. The Company is a holding company whose assets consist primarily of the indirect ownership of the capital stock of its operating subsidiaries. Consequently, the Company's ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings to the Company, and other advances and payments by such subsidiaries to the Company. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's auto dealership subsidiaries.

The Company's principal source of growth has come from acquisitions of automobile dealerships. The Company believes that its existing capital resources will be sufficient to fund its current operations and contractual commitments. To the extent the Company pursues additional significant acquisitions, it may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. A public equity offering would require the prior approval of certain automobile manufacturers.

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

The Company's auto dealerships rely heavily upon two mission critical systems:
Dealer Management Systems ("DMS") and Dealer Communication Systems ("DCS"). The DMS is a leased computer system that supports critical day-to-day operations of the dealership, including vehicle sales, inventory, service and parts operations and accounting functions. The DCS is a communication system through which the dealerships exchange information with the manufacturer for processes such as ordering vehicles and parts, submitting warranty claims, reporting financial information and receiving technical information for vehicle service activities. The Company has received assurances from each of the providers of these systems that year 2000 compliant versions of the systems have been developed and are available to the Company as part of the recurring maintenance of such systems. The installation of year 2000 compliant DMS and DCS systems has been completed at all but two of the Company's operating locations. The remaining locations are scheduled to be operating on year 2000 compliant systems by June 30, 1999. In order to test the ability of the Company's recently upgraded mission critical systems to process date related information correctly, the Company has established a redundant computer platform which is being used to evaluate the reliability of such systems. The majority of such testing is expected to be completed by May 31, 1999. Although the testing of mission critical systems is ongoing, the Company has received assurances that the vendors supplying such systems have made all corrections necessary to the systems to ensure date related information is processed correctly. The cost of the upgraded mission critical systems is included in the recurring fees paid by the Company to the system providers. As a result, the implementation of such systems has not resulted in incremental cost to the Company.

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

In addition to the mission critical systems and critical services noted above, the dealerships utilize a variety of non-critical devices and systems containing embedded systems which may fail to process data accurately, before, during or after the year 2000. Such non-critical devices and systems include personal computers, software applications, service lifts and certain other equipment used by service technicians, phone systems and alarms. The Company has developed a summary list of potential year 2000 issues for its dealerships, which is based on an industry guide designed to help dealerships address year 2000 issues, as well as on information obtained through in-depth reviews of the potential impact of year 2000 issues at certain Company dealerships. Each of the Company's dealerships has completed a thorough review designed to identify such non-mission critical systems and devices. In addition, each dealership is expected to have addressed these non-mission critical systems by September 30, 1999. The cost of correcting the non-mission critical systems and devices is not expected to be in excess of $2.0 million, which will be paid out of the cash flow from operations of the individual dealerships.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included herein or incorporated herein by reference regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include the following: (i) the Company is subject to the influence of various manufacturers whose franchises it holds; (ii) the Company is leveraged and subject to restrictions imposed by the terms of its indebtedness; (iii) the Company's growth depends in large part on the Company's ability to manage expansion, control costs in its operations and consummate and consolidate dealership acquisitions; (iv) many of the Company's franchise agreements impose restrictions on the transferability of the Common Stock; (v) the Company will require substantial additional capital to acquire automobile dealerships and purchase inventory; (vi) unit sales of motor vehicles historically have been cyclical; (vii) the automotive retailing industry is highly competitive; (viii) the automotive retailing industry is a mature industry; (ix) the Company's success depends to a significant extent on key members of its management; (x) the Company's business is seasonal; and (xi) the other important risk factors identified in the reports and other documents filed by the Company with the Securities and Exchange Commission. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein

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

In partial consideration for certain dealership acquisitions, the Company issued 1,156,689 shares of common stock to the sellers of such acquired dealerships. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving any public offering.


ITEM 6  -     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits

 27.1         Financial Data Schedule.

(b)      Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED AUTO GROUP, INC.

                                       By: /s/ Samuel X. DiFeo
                                           -----------------------------------
                                           Samuel X. DiFeo
                                           President and
                                           Chief Operating Officer
Date: May 17, 1999

                                       By: /s/ James R. Davidson
                                           -----------------------------------
                                           James R. Davidson
                                           Executive Vice President - Finance
                                           (Chief Accounting Officer)
Date: May 17, 1999