Form 10-Q
period 1999-06-30
UNITED AUTO GROUP INC
filed 1999-08-16
CIK 1019849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF AUGUST 12, 1999:

VOTING COMMON STOCK, $0.0001 PAR VALUE                        21,394,257

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                       605,454

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
  1. Financial Statements and Supplementary Data

        Consolidated Condensed Balance Sheets as of June 30, 1999 and
            December 31, 1998                                                 1

        Consolidated Condensed Statements of Operations for the three
            and six months ended June 30, 1999 and 1998                       2

        Consolidated Condensed Statements of Cash Flows for the six
            months ended June 30, 1999 and 1998                               3

        Notes to Consolidated Condensed Financial Statements                  4

  2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                   8


                                     PART II

  1. Legal Proceedings

  2. Changes in Securities

  5. Other

  6. Exhibits and Reports on Form 8-K

     Signatures

                             UNITED AUTO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)





                                                    JUNE 30,      DECEMBER 31,
                                                      1999            1998
                                                   -----------    ------------
                                                   (UNAUDITED)
ASSETS
    Cash and cash equivalents                      $    43,670   $    38,538
    Accounts receivable, net                           141,503       125,460
    Inventories                                        455,945       410,295
    Other current assets                                15,228        16,420
                                                   -----------   -----------
      Total current assets                             656,346       590,713

    Property and equipment, net                         56,978        51,483
    Intangible assets, net                             490,628       482,049
    Net assets of discontinued operations               18,823        23,323
    Other assets                                        28,546        36,626
                                                   -----------   -----------
      TOTAL ASSETS                                 $ 1,251,321   $ 1,184,194
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Floor plan notes payable                       $   435,438   $   397,234
    Accounts payable                                    41,679        38,435
    Accrued expenses                                    53,603        45,104
    Current portion of long-term debt                   55,776        24,756
                                                   -----------   -----------
      Total current liabilities                        586,496       505,529

    Long-term debt                                     238,933       288,265
    Other long-term liabilities                         53,072        48,750
                                                   -----------   -----------

      TOTAL LIABILITIES                                878,501       842,544

    Preferred stock                                     33,551            --
    Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
    Non-voting Common Stock                                 --            --
    Voting Common Stock                                      2             2
    Additional paid-in-capital                         337,892       352,591
    Retained earnings (accumulated deficit)              1,375       (10,943)
                                                   -----------   -----------
      Total stockholders' equity                       339,269       341,650
                                                   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,251,321   $ 1,184,194
                                                   ===========   ===========


                 See Notes to Consolidated Financial Statements

                             UNITED AUTO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                      -----------------------------   ----------------------------
                                                                          1999            1998            1999           1998
                                                                      --------------  -------------   -------------  -------------
Vehicle sales                                                              $900,155       $779,633      $1,675,515     $1,396,607
Finance and insurance                                                        43,335         33,619          79,999         58,008
Service and parts                                                           100,108         83,167         192,816        153,513
                                                                      --------------  -------------   -------------  -------------
Total revenues                                                            1,043,598        896,419       1,948,330      1,608,128
     Cost of sales, including floor plan interest                           908,987        783,857       1,695,464      1,406,342
                                                                      --------------  -------------   -------------  -------------
Gross profit                                                                134,611        112,562         252,866        201,786
     Selling, general and administrative expenses                           111,484         92,466         215,036        171,007
                                                                      --------------  -------------   -------------  -------------
Operating income                                                             23,127         20,096          37,830         30,779
     Other interest expense                                                  (7,813)        (7,880)        (16,255)       (14,974)
     Other income (expense), net                                                602          1,495           1,396          1,848
                                                                      --------------  -------------   -------------  -------------
Income from continuing operations before
     minority interests, income tax provision and
     extraordinary item                                                      15,916         13,711          22,971         17,653
     Minority interests                                                        (213)           (50)           (361)           (84)
     Income tax provision                                                    (7,083)        (5,634)        (10,292)        (7,251)
                                                                      --------------  -------------   -------------  -------------
Income from continuing operations                                             8,620          8,027          12,318         10,318
     Income from discontinued operations, net of $94 and $99 tax
         for the three and six month periods ended June 30, 1998                 --            166              --            174
                                                                      --------------  -------------   -------------  -------------
Income before extraordinary item                                              8,620          8,193          12,318         10,492
     Extraordinary item (net of income tax benefit of $859)                      --             --              --         (1,235)
                                                                      ==============  =============   =============  =============
Net income                                                                   $8,620         $8,193         $12,318         $9,257
                                                                      ==============  =============   =============  =============


Basic income from continuing operations per common share                      $0.39          $0.40           $0.56          $0.52
                                                                      ==============  =============   =============  =============
Basic net income per common share                                             $0.39          $0.40           $0.56          $0.46
                                                                      ==============  =============   =============  =============

Income from continuing operations per diluted common share                    $0.35          $0.40           $0.53          $0.51
                                                                      ==============  =============   =============  =============
Net income per diluted common share                                           $0.35          $0.40           $0.53          $0.46
                                                                      ==============  =============   =============  =============

Shares used in computing basic per share data                                21,907         20,251          21,901         20,033
                                                                      ==============  =============   =============  =============
Shares used in computing diluted per share data                              24,422         20,406          23,202         20,134
                                                                      ==============  =============   =============  =============




                 See Notes to Consolidated Financial Statements

                             UNITED AUTO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   ----------------------
                                                                     1999          1998
                                                                   ---------    ---------
OPERATING ACTIVITIES:
Net income                                                         $ 12,318    $  9,257
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                     9,234       7,552
    Income from discontinued operations                                  --        (174)
    Minority interests                                                  361          84
Changes in operating assets and liabilities:
    Accounts receivable                                             (14,065)     (5,842)
    Inventories                                                     (29,834)     35,114
    Floor plan notes payable                                         25,168     (25,443)
    Accounts payable and accrued expenses                            10,505       4,612
    Other                                                             3,631         277
                                                                   --------    --------
      Net cash provided by operating activities                      17,318      25,437
                                                                   --------    --------
INVESTING ACTIVITIES:
    Purchase of equipment and improvements                           (8,056)     (5,485)
    Dealership acquisitions                                         (10,312)   (111,088)
                                                                   --------    --------
      Net cash (used in) investing activities                       (18,368)   (116,573)
                                                                   --------    --------
FINANCING ACTIVITIES:
    Payments of long-term debt and capital leases                   (29,009)    (13,752)
    Proceeds from issuance of preferred stock                        30,691          --
    Proceeds from issuance of common stock                               --         973
    Proceeds from borrowings of long-term debt                           --      64,400
    Payment of deferred financing costs                                  --      (1,842)
                                                                   --------    --------
      Net cash provided by financing activities                       1,682      49,779
                                                                   --------    --------
      Net cash provided by (invested in) discontinued operations      4,500     (16,650)
                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                  5,132     (58,007)
Cash and cash equivalents, beginning of period                       38,538      94,435
                                                                   --------    --------
Cash and cash equivalents, end of period                           $ 43,670    $ 36,428
                                                                   ========    ========



                 See Notes to Consolidated Financial Statements

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The information presented as of June 30, 1999 and 1998 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's prior year condensed financial statements to conform to the current year presentation.

2. INVENTORIES

Inventories consisted of the following:

                                         JUNE 30,    DECEMBER 31,
                                          1999         1998
                                        ----------   -----------
   New vehicles                           $319,691     $284,343
   Used vehicles                           107,926       99,411
   Parts, accessories and other             28,328       26,541
                                        ----------   -----------
       Total Inventories                  $455,945     $410,295
                                        ==========   ===========

3.   MANAGED DEALERSHIPS

The Company has entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships is pending final manufacturer approval. Pursuant to such management agreements, the Company is paid a monthly fee for managing all aspects of the dealerships' operations. Management fee income amounting to $602 and $1,396 for the three and six month periods ended June 30, 1999, respectively, and $1,495 and $1,848 for the three and six month periods ended June 30, 1998, respectively, has been included in other income (expense), net in the accompanying consolidated condensed statements of operations.

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

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)

On July 30, 1999, the Company entered into an agreement with Premier Auto Finance, Inc. ("Premier") pursuant to which Premier will assume certain servicing obligations with respect to UAF's securitized portfolios.

Summarized financial information of discontinued operations follows:

                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              1999     1998                 1999     1998
                                             ------   ------               ------   ------
Revenues                                     $1,116   $2,915               $2,335   $5,096
Income from operations, net of
  taxes of $94 and $99 for the three
  and six months ended June 30, 1998             --      166                   --      174
Net income                                       --      166                   --      174
Net income per diluted common
  share                                          --       --                   --     0.01

                                                                  AS OF             AS OF
                                                                JUNE 30,         DECEMBER 31,
                                                                  1999              1998
                                                             -------------     --------------
Cash and cash equivalents                                         $3,739            $3,615
Restricted cash                                                      472             1,009
Finance assets, net                                               20,915            26,947
Other assets                                                       1,109               967
Short-term debt, accrued liabilities and other liabilities         7,412             9,215


5.   BUSINESS COMBINATIONS

The Company completed the acquisition of a number of dealerships and dealership groups during 1998. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company's financial statements include the results of operations of such dealerships and dealership groups only from the respective dates of acquisition. The following unaudited pro forma summary presents the consolidated results of continuing operations of the Company for the six months ended June 30, 1998 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisitions had been consummated as of January 1, 1998.

                                                                                           SIX MONTHS ENDED
                                                                                             JUNE 30, 1998
                                                                                           ------------------
Revenues                                                                                        $1,695,474
Income from continuing operations before minority interests and income tax provision                19,064
Income from continuing operations                                                                   11,163
Income from continuing operations per diluted common share                                            0.55

The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1998.

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


6.   EARNINGS PER SHARE

A reconciliation of the number of shares used for the calculation of basic and dilutive earnings per share for the three and six month periods ended June 30, 1999 and 1998 is as follows:

                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               1999               1998              1999              1998
                                          --------------     --------------    -------------     --------------
  Weighted average number of common
     shares outstanding                      21,907,000         20,251,000       21,901,000         20,033,000
  Effect of stock options                        89,000            155,000           47,000            101,000
  Effect of convertible preferred stock       2,426,000                 --        1,254,000                 --
                                          -------------      --------------    ------------      -------------
   Weighted average number of common
     shares outstanding, including
     effect of dilutive securities           24,422,000         20,406,000       23,202,000         20,134,000
                                          ==============     ==============    =============     ==============


7.   SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           1999                   1998
                                                                      ----------------       ---------------
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                                     $14,886               $11,990
Cash paid for income taxes                                                   2,688                 1,239

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Dealership acquisition costs paid by issuance of stock                          --                31,232
Dealership acquisition costs financed by long-term debt                      1,500                 7,800


8.   PREFERRED STOCK

On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. ("IMCG II"), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the "Purchaser"), entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock"), (ii) an aggregate of 396.876 shares of the Company's Series B Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), and (iii) warrants (the "Warrants") to purchase (a) 3,898,665 shares of the Company's voting Common Stock, par value $0.0001 per share (the "Common Stock"), and (b) 1,101,335 shares of the Company's non-voting Common Stock, par value $0.0001 per share (the "Non-Voting Common Stock") for $83,000. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II's dividends will be paid in shares of Series B Preferred Stock. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004.

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)

The transaction was consummated in two steps: first, the acquisition of approximately $33,550 of Series A Preferred Stock and, second, the acquisition of approximately $49,450 of Series A Preferred Stock, Series B Preferred Stock and Warrants. The first step of the transaction closed on May 3, 1999. The Series A Preferred Stock issued on May 3, 1999 was subject to mandatory redemption by the Company at the Purchaser's option under certain circumstances prior to the second closing. On August 3, 1999, the transaction was approved by the Company's stockholders, after which the second step of the transaction closed. Proceeds from the issuance of the securities pursuant to the Securities Purchase Agreement were used to prepay the remaining $44.4 million of term loans and $18.4 million of revolving loan commitments outstanding under the Company's credit agreement, pay approximately $6.8 million of fees incurred in connection with the execution of the Securities Purchase Agreement and fund certain acquisition related costs. The balance of the proceeds were deposited in interest bearing accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company retails new and used automobiles and light trucks, operates service and parts departments and sells various aftermarket products, including finance, warranty, extended service and insurance contracts.

New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories, warranty policies, extended service contracts and credit insurance policies, as well as fees for placing finance and lease contracts. UAG markets a complete line of aftermarket automotive products and services through its wholly-owned subsidiaries, United Auto Care, Inc. and United Auto Care Products, Inc. (together with United Auto Care, Inc. "UAC"). Service and parts revenues include fees paid for repair and maintenance service and the sale of replacement parts.

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

RESULTS OF OPERATIONS

The following discussion and analysis relates to the Company's consolidated historical results of operations for the six and three month periods ended June 30, 1999 and 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues. Revenues increased by $340.2 million, or 21.2%, from $1.6 billion to $1.9 billion. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to January 1, 1998 and (ii) an aggregate 10.2% increase in retail revenues at dealerships owned prior to January 1, 1998, partially offset by a decrease in revenues due to dealerships which were divested during 1998. The overall increase in retail revenues at dealerships owned prior to January 1, 1998 reflects 9.7%, 26.5% and 8.7% increases in retail vehicle sales, finance and insurance and service and parts revenues, respectively.

Sales of new and used vehicles increased by $278.9 million, or 20.0%, from $1.4 billion to $1.7 billion. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1998 and (ii) the net increase at dealerships owned prior to January 1, 1998, offset by a decrease due to dealerships which were divested during 1998. The increase at dealerships owned prior to January 1, 1998 is due to an increase in the comparative average selling price per vehicle and a 5.9% increase in retail unit sales. Aggregate retail unit sales of new and used vehicles increased by 19.8% and 13.1%, respectively, due principally to acquisitions and the net increase at dealerships owned prior to January 1, 1998, offset by the decrease due to dealerships which were divested during 1998. The Company sold 44,258 new vehicles (62.9% of total vehicle sales) and 26,086 used vehicles (37.1% of total vehicle sales) during the six months ended June 30, 1999, compared with 36,944 new vehicles (61.6% of total vehicle sales) and 23,063 used vehicles (38.4% of total vehicle sales) during the six months ended June 30, 1998.

Finance and insurance revenues increased by $22.0 million, or 37.9%, from $58.0 million to $80.0 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1998, (ii) the net increase at dealerships owned prior to January 1, 1998 and (iii) an increase in revenues at UAC, offset by a decrease due to dealerships which were divested during 1998.

Service and parts revenues increased by $39.3 million, or 25.6%, from $153.5 million to $192.8 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1998 and (ii) the net increase at dealerships owned prior to January 1, 1998, offset by a decrease due to dealerships which were divested during 1998.

Gross Profit. Gross profit increased by $51.1 million, or 25.3%, from $201.8 million to $252.9 million. The increase in gross profit is due to (i) acquisitions made subsequent to January 1, 1998 and (ii) an aggregate 12.7% increase in retail gross profit at stores owned prior to January 1, 1998, offset by a decrease due to dealerships which were divested during 1998. Gross profit as a percentage of revenues increased from 12.5% to 13.0%. The increase in gross profit as a percentage of revenues is primarily attributable to (i) the increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues, (ii) improved gross profit margins on retail vehicle sales revenues and (iii) improved gross profit margins on service and parts revenues, offset in part by a decrease in gross profit margins on finance and insurance revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $44.0 million, or 25.7%, from $171.0 million to $215.0 million. Such expenses as a percentage of revenue increased from 10.6% to 11.0%. The increase in selling, general and administrative expense is due principally to (i) acquisitions made subsequent to January 1, 1998 and
(ii) a 13.7% increase at stores owned prior to January 1, 1998. The increase in selling, general and administrative expenses at stores owned prior to January 1, 1998 is due in large part to increased selling expenses, including increased variable compensation, as a result of the increase in gross profit compared with the prior year.

Other Interest Expense. Other interest expense increased by $1.3 million, from $15.0 million to $16.3 million. The increase is due primarily to higher outstanding indebtedness under the Company's credit facility during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

Income Tax Provision. The 1999 income tax provision increased by $3.0 million from $7.3 million to $10.3 million. The increase is due to an increase in pre-tax income in 1999 compared with 1998, coupled with an increase in the Company's estimated annual effective income tax rate. The increase in the Company's estimated annual effective income tax rate is due primarily to non-deductible goodwill incurred in connection with certain acquisitions and increased effective state tax rates.

Extraordinary Item. The 1998 extraordinary item of $1.2 million, net of taxes of $0.9 million, represents a loss resulting from the write-off of unamortized deferred financing costs relating to the Company's previous credit facility.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues. Revenues increased by $147.2 million, or 16.4%, from $896.4 million to $1.0 billion. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to March 31, 1998 and (ii) an aggregate 8.1% increase in retail revenues at dealerships owned prior to March 31, 1998, partially offset by a decrease in revenues due to dealerships which were divested during 1998. The overall increase in retail revenues at dealerships owned prior to March 31, 1998 reflects 7.4%, 21.4% and 8.8% increases in retail vehicle sales, finance and insurance and service and parts revenues, respectively.

Sales of new and used vehicles increased by $120.5 million, or 15.5%, from $779.6 million to $900.2 million. The increase is due primarily to (i) acquisitions made subsequent to March 31, 1998 and (ii) the net increase at dealerships owned prior to March 31, 1998, offset by a decrease due to dealerships which were divested during 1998. The increase at dealerships owned prior to March 31, 1998 is due to an increase in the comparative average selling price per vehicle and a 4.0% increase in retail unit sales. Aggregate retail unit sales of new and used vehicles increased by 14.1% and 7.0%, respectively, due principally to acquisitions and the net increase at dealerships owned prior to March 31, 1998, offset by the decrease due to dealerships which were divested during 1998. The Company sold 24,018 new vehicles (64.0% of total vehicle sales) and 13,517 used vehicles (36.0% of total vehicle sales) during the three months ended June 30, 1999, compared with 21,045 new vehicles (62.5% of total vehicle sales) and 12,636 used vehicles (37.5% of total vehicle sales) during the three months ended June 30, 1998.

Finance and insurance revenues increased by $9.7 million, or 28.9%, from $33.6 million to $43.3 million. The increase is due primarily to (i) acquisitions made subsequent to March 31, 1998, (ii) the net increase at dealerships owned prior to March 31, 1998 and (iii) an increase in revenues at UAC, offset by a decrease due to dealerships which were divested during 1998.

Service and parts revenues increased by $16.9 million, or 20.4%, from $83.2 million to $100.1 million. The increase is due primarily to (i) acquisitions made subsequent to March 31, 1998 and (ii) the net increase at dealerships owned prior to March 31, 1998, offset by a decrease due to dealerships which were divested during 1998.

Gross Profit. Gross profit increased by $22.0 million, or 19.6%, from $112.6 million to $134.6 million. The increase in gross profit is due to (i) acquisitions made subsequent to March 31, 1998 and (ii) an aggregate 10.0% increase in retail gross profit at stores owned prior to March 31, 1998, offset by a decrease due to dealerships which were divested during 1998. Gross profit as a percentage of revenues increased from 12.6% to 12.9%. The increase in gross profit as a percentage of revenues is primarily attributable to (i) the increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues, (ii) improved gross profit margins on retail vehicle sales revenues and (iii) improved gross profit margins on service and parts revenues, offset in part by a decrease in gross profit margins on finance and insurance revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $19.0 million, or 20.6%, from $92.5 million to $111.5 million. Such expenses as a percentage of revenue increased from 10.3% to 10.7%. The increase in selling, general and administrative expense is due principally to (i) acquisitions made subsequent to March 31, 1998 and (ii) a 13.5% increase at stores owned prior to March 31, 1998. The increase in selling, general and administrative expenses at stores owned prior to March 31, 1998 is due in large part to increased selling expenses, including increased variable compensation, as a result of the increase in gross profit compared with the prior year.

Income Tax Provision. The 1999 income tax provision increased by $1.4 million from $5.6 million to $7.1 million. The increase is due to an increase in pre-tax income in 1999 compared with 1998, coupled with an increase in the Company's estimated annual effective income tax rate. The increase in the Company's estimated annual effective income tax rate is due primarily to non-deductible goodwill incurred in connection with certain acquisitions and increased effective state tax rates.

Extraordinary Item. The 1998 extraordinary item of $1.2 million, net of taxes of $0.9 million, represents a loss resulting from the write-off of unamortized deferred financing costs relating to the Company's previous credit facility.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the expansion or improvement of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments and cash flow from operations. At June 30, 1999, the Company had working capital of $69.9 million.

On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. ("IMCG II"), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the "Purchaser"), entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock"), (ii) an aggregate of 396.876 shares of the Company's Series B Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), and (iii) warrants (the "Warrants") to purchase (a) 3,898,665 shares of the Company's voting Common Stock, par value $0.0001 per share (the "Common Stock"), and (b) 1,101,335 shares of the Company's non-voting Common Stock, par value $0.0001 per share (the "Non-Voting Common Stock") for $83,000. The shares of Series A Preferred Stock and Series B

Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II's dividends will be paid in shares of Series B Preferred Stock. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004.

The transaction was consummated in two steps: first, the acquisition of approximately $33,550 of Series A Preferred Stock and, second, the acquisition of approximately $49,450 of Series A Preferred Stock, Series B Preferred Stock and Warrants. The first step of the transaction closed on May 3, 1999. The Series A Preferred Stock issued on May 31, 1999 was subject to mandatory redemption by the Company at the Purchaser's option prior to the second closing. On August 3, 1999, the transaction was approved by the Company's stockholders, after which the second step of the transaction closed. Proceeds from the issuance of the securities pursuant to the Securities Purchase Agreement were used to prepay the remaining $44.4 million of term loans and $18.4 million of revolving loan commitments outstanding under the Company's credit agreement, pay approximately $6.8 million of fees incurred in connection with the execution of the Securities Purchase Agreement and fund certain acquisition related costs. The balance of the proceeds were deposited in interest bearing accounts.

Net cash provided by operations during the six months ended June 30, 1999 totaled $17.3 million. Net cash used in investing activities during the six months ended June 30, 1999, relating primarily to dealership acquisitions and capital expenditures, totaled $18.4 million. Net cash provided by financing activities during the six months ended June 30, 1999, relating to the net proceeds from the placement of preferred stock, offset in part by the retirement of long-term debt, totaled $1.7 million. In addition, the Company has received $4.5 million in aggregate distributions during 1999 from UAF.

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

At June 30, 1999, the Company had approximately $43.7 million of cash available to fund operations, capital projects and future acquisitions. In addition, the Company is party to a $75.0 million Credit Agreement, dated February 27, 1998 (as amended) (the "Credit Agreement"), with a group of banks, which is to be used principally for acquisitions and working capital. As of August 12, 1999, after the prepayment of the term loans and revolving loans with proceeds from the transactions outlined in the Securities Purchase Agreement, approximately $23.0 million was available for borrowing under the Credit Agreement.

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

On August 3, 1999, the Company signed agreements for a $1.0 billion financing arrangement with Chrysler Financial Company, L.L.C. ("Chrysler"), a wholly owned subsidiary of DaimlerChrysler. The arrangement provides for a $250.0 million revolving credit facility to be used for acquisitions and working capital, as well as a $750.0 million floorplan facility to be used for new and used vehicle inventory financing. Closing of the financing arrangement with Chrysler facility is subject to due diligence and other normal closing conditions.

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

The Company's auto dealerships rely heavily upon two mission critical systems:
Dealer Management Systems ("DMS") and Dealer Communication Systems ("DCS"). The DMS is a leased computer system that supports critical day-to-day operations of the dealership, including vehicle sales, inventory, service and parts operations and accounting functions. The DCS is a communication system through which the dealerships exchange information with the manufacturer for processes such as ordering vehicles and parts, submitting warranty claims, reporting financial information and receiving technical information for vehicle service activities. The Company has received assurances from each of the providers of these systems that year 2000 compliant versions of the systems have been developed and are available to the Company as part of the recurring maintenance of such systems. The installation of year 2000 compliant DMS and DCS systems has been completed. In order to test the ability of the Company's recently upgraded mission critical systems to process date related information correctly, the Company has established a redundant computer platform which is being used to evaluate the reliability of such systems. Testing is ongoing, with the majority of such testing expected to be completed by August 31, 1999. Although the testing of mission critical systems is ongoing, the Company has received assurances that the vendors supplying such systems have made all corrections necessary to the systems to ensure date related information is processed correctly. The cost of the upgraded mission critical systems is included in the recurring fees paid by the Company to the system providers. As a result, the implementation of such systems has not resulted in incremental cost to the Company.

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

On April 12, 1999, the Company entered into the Securities Purchase Agreement, pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock"), (ii) an aggregate of 396.876 shares of the Company's Series B Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), and (iii) warrants (the "Warrants") to purchase (a) 3,898,665 shares of the Company's voting Common Stock, par value $0.0001 per share (the "Common Stock"), and (b) 1,101,335 shares of the Company's non-voting Common Stock, par value $0.0001 per share (the "Non-Voting Common Stock") for $83,000. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years except that IMCG II's dividends will be paid in shares of Series B Preferred Stock. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004.

The transaction was consummated in two steps: first, the acquisition of approximately $33,550 of Series A Preferred Stock and, second, the acquisition of approximately $49,450 of Series A Preferred Stock, Series B Preferred Stock and Warrants. The first step of the transaction closed on May 3, 1999. On August 3, 1999, the transaction was approved by the Company's stockholders, after which the second step of the transaction closed.

In addition, the Company issued 104,638 shares of common stock to the sellers of certain acquired dealerships in partial consideration for the acquisition of their dealership. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving any public offering.

ITEM 5  -  OTHER

On August 13, 1999, the Company filed a report on Form 8-K, reporting under items 1 and 7, regarding the closing, on August 3, 1999, of the second step of a two step transaction pursuant to which International Motor Cars Group I, L.L.C ("IMCG I") and International Motor Cars Group II, L.L.C. ("IMCG II"), each a Delaware limited liability company controlled by Penske Capital Partners, L.L.C. ("PCP" and collectively with IMCG I and IMCG II, the "Purchaser"), acquired a substantial equity interest in the Company and designees of the Purchaser were elected to additional seats on the Board of Directors of the Company as a result of which designees of the Purchaser hold five of the nine seats on the Board of Directors.

ITEM 6  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

  27.1   Financial Data Schedule.

(b)  Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the three months ended June 30, 1999:

     1. April 15, 1999, reporting under Items 5 and 7 (announcement of the sale of approximately $83.0 million of preferred stock and warrants pursuant to the Securities Purchase Agreement).

     2. May 10, 1999, reporting under Items 5 and 7 (announcement of the closing of the first tranche of the Securities Purchase Agreement, resulting in the issuance of 3,728 shares of Series A Preferred Stock for net proceeds of approximately $30.7 million).

     3. May 25, 1999, reporting under Items 4 and 7 (announcement of a change in the Registrant's certifying accountant).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED AUTO GROUP, INC.

                                       By:   /s/ Samuel X. DiFeo
                                             ----------------------------------
                                             Samuel X. DiFeo
                                             President and
                                             Chief Operating Officer
Date: August 16, 1999

                                       By:   /s/ James R. Davidson
                                             ----------------------------------
                                             James R. Davidson
                                             Executive Vice President - Finance
                                             (Chief Accounting Officer)
Date: August 16, 1999