Form 10-Q
period 1999-09-30
UNITED AUTO GROUP INC
filed 1999-11-15
CIK 1019849

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

        Registrant's telephone number, including area code (212) 223-3300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---     ---

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF NOVEMBER 11, 1999:

VOTING COMMON STOCK, $0.0001 PAR VALUE                               21,394,257

NON-VOTING COMMON STOCK, $0.0001 PAR VALUE                              605,454

                                TABLE OF CONTENTS

                                     PART I

                                                                                     PAGE

1. Financial Statements and Supplementary Data

     Consolidated Condensed Balance Sheets as of September 30, 1999 and
        December 31, 1998                                                             1

     Consolidated Condensed Statements of Operations for the three and nine
        months ended September 30, 1999 and 1998                                      2

     Consolidated Condensed Statements of Cash Flows for the nine months
        ended September 30, 1999 and 1998                                             3

     Notes to Consolidated Condensed Financial Statements                             4

2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations
                                                                                      8


                                     PART II

1. Legal Proceedings                                                                  15

2. Changes in Securities                                                              16

4. Submission of Matters to a Vote of Security Holders                                16

6. Exhibits and Reports on Form 8-K                                                   17

   Signatures                                                                         18

                             UNITED AUTO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1999          1998
                                                    -------------  ------------
                                                     (UNAUDITED)
ASSETS
   Cash and cash equivalents                              $44,127       $38,538
   Accounts receivable, net                               138,110       125,460
   Inventories                                            420,759       410,295
   Other current assets                                    15,070        16,420
                                                    -------------  ------------
      Total current assets                                618,066       590,713

   Property and equipment, net                             58,340        51,483
   Intangible assets, net                                 497,885       482,049
   Net assets of discontinued operations                   15,573        23,323
   Other assets                                            28,245        36,626
                                                    -------------  ------------

     TOTAL ASSETS                                      $1,218,109    $1,184,194
                                                    =============  =============



LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Floor plan notes payable                              $398,633      $397,234
   Accounts payable                                        45,835        38,435
   Accrued expenses                                        56,733        45,104
   Current portion of long-term debt                       23,906        24,756
                                                    -------------  ------------
     Total current liabilities                            525,107       505,529

   Long-term debt                                         214,340       288,265
   Other long-term liabilities                             52,367        48,750
                                                    -------------  ------------

     TOTAL LIABILITIES                                    791,814       842,544

   Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
   Preferred Stock                                              -             -
   Voting Common Stock                                          2             2
   Non-voting Common Stock                                      -             -
   Additional paid-in-capital                             415,631       352,591
   Retained earnings (accumulated deficit)                 10,662       (10,943)
                                                    -------------  ------------

     Total stockholders' equity                           426,295       341,650
                                                    -------------  ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $1,218,109    $1,184,194
                                                    =============  =============




            See Notes to Consolidated Condensed Financial Statements
                                       1

                             UNITED AUTO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              September 30,                September 30,
                                                                      ----------------------------  ----------------------------
                                                                          1999           1998           1999           1998
                                                                      -------------  -------------  -------------  -------------
Vehicle sales                                                             $935,270       $766,885     $2,610,785     $2,163,492
Finance and insurance                                                       45,679         37,333        125,678         95,341
Service and parts                                                          104,417         92,788        297,233        246,301
                                                                      -------------  -------------  -------------  -------------
Total revenues                                                           1,085,366        897,006      3,033,696      2,505,134
   Cost of sales, including floor plan interest                            945,881        774,948      2,641,345      2,181,290
                                                                      -------------  -------------  -------------  -------------
Gross profit                                                               139,485        122,058        392,351        323,844
   Selling, general and administrative expenses                            117,323        101,676        332,359        272,683
                                                                      -------------  -------------  -------------  -------------
Operating income                                                            22,162         20,382         59,992         51,161
   Other interest expense                                                   (7,255)        (8,407)       (23,510)       (23,381)
   Other income (expense), net                                                 874          1,779          2,270          3,627
                                                                      -------------  -------------  -------------  -------------
Income from continuing operations before
   minority interests, income tax provision and
   extraordinary item                                                       15,781         13,754         38,752         31,407
   Minority interests                                                         (181)           (42)          (542)          (126)
   Income tax provision                                                     (6,631)        (5,652)       (16,923)       (12,903)
                                                                      -------------  -------------  -------------  -------------
Income from continuing operations                                            8,969          8,060         21,287         18,378
   Income from discontinued operations, net of tax                              28            167             28            341
                                                                      -------------  -------------  -------------  -------------
Income before extraordinary item                                             8,997          8,227         21,315         18,719
   Extraordinary item (net of income tax benefit)                              320                  --       320         (1,235)
                                                                      -------------  -------------  -------------  -------------
Net income                                                                  $9,317         $8,227        $21,635        $17,484
                                                                      =============  =============  =============  =============


Basic income from continuing operations per common share                     $0.41          $0.39          $0.97          $0.91
                                                                      =============  =============  =============  =============
Basic net income per common share                                            $0.42          $0.40          $0.99          $0.86
                                                                      =============  =============  =============  =============

Income from continuing operations per diluted common share                   $0.31          $0.39          $0.84          $0.90
                                                                      =============  =============  =============  =============
Net income per diluted common share                                          $0.32          $0.40          $0.86          $0.86
                                                                      =============  =============  =============  =============

Shares used in computing basic per share data                               22,000         20,693         21,934         20,255
                                                                      =============  =============  =============  =============
Shares used in computing diluted per share data                             29,048         20,726         25,207         20,349
                                                                      =============  =============  =============  =============



            See Notes to Consolidated Condensed Financial Statements
                                       2

                             UNITED AUTO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
                                                                                1999             1998
                                                                            -----------       -----------
Operating activities:
Net income                                                                    $21,635            $17,484
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                              14,180             12,139
    Income from discontinued operations                                           (28)              (341)
    Non-cash compensation expense                                               2,250                  -
    Minority interests                                                            542                126
Changes in operating assets and liabilities:
    Accounts receivable                                                        (7,852)            (3,982)
    Inventories                                                                13,594             84,298
    Floor plan notes payable                                                  (20,457)           (78,468)
    Accounts payable and accrued expenses                                      14,538              2,862
    Other                                                                        (110)              (935)
                                                                            -----------       -----------
      Net cash provided by operating activities                                38,292             33,183
                                                                            -----------       -----------

INVESTING ACTIVITIES:
    Purchase of equipment and improvements                                    (10,632)            (8,008)
    Dealership acquisitions                                                   (22,008)          (125,427)
                                                                            -----------       -----------
      Net cash used in investing activities                                   (32,640)          (133,435)
                                                                            -----------       -----------
FINANCING ACTIVITIES:
    Payments of long-term debt and capital leases                             (84,813)           (19,276)
    Proceeds from issuance of preferred stock and warrants                     77,000                  -
    Proceeds from issuance of common stock                                          -              2,017
    Proceeds from borrowings of long-term debt                                      -             68,400
    Payment of deferred financing costs                                             -             (1,842)
                                                                            -----------       -----------
      Net cash provided by (used in) financing activities                      (7,813)            49,299
                                                                            -----------       -----------
      Net cash provided by (invested in) discontinued operations                7,750            (18,150)
                                                                            -----------       -----------
Net increase (decrease) in cash and cash equivalents                            5,589            (69,103)
Cash and cash equivalents, beginning of period                                 38,538             94,435
                                                                            -----------       -----------
Cash and cash equivalents, end of period                                      $44,127            $25,332
                                                                            ===========       ===========


            See Notes to Consolidated Condensed Financial Statements
                                       3

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The information presented as of September 30, 1999 and 1998 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company's prior year condensed financial statements to conform to the current year presentation.

2.   EXTRAORDINARY ITEM

In September 1999, the Company repurchased $12.0 million of its 11% Senior Subordinated Notes due 2007 (the "Notes"). As a result, the Company recorded a gain of $0.3 million ($0.01 per share), net of $0.3 million of tax. The Company repurchased an additional $37.0 million of the Notes during October 1999, resulting in an additional $0.9 million gain, net of $0.7 million of tax.

3.   INVENTORIES

Inventories consisted of the following:

                                         SEPTEMBER 30,       DECEMBER 31,
                                             1999                1998
                                        --------------      -------------
   New vehicles                               $284,945           $284,343
   Used vehicles                               107,959             99,411
   Parts, accessories and other                 27,855             26,541
                                        --------------      -------------
       Total Inventories                      $420,759           $410,295
                                        ==============      =============

4.   MANAGED DEALERSHIPS

The Company has entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships is pending final manufacturer approval. Pursuant to such management agreements, the Company is paid a monthly fee for managing all aspects of the dealerships' operations. Management fee income amounting to $874 and $2,270 for the three and nine month periods ended September 30, 1999, respectively, and $1,779 and $3,627 for the three and nine month periods ended September 30, 1998, respectively, has been included in other income (expense), net in the accompanying consolidated condensed statements of operations.

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


5.   DISCONTINUED OPERATIONS

In December 1998, the Company discontinued the auto finance business of its wholly-owned subsidiary United Auto Finance, Inc. ("UAF"). As a result, UAF no longer engages in the purchase or sale of automotive loans; however, it continued to service its securitized portfolios in accordance with contractual commitments. Consequently, UAF has been reported as a discontinued operation in the accompanying consolidated condensed statements of operations. In addition, the remaining assets and liabilities of UAF have been presented as a non-current asset on the consolidated condensed balance sheets. The Company has restated its prior financial statements to present the results of UAF as a discontinued operation for all periods presented.

On July 30, 1999, the Company entered into an agreement with Premier Auto Finance, Inc. ("Premier"), pursuant to which Premier will assume certain servicing obligations with respect to UAF's securitized portfolios effective October 1, 1999.

Summarized financial information of discontinued operations follows:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                               --------------------------      ------------------------
                                                  1999          1998              1999          1998
                                               ----------     ----------       ---------     ----------
Revenues                                            $690         $2,915          $3,025         $8,091
Income from operations, net of taxes
  of $16 for the three and nine months
  ended September 30, 1999, $94 for the
  three months ended September 30, 1998
  and $189 for the nine months ended
  September 30, 1998.                                 28            167              28            341
Net income                                            28            167              28            341
Net income per diluted common share                   --           0.01              --           0.01


                                                    AS OF           AS OF
                                                SEPTEMBER 30,    DECEMBER 31,
                                                    1999            1998
                                                -------------    ------------
Cash and cash equivalents                           $2,941          $3,615
Restricted cash                                        759           1,009
Finance assets, net                                 14,321          26,947
Other assets                                         1,232             967
Short-term debt, accrued liabilities
   and other liabilities                             3,680           9,215

6.   BUSINESS COMBINATIONS

The Company completed the acquisition of a number of dealerships and dealership groups during 1998. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company's financial statements include the results of operations of such dealerships and dealership groups only from the respective dates of acquisition. The following unaudited pro forma summary presents the consolidated results of continuing operations of the Company for the nine months ended September 30, 1998 after reflecting the pro forma adjustments that would be necessary to present those results as if the acquisitions had been consummated as of January 1, 1998. The pro forma results do not reflect the impact of insignificant acquisitions which have been completed during 1999.

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


6.   BUSINESS COMBINATIONS (CONTINUED)

                                                                                             NINE MONTHS ENDED
                                                                                             SEPTEMBER 30, 1998
                                                                                             ------------------
Revenues                                                                                             $2,635,213
Income from continuing operations before minority interests and income tax provision                     35,634
Income from continuing operations                                                                        20,898
Income from continuing operations per diluted common share                                                 0.94

The foregoing pro forma results are not necessarily indicative of results of operations that would have been reported had the acquisitions been completed as of January 1, 1998.

7.   EARNINGS PER SHARE

A reconciliation of the number of shares used for the calculation of basic and dilutive earnings per share for the three and nine month periods ended September 30, 1999 and 1998 is as follows:

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         1999             1998            1999            1998
                                                     --------------   -------------   -------------   -------------
  Weighted average number of common shares
    outstanding                                         22,000,000      20,693,000      21,934,000      20,255,000
  Effect of stock options                                  240,000          33,000          74,000          94,000
  Effect of convertible preferred stock                  6,808,000              --       3,199,000              --
                                                     --------------   -------------   -------------   -------------
  Weighted average number of common shares
    outstanding, including effect of dilutive           29,048,000      20,726,000      25,207,000      20,349,000
    securities
                                                     ==============   =============   =============   =============

8.   SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1999                 1998
                                                              -----------          ----------
SUPPLEMENTAL INFORMATION:
Cash paid for interest                                           $29,952              $24,588
Cash paid for income taxes                                         5,623                2,280

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Dealership acquisition costs paid by issuance of stock                --               39,632
Dealership acquisition costs financed by long-term debt            1,500               11,200

                             UNITED AUTO GROUP, INC.

                (Dollars in Thousands, Except Per Share Amounts)
                                   (UNAUDITED)


9.   PREFERRED STOCK

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

The transaction was consummated in two steps: first, the acquisition of approximately $33,550 of Series A Preferred Stock and, second, the acquisition of approximately $49,450 of Series A Preferred Stock, Series B Preferred Stock and Warrants. The first step of the transaction closed on May 3, 1999. The Series A Preferred Stock issued on May 3, 1999 was subject to mandatory redemption by the Company at the Purchaser's option under certain circumstances prior to the second closing. On August 3, 1999, the transaction was approved by the Company's stockholders, after which the second step of the transaction closed. Proceeds from the issuance of the securities pursuant to the Securities Purchase Agreement were used to prepay the remaining $44,400 of term loans and $18,400 of revolving loan commitments outstanding under the Company's credit agreement, to pay approximately $6,800 of fees incurred in connection with the execution of the Securities Purchase Agreement and fund certain acquisition related costs.

10.  SUBSEQUENT EVENT

On October 8, 1999, the Company entered into a new Credit Agreement, dated as of August 3, 1999, as amended (the "Credit Agreement"), which provides for up to $250.0 million in revolving loans to be used for acquisitions, working capital, letters of credit and general corporate purposes. Borrowings under the Credit Agreement generally bear interest at LIBOR plus 2.00%. The Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified financial ratios and tests, including debt to equity, debt to EBITDA, and minimum net worth requirements. The Credit Agreement also contains typical events of default including change of control and non-payment of obligations.

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

The Company made a number of dealership acquisitions in 1999 and 1998. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company's financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

RESULTS OF OPERATIONS

The following discussion and analysis relates to the Company's consolidated historical results of operations for the nine and three month periods ended September 30, 1999 and 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. Revenues increased by $528.6 million, or 21.1%, from $2.5 billion to $3.0 billion. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to January 1, 1998 and (ii) an aggregate 13.0% increase in retail revenues at dealerships owned prior to January 1, 1998, partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 1998 reflects 12.9%, 26.1% and 9.6% increases in retail vehicle sales, finance and insurance and service and parts revenues, respectively.

Sales of new and used vehicles increased by $447.3 million, or 20.7%, from $2.2 billion to $2.6 billion. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1998 and (ii) the net increase at dealerships owned prior to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1998 is due primarily to a 9.6% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of new and used vehicles increased by 21.1% and 11.8%, respectively, due principally to acquisitions and the net increase at dealerships owned prior to January 1, 1998, offset by the decrease due to divested dealerships. The Company retailed 70,318 new vehicles (63.6% of total vehicle sales) and 40,192 used vehicles (36.4% of total vehicle sales) during the nine months ended September 30, 1999, compared with 58,069 new vehicles (61.8% of total vehicle sales) and 35,934 used vehicles (38.2% of total vehicle sales) during the nine months ended September 30, 1998.

Finance and insurance revenues increased by $30.3 million, or 31.8%, from $95.3 million to $125.7 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1998, (ii) the net increase at dealerships owned prior to January 1, 1998 and (iii) a 29.0% increase in revenues at UAC, offset by a decrease resulting from the divestiture of certain dealerships.

Service and parts revenues increased by $50.9 million, or 20.7%, from $246.3 million to $297.2 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1998 and (ii) the net increase at dealerships owned prior to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships.

Gross Profit. Gross profit increased by $68.5 million, or 21.2%, from $323.8 million to $392.4 million. The increase in gross profit is due to (i) acquisitions made subsequent to January 1, 1998 and (ii) an aggregate 13.4% increase in retail gross profit at stores owned prior to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships. The gross profit percentage of 12.9% for the nine months ended September 30, 1999 was consistent with the same period in the prior year. While the comparative gross profit remained constant, factors influencing the comparative gross profit percentage include: (i) an increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues during 1999 and
(ii) improved gross profit margins on service and parts revenues, offset by (i) a decrease in gross profit margins on retail vehicle sales revenues and (ii) a decrease in gross profit margins on finance and insurance revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $59.7 million, or 21.9%, from $272.7 million to $332.4 million. Such expenses as a percentage of revenue increased from 10.9% to 11.0%, and as a percentage of gross profit increased from 84.2% to 84.7%. The increase in selling, general and administrative expense is due principally to (i) acquisitions made subsequent to January 1, 1998, (ii) a 13.8% increase at stores owned prior to January 1, 1998 and (iii) $2.5 million of compensation expense arising from contractual commitments associated with the issuance by the Company of equity securities in the second and third quarters of 1999, offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expenses at stores owned prior to January 1, 1998 is due in large part to increased selling expenses, including increased variable compensation, as a result of the increase in gross profit compared with the prior year.

Other Income (Expense), Net. Other income decreased by $1.4 million, or 37.4%, from $3.6 million to $2.3 million. The decrease is due primarily to the completion of the acquisition of certain of the dealerships being operated pursuant to management agreements.

Income Tax Provision. The 1999 income tax provision increased by $4.0 million from $12.9 million to $16.9 million. The increase is due to an increase in pre-tax income in 1999 compared with 1998, coupled with an increase in the Company's estimated annual effective income tax rate. The increase in the Company's estimated annual effective income tax rate is due primarily to non-deductible goodwill incurred in connection with certain acquisitions and increased effective state tax rates.

Extraordinary Item. The $0.3 million extraordinary item in 1999 represents the gain on the retirement of $12.0 of the Company's Senior Subordinated Notes (the "Notes"), offset in part by the write-off of a portion of the deferred financing costs related to the Notes. The $1.2 million extraordinary item in 1998 represents a loss resulting from the write-off of unamortized deferred financing costs relating to a previous credit facility.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. Revenues increased by $188.4 million, or 21.0%, from $897.0 million to $1.1 billion. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to June 30, 1998 and (ii) an aggregate 17.9% increase in retail revenues at dealerships owned prior to June 30, 1998, partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to June 30, 1998 reflects 18.8%, 25.4% and 9.0% increases in retail vehicle sales, finance and insurance and service and parts revenues, respectively.

Sales of new and used vehicles increased by $168.4 million, or 22.0%, from $766.9 million to $935.3 million. The increase is due primarily to (i) acquisitions made subsequent to June 30, 1998 and (ii) the net increase at dealerships owned prior to June 30, 1998, offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to June 30, 1998 is due to a 15.2% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of new and used vehicles increased by 23.4% and 9.6%, respectively, due principally to acquisitions and the net increase at dealerships owned prior to June 30, 1998, offset by the decrease resulting from the divestiture of certain dealerships. The Company sold 26,060 new vehicles (64.9% of total vehicle sales) and 14,106 used vehicles (35.1% of total vehicle sales) during the three months ended September 30, 1999, compared with 21,125 new vehicles (62.1% of total vehicle sales) and 12,871 used vehicles (37.9% of total vehicle sales) during the three months ended September 30, 1998.

Finance and insurance revenues increased by $8.3 million, or 22.4%, from $37.3 million to $45.7 million. The increase is due primarily to (i) acquisitions made subsequent to June 30, 1998, (ii) the net increase at dealerships owned prior to June 30, 1998 and (iii) a 12.8% increase in revenues at UAC, offset by a decrease resulting from the divestiture of certain dealerships.

Service and parts revenues increased by $11.6 million, or 12.5%, from $92.8 million to $104.4 million. The increase is due primarily to (i) acquisitions made subsequent to June 30, 1998 and (ii) the net increase at dealerships owned prior to June 30, 1998, offset by a decrease resulting from the divestiture of certain dealerships.

Gross Profit. Gross profit increased by $17.4 million, or 14.3%, from $122.1 million to $139.5 million. The increase in gross profit is due to (i) acquisitions made subsequent to June 30, 1998 and (ii) an aggregate 10.0% increase in retail gross profit at stores owned prior to June 30, 1998, offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues decreased from 13.6% to 12.9%. The decrease in gross profit as a percentage of revenues is primarily attributable to (i) a decrease in higher margin finance and insurance and service and parts revenues as a percentage of total revenues, (ii) a decrease in gross profit margins on retail vehicle sales revenues and (iii) a decrease in gross profit margins on finance and insurance revenues, offset in part by improved gross profit margins on service and parts revenues.


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.6 million, or 15.4%, from $101.7 million to $117.3 million. The increase in selling, general and administrative expense is due principally to (i) acquisitions made subsequent to June 30, 1998,
(ii) a 12.9% increase at stores owned prior to June 30, 1998 and (iii) $2.5 million of compensation expense arising from contractual commitments associated with the issuance by the Company of equity securities in the second and third quarters of 1999, offset in part by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expenses at stores owned prior to June 30, 1998 is due in large part to increased selling expenses, including increased variable compensation, as a result of the increase in gross profit compared with the prior year. Such expenses as a percentage of revenue decreased from 11.3% to 10.8% and increased as a percentage of gross profit from 84.2% to 84.7%.

Other Income (Expense), Net. Other income decreased by $0.9 million, or 50.9%, from $1.8 million to $0.9 million. The decrease is due primarily to the completion of the acquisition of certain of the dealerships being operated pursuant to management agreements.

Income Tax Provision. The 1999 income tax provision increased by $1.0 million from $5.7 million to $6.6 million. The increase is due to an increase in pre-tax income in 1999 compared with 1998, coupled with an increase in the Company's estimated annual effective income tax rate. The increase in the Company's estimated annual effective income tax rate is due primarily to non-deductible goodwill incurred in connection with certain acquisitions and increased effective state tax rates.

Extraordinary Item. The $0.3 million extraordinary item in 1999 represents the gain on the retirement of $12.0 of the Notes, offset in part by the write-off of a portion of the deferred financing costs related to the Notes.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND LIQUIDITY REQUIREMENTS

The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the expansion or improvement of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments and cash flow from operations. At September 30, 1999, the Company had working capital of $93.0 million.

On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. ("IMCG II"), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the "Purchaser"), entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock"), (ii) an aggregate of 396.876 shares of the Company's Series B Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), and (iii) warrants (the "Warrants") to purchase (a) 3,898,665 shares of the Company's voting Common Stock, par value $0.0001 per share (the "Common Stock"), and (b) 1,101,335 shares of the Company's non-voting Common Stock, par value $0.0001 per share (the "Non-Voting Common Stock") for $83.0 million. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II's dividends will be paid in shares of Series B Preferred Stock. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004.

The transaction was consummated in two steps: first, the acquisition of approximately $33.5 million of Series A Preferred Stock and, second, the acquisition of approximately $49.5 million of Series A Preferred Stock, Series B Preferred Stock and Warrants. The first step of the transaction closed on May 3, 1999. The Series A Preferred Stock issued on May 31, 1999 was subject to mandatory redemption by the Company at the Purchaser's option prior to the second closing. On August 3, 1999, the transaction was approved by the Company's stockholders, after which the second step of the transaction closed. Proceeds from the issuance of the securities pursuant to the Securities Purchase Agreement were used to prepay the remaining $44.4 million of term loans and $18.4 million of revolving loan commitments outstanding under the Company's credit agreement, to pay approximately $6.8 million of fees incurred in connection with the execution of the Securities Purchase Agreement and fund certain acquisition related costs. The balance of the proceeds were deposited in interest bearing accounts.

On October 8, 1999, the Company entered into a new Credit Agreement, dated as of August 3, 1999, as amended, with various lending institutions (the "Credit Agreement"), which provides for up to $250.0 million in revolving loans to be used for acquisitions, working capital, letters of credit and general corporate purposes. Borrowings under the Credit Agreement generally bear interest at LIBOR plus 2.00%.

The Company finances substantially all new and used vehicle inventory under revolving floor plan financing arrangements with various lenders. The floor plan lenders pay the manufacturer directly with respect to new vehicles. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Virtually all of the assets of the Company's dealerships are subject to security interests granted to the lenders party to the Credit Agreement and floor plan lending sources.

Net cash provided by operations during the nine months ended September 30, 1999 totaled $38.3 million. Net cash used in investing activities during the nine months ended September 30, 1999, relating primarily to dealership acquisitions and capital expenditures, totaled $32.6 million. Net cash used in financing activities during the nine months ended September 30, 1999, relating to the net proceeds from the placement of preferred stock, offset by the retirement of long-term debt, totaled $7.8 million. In addition, the Company has received distributions amounting to $7.8 million from UAF.

At September 30, 1999, the Company had approximately $44.1 million of cash available to fund operations, capital projects and future acquisitions. In addition, as of November 11, 1999, approximately $185.0 million was available for borrowing under the Credit Agreement.

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

The Company's auto dealerships rely heavily upon two mission critical systems:
Dealer Management Systems ("DMS") and Dealer Communication Systems ("DCS"). The DMS is a leased computer system that supports critical day-to-day operations of the dealership, including vehicle sales, inventory, service and parts operations and accounting functions. The DCS is a communication system through which the dealerships exchange information with the manufacturer for processes such as ordering vehicles and parts, submitting warranty claims, reporting financial information and receiving technical information for vehicle service activities. The Company has received assurances from each of the providers of these systems that year 2000 compliant versions of the systems have been developed and are available to the Company as part of the recurring maintenance of such systems. The installation of such year 2000 compliant DMS and DCS systems has been completed. In order to test the ability of the Company's recently upgraded mission critical systems to process date related information correctly, the Company established a redundant computer platform which was used to evaluate the reliability of such systems. The Company has completed the testing of these systems and found them capable of processing date related information correctly. The cost of the upgraded mission critical systems is included in the recurring fees paid by the Company to the system providers. As a result, the implementation of such systems has not resulted in incremental cost to the Company.

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

In addition to the mission critical systems and critical services noted above, the dealerships utilize a variety of non-critical devices and systems containing embedded systems which may fail to process data accurately, before, during or after the year 2000. Such non-critical devices and systems include personal computers, software applications, service lifts and certain other equipment used by service technicians, phone systems and alarms. The Company has developed a summary list of potential year 2000 issues for its dealerships based on an industry guide designed to help dealerships address year 2000 issues, as well as on information obtained through in-depth reviews of the potential impact of year 2000 issues at certain Company dealerships. Each of the Company's dealerships has completed a thorough review designed to identify such non-mission critical systems and devices. To date, the majority of the non-mission critical systems and devices have been corrected or replaced. The balance of the non-mission critical systems and devices are expected to be corrected or replaced by the end of the year. The cost of addressing the non-mission critical systems and devices is not expected to be in excess of $2.0 million, which is being paid out of the cash flow from operations of the individual dealerships.

Despite the Company's efforts and testing, there is a risk that all possible problems associated with the year 2000 issue may not be corrected. Further, despite assurances that the Company has received or will receive, there can be no guarantee that the systems and services provided by vendors, or that the systems of other companies with which the Company does business, will be year 2000 compliant. Any such non-compliance could result in the reduction or shutdown of the retail sale of automobiles and ancillary products, which could have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included herein or incorporated herein by reference regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include the following: (i) the Company is subject to the influence of various manufacturers whose franchises it holds; (ii) the Company is leveraged and subject to restrictions imposed by the terms of its indebtedness; (iii) the Company's growth depends in large part on the Company's ability to manage expansion, control costs in its operations and consummate and consolidate dealership acquisitions; (iv) many of the Company's franchise agreements impose restrictions on the transferability of the Common Stock; (v) the Company will require substantial additional capital to acquire automobile dealerships and purchase inventory; (vi) unit sales of motor vehicles historically have been cyclical; (vii) the automotive retailing industry is highly competitive; (viii) the automotive retailing industry is a mature industry; (ix) the Company's success depends to a significant extent on key members of its management; (x) the Company's business is seasonal, (xi) the failure of the Company's DMS, DCS or other systems, or the failure of the systems and services provided by vendors to the Company or other companies with which the Company does business, to be year 2000 compliant; and (xii) the other important risk factors identified in the reports and other documents filed by the Company with the Securities and Exchange Commission. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein

                                     PART II

ITEM 1  -  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2  -  CHANGES IN SECURITIES

On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. ("IMCG II"), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the "Purchaser"), entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock"), (ii) an aggregate of 396.876 shares of the Company's Series B Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), and (iii) warrants (the "Warrants") to purchase (a) 3,898,665 shares of the Company's voting Common Stock, par value $0.0001 per share (the "Common Stock"), and (b) 1,101,335 shares of the Company's non-voting Common Stock, par value $0.0001 per share (the "Non-Voting Common Stock") for $83.0 million. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II's dividends will be paid in shares of Series B Preferred Stock. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004.

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

a) The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on August 3, 1999.

b) Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the proxy statement. Each of the five nominees listed in the proxy statement were elected.

c)   The following matters were voted upon at the Annual Meeting:

     1) The election of one Class I, one Class II and three Class III directors. The results of the vote follow:

                Nominee             Class           For           Withheld
                -------             -----           ---           --------
          Eustace W. Mita          Class I        23,712,972        175,129
          Donald J. Hofmann       Class II        23,712,972        175,129
          Roger S. Penske         Class III       23,712,972        175,129
          James A. Hislop         Class III       23,712,972        175,129
          Richard J. Peters       Class III       23,712,972        175,129

     2) Approval of the issuance and sale of (i) an aggregate 4,175.25496 shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock"), (ii) an aggregate of 396.876 shares of the Company's Series B Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), (iii) a warrant (the "Common Stock Warrant") to purchase 3,898,665 shares of the Company's voting Common Stock, par value $0.0001 per share (the "Common Stock"), and (iv) a warrant (the "Non-Voting Common Stock Warrant") to purchase 1,101,335 shares of the Company's non-voting Common Stock, par value $0.0001 per share (the "Non-Voting Common Stock") in connection with the investment of approximately $49.5 million in the Company by two entities formed and controlled by Penske Capital Partners, IMCG I and IMCG II, and to adopt the Securities Purchase Agreement, dated April 12, 1999, under which, among other things, the Second Investment is being made. Approval of the Second Investment and adoption of the Securities Purchase Agreement was deemed to constitute approval of the transactions contemplated by the Purchase Agreement. The results of the vote follow:

              For                  Against              Abstain
              ---                  -------              -------
          20,164,892               162,315               4,830

     3) Approval of the amendment to the Company's Third Restated Certificate of Incorporation to, among other things, (i) increase the number of authorized shares on Non-voting Common Stock from 1,125,000 to 7,125,000, (ii) provide the holders of Non-Voting Common Stock with the right to vote as a separate class in respect of certain extraordinary corporate events and (iii) provide holders of Non-Voting Common Stock the right to convert their shares into Common Stock if such a holder reasonably believes that such converted shares will be transferred within 15 days as a result of certain prescribed transactions. The results of the vote follow:

              For                  Against              Abstain
              ---                  -------              -------
          19,969,438               355,269               7,680

ITEM 6  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

  27.1     Financial Data Schedule.

(b) Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the three months ended September 30, 1999:

     1. August 13, 1999, reporting under Items 1 and 7 (announcement of the closing of the second tranche of the Securities Purchase Agreement).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED AUTO GROUP, INC.

                                         By:  /s/ Samuel X. DiFeo
                                            ------------------------------------
                                            Samuel X. DiFeo
                                            President and
                                            Chief Operating Officer
Date: November 12, 1999

                                         By:  /s/ James R. Davidson
                                            ------------------------------------
                                            James R. Davidson
                                            Executive Vice President - Finance
                                            (Chief Accounting Officer)
Date: November 12, 1999