Form 10-K
period 1999-12-31
UNITED AUTO GROUP INC
filed 2000-03-29
CIK 1019849

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number 1-12297

UNITED AUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of
incorporation or organization)

375 Park Avenue

New York, New York
(Address of principal executive offices)
22-3086739
(IRS Employer
Identification Number)

10152

(Zip Code)

Registrant’s telephone number, including area code: (212) 223-3300

Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of each class	on which registered

Voting Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes [   ]  No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the voting common stock held by non-affiliates as of March 22, 2000 was $120,978,314.

      As of March 22, 2000, there were 20,685,859 shares of voting common stock outstanding.

      Portions of the registrant’s proxy statement to be filed in connection with the annual meeting of shareholders, presently scheduled to be held on May 9, 2000, are incorporated by reference in Part III of this Form 10-K.

i

PART I

ITEM 1.  BUSINESS

Overview

      United Auto Group, Inc. (“UAG” or the “Company”) is a leading acquirer, consolidator and operator of franchised automobile and light truck dealerships and related businesses. At the end of 1999, the Company operated franchises located in 16 states and Puerto Rico. In addition, the Company made an investment in two retail automotive dealerships in Brazil in November 1999. As an integral part of its dealership operations, UAG also sells used vehicles. All of UAG’s franchised dealerships include integrated service and parts operations, which are an important source of recurring revenues. In addition, UAG dealerships market a complete line of aftermarket automotive products and services through its wholly owned subsidiaries United Auto Care, Inc. (“UAC”) and United Auto Care Products, Inc. (“UAC Products”).

      UAG was incorporated in the State of Delaware in December 1990 and commenced dealership operations in October 1992. Unless the context otherwise requires, references herein to “Common Stock” are to the Company’s Voting Common Stock, par value $0.0001 per share.

      The Company was formed to capitalize on consolidation opportunities within the highly fragmented automotive retailing industry by acquiring, consolidating and operating large automobile retailers and related businesses. As capital requirements to operate dealerships continue to increase and many owners who were granted franchises in the 1950s and 1960s approach retirement age, many individual dealers are seeking exit opportunities. These conditions present attractive consolidation opportunities for larger automobile retailers such as UAG.

      UAG purchases substantially all of its new car inventories directly from manufacturers. Each of the Company’s dealerships operates pursuant to a franchise agreement between the applicable manufacturer and the subsidiary of the Company that operates such dealership. In accordance with the individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of manufacturers to influence the operations of a dealership, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results. Manufacturers allocate inventory based on the size and location of dealerships, but actual shipments result from negotiations with individual dealers. The Company believes that larger dealers, such as UAG, are better positioned to secure favorable inventory shipments and optimize manufacturers’ allocations. UAG finances its inventory purchases through revolving credit arrangements known in the industry as floor plan facilities.

Business Strategy

      UAG seeks to be a leader in the consolidation of the automotive retailing industry and to increase stockholder value through a business strategy that includes the following principal elements:

Acquire and Integrate Profitable Dealership Operations

      UAG seeks to capitalize on the continuing consolidation in the U.S. automotive retailing industry by selectively acquiring dealerships with significant earnings growth potential. The Company principally targets dealerships or dealership groups with established records of profitability as well as with experienced management willing to remain in place. The Company focuses on opportunities in geographic markets with above-average projected population and job growth and attempts to create regional hubs of dealerships that will be able to share administrative and other operations to reduce costs.

      The Company’s acquisition program has been specifically tailored to address dealers’ desire to retain a management role in their businesses while achieving personal liquidity. Owners of acquired dealerships typically continue as dealership managers. The Company believes it provides dealership managers additional management tools, and that its economies of scale, marketing expertise and corporate resources act as catalysts for continual dealership growth. In addition, the dealer may retain an equity interest in the business through the ownership of capital stock and/or stock options of UAG.

Grow Higher-Margin Operating Businesses

      UAG is focused on increasing higher-margin businesses including the retail sale of used vehicles, aftermarket products, service, parts and collision repair services.

      Used Vehicles. Used vehicle sales by franchised dealers, with average prices approximating 60% of new vehicle prices, typically generate higher gross margins as a percentage of sales value than new car sales because of limited comparability among used vehicles and the somewhat subjective nature of their valuation. Consumer acceptance of used vehicle purchasing has grown, due principally to (i) an increase in the availability of late-model, low-mileage used vehicles due in part to the large supply of vehicles coming off short-term leases, (ii) improvements in the quality of motor vehicles and (iii) increases in the prices of new vehicles.

      UAG believes that through its new vehicle franchises, it enjoys significant advantages in sourcing used vehicles over both independent and chain used-vehicle companies. Specifically, the Company has access to (i) a steady supply of used vehicles accepted as trade-ins for new vehicle purchases, (ii) off-lease vehicles that were originally leased through the new vehicle franchise and (iii) used vehicle auctions open only to new vehicle dealers. In addition, only new vehicle franchises are able to sell used vehicles certified by the manufacturer under programs through which the manufacturer supports specific high-quality used cars with extended warranties and attractive financing options.

      Aftermarket Products. Each sale of a new or used vehicle provides the opportunity for the Company to sell aftermarket products. Aftermarket products include finance, warranty, extended service and maintenance contracts, as well as accessories such as radios, cellular phones, alarms, custom wheels, paint sealants and fabric protectors. In addition, the Company receives fees for placing financing and lease contracts.

      Service and Parts. Each of UAG’s new vehicle dealerships offers a fully integrated service and parts department. The service and parts business provides an important recurring revenue stream to the Company’s dealerships, which may help to mitigate the effects of downturns in the automobile sales cycle. Unlike independent service shops or used car dealerships with service operations, UAG is qualified to perform work covered by manufacturer warranties. Since warranty service work is paid for by the manufacturer, consumers are motivated to service their vehicles at a dealership for the warranty period. In recent years, manufacturers have generally lengthened standard warranty coverage on new cars and introduced warranty coverage on used cars, further enhancing customer retention opportunities in the service area. To increase the service and parts businesses, UAG dealerships have implemented programs to track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. In addition, the Company actively markets warranty-covered services to potential customers such as municipalities and corporations with large fleets of automobiles located near certain of its dealerships. The Company is able to offer repair services to such customers on a more efficient and less costly basis than such customers generally can perform themselves. The Company also believes that its market share will grow at the expense of independent mechanics shops, which may be unable to address the increased mechanical and electronic sophistication of today’s motor vehicles and the increased expenses of compliance with more stringent environmental regulations.

      Collision Repair Centers. The Company currently owns 17 collision repair centers, each of which is operated as an integral part of a new vehicle franchise. In light of the recurring stream of referral work from the Company’s new vehicle franchises and the higher margins associated with repair center revenues, the Company has embarked on an effort to increase such revenues. As such, the Company is currently exploring the possibility of constructing several new regional repair centers to act as central collision repair centers in geographic hubs. If constructed, the Company believes that these centers will increase the recurring stream of non-vehicle sales revenues, which may help to mitigate the effects on the Company of downturns in the automobile sales cycle. There can be no assurances that if the Company does construct the collision repair centers and there is a downturn in the automobile sales cycle that such collision repair centers will help mitigate the effects of such downturn on the Company.

      Implement “Best Practices”. The Company’s senior executives and dealership managers meet periodically to review the operating performance of individual dealerships, as well as to examine important industry trends and, where appropriate, recommend specific operating improvements. This facilitates implementation of successful strategies throughout the organization so that each dealership can benefit from the successes of the others, as well as from the knowledge and experience of UAG’s senior management. Dealership management also attends various industry sponsored leadership and management seminars and receives continuing education in products, marketing strategies and management information systems. The Company shares training techniques across its dealership base and has made increasing revenues from the sale of used cars, aftermarket products, service, parts and collision repair centers a Company-wide focus.

      Emphasize Customer Service. Central to UAG’s overall philosophy is customer-oriented service designed to meet the needs of an increasingly sophisticated and demanding automotive consumer through “one-stop” shopping convenience, competitive pricing and a sales staff that is knowledgeable about product offerings and responsive to a customer’s particular needs. The Company’s goal is to establish lasting relationships with its customers, which enhance its reputation in the community and create the opportunity for significant repeat and referral business.

      The quality of customer service provided by dealerships sales and service departments is measured by customer satisfaction index (“CSI”) scores, which are derived from data accumulated by manufacturers through individual customer surveys. UAG relies on this data to track the performance of dealership operations and uses it as a factor in determining the compensation of general managers and sales and service personnel in its dealerships. The Company’s most recent CSI scores indicate that a majority of its dealerships’ CSI scores were at or above the average CSI scores for the applicable regions.

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

      For used vehicle sales, the Company competes with other franchised dealers, independent used vehicle dealers, automobile rental agencies, private parties and used vehicle “superstores” for supply and resale of used vehicles.

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

      The Company competes against other franchised dealers to perform warranty repairs and against other automobile dealers, service center chains, and independent garages for non-warranty repair and routine maintenance business. The Company competes with other automobile dealers, service stores and auto parts retailers in its parts operations. The Company believes that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a manufacturer’s brands and models and the quality of customer service.

      A number of regional or national chains offer selected parts and services at prices that may be lower than the Company’s prices.

Employees and Labor Relations

      As of December 31, 1999, UAG employed approximately 5,800 people, approximately 270 of whom are covered by collective bargaining agreements with labor unions. Relations with employees are considered by the Company to be satisfactory. The Company’s policy is to motivate its key managers through, among other things, variable compensation programs tied principally to dealership profitability and grants of stock options.

Environmental Matters

      As with automobile dealerships generally, and service, parts and body shop operations in particular, the Company’s business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The Company’s business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing such substances or wastes. Accordingly, the Company is subject to regulation by federal, state and local authorities that establish health and environmental quality standards and impose penalties for violations of those standards. The Company is also subject to laws, ordinances and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal.

      The Company believes that it does not have any material environmental liabilities and that compliance with environmental laws, ordinances and regulations will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition. However, soil and groundwater contamination has been known to exist at certain properties leased by the Company. Furthermore, environmental laws and regulations are complex and subject to frequent change. There can be no assurance that compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional expenditures by the Company, or that such expenditures would not be material.

ITEM 2.  PROPERTIES

      The Company seeks to structure its operations so as to avoid the ownership of real property. As a result, the Company leases substantially all of its facilities, including dealerships and office space used for corporate activities. As of December 31, 1999, the Company has leases at the majority of its dealerships, which can include facilities for (i) new and used vehicle sales, (ii) vehicle service operations, (iii) retail and wholesale parts operations, (iv) collision repair centers, (v) storage and (vi) general office use. Such leases are generally for a period of between five and twenty years and typically include renewal options for an additional five to ten years in favor of the Company. In addition, the Company leases office space in New York, NY, Rochester, NY, Jersey City, NJ and Secaucus, NJ for its administrative headquarters and other corporate related activities. The Company is currently renovating the Secaucus, NJ offices and intends to consolidate the administrative functions currently housed in New York, NY, Rochester, NY and Jersey City, NJ in Secaucus, NJ. The renovation of the Secaucus office space is expected to be complete by May 2000.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “UAG.” There were 112 holders of record of the Common Stock as of March 22, 2000.

      The following table sets forth the high and low sales prices of the Common Stock as reported on the NYSE during each fiscal quarter during 1999 and 1998.

	1999				1998

Quarter Ended	High		Low		High		Low

March 31	11	1/2	5	13/16	24	1/8	10	1/4

June 30	10	3/4	8	1/2	21	7/8	13	5/8

September 30	13	3/16	10	1/8	26	5/16	11	5/16

December 31	13		8	1/16	15		8	7/8

      The Company has never declared or paid dividends on its Common Stock. The Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The decision whether to pay dividends will be made by the Board of Directors of the Company in light of conditions then existing, including the Company’s results of operations, financial condition and requirements, business conditions and other factors.

      The indentures governing the Notes (as hereinafter defined) limit the Company’s ability to pay dividends based on a formula, which takes into account, among other things, the Company’s consolidated net income.

      The Company is a holding company whose assets consist primarily of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings and make other advances and payments to the Company.

      Pursuant to the automobile franchise agreements to which the Company’s dealerships are subject, all dealerships are required to maintain a certain minimum working capital, and some dealerships are also required to maintain a certain minimum net worth. These requirements may restrict the ability of the Company’s operating subsidiaries to make dividend payments, which in turn may restrict the Company’s ability to make dividend payments.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial and other data of the Company as of and for the five years in the period ended December 31, 1999. Such financial information has been derived from the Company’s consolidated financial statements. During the five year period, the Company made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition. As a result, the Company’s period to period results of operations vary depending on the dates of such acquisitions. The selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related footnotes included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA(1)(2)

	Years Ended December 31,

	1999	1998(3)(4)	1997(5)(6)	1996(7)	1995(8)

	(Dollars in thousands, except per share data)

Statement of Operations Data:

Total revenues	$4,022,517	$3,343,147	$2,092,593	$1,302,031	$805,621

Gross profit	549,437	455,617	276,359	158,150	94,348

Income (loss) from continuing operations	26,710	13,378	(7,936)	8,976	(2,760)

Net income (loss)	27,488	(797)	(10,140)	3,047	(3,654)

Income (loss) from continuing operations per diluted common share	1.01	0.64	(0.44)	0.82	(0.52)

Net income (loss) per diluted common share	1.04	(0.04)	(0.56)	0.28	(0.67)

Other Data:

Gross profit margin	13.7%	13.6%	13.2%	12.1%	11.7%

New cars sold at retail	93,259	77,403	50,985	36,802	25,138

Used cars sold at retail	52,027	46,724	31,253	18,344	8,953

Balance Sheet Data:

Intangible assets, net	$494,957	$482,049	$326,774	$177,194	$48,774

Total assets	1,279,337	1,184,194	971,064	525,373	235,146

Long-term debt, including current portion	228,924	313,021	248,531	16,565	27,242

Total stockholders’ equity	430,865	341,650	300,557	284,501	51,699

(1)	During 1998, the Company discontinued the auto finance business of its wholly owned subsidiary, United Auto Finance, Inc. (“UAF”). As a result, UAF no longer engages in the purchase or sale of automotive loans. Consequently, UAF has been reported as a discontinued operation for all periods presented. See footnotes to consolidated financial statements.

(2)	During 1997, the Company changed its method of accounting for new vehicle inventories from LIFO to the specific identification method. The effect of the change in accounting for new vehicle inventories was to increase net income and income before extraordinary item by $573 ($0.05 per diluted share) in 1996 and decrease net income and income before extraordinary item by $188 ($0.03 per diluted share) in 1995.

(3)	Includes a $12,550 pre-tax charge for estimated future repair costs under the terms of approximately 51,000 warranty and extended service contracts sold from January 1, 1997 to October 31, 1998. See footnotes to consolidated financial statements.

(4)	Includes the results of the Skelton Group, the Young Group, the Classic Group, Graceland Dodge, Pioneer Ford, the San Diego dealerships and Citrus Dodge from their respective dates of acquisition.

(5)	Includes a $31,660 charge recorded during 1997 to realign certain elements of the Company’s business. See footnotes to consolidated financial statements.

(6)	Includes the results of Crown Automotive, Hanna Nissan, the Staluppi Automotive Group, the Gene Reed Automotive Group, the Lance Landers dealerships, Stone Mountain Jeep Eagle, Shreveport Dodge, Central Ford, Covington Pike Dodge and the Triangle Group from their respective dates of acquisition

(7)	Includes the results of Atlanta Toyota, United Nissan (GA), Peachtree Nissan, the Sun Automotive Group, the Evans Group and United Nissan (TN) from their respective dates of acquisition.

(8)	Includes the results of Landers Auto from its date of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      As an integral part of its dealership operations, the Company retails new and used automobiles and light trucks, operates service and parts departments, operates collision repair centers and sells various aftermarket products, including finance, warranty, extended service and insurance contracts.

      New vehicle revenues include sales to retail and fleet customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories, finance contracts, warranty policies, extended service contracts and credit insurance policies, as well as fees for placing finance and lease contracts. Service, parts and collision repair revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

      The Company’s selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. Other interest expense consists of interest charges on all of the Company’s interest-bearing debt, other than interest relating to floor plan inventory financing.

      Between January 1, 1997 and October 31, 1998, the Company sold approximately 51,000 warranty and extended service contracts. The repair obligations for these contracts had been contractually assumed by Trace International Holdings, Inc. (“Trace”) and its subsidiary Alpha Automotive, Inc. (“Alpha”). As a result of uncertainty about Trace and Alpha’s ability to perform their contractual obligations, the Company entered into an insurance agreement under which the repair obligations relating to the 51,000 warranty and extended service contracts were assumed by the insurance company in exchange for a fixed premium payable over time. As a result, the Company has no further financial obligations related to these contracts other than to make specified premium payments. During 1998, the Company recorded a $12.6 million pre-tax charge (the “Alpha Charge”), which represents the estimated present value of those payments. Trace and Alpha remain liable with respect to the warranty and extended service contracts sold prior to November 1, 1998. Future recoveries from Trace and Alpha will reduce the cost of the insurance agreement. On July 21, 1999, Trace and its subsidiaries filed for protection in the bankruptcy court for the Southern District of New York. The case was converted from a Chapter 11 to a Chapter 7 bankruptcy proceeding on January 24, 2000. As a result, further recoveries from Trace are unlikely.

      During 1998, the Company discontinued its auto finance business. As a result, UAF will no longer engage in the purchase or sale of automotive loans. Consequently, UAF has been reported as a discontinued operation for all periods presented in the accompanying consolidated statements of operations.

      During 1997, the Company recorded a pre-tax charge of $31.7 million (the “1997 Charge”). The charge included costs associated with (i) the divestiture of automotive franchises, (ii) the closure of three stand-alone used vehicle satellite locations in Arkansas and the disposal of related inventory, (iii) the implementation of a new policy to more efficiently manage the Company’s working capital invested in retail inventory, (iv) excess real estate, (v) the write-off of non-performing assets and (vi) certain corporate consulting agreements. Costs associated with the 1997 Charge amounting to $9.8 million and $20.9 million have been reflected in cost of goods sold and selling, general and administrative expenses, respectively, in the accompanying financial statements. In addition, $1.0 million was reflected in discontinued operations.

      Also, the Company made a number of dealership acquisitions in 1999, 1998 and 1997. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues. Revenues increased by $679.4 million, or 20.3%, from $3.3 billion to $4.0 billion. The overall increase in revenues is due primarily to (i) an aggregate 12.9% increase in retail revenues at dealerships owned prior to January 1, 1998 and (ii) dealership acquisitions made subsequent to January 1, 1998, partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 1998 reflects 13.2%, 11.7%, 25.0% and 9.6% increases in new retail vehicle sales, used retail vehicle sales, finance and insurance and service and parts revenues, respectively.

      Sales of new vehicles increased by $459.0 million, or 23.4%, from $2.0 billion to $2.4 billion. The increase is due primarily to (i) the net increase at dealerships owned prior to January 1, 1998 and (ii) acquisitions made subsequent to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1998 is due primarily to an 11.0% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of new vehicles increased by 20.5%, due principally to the net increase at dealerships owned prior to January 1, 1998 and acquisitions, offset by the decrease due to divested dealerships. The Company retailed 93,259 new vehicles (64.2% of total retail vehicle sales) during the year ended December 31, 1999, compared with 77,403 new vehicles (62.4% of total retail vehicle sales) during the year ended December 31, 1998.

      Sales of used vehicles increased by $117.2 million, or 12.7%, from $922.8 million to $1.0 billion. The increase is due primarily to (i) the net increase at dealerships owned prior to January 1, 1998 and (ii) acquisitions made subsequent to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1998 is due primarily to a 6.0% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of used vehicles increased by 11.3%, due principally to the net increase at dealerships owned prior to January 1, 1998 and acquisitions, offset by the decrease due to divested dealerships. The Company retailed 52,027 used vehicles (35.8% of total retail vehicle sales) during the year ended December 31, 1999, compared with 46,724 used vehicles (37.6% of total retail vehicle sales) during the year ended December 31, 1998.

      Finance and insurance revenues increased by $38.3 million, or 30.1%, from $127.4 million to $165.8 million. The increase is due primarily to (i) the net increase at dealerships owned prior to January 1, 1998, (ii) a 27.4% increase in revenues at UAC and (iii) acquisitions made subsequent to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $64.8 million, or 19.4%, from $334.1 million to $398.8 million. The increase is due primarily to (i) the net increase at dealerships owned prior to January 1, 1998 and (ii) acquisitions made subsequent to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Gross profit increased by $93.8 million, or 20.6%, from $455.6 million to $549.4 million. The increase in gross profit is due to (i) an aggregate 11.1% increase in retail gross profit at stores owned prior to January 1, 1998 and (ii) acquisitions made subsequent to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues increased from 13.6% to 13.7%. The increase in gross profit as a percentage of revenues is primarily attributable to (i) an increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues during 1999, (ii) the impact of the Alpha Charge on gross profit in 1998 and (iii) improved gross profit margins on service and parts revenues, partially offset by (i) a decrease in gross profit margins on new and used retail vehicle sales revenues and (ii) a decrease in gross profit margins on finance and insurance revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $70.1 million, or 18.7%, from $375.0 million to $445.1 million. Such expenses as a percentage of revenue decreased from 11.2% to 11.1%, and such expenses as a percentage of gross profit decreased from 82.3% to 81.0%. The aggregate increase in selling, general and administrative expenses is due principally to (i) a 12.9% increase at stores owned prior to January 1, 1998 (ii) acquisitions made subsequent to January 1, 1998, and (iii) $2.5 million of compensation expense arising from contractual commitments associated with the issuance by the Company of equity securities in the second and third quarters of 1999, offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expenses at stores owned prior to January 1, 1998 is due in large part to increased selling expenses, including increased variable compensation, as a result of the increase in gross profit compared with the prior year.

      Floor Plan Interest Expense. Floor plan interest expense of $28.7 million was consistent with the prior year. Factors influencing floor plan interest expense include higher average outstanding borrowings during 1999, offset by lower average borrowing rates.

      Other Interest Expense. Other interest expense decreased by $2.1 million, from $31.5 million to $29.3 million. The decrease is due primarily to the paydown of indebtedness with proceeds from equity offerings and the effect of refinancing a portion of the Notes with lower interest borrowings under the Credit Agreement (as hereinafter defined), offset in part by an increase in the Company’s average borrowing rate during 1999.

      Other Income (Expense), Net. Other income (expense), net decreased by $2.2 million, or 46.4%, from $4.8 million to $2.6 million. Other income relates to management agreements entered into by the Company with certain dealerships where the acquisition of such dealerships by the Company waited final manufacturer approval. Pursuant to the agreements, the Company manages all aspects of such dealership’s operation. The decrease in other income (expense), net is due primarily to the completion of the acquisition in 1999 of certain of the dealerships being operated pursuant to management agreements.

      Income Tax Provision. The 1999 income tax provision increased by $9.9 million from $11.6 million to $21.4 million. The increase is due to an increase in pre-tax income in 1999 compared with 1998, partially offset by a decrease in the Company’s annual effective income tax rate. The decrease in the Company’s annual effective income tax rate is due primarily to a decrease in the Company’s effective state tax rate.

      Extraordinary Item. The $0.7 million extraordinary item in 1999 represents a net after tax gain on the retirement of $49.0 million of the Notes, offset in part by a net after tax loss resulting from the write-off of the unamortized deferred financing costs related to the Company’s previous credit facility. The $1.2 million extraordinary item in 1998 represents the net after tax loss resulting from the write-off of unamortized deferred financing costs relating to a previous credit facility.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues. Revenues increased by $1.3 billion, or 59.8%, from $2.1 billion to $3.3 billion. The overall increase in revenues is due primarily to (i) dealership acquisitions made subsequent to January 1, 1997 and (ii) an overall 5.2% increase in retail revenues at dealerships owned prior to January 1, 1997, partially offset by (i) a decrease in retail vehicle sales revenues and finance and insurance revenues at dealerships in the Atlanta marketplace and (ii) a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 1997 reflects 4.9%, 2.9%, 19.5% and 7.7% increases in new retail vehicle sales, used retail vehicle sales, finance and insurance and service and parts revenues, respectively.

      Sales of new vehicles increased by $720.4 million, or 58.2%, from $1.2 billion to $2.0 billion. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997 and (ii) the net increase at dealerships owned prior to January 1, 1997, offset by (i) the decrease in the Atlanta marketplace and (ii) a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1,

1997 is due to an increase in the comparative average selling price per vehicle, partially offset by a 1.2% decrease in retail unit sales. Aggregate unit retail sales of new vehicles increased by 51.8%, due principally to acquisitions, offset by (i) the net decrease at dealerships owned prior to January 1, 1997 and (ii) the decrease due to divested dealerships. The Company sold 77,403 new vehicles (62.4% of total retail vehicle sales) during the year ended December 31, 1998, compared with 50,985 new vehicles (62.0% of total retail vehicle sales) during the year ended December 31, 1997.

      Sales of used vehicles increased by $333.7 million, or 56.7%, from $598.1 million to $922.8 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997 and (ii) the net increase at dealerships owned prior to January 1, 1997, offset by (i) the decrease in the Atlanta marketplace and (ii) a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1997 is due to an increase in the comparative average selling price per vehicle, partially offset by a 5.2% decrease in retail unit sales. Aggregate unit retail sales of used vehicles increased by 49.5%, due principally to acquisitions, offset by (i) the net decrease at dealerships owned prior to January 1, 1997 and (ii) the decrease due to divested dealerships. The Company sold 46,724 used vehicles (37.6% of total retail vehicle sales) during the year ended December 31, 1998, compared with 31,253 used vehicles (38.0% of total retail vehicle sales) during the year ended December 31, 1997.

      Finance and insurance revenues increased by $53.2 million, or 71.7%, from $74.2 million to $127.4 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997, (ii) the net increase at dealerships owned prior to January 1, 1997 and (iii) an increase in revenues at UAC, offset by (i) the decrease in the Atlanta marketplace and (ii) a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $143.3 million, or 75.1%, from $190.8 million to $334.1 million. The increase is due primarily to (i) acquisitions made subsequent to January 1, 1997 and (ii) the net increase at dealerships owned prior to January 1, 1997, offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit.  Gross profit increased by $179.3 million, or 64.9%, from $276.4 million to $455.6 million. The increase in gross profit is due to (i) acquisitions made subsequent to January 1, 1997, (ii) an aggregate increase in total gross profit generated at stores owned prior to January 1, 1997 (iii) the increase in revenues at UAC and (iv) the impact of the 1997 Charge on gross profit in 1997, offset by (i) the impact of the Alpha Charge on gross profit in 1998 and (ii) a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues increased from 13.2% to 13.6%. The increase in gross profit as a percentage of revenues is primarily attributable to (i) the increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues, (ii) improved gross profit margins on new and used retail vehicle sales revenues, (iii) improved gross profit margins on finance and insurance revenues and (iv) improved gross profit margins on service and parts revenues.

      Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $120.0 million, or 47.0%, from $255.1 million to $375.0 million. The increase in selling, general and administrative expenses is due principally to (i) acquisitions made subsequent to January 1, 1997, (ii) an increase at stores owned prior to January 1, 1997, offset in part by the impact of the 1997 Charge on selling general and administrative expenses in 1997. Such expenses as a percentage of revenue decreased from 12.2% to 11.2%.

      Floor Plan Interest Expense.  Floor plan interest expense increased by $9.4 million, or 48.8%, from $19.3 million to $28.7 million. The increase in floor plan interest expense is due principally to acquisitions made subsequent to January 1, 1997.

      Other Interest Expense.  Other interest expense increased by $17.4 million, from $14.1 million to $31.5 million. The increase is due to (i) the issuance of the Notes and (ii) the incurrence of acquisition related debt.

      Other Income (Expense), Net.  Other income (expense), net increased by $4.5 million, due primarily to $4.8 million of income earned pursuant to dealership management agreements during 1998.

      Income Tax Provision.  The 1998 income tax provision increased $15.5 million from a benefit of $4.0 million to a provision of $11.6 million. The increase is due to an increase in pre-tax income in 1998 compared with 1997, coupled with an increase in the Company’s annual effective income tax rate during 1998.

      Loss from Discontinued Operations.  Loss from discontinued operations increased by $10.7 million from $2.2 million to $12.9 million. The increase in loss from discontinued operations is due primarily to (i) an increase in UAF’s 1998 operating loss and (ii) the recording of a $14.4 million loss on disposal, offset by the impact of the 1997 Charge on loss from discontinued operations in 1997. The increase in UAF’s 1998 operating loss was due primarily to (i) losses incurred on the sale of loans in private non-securitized transactions, (ii) losses in connection with exiting interest rate management transactions and (iii) asset impairment relating to finance assets. The loss on disposal consists of (i) $5.9 million relating to contractual commitments, the write-off of certain fixed assets, severance and other administrative expenses, (ii) $3.8 million of asset impairment and losses incurred on the sale of loans in private non-securitized transactions, (iii) $3.9 million of estimated future costs associated with servicing its securitized portfolio of retail automotive loans and (iv) $0.8 million relating to the write-off of deferred financing fees in connection with the closure of UAF’s warehouse lines.

      Extraordinary Item.  The $1.2 million extraordinary item in 1998, represents the net after tax loss resulting from the write-off of unamortized deferred financing costs relating to a previous credit facility.

Liquidity and Capital Resources

      The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the expansion of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments and cash flow from operations. At December 31, 1999, the Company had working capital of $97.0 million.

      On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (“IMCG II”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “Purchaser”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), (ii) an aggregate of 396.876 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (iii) warrants (the “Warrants”) to purchase (a) 3,898,665 shares of the Company’s Common Stock, and (b) 1,101,335 shares of the Company’s non-voting common stock, par value $0.0001 per share (the “Non-Voting Common Stock”) for $83.0 million. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004.

      The transaction was consummated in two steps: first, the acquisition of approximately $33.5 million of Series A Preferred Stock and, second, the acquisition of approximately $49.5 million of Series A Preferred Stock, Series B Preferred Stock and Warrants. The first step of the transaction closed on May 3, 1999. The Series A Preferred Stock issued on May 3, 1999 was subject to mandatory redemption by the Company at the Purchaser’s option prior to the second closing. On August 3, 1999, the transaction was approved by the Company’s stockholders, after which the second step of the transaction closed. Proceeds from the issuance of the securities pursuant to the Securities Purchase Agreement were used to prepay the remaining $44.4 million of term loans and $18.4 million of revolving loan commitments outstanding under the Company’s credit agreement, to pay approximately $6.8 million of fees incurred in connection with the execution of the Securities Purchase Agreement and fund certain acquisition related costs. The balance of the proceeds were deposited in interest bearing accounts.

      The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year. Dividends are payable in kind for the first two years. In February 2000, in accordance with the Certificate of Designation governing the preferred stock, the Board of Directors declared and paid to the Purchasers a pay-in-kind dividend consisting of 220.622 shares of Series A Preferred Stock and 62.324 shares of Series B Preferred Stock representing accrued and unpaid dividends through December 31, 1999 in respect of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Such shares are convertible into 220,622 shares of Common Stock and 62,324 shares of Non-Voting Common Stock, respectively.

      The Company finances all of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Substantially all of the assets of the Company’s dealerships, including vehicles and related sales proceeds, are subject to security interests granted to their floor plan lending sources. As of December 31, 1999 approximately $478 million of floor plan borrowing was outstanding. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates.

      On October 8, 1999, the Company entered into a new credit agreement, dated as of August 3, 1999, as amended (the “Credit Agreement”), which provides for up to $360.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of Notes, the repurchase of Common Stock, letters of credit and general corporate purposes. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.00%, other then borrowings to repurchase the Notes which bear interest at LIBOR plus 3.00%. The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries. The Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, repurchase capital stock, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. The Credit Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. In addition, substantially all of the assets of the Company’s dealerships not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement. The Company was in compliance with all of its debt covenants at December 31, 1999.

      During 1997 the Company issued $200.0 million aggregate principal amount of 11% Senior Subordinated Notes due 2007 (the “Notes”). The indentures governing the Notes require the Company to comply with specified debt service coverage ratio levels in order to incur incremental debt. The indentures governing the Notes also limit the Company’s ability to pay dividends based on a formula which take into account, among other things, the Company’s consolidated net income. The indentures also contain other covenants which restrict the Company’s ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries. During 1999 the Company repurchased and retired $49.0 million of the Notes. As of March 22, 2000, there was $151.0 million principal amount of Notes outstanding.

      The indentures governing the Notes contain a provision which requires the Company to offer to purchase all of the then outstanding Notes at a purchase price in cash equal to 101% of their principal amount in the event of a change in control. A change in control will be deemed to have occurred if a purchaser, as defined, beneficially obtains 40% of the voting power, as defined, of the voting stock of the Company. In December 1999, the Company announced its plan to repurchase up to 10% of the total outstanding Common Stock of the Company. The shares of Common Stock may be acquired from time to time over a two-year period either through open market purchases, negotiated transactions, or other means based upon market conditions. The repurchase of shares of Common Stock by the Company has increased the beneficial ownership interest of the Purchaser above 40% of the total ownership of the Company. As a result, the Company plans to make an offer to purchase the outstanding Notes at a change of control redemption price of 101% of par. The Company has sufficient availability under the Credit Agreement to finance the repurchase of the Notes.

      During 1999, cash flow from operations amounted to $40.8 million. Net cash used in investing activities during the year ended December 31, 1999 totaled $50.4 million, relating to dealership acquisitions and capital expenditures. Net cash used in financing activities during the year ended December 31, 1999, relating primarily to the net proceeds from the placement of preferred stock, offset by a net retirement of long-term debt, totaled $18.7 million. In addition, the Company received distributions amounting to $9.7 million from its wholly-owned subsidiary, United Auto Finance, Inc.

      At December 31, 1999, the Company had approximately $19.8 million of cash available to fund operations and future acquisitions. In addition, $226.9 million, $110.0 million of which is restricted to the repurchase of Notes, is available for borrowing under the Credit Agreement as of March 22, 2000. The Company is a holding company whose assets consist primarily of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings to the Company and to make other advances and payments by such subsidiaries to the Company.

      The Company’s principal source of growth has come from acquisitions of automobile dealerships. The Company believes that its existing capital resources will be sufficient to fund its current operations and commitments. To the extent the Company pursues additional significant acquisitions, it may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. A public equity offering would require the prior approval of certain automobile manufacturers.

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

Seasonality

      The Company’s combined business is modestly seasonal overall. The greatest seasonalities exist with the dealerships in the northeast United States, for which the second and third quarters are the strongest with respect to vehicle related sales. The service and parts business at all dealerships experience relatively modest seasonal fluctuations.

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

Forward Looking Statements

      Certain portions of this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report or incorporated herein by reference regarding the Company’s financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations, some of which are described in greater detail elsewhere in this Annual Report, include the following: (i) the Company is subject to the influence of various manufacturers whose franchises it holds; (ii) the Company is leveraged and subject to restrictions imposed by the terms of its indebtedness; (iii) the Company’s growth depends in large part on the Company’s ability to manage expansion, control costs in its operations and consummate and consolidate dealership acquisitions; (iv) many of the Company’s franchise agreements impose restrictions on the transferability of the Company’s Common Stock; (v) the Company will require substantial additional capital to acquire automobile dealerships and purchase inventory; (vi) unit sales of motor vehicles historically have been cyclical; (vii) the automotive retailing industry is highly competitive; (viii) the automotive retailing industry is a mature industry; (ix) the Company’s success depends to a significant extent on key members of its management; and (x) the Company’s business is seasonal. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Foreign Currency Exchange Rates. Substantially all of the Company’s business is conducted in the United States where its revenues and expenses are transacted in U.S. dollars. As a result, the majority of the Company’s results of operations are not subject to foreign exchange rate fluctuations. The Company does not hedge against foreign exchange rate fluctuations due to the limited financial exposure it faces with respect to such risk. In common with other automobile retailers, the Company purchases certain of its new car inventories from foreign manufacturers. The Company’s business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. The Company’s future results could be materially and adversely impacted by changes in these or other factors.

      Interest Rates. The Company is exposed to market risk from changes in the interest rates on a significant portion of its outstanding indebtedness. Outstanding balances under the Credit Agreement bear interest at a variable rate based on a margin over LIBOR. Based on the amount outstanding as of March 22, 2000, a 100 basis point change in interest rates would result in an approximate $1.3 million change to the Company’s annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR. Based on the average aggregate outstanding amounts under floor plan financing arrangements during the year ended December 31, 1999, a 100 basis point change in interest rates would result in an approximate $4.3 million change to the Company’s annual floor plan interest expense. During January 2000, the Company entered into swap agreements pursuant to which a notional $200.0 million of the Company’s floating rate debt has been exchanged for fixed rate debt. The fixed rate interest to be paid by the Company is based on LIBOR, as adjusted, and amounts to approximately 7.1%. For fixed rate debt including the Notes, certain seller financed promissory notes and obligations under certain capital leases, interest rate changes affect the fair market value of such debt, but do not impact the Company’s earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On May 19, 1999, the Company dismissed PricewaterhouseCoopers LLP, which served as the Company’s independent public accountants since 1992. The reports issued by PricewaterhouseCoopers LLP on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion nor a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Based on the recommendation of the Audit Committee, the Company’s Board of Directors approved the decision to change independent public accountants. In connection with its audits for the two most recent fiscal years and through May 19, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in their report on the financial statements for such years or such interim periods.

      The Company engaged Deloitte & Touche LLP as its new independent public accountants as of May 19, 1999. The Company’s Board of Directors approved this on May 19, 1999. During the two most recent fiscal years and through May 19, 1999, the Company has not consulted with Deloitte & Touche LLP regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or

(ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to this Item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K and related instructions to this Item).

PART III

      The information required by Items 10 through 13 is included in the Company’s definitive proxy statement under the captions “Compensation of Directors” “Election of Directors,” “Executive Officers,” “Executive Compensation”, “Security Ownership of Certain Beneficial Owners and Management”, “Related Party Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

      The following is a list of the officers and directors of the Company, including their principal occupation:

Name	Office	Occupation

Roger S. Penske	Director, Chairman and Chief Executive Officer of the Company	Chairman of the Board and Chief Executive Officer of Penske Corporation

Samuel X. DiFeo	Director, President and Chief Operating Officer of the Company	President and Chief Operating Officer of the Company

James A. Hislop	Director	President and Chief Executive Officer of Penske Capital Partners, LLC

Richard J. Peters	Director	President of Penske Corporation

Eustace W. Mita	Director	President and Chief Executive Officer of HAC Group, LLC

Donald J. Hofmann, Jr.	Director	General Partner of Chase Capital Partners

Marshall S. Cogan	Director	Consultant

Michael R. Eisenson	Director	Managing Director and Chief Executive Officer of Charlesbank

John J. Hannan	Director	Principal of Apollo Advisors, L.P. and Apollo Real Estate Advisors, L.P.

James R. Davidson	Executive Vice President – Finance of the Company	—

Robert H. Kurnick, Jr.	Executive Vice President – General Counsel and Secretary of the Company	Executive Vice President of Penske Corporation

Paul H. Walters	Executive Vice President – Administration of the Company	Executive Vice President — Administration of Penske Corporation

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

      (b)  Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended December 31, 1999.

      (c)  Exhibits

3.1(l)	Certificate of Amendment of Certificate of Incorporation of the Company dated August 3, 1999
3.2(b)	Restated Bylaws
4.1(b)	Specimen Common Stock Certificate
4.2(f)	Indenture, dated as of July 23, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Note and Guarantee
4.4(f)	Indenture, dated as of September 16, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including from of Series B Note and Guarantee
4.5(k)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999
10.1(k)	Stockholders Agreement, dated as of May 3, 1999, by and among AIF II, L.P., Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Trace International Holdings, Inc., and the Company
10.1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among the Company and the investors listed therein, as amended July 31, 1996
10.1.4(b)	Form of Warrant
10.1.8(b)	Stock Option Plan of the Company
10.1.8.1(i)	Amendment to Stock Option Plan of the Company
10.1.11(b)	Letter, dated July 24, 1996, between the Company and Toyota Motor Sales U.S.A., Inc.
10.1.13(b)	Non-employee Director Compensation Plan of the Company
10.1.14(b)	Form of Agreement among the Company, certain of its affiliates and American Honda Motor Co., Inc.
10.1.15(b)	Form of Option Certificate of the Company in favor of Samuel X. DiFeo and Joseph C. DiFeo
10.1.18(d)	Consulting Agreement, dated March 3, 1997, between the Company and Carl Spielvogel
10.1.19.1(a)	Credit Agreement dated as of August 3, 1999 among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent

10.1.19.2(a)	First Amendment to Credit Agreement dated as of August 3, 1999 among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent
10.1.19.3(a)	Second Amendment to Credit Agreement dated as of August 3, 1999 among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent
10.2(k)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and the Company
10.2.1(b)	Honda Automobile Dealer Sales and Service Agreement, including Standard Provisions
10.2.2(b)	Lexus Dealer Agreement, including Standard Provisions
10.2.3(b)	Mitsubishi Dealer Sales and Services Agreement, including Standard Provisions
10.2.4(b)	BMW of North America, Inc., Dealer Agreement, including Standard Provisions
10.2.5(b)	Suzuki Term Dealer Sales and Service Agreement, including Standard Provisions
10.2.6(b)	Toyota Dealer Agreement, including Standard Provisions
10.2.7(b)	General Motors Dealer Sales and Service Agreement, including Standard Provisions
10.2.9(b)	Nissan Dealer Sales and Service Agreement, including Standard Provisions
10.2.10(b)	Chrysler Corporation Term Sales and Service Agreement, including Standard Provisions
10.2.15(b)	Hyundai Motor America Dealer Sales and Service Agreement, including Standard Provisions
10.2.21 and 22(b)	Isuzu Dealer Sales and Service Agreement, including Standard Provisions
10.2.26(b)	Settlement Agreement, dated as of October 3, 1996, among the Company and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand
10.3(l)	Stock Option Agreement, dated as of August 3, 1999, between the Company and Roger S. Penske
10.3.1(g)	Ford Sales and Service Agreement, including Standard Provisions
10.4(l)	Stock Option Agreement, dated as of August 3, 1999 between the Company and Marshall S. Cogan
10.4.5(b)	Employment Agreement, dated as of August 1, 1995, between Landers Auto Sales, Inc., and Steve Landers
10.5.13(b)	Employment Agreement, dated as of January 16, 1996, among the Company, UAG Atlanta, Inc. and John Smith
10.8.1(b)	Stock Purchase Agreement, dated as of June 6, 1996, among the Company, UAG West, Inc., Scottsdale Jaguar, LTD., SA Automotive, LTD., SL Automotive, LTD., SPA Automotive, LTD., LRP, LTD., Sun BMW, LTD., Scottsdale Management Group, LTD., 6725 Dealership LTD., and certain parties named therein, as amended on October 21, 1996 by Amendment No. 1, Amendment No. 2 and Amendment No. 3
10.8.3(b)	Form of Employment Agreement between the Company, UAG West, Inc., and Steven Knappenberger
10.8.5(b)	Audi Dealer Agreement, including Standard Provisions
10.8.6(b)	Acura Automobile Dealer Sales and Service Agreement, including Standard Provisions
10.8.8(b)	Porsche Sales and Service Agreement, including Standard Provisions
10.8.9(b)	Land Rover North America, Inc. Dealer Agreement, including Standard Provisions
10.8.21(e)	Rolls-Royce Dealer Agreement
10.11.1(c)	Agreement and Plan of Merger, dated December 16, 1996, among Crown Jeep Eagle, Inc., Berylson, Inc., Shannon Automotive, Ltd., Kevin J. Coffey, Paul J. Rhodes, the Company, UAG Texas, Inc., and UAG Texas II, Inc.

10.13.1(d)	Stock Purchase Agreement, dated February 19, 1997, among the Company, UAG East, Inc., Amity Auto Plaza, Ltd., Massapequa Imports Ltd., Westbury Nissan Ltd., Westbury Superstore Ltd., J&S Auto Refinishing Ltd., Florida Chrysler Plymouth Jeep Eagle Inc., Palm Auto Plaza, Inc., West Palm Infiniti Inc., West Palm Nissan Inc., Northlake Auto Finish Inc., John A. Staluppi and John A. Staluppi, Jr., as amended April 7, 1997 and April 30, 1997
10.15.1(e)	Stock Purchase Agreement, dated April 12, 1997, among the Company, Gene Reed Chevrolet, Inc., Michael Chevrolet–Oldsmobile, Inc., Reed-Lallier Chevrolet, Inc., Gene Reed, Jr., Michael L. Reed, Michael G. Lallier, Deborah B. Lallier, John P. Jones, Charles J. Bradshaw, Charles J. Bradshaw, Jr., Julia D. Bradshaw and William B. Bradshaw, as amended May 31, 1997
10.18.1(f)	Stock Purchase Agreement, dated July 25, 1997 among the Company, UAG Classic, Inc., Classic Auto Group, Inc., Cherry Hill Classic Cars, Inc., Classic Enterprises, Inc., Classic Buick, Inc., Classic Chevrolet, Inc., Classic Management, Inc., Classic Turnersville, Inc., Classic Imports, Inc., and Thomas J. Hessert, Jr. (as amended)
10.19.1.1(f)	Stock Purchase Agreement, dated as of September 25, 1997 among the Company, UAG Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young Management Group, Inc., and certain parties named therein
10.19.1.2(f)	Agreement and Plan of Merger, dated as of September 25, 1997 among the Company, UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Paramount Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc., and certain parties named therein
10.19.1.3(h)	Amendment to Stock Purchase Agreement, dated January 31, 1998, between and among United Auto Group, Inc., UAG Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young Management Group, Inc., and certain parties named therein
10.19.1.4(h)	Amendment to Agreement and Plan of Merger, dated January 31, 1998, between and among United Auto Group, Inc., UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Kissimmee Motors, Inc., Paramount Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc., and certain parties named therein
10.20.1(j)	Securities Purchase Agreement, dated as of April 12, 1999, among the Company and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
10.20.2(j)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.3(j)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
10.20.4(j)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.7(k)	Registration Rights Agreement, dated as of May 3, 1999, by and among the Company, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.21(a)	Severance Agreement, dated May 3, 1999 between the Company and Robert Nelson.
10.22(a)	Severance Agreement, dated August 2, 1999 between the Company and James Davidson.
10.23(a)	Letter Agreement dated August 3, 1999 between the Company and Samuel X. DiFeo.
21.1(a)	Subsidiaries of the Company
23.1(a)	Consent of PricewaterhouseCoopers, LLP
23.2(a)	Consent of Deloitte & Touche, LLP

27.1(a)	December 31, 1999 Financial Data Schedule
27.2(a)	September 30, 1999 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.3(a)	June 30, 1999 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.4(a)	March 31, 1999 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.5(a)	December 31, 1998 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.6(a)	September 30, 1998 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.7(a)	June 30, 1998 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.8(a)	March 31,1998 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.9(a)	December 31, 1997 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.

(a)	Filed herewith

(b)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-09429

(c)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed on December 24, 1996, File No. 001-12297

(d)	Incorporated herein by reference to the identically number exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 001-12297

(e)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-12297

(f)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297

(g)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-12297

(h)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed on February 20, 1998, File No. 001-12297

(i)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-12297

(j)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297

(k)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297

(l)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297

(d)	Schedules — No Financial Statement Schedules are required to be filed as part of this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 27, 2000.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER S. PENSKE Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2000
/s/ SAMUEL X. DIFEO Samuel X. DiFeo	President, Chief Operating Officer and Director	March 27, 2000
/s/ JAMES R. DAVIDSON James R. Davidson	Executive Vice President — Finance (Principal Financial and Accounting Officer)	March 27, 2000
/s/ DONALD J. HOFMANN, JR. Donald J. Hofmann, Jr.	Director	March 27, 2000
/s/ EUSTACE W. MITA Eustace W. Mita	Director	March 27, 2000
/s/ RICHARD J. PETERS Richard J. Peters	Director	March 27, 2000
/s/ JAMES A. HISLOP James A. Hislop	Director	March 27, 2000
/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	March 27, 2000
/s/ JOHN J. HANNAN John J. Hannan	Director	March 27, 2000
/s/ MARSHALL S. COGAN Marshall S. Cogan	Director	March 27, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of United Auto Group, Inc.

New York, New York

      We have audited the accompanying consolidated balance sheet of United Auto Group, Inc. (the “Company”) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 1, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of United Auto Group, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Auto Group, Inc. (the “Company”) at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1998.

/s/ PRICEWATERHOUSECOOPERS LLP

Princeton, New Jersey

March 29, 1999

UNITED AUTO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	1998

	(Dollars in thousands)

ASSETS

Cash and cash equivalents	$19,847	$38,538

Accounts receivable, net	140,473	125,460

Inventories	508,289	410,295

Other current assets	10,723	16,420

Total current assets	679,332	590,713

Property and equipment, net	68,232	51,483

Intangible assets, net	494,957	482,049

Net assets of discontinued operations	13,747	23,323

Other assets	23,069	36,626

Total Assets	$1,279,337	$1,184,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Floor plan notes payable	$478,460	$397,234

Accounts payable	47,113	38,435

Accrued expenses	46,328	45,104

Current portion of long-term debt	10,389	24,756

Total current liabilities	582,290	505,529

Long-term debt	218,535	288,265

Other long-term liabilities	47,647	48,750

Total Liabilities	848,472	842,544

Commitments and contingent liabilities

Stockholders’ Equity

Preferred Stock	—	—

Common Stock	2	2

Additional paid-in-capital	414,318	352,591

Retained earnings (accumulated deficit)	16,545	(10,943)

Total Stockholders’ Equity	430,865	341,650

Total Liabilities and Stockholders’ Equity	$1,279,337	$1,184,194

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	1998	1997

	(In thousands, except per share amounts)

New vehicle sales	$2,417,906	$1,958,885	$1,238,530

Used vehicle sales	1,040,026	922,793	589,079

Finance and insurance	165,751	127,405	74,199

Service and parts	398,834	334,064	190,785

Total revenues	4,022,517	3,343,147	2,092,593

Cost of sales	3,473,080	2,887,530	1,816,234

Gross profit	549,437	455,617	276,359

Selling, general and administrative expenses	445,142	375,043	255,066

Operating income	104,295	80,574	21,293

Floor plan interest expense	(28,676)	(28,718)	(19,297)

Other interest expense	(29,344)	(31,462)	(14,071)

Other income (expense), net	2,571	4,800	297

Income (loss) from continuing operations before minority interests, income tax (provision) benefit and extraordinary item	48,846	25,194	(11,778)

Minority interests	(722)	(262)	(138)

Income tax (provision) benefit	(21,414)	(11,554)	3,980

Income (loss) from continuing operations	26,710	13,378	(7,936)

Income (loss) from discontinued operations, net of income taxes	46	(12,940)	(2,204)

Income (loss) before extraordinary item	26,756	438	(10,140)

Extraordinary item (net of income tax provision of $605 in 1999 and income tax benefit of $859 in 1998)	732	(1,235)	—

Net income (loss)	$27,488	$(797)	$(10,140)

Basic income (loss) from continuing operations per common share	$1.10	$0.66	$(0.44)

Basic net income (loss) per common share	$1.14	$(0.04)	$(0.56)

Income (loss) from continuing operations per diluted common share	$1.01	$0.64	$(0.44)

Net income (loss) per diluted common share	$1.04	$(0.04)	$(0.56)

Shares used in computing basic per share data	21,950	20,377	18,227

Shares used in computing diluted per share data	26,526	20,932	18,607

See Notes to Consolidated Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Voting and
	Convertible		Convertible		Non-voting
	Preferred Stock		Preferred Stock		Common Stock
							Additional	Retained
	Issued		Issued		Issued		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

	(Dollars in thousands)

Balances, December 31, 1996	—	$—	—	$—	17,294,928	$2	$284,502	$(3)	$284,501

Issuance of stock for acquisitions	—	—	—	—	1,497,218	—	27,986	—	27,986

Issuance of stock — exercise of stock options	—	—	—	—	503,000	—	6,706		6,706

Repurchase of common stock	—	—	—	—	(397,000)	—	(8,821)	—	(8,821)

Unrealized gain on marketable securities — UAF	—	—	—	—	—	—	—	325	325

Net loss	—	—	—	—	—	—	—	(10,140)	(10,140)

Balances, December 31, 1997	—	—	—	—	18,898,146	2	310,373	(9,818)	300,557

Issuance of stock for acquisitions	—	—	—	—	1,683,638	—	39,632	—	39,632

Issuance of stock — exercise of stock options	—	—	—	—	156,600	—	2,586	—	2,586

Unrealized loss on marketable securities — UAF	—	—	—	—	—	—	—	(328)	(328)

Net loss	—	—	—	—	—	—	—	(797)	(797)

Balances, December 31, 1998	—	—	—	—	20,738,384	2	352,591	(10,943)	341,650

Issuance of stock for acquisitions	—	—	—	—	1,261,327	—	(16,210)	—	(16,210)

Issuance of options	—	—	—	—	—	—	2,250	—	2,250

Repurchase of common stock	—	—	—	—	(118,000)	—	(992)	—	(992)

Issuance of preferred stock and warrants	7,904	—	397	—	—	—	76,679	—	76,679

Net income	—	—	—	—	—	—	—	27,488	27,488

Balances, December 31, 1999	7,904	$—	397	$—	21,881,711	$2	$414,318	$16,545	$430,865

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	1998	1997

	(Dollars in thousands)

Operating Activities:

Net income (loss)	$27,488	$(797)	$(10,140)

Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:

Depreciation and amortization	19,131	16,464	9,100

Unusual items	—	12,550	30,660

Non-cash compensation expense	2,250	—	—

(Income) loss from discontinued operations	(46)	12,940	2,204

Deferred income taxes	10,007	8,561	(9,193)

Minority interests	722	262	138

Changes in operating assets and liabilities:

Accounts receivable	(11,090)	(4,709)	(8,317)

Inventories	(73,687)	39,648	(39,280)

Floor plan notes payable	59,371	(29,587)	37,210

Accounts payable and accrued expenses	2,690	9,138	2,433

Other	3,922	(9,422)	3,474

Net cash provided by operating activities of continuing operations	40,758	55,048	18,289

Investing Activities:

Purchase of equipment and improvements	(22,161)	(12,085)	(11,915)

Dealership acquisitions	(28,251)	(138,139)	(139,639)

Net cash used in investing activities of continuing operations	(50,412)	(150,224)	(151,554)

Financing Activities:

Proceeds from borrowings of long-term debt	65,000	68,400	252,999

Payments of long-term debt and capital leases	(159,147)	(17,956)	(54,850)

Net proceeds from issuance of common stock, preferred stock and warrants	76,679	2,020	4,772

Repurchase of common stock	(992)	—	(8,821)

Deferred financing costs	(227)	(1,842)	(10,689)

Other	—	—	(1,118)

Net cash provided by (used in) financing activities of continuing operations	(18,687)	50,622	182,293

Net cash distributed by (invested in) discontinued operations	9,650	(11,343)	(21,468)

Net increase (decrease) in cash and cash equivalents	(18,691)	(55,897)	27,560

Cash and cash equivalents, beginning of year	38,538	94,435	66,875

Cash and cash equivalents, end of year	$19,847	$38,538	$94,435

See Notes to Consolidated Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

1.  Organization and Summary of Significant Accounting Policies

      United Auto Group, Inc. (“UAG” or the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, parts and collision repair, finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers. In accordance with the individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

      As discussed in Note 12, the Company entered into a Securities Purchase Agreement during 1999, pursuant to which it received $83,000 in cash in exchange for the issuance of convertible preferred stock and warrants. Also, as discussed in Note 3, the Company discontinued its auto finance business during 1998. As a result, the Company’s wholly owned subsidiary, United Auto Finance, Inc. (“UAF”), is presented as a discontinued operation in the accompanying financial statements.

      As discussed in Note 4, the Company completed a number of acquisitions during the three years in the period ended December 31, 1999. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

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

Fair Value of Financial Instruments

      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt, including floor plan notes payable. Other than the 11% Senior Subordinated Notes due 2007 (the “Notes”), the carrying amount of financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates. The fair value of long-term debt is estimated using discounted cash flows based on the Company’s incremental borrowing rates for similar types of borrowings. As of December 31, 1999, the estimated fair value of the outstanding Notes was $143,667.

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Inventory Valuation

      Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts, accessories and other inventories is based on factory list prices.

Property and Equipment

      Property and equipment are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Useful lives for purposes of computing depreciation for assets other than leasehold improvements and equipment under capital lease are between 5 and 10 years. Leasehold improvements and equipment under capital lease are depreciated over the term of the lease or the estimated useful life of the asset, whichever is shorter.

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

Intangible Assets

      Intangible assets of $494,957, consisting primarily of the excess of cost over the fair value of net assets acquired in purchase business combinations, are being amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization at December 31, 1999 amounted to $34,412. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $12,996, $11,560 and $6,300, respectively.

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

Defined Contribution Plans

      The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Contributions under these plans are discretionary and typically based on the level of compensation and contributions of plan participants. The Company incurred expenses of $1,315, $600 and $402 relating to such plans during the years ended December 31, 1999, 1998 and 1997, respectively.

Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts which require the use of significant estimates are accounts receivable, inventories, income taxes, intangible assets, and certain accrued expenses.

Advertising

      Advertising costs are expensed as incurred. The Company incurred advertising costs of $43,165, $37,318 and $25,075 during the years ended December 31, 1999, 1998 and 1997, respectively.

Net Income (Loss) Per Common Share

      Income available to common shareholders used in the computation of basic earnings per share data was computed based on income from continuing operations and net income, each as adjusted to reflect accrued dividends relating to outstanding preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of shares of the Company’s common stock (“Common Stock”) outstanding, adjusted for the dilutive effect of stock options, convertible preferred stock and warrants. The 1998 computation of diluted earnings per share also included the dilutive effect of the minimum share price guarantee on 1,040,039 shares of common stock issued in connection with the acquisition of the Young Automotive Group in 1998.

	Year Ended December 31,

	1999	1998	1997

Weighted average number of common shares outstanding	21,950	20,377	18,277

Effect of stock options, preferred stock and warrants	4,576	77	330

Effect of minimum share price guarantee	—	478	—

Weighted average number of common shares outstanding, including effect of dilutive securities	26,526	20,932	18,607

Reclassifications

      In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s December 31, 1998 financial statements to conform to the current year presentation.

2.  Unusual Items

      Between January 1, 1997 and October 31, 1998, the Company sold approximately 51,000 warranty and extended service contracts. The repair obligations for these contracts had been contractually assumed by Trace International Holdings, Inc. (“Trace”) and its subsidiary Alpha Automotive, Inc. (“Alpha”). As a result of uncertainty about Trace and Alpha’s ability to perform their contractual obligations, the Company entered into an insurance agreement under which the repair obligations relating to the 51,000 warranty and extended service contracts were assumed by the insurance company in exchange for a fixed premium payable over time. As a result, the Company has no further financial obligations related to these contracts other than to make specified premium payments. During 1998, the Company recorded a $12,550 pre-tax charge which represents the estimated present value of those payments. Trace and Alpha remain liable with respect to the warranty and extended service contracts sold prior to November 1, 1998. Future recoveries from Trace and Alpha will reduce the cost of the insurance agreement. On July 21, 1999, Trace and its subsidiaries filed for protection in the bankruptcy court for the Southern District of New York. The case was converted from a Chapter 11 to a Chapter 7 bankruptcy proceeding on January 24, 2000. As a result, further recoveries from Trace are unlikely.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      During the fourth quarter of 1997, the Company recorded a $31,660 pre-tax charge. The charge included costs associated with (i) the divestiture of automotive franchises, (ii) the closure of three stand-alone used vehicle satellite locations in Arkansas and the disposal of related inventory, (iii) the implementation of a new policy to more efficiently manage the Company’s working capital invested in retail inventory, (iv) excess real estate, (v) the write-off of non-performing assets and (vi) certain corporate consulting agreements. Costs associated with the pre-tax charge amounting to $9,757 and $20,903 have been reflected in cost of goods sold and selling, general and administrative expenses, respectively, in the consolidated statements of operations. In addition, $1,000 has been reflected in discontinued operations.

3.  Discontinued Operations

      During 1998, the Company discontinued its auto finance business. As a result, UAF no longer engages in the purchase or sale of automotive loans. Consequently, UAF has been reported as a discontinued operation in the accompanying consolidated statements of operations. In addition, the remaining net assets of UAF have been presented as a non-current asset on the consolidated balance sheets.

      Summarized financial information of UAF follows:

	Year Ended December 31,

	1999	1998	1997

Revenues	$3,482	$5,108	$2,615

Income (loss) from operations, net of taxes of $26, $2,089 and $1,531 in 1999, 1998 and 1997, respectively	46	(3,714)	(2,204)

Loss on disposal, net of taxes of $5,189	—	(9,226)	—

Net income (loss)	46	(12,940)	(2,204)

Net (income) loss per diluted common share	—	(0.62)	(0.12)

	As of December 31,

	1999	1998

Cash and cash equivalents	$2,852	$3,615

Restricted cash	4	1,009

Finance assets, net	12,883	26,947

Other assets	429	967

Short-term debt, accrued liabilities and other liabilities	2,421	9,215

      The loss on disposal in 1998 consisted of (i) $5,888 relating to contractual commitments, the write-off of certain fixed assets, severance and other administrative expenses, (ii) $3,803 of asset impairment and losses incurred on the sale of loans in private non-securitized transactions, (iii) $3,912 of estimated future costs associated with servicing its securitized portfolio of retail automotive loans and (iv) $812 relating to the write-off of deferred financing fees in connection with the closure of UAF’s warehouse lines.

4.  Business Combinations

      During 1999 and 1998, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition. Acquisitions during 1999 were not material.

      In January 1998, the Company acquired the Skelton Automotive Group, located in Memphis Tennessee. Consideration for the purchase amounted to $16,500, including $14,700 in cash and $1,800 of seller financed promissory notes.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In February 1998, the Company acquired the Young Automotive Group, with operations in Indiana, Illinois, North Carolina, South Carolina and Florida. The aggregate consideration for the acquisition amounted to $84,000, consisting of $50,000 in cash, 1,040,039 shares of UAG Common Stock and $7,000 of seller financed promissory notes. The Company agreed to make a contingent payment in cash or Common Stock to the extent the Common Stock issued in connection with this transaction had an aggregate market value of less than $27,000 on the dates it became freely tradable. In February 1999, the Company settled a portion of this obligation with respect to 444,987 shares by issuing 1,156,689 additional shares of Common Stock. The remaining 595,052 shares became freely tradable in June 1999 and the Company settled its obligation with a cash payment of $8,582.

      In February 1998, the Company acquired the Classic Automotive Group in New Jersey. The aggregate consideration for the acquisition was $28,700, consisting of $28,000 in cash and $700 of Common Stock. The Company agreed to make a contingent payment in cash or Common Stock to the extent the Common Stock issued in connection with this transaction had an aggregate market value of less than $759 on the date it became freely tradable. In March 1999, the Company settled its obligation with respect to the share price guarantee by paying $306 in cash.

      During the year ended December 31, 1998, the Company also acquired (i) Graceland Dodge, located in Memphis Tennessee, (ii) Pioneer Ford, located in Phoenix Arizona, (iii) a group of dealerships which operated Toyota, Lexus, Dodge and Mazda franchises in San Diego California and (iv) a 70% interest in Citrus Dodge, located in Dade City Florida. The aggregate consideration for such acquisitions amounted to $50,859, consisting of $39,059 in cash, $8,400 of Common Stock and $3,400 of seller financed promissory notes. The Company agreed to make contingent payments in cash to the extent the Common Stock issued in connection with these transactions had an aggregate market value of less than $8,400 in July 1999. The Company settled its obligations with respect to these transactions with cash payments amounting to $4,371.

      In addition, the Company has agreed to make a contingent payment in cash to the extent that 375,404 shares of Common Stock issued in connection with an acquisition that took place prior to 1998 have an aggregate market value of less than $9,400.

Pro Forma Results of Operations

      The following unaudited consolidated pro forma results of operations of the Company for the year ended December 31, 1998 give effect to (i) acquisitions consummated during 1998, (ii) the divestiture of certain dealerships during 1998, (iii) the discontinuation of the Company’s auto finance operations and (iv) the offering of the Notes as if they had occurred on January 1, 1998.

Year Ended
1998

Revenues	$3,520,594

Income from continuing operations before minority interests and income tax provision	27,371

Net income	14,792

Net income per diluted common share	0.71

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

5.  Inventories

      Inventories consisted of the following:

	December 31,

	1999	1998

New vehicles	$378,311	$284,343

Used vehicles	102,332	99,411

Parts, accessories and other	27,646	26,541

Total Inventories	$508,289	$410,295

6.  Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	1999	1998

Furniture, fixtures and equipment	$30,615	$30,658

Equipment under capital lease	11,328	7,191

Leasehold improvements	42,531	28,048

Total	84,474	65,897

Less: Accumulated depreciation and amortization	16,242	14,414

Property and equipment, net	$68,232	$51,483

      Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was $6,135, $4,904 and $2,800, respectively. Accumulated amortization at December 31, 1999 and 1998 on equipment under capital lease, included in accumulated depreciation and amortization above, amounted to $1,806 and $1,614, respectively.

7.  Floor Plan Notes Payable

      The Company finances its purchases of automobile inventory through floor plan financing arrangements with a variety of lenders. Outstanding borrowings under floor plan financing arrangements amounted to $478,460 and $397,234 as of December 31, 1999 and 1998, respectively. The floor plan agreements grant a security interest in the financed vehicles, as well as the related sales proceeds, and require repayment after a vehicle’s sale. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates. Floor plan interest expense for the years ended December 31, 1999, 1998 and 1997 was $28,676, $28,718 and $19,297, respectively. The weighted average interest rate on floor plan borrowings was 7.33%, 7.60% and 8.20% for the years ended December 31, 1999, 1998 and 1997, respectively.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

8.  Long-Term Debt

      Long-term debt consisted of the following:

	December 31,

	1999	1998

Series A and B Senior Subordinated Notes due 2007, less net unamortized discount of $1,044 and $1,572 at December 31, 1999 and 1998, respectively	$149,956	$198,428

Credit Agreement, weighted average interest — 8.97% and 9.24% at December 31, 1999 and 1998, respectively	54,580	68,400

Seller financed promissory notes payable through 2002, weighted average interest — 7.23% and 7.53% at December 31, 1999 and 1998, respectively	12,681	28,510

Term loans, weighted average interest — 7.72% and 8.24% at December 31, 1999 and 1998, respectively	4,014	5,776

Capitalized lease obligations	7,211	7,908

Other	482	3,999

Total long-term debt	228,924	313,021

Less: Current portion	10,389	24,756

Net long-term debt	$218,535	$288,265

      Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2000	$10,389

2001	6,848

2002	2,973

2003	1,268

2004	802

2005 and thereafter	206,644

Total long-term debt	$228,924

      On October 8, 1999, the Company entered into a new credit agreement, dated as of August 3, 1999 as amended (the “Credit Agreement”), which provides for up to $360,000 in revolving loans to be used for acquisitions, working capital, the repurchase of Notes, the repurchase of Common Stock, letters of credit and general corporate purposes. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.00%, other than borrowings to repurchase Notes which bear interest at LIBOR plus 3.00%. Outstanding letters of credit under the Credit Agreement as of December 31, 1999 amounted to $1,600. The Credit Agreement replaced the Company’s previous bank borrowing facility, which was terminated upon the effective date of the Credit Agreement. The Company recorded an extraordinary charge during 1999 of $494 ($0.02 per diluted share), net of income taxes of $396, resulting from the write-off of unamortized deferred financing costs relating to the Company’s previous bank borrowing facility. The Company recorded an extraordinary charge during 1998 of $1,235 ($0.06 per diluted share), net of income taxes of $859, relating to the write-off of unamortized deferred financing costs relating to a previous borrowing facility.

      The Credit Agreement contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, repurchase capital stock, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. The Credit

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. Substantially all of the assets of the Company’s dealerships not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement.

      During 1997, the Company issued $200,000 aggregate principal amount of the Notes. The indentures governing the Notes require the Company to comply with specified debt service coverage ratio levels in order to incur incremental debt. The indentures also contain a provision which requires the Company to offer to purchase all of the then outstanding Notes at a purchase price in cash equal to 101% of their principal amount in the event of a change in control. A change in control will be deemed to have occurred if a purchaser, as defined, beneficially obtains 40% of the voting power, as defined, of the voting stock of the Company. The indentures also limit the Company’s ability to pay dividends based on a formula which takes into account, among other things, the Company’s consolidated net income. The indentures also contain other covenants which restrict the Company’s ability to purchase capital stock, incur liens, sell assets and enter into other transactions.

      As of March 22, 2000, the Purchaser (as hereinafter defined) has beneficial ownership in excess of 40.0% of the voting stock of the Company. As a result, the Company plans to make an offer to purchase the outstanding Notes at a change of control redemption price of 101% of par.

      During 1999, the Company repurchased and retired $49,000 of the Notes. As a result, the Company recorded an extraordinary gain of $1,226 ($0.04 per diluted share), net of $1,001 of tax.

      The Credit Agreement and the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries (the “Note Guarantors”). Separate financial information of the Note Guarantors has been omitted because the Company is a holding company with no independent operations.

9.  Operating Lease Obligations

      The Company leases its dealership facilities and administrative offices under non-cancelable operating lease agreements with expiration dates through 2018, including all option periods available to the Company. Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 1999 follows:

2000	$33,013

2001	32,163

2002	30,592

2003	28,819

2004	27,564

2005 and thereafter	276,966

$429,117

      Rent expense for the years ended December 31, 1999, 1998, and 1997 amounted to $29,493, $26,917 and $17,674, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company. Of the total rental payments, $8,466, $11,140 and $10,911, respectively, were made to related parties during 1999, 1998, and 1997, respectively.

10.  Related Party Transactions

      As noted above, the Company is the tenant under a number of non-cancelable lease agreements with employees of the Company, all of whom are former owners of dealerships purchased by the Company. The

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

terms of these leases were negotiated prior to acquisition and the Company believes all such leases are on terms no less favorable to the Company than would be obtained through arm’s-length negotiations with unaffiliated third parties.

      The Company entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships awaited final manufacturer approval. Pursuant to such management agreements, the Company was paid a monthly fee for managing all aspects of the dealerships’ operations. Aggregate income relating to such management fees of $2,571 and $4,800 for the years ending December 31, 1999 and 1998, respectively, has been included in other income (expense), net in the accompanying consolidated statements of operations.

      As discussed in Note 2, the Company was party to an agreement whereby the Company’s exposures with respect to the majority of the extended service contracts sold by UAC during the period from January 1, 1997 through October 31, 1998 were assumed by Trace and Alpha in exchange for certain fees. During the period covered by the agreement, the Company remitted approximately $7,729 to Alpha. Such remittances reflect approximately $10,111 in fees for the assumption of obligations with respect to the 51,000 warranty and extended service contracts, offset by approximately $2,383 of claims payments relating to such contracts.

      From time to time, the Company pays and/or receives fees from the Purchaser and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. Aggregate expense relating to such transactions of $311 for the year ended December 31, 1999 has been reflected in selling, general and administrative expenses in the accompanying financial statements.

      From time to time, the Company paid and/or received fees from Trace and its affiliates for services rendered in the normal course of business. The Company no longer engages in such transactions. These transactions reflected the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions were on terms at least as favorable as those which would have been obtained from an unrelated third party. Aggregate (income) expense relating to such transactions of $131, $260 and $(2,118) for the years ending December 31, 1999, 1998 and 1997, respectively, has been reflected in selling, general and administrative expenses in the accompanying financial statements. As of December 31, 1999 and 1998, the Company owes $256 and $200, respectively, for such services.

11. Stock Compensation Plans

      During 1996, the Company’s Board of Directors and stockholders adopted a Stock Option Plan. Under the Stock Option Plan, all full-time employees of the Company and its subsidiaries and affiliates are eligible to participate. During 1999, the Company granted options to purchase 332,790 shares at the fair market value of the Common Stock on the date of the grant. Options granted under the Stock Option Plan have a ten year life and typically vest on a pro-rata basis over periods not in excess of five years. As of December 31, 1999, the aggregate number of shares of Common Stock for which stock options may be granted under the Stock Option Plan may not exceed 2,000,838. As of December 31, 1999, 233,618 shares of Common Stock were available

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

for the grant of options under the Stock Option Plan. Presented below is a summary of the status of stock options held by eligible employees during 1999 and 1998 under the Stock Option Plan:

	Year Ended December 31,

	1999		1998		1997

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,227,390	$18.06	1,078,975	$18.45	1,026,500	$13.90

Granted	332,790	7.23	492,390	17.67	594,800	18.98

Exercised	—	—	186,600	11.50	503,000	10.34

Forfeited	78,386	20.25	157,375	25.82	39,325	11.41

Options outstanding at end of year	1,431,794	$15.16	1,227,390	$18.06	1,078,975	$18.45

      The following table summarizes the status of UAG’s employee stock options outstanding and exercisable at January 1, 2000:

		Weighted
		Average	Weighted		Weighted
Range of	Stock	Remaining	Average	Stock	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$7 to $10	490,800	8.07	$8.07	135,440	$10.00
$10 to $22	840,994	7.92	17.54	233,449	17.58
$30	100,000	6.75	30	60,000	30.00

	1,431,794			428,889

      The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”). Had the Company elected to recognize compensation expense for stock options based on the fair value at the grant dates of awards, net income and earnings per share would have been as follows:

	Year Ended December 31,

	1999	1998	1997

Income (loss) from continuing operations	$24,516	$12,253	$(8,556)

Income (loss) from continuing operations per diluted share	0.92	0.59	(0.47)

Net income (loss)	25,294	(1,922)	(10,760)

Net income (loss) per diluted share	0.95	(0.09)	(0.59)

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 49.7% in 1999 and 30.0% in 1998 and 1997; risk-free interest rate of 8.0% in 1999 and 7.0% in 1998 and 1997; and expected lives of five years. The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 is $3.85, $6.99 and $4.74 per share, respectively.

      In connection with the Securities Purchase Agreement, the Company issued 800,000 options during 1999 to purchase Common Stock with an exercise price of $10.00 per share. The Company recorded $2,250 in compensation expense during 1999 relating to the issuance of such options.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

12.  Stockholders’ Equity

      At December 31, 1999 and 1998, the following classes of stock are authorized, issued or outstanding (share amounts in thousands):

Series A Preferred Stock, $0.0001 par value; 10 shares authorized, 8 issued and outstanding	$—	$—

Series B Preferred Stock, $0.0001 par value; 10 shares authorized, 1 issued and outstanding	—	—

Common Stock, $0.0001 par value, 40,000 shares authorized; 21,882 shares issued, including 561 treasury shares, at December 31, 1999; 20,133 shares issued, including 443 treasury shares, at December 31, 1998	2	2

Non-voting Common Stock, $0.0001 par value; 7,125 shares authorized, none issued and outstanding, at December 31, 1999; 1,125 shares authorized, 605 issued and outstanding, at December 31, 1998	—	—

Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—

Additional paid-in-capital	414,318	352,591

Retained earnings (accumulated deficit)	16,545	(10,943)

Total stockholders’ equity	$430,865	$341,650

      On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (“IMCG II”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “Purchaser”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), (ii) an aggregate of 396.876 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (iii) warrants (the “Warrants”) to purchase (a) 3,898,665 shares of the Company’s voting Common Stock, par value $0.0001 per share (the “Common Stock”), and (b) 1,101,335 shares of the Company’s non-voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”) for $83,000. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II’s dividends will be paid in shares of Series B Preferred Stock. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004.

      The transaction was consummated in two steps: first, the acquisition of approximately $33,550 of Series A Preferred Stock and, second, the acquisition of approximately $49,450 of Series A Preferred Stock, Series B Preferred Stock and Warrants. The first step of the transaction closed on May 3, 1999. The Series A Preferred Stock issued on May 3, 1999 was subject to mandatory redemption by the Company at the Purchaser’s option under certain circumstances prior to the second closing. On August 3, 1999, the transaction was approved by the Company’s stockholders, after which the second step of the transaction closed. Proceeds from the issuance of the securities pursuant to the Securities Purchase Agreement were used to prepay the remaining $44,400 of term loans and $18,400 of revolving loan commitments outstanding under the Company’s credit agreement, to pay approximately $6,800 of fees incurred in connection with the execution of the Securities Purchase Agreement and fund certain acquisition related costs.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

13.  Income Taxes

      The income tax (provision) benefit relating to income (loss) from continuing operations consisted of the following:

	Year Ended December 31,

	1999	1998	1997

Current:

Federal	$(7,091)	$(278)	$—

State and local	(3,352)	(3,687)	(1,879)

Foreign	(964)	(228)	(53)

Total current	(11,407)	(4,193)	(1,932)

Deferred:

Federal	(9,085)	(4,733)	3,149

State and local	(517)	(1,937)	2,763

Foreign	(405)	(691)	—

Total deferred	(10,007)	(7,361)	5,912

Income tax (provision) benefit relating to continuing operations	$(21,414)	$(11,554)	$3,980

      The income tax (provision) benefit relating to income (loss) from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,

	1999	1998	1997

Income tax (provision) benefit relating to continuing operations at Federal statutory rate of 35%	$(17,096)	$(8,818)	$4,122

State and local income taxes, net of federal benefit	(2,516)	(1,994)	496

Impact of change in effective state rate on temporary differences, net of federal benefit	—	(1,641)	—

Valuation allowance	—	1,700	—

Non-deductible amortization of goodwill	(1,330)	(1,412)	(750)

Revision to estimated liabilities	—	903	—

Other	(472)	(292)	112

Income tax (provision) benefit relating to continuing operations	$(21,414)	$(11,554)	$3,980

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities reported for financial accounting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31, 1999 and 1998 were as follows:

	1999	1998

Deferred Tax Assets

Net operating loss carryforwards	$2,105	$4,387

Accrued liabilities	2,534	5,940

Partnership investments	346	866

Capital loss carryforwards	3,007	3,990

Sale of finance receivables and other items	1,913	4,527

Issuance of compensatory stock options	810	—

Other	1,013	2,423

Total deferred tax assets	11,728	22,133

Valuation allowance	(1,490)	(1,490)

Net deferred tax assets	$10,238	$20,643

Deferred Tax Liabilities

Depreciation and amortization	$(15,679)	$(10,236)

Total deferred tax liabilities	(15,679)	(10,236)

Net deferred tax assets (liabilities)	$(5,441)	$10,407

      At December 31, 1999, the Company has $41,776 of state net operating loss carryforwards that expire at various dates through 2019.

14.  Supplemental Cash Flow Information

      The following table presents supplementary cash flow information:

	1999	1998	1997

Cash paid interest	$28,397	$26,683	$8,016

Cash paid income taxes	9,587	3,234	3,321

Non-cash financing and investing activities:

Dealership acquisition costs financed by issuance of stock	—	36,100	28,150

Dealership acquisition cost financed by long-term debt	1,500	12,200	27,104

15. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data(1)(2):
1999

Total revenues	$904,732	$1,043,598	$1,085,366	$988,821

Gross profit	124,758	141,832	146,484	136,363

Income from continuing operations	3,698	8,620	8,969	5,423

Net income	3,698	8,620	9,317	5,853

Income from continuing operations per diluted common share	0.16	0.35	0.31	0.18

Net income per diluted common share	0.16	0.35	0.32	0.19

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data(1)(2):
1998(4)

Total revenues	$711,709	$896,419	$897,006	$838,013

Gross profit	96,515	121,092	128,591	109,419

Income (loss) from continuing operations	2,291	8,027	8,060	(5,000)

Net income (loss)	1,064	8,193	8,227	(18,281)

Income (loss) from continuing operations per diluted common share	0.12	0.39	0.39	(0.22)

Net income (loss) per diluted common share	0.05	0.40	0.40	(0.81)

(1)	As discussed in Note 3, the results of UAF have been recorded as discontinued operations.

(2)	As discussed in Note 8, the Company recorded an extraordinary gain of $320 in the third quarter of 1999, an extraordinary gain of $412 in the fourth quarter of 1999 and an extraordinary loss of $1,235 in the first quarter of 1998.

(3)	As discussed in Note 2, the Company recorded a $12,550 charge during the fourth quarter of 1998.

(4)	Includes the results of the Skelton Group, the Young Group, the Classic Group, Graceland Dodge, Pioneer Ford, the San Diego dealerships and Citrus Dodge from their respective dates of acquisition.

      The net income (loss) per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year net income (loss) per common share amounts.

Exhibit Index

Exhibit
Number	Description

3.1(l)	Certificate of Amendment of Certificate of Incorporation of the Company dated August 3, 1999
3.2(b)	Restated Bylaws
4.1(b)	Specimen Common Stock Certificate
4.2(f)	Indenture, dated as of July 23, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Note and Guarantee
4.4(f)	Indenture, dated as of September 16, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including from of Series B Note and Guarantee
4.5(k)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999
10.1(k)	Stockholders Agreement, dated as of May 3, 1999, by and among AIF II, L.P., Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Trace International Holdings, Inc., and the Company
10.1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among the Company and the investors listed therein, as amended July 31, 1996
10.1.4(b)	Form of Warrant
10.1.8(b)	Stock Option Plan of the Company
10.1.8.1(i)	Amendment to Stock Option Plan of the Company
10.1.11(b)	Letter, dated July 24, 1996, between the Company and Toyota Motor Sales U.S.A., Inc.
10.1.13(b)	Non-employee Director Compensation Plan of the Company
10.1.14(b)	Form of Agreement among the Company, certain of its affiliates and American Honda Motor Co., Inc.
10.1.15(b)	Form of Option Certificate of the Company in favor of Samuel X. DiFeo and Joseph C. DiFeo
10.1.18(d)	Consulting Agreement, dated March 3, 1997, between the Company and Carl Spielvogel
10.1.19.1(a)	Credit Agreement dated as of August 3, 1999 among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent
10.1.19.2(a)	First Amendment to Credit Agreement dated as of August 3, 1999 among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent
10.1.19.3(a)	Second Amendment to Credit Agreement dated as of August 3, 1999 among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent
10.2(k)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and the Company
10.2.1(b)	Honda Automobile Dealer Sales and Service Agreement, including Standard Provisions
10.2.2(b)	Lexus Dealer Agreement, including Standard Provisions

Exhibit
Number	Description

10.2.3(b)	Mitsubishi Dealer Sales and Services Agreement, including Standard Provisions
10.2.4(b)	BMW of North America, Inc., Dealer Agreement, including Standard Provisions
10.2.5(b)	Suzuki Term Dealer Sales and Service Agreement, including Standard Provisions
10.2.6(b)	Toyota Dealer Agreement, including Standard Provisions
10.2.7(b)	General Motors Dealer Sales and Service Agreement, including Standard Provisions
10.2.9(b)	Nissan Dealer Sales and Service Agreement, including Standard Provisions
10.2.10(b)	Chrysler Corporation Term Sales and Service Agreement, including Standard Provisions
10.2.15(b)	Hyundai Motor America Dealer Sales and Service Agreement, including Standard Provisions
10.2.21 and 22(b)	Isuzu Dealer Sales and Service Agreement, including Standard Provisions
10.2.26(b)	Settlement Agreement, dated as of October 3, 1996, among the Company and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand
10.3(l)	Stock Option Agreement, dated as of August 3, 1999, between the Company and Roger S. Penske
10.3.1(g)	Ford Sales and Service Agreement, including Standard Provisions
10.4(l)	Stock Option Agreement, dated as of August 3, 1999 between the Company and Marshall S. Cogan
10.4.5(b)	Employment Agreement, dated as of August 1, 1995, between Landers Auto Sales, Inc., and Steve Landers
10.5.13(b)	Employment Agreement, dated as of January 16, 1996, among the Company, UAG Atlanta, Inc. and John Smith
10.8.1(b)	Stock Purchase Agreement, dated as of June 6, 1996, among the Company, UAG West, Inc., Scottsdale Jaguar, LTD., SA Automotive, LTD., SL Automotive, LTD., SPA Automotive, LTD., LRP, LTD., Sun BMW, LTD., Scottsdale Management Group, LTD., 6725 Dealership LTD., and certain parties named therein, as amended on October 21, 1996 by Amendment No. 1, Amendment No. 2 and Amendment No. 3
10.8.3(b)	Form of Employment Agreement between the Company, UAG West, Inc., and Steven Knappenberger
10.8.5(b)	Audi Dealer Agreement, including Standard Provisions
10.8.6(b)	Acura Automobile Dealer Sales and Service Agreement, including Standard Provisions
10.8.8(b)	Porsche Sales and Service Agreement, including Standard Provisions
10.8.9(b)	Land Rover North America, Inc. Dealer Agreement, including Standard Provisions
10.8.21(e)	Rolls-Royce Dealer Agreement
10.11.1(c)	Agreement and Plan of Merger, dated December 16, 1996, among Crown Jeep Eagle, Inc., Berylson, Inc., Shannon Automotive, Ltd., Kevin J. Coffey, Paul J. Rhodes, the Company, UAG Texas, Inc., and UAG Texas II, Inc.
10.13.1(d)	Stock Purchase Agreement, dated February 19, 1997, among the Company, UAG East, Inc., Amity Auto Plaza, Ltd., Massapequa Imports Ltd., Westbury Nissan Ltd., Westbury Superstore Ltd., J&S Auto Refinishing Ltd., Florida Chrysler Plymouth Jeep Eagle Inc., Palm Auto Plaza, Inc., West Palm Infiniti Inc., West Palm Nissan Inc., Northlake Auto Finish Inc., John A. Staluppi and John A. Staluppi, Jr., as amended April 7, 1997 and April 30, 1997

Exhibit
Number	Description

10.15.1(e)	Stock Purchase Agreement, dated April 12, 1997, among the Company, Gene Reed Chevrolet, Inc., Michael Chevrolet–Oldsmobile, Inc., Reed-Lallier Chevrolet, Inc., Gene Reed, Jr., Michael L. Reed, Michael G. Lallier, Deborah B. Lallier, John P. Jones, Charles J. Bradshaw, Charles J. Bradshaw, Jr., Julia D. Bradshaw and William B. Bradshaw, as amended May 31, 1997
10.18.1(f)	Stock Purchase Agreement, dated July 25, 1997 among the Company, UAG Classic, Inc., Classic Auto Group, Inc., Cherry Hill Classic Cars, Inc., Classic Enterprises, Inc., Classic Buick, Inc., Classic Chevrolet, Inc., Classic Management, Inc., Classic Turnersville, Inc., Classic Imports, Inc., and Thomas J. Hessert, Jr. (as amended)
10.19.1.1(f)	Stock Purchase Agreement, dated as of September 25, 1997 among the Company, UAG Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young Management Group, Inc., and certain parties named therein
10.19.1.2(f)	Agreement and Plan of Merger, dated as of September 25, 1997 among the Company, UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Paramount Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc., and certain parties named therein
10.19.1.3(h)	Amendment to Stock Purchase Agreement, dated January 31, 1998, between and among United Auto Group, Inc., UAG Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young Management Group, Inc., and certain parties named therein
10.19.1.4(h)	Amendment to Agreement and Plan of Merger, dated January 31, 1998, between and among United Auto Group, Inc., UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Kissimmee Motors, Inc., Paramount Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc., and certain parties named therein
10.20.1(j)	Securities Purchase Agreement, dated as of April 12, 1999, among the Company and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
10.20.2(j)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.3(j)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
10.20.4(j)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.7(k)	Registration Rights Agreement, dated as of May 3, 1999, by and among the Company, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.21(a)	Severance Agreement, dated May 3, 1999 between the Company and Robert Nelson.
10.22(a)	Severance Agreement, dated August 2, 1999 between the Company and James Davidson.
10.23(a)	Letter Agreement dated August 3, 1999 between the Company and Samuel X. DiFeo.
21.1(a)	Subsidiaries of the Company
23.1(a)	Consent of PricewaterhouseCoopers, LLP
23.2(a)	Consent of Deloitte & Touche, LLP

Exhibit
Number	Description

27.1(a)	December 31, 1999 Financial Data Schedule
27.2(a)	September 30, 1999 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.3(a)	June 30, 1999 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.4(a)	March 31, 1999 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.5(a)	December 31, 1998 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.6(a)	September 30, 1998 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.7(a)	June 30, 1998 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.8(a)	March 31,1998 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.
27.9(a)	December 31, 1997 Financial Data Schedule, restated to reflect the reclassification of floor plan interest expense out of cost of sales.

(a)	Filed herewith

(b)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-09429

(c)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed on December 24, 1996, File No. 001-12297

(d)	Incorporated herein by reference to the identically number exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 001-12297

(e)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-12297

(f)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297

(g)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-12297

(h)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed on February 20, 1998, File No. 001-12297

(i)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-12297

(j)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297

(k)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297

(l)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297

(d)	Schedules — No Financial Statement Schedules are required to be filed as part of this Annual Report on Form 10-K.