Form 10-Q
period 2000-03-31
UNITED AUTO GROUP INC
filed 2000-05-15
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12297

UNITED AUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3086739 (I.R.S. Employer Identification No.)

13400 Outer Drive West, Detroit, Michigan 48239	10152

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (313) 592-7311

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...x... No.........

      As of May 12, 2000, there were 20,585,859 shares of voting common stock outstanding.

TABLE OF CONTENTS

PART I

United Auto Group, Inc.

Consolidated Condensed Balance Sheets

(In Thousands)

	March 31,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Cash and cash equivalents	$15,524	$19,847

Accounts receivable, net	148,216	140,473

Inventories	553,762	508,289

Other current assets	11,036	10,723

Total current assets	728,538	679,332

Property and equipment, net	76,947	68,232

Intangible assets, net	530,853	494,957

Net assets of discontinued operations	13,747	13,747

Other assets	19,191	23,069

Total Assets	$1,369,276	$1,279,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Floor plan notes payable	$503,098	$478,460

Accounts payable	48,081	47,113

Accrued expenses	47,145	46,328

Current portion of long-term debt	12,671	10,389

Total current liabilites	610,995	582,290

Long-term debt	286,804	218,535

Other long-term liabilites	46,702	47,647

Total liabilities	944,501	848,472

Stockholders’ Equity

Preferred stock	—	—

Common stock	2	2

Additional paid-in-capital	402,588	414,318

Retained earnings	22,185	16,545

Total stockholders’ equity	424,775	430,865

Total Liabilites and Stockholders’ Equity	$1,369,276	$1,279,337

See Notes to Consolidated Condensed Financial Statements

United Auto Group, Inc.

Consolidated Condensed Statements of Income

(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

New vehicle sales	$663,800	$524,691

Used vehicle sales	293,071	250,669

Finance and insurance	43,735	36,664

Service and parts	110,161	92,708

Total revenues	1,110,767	904,732

Cost of sales	958,654	779,974

Gross profit	152,113	124,758

Selling, general and administrative expenses	124,844	103,552

Operating income	27,269	21,206

Floor plan interest expense	(9,918)	(6,503)

Other interest expense	(6,863)	(8,442)

Other income (expense), net	—	794

Income from continuing operations before minority interests and income taxes	10,488	7,055

Minority interests	(231)	(148)

Income taxes	(4,617)	(3,209)

Income from continuing operations	5,640	3,698

Income from discontinued operations, net of tax	—	—

Net income	$5,640	$3,698

Basic income from continuing operations per common share	$0.21	$0.17

Basic net income per common share	$0.21	$0.17

Income from continuing operations per diluted common share	$0.19	$0.16

Net income per diluted common share	$0.19	$0.16

Shares used in computing basic per share data	21,278	21,895

Shares used in computing diluted per share data	30,074	23,307

See Notes to Consolidated Condensed Financial Statements

United Auto Group, Inc.

Consolidated Condensed Statements of Cash Flow

(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2000	1999

Operating activities:

Net income	$5,640	$3,698

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	5,377	4,555

Minority interests	231	148

Changes in operating assets and liabilities

Accounts receivable	(1,944)	(3,346)

Inventories	(16,061)	(26,984)

Floor plan notes payable	(1,511)	21,184

Accounts payable and accrued expenses	(4,536)	(5,146)

Other	5,114	2,476

Net cash used in operating activities	(7,690)	(3,415)

Investing activities:

Purchase of equipment and improvements	(9,013)	(5,038)

Dealership acquisitions	(46,173)	(4,624)

Net cash used in investing activities	(55,186)	(9,662)

Financing activities:

Proceeds from borrowings of long-term debt	75,000	—

Payments of long-term debt and capital leases	(4,714)	(3,229)

Repurchase of common stock	(11,733)	—

Net cash provided by (used in) financing activities	58,553	(3,229)

Net cash provided by discontinued operations	—	900

Net decrease in cash and cash equivalents	(4,323)	(15,406)

Cash and cash equivalents, beginning of period	19,847	38,538

Cash and cash equivalents, end of period	$15,524	$23,132

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

Notes to Consolidated Condensed Financial Statements

(In Thousands, Except Per Share Amounts)
(Unaudited)

1. Basis of Presentation

The information presented as of March 31, 2000 and 1999 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 1999, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2000	1999

New vehicles	$411,296	$378,311

Used vehicles	113,418	102,332

Parts, accessories and other	29,048	27,646

Total inventories	$553,762	$508,289

3. Business Combinations

During 2000 and 1999, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition. The acquisitions closed during the three month periods ended March 31, 2000 and 1999 were not significant individually or in the aggregate. Total consideration for acquisitions completed during the three month periods ended March 31, 2000 and 1999 amounted to $46,173 and $4,624, respectively.

4. Managed Dealerships

In prior years, the Company entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships awaited final manufacturer approval. Pursuant to such management agreements, the Company was paid a monthly fee for managing all aspects of the operations of such dealerships. During 1999, the Company completed the acquisition of all dealerships operated pursuant to management agreements. Management fee income amounting to $794 for the three month period ended March 31, 1999 has been included in other income (expense), net in the accompanying consolidated condensed statements of income.

UNITED AUTO GROUP, INC.

Notes to Consolidated Condensed Financial Statements (continued)

(In Thousands, Except Per Share Amounts)
(Unaudited)

5. Discontinued Operations

In December 1998, the Company discontinued the auto finance business of its wholly-owned subsidiary United Auto Finance, Inc. (“UAF”). As a result, UAF is reported as a discontinued operation in the accompanying consolidated condensed statements of income. In addition, the remaining assets and liabilities of UAF have been presented as a non-current asset on the consolidated condensed balance sheets.

Summarized financial information of discontinued operations follows:

	Three Months Ended March 31,

	2000	1999

Revenues	$391	$1,219

Income from operations	—	—

Net income	—	—

Net income per diluted common share	—	—

	As of	As of
	March 31,	December 31,
	2000	1999

Cash and cash equivalents	$2,565	$2,852

Restricted cash	—	4

Finance assets, net	13,013	12,883

Other assets	381	429

Accrued liabilities and other liabilities	2,212	2,421

6. Earnings Per Share

Income available to common shareholders used in the computation of basic earnings per share data was computed based on income from continuing operations and net income, each as adjusted to reflect accrued dividends relating to outstanding preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of stock options, preferred stock and warrants. The 1999 computation of diluted earnings per share data also included the dilutive effect of the minimum share price guarantee on 595,052 shares of common stock issued in connection with the acquisition of the Young Automotive Group in 1998. A reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the three month periods ended March 31, 2000 and 1999 follows:

UNITED AUTO GROUP, INC.
Notes to Consolidated Condensed Financial Statements (continued)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,

	2000	1999

Weighted average number of common shares outstanding	21,278,000	21,895,000

Effect of stock options, preferred stock and warrants	8,796,000	14,000

Effect of minimum stock price guarantee	—	1,398,000

Weighted average number of common shares outstanding, including effect of dilutive securities	30,074,000	23,307,000

7. Supplemental Cash Flow Information

The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Three Months Ended March 31,

	2000	1999

Cash paid for interest	$10,160	$13,024

Cash paid for income taxes	1,628	645

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As an integral part of its dealership operations, the Company retails new and used automobiles and light trucks, operates service and parts departments, operates collision repair centers and sells various aftermarket products, including finance, warranty, extended service and insurance contracts.

New vehicle revenues include sales to retail and fleet customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories, finance contracts, warranty policies, extended service contracts and credit insurance policies, as well as fees for placing finance and lease contracts. Service, parts and collision repair revenues include the sale of repair and maintenance services, replacement parts and body shop repairs.

The Company’s selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal, and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. Other interest expense consists of interest charges on all of the Company’s interest-bearing debt, other than interest relating to floor plan inventory financing which is included in floor plan interest expense.

The Company made a number of dealership acquisitions in 2000 and 1999. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues. Revenues increased by $206.0 million, or 22.8%, from $0.9 billion to $1.1 billion. The overall increase in revenues is due primarily to: (i) an aggregate 13.3% increase in retail revenues at dealerships owned prior to January 1, 1999 and (ii) dealership acquisitions made subsequent to January 1, 1999; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 1999 reflects 16.5%, 7.7%, 16.0% and 6.4% increases in new retail vehicle sales, used retail vehicle sales, finance and insurance and service and parts revenues, respectively.

Sales of new vehicles increased by $139.1 million, or 26.5%, from $524.7 million to $663.8 million. The increase is due primarily to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1999 is due primarily to a 13.3% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of new vehicles increased by 25.8%, due principally to the net increase at dealerships owned prior to January 1, 1999 and acquisitions, offset by the decrease due to divested dealerships. The Company retailed 25,466 new vehicles (64.2% of total retail vehicle sales) during the three months ended March 31, 2000, compared with 20,240 new vehicles (61.7% of total retail vehicle sales) during the three months ended March 31, 1999.

Sales of used vehicles increased by $42.4 million, or 16.9%, from $250.7 million to $293.1 million. The increase is due primarily to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1999 is due primarily to a 4.1% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of used vehicles increased by 12.9%, due principally to the net increase at dealerships owned prior to January 1, 1999 and acquisitions, offset by the decrease due to divested dealerships. The Company retailed 14,195 used vehicles (35.8% of total retail vehicle sales) during the three months ended March 31, 2000 compared with 12,569 used vehicles (38.3% of total retail vehicle sales) during the three months ended March 31, 1999.

Finance and insurance revenues increased by $7.1 million, or 19.3%, from $36.7 million to $43.7 million. The increase is due primarily to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; offset by (i) a decrease resulting from the divestiture of certain dealerships and (ii) a 4.5% decrease in revenues at United Auto Care, a wholly owned subsidiary of the Company.

Service and parts revenues increased by $17.4 million, or 18.8%, from $92.7 million to $110.2 million. The increase is due primarily to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; offset by a decrease resulting from the divestiture of certain dealerships.

Gross Profit. Gross profit increased by $27.4 million, or 21.9%, from $124.8 million to $152.1 million. The increase in gross profit is due to: (i) an aggregate 13.3% increase in retail gross profit at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues decreased from 13.8% to 13.7%. The decrease in gross profit as a percentage of revenues is primarily attributable to: (i) an aggregate decrease in finance and insurance and service and parts revenues as a percentage of total revenues during 2000, (ii) a decrease in gross profit margins on new and used retail vehicle sales revenues and (iii) a decrease in gross profit margins on finance and insurance revenues; offset in part by improved gross profit margins on service and parts revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $21.3 million, or 20.6%, from $103.6 million to $124.8 million. Such expenses as a percentage of revenue decreased from 11.4% to 11.2%, and as a percentage of gross profit from 83.0% to 82.1%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a 9.3% increase at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to January 1, 1999 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 13.3% increase in retail gross profit over the prior year.

Floor Plan Interest Expense. Floor plan interest expense increased by $3.4 million, or 52.5%, from $6.5 million to $9.9 million. The increase in floor plan interest expense is due to: (i) an aggregate 24.1% increase at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; offset by a decrease resulting from the divestiture of certain dealerships. The increase at stores owned prior to January 1, 1999 is due primarily to an increase in inventory levels compared to 1999.

Other Interest Expense. Other interest expense decreased by $1.6 million, or 18.7%, from $8.4 million to $6.9 million. The decrease is due primarily to: (i) the paydown of indebtedness with proceeds from equity offerings and (ii) the effect of refinancing a portion of the Company’s 11% Senior Subordinated Notes due 2007 (the “Notes”) with lower interest borrowings under the Company’s Credit Agreement, dated as of August 3, 1999, as amended (the “Credit Agreement); offset in part by (i) an increase in the Company’s weighted average borrowing rate during 2000 and (ii) an increase in the Company’s acquisition related indebtedness compared to 1999.

Income Taxes. The 2000 income tax provision increased by $1.4 million from $3.2 million to $4.6 million. The increase is due to an increase in pre-tax income compared with 1999, partially offset by a decrease in the Company’s estimated annual effective income tax rate. The decrease in the Company’s estimated annual effective income tax rate is due primarily to a decrease in the Company’s estimated effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Liquidity Requirements

The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the expansion or improvement of existing facilities. Historically, these cash requirements have been met through cash flow from operations and issuances of equity and debt instruments. At March 31, 2000, the Company had working capital of $117.5 million.

The Company finances all of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of the floored new and used vehicles. Substantially all of the assets of the Company’s dealerships, including vehicles and related sales proceeds, are subject to security interests granted to their floor plan lending sources. At March 31, 2000, the Company’s outstanding borrowings under floor plan arrangements amounted to $503.1 million. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in prime or LIBOR interest rates.

During 1999, the Company entered into a Credit Agreement, which provides for up to $360.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of Notes, the repurchase of common stock, letters of credit and general corporate purposes. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.00%, other then borrowings to repurchase the Notes which bear interest at LIBOR plus 3.00%. The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, repurchase capital stock, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. The Credit Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. In addition, substantially all of the assets of the Company’s dealerships not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement. The Company was in compliance with all of its debt covenants at March 31, 2000.

During 1997, the Company completed the sale of $200.0 million aggregate principal amount of the Notes. The indentures governing the Notes require the Company to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. The indentures governing the Notes also limit the Company’s ability to pay dividends based on a formula which takes into account, among other things, the Company’s consolidated net income. The indentures also contain other covenants which restrict the Company’s ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries. During 1999, The Company repurchased and retired $49.0 million of the Notes. As of May 15, 2000, there was $151.0 million principal amount of Notes outstanding.

The indentures governing the Notes contain a provision which requires the Company to offer to purchase all of the then outstanding Notes at a purchase price in cash equal to 101% of their principal amount in the event of a change in control. A change in control will be deemed to have occurred if a purchaser, as defined, beneficially obtains 40% of the voting power, as defined, of the voting stock of the Company. In December 1999, the Company announced its plan to repurchase up to 10% of the total outstanding common stock of the Company. The shares of common stock may be acquired from time to time over a two-year period either through open market purchases, negotiated transactions, or other means based upon market conditions. The repurchase of shares of common stock by the Company has increased the beneficial ownership interest of Penske Capital Partners and certain affiliated entities above 40% of the total ownership of the Company. As a result, the Company has made an offer to purchase the outstanding Notes at a change of control redemption price of 101% of par. The Company has sufficient availability under the Credit Agreement to finance the repurchase of the Notes.

Net cash used in operations during the three months ended March 31, 2000 totaled $7.7 million. Net cash used in investing activities, relating primarily to dealership acquisitions and capital expenditures, totaled $55.2 million. During the three months ended March 31, 2000, the Company incurred net borrowings of $70.3 million and used $11.7 million to repurchase common stock.

At March 31, 2000, the Company had approximately $15.5 million of cash available to fund operations, capital projects and future acquisitions. In addition, $205.0 million, $110.0 million of which is restricted to the repurchase of Notes, is available for borrowing under the Credit Agreement as of May 15, 2000. The Company is a holding company whose assets consist primarily of the ownership of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings to the Company and other advances and payments by such subsidiaries to the Company.

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

SEASONALITY

The Company’s business is modestly seasonal overall. The greatest seasonalities exist with the dealerships in the northeast United States, for which the second and third quarters are the strongest with respect to vehicle related sales. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.

FORWARD LOOKING STATEMENTS

This form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statement of historical facts, included herein or incorporated herein by reference regarding the Company’s financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include the following: (i) the Company is subject to the influence of various manufacturers whose franchises it holds; (ii) the Company is leveraged and subject to restrictions imposed by the terms of its indebtedness; (iii) the Company’s growth depends in large part on the Company’s ability to manage expansion, control costs in its operations and consummate and consolidate dealership acquisitions; (iv) many of the Company’s franchise agreements impose restrictions on the transferability of its common stock; (v) the Company will require substantial additional capital to acquire automobile dealerships and purchase inventory; (vi) unit sales of motor vehicles historically have been cyclical; (vii) the automotive retailing industry is highly competitive; (viii) the automotive retailing industry is a mature industry; (ix) the Company’s success depends to a significant extent on key members of its management; (x) the Company’s business is seasonal; and (xi) the other important risk factors identified in the reports and other documents filed by the Company with the Securities and Exchange Commission. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein

PART II

ITEM 1 — LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 9, 2000.

b)	Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management’s nominees listed in the proxy statement. Each of the three nominees listed in the proxy statement were elected.

c)	The following matters were voted upon at the Annual Meeting:

1.	The election of three Class I directors. The results of the vote follow:

Nominee	Class	For	Abstain

Eustace W. Mita	Class I	20,687,417	523,829

Samuel X. DiFeo	Class I	20,686,417	524,829

Marshall S. Cogan	Class I	19,978,832	1,232,414

2.	Approval of an amendment to the Company’s Stock Option Plan to (i) increase the number of shares of the Company’s common stock that may be granted under the Stock Option Plan from 2,000,838 to 3,000,838 and (ii) to expand the Stock Option Plan to allow grants of options to directors and former employees of the Company. The results of the vote follow:

For	Against	Abstain

20,430,632	763,493	17,121

3.	Ratification of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2000. The results of the vote follow:

For	Against	Abstain

21,188,085	11,025	12,136

ITEM 6 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

10.2.11	Mercedes — Benz USA, Inc. Passenger Car Retailer Agreement including Standard Provisions

10.2.12	Mercedes — Benz USA, Inc. Light Truck Retailer Agreement including Standard Provisions

10.2.13	Mazda North American Sales and Service Agreement including Standard Provisions

27.1	Financial Data Schedule.

(b) Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2000:

1.	January 4, 2000, reporting under Items 5 and 7 (announcement of a share repurchase program and the intention to call $151.0 million principal value of the Company’s Senior Subordinated Notes due 2007).

2.	March 22, 2000, reporting under Items 5 and 7 (announcement of the launch of the tender for $151.0 million principal value of the Company’s Senior Subordinated Notes due 2007).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC. By: /s/ Samuel X. DiFeo Samuel X. DiFeo President and Chief Operating Officer

Date: May 15, 2000

By: /s/ James R. Davidson James R. Davidson Executive Vice President - Finance (Chief Accounting Officer)

Date: May 15, 2000

Exhibit Index

Exhibit No	Description

10.2.11	Mercedes - Benz USA, Inc. Passenger Car Retailer Agreement including Standard Provisions

10.2.12	Mercedes - Benz USA, Inc. Light Truck Retailer Agreement including Standard Provisions

10.2.13	Mazda North American Sales and Service Agreement including Standard Provisions

27	Financial Data Schedule