Form 10-Q
period 2000-06-30
UNITED AUTO GROUP INC
filed 2000-08-10
CIK 1019849

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-12297

UNITED AUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE

(State or other jurisdiction
of incorporation or organization)
22-3086739
(I.R.S. Employer
Identification No.)

13400 Outer Drive West, Detroit, Michigan 48239

(Address of principal executive offices)
10152
(Zip Code)

Registrant’s telephone number, including area code (313) 592-7311

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     As of August 8, 2000, there were 19,008,855 shares of voting common stock outstanding.

Item 1. Financial Statements and Supplementary Data
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II
SIGNATURES
3rd Amendment to Credit Agreement
Stock Purchase and Warrant Agreement
Operting Agreement
Financial Data Schedule

Page

PART I
1. Financial Statements and Supplementary Data

Consolidated Condensed Balance Sheets as of June 30, 2000 and December 31, 1999	1

Consolidated Condensed Statements of Income for the three and six months ended June 30, 2000 and 1999	2

Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999	3

Notes to Consolidated Condensed Financial Statements	4

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II

1. Legal Proceedings	13

6. Exhibits, Financial Statement Schedules and Reports on Form 8-K	13

Signatures	14

Item 1.  Financial Statements and Supplementary Data

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Cash and cash equivalents	$20,005	$19,847

Accounts receivable, net	165,061	140,473

Inventories	595,071	508,289

Other current assets	11,435	10,723

Total current assets	791,572	679,332

Property and equipment, net	90,107	68,232

Intangible assets, net	540,044	494,957

Net assets of discontinued operations	12,457	13,747

Other assets	20,281	23,069

Total Assets	$1,454,461	$1,279,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Floor plan notes payable	$544,811	$478,460

Accounts payable	47,962	47,113

Accrued expenses	47,000	46,328

Current portion of long-term debt	13,498	10,389

Total current liabilities	653,271	582,290

Long-term debt	335,075	218,535

Other long-term liabilities	45,710	47,647

Total liabilities	1,034,056	848,472

Stockholders’ Equity

Preferred stock	—	—

Common stock	2	2

Additional paid-in-capital	391,123	414,318

Retained earnings	29,280	16,545

Total stockholders’ equity	420,405	430,865

Total Liabilities and Stockholders’ Equity	$1,454,461	$1,279,337

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

New vehicle sales	$727,072	$633,337	$1,390,872	$1,158,028

Used vehicle sales	312,306	266,818	605,377	517,487

Finance and insurance	47,969	43,335	91,704	79,999

Service and parts	116,802	100,108	226,963	192,816

Total revenues	1,204,149	1,043,598	2,314,916	1,948,330

Cost of sales	1,037,369	901,766	1,996,023	1,681,740

Gross profit	166,780	141,832	318,893	266,590

Selling, general and administrative expenses	128,912	111,484	253,756	215,036

Operating income	37,868	30,348	65,137	51,554

Floor plan interest expense	(10,539)	(7,221)	(20,457)	(13,724)

Other interest expense	(7,430)	(7,813)	(14,293)	(16,255)

Other income (expense), net	—	602	—	1,396

Income from continuing operations before minority interests and income taxes	19,899	15,916	30,387	22,971

Minority interests	(82)	(213)	(313)	(361)

Income taxes	(8,753)	(7,083)	(13,370)	(10,292)

Income from continuing operations	11,064	8,620	16,704	12,318

Income from discontinued operations, net of tax	—	—	—	—

Income before extraordinary item	11,064	8,620	16,704	12,318

Extraordinary item, net of tax	(3,969)	—	(3,969)	—

Net income	$7,095	$8,620	$12,735	$12,318

Basic income from continuing operations per common share	$0.48	$0.39	$0.68	$0.56

Basic net income per common share	$0.28	$0.39	$0.49	$0.56

Income from continuing operations per diluted common share	$0.38	$0.35	$0.56	$0.53

Net income per diluted common share	$0.24	$0.35	$0.43	$0.53

Shares used in computing basic per share data	20,470	21,907	20,876	21,901

Shares used in computing diluted per share data	29,400	24,422	29,808	23,202

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2000	1999

Operating activities:

Net income	$12,735	$12,318

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	11,081	9,234

Extraordinary item	5,613	—

Minority interests	313	361
Changes in operating assets and liabilities

Accounts receivable	(13,785)	(14,065)

Inventories	(40,895)	(29,834)

Floor plan notes payable	23,407	25,168

Accounts payable and accrued expenses	(8,585)	10,505

Other	4,296	3,631

Net cash provided by (used in) operating activities	(5,820)	17,318

Investing activities:

Purchase of equipment and improvements	(23,060)	(8,056)

Dealership acquisitions	(66,401)	(10,312)

Net cash used in investing activities	(89,461)	(18,368)

Financing activities:

Proceeds from borrowings of long-term debt	268,200	—

Repurchase of 11% Senior Subordinated Notes	(148,824)	—

Repurchase of common stock	(23,195)	—

Payments of long-term debt and capital leases	(1,992)	(29,009)

Issuance of preferred stock and warrants	—	30,691

Net cash provided by financing activities	94,189	1,682

Net cash provided by discontinued operations	1,250	4,500

Net increase in cash and cash equivalents	158	5,132

Cash and cash equivalents, beginning of period	19,847	38,538

Cash and cash equivalents, end of period	$20,005	$43,670

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

1.  Basis of Presentation

      The information presented as of June 30, 2000 and 1999 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 1999, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

2.  Extraordinary Item

      The indentures governing the Company’s 11% Senior Subordinated Notes due 2007 (the “Notes”) contain a provision which requires the Company to offer to purchase all of the then outstanding Notes at a purchase price in cash equal to 101% of their principal amount in the event of a change in control. A change in control is deemed to have occurred if a purchaser, as defined, beneficially obtains 40% of the voting power, as defined, of the voting stock of the Company. During 2000, the Company repurchased approximately three million shares of its common stock through open market purchases, negotiated transactions, or other means at an average price of $9.07. The repurchase of shares of common stock by the Company increased the beneficial ownership interest of Penske Capital Partners and certain affiliated entities above 40% of the total ownership of the Company. As a result, the Company made an offer to purchase the outstanding Notes at a change of control redemption price of 101% of face value. In May 2000, the Company completed the tender for the Notes, pursuant to which it repurchased $147,400 face value, or 97.6%, of the then outstanding Notes. As a result, the Company recorded a $3,969 loss, net of $3,118 of tax, relating to the redemption premium paid for the Notes and the write-off of unamortized deferred financing costs.

3.  Inventories

      Inventories consisted of the following:

	June 30,	December 31,
	2000	1999

New vehicles	$447,514	$378,311

Used vehicles	118,803	102,332

Parts, accessories and other	28,754	27,646

Total inventories	$595,071	$508,289

4.  Business Combinations

      During 2000 and 1999, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition. The acquisitions closed during the six month periods ended June 30, 2000 and 1999 were not significant individually or in the aggregate. Cash consideration for acquisitions completed during the six month periods ended June 30, 2000 and 1999 amounted to $66,401 and $10,312, respectively.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Per Share Amounts)
(Unaudited)

5.  Managed Dealerships

      In prior years, the Company entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships awaited final manufacturer approval. Pursuant to such management agreements, the Company was paid a monthly fee for managing all aspects of the operations of such dealerships. During 1999, the Company completed the acquisition of all dealerships operated pursuant to management agreements. Management fee income amounting to $602 and $1,396 for the three and six month periods ended June 30, 1999 has been included in other income (expense), net in the accompanying consolidated condensed statements of income.

6.  Discontinued Operations

      In December 1998, the Company discontinued the auto finance business of its wholly-owned subsidiary United Auto Finance, Inc. (“UAF”). As a result, UAF is reported as a discontinued operation in the accompanying consolidated condensed statements of income. In addition, the remaining assets and liabilities of UAF have been presented as a non-current asset in the consolidated condensed balance sheets.

      Summarized financial information of discontinued operations follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2000	1999	2000	1999

Revenues	$479	$1,116	$870	$2,335

Income from operations	—	—	—	—

Net income	—	—	—	—

Net income per diluted common share	—	—	—	—

	As of	As of
	June 30,	December 31,
	2000	1999

Cash and cash equivalents	$4,973	$2,852

Restricted cash	—	4

Finance assets, net	9,618	12,883

Other assets	328	429

Accrued liabilities and other liabilities	2,462	2,421

7.  Earnings Per Share

      Income available to common shareholders used in the calculation of basic earnings per share data was computed based on income from continuing operations and net income, each as adjusted to reflect accrued dividends relating to outstanding convertible preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was calculated based on the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of stock options, convertible preferred stock and warrants. A reconciliation of the number of

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Per Share Amounts)
(Unaudited)

shares used in the calculation of basic and dilutive earnings per share for the three and six month periods ended June 30, 2000 and 1999 follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2000	1999	2000	1999

Weighted average number of common shares outstanding	20,470	21,907	20,876	21,901

Effect of stock options, convertible preferred stock and warrants	8,930	2,515	8,932	1,301

Weighted average number of common shares outstanding, including effect of dilutive securities	29,400	24,422	29,808	23,202

8.  Credit Agreement

      During June 2000, the Company amended its Credit Agreement, dated as of August 3, 1999, as amended (the “Credit Agreement”), pursuant to which the amount of revolving credit available for acquisitions, working capital, the repurchase of common stock, letters of credit and general corporate purposes was increased from $250,000 to $390,000. In addition, the Credit Agreement, as amended, provides for an additional $186,000 of term loans to be used to repurchase Notes. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.00%, other than borrowings to repurchase Notes which bear interest at LIBOR plus 3.00%. As of June 30, 2000, the Company’s outstanding borrowings under the Credit Agreement amounted to $323,114, $186,000 of which was incurred in connection with the repurchase of Notes.

9.  Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Six Months Ended
	June 30,

	2000	1999

Cash paid for interest	$15,828	$14,886

Cash paid for income taxes	7,250	2,688

Dealership acquisition costs financed with seller notes	2,000	1,500

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

      Revenues.  Revenues increased by $160.6 million, or 15.4%, from $1.0 billion to $1.2 billion. The overall increase in revenues is due primarily to: (i) an aggregate 4.5% increase in retail revenues at dealerships owned prior to April 1, 1999 and (ii) dealership acquisitions made subsequent to April 1, 1999; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to April 1, 1999 reflects 3.5%, 6.0%, 5.2% and 7.5% increases in new retail vehicle sales, used retail vehicle sales, finance and insurance and service and parts revenues, respectively.

      Sales of new vehicles increased by $93.7 million, or 14.8%, from $633.3 million to $727.1 million. The increase is due primarily to: (i) a 3.5% increase at dealerships owned prior to April 1, 1999 and (ii) acquisitions made subsequent to April 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to April 1, 1999 is due primarily to a 1.9% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of new vehicles increased by 13.8%, due principally to: (i) the net increase at dealerships owned prior to April 1, 1999 and (ii) acquisitions made subsequent to April 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 27,327 new vehicles (64.9% of total retail vehicle sales) during the three months ended June 30, 2000, compared with 24,018 new vehicles (64.0% of total retail vehicle sales) during the three months ended June 30, 1999.

      Sales of used vehicles increased by $45.5 million, or 17.0%, from $266.8 million to $312.3 million. The increase is due primarily to: (i) a 6.0% increase at dealerships owned prior to April 1, 1999 and (ii) acquisitions made subsequent to April 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to April 1, 1999 is due primarily to a 1.6% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of used vehicles increased by 9.3%, due principally to: (i) the net increase at dealerships owned prior to April 1, 1999 and (ii) acquisitions made subsequent to April 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 14,776 used vehicles (35.1% of total retail vehicle sales) during the three months ended June 30, 2000 compared with 13,517 used vehicles (36.0% of total retail vehicle sales) during the three months ended June 30, 1999.

      Finance and insurance revenues increased by $4.6 million, or 10.7%, from $43.3 million to $48.0 million. The increase is due primarily to: (i) a 5.2% increase at dealerships owned prior to April 1, 1999 and (ii) acquisitions made subsequent to April 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $16.7 million, or 16.7%, from $100.1 million to $116.8 million. The increase is due primarily to: (i) a 7.5% increase at dealerships owned prior to April 1, 1999 and (ii) acquisitions made subsequent to April 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit.  Gross profit increased by $25.0 million, or 17.6%, from $141.8 million to $166.8 million. The increase in gross profit is due to: (i) an aggregate 6.2% increase in retail gross profit at stores owned prior to April 1, 1999 and (ii) acquisitions made subsequent to April 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues increased from 13.6% to 13.9%. The increase in gross profit as a percentage of revenues is primarily attributable to: (i) an increase in gross profit margins on new retail vehicle sales revenues, (ii) improved gross profit margins on service and parts revenues and (iii) a reduction in losses attributable to wholesale sales activity; partially offset by: (i) an aggregate decrease in finance and insurance and service and parts revenues as a percentage of total revenues during 2000, (ii) a decrease in gross profit margins on used retail vehicle sales revenues and (iii) a decrease in gross profit margins on finance and insurance revenues.

      Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $17.4 million, or 15.6%, from $111.5 million to $128.9 million. Such expenses represented 10.7% of total revenues during 2000, which is consistent with the comparable prior year period. Selling, general and administrative expenses as a percentage of gross profit decreased from 78.6% to 77.3%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a 6.2% increase at stores owned prior to April 1, 1999 and (ii) acquisitions made subsequent to April 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to April 1, 1999 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 6.2% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense.  Floor plan interest expense increased by $3.3 million, or 45.9%, from $7.2 million to $10.5 million. The increase in floor plan interest expense is due to: (i) an aggregate 19.2% increase at stores owned prior to April 1, 1999 and (ii) acquisitions made subsequent to April 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at stores owned prior to April 1, 1999 is due primarily to an increase in inventory levels compared to 1999 and an increase in the Company’s weighted average borrowing rate during 2000.

      Other Interest Expense.  Other interest expense decreased by $0.4 million, or 4.9%, from $7.8 million to $7.4 million. The decrease is due primarily to: (i) the paydown of indebtedness with proceeds from equity offerings during 1999 and (ii) the effect of refinancing the Company’s $200.0 million of 11% Senior Subordinated Notes due 2007 (the “Notes”) with lower interest borrowings under the Company’s Credit Agreement, dated as of August 3, 1999, as amended (the “Credit Agreement”); partially offset by: (i) an increase in the Company’s weighted average borrowing rate during 2000 and (ii) an increase in the Company’s acquisition related indebtedness.

      Income Taxes.  The 2000 income tax provision increased by $1.7 million from $7.1 million to $8.8 million. The increase is due to an increase in pre-tax income compared with 1999, partially offset by a decrease in the Company’s estimated annual effective income tax rate. The decrease in the Company’s estimated annual effective income tax rate is due primarily to a decrease in the Company’s estimated effective state tax rate.

      Extraordinary Item.  The extraordinary charge of $4.0 million, net of $3.1 million of tax, represents a loss resulting from the redemption premium paid for the Notes and the write-off of unamortized deferred financing costs relating to the Notes.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

      Revenues.  Revenues increased by $366.6 million, or 18.8%, from $1.9 billion to $2.3 billion. The overall increase in revenues is due primarily to: (i) an aggregate 8.4% increase in retail revenues at dealerships owned prior to January 1, 1999 and (ii) dealership acquisitions made subsequent to January 1, 1999; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 1999 reflects 9.3%, 6.5%, 9.8% and 7.2% increases in new retail vehicle sales, used retail vehicle sales, finance and insurance and service and parts revenues, respectively.

      Sales of new vehicles increased by $232.8 million, or 20.1%, from $1.2 billion to $1.4 billion. The increase is due primarily to: (i) a 9.3% increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1999 is due primarily to a 6.9% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of new vehicles increased by 19.3%, due principally to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 52,793 new vehicles (64.6% of total retail vehicle sales) during the six months ended June 30, 2000, compared with 44,258 new vehicles (62.9% of total retail vehicle sales) during the six months ended June 30, 1999.

      Sales of used vehicles increased by $87.9 million, or 17.0%, from $517.5 million to $605.4 million. The increase is due primarily to: (i) a 6.5% increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1999 is due primarily to a 2.5% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of used vehicles increased by 11.1%, due principally to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 28,971 used vehicles (35.4% of total retail vehicle sales) during the six months ended June 30, 2000 compared with 26,086 used vehicles (37.1% of total retail vehicle sales) during the six months ended June 30, 1999.

      Finance and insurance revenues increased by $11.7 million, or 14.6%, from $80.0 million to $91.7 million. The increase is due primarily to: (i) a 9.8% increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $34.2 million, or 17.7%, from $192.8 million to $227.0 million. The increase is due primarily to: (i) a 7.2% increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit.  Gross profit increased by $52.3 million, or 19.6%, from $266.6 million to $318.9 million. The increase in gross profit is due to: (i) an aggregate 8.0% increase in retail gross profit at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues increased from 13.7% to 13.8%. The increase in gross profit as a percentage of revenues is primarily attributable to: (i) an increase in gross profit margins on new retail vehicle sales revenues, (ii) improved gross profit margins on service and parts revenues and (iii) a reduction in losses attributable to wholesale sales activity; partially offset by: (i) an aggregate decrease in finance and insurance and service and parts revenues as a percentage of total revenues during 2000, (ii) a decrease in gross profit margins on used retail vehicle sales revenues and (iii) a decrease in gross profit margins on finance and insurance revenues.

      Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $38.7 million, or 18.0%, from $215.0 million to $253.8 million. Such expenses represented 11.0% of total revenues during 2000, which is consistent with the comparable prior year period. Selling, general and administrative expenses as a percentage of gross profit decreased from 80.7% to 79.6%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a 7.6% increase at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to January 1, 1999 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 8.0% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense.  Floor plan interest expense increased by $6.7 million, or 49.1%, from $13.7 million to $20.5 million. The increase in floor plan interest expense is due to: (i) an aggregate 21.1% increase at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at stores owned prior to January 1, 1999 is due primarily to an increase in inventory levels compared to 1999 and an increase in the Company’s weighted average borrowing rate during 2000.

      Other Interest Expense.  Other interest expense decreased by $2.0 million, or 12.1%, from $16.3 million to $14.3 million. The decrease is due primarily to: (i) the paydown of indebtedness with proceeds from equity offerings during 1999 and (ii) the effect of refinancing the Notes with lower interest borrowings under the Credit Agreement; partially offset by: (i) an increase in the Company’s weighted average borrowing rate during 2000 and (ii) an increase in the Company’s acquisition related indebtedness.

      Income Taxes.  The 2000 income tax provision increased by $3.1 million from $10.3 million to $13.4 million. The increase is due to an increase in pre-tax income compared with 1999, partially offset by a decrease in the Company’s estimated annual effective income tax rate. The decrease in the Company’s estimated annual effective income tax rate is due primarily to a decrease in the Company’s estimated effective state tax rate.

      Extraordinary Item.  The extraordinary charge of $4.0 million, net of $3.1 million of tax, represents a loss resulting from the redemption premium paid for the Notes and the write-off of unamortized deferred financing costs relating to the Notes.

Liquidity and Capital Resources

Cash and Liquidity Requirements

      The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the expansion or improvement of existing facilities. Historically, these cash requirements have been met through cash flow from operations and issuances of equity and debt instruments. As of June 30, 2000, the Company had working capital of $138.3 million.

      The Company finances all of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of the floored new and used vehicles. Substantially all of the assets of the Company’s dealerships, including vehicles and related sales proceeds, are subject to security interests granted to the floor plan lending sources. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in prime or LIBOR interest rates. As of June 30, 2000, the Company’s outstanding borrowings under floor plan arrangements amounted to $544.8 million. The Company’s Credit Agreement provides for up to $390.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of common stock, letters of credit and general corporate purposes. In addition, the Credit Agreement provides for up to $186.0 million to be used to repurchase Notes. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.00%, other then borrowings to repurchase Notes which bear interest at LIBOR plus 3.00%. The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, repurchase capital stock, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. The Credit Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. Further, substantially all of the assets of the Company’s dealerships not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement. As of June 30, 2000, the Company’s outstanding borrowings under the Credit Agreement amounted to $323.1 million, $186.0 million of which was incurred in connection with the repurchase of Notes.

      The indentures governing the Notes require the Company to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. Such indentures also limit the Company’s ability to pay dividends based on a formula which takes into account, among other things, the Company’s consolidated net income, and contain other covenants which restrict the Company’s ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries.

      The indentures governing the Notes also contain a provision which requires the Company to offer to purchase all of the then outstanding Notes at a purchase price in cash equal to 101% of their principal amount in the event of a change in control. A change in control is deemed to have occurred if a purchaser, as defined, beneficially obtains 40% of the voting power, as defined, of the voting stock of the Company. During 2000, the Company repurchased approximately three million shares of its common stock through open market purchases, negotiated transactions, or other means based upon market conditions. The repurchase of shares of common stock by the Company increased the beneficial ownership interest of Penske Capital Partners and certain affiliated entities above 40% of the total ownership of the Company. As a result, the Company made an offer to purchase the outstanding Notes at a change of control redemption price of 101% of face value. In May 2000, the Company completed the tender for the then outstanding Notes, pursuant to which it repurchased $147.4 million face value of Notes. As of August 8, 2000, there was $3.6 million face value amount of Notes outstanding.

      Net cash used in operations during the six months ended June 30, 2000 totaled $5.8 million. Net cash used in investing activities, relating primarily to dealership acquisitions and capital expenditures, totaled $89.5 million. During the six months ended June 30, 2000, the Company incurred net borrowings of $117.4 million and used $23.2 million to repurchase common stock.

      As of June 30, 2000, the Company had approximately $20.0 million of cash available to fund operations, capital projects and future acquisitions. In addition, as of August 8, 2000, $181.0 million is available for borrowing under the Credit Agreement. The Company is a holding company whose assets consist primarily of the ownership of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings to the Company and other advances and payments by such subsidiaries to the Company.

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

Item 6 —	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits

10.1.19.4	Third Amendment to Credit Agreement, dated as of June 28, 2000, among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.
10.24	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.25	Operating Agreement dated May 12, 2000 between the Company, Penske Automotive Group, Inc. and CarsDirect.com, Inc.
27.1	Financial Data Schedule.

      (b)  Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2000:

      1.  May 19, 2000, reporting under Items 5 and 7 (announcement of the Company’s strategic alliance with CarsDirect.com, Penske Automotive Group, Inc. and other associated companies).

      2.  June 1, 2000, reporting under Items 5 and 7 (announcement of the completion of the tender for $151.0 million principal value of the Company’s Senior Subordinated Notes due 2007).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ SAMUEL X. DIFEO

Samuel X. DiFeo
President and
Chief Operating Officer

Date: August 10, 2000

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: August 10, 2000

EXHIBIT INDEX

Exhibit No.	Description

10.1.19.4	Third Amendment to Credit Agreement, dated as of June 28, 2000, among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.
10.24	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.25	Operating Agreement dated May 12, 2000 between the Company, Penske Automotive Group, Inc. and CarsDirect.com, Inc.
27.1	Financial Data Schedule.