Form 10-Q
period 2000-09-30
UNITED AUTO GROUP INC
filed 2000-11-14
CIK 1019849

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X	] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-12297

UNITED AUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3086739 (I.R.S. Employer Identification No.)

13400 Outer Drive West, Detroit, Michigan (Address of principal executive offices)	48239 (Zip Code)

Registrant’s telephone number, including area code (313) 592-7311

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     As of November 13, 2000, there were 19,850,331 shares of voting common stock outstanding.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II
SIGNATURES
First Amendment Stock Option Plan
Fourth Amendment to Credit Agreement
General Motors Dealer Sales and Service Agreement
Financial Data Schedule
Risk Factors

Page

PART I
1. Financial Statements and Supplementary Data

Consolidated Condensed Balance Sheets as of September 30, 2000 and December 31, 1999	1

Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2000 and 1999	2

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	3

Notes to Consolidated Condensed Financial Statements	4

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

PART II

1. Legal Proceedings	14

6. Exhibits and Reports on Form 8-K	14

Signatures	15

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Cash and cash equivalents	$13,976	$19,847

Accounts receivable, net	189,422	140,473

Inventories	592,737	508,289

Other current assets	11,740	10,723

Total current assets	807,875	679,332

Property and equipment, net	93,366	68,232

Intangible assets, net	586,569	494,957

Net assets of discontinued operations	12,457	13,747

Other assets	23,361	23,069

Total Assets	$1,523,628	$1,279,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Floor plan notes payable	$532,125	$478,460

Accounts payable	57,425	47,113

Accrued expenses	61,570	46,328

Current portion of long-term debt	13,464	10,389

Total current liabilities	664,584	582,290

Long-term debt	390,904	218,535

Other long-term liabilities	45,687	47,647

Total liabilities	1,101,175	848,472

Stockholders’ Equity	422,453	430,865

Total Liabilities and Stockholders’ Equity	$1,523,628	$1,279,337

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

New vehicle sales	$818,112	$660,562	$2,208,984	$1,818,590

Used vehicle sales	329,484	274,708	934,861	792,195

Finance and insurance	53,373	45,679	145,077	125,678

Service and parts	130,204	104,417	357,167	297,233

Total revenues	1,331,173	1,085,366	3,646,089	3,033,696

Cost of sales	1,148,560	938,882	3,144,583	2,620,622

Gross profit	182,613	146,484	501,506	413,074

Selling, general and administrative expenses	142,453	117,323	396,209	332,359

Operating income	40,160	29,161	105,297	80,715

Floor plan interest expense	(11,226)	(6,999)	(31,683)	(20,723)

Other interest expense	(8,681)	(7,255)	(22,974)	(23,510)

Other income (expense), net	—	874	—	2,270

Income from continuing operations before minority interests and income taxes	20,253	15,781	50,640	38,752

Minority interests	(162)	(181)	(475)	(542)

Income taxes	(8,912)	(6,631)	(22,282)	(16,923)

Income from continuing operations	11,179	8,969	27,883	21,287

Income from discontinued operations, net of tax	—	28	—	28

Income before extraordinary item	11,179	8,997	27,883	21,315

Extraordinary item, net of tax	—	320	(3,969)	320

Net income	$11,179	$9,317	$23,914	$21,635

Basic income from continuing operations per common share	$0.52	$0.41	$1.19	$0.97

Basic net income per common share	$0.52	$0.42	$1.00	$0.99

Income from continuing operations per diluted common share	$0.40	$0.31	$0.95	$0.84

Net income per diluted common share	$0.40	$0.32	$0.82	$0.86

Shares used in computing basic per share data	19,014	22,000	20,251	21,934

Shares used in computing diluted per share data	28,080	29,048	29,325	25,207

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

Operating activities:

Net income	$23,914	$21,635

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	17,347	14,180

Extraordinary item	5,613	577

Non-cash compensation expense	—	2,250

Minority interests	475	542
Changes in operating assets and liabilities

Accounts receivable	(32,057)	(7,852)

Inventories	20,764	13,594

Floor plan notes payable	(42,459)	(20,457)

Accounts payable and accrued expenses	9,168	14,538

Other	3,724	(715)

Net cash provided by operating activities	6,489	38,292

Investing activities:

Purchase of equipment and improvements	(23,282)	(10,632)

Dealership acquisitions	(131,035)	(22,008)

Net cash used in investing activities	(154,317)	(32,640)

Financing activities:

Proceeds from borrowings of long-term debt	322,713	—

Repurchase of 11% Senior Subordinated Notes	(148,824)	—

Repurchase of common stock	(26,620)	—

Payments of long-term debt and capital leases	(6,562)	(84,813)

Issuance of preferred stock and warrants	—	77,000

Net cash provided by (used in) financing activities	140,707	(7,813)

Net cash provided by discontinued operations	1,250	7,750

Net increase (decrease) in cash and cash equivalents	(5,871)	5,589

Cash and cash equivalents, beginning of period	19,847	38,538

Cash and cash equivalents, end of period	$13,976	$44,127

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

1.  Basis of Presentation

      The information presented as of September 30, 2000 and 1999 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 1999, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

2.  Inventories

      Inventories consisted of the following:

	September 30,	December 31,
	2000	1999

New vehicles	$426,348	$378,311

Used vehicles	133,489	102,332

Parts, accessories and other	32,900	27,646

Total inventories	$592,737	$508,289

3.  Business Combinations

      During 2000 and 1999, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition. The acquisitions closed during the nine month periods ended September 30, 2000 and 1999 were not significant individually or in the aggregate. Cash consideration for acquisitions completed during the nine month periods ended September 30, 2000 and 1999 amounted to $131,035 and $22,008, respectively.

4.  Managed Dealerships

      In prior years, the Company entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships awaited final manufacturer approval. Pursuant to such management agreements, the Company was paid a monthly fee for managing all aspects of the operations of such dealerships. During 1999, the Company completed the acquisition of all dealerships operated pursuant to management agreements. Management fee income amounting to $874 and $2,270 for the three and nine month periods ended September 30, 1999 has been included in other income (expense), net in the accompanying consolidated condensed statements of income.

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Per Share Amounts)
(Unaudited)

      Summarized financial information of discontinued operations follows:

	?Three Months		?Nine Months
	Ended?		Ended?
	September 30,		September 30,

	2000	1999	2000	1999

Revenues	$559	$690	$1,429	$3,025

Income from operations, net of taxes of $16 for the three and nine months ended September 30, 1999	—	28	—	28

Net income	—	28	—	28

Net income per diluted common share	—	—	—	—

	As of	As of
	September 30,	December 31,
	2000	1999

Cash and cash equivalents	$3,754	$2,852

Restricted cash	—	4

Finance assets, net	10,848	12,883

Other assets	720	429

Accrued liabilities and other liabilities	2,865	2,421

6.  Earnings Per Share

      Income available to common shareholders used in the calculation of basic earnings per share data was computed based on income from continuing operations and net income, each as adjusted to reflect accrued dividends relating to outstanding convertible preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was calculated based on the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of stock options, convertible preferred stock and warrants. A reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the three and nine month periods ended September 30, 2000 and 1999 follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

Weighted average number of common shares outstanding	19,014	22,000	20,251	21,934

Effect of convertible preferred stock, stock options and warrants	9,066	7,048	9,074	3,273

Weighted average number of common shares outstanding, including effect of dilutive securities	28,080	29,048	29,325	25,207

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Per Share Amounts)
(Unaudited)

7. Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Nine Months
	Ended
	September 30,

	2000	1999

Cash paid for interest	$56,496	$50,675

Cash paid for income taxes	7,277	5,623

Dealership acquisition costs financed with seller notes	8,000	1,500

8. New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This standard was amended by Statement of Financial Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, which changed the effective date for SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). Pursuant to SFAS 133 and SFAS 138, changes in the fair value of the instruments hedging the variability of cash flow related to the Company’s variable interest rate liabilities will be reported in other comprehensive income, with any ineffectiveness between the hedged item and the hedge being recognized currently in earnings. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and SFAS 138 in the first quarter of 2001 and does not expect them to have a material effect on the Company’s financial position or cash flows. The Company is evaluating the impact, if any, of the effect of SFAS 133 and SFAS 138 on operations.

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

      The Company made a number of dealership acquisitions in 2000 and 1999. Each of these acquisitions has been accounted for using the purchase method of accounting and, as a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Revenues.  Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $245.6 million, or 25.3%, from $972.5 million to $1.2 billion. The overall increase in revenues is due primarily to: (i) an aggregate $54.4 million, or 6.2%, increase in retail revenues at dealerships owned prior to July 1, 1999 and (ii) dealership acquisitions made subsequent to July 1, 1999; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to July 1, 1999 reflects 5.5%, 7.4%, 7.8% and 7.3% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues from fleet and wholesale transactions decreased $0.2 million versus the comparable prior year period.

      Retail sales of new vehicles, which exclude fleet sale transactions, increased by $167.4 million, or 27.0%, from $619.8 million to $787.2 million. The increase is due primarily to: (i) a $30.8 million, or 5.5%, increase at dealerships owned prior to July 1, 1999 and (ii) acquisitions made subsequent to July 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to July 1, 1999 is due primarily to a 4.0% increase in new retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of new vehicles increased by 22.8%, due principally to: (i) the net increase at dealerships owned prior to July 1, 1999 and (ii) acquisitions made subsequent to July 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 32,000 new vehicles (66.9% of total retail vehicle sales) during the three months ended September 30, 2000, compared with 26,060 new vehicles (64.9% of total retail vehicle sales) during the three months ended September 30, 1999. Fleet sales decreased $9.8 million, or 24.1%, versus the comparable prior year period due primarily to a 27.0% decrease in fleet unit sales.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $44.7 million, or 22.1%, from $202.6 million to $247.3 million. The increase is due primarily to: (i) a $14.0 million, or 7.4%, increase at dealerships owned prior to July 1, 1999 and (ii) acquisitions made subsequent to July 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to July 1, 1999 is due primarily to a 0.4% increase in used retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of used vehicles increased by 12.3%, due principally to: (i) the net increase at dealerships owned prior to July 1, 1999 and (ii) acquisitions made subsequent to July 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 15,845 used vehicles (33.1% of total retail vehicle sales) during the three months ended September 30, 2000 compared with 14,106 used vehicles (35.1% of total retail vehicle sales) during the three months ended September 30, 1999. Wholesale revenues increased $10.0 million, or 13.9%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to acquisitions made subsequent to July 1, 1999, offset in part by (i) a $6.1 million, or 9.5%, decrease at dealerships owned prior to July 1, 1999 and (ii) a decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $7.7 million, or 16.8%, from $45.7 million to $53.4 million. The increase is due primarily to: (i) a $2.7 million, or 7.8%, increase at dealerships owned prior to July 1, 1999 and (ii) acquisitions made subsequent to July 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $25.8 million, or 24.7%, from $104.4 million to $130.2 million. The increase is due primarily to: (i) a $6.9 million, or 7.3%, increase at dealerships owned prior to July 1, 1999 and (ii) acquisitions made subsequent to July 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $35.2 million, or 24.0%, from $146.7 million to $182.0 million. The increase in gross profit is due to: (i) an $8.1 million, or 6.3%, increase in retail gross profit at stores owned prior to July 1, 1999 and (ii) acquisitions made subsequent to July 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions decreased from 15.1% to 14.9%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.4%, 10.8%, 60.6%, and 43.6%, respectively, compared with 8.4%, 11.1%, 59.6% and 43.2% in the comparable prior year period. The decrease in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (i) an increase in the relative proportion of lower margin new vehicle sales revenues to total revenues during 2000 and (ii) a decrease in gross profit margins on used retail vehicle sales revenues; partially offset by increases in gross profit margins on service and parts revenues. Aggregate gross profit on fleet and wholesale transactions increased $0.9 million to $0.6 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $25.1 million, or 21.4%, from $117.3 million to $142.5 million. Such expenses as a percentage of revenue decreased from 10.8% to 10.7%, and as a percentage of gross profit from 80.1% to 78.0%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a $8.0 million, or 8.2%, increase at stores owned prior to July 1, 1999 and (ii) acquisitions made subsequent to July 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to July 1, 1999 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 6.3% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense increased by $4.2 million, or 60.4%, from $7.0 million to $11.2 million. The increase in floor plan interest expense is due to: (i) an aggregate $1.9 million, or 30.5%, increase at stores owned prior to July 1, 1999, (ii) acquisitions made subsequent to July 1, 1999 and (iii) interest expense relating to the Company’s interest rate swaps hedging floorplan interest rates; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at stores owned prior to July 1, 1999 is due primarily to an increase in inventory levels compared to 1999.

      Other Interest Expense. Other interest expense increased by $1.4 million, or 19.7%, from $7.3 million to $8.7 million. The increase is due primarily to an increase in the Company’s acquisition related indebtedness; offset in part by (i) the effect of refinancing the Company’s $200.0 million 11% Senior Subordinated Notes due 2007 (the “Notes”) and certain other indebtedness with lower interest borrowings under the Company’s

Credit Agreement, dated as of August 3, 1999, as amended (the “Credit Agreement”) and (ii) the paydown of indebtedness with proceeds from equity offerings during 1999.

      Income Taxes. Income taxes increased by $2.3 million, or 34.4%, from $6.6 million to $8.9 million. The increase is due to an increase in pre-tax income compared with 1999, coupled with an increase in the Company’s estimated annual effective income tax rate. The increase in the comparative effective rate is due to the effect of certain non-recurring transactions during the third quarter of 1999.

      Extraordinary Item. The $0.3 million extraordinary item in 1999 represents the after tax gain arising from the retirement of $12.0 million of Notes, offset in part by the write-off of a portion of the deferred financing costs relating to the Notes.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $612.2 million, or 22.7%, from $2.7 billion to $3.3 billion. The overall increase in revenues is due primarily to: (i) a $179.4 million, or 7.5%, increase in retail revenues at dealerships owned prior to January 1, 1999 and (ii) dealership acquisitions made subsequent to January 1, 1999; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 1999 reflects 7.7%, 6.9%, 8.7% and 7.5% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues from fleet and wholesale transactions increased $0.2 million versus the comparable prior year period.

      Retail sales of new vehicles, which exclude fleet sale transactions, increased by $421.2 million, or 25.0%, from $1.7 billion to $2.1 billion. The increase is due primarily to: (i) a $115.1 million, or 7.7%, increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1999 is due primarily to a 5.7% increase in new retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of new vehicles increased by 20.6%, due principally to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 84,793 new vehicles (65.4% of total retail vehicle sales) during the nine months ended September 30, 2000, compared with 70,318 new vehicles (63.6% of total retail vehicle sales) during the nine months ended September 30, 1999. Fleet sales decreased $30.8 million, or 22.5%, versus the comparable prior year period due primarily to a 31.2% decrease in fleet unit sales.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $111.7 million, or 19.0%, from $587.0 million to $698.6 million. The increase is due primarily to: (i) a $37.0 million, or 6.9%, increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1999 is due primarily to a 2.0% increase in used retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of used vehicles increased by 11.5%, due principally to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 44,816 used vehicles (34.6% of total retail vehicle sales) during the nine months ended September 30, 2000 compared with 40,192 used vehicles (36.4% of total retail vehicle sales) during the nine months ended September 30, 1999. Wholesale revenues increased $31.0 million, or 15.1%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: acquisitions made subsequent to January 1, 1999, offset in part by (i) a $8.0 million, or 4.5%, decrease at dealerships owned prior to January 1, 1999 and (ii) a decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $19.4 million, or 15.4%, from $125.7 million to $145.1 million. The increase is due primarily to: (i) a $7.9 million, or 8.7%, increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $59.9 million, or 20.2%, from $297.2 million to $357.2 million. The increase is due primarily to: (i) a $19.4 million, or 7.5%, increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $85.9 million, or 20.8%, from $413.1 million to $499.0 million. The increase in gross profit is due to: (i) a $26.5 million, or 7.4%, increase in retail gross profit at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions decreased from 15.3% to 15.1%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.6%, 10.8%, 59.4%, and 43.5%, respectively, compared with 8.5%, 11.2%, 59.7% and 43.3% in comparable prior year period. The decrease in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (i) an increase in the relative proportion of lower margin new vehicle sales revenues to total revenues during 2000 and (ii) decreases in gross profit margins on used retail vehicle revenues; partially offset by increases in gross profit margins on new retail vehicle and service and parts revenues. Aggregate gross profit on fleet and wholesale transactions increased $2.6 million to $2.5 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $63.8 million, or 19.2%, from $332.4 million to $396.2 million. Such expenses as a percentage of revenue decreased from 11.0% to 10.9%, and as a percentage of gross profit from 80.5% to 79.0%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a $21.2 million, or 7.8%, increase at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to January 1, 1999 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 7.4% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense increased by $11.0 million, or 52.9%, from $20.7 million to $31.7 million. The increase in floor plan interest expense is due to: (i) a $4.3 million, or 23.8%, increase at stores owned prior to January 1, 1999, (ii) acquisitions made subsequent to January 1, 1999 and (iii) interest expense relating to the Company’s interest rate swaps hedging floorplan interest rates; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at stores owned prior to January 1, 1999 is due primarily to an increase in inventory levels compared to 1999, offset in part by a decrease in the Company’s weighted average borrowing rate during 2000.

      Other Interest Expense. Other interest expense decreased by $0.5 million, or 2.3%, from $23.5 million to $23.0 million. The decrease is due primarily to: (i) the effect of refinancing the Notes and certain other indebtedness with lower interest borrowings under the Credit Agreement and (ii) the paydown of indebtedness with proceeds from equity offerings during 1999, offset in part by increased acquisition related indebtedness.

      Income Taxes. Income taxes increased by $5.4 million from $16.9 million to $22.3 million. The increase is due to an increase in pre-tax income compared with 1999, coupled with an increase in the Company’s estimated annual effective income tax rate. The increase in the comparative effective rate is due to the effect of certain non-recurring transactions during the third quarter of 1999.

      Extraordinary Item. The $4.0 million extraordinary item in 2000 represents a loss resulting from the redemption premium paid for the Notes and the write-off of unamortized deferred financing costs relating to the Notes. The $0.3 million extraordinary item in 1999 represents the after tax gain arising from the retirement of $12.0 million of Notes, offset in part by the write-off of a portion of the deferred financing costs relating to the Notes.

Liquidity and Capital Resources

Cash and Liquidity Requirements

      The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the expansion or improvement of existing facilities. Historically, these cash requirements have been met through cash flow from operations and issuances of equity and debt instruments. As of September 30, 2000, the Company had working capital of $143.3 million.

      The Company finances all of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of the floored new and used vehicles. The vehicles and related sales proceeds are subject to security interests granted to the floor plan lending sources. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in prime or LIBOR interest rates. As of September 30, 2000, the Company’s outstanding borrowings under floor plan arrangements amounted to $532.1 million.

      The Company’s Credit Agreement provides for up to $390.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. In addition, the Credit Agreement provides for up to $186.0 million to be used to repurchase Notes. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.00%, other than borrowings to repurchase Notes which bear interest at LIBOR plus 3.00%. The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, repurchase capital stock, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. Certain ratios and tests in the Credit Agreement were amended during the third quarter of 2000. The Credit Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. Further, substantially all of the assets of the Company’s dealerships not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement. As of September 30, 2000, the Company’s outstanding borrowings under the Credit Agreement amounted to $377.7 million, $186.0 million of which was incurred in connection with the repurchase of Notes. The Company is currently involved in discussions to increase the revolving portion of its Credit Agreement by up to $250.0 million to be used primarily for acquisitions. Specific terms and conditions are being negotiated; however, the approval of increased borrowing capacity is conditioned upon an increase in the Company’s capital. The Company is negotiating with Penske Corporation, the Chairman and controlling stockholder of which is Roger S. Penske, the Company’s Chairman and Chief Executive Officer, to invest up to $23.0 million in the Company at a price of $10.75 per share, should the negotiations to increase the capacity of the Credit Agreement be successful. The Company’s Board of Directors has approved the issuance of 2,139,535 shares of voting common stock in exchange for such investment. The purchase by Penske Corporation would be subject to the completion of definitive documentation.

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

      The indentures governing the Notes also contain a provision which requires the Company to offer to purchase all of the then outstanding Notes at a purchase price in cash equal to 101% of their principal amount in the event of a change in control. A change in control is deemed to have occurred if a purchaser, as defined, beneficially obtains 40% of the voting power, as defined, of the voting stock of the Company. During 2000, the Company repurchased approximately three million shares of its common stock through open market purchases, negotiated transactions, or other means based upon market conditions. The repurchase of shares of common stock by the Company increased the beneficial ownership interest of Penske Capital Partners and certain affiliated entities above 40% of the total ownership of the Company. As a result, the Company made an offer to purchase the outstanding Notes at a change of control redemption price of 101% of face value. In May 2000, the Company completed the tender for the then outstanding Notes, pursuant to which it repurchased $147.4 million face value of Notes. As of November 13, 2000, $3.6 million of Notes remain outstanding.

      Net cash provided by operations during the nine months ended September 30, 2000 totaled $6.5 million. Net cash used in investing activities, relating primarily to dealership acquisitions and capital expenditures, totaled $154.3 million. During the nine months ended September 30, 2000, the Company incurred net borrowings of $167.3 million and used $26.6 million to repurchase common stock.

      As of September 30, 2000, the Company had approximately $14.0 million of cash available to fund operations, capital projects and future acquisitions. In addition, as of November 13, 2000, $121.5 million is available for borrowing under the Credit Agreement. The Company is a holding company whose assets consist primarily of the ownership of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings to the Company and other advances and payments by such subsidiaries to the Company.

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

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This standard was amended by Statement of Financial Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, which changed the effective date for SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). Pursuant to SFAS 133 and SFAS 138, changes in the fair value of the instruments hedging the variability of cash flow related to the Company’s variable interest rate liabilities will be reported in other comprehensive income, with any ineffectiveness between the hedged item and the hedge being recognized currently in earnings. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and SFAS 138 in the first quarter of 2001 and does not expect them to have a material effect on the Company’s financial position or cash flows. The Company is evaluating the impact, if any, of the effect of SFAS 133 and SFAS 138 on operations.

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

Item 6 —	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits

10.1.8.2	First Amended and Restated Stock Option Plan of the Company.
10.1.19.5	Fourth Amendment to Credit Agreement, dated as of July 31, 2000, among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.
10.2.7	General Motors Dealer Sales and Service Agreement, including Standard Provisions.
27.1	Financial Data Schedule.
99.1	Risk Factors.

      (b)  Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ SAMUEL X. DIFEO

Samuel X. DiFeo
President and
Chief Operating Officer

Date: November 14, 2000

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: November 14, 2000

EXHIBIT INDEX

Exhibit No.	Description

10.1.8.2	First Amended and Restated Stock Option Plan of the Company.
10.1.19.5	Fourth Amendment to Credit Agreement, dated as of July 31, 2000, among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.
10.2.7	General Motors Dealer Sales and Service Agreement, including Standard Provisions.
27.1	Financial Data Schedule.
99.1	Risk Factors.