Form 10-K
period 2000-12-31
UNITED AUTO GROUP INC
filed 2001-03-29
CIK 1019849

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number 1-12297

UNITED AUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of
incorporation or organization)

13400 Outer Drive West,

Detroit, Michigan
(Address of principal executive offices)

22-3086739

(I.R.S. Employer
Identification No.)

48239

(Zip Code)

Registrant’s telephone number, including area code (313) 592-7311

Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of each class	on which registered

Voting Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting common stock held by non-affiliates as of March 23, 2001 was $151,886,521.

     As of March 23, 2001, there were 23,317,192 shares of voting common stock outstanding.

     Portions of the registrant’s proxy statement to be filed in connection with the annual meeting of stockholders, presently scheduled to be held on May 16, 2001, are incorporated by reference in Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
New Accounting Pronouncements
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Amended Credit Agreement
Purchase Agreement
Rights Agreement
Purchase Agreement
Rights Agreement
Amended Stockholder Agreement
Letter Agreement
Subsidiaries
Accoutants Consent
Accountants Consent

i

PART I

ITEM 1.  BUSINESS

Overview

      United Auto Group, Inc. (“UAG” or the “Company”) is a leading operator of franchised automobile and light truck dealerships and related businesses. At the end of 2000, the Company operated franchises located in 17 states and Puerto Rico. In addition, the Company has an investment in three retail automotive dealerships in Brazil. As an integral part of its dealership operations, UAG also sells used vehicles. All of UAG’s franchised dealerships include integrated service and parts operations, which are an important source of recurring revenues. In addition, UAG dealerships market a complete line of aftermarket automotive products and services.

      UAG was incorporated in the State of Delaware in December 1990 and commenced dealership operations in October 1992. Unless the context otherwise requires, references herein to “Common Stock” are to the Company’s Voting Common Stock, par value $0.0001 per share.

      The Company was formed to capitalize on consolidation opportunities within the highly fragmented automotive retailing industry by acquiring, consolidating and operating large automobile retailers and related businesses. As capital requirements to operate dealerships continue to increase and many owners who were granted franchises in the 1950s and 1960s approach retirement age, many individual dealers are seeking exit opportunities. These conditions may present attractive acquisition opportunities for larger automobile retailers such as UAG.

      The following table sets forth information with respect to dealerships acquired by the Company during 2000:

Date
Acquiree	Acquired	Locations	Franchises

Long Ford	1/00	Jacksonville, AR	Ford
Mercedes Benz of San Diego	2/00	San Diego, CA	Mercedes Benz
Huntersville Motors, Inc,	2/00	Huntersville, NC	Ford
Cavallino Ferrari	3/00	Phoenix, AZ	Ferrari
Jones Toyota-Volvo, Inc.	4/00	Little Rock, AR	Toyota
Motorcars Group	5/00	Bedford, OH	Mercedes Benz(2)/Infiniti(2)
Dellen Group	6/00	Indianapolis, IN	Oldsmobile/Lincoln-Mercury
Great Western Entities	7/00	Houston, TX	Honda(2)/GMC/Pontiac
Cerritos BPGMC	7/00	Cerritos, CA	Buick/Pontiac/GMC
Rinke Auto Group	10/00	Detroit, MI	Cadillac/Pontiac/ GMC/ Toyota
Gene Norris Honda	10/00	Mentor, OH	Honda
Continental Auto Group	10/00	Fairfield, CT	Mercedes Benz/Porsche/ Audi/ Volkswagen
Mel Farr Imports, Inc.	11/00	Bloomfield Hills, MI	Toyota
Volvo on Camelback	12/00	Phoenix, AZ	Volvo
Clark Toyota	12/00	Springdale, AR	Toyota

      UAG purchases substantially all of its new car inventories directly from manufacturers. Each of the Company’s dealerships operates pursuant to a franchise agreement between the applicable manufacturer and the subsidiary of the Company that operates such dealership. In accordance with the individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of manufacturers to influence the operations of a dealership, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results. Manufacturers allocate inventory based on the size and location of dealerships, but actual shipments result from negotiations with individual dealers. The Company believes that larger dealers, such as UAG, are better positioned to secure favorable inventory shipments and optimize manufacturer allocations. UAG finances its inventory purchases through revolving credit arrangements known in the industry as floor plan facilities.

Business Strategy

      UAG seeks to be a leader in the automotive retailing industry and to increase stockholder value through a business strategy that includes the following principal elements:

Acquire and Integrate Profitable Dealership Operations

      UAG seeks to selectively acquire dealerships with significant earnings growth potential. The Company principally targets dealerships or dealership groups with established records of profitability and with experienced management willing to remain in place. The Company focuses on opportunities in geographic markets with above-average projected population and job growth and attempts to create regional hubs of dealerships that will be able to share administrative and other functions to reduce costs.

      The Company’s acquisition program has been tailored to address dealers’ desire to retain a management role in their businesses while achieving personal liquidity. Owners and management teams of acquired dealerships typically continue as dealership managers. The Company believes it provides dealership managers additional management tools and that its economies of scale, marketing expertise and corporate resources act as catalysts for continual dealership growth. In addition, the dealer may retain an equity interest in the business through the ownership of capital stock and/or stock options of UAG.

Grow Higher-Margin Operating Businesses

      UAG is focused on increasing higher-margin businesses such as the retail sale of used vehicles, aftermarket products, service, parts and collision repair services.

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

      Service and Parts. Each of UAG’s new vehicle dealerships offers a fully integrated service and parts department. The service and parts business provides an important recurring revenue stream to the Company’s dealerships, which may help to mitigate the effects of downturns in the automobile sales cycle. Unlike independent service shops or used car dealerships with service operations, UAG is qualified to perform work covered by manufacturer warranties. Since warranty service work is paid for by the manufacturer, consumers are motivated to service their vehicles at a dealership for the warranty period. In recent years, manufacturers have generally lengthened standard warranty coverage on new cars and introduced warranty coverage on used cars, further enhancing customer retention opportunities in the service area. To increase the service and parts businesses, UAG dealerships have implemented programs to track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. In addition, the Company is actively marketing warranty-covered services to potential customers such as municipalities and corporations with large fleets of automobiles located near certain of its dealerships. The Company is able to offer repair services to such customers on a more efficient and less costly basis than such customers generally can perform themselves. The Company also believes that its market share will grow at the expense of independent mechanics’ shops, which may be unable to address the increased mechanical and electronic sophistication of today’s motor vehicles and the increased expenses of compliance with more stringent environmental regulations.

Collision repair centers

      The Company currently owns 21 collision repair centers, each of which is operated as an integral part of a new vehicle franchise. In light of the recurring stream of referral work from the Company’s new vehicle franchises and the higher margins associated with repair center revenues, the Company has embarked on an effort to increase such revenues. As such, the Company is currently exploring the possibility of constructing several new regional repair centers to act as central collision repair centers in geographic hubs. If constructed, the Company believes that these centers may increase the recurring stream of non-vehicle sales, which may help to mitigate the effects on the Company of downturns in the automobile sales cycles.

Implement “Best Practices‘

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

Emphasize Customer Service

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

      The quality of customer service provided by dealerships’ sales and service departments is measured by customer satisfaction index (“CSI”) scores, which are derived from data accumulated by manufacturers through individual customer surveys. UAG relies on this data to track the performance of dealership operations and uses it as a factor in determining the compensation of general managers and sales and service personnel in its dealerships. The Company’s most recent CSI scores indicate that a majority of its dealerships’ CSI scores were at or above the average CSI scores for the applicable regions.

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

Employees and Labor Relations

      As of December 31, 2000, UAG employed approximately 7,500 people, approximately 275 of whom are covered by collective bargaining agreements with labor unions. Relations with employees are considered by the Company to be satisfactory. The Company’s policy is to motivate its key managers through, among other things, variable compensation programs tied principally to dealership profitability and grants of stock options.

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

ITEM 2.  PROPERTIES

      The Company seeks to structure its operations so as to minimize the ownership of real property. As a result, the Company leases or subleases substantially all of its facilities, including dealerships and office space used for corporate activities. As of December 31, 2000, the Company has leases at the majority of its dealerships, which can include facilities for (i) new and used vehicle sales, (ii) vehicle service operations, (iii) retail and wholesale parts operations, (iv) body shop operations, (v) storage and (vi) general office use. Such leases are generally for a period of between five and twenty years and typically include renewal options for an additional five to ten years in favor of the Company. In addition, the Company leases office space in Detroit, MI and Secaucus, NJ for the Company’s administrative headquarters and other corporate related activities.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

a)	A Special Meeting of Stockholders (the “Meeting”) was held on December 13, 2000.

b)	Proxies for the Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended.

c)	The following matter was voted upon at the Meeting:

1. Approval of an amendment to the Company’s Third Restated Certificate of Incorporation increasing the authorized shares of Common Stock from 40,000,000 to 80,000,000. The results of the vote follow:

For	Against	Abstain

15,587,679	1,097,230	980

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “UAG.” As of March 16, 2001, there were 106 holders of record of the Common Stock.

      The following table sets forth the high and low sales prices as reported on the NYSE during each fiscal quarter during 2000 and 1999.

	2000				?1999

Quarter Ended	High		Low		High		Low

March 31	10	3/8	7	7/16	11	1/2	5	13/16

June 30	9	1/2	7	7/8	10	3/4	8	1/2

September 30	9	11/16	7	9/16	13	3/16	10	1/8

December 31	8	3/16	6	1/8	13		8	1/16

      The Company has never declared or paid dividends on its Common Stock. The Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The decision whether to pay dividends will be made by the Board of Directors of the Company in light of conditions then existing, including the Company’s results of operations, financial condition and cash requirements, business conditions and other factors.

      The indentures governing the Company’s 11% Senior Subordinated Notes due 2007 (the “Notes”) limit the Company’s ability to pay dividends based on a formula, which takes into account, among other things, the Company’s consolidated net income.

      The Company is a holding company whose assets consist primarily of the indirect ownership of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings and other advances and payments to the Company.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial and other data of the Company as of and for the five years in the period ended December 31, 2000. Such financial information has been derived from the Company’s consolidated financial statements. During the five year period, the Company made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. As a result, the Company’s period to period results of operations vary depending on the dates of such acquisitions. The selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related footnotes included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA(1)(2)

	Years Ended December 31,

	2000	1999	1998(3)	1997(4)	1996

	(Dollars in thousand, except per share data)

Statement of Operations Data:

Auto Dealerships Total revenues	$4,883,989	$4,022,517	$3,343,147	$2,092,593	$1,302,031

Gross profit	677,957	549,437	455,617	276,359	158,150

Income (loss) from continuing operations	34,000	26,710	13,378	(7,936)	8,976

Net income (loss)	30,031	27,488	(797)	(10,140)	3,047

Income (loss) from continuing operations per diluted common share	1.16	1.01	0.64	(0.44)	0.82

Net income (loss) per diluted common share	1.02	1.04	(0.04)	(0.56)	0.28

Other Auto Dealership Data:

Gross profit margin	13.9%	13.7%	13.6%	13.2%	12.1%

New cars sold at retail	112,676	93,259	77,403	50,985	36,802

Used cars sold at retail	58,252	52,027	46,724	31,253	18,344

	As of December 31,

	2000	1999	1998	1997	1996

	(Dollars in thousands)

Balance Sheet Data:

Intangible assets, net	$657,710	$494,957	$482,049	$326,774	$177,194

Total assets	1,755,895	1,279,337	1,184,194	971,064	525,373

Long-term debt, including current portion	419,177	228,924	313,021	248,531	16,565

Total stockholders’ equity	461,670	430,865	341,650	300,557	284,501

(1)	During 1998, the Company discontinued the auto finance business of its wholly owned subsidiary, United Auto Finance, Inc. (“UAF”). As a result, UAF no longer engages in the purchase or sale of automotive loans. Consequently, UAF has been reported as a discontinued operation for all periods presented. See footnotes to consolidated financial statements.

(2)	During 1997, the Company changed its method of accounting for new vehicle inventory from LIFO to the specific identification method. The effect of the change in accounting for new vehicle inventories was to increase net income and income before extraordinary item by $573 ($0.05 per diluted share) in 1996.

(3)	Includes a $12,550 pre-tax charge for estimated future repair costs under the terms of approximately 51,000 warranty and extended service contracts sold from January 1, 1997 to October 31, 1998. See footnotes to consolidated financial statements.

(4)	Includes a $31,660 charge recorded during 1997 to realign certain elements of the Company’s business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Also, the Company made a number of dealership acquisitions in 2000, 1999 and 1998. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $855.7 million, or 23.9%, from $3.6 billion to $4.4 billion. The overall increase in revenues is due primarily to: (i) a $196.1 million, or 6.2%, increase in retail revenues at dealerships owned prior to January 1, 1999 and (ii) dealership acquisitions made subsequent to January 1, 1999; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 1999 reflects 6.3%, 5.1%, 7.3% and 7.9% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $446.2 million from fleet and wholesale transactions were consistent with the prior year.

      Retail sales of new vehicles, which exclude fleet sale transactions, increased by $593.0 million, or 26.4%, from $2.2 billion to $2.8 billion. The increase is due primarily to: (i) a $125.0 million, or 6.3%, increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1999 is due primarily to a 4.0% increase in new retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 20.8%, due principally to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 112,676 new vehicles (65.9% of total retail vehicle sales) during the year ended December 31, 2000, compared with 93,259 new vehicles (64.2% of total retail vehicle sales) during the year ended December 31, 1999. Fleet sales decreased $39.5 million, or 23.2%, versus the comparable prior year period due primarily to a 31.9% decrease in fleet unit sales.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $142.3 million, or 18.5%, from $769.6 million to $912.0 million. The increase is due primarily to: (i) a $35.2 million, or 5.1%, increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1999 is due primarily to a 1.5% increase in used retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 12.0%, due principally to: (i) the net increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by the decrease due to divested dealerships. The Company retailed 58,252 used vehicles (34.1% of total retail vehicle sales) during the year ended December 31, 2000 compared with 52,027 used vehicles (35.8% of total retail vehicle sales) during the year ended December 31, 1999. Wholesale revenues increased $45.2 million, or 16.7%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: acquisitions made subsequent to January 1, 1999, offset in part by (i) a $8.2 million, or 3.5%, decrease at dealerships owned prior to January 1, 1999 and (ii) a decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $27.4 million, or 16.5%, from $165.8 million to $193.1 million. The increase is due primarily to: (i) a $8.8 million, or 7.3%, increase at dealerships owned prior to

January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $93.0 million, or 23.3%, from $398.8 million to $491.8 million. The increase is due primarily to: (i) a $27.1 million, or 7.9%, increase at dealerships owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $125.9 million, or 22.9%, from $549.6 million to $675.5 million. The increase in gross profit is due to: (i) a $30.6 million, or 6.5%, increase in retail gross profit at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions decreased from 15.3% to 15.2%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.8%, 10.7%, 58.7%, and 43.8%, respectively, compared with 8.6%, 11.1%, 58.8% and 43.4% in comparable prior year period. The decrease in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (i) an increase in the relative proportion of lower margin new vehicle sales revenues to total retail revenues during 2000 and (ii) decreases in gross profit margins on used retail vehicle revenues; partially offset by increases in gross profit margins on new retail vehicle and service and parts revenues and an increase in service and parts revenues as a percentage of total revenues. Aggregate gross profit on fleet and wholesale transactions increased by $2.6 million to $2.4 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $94.6 million, or 21.2%, from $445.1 million to $539.7 million. Such expenses as a percentage of revenue were 11.1%, which is consistent with the prior year, and decreased as a percentage of gross profit from 81.0% to 79.6%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a $26.6 million, or 7.3%, increase at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to January 1, 1999 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 6.5% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense increased by $15.7 million, or 54.8%, from $28.7 million to $44.4 million. The increase in floor plan interest expense is due to: (i) a $6.0 million, or 24.3%, increase at stores owned prior to January 1, 1999 and (ii) acquisitions made subsequent to January 1, 1999, offset in part by decreases relating to (i) the effect of the Company’s interest rate swaps hedging floorplan interest rates and (ii) the divestiture of certain dealerships. The increase at stores owned prior to January 1, 1999 is due to an increase in inventory levels compared to 1999 and an increase in the Company’s weighted average borrowing rate during 2000.

      Other Interest Expense. Other interest expense increased by $3.4 million, or 11.7%, from $29.3 million to $32.8 million. The increase is due primarily to increased acquisition related indebtedness, offset in part by (i) the effect of refinancing the Notes and certain other indebtedness with lower interest borrowings under the Company’s Credit Agreement, dated as of August 3, 1999, as amended and restated (the “Credit Agreement”) and (ii) the paydown of indebtedness with proceeds from equity offerings during 1999.

      Income Taxes. Income taxes increased by $5.1 million from $21.4 million to $26.6 million. The increase is due to an increase in pre-tax income compared with 1999, offset in part by a decrease in the Company’s annual effective income tax rate. The decrease in the comparative effective rate is due primarily to a decrease in the Company’s effective state tax rate resulting from certain tax planning initiatives and a change in the geographic mix of the Company’s earnings.

      Extraordinary Item. The $4.0 million extraordinary item in 2000 represents a loss resulting from the redemption premium paid for the Notes and the write-off of unamortized deferred financing costs relating to the Notes. The $0.7 million extraordinary item in 1999 represents the after tax gain arising from the retirement of $49.0 million of Notes, offset in part by the write-off of a portion of the deferred financing costs relating to the Notes.

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

      Sales of new vehicles increased by $459.0 million, or 23.4%, from $2.0 billion to $2.4 billion. The increase is due primarily to (i) the net increase at dealerships owned prior to January 1, 1998 and (ii) acquisitions made subsequent to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1998 is due primarily to an 11.0% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of new vehicles increased by 20.5%, due principally to the net increase at dealerships owned prior to January 1, 1998 and acquisitions, offset by the decrease due to divested dealerships. The Company retailed 93,259 new vehicles (64.2% of total vehicle sales) during the year ended December 31, 1999, compared with 77,403 new vehicles (62.4% of total vehicle sales) during the year ended December 31, 1998.

      Sales of used vehicles increased by $117.2 million, or 12.7%, from $922.8 million to $1.0 billion. The increase is due primarily to (i) the net increase at dealerships owned prior to January 1, 1998 and (ii) acquisitions made subsequent to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1998 is due primarily to a 6.0% increase in retail unit sales and an increase in the comparative average selling price per vehicle. Aggregate retail unit sales of used vehicles increased by 11.3%, due principally to the net increase at dealerships owned prior to January 1, 1998 and acquisitions, offset by the decrease due to divested dealerships. The Company retailed 52,027 used vehicles (35.8% of total vehicle sales) during the year ended December 31, 1999, compared with 46,724 used vehicles (37.6% of total vehicle sales) during the year ended December 31, 1998.

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

      Gross Profit. Gross profit increased by $93.8 million, or 20.6%, from $455.6 million to $549.4 million. The increase in gross profit is due to (i) an aggregate 11.1% increase in retail gross profit at stores owned prior to January 1, 1998 and (ii) acquisitions made subsequent to January 1, 1998, offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues increased from 13.6% to 13.7%. The increase in gross profit as a percentage of revenues is primarily attributable to (i) an increase in higher margin finance and insurance and service and parts revenues as a percentage of total revenues during 1999, (ii) the impact of a $12.6 million charge to gross profit in 1998 and (iii) improved gross profit margins on service and parts revenues, partially offset by (i) a decrease in gross profit margins on new and used retail vehicle sales revenues and (ii) a decrease in gross profit margins on finance and insurance revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $70.1 million, or 18.7%, from $375.0 million to $445.1 million. Such expenses as a percentage of revenue decreased from 11.2% to 11.1%, and such expenses as a percentage of gross profit decreased from 82.3% to 81.0%. The aggregate increase in selling, general and administrative expense is due principally to (i) a 12.9%

increase at stores owned prior to January 1, 1998, (ii) acquisitions made subsequent to January 1, 1998, and (iii) $2.5 million of compensation expense arising from contractual commitments associated with the issuance by the Company of equity securities in the second and third quarters of 1999, offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expenses at stores owned prior to January 1, 1998 is due in large part to increased selling expenses, including increased variable compensation, as a result of the increase in gross profit compared with the prior year.

      Floor Plan Interest Expense. Floor plan interest expense of $28.7 million was consistent with the prior year. Factors influencing floor plan interest expense include higher average outstanding borrowings during 1999, offset by lower borrowing rates.

      Other Interest Expense. Other interest expense decreased by $2.1 million, from $31.5 million to $29.3 million. The decrease is due primarily to the paydown of indebtedness with proceeds from equity offerings and the effect of refinancing a portion of the Notes with lower interest borrowings under the Credit Agreement, offset in part by an increase in the Company’s average borrowing rate during 1999.

      Other Income (Expense), Net. Other income (expense), net decreased by $2.2 million, or 46.4%, from $4.8 million to $2.6 million. Other income relates to management agreements entered into by the Company with certain dealerships where the acquisition of such dealerships by the Company waited final manufacturer approval. Pursuant to the agreements, the Company managed all aspects of such dealership’s operations. The decrease in other income (expense), net is due primarily to the completion of the acquisition in 1999 of certain of the dealerships being operated pursuant to management agreements.

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

      Extraordinary Item. The $0.7 million extraordinary item in 1999 represents a net after tax gain on the retirement of $49.0 million of Notes, offset in part by a net after tax loss resulting from the write-off of the unamortized deferred financing costs related to the Company’s previous credit facility. The $1.2 million extraordinary item in 1998 represents the net after tax loss resulting from the write-off of unamortized deferred financing costs relating to a previous credit facility.

Liquidity and Capital Resources

Cash and Liquidity Requirements

      The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the improvement of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments and cash flow from operations. At December 31, 2000, the Company had working capital of $93.1 million.

      In December 2000, the Company issued 2,139,535 shares of Common Stock to Penske Corporation for $10.75 per share. Aggregate proceeds, amounting to $23.0 million, were used to reduce debt. In February 2001, the Company issued 1,302,326 shares of Common Stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (together with Mitsui & Co., Ltd. “Mitsui”) for $10.75 per share. Aggregate proceeds, amounting to $14.0 million, were used to reduce borrowings under the Credit Agreement.

      In 1999, the Company announced that its Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding stock. Pursuant to such authorization, the Company repurchased 2,990,856 shares through open market purchases and negotiated transactions at an aggregate cost of $27.2 million.

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. The floor plan agreements grant a security interest in the financed vehicles, as well as the related sales proceeds, and require repayment after a vehicle’s sale. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in prime or LIBOR interest rates. As of December 31, 2000, the Company’s outstanding borrowings under floor plan arrangements amounted to $689.7 million.

      The Credit Agreement provides for up to $520.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. In addition, the Credit Agreement provides for up to $186.0 million to be used to repurchase Notes. Loans under the Credit Agreement bear interest at either LIBOR plus 2.00% or LIBOR plus 2.25%, other than borrowings to repurchase Notes which bear interest at LIBOR plus 3.00%. The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. The Credit Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. Substantially all of the Company’s assets not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement. As of December 31, 2000, the Company’s outstanding borrowings under the Credit Agreement amounted to $390.6 million, $186.0 million of which was incurred in connection with the repurchase of Notes.

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

      The indentures governing the Notes also contain a provision which requires the Company to offer to purchase all of the then outstanding Notes at a purchase price in cash equal to 101% of their principal amount in the event of a change in control. A change in control is deemed to have occurred if a purchaser, as defined, beneficially obtains 40% of the voting power, as defined, of the voting stock of the Company. During 2000, the Company repurchased approximately three million shares of Common Stock through open market purchases, negotiated transactions, or other means based upon market conditions. Such repurchase increased the beneficial ownership interest of Penske Capital Partners and certain affiliated entities above 40%. As a result, the Company made an offer to purchase the outstanding Notes at a change of control redemption price of 101% of face value. In May 2000, the Company completed the tender for the then outstanding Notes, pursuant to which it repurchased $147.4 million face value of Notes. As of December 31, 2000, $3.6 million of Notes remain outstanding.

      On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (“IMCG II”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “Purchaser”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), (ii) an aggregate of 396.876 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (iii) warrants (the “Warrants”) to purchase (a) 3,898,665 shares of Common Stock and (b) 1,101,335 shares of the Company’s non-voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”) for $83.0 million. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II’s dividends will be paid in shares of Series B Preferred Stock. After two years, all such dividends are payable in cash. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the Warrants and as a result of the issuance by the Company of 1,306,326 shares of Common Stock to Mitsui in February 2001 at $10.75 per share (the “Mitsui Transaction”), (a) the warrants to purchase 3,898,665 shares of the Company’s Common Stock were increased to 3,915,580 shares (3,935,884 shares after February 3, 2002) and (b) the warrants to purchase 1,101,335 shares of the Company’s Non-Voting Common Stock were increased to 1,106,113 shares (1,111,849 shares after February 3, 2002). In addition, as a result of the Mitsui Transaction the warrants are exercisable at a price of $12.45 per share for thirty months after August 1999 and $15.35 per share thereafter until May 2, 2004.

      During 2000, cash flow from operations amounted to $46.6 million. Net cash used in investing activities during the year ended December 31, 2000 totaled $234.5 million, relating to dealership acquisitions and capital expenditures. Net cash provided by financing activities during the year ended December 31, 2000 totaled $170.3 million, relating to net borrowings of $179.6 million for acquisitions and $16.9 million relating to the issuance of Common Stock, offset in part by $26.2 million used to repurchase Common Stock. In addition, the Company has received distributions amounting to $5.3 million from United Auto Finance, Inc.

      As of December 31, 2000, the Company had approximately $7.4 million of cash available to fund operations and future acquisitions. In addition, $200.4 million is available for borrowing under the Credit Agreement as of March 23, 2001. The Company is a holding company whose assets consist primarily of the indirect ownership of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings and other advances and payments by such subsidiaries to the Company.

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

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income and recorded in the income statement when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. The Company adopted SFAS 133 on January 1, 2001 and recorded $10.2 million as a cumulative transition adjustment (reducing other comprehensive income) relating to an interest rate swap (cash flow hedge) the Company entered into prior to the adoption of SFAS 133. Pursuant to SFAS 133, the cumulative transition adjustment will be amortized and reflected as additional floorplan interest expense over the remaining life of the interest rate swap.

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

Forward Looking Statements

      Certain portions of this Annual Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report or incorporated herein by reference regarding the Company’s financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations, some of which are described in greater detail elsewhere in this Annual Report, include the following: (i) the Company is subject to the influence of various manufacturers whose franchises it holds; (ii) the Company is leveraged and subject to restrictions imposed by the terms of its indebtedness; (iii) the Company’s growth depends in large part on the Company’s ability to manage expansion, control costs in its operations and consummate and consolidate dealership acquisitions; (iv) many of the Company’s franchise agreements impose restrictions on the transferability of the Company’s Common Stock; (v) the Company will require substantial additional capital to acquire automobile dealerships and purchase inventory; (vi) unit sales of motor vehicles historically have been cyclical; (vii) the automotive retailing industry is highly competitive; (viii) the automotive retailing industry is a mature industry; (ix) the Company’s success depends to a significant extent on key members of its management; and (x) the Company’s business is seasonal. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein. Additional information concerning these factors, or other factors which could cause the actual results to differ materially, is set forth elsewhere in this Annual Report and is contained from time to time in the Company’s other filings with the Securities Exchange Commission.

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

      Interest Rates. The Company is exposed to market risk from changes in the interest rates on a significant portion of its outstanding indebtedness. Outstanding balances under the Credit Agreement bear interest at a variable rate based on a margin over LIBOR. Based on the amount outstanding as of March 23, 2001, a 100 basis point change in interest rates would result in an approximate $5.1 million change to the Company’s annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR or Prime. Based on the average aggregate outstanding amounts under floor plan financing arrangements during the year ended December 31, 2000, a 100 basis point change in interest rates would result in an approximate $5.5 million change to the Company’s annual floor plan interest expense. During 2000, the Company entered into swap agreements pursuant to which a notional $200.0 million of the Company’s floating rate debt has been exchanged for fixed rate debt for a period of five years. The fixed rate interest to be paid by the Company is based on LIBOR, as adjusted, and amounts to approximately 7.1%. For fixed rate debt including the Notes, certain seller financed promissory notes and obligations under certain capital leases, interest rate changes effect the fair market value of such debt, but do not impact the Company’s earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On May 19, 1999, the Company dismissed PricewaterhouseCoopers LLP, which served as the Company’s independent public accountants since 1992. The reports issued by PricewaterhouseCoopers LLP on the financial statements of the Company for prior fiscal years did not contain an adverse opinion nor a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Based on the recommendation of the Audit Committee, the Company’s Board of Directors approved the decision to change independent public accountants. In connection with its audits for prior fiscal years and through May 19, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in their report on the financial statements for such years or such interim periods.

      The Company engaged Deloitte & Touche LLP as its new independent public accountants as of May 19, 1999. The Company’s Board of Directors approved this on May 19, 1999. During prior fiscal years preceding their appointment and through May 19, 1999, the Company did not consult with Deloitte & Touche LLP regarding either:

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

PART III

      The information required by Items 10 through 13 is included in the Company’s definitive proxy statement under the captions “Compensation of Directors,” “Election of Directors,” “Executive Officers,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Related Party Transactions,” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

      The following is a list of the executive officers and directors of the Company, including their principal occupation:

Name	Office	Occupation

Roger S. Penske	Director, Chairman and Chief Executive Officer of the Company	Chairman of the Board and Chief Executive Officer of Penske Corporation

Samuel X. DiFeo	Director, President and Chief Operating Officer of the Company	President and Chief Operating Officer of the Company

James A. Hislop	Director	President and Chief Executive Officer of Penske Capital Partners, LLC

Richard J. Peters	Director	President of Penske Corporation

Lucio A. Noto*	Director	Retired, Vice Chairman, Exxon Mobil Corporation

Eustace W. Mita	Director	Director and Executive Vice President, The Reynolds and Reynolds Company

Donald J. Hofmann, Jr.	Director	General Partner of J.P. Morgan Capital Partners, LLC

Marshall S. Cogan	Director	Consultant

Michael R. Eisenson	Director	Managing Director and Chief Executive Officer of Charlesbank Capital Partners, LLC

John J. Hannan	Director	Principal of Apollo Advisors, L.P. and Apollo Real Estate Advisors, L.P.

Ronald G. Steinhart	Director	Retired Chairman and Chief Executive Officer, Commercial Banking Group, Bank One Texas

Motokazu Yoshida	Director	Operating Officer, Motor Vehicles, Marine and Aerospace Group of Mitsui & Co., Ltd.

James R. Davidson	Executive Vice President — Finance of the Company	Executive Vice President — Finance of the Company

Robert H. Kurnick, Jr.	Executive Vice President — General Counsel and Secretary of the Company	Executive Vice President of Penske Corporation

Paul H. Walters	Executive Vice President — Administration of the Company	Executive Vice President — Administration of Penske Corporation

*	It is expected that Mr. Noto will be elected to the Board of Directors of the Company prior to the 2001 Annual Meeting of Stockholders.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

      (b)  Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the three month period ended December 31, 2000:

1.	October 19, 2000, reporting under Items 7 and 9 (announcement of the Company’s earnings for the three and nine month periods ended September 30, 2000).

2.	November 2, 2000, reporting under Items 7 and 9 (announcing the acquisition of the Audi, Volkswagen, Mercedes-Benz and Porsche dealerships formerly owned by Continental Motors, Inc. in Fairfield, Connecticut).

      (c)  Exhibits

3.1(l)	Certificate of Amendment of Certificate of Incorporation of the Company dated August 3, 1999.
3.2(b)	Restated Bylaws.
4.1(b)	Specimen Common Stock Certificate.
4.2(f)	Indenture, dated as of July 23, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Note and Guarantee.
4.4(f)	Indenture, dated as of September 16, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including from of Series B Note and Guarantee.
4.5(k)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
10.1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among the Company and the investors listed therein, as amended July 31, 1996.
10.1.4(b)	Form of Warrant.
10.1.8(b)	Stock Option Plan of the Company.
10.1.8.1(i)	Amendment to Stock Option Plan of the Company.
10.1.8.2(p)	First Amended and Restated Stock Option Plan of the Company.
10.1.13(b)	Non-employee Director Compensation Plan of the Company.
10.1.15(b)	Form of Option Certificate of the Company in favor of Samuel X. DiFeo and Joseph C. DiFeo.
10.1.19.6(a)	Amended and Restated Credit Agreement, dated as of December 22, 2000, among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.
10.2(k)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and the Company.

10.2.1(b)	Honda Automobile Dealer Sales and Service Agreement, including Standard Provisions
10.2.2(b)	Lexus Dealer Agreement, including Standard Provisions.
10.2.3(b)	Mitsubishi Dealer Sales and Services Agreement, including Standard Provisions.
10.2.4(b)	BMW of North America, Inc., Dealer Agreement, including Standard Provisions.
10.2.5(b)	Suzuki Term Dealer Sales and Service Agreement, including Standard Provisions.
10.2.6(b)	Toyota Dealer Agreement, including Standard Provisions.
10.2.7(p)	General Motors Dealer Sales and Service Agreement, including Standard Provisions.
10.2.9(b)	Nissan Dealer Sales and Service Agreement, including Standard Provisions.
10.2.10(b)	Chrysler Corporation Term Sales and Service Agreement, including Standard Provisions.
10.2.11(n)	Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement including Standard Provisions.
10.2.12(n)	Mercedes-Benz USA, Inc. Light Truck Retailer Agreement including Standard Provisions.
10.2.13(n)	Mazda North America Sales and Service Agreement including Standard Provisions.
10.2.15(b)	Hyundai Motor America Dealer Sales and Service Agreement, including Standard Provisions.
10.2.21 and 22(b)	Isuzu Dealer Sales and Service Agreement, including Standard Provisions.
10.2.26(b)	Settlement Agreement, dated as of October 3, 1996, among the Company and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.
10.3(l)	Stock Option Agreement, dated as of August 3, 1999, between the Company and Roger S. Penske.
10.3.1(g)	Ford Sales and Service Agreement, including Standard Provisions.
10.4(l)	Stock Option Agreement, dated as of August 3, 1999 between the Company and Marshall S. Cogan.
10.8.1(b)	Stock Purchase Agreement, dated as of June 6, 1996, among the Company, UAG West, Inc., Scottsdale Jaguar, LTD., SA Automotive, LTD., SL Automotive, LTD., SPA Automotive, LTD., LRP, LTD., Sun BMW, LTD., Scottsdale Management Group, LTD., 6725 Dealership LTD., and certain parties named therein, as amended on October 21, 1996 by Amendment No. 1, Amendment No. 2 and Amendment No. 3.
10.8.3(b)	Form of Employment Agreement between the Company, UAG West, Inc., and Steven Knappenberger.
10.8.5(b)	Audi Dealer Agreement, including Standard Provisions.
10.8.6(b)	Acura Automobile Dealer Sales and Service Agreement, including Standard Provisions.
10.8.8(b)	Porsche Sales and Service Agreement, including Standard Provisions.
10.8.9(b)	Land Rover North America, Inc. Dealer Agreement, including Standard Provisions.
10.8.21(e)	Rolls-Royce Dealer Agreement.
10.11.1(c)	Agreement and Plan of Merger, dated December 16, 1996, among Crown Jeep Eagle, Inc., Berylson, Inc., Shannon Automotive, Ltd., Kevin J. Coffey, Paul J. Rhodes, the Company, UAG Texas, Inc., and UAG Texas II, Inc.
10.13.1(d)	Stock Purchase Agreement, dated February 19, 1997, among the Company, UAG East, Inc., Amity Auto Plaza, Ltd., Massapequa Imports Ltd., Westbury Nissan Ltd., Westbury Superstore Ltd., J&S Auto Refinishing Ltd., Florida Chrysler Plymouth Jeep Eagle Inc., Palm Auto Plaza, Inc., West Palm Infiniti Inc., West Palm Nissan Inc., Northlake Auto Finish Inc., John A. Staluppi and John A. Staluppi, Jr., as amended April 7, 1997 and April 30, 1997.

10.15.1(e)	Stock Purchase Agreement, dated April 12, 1997, among the Company, Gene Reed Chevrolet, Inc., Michael Chevrolet-Oldsmobile, Inc., Reed-Lallier Chevrolet, Inc., Gene Reed, Jr., Michael L. Reed, Michael G. Lallier, Deborah B. Lallier, John P. Jones, Charles J. Bradshaw, Charles J. Bradshaw, Jr., Julia D. Bradshaw and William B. Bradshaw, as amended May 31, 1997.
10.18.1(f)	Stock Purchase Agreement, dated July 25, 1997 among the Company, UAG Classic, Inc., Classic Auto Group, Inc., Cherry Hill Classic Cars, Inc., Classic Enterprises, Inc., Classic Buick, Inc., Classic Chevrolet, Inc., Classic Management, Inc., Classic Turnersville, Inc., Classic Imports, Inc., and Thomas J. Hessert, Jr. (as amended).
10.19.1.1(f)	Stock Purchase Agreement, dated as of September 25, 1997 among the Company, UAG Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young Management Group, Inc., and certain parties named therein.
10.19.1.2(f)	Agreement and Plan of Merger, dated as of September 25, 1997 among the Company, UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Paramount Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc., and certain parties named therein.
10.19.1.3(h)	Amendment to Stock Purchase Agreement, dated January 31, 1998, between and among United Auto Group, Inc., UAG Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young Management Group, Inc., and certain parties named therein.
10.19.1.4(h)	Amendment to Agreement and Plan of Merger, dated January 31, 1998, between and among United Auto Group, Inc., UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Kissimmee Motors, Inc., Paramount Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc., and certain parties named therein.
10.20.1(j)	Securities Purchase Agreement, dated as of April 12, 1999, among the Company and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
10.20.2(j)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.3(j)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
10.20.4(j)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.7(k)	Registration Rights Agreement, dated as of May 3, 1999, by and among the Company, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.22(m)	Severance Agreement, dated August 2, 1999 between the Company and James Davidson.
10.23(m)	Letter Agreement dated August 3, 1999 between the Company and Samuel X. DiFeo.
10.24(o)	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.25(o)	Operating Agreement dated May 12, 2000 between the Company, Penske Automotive Group, Inc and CarsDirect.com, Inc.
10.26(a)	Purchase Agreement by and between Penske Automotive Holdings Corp. and the Company dated as of December 22, 2000.
10.26.1(a)	Registration Rights Agreement among the Company and Penske Automotive Holdings Corp. dated as of December 22, 2000.
10.27(a)	Purchase Agreement by and between Mitsui & Co., Ltd. and the Company dated as of December 22, 2000.

10.27.1(a)	Registration Rights Agreement among the Company, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 28, 2001.
10.27.2(a)	Amended and Restated Stockholders Agreement by and among AI II, L.P., Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc. and the Company dated as of February 28, 2001.
10.27.3(a)	Letter Agreement among Penske Corporation, the Company, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated February 28, 2001.
21.1(a)	Subsidiaries of the Company.
23.1.1(a)	Consent of PricewaterhouseCoopers LLP.
23.1.2(a)	Consent of Deloitte & Touche LLP.
99.1(p)	Risk Factors.

(a)	Filed herewith.

(b)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-09429.

(c)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed on December 24, 1996, File No. 001-12297.

(d)	Incorporated herein by reference to the identically number exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 001-12297.

(e)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-12297.

(f)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297.

(g)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-12297.

(h)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed on February 20, 1998, File No. 001-12297.

(i)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-12297.

(j)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297.

(k)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297.

(l)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297.

(m)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, file No. 001-12297.

(n)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-12297.

(o)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-12297.

(p)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-12297.

(d)	Schedules — No Financial Statement Schedules are required to be filed as part of this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 28, 2001.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER S. PENSKE Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2001
/s/ SAMUEL X. DIFEO Samuel X. DiFeo	President, Chief Operating Officer and Director	March 28, 2001
/s/ JAMES R. DAVIDSON James R. Davidson	Executive Vice President — Finance (Principal Accounting Officer)	March 28, 2001
/s/ DONALD J. HOFMANN, JR. Donald J. Hofmann, Jr.	Director	March 28, 2001
/s/ EUSTACE W. MITA Eustace W. Mita	Director	March 28, 2001
/s/ RICHARD J. PETERS Richard J. Peters	Director	March 28, 2001
/s/ JAMES A. HISLOP James A. Hislop	Director	March 28, 2001
/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	March 28, 2001
/s/ JOHN J. HANNAN John J. Hannan	Director	March 28, 2001
/s/ MARSHALL S. COGAN Marshall S. Cogan	Director	March 28, 2001
/s/ MOTOKAZU YOSHIDA Motokazu Yoshida	Director	March 28, 2001
/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	March 28, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of United Auto Group, Inc.

Detroit, Michigan

      We have audited the accompanying consolidated balance sheets of United Auto Group, Inc. (the “Company”) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE

New York, New York

January 26, 2001, (February 28, 2001 as to Note 16)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of United Auto Group, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated results of United Auto Group, Inc.’s (the “Company”) operations and cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Princeton, New Jersey

March 29, 1999

UNITED AUTO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	1999

	(Dollars in thousands)

ASSETS

Cash and cash equivalents	$7,413	$19,847

Accounts receivable, net	190,792	140,473

Inventories	737,942	508,289

Other current assets	15,469	10,723

Total current assets	951,616	679,332

Property and equipment, net	107,085	68,232

Intangible assets, net	664,510	494,957

Other assets	39,484	36,816

Total Assets	$1,762,695	$1,279,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Floor plan notes payable	$689,687	$478,460

Accounts payable	55,344	47,113

Accrued expenses	72,075	46,328

Current portion of long-term debt	41,456	10,389

Total current liabilities	858,562	582,290

Long-term debt	377,721	218,535

Other long-term liabilities	64,742	47,647

Total Liabilities	1,301,025	848,472

Commitments and contingent liabilities

Stockholders’ Equity

Preferred Stock	—	—

Common Stock	2	2

Additional paid-in-capital	420,166	414,318

Retained earnings	41,502	16,545

Total Stockholders’ Equity	461,670	430,865

Total Liabilities and Stockholders’ Equity	$1,762,695	$1,279,337

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	1999	1998

	(In thousands, except per share amounts)

New vehicle sales	$2,971,468	$2,417,906	$1,958,885

Used vehicle sales	1,227,597	1,040,026	922,793

Finance and insurance	193,121	165,751	127,405

Service and parts	491,803	398,834	334,064

Total revenues	4,883,989	4,022,517	3,343,147

Cost of sales	4,206,032	3,473,080	2,887,530

Gross profit	677,957	549,437	455,617

Selling, general and administrative expenses	539,704	445,142	375,043

Operating income	138,253	104,295	80,574

Floor plan interest expense	(44,406)	(28,676)	(28,718)

Other interest expense	(32,777)	(29,344)	(31,462)

Other income (expense), net	—	2,571	4,800

Income from continuing operations before minority interests, income tax provision and extraordinary item	61,070	48,846	25,194

Minority interests	(512)	(722)	(262)

Income tax provision	(26,558)	(21,414)	(11,554)

Income from continuing operations	34,000	26,710	13,378

Income (loss) from discontinued operations, net of income taxes	—	46	(12,940)

Income before extraordinary item	34,000	26,756	438

Extraordinary item, net of income taxes	(3,969)	732	(1,235)

Net income (loss)	$30,031	$27,488	$(797)

Basic income from continuing operations per common share	$1.46	$1.10	$0.66

Basic net income (loss) per common share	$1.26	$1.14	$(0.04)

Income from continuing operations per diluted common share	$1.16	$1.01	$0.64

Net income (loss) per diluted common share	$1.02	$1.04	$(0.04)

Shares used in computing basic per share data	20,207	21,950	20,377

Shares used in computing diluted per share data	29,415	26,526	20,932

See Notes to Consolidated Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A		Class B		Voting and
	Convertible		Convertible		Non-voting
	Preferred Stock		Preferred Stock		Common Stock
							Additional	Retained
	Issued		Issued		Issued		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

	(Dollars in thousands)

Balances, December 31, 1997	—	$—	—	$—	18,898,146	$2	$310,373	$(9,818)	$300,557

Issuance of stock for acquisitions	—	—	—	—	1,683,638	—	39,632	—	39,632

Issuance of stock — exercise of stock options	—	—	—	—	156,600	—	2,586	—	2,586

Unrealized loss on marketable securities — UAF	—	—	—	—	—	—	—	(328)	(328)

Net loss	—	—	—	—	—	—	—	(797)	(797)

Balances, December 31, 1998	—	—	—	—	20,738,384	2	352,591	(10,943)	341,650

Issuance of stock for acquisitions	—	—	—	—	1,261,327	—	(13,960)	—	(13,960)

Repurchase of common stock	—	—	—	—	(118,000)	—	(992)	—	(992)

Issuance of preferred stock and warrants	7,904	—	397	—	—	—	76,679	—	76,679

Net income	—	—	—	—	—	—	—	27,488	27,488

Balances, December 31, 1999	7,904	—	397	—	21,881,711	2	414,318	16,545	430,865

Issuance of common stock	—	—	—	—	2,981,011	—	26,950	—	26,950

Repurchase of common stock	—	—	—	—	(2,872,856)	—	(26,176)	—	(26,176)

Payment in kind dividends	438	—	124	—	—	—	5,074	(5,074)	—

Net income	—	—	—	—	—	—	—	30,031	30,031

Balances, December 31, 2000	8,342	$—	521	$—	21,989,866	$2	$420,166	$41,502	$461,670

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	1999	1998

	(Dollars in thousands)

Operating activities:

Net income (loss)	$30,031	$27,488	$(797)

Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:

Depreciation and amortization	24,174	19,131	16,464

Deferred income taxes	10,897	10,007	8,561

Minority interests	512	722	262

Extraordinary item	5,613	—	—

Non-cash compensation expense	—	2,250	—

(Income) loss from discontinued operations	—	(46)	12,940

Unusual items	—	—	12,550

Changes in operating assets and liabilities:

Accounts receivable	(33,144)	(11,090)	(4,709)

Inventories	(67,942)	(73,687)	39,648

Floor plan notes payable	69,186	59,371	(29,587)

Accounts payable and accrued expenses	24,478	2,690	9,138

Other	(17,219)	3,922	(9,422)

Net cash provided by operating activities of continuing operations	46,586	40,758	55,048

Investing activities:

Purchase of equipment and improvements	(37,384)	(22,161)	(12,085)

Dealership acquisitions, net	(197,148)	(28,251)	(138,139)

Net cash used in investing activities of continuing operations	(234,532)	(50,412)	(150,224)

Financing activities:

Proceeds from borrowings of long-term debt	339,449	65,000	68,400

Payments of long-term debt and capital leases	(159,863)	(159,147)	(17,956)

Proceeds from issuance of common stock, preferred stock and warrants	16,852	76,679	2,020

Repurchase of common stock	(26,176)	(992)	—

Deferred financing costs	—	(227)	(1,842)

Net cash provided by (used in) financing activities of continuing operations	170,262	(18,687)	50,622

Net cash distributed by (invested in) discontinued operations	5,250	9,650	(11,343)

Net decrease in cash and cash equivalents	(12,434)	(18,691)	(55,897)

Cash and cash equivalents, beginning of year	19,847	38,538	94,435

Cash and cash equivalents, end of year	$7,413	$19,847	$38,538

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

Principles of Consolidation

      The consolidated financial statements include all significant majority-owned subsidiaries. All intercompany accounts and transactions among the consolidated subsidiaries have been eliminated.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments

      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, including floor plan notes payable, and an interest rate swap used to hedge future cash flows. The carrying amount of all significant financial instruments, except the interest rate swap, approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates. The fair value of the interest rate swap, based on the discounted cash flows of future payments the Company would be expected to make under the interest rate swap over its remaining term, approximated $10,187.

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Intangible Assets

      Intangible assets of $664,510, consisting primarily of excess of cost over the fair value of net assets acquired in purchase business combinations, are being amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization at December 31, 2000 amounted to $49,367. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $15,408, $12,996 and $11,560, respectively.

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

Defined Contribution Plans

      The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are typically based on the level of compensation and contributions by plan participants. The Company incurred expense of $1,389, $1,315 and $600 relating to such plans during the years ended December 31, 2000, 1999 and 1998, respectively.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts which require the use of significant estimates are accounts receivable, inventories, income taxes, intangible assets, and accrued expenses.

Advertising

      Advertising costs are expensed as incurred. The Company incurred advertising costs of $51,248, $43,165 and $37,318 during the years ended December 31, 2000, 1999 and 1998, respectively.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Net Income (Loss) Per Common Share

      Income available to common shareholders used in the computation of basic earnings per share data was computed based on income from continuing operations and net income, each as adjusted to reflect dividends accrued relating to outstanding preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, preferred stock and warrants. The 1998 computation of diluted earnings per share data also included the dilutive effect of the minimum share price guarantee on 1,040,039 shares of common stock issued in connection with the acquisition of the Young Automotive Group in 1998.

	Year Ended December 31,

	2000	1999	1998

Weighted average number of common shares outstanding	20,207	21,950	20,377

Effect of stock options, preferred stock and warrants	9,208	4,576	77

Effect of minimum share price guarantee	—	—	478

Weighted average number of common shares outstanding, including effect of dilutive securities	29,415	26,526	20,932

Derivative Instruments

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income and recorded in the income statement when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. The Company adopted SFAS 133 on January 1, 2001 and recorded $10,187 as a cumulative transition adjustment (reducing other comprehensive income) relating to an interest rate swap (cash-flow hedge) the Company entered into prior to the adoption of SFAS 133. Pursuant to SFAS 133, the cumulative transition adjustment will be amortized and reflected as floorplan interest expense over the remaining life of the interest rate swap.

2.  Unusual Items

      Between January 1, 1997 and October 31, 1998, the Company sold approximately 51,000 warranty and extended service contracts. The repair obligations for these contracts had been contractually assumed by Trace International Holdings, Inc. (“Trace”) and its subsidiary Alpha Automotive, Inc. (“Alpha”). As a result of uncertainty about Trace and Alpha’s ability to perform their contractual obligations, the Company entered into an insurance agreement under which the repair obligations relating to the 51,000 warranty and extended service contracts were assumed by the insurance company in exchange for a fixed premium payable over time. As a result, the Company has no further financial obligations related to these contracts other than to make specified premium payments. During 1998, the Company recorded a $12,550 pre-tax charge (the “Alpha Charge”), representing the estimated present value of those payments, which was recorded in cost of goods

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

sold in the consolidated statement of operations. Trace and Alpha remain liable with respect to the warranty and extended service contracts sold prior to November 1, 1998. Future recoveries from Trace and Alpha will reduce the cost of the insurance agreement. On July 21, 1999, Trace and its subsidiaries filed for protection in the bankruptcy court for the Southern District of New York. The case was converted from a Chapter 11 to a Chapter 7 bankruptcy proceeding on January 24, 2000. As a result, further recoveries from Trace are unlikely.

3.  Discontinued Operations

      During 1998, the Company discontinued its auto finance business. As a result, United Auto Finance, Inc. (“UAF”) no longer engages in the purchase or sale of automotive loans. Consequently, UAF has been reported as a discontinued operation in the accompanying consolidated statements of operations. In addition, the remaining net assets of UAF have been included in non-current assets on the consolidated balance sheets.

      Summarized financial information of UAF follows:

	Year Ended December 31,

	2000	1999	1998

Revenues	$1,995	$3,482	$5,108

Income (loss) from operations, net of tax provision of $26 in 1999 and tax benefit of $2,089 in 1998	—	46	(3,714)

Loss on disposal, net of tax benefit of $5,189	—	—	(9,226)

Net income (loss)	—	46	(12,940)

Net loss per diluted common share	—	—	(0.62)

	As of December 31,

	2000	1999

Cash and cash equivalents	$2,372	$2,852

Restricted cash	—	4

Finance assets, net	9,185	12,883

Other assets	294	429

Short-term debt, accrued liabilities and other liabilities	3,394	2,421

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

4.  Business Combinations

      During 2000 and 1999, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      During 2000, the Company acquired 35 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $225,623, consisting of approximately $204,975 in cash, the issuance of 841,476 shares of Common Stock and $10,550 of seller financed promissory notes. The consolidated balance sheets include preliminary allocations of the purchase price relating to these acquisitions, which are subject to final adjustment. Such allocations resulted in recording approximately $188,466 of goodwill. Acquisitions during 1999 were not material.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In connection with one of the acquisitions consummated during 2000, the Company agreed to make a contingent payment in cash to the extent the Common Stock issued in connection with such acquisition has a market value of less than $12.00 per share during specified future periods.

      During 2000, the Company paid $6,147 in cash in final settlement of its obligation with respect to a guarantee relating to 375,404 shares of Common Stock issued in connection with an acquisition that took place prior to 1998.

Pro Forma Results of Operations

      The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2000 and 1999 give effect to acquisitions consummated during 2000 as if they had occurred on January 1, 1999.

	December 31,

	2000	1999

Revenues	$5,390,394	$5,143,767

Income before minority interests and income taxes	65,791	55,863

Net income	36,642	30,632

Net income per diluted common share	1.22	1.12

5.  Inventories

      Inventories consisted of the following:

	December 31,

	2000	1999

New vehicles	$564,159	$378,311

Used vehicles	136,980	102,332

Parts, accessories and other	36,803	27,646

Total Inventories	$737,942	$508,289

6.  Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2000	1999

Furniture, fixtures and equipment	$58,069	$30,615

Equipment under capital lease	3,806	11,328

Buildings and leasehold improvements	69,357	42,531

Total	131,232	84,474

Less: Accumulated depreciation and amortization	24,147	16,242

Property and equipment, net	$107,085	$68,232

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $8,766, $6,135 and $4,904, respectively. Accumulated amortization at December 31, 2000 and 1999 on equipment under capital lease, included in accumulated depreciation and amortization above, amounted to $1,629 and $1,806, respectively.

7.  Floor Plan Notes Payable

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Outstanding borrowings under floor plan financing arrangements amounted to $689,687 and $478,460 as of December 31, 2000 and 1999, respectively. The floor plan agreements grant a security interest in the financed vehicles, as well as the related sales proceeds, and require repayment after a vehicle’s sale. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates. Floor plan interest expense for the years ended December 31, 2000, 1999 and 1998 was $44,406, $28,676 and $28,718, respectively. The weighted average interest rate on floor plan borrowings was 7.92%, 7.33% and 7.60% for the years ended December 31, 2000, 1999 and 1998, respectively.

8.  Long-Term Debt

      Long-term debt consisted of the following:

	December 31,

	2000	1999

Credit Agreement — Revolving Loans, weighted average interest — 8.39% and 8.97% at December 31, 2000 and 1999, respectively	$204,595	$19,580

Credit Agreement — Term Loans, weighted average interest — 9.20% and 8.97% at December 31, 2000 and 1999, respectively	186,000	35,000

Seller financed promissory notes payable through 2002, weighted average interest — 6.60% and 7.23% at December 31, 2000 and 1999, respectively	15,492	12,681

Term loans, weighted average interest — 6.95% and 7.72% at December 31, 2000 and 1999, respectively	5,433	4,014

Series A and B Senior Subordinated Notes due 2007, less net un-amortized discount of $1,044 at December 31, 1999.	3,650	149,956

Capitalized lease obligations	4,007	7,211

Other	—	482

Total long-term debt	419,177	228,924

Less: Current portion	41,456	10,389

Net long-term debt	$377,721	$218,535

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2001	$41,456

2002	3,154

2003	27,137

2004	1,172

2005	25,500

2006 and thereafter	320,758

Total long-term debt	$419,177

      The Company’s Credit Agreement, dated as of August 3, 1999, as amended and restated (the “Credit Agreement”), provides for up to $520.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. In addition, the Credit Agreement provides for up to $186.0 million to be used to repurchase the Company’s 11% Senior Subordinated Notes due 2007 (the “Notes”). Loans under the Credit Agreement bear interest at either LIBOR plus 2.00% or LIBOR plus 2.25%, other than borrowings to repurchase Notes which bear interest at LIBOR plus 3.00%. Outstanding letters of credit under the Credit Agreement as of December 31 2000 amounted to $1,600. The Credit Agreement replaced the Company’s previous bank borrowing facility, which was terminated upon the effective date of the Credit Agreement. The Company incurred an extraordinary charge during 1999 of $494 ($0.02 per diluted share), net of income taxes of $396, resulting from the write-off of unamortized deferred financing costs relating to the Company’s previous bank borrowing facility. The Company recorded an extraordinary charge during 1998 of $1,235 ($0.06 per diluted share), net of income taxes of $859, relating to the write-off of unamortized deferred financing costs relating to a previous borrowing facility.

      The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. The Credit Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. Substantially all of the Company’s assets not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement.

      During 1997, the Company completed the sale of $200,000 aggregate principal amount of Notes. The sale was exempt from registration under the Securities Act of 1933 pursuant to Rule 144A thereunder. The indentures governing the Notes require the Company to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. Such indentures also limit the Company’s ability to pay dividends based on a formula which takes into account, among other things, the Company’s consolidated net income, and contain other covenants which restrict the Company’s ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries.

      The indentures governing the Notes also contain a provision which requires the Company to offer to purchase all of the then outstanding Notes at a purchase price in cash equal to 101% of their principal amount in the event of a change in control. A change in control is deemed to have occurred if a purchaser, as defined, beneficially obtains 40% of the voting power, as defined, of the voting stock of the Company. As discussed in Note 12, the Company repurchased Common Stock through open market purchases, which increased the beneficial ownership interest of Penske Capital Partners and certain affiliated entities above 40%. As a result, the Company made an offer to purchase the outstanding Notes at a change of control redemption price of

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

101% of face value. In May 2000, the Company completed the tender for the then outstanding Notes, pursuant to which it repurchased $147,400 million face value of Notes. As a result, the Company recorded a $3,969 loss, net of $3,118 of tax, relating to the redemption premium paid for the Notes and the write-off of unamortized deferred financing costs. During 1999, the Company repurchased and retired $49,000 of the Notes. As a result, the Company recorded an extraordinary gain of $1,226 ($0.04 per diluted share), net of $1,001 of tax.

      As noted, the Credit Agreement and the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries (the “Note Guarantors”). Separate financial information of the Note Guarantors has been omitted because the Company is a holding company with no independent operations.

9.  Operating Lease Obligations

      The Company leases its dealership facilities and corporate offices under non-cancelable operating lease agreements with expiration dates through 2025, including all option periods available to the Company. Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2000 follow:

2001	$43,299

2002	41,420

2003	40,246

2004	39,640

2005	38,738

2006 and thereafter	356,412

$559,755

      Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $35,113, $29,493 and $26,917, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. Of the total rental payments, $5,575, $8,466 and $11,140, respectively, were made to related parties during 2000, 1999 and 1998, respectively.

10.  Related Party Transactions

      As discussed in Note 9, the Company is the tenant under a number of non-cancelable lease agreements with employees of the Company and certain other affiliated entities. The terms of the leases with the former owners were negotiated prior to acquisition and the Company believes all such leases are on terms no less favorable to the Company than would be obtained through arm’s-length negotiations with unaffiliated third parties. The Company believes the terms of the leases with affiliated entities are on terms no less favorable to the Company than would be obtained through arm’s-length negotiations with unaffiliated third parties.

      The Company is currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC (“AGR”). AGR is a wholly-owned subsidiary of Penske Corporation. During Fiscal 2000, the Company paid $1,260 to AGR under these lease agreements. In addition, in Fiscal 2000 the Company sold AGR real property and improvements which were subsequently leased by AGR to the Company. The sale of each parcel of property was valued at a price which was either independently confirmed by an third party appraiser or at the price at which the Company purchased the property. Pursuant to these purchases, AGR paid the Company $23,365 in Fiscal 2000. The Company believes that the terms of these transactions are no less favorable than the terms available from unaffiliated third parties negotiated on an arm’s length basis.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Company is also party to operating agreements with Roger S. Penske, Jr., the son of Roger S. Penske, the Company’s Chairman and Chief Executive Officer, reflecting (a) the ownership by Mr. Penske, Jr. of 20% of UAG Cerritos, LLC and the ownership by the Company of the remaining 80% of UAG Cerritos, LLC, and (b) the ownership by Mr. Penske, Jr. of 4.7% of United Auto do Brasil, Ltda. and by the Company of 90.6% of United Auto do Brasil, Ltda. Mr. Penske, Jr. contributed approximately $1,838 for his 20% interest in UAG Cerritos, LLC and the Company contributed $7,352 for its 80% interest in UAG Cerritos, LLC. The Company contributed approximately $3,571 for its 90.6% interest in United Auto do Brasil, Ltda. and Mr. Penske, Jr. contributed approximately $185 for his 4.7% interest in United Auto do Brasil, Ltda. The Company from time to time provides to these subsidiaries working capital and other debt financing at costs that are comparable to the costs charged by the Company to its other subsidiaries.

      In prior years, the Company entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships awaited final manufacturer approval. Pursuant to such management agreements, the Company was paid a monthly fee for managing all aspects of the dealerships’ operations. Aggregate income relating to such management fees of $2,571 and $4,800 for the years ending December 31, 1999 and 1998, respectively, has been included in other income (expense), net in the accompanying consolidated statement of operations.

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

      From time to time, the Company pays and/or receives fees from the Purchaser (as hereinafter defined) and its affiliates for services rendered in the normal course of business, including rents paid to AGR. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. Aggregate payments relating to such transactions amounted to $3,721 and $311 for the years ended December 31, 2000 and 1999, respectively.

      From time to time, the Company paid and/or received fees from Trace and its affiliates for services rendered in the normal course of business. The Company no longer engages in such transactions. These transactions reflected the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions were on terms at least as favorable as those which would have been obtained from an unrelated third party. Aggregate payments relating to such transactions amounted to $131 and $260 for the years ending December 31, 1999 and 1998, respectively.

11. Stock Compensation Plans

      During 1996, the Company’s Board of Directors and stockholders adopted a Stock Option Plan. Under the Stock Option Plan, all full-time employees of the Company and its subsidiaries and affiliates are eligible to participate. During 2000, the Company granted options to purchase 588,353 shares at the fair market value of the Company’s stock on the date of the grant. Options granted under the Stock Option Plan have a ten year life and typically vest on a pro-rata basis over three or five years. As of December 31, 2000, the aggregate number of shares of Common Stock for which stock options may be granted under the Stock Option Plan may not exceed 3,000,838. As of December 31, 2000, 645,265 shares of Common Stock were available for the grant

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

of options under the Stock Option Plan. Presented below is a summary of the status of stock options held by eligible employees during 2000 and 1999:

	2000		1999

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,431,794	$15.16	1,227,390	$18.06

Granted	588,353	9.89	332,790	7.23

Exercised	—	—	—	—

Forfeited	—	—	128,386	20.25

Options outstanding at end of year	2,020,147	$13.63	1,431,794	$15.16

      The following table summarizes the status of UAG’s employee stock options outstanding and exercisable at January 1, 2001:

		Weighted	Weighted		Weighted
Range of	Stock	Average	Average	Stock	Average
Exercise	Options	Remaining	Exercise	Options	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 7 to $13	1,090,443	8.23	$9.09	201,998	$9.09
$13 to $30	929,704	7.42	18.94	479,389	19.66

	2,020,147			681,387

      The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”). Had the Company elected to recognize compensation expense for stock options based on the fair value at the grant dates of awards, net income and earnings per share would have been as follows:

	Year Ended December 31,

	2000	1999	1998

Income from continuing operations	$32,032	$24,516	$12,253

Income from continuing operations per diluted share	1.09	0.92	0.59

Net income (loss)	28,063	25,294	(1,922)

Net income (loss) per diluted share	0.95	0.95	(0.09)

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 40.3% in 2000, 49.7% in 1999 and 30.0% in 1998; risk-free interest rate of 7.75% in 2000, 8.00% in 1999 and 7.00% in 1998; and expected lives of five years. The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 is $4.67, $3.85 and $6.99 per share, respectively.

      In connection with the Securities Purchase Agreement, the Company issued 800,000 options during 1999 to purchase Common Stock with an exercise price of $10.00 per share. The Company recorded $2,250 in compensation expense during 1999 relating to the issuance of such options.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

12.  Stockholders’ Equity

      At December 31, 2000 and 1999, the following classes of stock are authorized, issued or outstanding (share amounts in thousands):

Series A Preferred Stock, $0.0001 par value; 10 shares authorized, 8 issued and outstanding	$—	$—

Series B Preferred Stock, $0.0001 par value; 10 shares authorized, 1 issued and outstanding	—	—

Common Stock, $0.0001 par value, 80,000 shares authorized; 21,990 shares issued, including 3,434 treasury shares, at December 31, 2000; 21,882 shares issued, including 561 treasury shares, at December 31, 1999	2	2

Non-voting Common Stock, $0.0001 par value; 7,125 shares authorized, none issued and outstanding, at December 31, 2000 and 1999	—	—

Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—

Additional paid-in-capital	420,166	414,318

Retained earnings	41,502	16,545

Total stockholders’ equity	$461,670	$430,865

      In December 2000, the Company issued 2,139,535 shares of Common Stock to Penske Corporation in a private placement for $10.75 per share. Aggregate proceeds, amounting to $23,000, were used to reduce debt. In addition, in December 2000, the Company’s Third Restated Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 40,000,000 shares to 80,000,000 shares.

      In 1999, the Company announced that its Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding stock. Pursuant to such authorization, the Company repurchased 2,990,856 shares through open market purchases and negotiated transactions at an aggregate cost of $27,168.

      During 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (“IMCG II”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “Purchaser”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), (ii) an aggregate of 396.876 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (iii) warrants (the “Warrants”) to purchase (a) 3,898,665 shares of the Company’s voting Common Stock, par value $0.0001 per share (the “Common Stock”), and (b) 1,101,335 shares of the Company’s non-voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”) for $83,000. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II’s dividends will be paid in shares of Series B Preferred Stock. After two years, all such dividends will be paid in cash. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004.

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

13.  Income Taxes

      The income tax provision relating to income from continuing operations consisted of the following:

	Year Ended December 31,

	2000	1999	1998

Current:

Federal	$11,950	$7,091	$278

State and local	3,269	3,352	3,687

Foreign	442	964	228

Total current	15,661	11,407	4,193

Deferred:

Federal	9,397	9,085	4,733

State and local	1,255	517	1,937

Foreign	245	405	691

Total deferred	10,897	10,007	7,361

Income tax provision relating to continuing operations before extraordinary item	$26,558	$21,414	$11,554

      The income tax provision relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,

	2000	1999	1998

Income tax provision at the Federal statutory rate of 35%	$21,374	$17,096	$8,818

State and local income taxes, net of federal benefit	2,941	2,516	1,994

Impact of change in effective state rate on temporary differences, net of federal benefit	—	—	1,641

Valuation allowance	—	—	(1,700)

Non-deductible amortization of goodwill	1,864	1,330	1,412

Revision to estimated liabilities	—	—	(903)

Other	379	472	292

Income tax provision relating to continuing operations	$26,558	$21,414	$11,554

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities reported for financial

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

accounting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31, 2000 and 1999 were as follows:

	2000	1999

Deferred Tax Assets

Net operating loss carryforwards	$2,565	$2,105

Accrued liabilities	7,567	2,534

Partnership investments	—	346

Capital loss carryforwards	3,031	3,007

Sale of finance receivables and other items	548	1,913

Issuance of compensatory stock options	810	810

Other	1,662	1,013

Total deferred tax assets	16,183	11,728

Valuation allowance	(1,490)	(1,490)

Net deferred tax assets	14,693	10,238

Deferred Tax Liabilities

Depreciation and amortization	(19,021)	(15,679)

Partnership investments	(17,440)	—

Total deferred tax liabilities	(36,461)	(15,679)

Net deferred tax liabilities	$(21,768)	$(5,441)

      At December 31, 2000, the Company has $49,226 of state net operating loss carryforwards that expire at various dates through 2020.

14.  Supplemental Cash Flow Information

      The following table presents supplementary cash flow information:

	2000	1999	1998

Cash paid interest	$77,560	$57,073	$55,401

Cash paid income taxes	14,149	9,587	3,234

Non-cash financing and investing activities:

Dealership acquisition costs financed by issuance of stock	10,098	—	36,100

Dealership acquisition cost financed by long-term debt	10,550	1,500	12,200

15.  Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data(1)(2):
2000

Total revenues	$1,110,767	$1,204,149	$1,331,173	$1,237,900

Gross profit	152,113	166,780	182,613	176,451

Income from continuing operations	5,640	11,064	11,179	6,117

Net income	5,640	7,095	11,179	6,117

Income from continuing operations per diluted common share	0.19	0.38	0.40	0.21

Net income per diluted common share	0.19	0.24	0.40	0.21

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Statements of Operations Data(1)(2):
1999

Total revenues	$904,732	$1,043,598	$1,085,366	$988,821

Gross profit	124,758	141,832	146,484	136,363

Income from continuing operations	3,698	8,620	8,969	5,423

Net income	3,698	8,620	9,317	5,853

Income from continuing operations per diluted common share	0.16	0.35	0.31	0.18

Net income per diluted common share	0.16	0.35	0.32	0.19

(1)	As discussed in Note 3, the results of UAF have been recorded as discontinued operations.

(2)	As discussed in Note 8, the Company recorded a $3,969 extraordinary loss in the second quarter of 2000, an extraordinary gain of $320 in the third quarter of 1999 and an extraordinary gain of $412 in the fourth quarter of 1999.

      The per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts.

16.  Subsequent Events

      In February 2001, the Company issued 1,302,326 shares of Common Stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (together with Mitsui & Co., Ltd. “Mitsui”) in a private placement for $10.75 per share (the “Mitsui Transaction”). Aggregate proceeds, amounting to $14,000, were used to reduce borrowings under the Credit Agreement. Pursuant to the anti-dilution provisions of the Warrants and as a result of the Mitsui Transaction (a) the warrants to purchase 3,898,665 shares of the Company’s Common Stock were increased to 3,915,580 shares (3,935,884 shares after February 3, 2002), (b) the warrants to purchase 1,101,335 shares of the Company’s Non-Voting Common Stock were increased to 1,106,113 shares (1,111,849 shares after February 3, 2002). In addition, as a result of the Mitsui Transaction the warrants are exercisable at a price of $12.45 per share for thirty months after August 1999 and $15.35 per share thereafter until May 2, 2004.

Exhibit Index

3.1(l)	Certificate of Amendment of Certificate of Incorporation of the Company dated August 3, 1999.
3.2(b)	Restated Bylaws.
4.1(b)	Specimen Common Stock Certificate.
4.2(f)	Indenture, dated as of July 23, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Note and Guarantee.
4.4(f)	Indenture, dated as of September 16, 1997, among the Company, the Guarantors party thereto and The Bank of New York, as Trustee, including from of Series B Note and Guarantee.
4.5(k)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
10.1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among the Company and the investors listed therein, as amended July 31, 1996.
10.1.4(b)	Form of Warrant.
10.1.8(b)	Stock Option Plan of the Company.
10.1.8.1(i)	Amendment to Stock Option Plan of the Company.
10.1.8.2(p)	First Amended and Restated Stock Option Plan of the Company.
10.1.13(b)	Non-employee Director Compensation Plan of the Company.
10.1.15(b)	Form of Option Certificate of the Company in favor of Samuel X. DiFeo and Joseph C. DiFeo.
10.1.19.6(a)	Amended and Restated Credit Agreement, dated as of December 22, 2000, among the Company, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.
10.2(k)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and the Company.

10.2.1(b)	Honda Automobile Dealer Sales and Service Agreement, including Standard Provisions
10.2.2(b)	Lexus Dealer Agreement, including Standard Provisions.
10.2.3(b)	Mitsubishi Dealer Sales and Services Agreement, including Standard Provisions.
10.2.4(b)	BMW of North America, Inc., Dealer Agreement, including Standard Provisions.
10.2.5(b)	Suzuki Term Dealer Sales and Service Agreement, including Standard Provisions.
10.2.6(b)	Toyota Dealer Agreement, including Standard Provisions.
10.2.7(p)	General Motors Dealer Sales and Service Agreement, including Standard Provisions.
10.2.9(b)	Nissan Dealer Sales and Service Agreement, including Standard Provisions.
10.2.10(b)	Chrysler Corporation Term Sales and Service Agreement, including Standard Provisions.
10.2.11(n)	Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement including Standard Provisions.
10.2.12(n)	Mercedes-Benz USA, Inc. Light Truck Retailer Agreement including Standard Provisions.
10.2.13(n)	Mazda North America Sales and Service Agreement including Standard Provisions.
10.2.15(b)	Hyundai Motor America Dealer Sales and Service Agreement, including Standard Provisions.
10.2.21 and 22(b)	Isuzu Dealer Sales and Service Agreement, including Standard Provisions.
10.2.26(b)	Settlement Agreement, dated as of October 3, 1996, among the Company and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.
10.3(l)	Stock Option Agreement, dated as of August 3, 1999, between the Company and Roger S. Penske.
10.3.1(g)	Ford Sales and Service Agreement, including Standard Provisions.
10.4(l)	Stock Option Agreement, dated as of August 3, 1999 between the Company and Marshall S. Cogan.
10.8.1(b)	Stock Purchase Agreement, dated as of June 6, 1996, among the Company, UAG West, Inc., Scottsdale Jaguar, LTD., SA Automotive, LTD., SL Automotive, LTD., SPA Automotive, LTD., LRP, LTD., Sun BMW, LTD., Scottsdale Management Group, LTD., 6725 Dealership LTD., and certain parties named therein, as amended on October 21, 1996 by Amendment No. 1, Amendment No. 2 and Amendment No. 3.
10.8.3(b)	Form of Employment Agreement between the Company, UAG West, Inc., and Steven Knappenberger.
10.8.5(b)	Audi Dealer Agreement, including Standard Provisions.
10.8.6(b)	Acura Automobile Dealer Sales and Service Agreement, including Standard Provisions.
10.8.8(b)	Porsche Sales and Service Agreement, including Standard Provisions.
10.8.9(b)	Land Rover North America, Inc. Dealer Agreement, including Standard Provisions.
10.8.21(e)	Rolls-Royce Dealer Agreement.
10.11.1(c)	Agreement and Plan of Merger, dated December 16, 1996, among Crown Jeep Eagle, Inc., Berylson, Inc., Shannon Automotive, Ltd., Kevin J. Coffey, Paul J. Rhodes, the Company, UAG Texas, Inc., and UAG Texas II, Inc.
10.13.1(d)	Stock Purchase Agreement, dated February 19, 1997, among the Company, UAG East, Inc., Amity Auto Plaza, Ltd., Massapequa Imports Ltd., Westbury Nissan Ltd., Westbury Superstore Ltd., J&S Auto Refinishing Ltd., Florida Chrysler Plymouth Jeep Eagle Inc., Palm Auto Plaza, Inc., West Palm Infiniti Inc., West Palm Nissan Inc., Northlake Auto Finish Inc., John A. Staluppi and John A. Staluppi, Jr., as amended April 7, 1997 and April 30, 1997.

10.15.1(e)	Stock Purchase Agreement, dated April 12, 1997, among the Company, Gene Reed Chevrolet, Inc., Michael Chevrolet-Oldsmobile, Inc., Reed-Lallier Chevrolet, Inc., Gene Reed, Jr., Michael L. Reed, Michael G. Lallier, Deborah B. Lallier, John P. Jones, Charles J. Bradshaw, Charles J. Bradshaw, Jr., Julia D. Bradshaw and William B. Bradshaw, as amended May 31, 1997.
10.18.1(f)	Stock Purchase Agreement, dated July 25, 1997 among the Company, UAG Classic, Inc., Classic Auto Group, Inc., Cherry Hill Classic Cars, Inc., Classic Enterprises, Inc., Classic Buick, Inc., Classic Chevrolet, Inc., Classic Management, Inc., Classic Turnersville, Inc., Classic Imports, Inc., and Thomas J. Hessert, Jr. (as amended).
10.19.1.1(f)	Stock Purchase Agreement, dated as of September 25, 1997 among the Company, UAG Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young Management Group, Inc., and certain parties named therein.
10.19.1.2(f)	Agreement and Plan of Merger, dated as of September 25, 1997 among the Company, UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Paramount Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc., and certain parties named therein.
10.19.1.3(h)	Amendment to Stock Purchase Agreement, dated January 31, 1998, between and among United Auto Group, Inc., UAG Young, Inc., Dan Young Chevrolet, Inc., Dan Young, Inc., Parkway Chevrolet, Inc., Young Management Group, Inc., and certain parties named therein.
10.19.1.4(h)	Amendment to Agreement and Plan of Merger, dated January 31, 1998, between and among United Auto Group, Inc., UAG Kissimmee Motors, Inc., UAG Paramount Motors, Inc., UAG Century Motors, Inc., Kissimmee Motors, Inc., Paramount Chevrolet-Geo, Inc., Century Chevrolet-Geo, Inc., and certain parties named therein.
10.20.1(j)	Securities Purchase Agreement, dated as of April 12, 1999, among the Company and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
10.20.2(j)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.3(j)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
10.20.4(j)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.7(k)	Registration Rights Agreement, dated as of May 3, 1999, by and among the Company, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.22(m)	Severance Agreement, dated August 2, 1999 between the Company and James Davidson.
10.23(m)	Letter Agreement dated August 3, 1999 between the Company and Samuel X. DiFeo.
10.24(o)	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.25(o)	Operating Agreement dated May 12, 2000 between the Company, Penske Automotive Group, Inc and CarsDirect.com, Inc.
10.26(a)	Purchase Agreement by and between Penske Automotive Holdings Corp. and the Company dated as of December 22, 2000.
10.26.1(a)	Registration Rights Agreement among the Company and Penske Automotive Holdings Corp. dated as of December 22, 2000.
10.27(a)	Purchase Agreement by and between Mitsui & Co., Ltd. and the Company dated as of December 22, 2000.

10.27.1(a)	Registration Rights Agreement among the Company, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 28, 2001.
10.27.2(a)	Amended and Restated Stockholders Agreement by and among AI II, L.P., Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc. and the Company dated as of February 28, 2001.
10.27.3(a)	Letter Agreement among Penske Corporation, the Company, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated February 28, 2001.
21.1(a)	Subsidiaries of the Company.
23.1.1(a)	Consent of PricewaterhouseCoopers LLP.
23.1.2(a)	Consent of Deloitte & Touche LLP.
99.1(p)	Risk Factors.

(a)	Filed herewith.

(b)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, Registration No. 333-09429.

(c)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed on December 24, 1996, File No. 001-12297.

(d)	Incorporated herein by reference to the identically number exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 001-12297.

(e)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 001-12297.

(f)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297.

(g)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-12297.

(h)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed on February 20, 1998, File No. 001-12297.

(i)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-12297.

(j)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297.

(k)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297.

(l)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297.

(m)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, file No. 001-12297.

(n)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-12297.

(o)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-12297.

(p)	Incorporated herein by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-12297.