Form 10-Q
period 2001-03-31
UNITED AUTO GROUP INC
filed 2001-05-15
CIK 1019849

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

     As of May 8, 2001, there were 34,417,556 shares of voting common stock outstanding.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II
SIGNATURES
Restated Certificate of Incorporation
Agreement bet the Company & Marshall S. Cogan

Page

PART I
1. Financial Statements and Supplementary Data (unaudited)

Consolidated Condensed Balance Sheets as of March 31, 2001 and December 31, 2000	1

Consolidated Condensed Statements of Income for the three months ended March 31, 2001 and 2000	2

Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000	3

Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the three months ended March 31, 2001	4

Notes to Consolidated Condensed Financial Statements	5

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II

1. Legal Proceedings	13

6. Exhibits and Reports on Form 8-K	13

Signatures	14

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Cash and cash equivalents	$485	$7,413

Accounts receivable, net	221,751	190,792

Inventories	743,090	737,942

Other current assets	15,423	15,469

Total current assets	980,749	951,616

Property and equipment, net	131,039	107,085

Intangible assets, net	726,061	664,510

Other assets	40,282	39,484

Total Assets	$1,878,131	$1,762,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Floor plan notes payable	$674,490	$689,687

Accounts payable	67,353	55,344

Accrued expenses	69,131	72,075

Current portion of long-term debt	36,942	41,456

Total current liabilities	847,916	858,562

Long-term debt	486,528	377,721

Other long-term liabilities	76,317	64,742

Total liabilities	1,410,761	1,301,025

Stockholders’ Equity

Preferred stock	—	—

Common stock	2	2

Additional paid-in-capital	436,234	420,166

Retained earnings	46,146	41,502

Accumulated other comprehensive loss	(15,012)	—

Total stockholders’ equity	467,370	461,670

Total Liabilities and Stockholders’ Equity	$1,878,131	$1,762,695

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

New vehicle sales	$843,379	$663,800

Used vehicle sales	354,597	293,071

Finance and insurance	56,378	43,735

Service and parts	140,622	110,161

Total revenues	1,394,976	1,110,767

Cost of sales	1,203,186	958,654

Gross profit	191,790	152,113

Selling, general and administrative expenses	157,894	124,844

Operating income	33,896	27,269

Floor plan interest expense	(12,578)	(9,918)

Other interest expense	(9,668)	(6,863)

Income before minority interests and income taxes	11,650	10,488

Minority interests	(14)	(231)

Income taxes	(5,066)	(4,617)

Net income	$6,570	$5,640

Basic net income per common share	$0.23	$0.21

Net income per diluted common share	$0.21	$0.19

Shares used in computing basic per share data	22,438	21,278

Shares used in computing diluted per share data	31,843	30,074

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Operating activities:

Net income	$6,570	$5,640

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	7,677	5,377

Minority interests	14	231
Changes in operating assets and liabilities

Accounts receivable	(22,540)	(1,944)

Inventories	28,193	(16,061)

Floor plan notes payable	(45,119)	(1,511)

Accounts payable and accrued expenses	(9,146)	(4,536)

Other	3,439	5,114

Net cash used in operating activities	(30,912)	(7,690)

Investing activities:

Purchase of equipment and improvements	(22,283)	(9,013)

Dealership acquisitions, net	(72,169)	(46,173)

Net cash used in investing activities	(94,452)	(55,186)

Financing activities:

Proceeds from borrowings of long-term debt	110,051	75,000

Payments of long-term debt and capital leases	(7,757)	(4,714)

Proceeds from issuance of stock	14,142	—

Repurchase of common stock	—	(11,733)

Net cash provided by financing activities	116,436	58,553

Net cash provided by discontinued operations	2,000	—

Net decrease in cash and cash equivalents	(6,928)	(4,323)

Cash and cash equivalents, beginning of period	7,413	19,847

Cash and cash equivalents, end of period	$485	$15,524

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Class A		Class B						Accumulated
	Convertible		Convertible		Voting Common				Other
								Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Earnings	Loss

December 31, 2000	8,342	$—	521	$—	21,989,866	$2	$420,166	$41,502	$—

Issuance of common stock					1,302,326		14,000

Repurchase of common stock

Payment of in kind dividends	225		63				1,926	(1,926)

Exercise of options					25,000		142

Net income								6,570

Fair value of interest rate swap agreement									(14,602)

Foreign currency translation									(410)

March 31, 2001	8,567	$—	584	$—	23,317,192	$2	$436,234	$46,146	$(15,012)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total
	Stockholders’	Comprehensive
	Equity	Income (Loss)

December 31, 2000	$461,670	$—

Issuance of common stock	14,000

Repurchase of common stock	—

Payment of in kind dividends	—

Exercise of options	142

Net income	6,570	6,570

Fair value of interest rate swap agreement	(14,602)	(14,602)

Foreign currency translation	(410)	(410)

March 31, 2001	$467,370	$(8,442)

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

1.  Basis of Presentation

      The information presented as of March 31, 2001 and 2000 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

2.  Inventories

      Inventories consisted of the following:

	March 31,	December 31,
	2001	2000

New vehicles	$587,580	$597,589

Used vehicles	117,748	103,550

Parts, accessories and other	37,762	36,803

Total inventories	$743,090	$737,942

3.  Business Combinations

      During 2001 and 2000, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

      During the three months ended March 31, 2001, the Company acquired 6 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $78,541, consisting of approximately $76,541 in cash and $2,000 of seller financed promissory notes. The consolidated condensed balance sheets include preliminary allocations of the purchase price relating to these acquisitions, which are subject to final adjustment. Such allocations resulted in recording approximately $71,737 of goodwill.

      The following unaudited consolidated pro forma results of operations of the Company for the three month periods ended March 31, 2001 and 2000 give effect to acquisitions consummated subsequent to January 1, 2000 as if they had occurred on January 1, 2000.

	Three Months
	Ended
	March 31,

	2001	2000

Revenues	$1,434,091	$1,431,295

Income before minority interests and income taxes	12,619	11,407

Net income	7,118	6,149

Net income per diluted common share	0.22	0.20

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Per Share Amounts)
(Unaudited)

4.  Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), is effective for all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Under SFAS 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income currently and in the income statement when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

      The Company is exposed to interest rate risk relating to its variable interest rate debt instruments, which generally bear interest based upon LIBOR. As part of its overall strategy to manage the level of exposure to interest rate risk, the Company uses interest rate swap agreements. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure, and does not anticipate entering into derivative instruments that do not qualify in hedging relationships. The Company is currently party to an interest rate swap agreement pursuant to which a notional $200.0 million of the Company’s floating interest rate debt has been exchanged for fixed interest rate debt through December 31, 2004. The fixed interest rate to be paid by the Company is approximately 7.1%. The Company’s swap agreement has been designated and qualifies as a cash-flow hedge of the Company’s forecasted variable interest rate payments.

      The Company adopted SFAS 133 on January 1, 2001. As a result, the Company has recognized a $14,602 reduction of other comprehensive income through March 31, 2001, which results from recording on the consolidated condensed balance sheets the estimated fair value of the interest rate swap as required by SFAS 133. The impact of SFAS 133 was immaterial to earnings during the three months ended March 31, 2001.

5.  Earnings Per Share

      Income available to common shareholders used in the computation of basic earnings per share data was computed based on net income, adjusted to reflect accrued dividends relating to outstanding preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, preferred stock and warrants. A reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the three month periods ended March 31, 2001 and 2000 follows:

	Three Months
	Ended
	March 31,

	2001	2000

Weighted average number of common shares outstanding	22,438,000	21,278,000

Effect of stock options, preferred stock and warrants	9,405,000	8,796,000

Weighted average number of common shares outstanding, including effect of dilutive securities	31,843,000	30,074,000

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Per Share Amounts)
(Unaudited)

6.  Stockholders’ Equity

      In February 2001, the Company issued 1,302,326 shares of voting common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (together with Mitsui & Co., Ltd. “Mitsui”) in a private placement for $10.75 per share (the “Mitsui Transaction”). Aggregate proceeds, amounting to $14,000, were used to reduce borrowings under the Company’s Amended and Restated Credit Agreement, dated as of December 22, 2000. Pursuant to the anti-dilution provisions of the warrants issued in August 1999 and as a result of the Mitsui Transaction (a) the warrants to purchase 3,898,665 shares of the Company’s common stock were increased to 3,915,580 shares (3,935,884 shares after February 3, 2002) and (b) the warrants to purchase 1,101,335 shares of the Company’s non-voting common stock were increased to 1,106,113 shares (1,111,849 shares after February 3, 2002). In addition, as a result of the Mitsui Transaction the warrants are exercisable at a price of $12.45 per share for thirty months after August 1999 and $15.35 per share thereafter until May 2, 2004.

7.  Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Three Months
	Ended
	March 31,

	2001	2000

Cash paid for interest	$23,037	$20,078

Cash paid for income taxes	1,470	1,628

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Also, the Company made a number of dealership acquisitions in 2001 and 2000. Each of these acquisitions has been accounted for using the purchase method of accounting and as a result, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $265.9 million, or 26.5%, from $1.0 billion to $1.3 billion. The overall increase in revenues is due primarily to: (i) a $31.2 million, or 3.5%, increase in retail revenues at dealerships owned prior to January 1, 2000 and (ii) dealership acquisitions made subsequent to January 1, 2000; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 2000 reflects 2.7%, 2.7%, 12.4% and 6.2% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $126.1 million from fleet and wholesale transactions represent a 17% increase versus the prior year.

      Retail sales of new vehicles, which exclude fleet sale transactions, increased by $173.3 million, or 27.4%, from $632.5 million to $805.9 million. The increase is due primarily to: (i) a $15.5 million, or 2.7%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000 is due primarily to a 0.5% increase in new retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 21.9%, due principally to: (i) the net increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 31,035 new vehicles (65.3% of total retail vehicle sales) during the three months ended March 31, 2001, compared with 25,466 new vehicles (64.2% of total retail vehicle sales) during the three months ended March 31, 2000. Fleet revenues increased $6.2 million, or 19.9%, versus the comparable prior year period. The increase in fleet revenues is due primarily to: (i) a 14.1% increase in fleet unit sales at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000, offset in part by a decrease resulting from the divestiture of certain dealerships.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $49.4 million, or 22.8%, from $216.5 million to $266.0 million. The increase is due primarily to: (i) a $5.5 million, or 2.7%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000 is due primarily to an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 16.1%, due principally to: (i) the net increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 16,486 used vehicles (34.7% of total retail vehicle sales) during the three months ended March 31, 2001 compared with 14,195 used vehicles (35.8% of total retail vehicle sales) during the three months ended March 31, 2000. Wholesale revenues increased $12.1 million, or 15.8%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: acquisitions made subsequent to January 1, 2000, offset in part by (i) a $5.3 million, or 7.8%, decrease at dealerships owned prior to January 1, 2000 and (ii) a decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $12.6 million, or 28.9%, from $43.7 million to $56.4 million. The increase is due primarily to: (i) a $4.2 million, or 12.4%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $30.5 million, or 27.7%, from $110.2 million to $140.6 million. The increase is due primarily to: (i) a $6.1 million, or 6.2%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $39.9 million, or 26.3%, from $151.6 million to $191.5 million. The increase in gross profit is due to: (i) a $5.6 million, or 4.2%, increase in retail gross profit at stores owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions of 15.1% was consistent with the prior year. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.3%, 10.5%, 58.6%, and 44.8%, respectively, compared with 8.6%, 10.9%, 58.6% and 43.3% in comparable prior year period. Gross profit as a percentage of revenues on retail transactions was influenced by: (i) increased gross profit margins on service and parts revenues and (ii) an increase in the percentage of higher margin finance and insurance and service and parts revenues to total retail revenues; offset by (i) an increase in the relative proportion of lower margin vehicle sales revenues to total retail revenues, (ii) decreased gross profit margins on new retail vehicle revenues, and (iii) decreased gross profit margins on used retail vehicle revenues. Aggregate gross profit on fleet and wholesale transactions decreased by $0.2 million to $0.3 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $33.1 million, or 26.5%, from $124.8 million to $157.9 million. Such expenses increased as a percentage of revenue from 11.2% to 11.3%, and increased as a percentage of gross profit from 82.1% to 82.3%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a $7.8 million, or 7.6%, increase at stores owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to January 1, 2000 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 4.2% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense increased by $2.7 million, or 26.8%, from $9.9 million to $12.6 million. The increase in floor plan interest expense is due to: (i) a $0.1 million, or 0.5%, increase at stores owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000, offset in part by decreases relating to the divestiture of certain dealerships. The increase at stores owned prior to January 1, 2000 is due to an increase in inventory levels compared to 2000 offset in part by a decrease in the Company’s weighted average borrowing rate during 2001.

      Other Interest Expense. Other interest expense increased by $2.8 million, or 40.9%, from $6.9 million to $9.7 million. The increase is due primarily to increased acquisition related indebtedness, offset in part by (i) a decrease in the Company’s weighted average borrowing rate during 2001, (ii) the effect of refinancing the Company’s 11.0% Senior Subordinated Notes due 2007 (the “Notes”) and certain other indebtedness with lower interest borrowings under the Company’s Amended and Restated Credit Agreement, dated as of December 22, 2000 (the “Credit Agreement”) and (iii) the paydown of indebtedness with proceeds from equity offerings subsequent to March 31, 2000.

      Income Taxes. Income taxes increased by $0.5 million from $4.6 million to $5.1 million. The increase is due to an increase in pre-tax income compared with 2000, offset in part by a decrease in the Company’s estimated annual effective income tax rate. The decrease in the comparative estimated effective rate is due primarily to a decrease in the Company’s estimated effective state tax rate resulting from certain tax planning initiatives and a change in the geographic mix of the Company’s earnings.

Liquidity and Capital Resources

      The cash requirements of the Company are primarily for the acquisition of new dealerships, working capital and the improvement of existing facilities. Historically, these cash requirements have been met through issuances of equity and debt instruments and cash flow from operations. At March 31, 2001, the Company had working capital of $132.8 million.

      In February 2001, the Company issued 1,302,326 shares of voting common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. in a private placement for $10.75 per share (the “Mitsui Transaction”). Aggregate proceeds, amounting to $14.0 million, were used to reduce borrowings under the Credit Agreement.

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. The floor plan agreements grant a security interest in the financed vehicles, as well as the related sales proceeds, and require repayment after a vehicle’s sale. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in prime or LIBOR interest rates. As of March 31, 2001, the Company’s outstanding borrowings under floor plan arrangements amounted to $674.5 million.

      The Credit Agreement provides for up to $520.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. In addition, the Credit Agreement provides for up to $186.0 million to be used to repurchase Notes. Loans under the Credit Agreement bear interest at either LIBOR plus 2.00% or LIBOR plus 2.25%, other than borrowings to repurchase Notes which bear interest at LIBOR plus 3.00%. The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. The Credit Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. Substantially all of the Company’s assets not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement. As of March 31, 2001, the Company’s outstanding borrowings under the Credit Agreement amounted to $504.0 million, $186.0 million of which was incurred in connection with the repurchase of Notes.

      The indentures governing the Notes require the Company to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. Such indentures also limit the Company’s ability to pay dividends based on a formula which takes into account, among other things, the Company’s consolidated net income, and contain other covenants which restrict the Company’s ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries. As of March 31, 2001, $3.6 million of Notes remain outstanding.

      On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (“IMCG II”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “Purchaser”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), (ii) an aggregate of 396.876 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (iii) warrants (the “Warrants”) to purchase (a) 3,898,665 shares of Common Stock and (b) 1,101,335 shares of the Company’s non-voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”) for $83.0 million. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II’s dividends will be paid in shares of Series B Preferred Stock. After two years, all such dividends are payable in cash. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the Warrants and as a result of the Mitsui Transaction, (a) the warrants to purchase 3,898,665 shares of the Company’s Common Stock were increased to 3,915,580 shares (3,935,884 shares after February 3, 2002) and (b) the warrants to purchase 1,101,335 shares of the Company’s Non-Voting Common Stock were increased to 1,106,113 shares (1,111,849 shares after February 3, 2002). In addition, as a result of the Mitsui Transaction the warrants are exercisable at a price of $12.45 per share for thirty months after August 1999 and $15.35 per share thereafter until May 2, 2004.

      During 2001, net cash used in operations amounted to $30.9 million. Net cash used in investing activities during the three months ended March 31, 2001 totaled $94.5 million, relating to dealership acquisitions and capital expenditures. Net cash provided by financing activities during the three months ended March 31, 2001 totaled $116.4 million, relating to net borrowings of $102.3 million for acquisitions and $14.1 million relating to the issuance of voting common stock. In addition, the Company received distributions amounting to $2.0 million from United Auto Finance, Inc.

      As of March 31, 2000, the Company had approximately $0.5 million of cash available to fund operations and future acquisitions. In addition, $158.2 million is available for borrowing under the Credit Agreement as of May 8, 2001. The Company is a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings and other advances and payments by such subsidiaries to the Company.

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

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits

3.1.1	Amendment One to the Company’s Third Restated Certificate of Incorporation amended December 13, 2000.
10.28	Agreement between the Company and Marshall S. Cogan dated April 24, 2001.

      (b)  Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

1.	January 4, 2001, reporting under Items 7 and 9 (announcement of increase in the Company’s credit facility and the investment in the Company of $23.0 million by Penske Corporation).

2.	January 16, 2001, reporting under Items 7 and 9 (announcement confirming the Company’s fourth quarter 2000 and full year 2001 earnings projections).

3.	January 26, 2001, reporting under Items 7 and 9 (announcement of the scheduled earnings release and related conference call covering the Company’s earnings for the three and twelve month periods ended December 31, 2000).

4.	February 5, 2001, reporting under Items 7 and 9 (announcement of the Company’s earnings for the three and twelve month periods ended December 31, 2000).

5.	March 1, 2001, reporting under Items 7 and 9 (announcement of the investment in the Company of $14.0 million by Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc.).

6.	March 14, 2001, reporting under Items 7 and 9 (announcement of the acquisition of Audi, Land Rover, Mercedes Benz and Porsche franchises in the Washington D.C. Metro area and the acquisition of a Toyota franchise in the Cleveland, Ohio market).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ SAMUEL X. DIFEO

Samuel X. DiFeo
President and
Chief Operating Officer

Date: May 15, 2001

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: May 15, 2001

Exhibit Index

3.1.1	Amendment One to the Company's Third Restated Certificate of Incorporation amended December 13, 2000.
10.28	Agreement between the Company and Marshall S. Cogan dated April 24, 2001.