Form 10-Q/A
period 2001-03-31
UNITED AUTO GROUP INC
filed 2001-06-15
CIK 1019849

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

     As of May 8, 2001, there were 23,417,556 shares of voting common stock outstanding.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ ROBERT H. KURNICK, JR.

Robert H. Kurnick, Jr.
Executive Vice President,
Secretary and General Counsel

Date: June 15, 2001

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: June 15, 2001

14