Form 10-Q
period 2001-06-30
UNITED AUTO GROUP INC
filed 2001-08-14
CIK 1019849

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     As of August 9, 2001, there were 23,446,454 shares of voting common stock outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (UNAUDITED)
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II
Item 6 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Operating Agreement
Limited Liability Company Agreement UAG Cerritos
Ltd. Liability Company Agrmnt of UAG Connecticut
Assignment of Limited Liability Company Membership
Pledge Agreement dated March 1, 2001
Promissory Noted
Real Property Letter
Third Party Approval Letter

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Cash and cash equivalents	$1,557	$7,413

Accounts receivable, net	248,443	190,792

Inventories	750,530	737,942

Other current assets	19,888	15,469

Total current assets	1,020,418	951,616

Property and equipment, net	145,883	107,085

Intangible assets, net	741,400	664,510

Other assets	38,494	39,484

Total Assets	$1,946,195	$1,762,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Floor plan notes payable	$691,021	$689,687

Accounts payable	65,487	55,344

Accrued expenses	67,138	72,075

Current portion of long-term debt	35,027	41,456

Total current liabilities	858,673	858,562

Long-term debt	524,759	377,721

Other long-term liabilities	74,422	64,742

Total liabilities	1,457,854	1,301,025

Stockholders’ Equity

Preferred stock	—	—

Common stock	2	2

Additional paid-in-capital	436,771	420,166

Retained earnings	59,551	41,502

Accumulated other comprehensive loss	(7,983)	—

Total stockholders’ equity	488,341	461,670

Total Liabilities and Stockholders’ Equity	$1,946,195	$1,762,695

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

New vehicle sales	$1,010,329	$727,072	$1,853,708	$1,390,872

Used vehicle sales	384,207	312,306	738,804	605,377

Finance and insurance	64,636	47,969	121,014	91,704

Service and parts	156,011	116,802	296,633	226,963

Total revenues	1,615,183	1,204,149	3,010,159	2,314,916

Cost of sales	1,396,187	1,037,369	2,599,373	1,996,023

Gross profit	218,996	166,780	410,786	318,893

Selling, general and administrative expenses	173,844	128,912	331,738	253,756

Operating income	45,152	37,868	79,048	65,137

Floor plan interest expense	(11,347)	(10,539)	(23,925)	(20,457)

Other interest expense	(9,576)	(7,430)	(19,244)	(14,293)

Income before minority interests, income taxes and extraordinary item	24,229	19,899	35,879	30,387

Minority interests	(284)	(82)	(298)	(313)

Income taxes	(10,540)	(8,753)	(15,606)	(13,370)

Income before extraordinary item	13,405	11,064	19,975	16,704

Extraordinary item	—	(3,969)	—	(3,969)

Net income	$13,405	$7,095	$19,975	$12,735

Basic income before extraordinary item per common share	$0.43	$0.48	$0.67	$0.68

Basic net income per common share	$0.43	$0.28	$0.67	$0.49

Income before extraordinary item per diluted common share	$0.40	$0.38	$0.61	$0.56

Net income per diluted common share	$0.40	$0.24	$0.61	$0.43

Shares used in computing basic per share data	23,391	20,470	22,923	20,876

Shares used in computing diluted per share data	33,889	29,400	32,620	29,808

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Operating activities:

Net income	$19,975	$12,735

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	15,937	11,081

Extraordinary item	—	5,613

Minority interests	298	313
Changes in operating assets and liabilities

Accounts receivable	(49,232)	(13,785)

Inventories	32,085	(40,895)

Floor plan notes payable	(36,503)	23,407

Accounts payable and accrued expenses	(17,474)	(8,585)

Other	5,274	5,546

Net cash used in operating activities	(29,640)	(4,570)

Investing activities:

Purchase of equipment and improvements	(40,037)	(23,060)

Dealership acquisitions, net	(89,469)	(66,401)

Net cash used in investing activities	(129,506)	(89,461)

Financing activities:

Proceeds from borrowings of long-term debt	157,250	268,200

Payments of long-term debt and capital leases	(18,641)	(1,992)

Proceeds from issuance of common stock	14,681	—

Repurchase of 11% Senior Subordinated Notes	—	(148,824)

Repurchase of common stock	—	(23,195)

Net cash provided by financing activities	153,290	94,189

Net increase (decrease) in cash and cash equivalents	(5,856)	158

Cash and cash equivalents, beginning of period	7,413	19,847

Cash and cash equivalents, end of period	$1,557	$20,005

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Class A		Class B						Accumulated
	Convertible		Convertible						Other
	Preferred Stock		Preferred Stock		Voting Common				Comprehensive
								Retained	Income
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Earnings	(Loss)

December 31, 2000	8,342	$—	521	$—	21,989,866	$2	$420,166	$41,502	$—

Issuance of common stock					1,302,326		14,000

Payment of in kind dividends	225		63				1,926	(1,926)

Exercise of options					25,000		142

Net income								6,570

Fair value of interest rate swap agreement									(14,602)

Foreign currency translation									(410)

March 31, 2001.	8,567	—	584	—	23,317,192	2	436,234	46,146	(15,012)

Exercise of options					106,197		537

Net income								13,405

Fair value of interest rate swap agreement									7,901

Foreign currency translation									(872)

June 30, 2001	8,567	$—	584	$—	23,423,389	$2	$436,771	$59,551	$(7,983)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total	Comprehensive
	Stockholders’	Income
	Equity	(Loss)

December 31, 2000	$461,670	$—

Issuance of common stock	14,000

Payment of in kind dividends	—

Exercise of options	142

Net income	6,570	6,570

Fair value of interest rate swap agreement	(14,602)	(14,602)

Foreign currency translation	(410)	(410)

March 31, 2001.	467,370	(8,442)

Exercise of options	537

Net income	13,405	13,405

Fair value of interest rate swap agreement	7,901	7,901

Foreign currency translation	(872)	(872)

June 30, 2001	$488,341	$11,992

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

1.  Basis of Presentation

      The information presented as of June 30, 2001 and 2000 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

2.  Inventories

      Inventories consisted of the following:

	June 30,	December 31,
	2001	2000

New vehicles	$583,575	$597,589

Used vehicles	128,005	103,550

Parts, accessories and other	38,950	36,803

Total inventories	$750,530	$737,942

3.  Business Combinations

      During 2001 and 2000, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

      During the six months ended June 30, 2001, the Company acquired 8 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $97,004, consisting of approximately $95,004 in cash and $2,000 of seller financed promissory notes. The consolidated condensed balance sheets include preliminary allocations of the purchase price relating to these acquisitions, which are subject to final adjustment. Such allocations resulted in recording approximately $89,056 of goodwill.

      The following unaudited consolidated pro forma results of operations of the Company for the six month periods ended June 30, 2001 and 2000 give effect to acquisitions consummated subsequent to January 1, 2000 as if they had occurred on January 1, 2000.

	Six Months
	Ended
	June 30,

	2001	2000

Revenues	$3,085,585	$3,030,566

Income before minority interests and income taxes	37,498	33,898

Net income	20,890	14,615

Net income per diluted common share	0.64	0.45

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Per Share Amounts)
(Unaudited)

4.  Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments and for hedging activities. Under SFAS 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income currently and in the income statement when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

      The Company is exposed to interest rate risk relating to its variable interest rate debt instruments, which generally bear interest based upon LIBOR. As part of its overall strategy to manage the level of exposure to interest rate risk, the Company uses interest rate swap agreements. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure, and does not anticipate entering into derivative instruments that do not qualify as hedges. The Company is currently party to an interest rate swap agreement pursuant to which a notional $200.0 million of the Company’s floating interest rate debt has been exchanged for fixed interest rate debt through December 31, 2004. The fixed interest rate to be paid by the Company is approximately 7.1%. The Company’s swap agreement has been designated and qualifies as a cash-flow hedge of the Company’s forecasted variable interest rate payments.

      The Company adopted SFAS 133 on January 1, 2001. As a result, the Company has recognized a $6,701 reduction of other comprehensive income as of and for the six months ended June 30, 2001, which results from recording on the consolidated condensed balance sheets the estimated fair value of the interest rate swap as required by SFAS 133. The impact of SFAS 133 was immaterial to earnings during the three and six months ended June 30, 2001.

5.  Earnings Per Share

      Income available to common shareholders used in the computation of basic earnings per share data was computed based on net income, adjusted to reflect accrued dividends relating to outstanding preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, preferred stock and warrants. A reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the three and six month periods ended June 30, 2001 and 2000 follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2001	2000	2001	2000

Weighted average number of common shares outstanding	23,391	20,470	22,923	20,876

Effect of stock options, preferred stock and warrants	10,498	8,930	9,697	8,932

Weighted average number of common shares outstanding, including effect of dilutive securities	33,889	29,400	32,620	29,808

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Per Share Amounts)
(Unaudited)

6.  Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Six Months
	Ended
	June 30,

	2001	2000

Cash paid for interest	$44,604	$36,285

Cash paid for income taxes	6,493	7,250

Dealership acquisition costs financed with seller notes	2,000	2,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $391.9 million, or 36.2%, from $1.1 billion to $1.5 billion. The overall increase in revenues is due primarily to: (i) an $89.3 million, or 9.0%, increase in retail revenues at dealerships owned prior to April 1, 2000 and (ii) dealership acquisitions made subsequent to April 1, 2000; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to April 1, 2000 reflects 10.6%, 8.9%, 18.0% and 6.7% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $140.3 million from fleet and wholesale transactions represent a 15.8% increase versus the prior year.

      Retail sales of new vehicles, which exclude fleet transactions, increased by $276.3 million, or 40.4%, from $683.4 million to $959.7 million. The increase is due primarily to: (i) a $65.9 million, or 10.6%, increase at dealerships owned prior to April 1, 2000 and (ii) acquisitions made subsequent to April 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to April 1, 2000 is due primarily to a 7.2% increase in new retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 33.2%, due principally to: (i) the net increase at dealerships owned prior to April 1, 2000 and (ii) acquisitions made subsequent to April 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 36,410 new vehicles (67.0% of total retail vehicle sales) during the three months ended June 30, 2001, compared with 27,327 new vehicles (64.9% of total retail vehicle sales) during the three months ended June 30, 2000. Fleet revenues increased $7.0 million, or 16.0%, versus the comparable prior year period. The increase in fleet revenues is due primarily to: (i) a $1.7 million, or 4.0%, increase in fleet sales revenues at dealerships owned prior to April 1, 2000 and (ii) acquisitions made subsequent to April 1, 2000, offset in part by a decrease resulting from the divestiture of certain dealerships.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $59.7 million, or 25.4%, from $234.8 million to $294.5 million. The increase is due primarily to: (i) a $9.3 million, or 4.3%, increase at dealerships owned prior to April 1, 2000 and (ii) acquisitions made subsequent to April 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to April 1, 2000 is due primarily to a 4.2% increase in used retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 21.1%, due principally to: (i) the net increase at dealerships owned prior to April 1, 2000 and (ii) acquisitions made subsequent to April 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 17,904 used vehicles (33.0% of total retail vehicle sales) during the three months ended June 30, 2001 compared with 14,776 used vehicles (35.1% of total retail vehicle sales) during the three months ended June 30, 2000. Wholesale revenues increased $12.2 million, or 15.8%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: acquisitions made subsequent to April 1, 2000; offset in part by (i) a $2.1 million, or 3.0%, decrease at dealerships owned prior to April 1, 2000 and (ii) a decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $16.7 million, or 34.8%, from $48.0 million to $64.6 million. The increase is due primarily to: (i) a $6.8 million, or 18.0%, increase at dealerships owned prior to April 1, 2000 and (ii) acquisitions made subsequent to April 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $39.2 million, or 33.6%, from $116.8 million to $156.0 million. The increase is due primarily to: (i) a $7.2 million, or 6.7%, increase at dealerships owned prior to April 1, 2000 and (ii) acquisitions made subsequent to April 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $52.8 million, or 31.9%, from $165.4 million to $218.2 million. The increase in gross profit is due to: (i) an $11.4 million, or 7.6%, increase in retail gross profit at stores owned prior to April 1, 2000 and (ii) acquisitions made subsequent to April 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions decreased from 15.3% to 14.8%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.2%, 10.5%, 59.2%, and 44.7%, respectively, compared with 8.9%, 10.7%, 58.9% and 43.7% in the comparable prior year period. The decrease in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (i) an increase in the relative proportion of lower margin vehicle sales revenues to total retail revenues, (ii) decreased gross profit margins on new retail vehicle revenues, and (iii) decreased gross profit margins on used retail vehicle revenues; offset by (i) increased gross profit margins on service and parts revenues and (ii) an increase in the percentage of higher margin finance and insurance and service and parts revenues to total retail revenues. Aggregate gross profit on fleet and wholesale transactions decreased by $0.6 million to $0.8 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $44.9 million, or 34.9%, from $128.9 million to $173.8 million. Such expenses increased as a percentage of revenue from 10.7% to 10.8%, and increased as a percentage of gross profit from 77.3% to 79.4%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a $12.6 million, or 11.3%, increase at stores owned prior to April 1, 2000 and (ii) acquisitions made subsequent to April 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to April 1, 2000 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 7.6% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense increased by $0.8 million, or 7.7%, from $10.5 million to $11.3 million. The increase in floor plan interest expense is due to: (i) acquisitions made subsequent to April 1, 2000; offset in part by (i) a $0.8 million, or 20.9%, decrease at stores owned prior to April 1, 2000 and (ii) a decrease relating to the divestiture of certain dealerships. The decrease at stores owned prior to April 1, 2000 is due primarily to a decrease in the Company’s weighted average borrowing rate during 2001 and a decrease in inventory levels compared to 2000.

      Other Interest Expense. Other interest expense increased by $2.1 million, or 28.9%, from $7.4 million to $9.6 million. The increase is due primarily to increased acquisition related indebtedness, offset in part by (i) a decrease in the Company’s weighted average borrowing rate during 2001, (ii) the effect of refinancing the Company’s 11.0% Senior Subordinated Notes due 2007 (the “Notes”) and certain other indebtedness with lower interest borrowings under the Company’s Amended and Restated Credit Agreement, dated as of December 22, 2000 (the “Credit Agreement”) and (iii) the paydown of indebtedness with proceeds from equity transactions subsequent to June 30, 2000.

      Income Taxes. Income taxes increased by $1.8 million from $8.8 million to $10.5 million. The increase is due to an increase in pre-tax income compared with 2000, offset in part by a decrease in the Company’s estimated annual effective income tax rate. The decrease in the comparative estimated effective rate is due primarily to a decrease in the Company’s estimated effective state tax rate resulting from certain tax planning initiatives and a change in the geographic mix of the Company’s earnings.

      Extraordinary Item. The 2000 extraordinary loss of $4.0 million, net of $3.1 million of tax, represents a loss resulting from the redemption premium paid for the Notes and the write-off of un-amortized deferred financing costs relating thereto.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $657.7 million, or 31.5%, from $2.1 billion to $2.7 billion. The overall increase in revenues is due primarily to: (i) an $117.5 million, or 6.4%, increase in retail revenues at dealerships owned prior to January 1, 2000 and (ii) dealership acquisitions made subsequent to January 1, 2000; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 2000 reflects 7.2%, 3.2%, 14.7% and 5.7% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $266.5 million from fleet and wholesale transactions represent a 16.4% increase versus the prior year.

      Retail sales of new vehicles, which exclude fleet transactions, increased by $449.6 million, or 34.2%, from $1.3 billion to $1.8 billion. The increase is due primarily to: (i) a $82.9 million, or 7.2%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000 is due primarily to a 4.4% increase in new retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 27.8%, due principally to: (i) the net increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 67,445 new vehicles (66.2% of total retail vehicle sales) during the six months ended June 30, 2001, compared with 52,793 new vehicles (64.6% of total retail vehicle sales) during the six months ended June 30, 2000. Fleet revenues increased $13.2 million, or 17.6%, versus the comparable prior year period. The increase in fleet revenues is due primarily to: (i) a $4.2 million, or 5.8%, increase in fleet sales revenues at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000, offset in part by a decrease resulting from the divestiture of certain dealerships.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $109.1 million, or 24.2%, from $451.3 million to $560.5 million. The increase is due primarily to: (i) a $13.1 million, or 3.2%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000 is due primarily to a 2.3% increase in used retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 18.7%, due principally to: (i) the net increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 34,390 used vehicles (33.8% of total retail vehicle sales) during the six months ended June 30, 2001 compared with 28,971 used vehicles (35.4% of total retail vehicle sales) during the six months ended June 30, 2000. Wholesale revenues increased $24.3 million, or 15.8%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: acquisitions made subsequent to January 1,

2000; offset in part by (i) a $8.6 million, or 6.4%, decrease at dealerships owned prior to January 1, 2000 and (ii) a decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $29.3 million, or 32.0%, from $91.7 million to $121.0 million. The increase is due primarily to: (i) a $10.3 million, or 14.7%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $69.7 million, or 30.7%, from $227.0 million to $296.6 million. The increase is due primarily to: (i) a $11.2 million, or 5.7%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $92.7 million, or 29.2%, from $317.0 million to $409.7 million. The increase in gross profit is due to: (i) a $16.0 million, or 5.8%, increase in retail gross profit at stores owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions decreased from 15.2% to 14.9%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.1%, 10.5%, 58.9%, and 44.7%, respectively, compared with 8.8%, 10.8%, 58.8% and 43.5% in the comparable prior year period. The decrease in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (i) an increase in the relative proportion of lower margin new vehicle sales revenues to total retail vehicle revenues, (ii) decreased gross profit margins on new retail vehicle revenues, and (iii) decreased gross profit margins on used retail vehicle revenues; offset by (i) increased gross profit margins on service and parts revenues and (ii) an increase in the percentage of higher margin finance and insurance and service and parts revenues to total retail revenues. Aggregate gross profit on fleet and wholesale transactions decreased by $0.8 million to $1.1 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $78.0 million, or 30.7%, from $253.8 million to $331.7 million. Such expenses as a percentage of revenue were 11.0%, which is consistent with the comparable prior year period, and increased as a percentage of gross profit from 79.6% to 80.8%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a $19.3 million, or 9.2%, increase at stores owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to January 1, 2000 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 5.8% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense increased by $3.5 million, or 17.0%, from $20.5 million to $23.9 million. The increase in floor plan interest expense is due to: (i) acquisitions made subsequent to January 1, 2000; offset in part by (i) a $1.7 million, or 10.0%, decrease at stores owned prior to January 1, 2000 and (ii) a decrease relating to the divestiture of certain dealerships. The decrease at stores owned prior to January 1, 2000 is due primarily to a decrease in the Company’s weighted average borrowing rate during 2001 and a decrease in inventory levels compared to 2000.

      Other Interest Expense. Other interest expense increased by $5.0 million, or 34.6%, from $14.3 million to $19.2 million. The increase is due primarily to increased acquisition related indebtedness, offset in part by (i) a decrease in the Company’s weighted average borrowing rate during 2001, (ii) the effect of refinancing the Notes and certain other indebtedness with lower interest borrowings under the Credit Agreement and (iii) the paydown of indebtedness with proceeds from equity offerings subsequent to June 30, 2000.

      Income Taxes. Income taxes increased by $2.2 million from $13.4 million to $15.6 million. The increase is due to an increase in pre-tax income compared with 2000, offset in part by a decrease in the Company’s estimated annual effective income tax rate. The decrease in the comparative estimated effective rate is due primarily to a decrease in the Company’s estimated effective state tax rate resulting from certain tax planning initiatives and a change in the geographic mix of the Company’s earnings.

      Extraordinary Item. The 2000 extraordinary loss of $4.0 million, net of $3.1 million of tax, represents a loss resulting from the redemption premium paid for the Notes and the write-off of un-amortized deferred financing costs relating thereto.

Liquidity and Capital Resources

      The cash requirements of the Company are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through issuances of: equity securities; debt securities, including floor plan notes payable; and cash flow from operations. At June 30, 2001, the Company had working capital of $161.7 million.

      In February 2001, the Company issued 1,302,326 shares of voting common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. in a private placement for $10.75 per share (the “Mitsui Transaction”). Aggregate proceeds, amounting to $14.0 million, were used to reduce borrowings under the Credit Agreement.

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. The floor plan agreements grant a security interest in the financed vehicles, as well as the related sales proceeds, and require repayment after a vehicle’s sale. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in prime or LIBOR interest rates. As of June 30, 2001, the Company’s outstanding borrowings under floor plan arrangements amounted to $691.0 million. During 2000, the Company entered into swap agreements pursuant to which a notional $200.0 million of the Company’s floating rate debt has been exchanged for fixed rate debt for a period of five years. The fixed rate interest to be paid by the Company is based on LIBOR, as adjusted, and amounts to approximately 7.1%.

      The Credit Agreement provides for up to $520.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. In addition, the Credit Agreement provides for up to $186.0 million to be used to repurchase Notes. Loans under the Credit Agreement bear interest at either LIBOR plus 2.00% or LIBOR plus 2.25%, other than borrowings to repurchase Notes which bear interest at LIBOR plus 3.00%. The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. The Credit Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. Substantially all of the Company’s assets not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement. As of June 30, 2001, the Company’s outstanding borrowings under the Credit Agreement amounted to $539.8 million, $186.0 million of which was incurred in connection with the repurchase of Notes.

      The indentures governing the Notes require the Company to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. Such indentures also limit the Company’s ability to pay dividends based on a formula which takes into account, among other things, the Company’s consolidated net income, and contain other covenants which restrict the Company’s ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries. As of June 30, 2001, $3.6 million of Notes remain outstanding.

      On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (“IMCG II”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “Purchaser”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), (ii) an aggregate of 396.876 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (iii) warrants (the “Warrants”) to purchase (a) 3,898,665 shares of Common Stock and (b) 1,101,335 shares of the Company’s non-voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”) for $83.0 million. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II’s dividends will be paid in shares of Series B Preferred Stock. After two years, all such dividends are payable in cash. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants are exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the Warrants and as a result of the Mitsui Transaction, (a) the warrants to purchase 3,898,665 shares of the Company’s Common Stock were increased to 3,915,580 shares (3,935,884 shares after February 3, 2002) and (b) the warrants to purchase 1,101,335 shares of the Company’s Non-Voting Common Stock were increased to 1,106,113 shares (1,111,849 shares after February 3, 2002). In addition, as a result of the Mitsui Transaction the warrants are now exercisable at a price of $12.45 per share for thirty months after August 1999, and $15.35 per share thereafter until May 2, 2004. Actual cash dividends payable relating to dividends earned during fiscal 2001 are expected to total $3.1 million. Beginning in fiscal 2002, the aggregate annual cash dividends payable by the Company are expected to total $6.1 million. Funding for such dividends is expected to come from cash flow from operations and working capital borrowings under the Credit Agreement.

      During the six months ended June 30, 2001, net cash used in operations amounted to $29.6 million. Net cash used in investing activities during the six months ended June 30, 2001 totaled $129.5 million, of which $40.0 million related to capital expenditures and $89.5 million was for acquisitions. The Company has a number of capital projects planned or underway relating to the expansion and renovation of its retail automotive operations. The Company currently expects the net cash requirements relating to such projects to aggregate to $25.0 million over the next twelve months. Funding for such capital expenditures is expected to come from cash flow from operations and working capital borrowings under the Credit Agreement. In addition, the Company has entered into a number of definitive agreements to acquire retail automotive franchises from unaffiliated third parties. Funding for the cash element of such acquisitions is expected to come from borrowings under the Credit Agreement. Net cash provided by financing activities during the six months ended June 30, 2001 totaled $153.3 million, relating to net borrowings of $138.6 million for capital expenditures and acquisitions, and $14.7 million relating to the issuance of voting common stock.

      As of June 30, 2001, the Company had approximately $1.6 million of cash available to fund operations and future acquisitions. In addition, $147.4 million is available for borrowing under the Credit Agreement as of August 9, 2001. The Company is a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings and other advances and payments by such subsidiaries to the Company.

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

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 141 Business Combinations (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”) were issued in final form in June 2001. The provisions of SFAS No. 141, which eliminate the use of the pooling-of-interests method of accounting for business combinations, apply to all business combinations completed after June 30, 2001. In addition, SFAS No. 141 includes transition provisions that apply to business combinations accounted for using the purchase method which were completed before July 1, 2001. The provisions of SFAS No. 142, which address the financial accounting and related reporting for acquired goodwill and other intangible assets, are effective for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating SFAS No. 141 and SFAS No. 142.

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

Item 4 — Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 16, 2001

(b)	Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management’s nominees listed in the proxy statement. Each of the three nominees listed in the proxy statement were elected.

(c)	The following matters were voted upon at the Annual Meeting:

           1.  The election of six directors. The results of the vote follow:

Nominee	Class	For	Withheld

Donald J Hofmann, Jr.	Class II	30,041,384	21,469

Michael R. Eisenson	Class II	30,054,484	8,369

John J. Hannon	Class II	29,519,509	543,344

Motokazu Yoshida	Class II	30,054,484	8,369

Ronald G. Steinhart	Class I	30,054,484	8,369

Lucio A. Noto	Class III	30,041,134	21,719

2.	Ratification of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2001. The results of the vote follow:

For	Against	Abstain

30,056,629	5,050	1,174

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits

10.29	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA.
10.30	Limited Liability Company Agreement of UAG Cerritos, LLC dated July 7, 2000 between the Company and Roger S. Penske, Jr.
10.31.1	Limited Liability Company Agreement of UAG Connecticut I, LLC dated March 1, 2001 between UAG Connecticut, LLC and The Miller Continental Group LLC.
10.31.2	Assignment of Limited Liability Company Membership Interests dated March 1, 2001 between UAG Connecticut, LLC and The Miller Continental Group LLC.
10.31.3	Pledge Agreement dated March 1, 2001 by The Miller Continental Group LLC in favor of UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.31.4	Promissory Note dated March 1, 2001 of The Miller Continental Group LLC in favor of UAG Connecticut, LLC.

10.31.5	Real Property Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.31.6	Third Party Approval Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.

      (b)  Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001:

      1.  April 16, 2001, reporting under Items 7 and 9 (announcement of the scheduled earnings release and related conference call covering the Company’s earnings for the three months ended March 31, 2001).

      2.  April 23, 2001, reporting under Items 7 and 9 (announcement of the Company’s earnings for the three months ended March 31, 2001).

      3.  April 25, 2001, reporting under Items 7 and 9 (announcement of the resignation of Marshall S. Cogan from the Company’s Board of Directors).

      4.  May 9, 2001, reporting under Items 7 and 9 (announcement of the Company’s Annual Stockholders Meeting on May 16, 2001).

      5.  June 15, 2001, reporting under Items 7 and 9 (announcement regarding the Company’s expectation of meeting or exceeding Wall Street earnings estimates for the second quarter and full year ending December 31, 2001).

      6.  June 26, 2001, reporting under Items 7 and 9 (announcement that the Company has signed a letter of intent to purchase the Tulsa Auto Collection, a group of dealerships owned by the Ford Motor Company in Tulsa Oklahoma).

      7.  June 28, 2001, reporting under Items 7 and 9 (announcement that an investor presentation will be available on the Company website for a period of 30 days from June 28, 2001).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ SAMUEL X. DIFEO

Samuel X. DiFeo
President and
Chief Operating Officer

Date: August 14, 2001

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: August 14, 2001