Form 10-Q
period 2001-09-30
UNITED AUTO GROUP INC
filed 2001-11-14
CIK 1019849

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     As of November 9, 2001, there were 23,354,438 shares of voting common stock outstanding.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (UNAUDITED)
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
PART II
SIGNATURES
EXHIBIT INDEX
Amended and Restated Non-Employee

Page

PART I
1. Financial Statements and Supplementary Data (unaudited)

Consolidated Condensed Balance Sheets as of September 30, 2001 and December 31, 2000	1

Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2001 and 2000	2

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	3

Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the three and nine months ended September 30, 2001	4

Notes to Consolidated Condensed Financial Statements	5

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II

1. Legal Proceedings	15

6. Exhibits, Financial Statement Schedules and Reports on Form 8-K	15

Signatures	16

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Cash and cash equivalents	$4,658	$7,413

Accounts receivable, net	223,550	190,792

Inventories	661,206	737,942

Other current assets	20,052	15,469

Total current assets	909,466	951,616

Property and equipment, net	169,553	107,085

Intangible assets, net	743,467	664,510

Other assets	34,601	39,484

Total Assets	$1,857,087	$1,762,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Floor plan notes payable	$637,067	$689,687

Accounts payable	66,430	55,344

Accrued expenses	80,435	72,075

Current portion of long-term debt	32,051	41,456

Total current liabilities	815,983	858,562

Long-term debt	463,590	377,721

Other long-term liabilities	83,549	64,742

Total liabilities	1,363,122	1,301,025

Stockholders’ Equity

Preferred stock	—	—

Common stock	2	2

Additional paid-in-capital	439,055	420,166

Retained earnings	68,123	41,502

Accumulated other comprehensive loss	(13,215)	—

Total stockholders’ equity	493,965	461,670

Total Liabilities and Stockholders’ Equity	$1,857,087	$1,762,695

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

New vehicle sales	$988,522	$818,112	$2,842,230	$2,208,984

Used vehicle sales	380,016	329,484	1,118,820	934,861

Finance and insurance	67,885	53,373	188,899	145,077

Service and parts	159,360	130,204	455,993	357,167

Total revenues	1,595,783	1,331,173	4,605,942	3,646,089

Cost of sales	1,374,684	1,148,560	3,974,057	3,144,583

Gross profit	221,099	182,613	631,885	501,506

Selling, general and administrative expenses	179,592	142,453	511,330	396,209

Operating income	41,507	40,160	120,555	105,297

Floor plan interest expense	(9,522)	(11,226)	(33,447)	(31,683)

Other interest expense	(7,995)	(8,681)	(27,239)	(22,974)

Income before minority interests, income taxes and extraordinary item	23,990	20,253	59,869	50,640

Minority interests	(66)	(162)	(364)	(475)

Income taxes	(10,436)	(8,912)	(26,042)	(22,282)

Income before extraordinary item	13,488	11,179	33,463	27,883

Extraordinary item	—	—	—	(3,969)

Net income	$13,488	$11,179	$33,463	$23,914

Basic income before extraordinary item per common share	$0.51	$0.52	$1.17	$1.19

Basic net income per common share	$0.51	$0.52	$1.17	$1.00

Income before extraordinary item per diluted common share	$0.38	$0.40	$1.00	$0.95

Net income per diluted common share	$0.38	$0.40	$1.00	$0.82

Shares used in computing basic per share data	23,433	19,014	23,092	20,251

Shares used in computing diluted per share data	35,418	28,080	33,550	29,325

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Operating activities:

Net income	$33,463	$23,914

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	24,670	17,347

Extraordinary item	—	5,613

Minority interests	364	475
Changes in operating assets and liabilities

Accounts receivable	(24,370)	(32,057)

Inventories	122,079	20,764

Floor plan notes payable	(91,200)	(42,459)

Accounts payable and accrued expenses	3,202	9,168

Other	15,841	4,974

Net cash provided by operating activities	84,049	7,739

Investing activities:

Purchase of equipment and improvements	(67,395)	(23,282)

Dealership acquisitions, net	(105,756)	(131,035)

Net cash used in investing activities	(173,151)	(154,317)

Financing activities:

Proceeds from borrowings of long-term debt	178,907	322,713

Payments of long-term debt and capital leases	(104,991)	(6,562)

Proceeds from issuance of common stock	14,833	—

Repurchase of 11% Senior Subordinated Notes	—	(148,824)

Repurchase of common stock	(2,402)	(26,620)

Net cash provided by financing activities	86,347	140,707

Net decrease in cash and cash equivalents	(2,755)	(5,871)

Cash and cash equivalents, beginning of period	7,413	19,847

Cash and cash equivalents, end of period	$4,658	$13,976

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Class A		Class B						Accumulated
	Convertible		Convertible						Other
	Preferred Stock		Preferred Stock		Voting Common				Comprehensive
								Retained	Income
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Earnings	(Loss)

December 31, 2000	8,342	$—	521	$—	21,989,866	$2	$420,166	$41,502	$—

Issuance of common stock					1,302,326		14,000

Payment of in kind dividends	225		63				1,926	(1,926)	—

Exercise of options					25,000		142

Net income								6,570

Fair value of interest rate swap agreement									(14,602)

Foreign currency translation									(410)

March 31, 2001	8,567	—	584	—	23,317,192	2	436,234	46,146	(15,012)

Exercise of options					106,197		537

Net income								13,405

Fair value of interest rate swap agreement									7,901

Foreign currency translation									(872)

June 30, 2001	8,567	—	584	—	23,423,389	2	436,771	59,551	(7,983)

Repurchase of common stock					(185,600)		(2,402)

Payment of in kind dividends	202		57				4,532	(4,532)

Payment of preferred stock dividends								(384)

Exercise of options					28,898		154

Net income								13,488

Fair value of interest rate swap agreement									(4,960)

Foreign currency translation									(272)

September 30, 2001	8,769	$—	641	$—	23,266,687	$2	$439,055	$68,123	$(13,215)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total	Comprehensive
	Stockholders’	Income
	Equity	(Loss)

December 31, 2000	$461,670	$—

Issuance of common stock	14,000

Payment of in kind dividends

Exercise of options	142

Net income	6,570	6,570

Fair value of interest rate swap agreement	(14,602)	(14,602)

Foreign currency translation	(410)	(410)

March 31, 2001	467,370	(8,442)

Exercise of options	537

Net income	13,405	13,405

Fair value of interest rate swap agreement	7,901	7,901

Foreign currency translation	(872)	(872)

June 30, 2001	488,341	11,992

Repurchase of common stock	(2,402)

Payment of in kind dividends	—

Payment of preferred stock dividends	(384)

Exercise of options	154

Net income	13,488	13,488

Fair value of interest rate swap agreement	(4,960)	(4,960)

Foreign currency translation	(272)	(272)

September 30, 2001	$493,965	$20,248

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

1.  Basis of Presentation

      The information presented as of September 30, 2001 and 2000 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

2.  Inventories

      Inventories consisted of the following:

	September 30,	December 31,
	2001	2000

New vehicles	$502,818	$597,589

Used vehicles	119,549	103,550

Parts, accessories and other	38,839	36,803

Total inventories	$661,206	$737,942

3.  Business Combinations

      During 2001 and 2000, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

      During the nine months ended September 30, 2001, the Company acquired 9 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $98,267, consisting of approximately $95,717 in cash and $2,550 of seller financed promissory notes. The consolidated condensed balance sheets include preliminary allocations of the purchase price relating to these acquisitions, which are subject to final adjustment. Such allocations resulted in recording approximately $90,463 of intangibles.

      The following unaudited consolidated pro forma results of operations of the Company for the nine month periods ended September 30, 2001 and 2000 give effect to acquisitions consummated subsequent to January 1, 2000 as if they had occurred on January 1, 2000.

	Nine Months Ended
	September 30,

	2001	2000

Revenues	$4,619,489	$4,386,699

Income before minority interests and income taxes	62,737	60,538

Net income	35,083	33,223

Net income per diluted common share	1.05	0.99

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

      The Company is exposed to interest rate risk relating to its variable interest rate debt instruments, which generally bear interest based upon LIBOR. As part of its overall strategy to manage the level of exposure to interest rate risk, the Company uses interest rate swap agreements. On the date the Company enters into a derivative contract, management designates the exposure being hedged by the derivative contract. It is not expected that the Company will enter into derivative instrument contracts that do not qualify as hedges. The Company is currently party to an interest rate swap agreement pursuant to which a notional $200.0 million of the Company’s floating interest rate debt has been exchanged for fixed interest rate debt through December 31, 2004. The fixed interest rate to be paid by the Company is approximately 7.1%. The Company’s swap agreement has been designated and qualifies as a cash-flow hedge of the Company’s forecasted variable interest rate payments.

      The Company adopted SFAS 133 on January 1, 2001. As a result, the Company has recognized an $11,661 reduction of other comprehensive income as of and for the nine months ended September 30, 2001, which results from recording on the consolidated condensed balance sheets the estimated tax effected fair value of the interest rate swap as required by SFAS 133. The impact of SFAS 133 was immaterial to earnings during the three and nine months ended September 30, 2001.

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

(In Thousands, Except Per Share Amounts)
(Unaudited)

reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the three and nine month periods ended September 30, 2001 and 2000 follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average number of common shares outstanding	23,433	19,014	23,092	20,251

Effect of stock options, preferred stock and warrants	11,985	9,066	10,458	9,074

Weighted average number of common shares outstanding, including effect of dilutive securities	35,418	28,080	33,550	29,325

6.  Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Nine Months Ended
	September 30,

	2001	2000

Cash paid for interest	$89,010	$54,496

Cash paid for income taxes	17,152	7,277

Dealership acquisition costs financed with seller notes	2,550	8,000

7.  New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 141 Business Combinations (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”) were issued in final form in June 2001. The provisions of SFAS No. 141, which eliminate the use of the pooling-of-interests method of accounting for business combinations, apply to all business combinations completed after June 30, 2001. In addition, SFAS No. 141 includes transition provisions that apply to business combinations accounted for using the purchase method which were completed before July 1, 2001. The provisions of SFAS No. 142, which address the financial accounting and related reporting for acquired goodwill and other intangible assets, are effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 141 and is in the process of evaluating SFAS No. 142.

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

      New vehicle revenues include sales to retail and fleet customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. Finance and insurance revenues are generated from sales of accessories, finance contracts, warranty policies, extended service contracts and credit insurance policies, as well as from fees for placing finance and lease contracts. Service, parts and collision repair revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

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

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $243.4 million, or 20.0%, from $1.2 billion to $1.5 billion. The overall increase in revenues is due primarily to: (i) a $61.3 million, or 5.4%, increase in retail revenues at dealerships owned prior to July 1, 2000 and (ii) dealership acquisitions made subsequent to July 1, 2000; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to July 1, 2000 reflects 4.4%, 4.6%, 22.1% and 7.5% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $134.3 million from fleet and wholesale transactions represent an 18.7% increase versus the prior year. The increase in fleet and wholesale revenues is due primarily to acquisitions subsequent to July 1, 2000 and a 5.7% increase at dealerships owned prior to July 1, 2000.

      Retail sales of new vehicles, which exclude fleet transactions, increased by $161.0 million, or 20.5%, from $787.2 million to $948.2 million. The increase is due primarily to: (i) a $32.3 million, or 4.4%, increase at dealerships owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to July 1, 2000 is due primarily to a 1.0% increase in new retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 15.1%, due principally to: (i) the net increase at dealerships owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 36,835 new vehicles (67.5% of total retail vehicle sales) during the three months ended September 30, 2001, compared with 32,000 new vehicles (66.9% of total retail vehicle sales) during the three months ended September 30, 2000. Fleet revenues increased $9.4 million, or 30.5%, versus the comparable prior year period. The increase in fleet revenues is due primarily to: (i) a $4.4 million, or 14.1%, increase in fleet sales revenues at dealerships owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $38.8 million, or 15.7%, from $247.3 million to $286.1 million. The increase is due primarily to: (i) a $10.6 million, or 4.6%, increase at dealerships owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to July 1, 2000 is due primarily to a 3.4% increase in used retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 11.9%, due principally to: (i) the net increase at dealerships owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 17,728 used vehicles (32.5% of total retail vehicle sales) during the three months ended September 30, 2001 compared with 15,845 used vehicles (33.1% of total retail vehicle sales) during the three months ended September 30, 2000. Wholesale revenues increased $11.7 million, or 14.3%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: (i) a $1.7 million, or 2.2%, increase at dealerships owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $14.5 million, or 27.2%, from $53.4 million to $67.9 million. The increase is due primarily to: (i) a $9.3 million, or 22.1%, increase at dealerships owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $29.2 million, or 22.4%, from $130.2 million to $159.4 million. The increase is due primarily to: (i) a $9.2 million, or 7.5%, increase at dealerships owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $39.2 million, or 21.5%, from $182.0 million to $221.2 million. The increase in gross profit is due to: (i) a $14.4 million, or 8.7%, increase in retail gross profit at stores owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions increased from 14.9% to 15.1%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.4%, 10.7%, 58.7%, and 44.8%, respectively, compared with 8.4%, 10.8%, 60.6% and 43.6% in the comparable prior year period. The increase in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (i) an increase in the percentage of higher margin finance and insurance and service and parts revenues to total retail revenues and (ii) increased gross profit margins on service and parts revenues; offset in part by (i) decreased gross profit margins on used retail vehicle revenues and (ii) decreased gross profit margins on finance and insurance revenues. Aggregate fleet and wholesale transactions resulted in a net loss of $0.1 compared with $0.6 of gross profit in the prior year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $37.1 million, or 26.1%, from $142.5 million to $179.6 million. Such expenses increased as a percentage of revenue from 10.7% to 11.3%, and increased as a percentage of gross profit from 78.0% to 81.2%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a $14.1 million, or 11.2%, increase at stores owned prior to July 1, 2000 and (ii) acquisitions made subsequent to July 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to July 1, 2000 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 8.7% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense decreased by $1.7 million, or 15.2%, from $11.2 million to $9.5 million. The decrease in floor plan interest expense is due to: (i) a $3.6 million, or 35.4%, decrease at stores owned prior to July 1, 2000 and (ii) a decrease relating to the divestiture of certain dealerships; partially offset by an increase relating to acquisitions made subsequent to July 1, 2000. The decrease at stores owned prior to July 1, 2000 is due primarily to a decrease in the Company’s weighted average borrowing rate on floor plan indebtedness during 2001, coupled with a decrease in inventory at dealerships owned prior to July 1, 2001.

      Other Interest Expense. Other interest expense decreased by $0.7 million, or 7.9%, from $8.7 million to $8.0 million. The decrease is due primarily to: (i) a decrease in the Company’s weighted average borrowing rate during 2001 and (ii) the paydown of indebtedness with proceeds from equity transactions subsequent to September 30, 2000; partially offset by an increase in acquisition related indebtedness.

      Income Taxes. Income taxes increased by $1.5 million from $8.9 million to $10.4 million. The increase is due to an increase in pre-tax income compared with 2000, offset in part by a decrease in the Company’s estimated annual effective income tax rate. The decrease in the comparative estimated effective rate is due primarily to a decrease in the Company’s estimated effective state tax rate resulting from certain tax planning initiatives and a change in the geographic mix of the Company’s earnings.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $901.2 million, or 27.3%, from $3.3 billion to $4.2 billion. The overall increase in revenues is due primarily to: (i) a $157.7 million, or 5.7%, increase in retail revenues at dealerships owned prior to January 1, 2000 and (ii) dealership acquisitions made subsequent to January 1, 2000; partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 2000 reflects 6.4%, 2.2%, 15.7% and 4.7% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $400.8 million from fleet and wholesale transactions represent a 17.2% increase versus the prior year. The increase in fleet and wholesale revenues is due primarily to acquisitions subsequent to January 1, 2001.

      Retail sales of new vehicles, which exclude fleet transactions, increased by $610.6 million, or 29.0%, from $2.1 billion to $2.7 billion. The increase is due primarily to: (i) a $113.9 million, or 6.4%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000 is due primarily to a 3.4% increase in new retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 23.0%, due principally to: (i) the net increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 104,280 new vehicles (66.7% of total retail vehicle sales) during the nine months ended September 30, 2001, compared with 84,793 new vehicles (65.4% of total retail vehicle sales) during the nine months ended September 30, 2000. Fleet revenues increased $22.6 million, or 21.4%, versus the comparable prior year period. The increase in fleet revenues is due primarily to: (i) an $8.4 million, or 8.3%, increase in fleet sales revenues at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000, partially offset by a decrease resulting from the divestiture of certain dealerships.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $147.9 million, or 21.2%, from $698.6 million to $846.5 million. The increase is due primarily to: (i) a $13.1 million, or 2.2%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000 is due primarily to a 1.4% increase in used retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 16.3%, due principally to: (i) the net increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by the decrease due to divested dealerships. The Company retailed 52,118 used vehicles (33.3% of total retail vehicle sales) during the nine months ended September 30, 2001 compared with 44,816 used vehicles (34.6% of total retail vehicle sales) during the nine months ended September 30, 2000. Wholesale revenues increased $36.0 million, or 15.3%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: acquisitions made subsequent to January 1, 2000; partially offset by (i) a $9.8 million, or 5.0%, decrease at dealerships owned prior to January 1, 2000 and (ii) a decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $43.8 million, or 30.2%, from $145.1 million to $188.9 million. The increase is due primarily to: (i) a $16.7 million, or 15.7%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $98.8 million, or 27.7%, from $357.2 million to $456.0 million. The increase is due primarily to: (i) a $14.0 million, or 4.7%, increase at dealerships owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $131.9 million, or 26.4%, from $499.0 million to $630.9 million. The increase in gross profit is due to: (i) a $25.6 million, or 6.2%, increase in retail gross profit at stores owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions decreased from 15.1% to 15.0%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.3%, 10.6%, 58.8%, and 44.8%, respectively, compared with 8.6%, 10.8%, 59.4% and 43.5% in the comparable prior year period. The decrease in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (i) an increase in the relative proportion of lower margin new vehicle sales revenues to total retail vehicle revenues, (ii) decreased gross profit margins on new retail vehicle revenues, and (iii) decreased gross profit margins on used retail vehicle revenues; partially offset by (i) increased gross profit margins on service and parts revenues and (ii) an increase in the percentage of higher margin finance and insurance and service and parts revenues to total retail revenues. Aggregate gross profit on fleet and wholesale transactions decreased by $1.5 million to $1.0 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $115.1 million, or 29.1%, from $396.2 million to $511.3 million. Such expenses increased as a percentage of revenue from 10.9% to 11.1%, and increased as a percentage of gross profit from 79.0% to 80.9%. The aggregate increase in selling, general and administrative expenses is due principally to: (i) a $29.1 million, or 9.3%, increase at stores owned prior to January 1, 2000 and (ii) acquisitions made subsequent to January 1, 2000; partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expense at stores owned prior to January 1, 2000 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 6.2% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense increased by $1.8 million, or 5.6%, from $31.7 million to $33.4 million. The increase in floor plan interest expense is due to: (i) acquisitions made subsequent to January 1, 2000; partially offset by (i) a $4.8 million, or 19.0%, decrease at stores owned prior to January 1, 2000 and (ii) a decrease relating to the divestiture of certain dealerships. The decrease at stores owned prior to January 1, 2000 is due primarily to a decrease in the Company’s weighted average borrowing rate on floor plan indebtedness during 2001, coupled with a decrease in inventory at dealerships owned prior to January 1, 2001.

      Other Interest Expense. Other interest expense increased by $4.3 million, or 18.6%, from $23.0 million to $27.2 million. The increase is due primarily to increased acquisition related indebtedness, offset in part by (i) a decrease in the Company’s weighted average borrowing rate during 2001, (ii) the effect of refinancing the Company’s 11.0% Senior Subordinated Notes due 2007 (the “Notes”) and certain other indebtedness with lower interest borrowings under the Company’s Amended and Restated Credit Agreement, dated as of December 22, 2000 (the “Credit Agreement”) and (iii) the paydown of indebtedness with proceeds from equity offerings subsequent to September 30, 2000.

      Income Taxes. Income taxes increased by $3.8 million from $22.3 million to $26.0 million. The increase is due to an increase in pre-tax income compared with 2000, offset in part by a decrease in the Company’s estimated annual effective income tax rate. The decrease in the comparative estimated effective rate is due primarily to a decrease in the Company’s estimated effective state tax rate resulting from certain tax planning initiatives and a change in the geographic mix of the Company’s earnings.

      Extraordinary Item. The 2000 extraordinary loss of $4.0 million, net of $3.1 million of tax, represents a loss resulting from the redemption premium paid for the Notes and the write-off of un-amortized deferred financing costs relating thereto.

Liquidity and Capital Resources

      The cash requirements of the Company are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through issuances of: equity securities; debt securities, including floor plan notes payable; and cash flow from operations. At September 30, 2001, the Company had working capital of $93.5 million.

      In February 2001, the Company issued 1,302,326 shares of voting common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. in a private placement for $10.75 per share (the “Mitsui Transaction”). Aggregate proceeds, amounting to $14.0 million, were used to reduce borrowings under the Credit Agreement.

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is generally not required to make loan principal repayments prior to the sale of new and used vehicles. The floor plan agreements grant a security interest in the financed vehicles and related sales proceeds, and require repayment after a vehicle’s sale. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in prime or LIBOR interest rates. As of September 30, 2001, the Company’s outstanding borrowings under floor plan arrangements amounted to $637.1 million.

      The Credit Agreement provides for revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. Pursuant to an amendment dated October 29, 2001, the Company’s borrowing capacity under the revolving portion of the Credit Agreement increased from $520.0 million to $770.0 million. The Credit Agreement also provides for up to $186.0 million to be used to repurchase Notes. Loans under the Credit Agreement bear interest between LIBOR plus 2.00% and LIBOR plus 3.00%. The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity, debt service coverage and minimum working capital covenants. The Credit Agreement also contains typical events of default including change of control, material adverse change and non-payment of obligations. Substantially all of the Company’s assets not subject to security interests granted to floor plan lending sources are subject to security interests granted to lenders under the Credit Agreement. As of September 30, 2001, the Company’s outstanding borrowings under the Credit Agreement amounted to $480.0 million, $186.0 million of which was incurred in connection with the repurchase of Notes.

      In October 2001, the Company entered into swap agreements of approximately four years duration pursuant to which a notional $400.0 million of the Company’s floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by the Company is based on LIBOR, as adjusted, and amounts to approximately 4.23%. During 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of the Company’s floating rate debt was exchanged for fixed rate debt for five years. The fixed rate interest to be paid by the Company is based on LIBOR, as adjusted, and amounts to approximately 7.1%.

      The indentures governing the Notes require the Company to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. Such indentures also limit the Company’s ability to pay dividends based on a formula which takes into account, among other things, the Company’s consolidated net income, and contain other covenants which restrict the Company’s ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries. As of September 30, 2001, $3.6 million of Notes remain outstanding.

      On April 12, 1999, the Company and International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (“IMCG II”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “Purchaser”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which the Purchaser agreed to purchase (i) an aggregate of 7,903.124 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), (ii) an aggregate of 396.876 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and (iii) warrants (the “Warrants”) to purchase (a) 3,898,665 shares of Common Stock and (b) 1,101,335 shares of the Company’s non-voting Common Stock, par value $0.0001 per share (the “Non-Voting Common Stock”) for $83.0 million. The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchaser to dividends at a rate of 6.5% per year, payable in kind for the first two years, except that IMCG II’s dividends will be paid in shares of Series B Preferred Stock. After two years, all such dividends are payable in cash. The Series A Preferred Stock is convertible into an aggregate of 7,903,124 shares of Common Stock and the Series B Preferred Stock is convertible into an aggregate of 396,876 shares of Non-Voting Common Stock. The Warrants, as originally issued, were exercisable at a price of $12.50 per share for the thirty months following the date of issuance, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the Warrants and as a result of the Mitsui Transaction, (a) the warrants to purchase 3,898,665 shares of the Company’s Common Stock were increased to 3,915,580 shares (3,935,884 shares after February 3, 2002) and (b) the warrants to purchase 1,101,335 shares of the Company’s Non-Voting Common Stock were increased to 1,106,113 shares (1,111,849 shares after February 3, 2002). In addition, as a result of the Mitsui Transaction the warrants are now exercisable at a price of $12.45 per share for thirty months after August 1999, and $15.35 per share thereafter until May 2, 2004. Actual cash dividends payable relating to dividends earned during fiscal 2001 are expected to total $3.1 million. Beginning in fiscal 2002, the aggregate annual cash dividends payable by the Company are expected to total $6.1 million. Funding for such dividends is expected to come from cash flow from operations and working capital borrowings under the Credit Agreement.

      During the nine months ended September 30, 2001, net cash provided by operations amounted to $84.0 million. Net cash used in investing activities during the nine months ended September 30, 2001 totaled $173.2 million, of which $67.4 million related to capital expenditures and $105.8 million was for acquisitions. The Company has a number of capital projects planned or underway relating to the expansion and renovation of its retail automotive operations. The Company currently expects the net cash requirements relating to such projects is not expected to exceed $50.0 million over the next twelve months. Funding for such capital expenditures is expected to come from cash flow from operations and working capital borrowings under the Credit Agreement. In addition, the Company has entered into a number of definitive agreements to acquire retail automotive franchises from unaffiliated third parties. Funding for the cash element of such acquisitions, expected to approximate $40.0 million, will come from operations and borrowings under the Credit Agreement. Net cash provided by financing activities during the nine months ended September 30, 2001 totaled $86.3 million, relating to: (i) net borrowings of $73.9 million for capital expenditures and acquisitions; and (ii) $14.8 million relating to the issuance of voting common stock; partially offset by $2.4 million used to repurchase common stock.

      As of September 30, 2001, the Company had approximately $4.7 million of cash available to fund operations and future acquisitions. In addition, $397.0 million is available for borrowing under the Credit Agreement as of November 9, 2001. The Company is a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of its operating subsidiaries. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to distribute earnings and other advances and payments to the Company.

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

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 141 Business Combinations(“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”) were issued in final form in June 2001. The provisions of SFAS No. 141, which eliminate the use of the pooling-of-interests method of accounting for business combinations, apply to all business combinations completed after June 30, 2001. In addition, SFAS No. 141 includes transition provisions that apply to business combinations accounted for using the purchase method which were completed before July 1, 2001. The provisions of SFAS No. 142, which address the financial accounting and related reporting for acquired goodwill and other intangible assets, are effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 141 and is in the process of evaluating SFAS No. 142.

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

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Exhibits

10.1.13.1	Amended and Restated Non-employee Director Compensation Plan

      (b)  Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001:

      1.  July 12, 2001, reporting under Items 7 and 9 (announcement of the scheduled earnings release and related conference call covering the Company’s earnings for the three months ended June 30, 2001).

      2.  July 23, 2001, reporting under Items 7 and 9 (announcement that an investor presentation will be available on the Company’s web site beginning Tuesday July 24, 2001).

      3.  July 24, 2001, reporting under Items 7 and 9 (announcement of the Company’s earnings for the three and six months ended June 30, 2001).

      4.  August 7, 2001, reporting under Items 7 and 9 (announcement that Penske Corporation purchased 1,843,656 of the Company’s voting common stock from an affiliate of Apollo Advisors, L.P.).

      5.  September 18, 2001, reporting under Items 7 and 9 (announcement that the Company has commenced open market purchases of up to 3.0 million shares of its voting common stock).

      6.  September 19, 2001, reporting under Items 7 and 9 (announcement regarding the fact that the Company expects to earn $0.38 per share in the third quarter of 2001).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ SAMUEL X. DIFEO

Samuel X. DiFeo
President and
Chief Operating Officer

Date:  November 14, 2001

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date:  November 14, 2001

EXHIBIT INDEX

Exhibit Number	Description

10.1.13.1	Amended and Restated Non-employee Director Compensation Plan