Form 10-K405
period 2001-12-31
UNITED AUTO GROUP INC
filed 2002-02-26
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number 1-12297

United Auto Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3086739 (I.R.S. Employer Identification No.)
13400 Outer Drive West, Suite B-36 Detroit, Michigan (Address of principal executive offices)	48239 (Zip Code)

Registrant’s telephone number, including area code (313) 592-7311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Voting Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting and non-voting common stock held by non-affiliates as of February 20, 2002 was $199,115,996.

      As of February 20, 2002, there were 27,589,020 shares of voting common stock outstanding and 1,106,113 shares of non-voting common stock outstanding.

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
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
2ND AMENDMENT TO AMENDED AND RESTATED CREDIT AGRMT
FORM OF INFINITI DEALER SALES AND SERVICE AGRMT
FORM OF DEALER AGREEMENT WITH JAGUAR CARS
FORM OF HONDA AUTOMOBILE DEALER SALES AND SERVICE
FORM OF LEXUS DEALER AGREEMENT WITH LEXUS
FORM OF BMW OF NORTH AMERICA, INC. CAR CENTER AGR.
FORM OF BMW OF NORTH AMERICA, INC. SAV CENTER AGR.
FORM OF TOYOTA DEALER AGRMT. WITH TOYOTA MOTOR CO.
FORM OF GENERAL MOTORS CORPORATION DEALER SALES
FORM OF NISSAN DEALER SALES & SERVICE AGREEMENT
FORM OF SALES AND SERVICE AGREEMENT WITH CHRYSLER
FORM OF FORD SALES & SERVICE AGREEMENT
FORM OF AUDI DEALER AGREEMENT
FORM OF AUTOMOBILE DEALER SALES & SERVICE AGREEMNT
FORM OF PORSCHE SALES AND SERVICE AGREEMENT
FORM OF DEALER AGREEMENT W/LAND ROVER NORTH AMER
SECOND AMENDED AND RESTATED STOCKHOLDERS AGREEMENT
REGISTRATION RIGHTS AGREEMENT AMONG THE COMPANY
AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT
OUR SUBSIDIARIES
CONSENT OF DELOITTE & TOUCHE LLP.

i

PART I

Item 1.	Business

Overview

      We are the third largest publicly-held automotive retailer in the United States as measured by total revenues. As of December 31, 2001, we owned and operated 127 franchises located primarily in major metropolitan areas in 19 states, Puerto Rico and Brazil. We offer a full range of 29 vehicle brands, with 68% of our new vehicle revenues in 2001 generated from the combined sale of foreign brands and luxury brands such as Honda, Toyota, BMW, Lexus and Mercedes. In addition to selling new and used vehicles, we generate revenue at each of our dealerships through the sale of higher-margin products, such as finance, insurance and vehicle service contracts, maintenance and repair services, replacement parts and aftermarket automotive products.

      Much of our growth and success over the last three years has resulted from the experienced leadership of Roger S. Penske and his management team. Since May 1999, Mr. Penske, through Penske Corporation, has invested approximately $175 million in our common stock and other equity securities. After giving effect to our proposed equity offering, Mr. Penske, through Penske Corporation, will beneficially own 45.9% of our common stock. Since assuming leadership, Mr. Penske’s management team has: improved same store retail revenues by an average rate of 9.4% per year over the past three years; acquired 52 franchises which generated approximately $2.0 billion in total revenues in 2001; grown total revenues from $3.3 billion in 1998 to $6.2 billion in 2001; and increased our income from continuing operations per diluted common share from $0.64 in 1998 to $1.31 in 2001.

      We incorporated in the State of Delaware in December 1990 and began dealership operations in October 1992. When we refer to “common stock” in this report, we are referring to our voting common stock, par value $0.0001 per share, unless otherwise indicated.

Business Strengths

      We believe the following key strengths are critical to our success as a leading automotive retailer:

      Favorable Brand Mix. In recent years, foreign and luxury vehicle brands have gained significant market share from domestic vehicle brands. We have successfully pursued an acquisition strategy that provides us with the highest concentration of revenues from foreign brands among the publicly-traded automotive retailers. In 2001, approximately 68% of our new vehicle sales were comprised of foreign brands (including luxury brands, which generate higher margins for our dealerships), while, industry-wide, about 37% of U.S. new vehicle sales consisted of foreign brands. We believe our mix favoring foreign and luxury brands provides us with an opportunity to improve same store retail sales revenues and gross profits, as these brands generally earn higher margins, and have higher parts, service and repair penetration rates.

      The following charts compare our new vehicle revenue by brand in 2001 with our new vehicle revenue by brand in 1999, in each case, as a percentage of our total new vehicle sales.

	2001	1999

Toyota	23%	23%
Honda/ Acura	13	6
Lexus	7	7
Nissan/ Infiniti	7	9
Mercedes	6	—
BMW	5	5
Other Foreign Brands	7	6

Total Foreign Brands	68	56

General Motors	14	16
Chrysler	11	21
Ford	7	7

Total Domestic Brands	32	44

Total	100%	100%

      Consistent Record of Internal Growth and Proven Acquisition Strategy. We grow our business through both internal expansion and acquisitions with the goal of enhancing brand and geographic diversity, reducing redundant costs and increasing return on investment. We continually focus on improving the revenue potential of our existing dealerships. We place a strong emphasis on customer service and have made substantial improvements in our facilities, including premier showrooms and displays. Over the past three years, we have demonstrated strong internal growth, which has resulted in increases in average same store retail revenue of 9.9% for new vehicles, 8.0% for used vehicles, 17.2% for finance and insurance and 7.2% for service and parts.

      In addition to improving our existing dealerships, we are committed to identifying, consummating and integrating attractive acquisitions. We follow a disciplined and systematic approach when evaluating acquisition opportunities and consistently analyze numerous factors including the following:

•	overall fit with operating strategy;

•	optimization of brand and product mix; and

•	strategic geographic location and future growth potential.

      Our larger acquisitions are generally well-established, multi-franchise dealership groups that demonstrate leadership in attractive markets where we do not currently have a strong presence. Our smaller or single dealership acquisitions are usually complementary dealerships in our existing markets that enable us to expand our brand and product offerings and gain operating efficiencies and cost savings. As a result of our acquisition strategy, we have increased our revenue mix of foreign vehicle brands from 56% of new vehicle sales in 1999 to 68% in 2001, thereby increasing our sales in the growing foreign vehicle segment.

      Diversified Revenue Stream and Variable Cost Structure. We believe that our diversified revenue mix helps to mitigate the cyclicality of new vehicle sales and that our variable cost structure affords us flexibility in responding to economic cycles, enhancing our overall profitability. Sales of used vehicles, service and parts and finance and insurance products represented approximately 38% of our total revenues and generated approximately 63% of our gross profit in 2001. We believe that demand for these products and services, which tend to produce higher margins than our new vehicle sales, is less affected by economic cycles than demand for new vehicles. Our dealership operations are also diversified both in terms of the brands of vehicles they offer and geographic location. Our dealerships are primarily located within five domestic geographic regions, with no single region accounting for more than 30% of our total revenues during 2001. In addition, approximately 68% of our operating expenses are variable expenses, such as compensation, floor plan interest expense and advertising, which we can adjust to reflect economic trends. Currently, gross profit generated from our service and parts business absorbs a substantial portion of our total operating expenses, excluding salespersons’ compensation.

      Experienced, Growth-Oriented Management Team. In May 1999, Roger S. Penske, a 37-year automotive industry veteran, became our Chairman and Chief Executive Officer and strengthened our management team with individuals having extensive experience in the automotive retail industry. Mr. Penske has substantial experience as a leading operator in the automotive industry and a proven record of successful integration of acquired businesses. Under Mr. Penske’s leadership:

•	We appointed five regional presidents, with an average of 23 years of automotive industry experience, who have full responsibility for the oversight of dealership operations, human resources and training in each of our five regions. Each of these regional presidents has had direct dealership management experience, with three of them being previous owners of dealerships we acquired.

•	We assigned six brand managers who are responsible for developing and maintaining strong relationships with automobile manufacturers.

•	We purchased and successfully integrated 52 franchises.

      Outstanding Customer Service. We maintain superior levels of customer satisfaction by providing high-quality products and services to meet our customers’ needs. Our experienced management team and the corporate culture created and driven by Roger S. Penske enable us to provide outstanding customer service and to forge lasting relationships with our customers, which we believe increase our repeat and referral business. Approximately 75% of our franchises met or exceeded the customer sales satisfaction scores compiled by each of the manufacturers in 2001. Furthermore, we believe that our high customer satisfaction results have directly contributed to our significant increases in same store sales.

Business Strategy

      Our objective is to be the most profitable, growth-oriented automotive retailer in each of the markets in which we operate. To achieve this objective, we intend to expand our existing business platform and continue to grow our higher-margin businesses, expand through targeted acquisitions, implement “best practices”, and emphasize customer service.

      Expand Existing Business Platform and Grow Higher-Margin Businesses. In addition to continuing to focus on the growth of same store sales at each of our dealerships, we are focused on developing the areas of our business that will produce higher margins than new vehicle sales, such as used vehicles sales, finance and insurance and other aftermarket products and services, service and parts sales and collision repair services. In 2001, our retail gross margins for these products were 10.6% for used vehicles, 58.5% for finance and insurance and 44.9% for service and parts and collision repair services, compared to 8.3% for new vehicles.

•	Used Vehicles. Sales of used vehicles by our dealerships, with average prices approximating 60% of new vehicle prices, typically generate higher gross margins than sales of new vehicles because of limited comparability among them and the somewhat subjective nature of their valuation. Consumer acceptance of used vehicle purchasing has grown in recent years, due principally to (1) an increase in the availability of late-model, low-mileage, under-warranty vehicles from expiration or termination of short-term leases, (2) improvements in the quality of used vehicles and (3) increases in the prices of new vehicles. We are striving to improve our used vehicle business by implementing comprehensive used vehicle marketing activities in each of our markets and dedicating personnel to our used vehicle sales business. We have already begun to see improvements as a result of our recent developments in this area, with same store used vehicle sales increasing at an average annual rate of 8.0% over the last three years.

•	Finance and Insurance and Other Aftermarket Products. Each sale of a new or used vehicle provides us the opportunity to finance the sale, sell the customer an extended service contract or an insurance product and sell other aftermarket products, such as cellular phones, alarms and fabric protectors. In order to improve our finance and insurance business, we are focusing on enhancing our salesperson training program and increasing our product offerings. Since 1999, our finance and insurance and other aftermarket products’ sales per vehicle have increased from $1,141 per vehicle in 1999 to $1,206 per vehicle in 2001.

•	Service and Parts and Collision Repair Centers. Each of our new vehicle dealerships offers a fully integrated service and parts department. The service and parts business provides important incremental revenue to our dealerships, which we believe helps to mitigate the effects of downturns in the automobile sales cycle. Unlike independent service shops or used vehicle dealerships with service operations, our dealerships are qualified to perform work covered by manufacturer warranties. Since warranty service work is paid for by the manufacturer, consumers are motivated to service their vehicles at a dealership for the warranty period. To increase the service and parts businesses, our dealerships have implemented programs to track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. During 2001, we invested a total of $83.4 million in our business. A substantial portion of this investment was allocated to expansion and/or construction of new service and parts and collision repair centers in an effort to expand our higher-margin businesses.

Additionally, we currently own 21 collision repair centers, each of which is operated as an integral part of our dealership operations. In light of the recurring referral work from our dealerships and the higher margins associated with repair center revenues, we have embarked on an effort to increase such revenues. As such, we are currently constructing several new regional repair centers to act as central collision repair centers in geographic hubs. When completed, we believe that these centers will increase the incremental stream of non-vehicle sales, which may help to mitigate the effects on our dealerships of downturns in the automobile sales cycles. We are also constructing new collision repair centers at some of our existing dealerships, as well as expanding facilities at our already existing collision repair centers. Our same store service and parts and collision repair revenues have increased at an average annual rate of 7.2% over the past three years.

      Continue to Grow through Targeted Acquisitions. We intend to capitalize on the ongoing consolidation of the highly-fragmented automotive retail industry and seek to acquire dealerships with significant earnings growth potential. The 10 largest automotive retail dealer groups accounted for only 5% of the total domestic industry revenue in 2000. We believe that attractive acquisition opportunities continue to exist both in the U.S. and abroad for well-capitalized dealership groups with experience in identifying, acquiring, integrating and professionally managing dealerships.

      We principally target dealerships or dealership groups with established records of profitability and experienced management willing to remain in place. By joining our team, owners and management teams of our acquired dealerships gain additional management tools and marketing expertise, reduce redundant costs, and receive an opportunity to hold an equity interest in the business primarily through the receipt of stock options. We primarily focus on opportunities in geographic markets with above-average projected population and job growth and strive to create regional groups of dealerships that will be able to share administrative and other functions to reduce costs.

      Implement “Best Practices”. Our senior management and dealership management meet regularly to review the operating performance of our dealerships and corporate initiatives, examine important industry trends and, where appropriate, agree on specific operating improvements. Key financial information is discussed and compared to other dealerships, both in the region, and across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization so that each of our dealerships can benefit from the successes of our other dealerships and the knowledge and experience of our senior management. We share information and ideas throughout the organization to implement the best operating practices at each of our dealerships. In addition, our six brand managers, who are responsible for facilitating and maintaining our relationship with each manufacturer on a company-wide basis, assist in this process by fostering communication and cooperation between like-brand dealerships throughout our organization.

      Dealership management also attends various industry sponsored leadership and management seminars and receives continuing education in products, marketing strategies and management information systems. We share training techniques across our dealership base and focus on increasing revenues from our sales of used vehicles, aftermarket products, service and parts and collision repair.

      Emphasize Customer Service. One of the keys of our overall philosophy is customer-oriented service designed to meet the needs of an increasingly sophisticated and demanding automotive consumer through “one-stop” shopping convenience, competitive pricing and a sales staff that is knowledgeable about product offerings and responsive to a customer’s particular needs. Our goal is to establish lasting relationships with our customers, which enhance our reputation in the community and create the opportunity for significant repeat and referral business.

      The quality of customer service provided by our dealerships’ sales and service departments is measured by customer satisfaction index, or CSI, scores, which are derived from data accumulated by manufacturers through individual customer surveys. We rely on this data to track the performance of dealership operations and use it as a factor in determining the compensation of general managers and sales and service personnel in our dealerships. All of our Chrysler, Dodge, Ford, Jaguar and Lexus dealerships met or exceeded the national averages of CSI scores recorded by those manufacturers in 2001. Additionally, many of our dealerships have received dealer quality, sales volume and customer satisfaction awards from various manufacturers. All of our Ford dealerships are “Blue Oval” certified by Ford, all of our Chrysler dealerships have been certified by Chrysler as being “Five Star” dealerships, all of our Lexus dealerships have earned the “Lexus Elite” level, and over 75% of our eligible Toyota dealerships have earned the coveted “Presidents Award.”

      Expand Internet Presence. In order to provide an additional layer of customer service, each of our dealerships maintains its own website, and our corporate website, www.unitedauto.com, provides a link to each of our dealership websites allowing consumers to source information and communicate directly with our dealerships located in their particular markets. In addition, many automotive manufacturers’ websites also include our dealerships’ websites among their links.

      According to industry analysts, the majority of new car buyers nationwide will consult the Internet for new car information. The Internet is generating better-informed consumers and improving the efficiency of the sales process. Using our corporate website, www.unitedauto.com, we provide these consumer leads with links to our dealership websites so consumers may communicate directly with our dealerships in their particular markets. Consumers can electronically search our inventory for vehicles that meet their model, feature requirements and price range. Most of our websites provide full service for the entire purchase process, including detailed information about vehicles available at the dealership, such as pictures of each vehicle, prices, features, specifications, vehicle reviews, payment calculators, links to financing applications and an option to estimate trade-in values through a link with Kelley Blue Book. We believe these features make it easier for consumers to meet all of their automotive research needs. Both used-vehicle and new-vehicle customers can contact dedicated Internet sales consultants on line via www.unitedauto.com, by telephone or by fax. We plan to enhance the technology, capability and available features to continue meeting the needs of online consumers on all of our websites. In 2000, we entered into an arrangement with CarsDirect.com, the leading multi-brand online car buying service which provides consumers with a full panoply of research features for their automotive purchasing needs, including detailed safety ratings and reviews, financing, extended warranties, free credit checks, insurance quotes, anti-theft products, trade-in information and testimonials. We delivered over 2,300 vehicles as a direct result of our arrangement in 2001.

Recent Developments

      On February 12, 2002, the boards of United Auto Group, Inc. and Sytner Group plc announced that they had reached agreement on the terms of a recommended cash offer for all of the share capital of Sytner. The terms of the tender offer include a cash payment of £95.3 million for all the outstanding Sytner shares and the assumption of approximately £13.9 million of indebtedness. Sytner shareholders also have the option of receiving loan notes rather than cash in exchange for their shares. We have borrowed $135.0 million under our credit agreement and have placed these funds in escrow to pay for Sytner.

      Sytner operates 48 franchises and is one of the leading retailers of luxury vehicles in the United Kingdom. Sytner’s franchises include: Alpina, Audi, Bentley, BMW, Chrysler, Ferrari, Jaguar, Jeep, Land Rover, Lexus, Lotus, Maserati, Mercedes-Benz, MINI, Porsche, Rolls-Royce, Saab, TVR, Volkswagen, and Volvo. We believe that Sytner operates along commercial principles very closely aligned with those of our company. The commercial fit between the two businesses is a major factor behind the decisions by both companies to pursue this transaction.

      Sytner is currently publicly traded on the London Stock Exchange and has been retailing cars for over 20 years. Sytner generated audited revenues of £569.9 million ($859.6 million) during the 14 months ended February 28, 2001 and unaudited revenues of £318.7 million ($459.0 million) during the six months ended August 31, 2001, in each case as reported under U.K. GAAP. Since August 31, 2001, Sytner has been awarded two Land Rover, one Bentley, and two Rolls-Royce franchises and has acquired one Mercedes-Benz franchise.

      The acquisition of Sytner represents a significant step forward in the development of our international strategy. We believe that the European automotive retail sector is likely to see significant development over the next few years. We and Sytner believe that large, well-capitalized, international automotive retailers will be well placed to take advantage of the opportunities and meet the challenges that such developments may present.

      We have indicated to the board of Sytner that one of the principal reasons for proceeding with this transaction is the skill, technical ability and experience of the existing management and employees of Sytner. Consequently, we expect that the existing operational and reporting structure of Sytner will be retained and Sytner will operate as an autonomous unit within our company. Frank Sytner will remain as Chairman of Sytner Group plc and Laurence Vaughan will continue as Sytner’s Chief Executive. Mr. Vaughan also will be invited to join our board of directors. All other members of the senior management team will continue in their current roles.

      The acquisition is subject to customary conditions for tender offers in the United Kingdom, including regulatory approvals. The tender offer is initially open for acceptance March 6, 2002 and the acquisition is expected to close at the end of the first quarter of 2002.

Sytner Group plc

Summary Consolidated Financial Data

      Set forth below is financial data of Sytner for the 14 months ended February 28, 2001 and the six months ended August 31, 2000 and 2001. The data for the 14 months ended February 28, 2001 is derived from Sytner’s audited financial statements and the data for the six months ended August 31, 2000 and 2001 is derived from Sytner’s unaudited financial statements, all of which are included in Sytner’s publicly-filed reports in the United Kingdom. Sytner utilized a 14 month fiscal year for fiscal 2001 because it changed its fiscal year end during that period from December 31 to February 28. This data is presented in accordance with U.K. GAAP has not been reconciled to U.S. GAAP and may, therefore, not be comparable to our consolidated financial statements. See footnote 2 for a description of several key differences between U.S. GAAP and U.K. GAAP. Data for the six month period ended August 31, 2001 is not necessarily indicative of Sytner’s financial performance for a full fiscal year.

	Fourteen	Six Months Ended
	Months Ended	August 31,
	February 28,
	2001	2000	2001

		(unaudited)	(unaudited)

	(dollars in millions)(1)(2)
Consolidated Statement of Operations Data:
Revenues	$859.6	$393.8	$459.0
Operating income	14.3	7.6	10.0
Other Operating Data:
Depreciation and amortization	$6.6	$2.6	$3.2
EBITDA(3)	20.9	10.3	13.3
EBITDA margin	2.4%	2.6%	2.9%
Consolidated Balance Sheet Data:
Total assets	$230.0	$190.9	$246.9
Total debt (including floor plan notes payable)	53.8	43.5	47.1
Total stockholders’ equity	49.8	48.8	53.2

(1)	These dollar amounts have been translated for convenience purposes from pounds sterling at the rate of £1 to $1.44, which was the average exchange rate during calendar 2001. Such data might be different if they were originally prepared in dollars.

(2)	The results above have been prepared in accordance with U.K. GAAP. There are certain differences between U.S. GAAP and U.K. GAAP, the most significant of which for us relate to the treatment of accounting for intangibles arising in connection with acquisitions accounted for using the purchase method and the accounting for certain lease transactions. The Sytner financial data presented above has not been reconciled to U.S. GAAP and we have not quantified the impact of any such differences to the presented balance sheet and income statement data. These differences may be material. This summary should not be taken as an exclusive list of differences between U.K. GAAP and U.S. GAAP. The impact of any such additional differences may be material.

(3)	EBITDA is defined by Sytner as income from operations before income tax (provision) benefit, finance charges (including floor plan interest expense), depreciation and amortization. This definition differs from ours because it adds back floor plan interest expense, resulting in a higher EBITDA than would be the case using our definition. While EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with U.K. GAAP or U.S. GAAP, it is included in this report to provide additional information with respect to Sytner’s ability to meet future debt service, capital expenditure and working capital requirements. This measure may not be comparable to similarly-titled measures reported by other companies.

Industry Overview

      With approximately $1 trillion in new vehicle, used vehicle and service and parts sales in 2000, the automotive retail industry is the largest retail trade sector in the United States, accounting for close to one-third of the total $3.3 trillion in retail sales. The industry is highly fragmented and largely privately held. There are more than 22,000 franchised dealerships nationwide, with the ten largest automotive retail groups accounting for only 5% of the total industry revenue.

      Of the close to $1 trillion in sales in 2000, new vehicle sales contributed approximately $380 billion, or 39% of total revenues, used vehicle sales contributed approximately $367 billion, or 38% of total industry revenues, followed by service and parts, which contributed approximately $227 billion, or 23% of total revenues. In 2000, franchised dealers sold approximately 17.4 million new vehicles and 20.5 million used vehicles. In addition to new and used vehicles, dealerships offer a wide range of other higher-margin products and services, including repair and warranty work, replacement parts, extended warranty coverage, financing and credit insurance. In 2000, franchised dealers contributed $73 billion, or 32%, of the approximately $227 billion service and parts sector. As a result of intense competition for new vehicle sales, the average dealership generates the majority of its profits from the sale of used vehicles and other products and services, including finance and insurance, mechanical and collision repair and service and parts. New vehicle sales were the smallest proportionate contributors to dealers’ gross profits, earning an average gross margin of 8.4% in 2000 compared to 10.7% for used vehicles.

      Consolidation in the automotive retail industry has been driven by the increased penetration by foreign manufacturers and the resulting loss of market share by domestic vehicle makers, which has forced many dealerships to close or be sold to better-capitalized dealership groups. According to industry data, the number of franchised dealerships has declined from approximately 24,000 dealerships in 1990 to approximately 22,000 dealerships in 2000. As the consolidation of dealerships over the last 10 years has concentrated on smaller-volume franchises, this has lead to an increase in unit sales per dealership from 567 new vehicles sold per franchise in 1990, to 783 new vehicles in 2000. Although significant consolidation has already taken place, the industry today remains highly fragmented, with approximately 95% of the industry’s market share remaining in the hands of smaller regional and independent players. We believe that further consolidation in the industry is likely due to increased capital requirements of dealerships, the limited number of viable alternative exit strategies for dealership owners and the desire of certain manufacturers to strengthen their brand identity by consolidating their franchised dealerships.

      New vehicle unit sales are cyclical and, historically, fluctuations are influenced by factors such as interest rates, fuel prices, unemployment, inflation, the level of personal discretionary spending, credit availability and consumer confidence. However, from a profitability perspective, automotive retailers are less vulnerable than automobile manufacturers to declines in new vehicle sales. Historically, automotive retailers’ pre-tax profit margins have remained relatively stable, even in recessionary periods, while the average pre-tax profit margins of the three largest U.S. automobile manufacturers have fluctuated during the comparable periods. This has largely been due to a more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable, relating to personnel, advertising and inventory finance cost) and a more diversified revenue stream, with the majority of the sector’s profits derived from the sale of used vehicles, service and parts and finance and insurance. In addition, automobile manufacturers typically increase dealer incentives when sales are slow to meet production quotas set by contracts with labor unions, which further increases the volatility in profitability for automobile manufacturers and decreases the volatility for automotive retailers.

Dealership Operations

      Franchises. As of December 31, 2001, our franchises were located in major metropolitan areas in the following locations:

Location	Franchises

Arizona	13
Arkansas	14
Brazil	4
California	8
Connecticut	4
Florida	9
Georgia	4
Indiana	6
Louisiana	1
Michigan	5
Mississippi	2
Nevada	1
New Jersey	13
New York	3
North Carolina	4
Ohio	7
Puerto Rico	10
South Carolina	2
Tennessee	6
Texas	7
Virginia	4

      Management. We require our local dealership management to have experience in the automotive industry and familiarity with the local market in which the dealership is located. Each dealership or group of dealerships has independent operational and financial management responsible for day-to-day operations. We believe experienced local managers are better qualified to make day-to-day decisions concerning successful operation of the dealership and can be more responsive to the needs of our customers. In addition to the local management, we have established a regional management structure for overseeing operations at the individual dealerships.

      New Vehicle Sales. As of December 31, 2001, we sold sell 29 different brands of domestic and import family, sports and luxury cars, light trucks and sport utility vehicles through 127 franchises primarily in major metropolitan areas in 19 states, Puerto Rico and Brazil. Our customers finance their purchases of new vehicles through both traditional purchase transactions as well as through leasing companies providing consumer automobile leasing. Lease transactions are typically short-term leases, providing us a market of low mileage, late model, vehicles still covered by manufacturer’s warranty for our used vehicle sales business. Short-term leases also give us the opportunity to obtain repeat business from customers on a more regular basis than purchase transactions.

      Our new vehicles are acquired by our dealerships directly from the manufacturer. Because of our long-term presence in the automotive retail market, our dedication to building and maintaining positive relationships with our manufacturers, and our consistent high sales volume from our dealerships, we believe that we can obtain for our dealerships high-quality, in demand models for our customers. During 2001, our dealerships maintained on average a 55-day supply of new vehicles. Our dealerships finance the purchase of new vehicles from the manufacturers through floor plan financing provided by the manufacturers’ captive finance companies.

      Used Vehicle Sales. We generally acquire used vehicles from auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. We clean, repair and recondition, as necessary, generally at our own service facilities, all used vehicles we acquire for resale. The used vehicle sales business accounts for a significant and growing portion of the revenues at each of our dealerships. The growth of used vehicle sales is due to decreased customer concerns regarding used vehicles as more well-respected dealerships are engaging in the sale of high-quality, low-mileage, late model used vehicles coupled with the proliferation of manufacturer certification processes for these vehicles. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in any available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided the benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. In addition, we offer for sale third-party extended service contracts on all of our used vehicles. During 2001, our dealerships maintained on average a 41-day supply of used vehicles.

      Finance and Insurance Sales and Other Aftermarket Products. Our dealerships are capable of arranging financing for our customers’ vehicle purchases, selling vehicle extended care service contracts and arranging insurance in connection with vehicle financing. We provide financing and insurance services to our customers through third parties, including manufacturers’ captive finance companies. We also offer for sale other aftermarket products, such as cellular phones, alarms and fabric protectors.

      Service and Parts Sales. We generate service and parts sales at each of our dealerships, primarily for the vehicle models sold at that dealership. We perform both warranty and non-warranty work. Our service and parts revenues have increased each year, in large part due to increasingly complex technology in vehicles, which makes it difficult for independent repair facilities to maintain, diagnose problems in and repair today’s automobiles. As part of our agreements with our manufacturers, we obtain all equipment required by the manufacturer and needed to service and maintain each make of vehicle sold at any particular dealership. A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service history and we send reminders to customers when vehicles are due for periodic maintenance or service.

      Vehicle Brands. As of December 31, 2001, we sold the following brands of vehicles at our franchises:

Brand	Franchises
Acura	3
Aston Martin	1
Audi	3
BMW	5
Buick	2
Cadillac	2
Chevrolet	9
Chrysler	8
Dodge	7
Ferrari	1
Ford	6
GMC Truck	4
Honda	13
Hyundai	3
Infiniti	2
Isuzu	1
Jaguar	1
Jeep	5
Land Rover	2
Lexus	5
Mazda	3
Mercedes	6
Nissan	9
Pontiac	4
Porsche	3
Rolls Royce/Bentley	1
Suzuki	1
Toyota	16
Volvo	1

Management Information System

      We consolidate financial, accounting and operational data received from our dealers nationwide through an exclusive private communications network. The data from the dealers is gathered and processed through their individual dealer management systems. All of our dealerships use hardware and software from ADP, Inc., the Reynolds and Reynolds Company or UCS, Inc. for their management system. We allow our dealership management teams to choose the management system that best fits their daily operational needs. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures. Our private communication network allows us to extract and aggregate information from the three disparate systems in a consistent format to create consistent consolidating financial and operational data. The system also allows us to access detailed information on a real time basis for each dealership, by region and on a consolidated basis. Information we can access includes inventory, cash, unit sales, the mix of new and used vehicles sales and sales of aftermarket products and services. Our ability to access this real time data allows us to continually analyze our dealerships’ operating results and financial position so as to identify areas for improvement. Our technology also enables us to quickly integrate dealerships or dealership groups we acquire.

Marketing

      We believe that our marketing programs have contributed to our sales growth. Our advertising and marketing efforts tend to be focused at the local market level, with the aim of our efforts being building both our new and repeat business. We utilize many different media for our marketing activities, including newspapers, magazines, television and radio and the Internet. In addition, automobile manufacturers supplement our local and regional advertising efforts by producing large advertising campaigns to support their brands, promote attractive financing packages and draw traffic to local area dealerships. We believe that our ability to obtain volume discounts and other valuable concessions from advertisers should enable us to realize continued cost savings in advertising.

Acquisitions

      We completed a number of dealership acquisitions in 2000 and 2001. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, our financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      The following table sets forth information with respect to dealerships we acquired or opened during 2000 and 2001:

Date Opened
Dealership	or Acquired	Location	Franchises

Long Ford	1/00	Jacksonville, AR	Ford
Mercedes Benz of San Diego	2/00	San Diego, CA	Mercedes Benz
Lake Norman Ford	2/00	Huntersville, NC	Ford
Cavallino Ferrari	3/00	Phoenix, AZ	Ferrari
Jones Toyota	4/00	Little Rock, AR	Toyota
Motorcars Group	5/00	Bedford, OH	Mercedes Benz(2) Infiniti(2)
Dellen Group	5/00	Indianapolis, IN	Oldsmobile/Lincoln-Mercury
Bill Estes Dodge	6/00	Indianapolis, IN	Dodge/ Chrysler/ Jeep
Triangle Chrysler/ Mazda	6/00	Ponce, PR	Chrysler/ Mazda
Goodson	7/00	Houston, TX	Honda(2)/ GMC
Cerritos GMC	7/00	Cerritos, CA	Buick/ Pontiac/ GMC
Lexus de San Juan	7/00	San Juan, PR	Lexus
Rinke Auto Group	10/00	Detroit, MI	Cadillac/ Pontiac/ GMC/ Toyota
Gene Norris Honda	10/00	Mentor, OH	Honda
Continental Auto Group	10/00	Fairfield, CT	Mercedes Benz/ Porsche/ Audi/ Volkswagen
Mel Farr Toyota	11/00	Bloomfield Hills, MI	Toyota
Volvo on Camelback	12/00	Phoenix, AZ	Volvo
Clark Toyota	12/00	Springdale, AR	Toyota
Brett Morgan Chevrolet	1/01	Benton, AR	Chevrolet
Motorcars Toyota	2/01	Bedford, OH	Toyota
H.B.L.	3/01	Vienna, VA	MercedesBenz/ Porsche/ Audi/ Land Rover
Honda of Nanuet	5/01	Nanuet, NY	Honda
Mercedes of Nanuet	5/01	Nanuet, NY	Mercedes Benz

Date Opened
Dealership	or Acquired	Location	Franchises

North Olmsted Nissan	8/01	North Olmsted, OH	Nissan
Landers Nissan	8/01	Southaven, MS	Nissan
BMW of San Diego	10/01	San Diego, CA	BMW
Nelms Auto Group	10/01	Fayetteville, AR	Chevrolet/ Honda/ Acura

      In addition, in July 2001, we invested in the Tulsa Auto Collection, a group of dealerships owned indirectly by Ford Motor Company, in Tulsa, Oklahoma. The Tulsa Auto Collection consists of seven dealerships representing the Ford, Lincoln-Mercury, Jaguar and Mazda brands. In addition, through the Tulsa Auto Collection, we operate two Quality Car Care service centers and two used vehicle facilities in the Tulsa market.

      In connection with a restructuring of its distribution system in the United Kingdom, Mercedes has recently elected to consolidate all of its vehicle outlets into 35 market areas, with one operator for each market area. Mercedes’ previous distribution system had approximately 156 independent dealers. Mercedes sold us a significant market area, providing us with exclusive dealer and satellite locations for new and used vehicles in the cities of Milton Keynes and Kettering. Milton Keynes is the location of Mercedes Benz’s headquarters in the United Kingdom. We expect the Milton Keynes and Kettering locations to be operational in March 2002.

      We expect to continue to pursue acquisitions and related transactions in the future, although there can be no assurance that we will succeed in this strategy.

Agreements with Vehicle Manufacturers

      Each of our dealerships operates under separate franchise agreements with the manufacturers of each brand of vehicle sold at the dealership. These agreements contain provisions and standards governing almost every aspect of the operations of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), inventory, warranties offered to customers, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, information systems and monthly financial reporting. Typically the general manager and/or the owner of a dealership may not be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands at our dealerships. Franchise agreements typically expire after a specified period of time, ranging from one to five years. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changing the dealership’s management or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floorplan financing, changes in the dealership’s financial or other condition, failure to submit information to the manufacturer on a timely basis, changes in the dealership’s owners without consent, pledging the dealership’s stock, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement, subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. Many agreements grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership.

      Our agreements with manufacturers usually give the manufacturers the right, under some circumstances (including upon a merger or sale of the company and change of control or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships that sell the manufacturers’ brands. In particular, our agreement with General Motors Corporation provides that, upon a proposed sale of 20% or more of our voting stock to any other person or entity (other than for passive investment) or another manufacturer, an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire at fair market value, all assets, properties and business of any General Motors dealership owned by us. In addition, General Motors has a right of first refusal if we propose to sell any General Motors dealer to a third party. Our agreements with other major manufacturers contain provisions similar to the General Motors provisions. Some of the agreements also prohibit us from pledging, or impose significant limitations on our ability to pledge, the capital stock of some of our subsidiaries to lenders.

Competition

      For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas. We do not have any cost advantage in purchasing new vehicles from the manufacturer, and typically we rely on advertising and merchandising, sales expertise, service reputation and location of our dealerships to sell new vehicles. Each of our markets includes a number of well-capitalized competitors that have extensive automobile dealership managerial experience and strong retail locations and facilities. We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. In recent years, automotive dealers have also faced increased competition in the sale of new vehicles from independent leasing companies and on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of operating on smaller gross margins and offering lower sales prices than franchised dealers.

      For used vehicle sales, we compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies, private parties and used vehicle “superstores” for supply and resale of used vehicles.

      We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for particular brands of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. We believe that our dealerships are competitive in all of these areas.

      We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised and unfranchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a manufacturer’s brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

      According to various industry sources, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships, approximately 56,000 independent used vehicle dealerships and individual consumers who sell used vehicles in casual private transactions primarily through classified ads and by word of mouth. Several other public companies have established national or regional automotive retail chains. Additionally, certain vehicle manufacturers are engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealerships, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.

      We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increased pressures from on-line automotive websites, including those developed by automobile manufacturers as well as by other dealership groups. Consumers use the Internet to compare prices for vehicles and related services, which may cause reduced margins for new vehicles, used vehicles and related services.

Employees and Labor Relations

      As of December 31, 2001, we employed approximately 8,500 people, approximately 250 of whom are covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and grants of stock options. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

Environmental Matters

      We are subject to a wide range of foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

      Our operations involving the management of hazardous and other environmentally sensitive materials are subject to requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Our business also involves the operation of storage tanks containing such materials. Storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, certain air emissions from our operations, such as auto body painting, may be subject to the federal Clean Air Act and related state and local laws. Various health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply to our operations.

      We may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act, and comparable state statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct which contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.

      We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition. However, soil and groundwater contamination is known to exist at certain of our current or former properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.

Insurance

      Due to the nature of the automotive retail industry and the large inventory maintained by dealerships, automotive retail dealerships generally require significant levels of insurance covering a broad variety of risks. The business is subject to substantial risk of property loss due to the significant concentration of property values at dealership locations. Other potential liabilities arising out of our operations involve claims of employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.

      Accordingly, we have purchased liability and property insurance subject to specified deductibles and loss retentions. We also purchase umbrella liability insurance to provide insurance in excess of our primary insurance policies. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to limitations and exclusions, substantial insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2.     Properties

      We seek to structure our operations so as to minimize the ownership of real property. As a result, we lease or sublease substantially all of our facilities, including dealerships and office space used for corporate activities. Our dealerships include facilities for new and used vehicle sales, vehicle service operations, body shop operations, storage, and general office use. These leases are generally for a period of between five and 20 years and are typically structured to include renewal options for an additional five to ten years in our favor. We also lease office space in Detroit, Michigan and Secaucus, New Jersey for our administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

      We are currently constructing a complex of dealerships on a 40-acre parcel in North Scottsdale, Arizona (currently referred to as the Chauncy Ranch complex). The automotive center will contain dealerships offering 10 or more automotive brands, including the nation’s first Ford Premier Auto Group dealership (a combination of Jaguar-Aston Martin, Land Rover, Lincoln Mercury and Volvo), a 158,000-square-foot BMW dealership and free-standing dealerships dedicated to Porsche, Audi, Acura, Volkswagen and MINI. The complex is owned by AGR and leased by us.

Item 3.     Legal Proceedings

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 22, 2002, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.     Submission of Matters to a Vote of Security-Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the New York Stock Exchange under the symbol “UAG” since October 23, 1996. As of February 22, 2002, there were 251 holders of record of our common stock.

      The following table shows the high and low per share sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for each quarter of 2000 and 2001.

	High	Low

2000:
First Quarter	$10.50	$7.19
Second Quarter	9.63	7.81
Third Quarter	9.81	7.50
Fourth Quarter	8.25	6.00
2001:
First Quarter	$10.90	$6.50
Second Quarter	17.50	9.65
Third Quarter	21.95	10.10
Fourth Quarter	27.00	14.01

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. In addition, the indentures governing our 11% senior subordinated notes, and the indenture that will govern any notes which may be issued in our proposed debt offering, contain certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. Also, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain amount of working capital, which could limit our subsidiaries’ ability to pay dividends. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the board of directors deems relevant.

Item 6.     Selected Consolidated Financial Data

      The following table sets forth our selected historical consolidated financial and other data as of and for each of the years ending December 31, 1997, 1998, 1999, 2000 and 2001, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, our financial statements include the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions and this selected financial data is not necessarily indicative of our future results. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	Year Ended December 31,

	1997(1)	1998(2)	1999	2000	2001

	(in millions, except per share data)
Consolidated Statement of Operations Data(3):
Revenues
New vehicle sales	$1,238.5	$1,958.9	$2,417.9	$2,971.5	$3,866.7
Used vehicle sales	589.1	922.8	1,040.0	1,227.6	1,488.1
Finance and insurance	74.2	127.4	165.8	193.1	253.7
Service and parts	190.8	334.1	398.8	491.8	612.2

Total revenues	2,092.6	3,343.1	4,022.5	4,884.0	6,220.7
Gross profit	276.4	455.6	549.4	678.0	851.2
Selling, general and administrative expenses	255.1	375.0	445.1	539.7	693.3

Operating income	21.3	80.6	104.3	138.3	157.9
Floor plan interest expense	(19.3)	(28.7)	(28.7)	(44.4)	(42.4)
Other interest expense	(14.1)	(31.5)	(29.3)	(32.8)	(34.8)
Other income (expense), net	0.3	4.8	2.6	—	—

Income (loss) from continuing operations before minority interests, income tax (provision) benefit and extraordinary items	(11.8)	25.2	48.8	61.1	80.6
Minority interests	(0.1)	(0.3)	(0.7)	(0.5)	(0.8)
Income tax (provision) benefit	4.0	(11.6)	(21.4)	(26.6)	(35.1)

Income (loss) from continuing operations	(7.9)	13.4	26.7	34.0	44.7
Income (loss) from discontinued operations, net of income taxes	(2.2)	(12.9)	—	—	—

Income (loss) before extraordinary items	(10.1)	0.4	26.8	34.0	44.7
Extraordinary items, net of income taxes	—	(1.2)	0.7	(4.0)	—

Net income (loss)	$(10.1)	$(0.8)	$27.5	$30.0	$44.7

Basic income (loss) from continuing operations per common share	$(0.44)	$0.66	$1.10	$1.46	$1.57

	Year Ended December 31,

	1997(1)	1998(2)	1999	2000	2001

	(in millions, except per share data)
Basic net income (loss) per common share	$(0.56)	$(0.04)	$1.14	$1.26	$1.57

Income (loss) from continuing operations per diluted common share	$(0.44)	$0.64	$1.01	$1.16	$1.31

Net income (loss) per diluted common share	$(0.56)	$(0.04)	$1.04	$1.02	$1.31

Shares used in computing basic share data	18.2	20.4	22.0	20.2	23.1

Shares used in computing diluted share data	18.6	20.9	26.5	29.4	34.2

Other Operating Data:
Revenue growth	60.7%	59.8%	20.3%	21.4%	27.4%
EBITDA(4)	$11.4	$73.1	$97.3	$118.0	$149.1
EBITDA margin	0.5%	2.2%	2.4%	2.4%	2.4%
Finance and insurance revenue per retail vehicle sold	$902	$1,026	$1,141	$1,130	$1,206
New vehicle retail units sold	50,985	77,403	93,259	112,676	141,056
Used vehicle retail units sold	31,253	46,724	52,027	58,252	69,302

	As of December 31,

	1997	1998	1999	2000	2001

	(dollars in millions)
Balance Sheet Data:
Working capital	$117.2	$85.2	$97.0	$93.1	$135.2
Inventories	324.3	410.3	508.3	737.9	641.4
Total assets	971.1	1,184.2	1,279.3	1,762.7	1,946.6
Floor plan notes payable	334.3	397.2	478.5	689.7	620.0
Total debt (excluding floor plan notes payable)	248.5	313.0	228.9	419.2	556.0
Total stockholders’ equity	300.6	341.7	430.9	461.7	515.7

(1)	Includes a $31.7 million pre-tax charge recorded during 1997 to realign various elements of our business.

(2)	Includes a $12.6 million pre-tax charge for estimated future repair costs under the terms of approximately 51,000 warranty and extended service contracts sold from January 1, 1997 to October 31, 1998.

(3)	During 1998, we discontinued the auto finance business of our wholly-owned subsidiary, UAF. As a result, UAF no longer engages in the purchase or sale of automotive loans. Consequently, UAF has been reported as a discontinued operation for all periods presented.

(4)	EBITDA is defined as income (loss) from continuing operations before minority interests, income tax (provision) benefit, other interest expense (excluding floor plan interest expense), depreciation and amortization. Depreciation and amortization expense amounted to $9.1 million, $16.5 million, $19.1 million, $24.2 million and $33.6 million in 1997, 1998, 1999, 2000 and 2001, respectively. While EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with U.S. GAAP, it is included in this report to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. This measure may not be comparable to similarly-titled measures reported by other companies.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We are the third largest publicly-held automotive retailer in the United States as measured by total revenues. As of December 31, 2001, we owned and operated 127 franchises located primarily in major metropolitan areas in 19 states, Puerto Rico and Brazil. As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate collision repair centers and sell various aftermarket products, including finance, warranty, extended service and other insurance contracts.

      New vehicle revenues include sales to retail and fleet customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing, other dealers and wholesalers. We generate finance and insurance revenues from sales of warranty policies, extended service contracts, other insurance policies, and accessories, as well as from fees for placing finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

      Our gross profit tends to vary with the mix of revenues we derive from new vehicle sales, used vehicle sales, finance and insurance revenues, and service and parts revenues. Our gross profit generally varies across product lines, with new vehicle sales usually resulting in lower gross profit margins and our other products resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

      Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable (such as sales commissions), and a significant portion of our general and administrative expenses are subject to our control (such as advertising costs), allowing us to adjust them to reflect economic trends.

      Floor plan interest expense relates to floor plan financing. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.

      We have made a number of dealership acquisitions in each year since 1999. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, our financial statements include the results of operations of the acquired dealerships from the date of acquisition.

Results of Operations

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $1.3 billion, or 28.5%, from $4.4 billion to $5.7 billion. The overall increase in retail revenues is due primarily to: (1) a $328.9 million, or 9.1%, increase in retail revenues at dealerships owned prior to January 1, 2000, and (2) dealership acquisitions made subsequent to January 1, 2000, partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 2000 reflects 10.3%, 6.2%, 19.4% and 4.2% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $520.1 million from fleet and wholesale transactions represent a 16.6% increase versus the prior year. The increase in fleet and wholesale revenues is due to acquisitions subsequent to January 1, 2000.

      Retail sales of new vehicles, which exclude fleet transactions, increased by $865.9 million, or 30.5%, from $2.8 billion to $3.7 billion. The increase is due primarily to: (1) a $237.9 million, or 10.3%, increase at dealerships owned prior to January 1, 2000 and (2) acquisitions made subsequent to January 1, 2000, partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000, is due primarily to a 7.6% increase in new retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 25.2%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2000 and (2) acquisitions made subsequent to January 1, 2000, partially offset by the decrease due to divested dealerships. We retailed 141,056 new vehicles (67.1% of total retail vehicle sales) during the year ended December 31, 2001, compared with 112,676 new vehicles (65.9% of total retail vehicle sales) during the year ended December 31, 2000. Fleet revenues increased $29.4 million, or 22.5%, versus the comparable prior year period. The increase in fleet revenues is due primarily to: (1) a $10.9 million, or 8.7%, increase in fleet sales revenues at dealerships owned prior to January 1, 2000 and (2) acquisitions made subsequent to January 1, 2000, partially offset by a decrease resulting from the divestiture of certain dealerships.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $216.0 million, or 23.7%, from $912.0 million to $1.1 billion. The increase is due primarily to: (1) a $47.4 million, or 6.2%, increase at dealerships owned prior to January 1, 2000 and (2) acquisitions made subsequent to January 1, 2000, partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000, is due primarily to a 5.2% increase in used retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 19.0%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2000, and (2) acquisitions made subsequent to January 1, 2000, partially offset by the decrease due to divested dealerships. We retailed 69,302 used vehicles (32.9% of total retail vehicle sales) during the year ended December 31, 2001, compared with 58,252 used vehicles (34.1% of total retail vehicle sales) during the year ended December 31, 2000. Wholesale revenues increased $44.5 million, or 14.1%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: acquisitions made subsequent to January 1, 2000; partially offset by (1) a $13.1 million, or 5.1%, decrease at dealerships owned prior to January 1, 2000 and (2) a decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $60.6 million, or 31.4%, from $193.1 million to $253.7 million. The increase is due primarily to: (1) a $26.8 million, or 19.4%, increase at dealerships owned prior to January 1, 2000 and (2) acquisitions made subsequent to January 1, 2000, partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $120.4 million, or 24.5%, from $491.8 million to $612.2 million. The increase is due primarily to: (1) a $16.8 million, or 4.2%, increase at dealerships owned prior to January 1, 2000 and (2) acquisitions made subsequent to January 1, 2000, partially offset by a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $176.0 million, or 26.0%, from $675.5 million to $851.5 million. The increase in gross profit is due to: (1) a $45.9 million, or 8.5%, increase in retail gross profit at stores owned prior to January 1, 2000, and (2) acquisitions made subsequent to January 1, 2000, partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions decreased from 15.2% to 14.9%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.3%, 10.6%, 58.5%, and 44.9%, respectively, compared with 8.8%, 10.7%, 58.7% and 43.8% in the comparable prior year period. The decrease in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (1) an increase in the relative proportion of lower margin new vehicle sales revenues to total retail vehicle revenues, (2) a decrease in the percentage of higher margin finance and insurance and service and parts revenues to total retail revenues, (3) decreased gross profit margins on new retail vehicle revenues, and (4) decreased gross profit margins on used retail vehicle revenues, partially offset by increased gross profit margins on service and parts revenues. Aggregate gross profit on fleet and wholesale transactions decreased by $2.8 million to a loss of $0.3 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $153.6 million, or 28.5%, from $539.7 million to $693.3 million. Such expenses as a percentage of total revenue were 11.1%, which is consistent with the prior year, and increased as a percentage of gross profit from 79.6% to 81.5%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $45.6 million, or 11.0%, increase at dealerships owned prior to January 1, 2000, and (2) acquisitions made subsequent to January 1, 2000, partially offset by a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expenses at stores owned prior to January 1, 2000 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 8.5% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense decreased by $2.0 million, or 4.4%, from $44.4 million to $42.4 million. The decrease in floor plan interest expense is due to (1) a $10.1 million, or 29.4%, decrease at stores owned prior to January 1, 2000 and (2) a decrease relating to the divestiture of certain dealerships, partially offset by acquisitions made subsequent to January 1, 2000. The decrease at stores owned prior to January 1, 2000 is due primarily to a decrease in inventory at dealerships owned prior to January 1, 2000, coupled with a decrease in our weighted average borrowing rate on floor plan indebtedness during 2001.

      Other Interest Expense. Other interest expense increased by $2.0 million, or 6.1%, from $32.8 million to $34.8 million. The increase is due primarily to increased acquisition related indebtedness, offset in part by (1) a decrease in our weighted average borrowing rate during 2001, (2) the effect of refinancing our 11.0% senior subordinated notes due 2007 and certain other indebtedness with lower interest borrowings under our amended and restated credit agreement, dated as of December 22, 2000 and (3) the paydown of indebtedness with proceeds from equity offerings subsequent to December 31, 2000.

      Income Taxes. Income taxes increased by $8.5 million from $26.6 million to $35.1 million. The increase is due to an increase in pre-tax income compared with 2000.

      Extraordinary Item. The 2000 extraordinary loss of $4.0 million, net of $3.1 million of tax, represents a loss resulting from the redemption premium paid for the subordinated notes and the write-off of unamortized deferred financing costs relating thereto.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $855.7 million, or 23.9%, from $3.6 billion to $4.4 billion. The overall increase in retail revenues is due primarily to: (1) a $196.1 million, or 6.2%, increase in retail revenues at dealerships owned prior to January 1, 1999 and (2) dealership acquisitions made subsequent to January 1, 1999, partially offset by a decrease in revenues resulting from the divestiture of some dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 1999, reflects 6.3%, 5.1%, 7.3% and 7.9% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $446.2 million from fleet and wholesale transactions were consistent with the prior year.

      Retail sales of new vehicles, which exclude fleet sale transactions, increased by $593.0 million, or 26.4%, from $2.2 billion to $2.8 billion. The increase is due primarily to: (1) a $125.0 million, or 6.3%, increase at dealerships owned prior to January 1, 1999, and (2) acquisitions made subsequent to January 1, 1999, partially offset by a decrease resulting from the divestiture of some dealerships. The increase at dealerships owned prior to January 1, 1999, is due primarily to a 4.0% increase in new retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 20.8%, due principally to: (1) the net increase at dealerships owned prior to January 1, 1999, and (2) acquisitions made subsequent to January 1, 1999, partially offset by the decrease due to divested dealerships. We retailed 112,676 new vehicles (65.9% of total retail vehicle sales) during the year ended December 31, 2000, compared with 93,259 new vehicles (64.2% of total retail vehicle sales) during the year ended December 31, 1999. Fleet sales decreased $39.5 million, or 23.2%, compared to the comparable prior year period due primarily to a 31.9% decrease in fleet unit sales.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $142.3 million, or 18.5%, from $769.6 million to $912.0 million. The increase is due primarily to: (1) a $35.2 million, or 5.1%, increase at dealerships owned prior to January 1, 1999, and (2) acquisitions made subsequent to January 1, 1999, partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 1999, is due primarily to a 1.5% increase in used retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 12.0%, due principally to: (1) the net increase at dealerships owned prior to January 1, 1999, and (2) acquisitions made subsequent to January 1, 1999, partially offset by the decrease due to divested dealerships. We retailed 58,252 used vehicles (34.1% of total retail vehicle sales) during the year ended December 31, 2000, compared with 52,027 used vehicles (35.8% of total retail vehicle sales) during the year ended December 31, 1999. Wholesale revenues increased $45.2 million, or 16.7%, compared to the comparable prior year period. The increase in wholesale revenues is due primarily to: acquisitions made subsequent to January 1, 1999, offset in part by (1) an $8.2 million, or 3.5%, decrease at dealerships owned prior to January 1, 1999, and (2) a decrease resulting from the divestiture of some dealerships.

      Finance and insurance revenues increased by $27.4 million, or 16.5%, from $165.8 million to $193.1 million. The increase is due primarily to: (1) an $8.8 million, or 7.3%, increase at dealerships owned prior to January 1, 1999, and (2) acquisitions made subsequent to January 1, 1999, partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $93.0 million, or 23.3%, from $398.8 million to $491.8 million. The increase is due primarily to: (1) a $27.1 million, or 7.9%, increase at dealerships owned prior to January 1, 1999, and (2) acquisitions made subsequent to January 1, 1999, partially offset by a decrease resulting from the divestiture of some dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $125.9 million, or 22.9%, from $549.6 million to $675.5 million. The increase in gross profit is due to: (1) a $30.6 million, or 6.5%, increase in retail gross profit at stores owned prior to January 1, 1999, and (2) acquisitions made subsequent to January 1, 1999, partially offset by a decrease resulting from the divestiture of some dealerships. Gross profit as a percentage of revenues on retail transactions decreased from 15.3% to 15.2%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.8%, 10.7%, 58.7%, and 43.8%, respectively, compared with 8.6%, 11.1%, 58.8% and 43.4% in the comparable prior year period. The decrease in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (1) an increase in the relative proportion of lower margin new vehicle sales revenues to total retail revenues during 2000 and (2) decreases in gross profit margins on used retail vehicle revenues; partially offset by increases in gross profit margins on new retail vehicle and service and parts revenues and an increase in service and parts revenues as a percentage of total revenues. Aggregate gross profit on fleet and wholesale transactions increased $2.6 million to $2.4 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $94.6 million, or 21.2%, from $445.1 million to $539.7 million. These expenses as a percentage of total revenues were 11.1%, which is consistent with the prior year, and decreased as a percentage of gross profit from 81.0% to 79.6%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $26.6 million, or 7.3%, increase at stores owned prior to January 1, 1999 and (2) acquisitions made subsequent to January 1, 1999, partially offset by a decrease resulting from the divestiture of some dealerships. The increase in selling, general and administrative expense at stores owned prior to January 1, 1999 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 6.5% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense increased by $15.7 million, or 54.9%, from $28.7 million to $44.4 million. The increase in floor plan interest expense is due to: (1) a $6.0 million, or 24.3%, increase at stores owned prior to January 1, 1999 and (2) acquisitions made subsequent to January 1, 1999, offset in part by decreases relating to (1) the effect of our interest rate swaps hedging floor plan interest rates and (2) the divestiture of certain dealerships. The increase at stores owned prior to January 1, 1999 is due to an increase in inventory levels compared to 1999 and an increase in our weighted average borrowing rate during 2000.

      Other Interest Expense. Other interest expense increased by $3.4 million, or 11.7%, from $29.3 million to $32.8 million. The increase is due primarily to increased acquisition related indebtedness, offset in part by (1) the effect of refinancing the subordinated notes and certain other indebtedness with lower interest borrowings under our credit agreement and (2) the paydown of indebtedness with proceeds from equity offerings during 1999.

      Income Taxes. Income taxes increased by $5.1 million from $21.4 million to $26.6 million. The increase is due to an increase in pre-tax income compared with 1999, offset in part by a decrease in our estimated annual effective income tax rate. The decrease in the comparative effective rate is due primarily to a decrease in our estimated effective state tax rate resulting from certain tax planning initiatives and a change in the geographic mix of our earnings.

      Extraordinary Item. The $4.0 million extraordinary item in 2000 represents a loss resulting from the redemption premium paid for the subordinated notes and the write-off of unamortized deferred financing costs relating to the subordinated notes. The $0.7 million extraordinary item in 1999 represents the after tax gain arising from the retirement of $49.0 million of subordinated notes, offset in part by the write-off of a portion of the deferred financing costs relating to the subordinated notes.

Quarterly Financial Data

      The following table shows selected income statement data for the last eight quarters:

	Three Months Ended

	March 31	June 30	September 30	December 31

	(in millions, except per share data)
2001
Total revenues	$1,395.0	$1,615.2	$1,595.8	$1,614.7
Gross profit	191.8	219.0	221.1	219.3
Net income	6.6	13.4	13.5	11.3
Net income per diluted common share	$0.21	$0.40	$0.38	$0.32

	Three Months Ended

	March 31	June 30(1)	September 30	December 31

	(in millions, except per share data)
2000(2)
Total revenues	$1,110.8	$1,204.1	$1,331.2	$1,237.9
Gross profit	152.1	166.8	182.6	176.5
Net income	5.6	7.1	11.2	6.1
Net income per diluted common share	$0.19	$0.24	$0.40	$0.21

(1)	We recorded a $4.0 million extraordinary loss in the second quarter of 2000 resulting from the redemption premium paid for the subordinated notes and the write-off of unamortized financing costs relating to the subordinated notes.

(2)	The per share amounts are calculated independently for each of the quarters presented. As a result, the sum of the quarters is not equal to the full year per share amounts.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through borrowings under our credit agreement, the issuance of debt securities, including floor plan notes payable, sale-leaseback transactions, the issuance of equity securities and cash flow from operations. At December 31, 2001, we had working capital of $135.2 million.

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements into which our subsidiaries have entered with various lenders. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of the assets of our domestic automotive dealership subsidiaries. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. As of December 31, 2001, our outstanding borrowings under floor plan arrangements amounted to $620.0 million.

      Our credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation provides for revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. Pursuant to an amendment dated as of October 29, 2001, our borrowing capacity under the revolving portion of the credit agreement increased from $520.0 million to $770.0 million and, in addition, we obtained use of a standby letter of credit facility in the amount of $50.0 million. Our credit agreement also provides for a term loan of $161.0 million, all of which was used during 1999 and 2000 to repurchase our senior subordinated notes. Loans under the credit agreement bear interest between LIBOR plus 2.00% and LIBOR plus 3.00%. The credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries (and will be guaranteed by domestic automotive dealership subsidiaries acquired or established by us in the future) and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, we are required to comply with specified ratios and tests, including debt to equity, debt to EBITDA (as defined) and minimum working capital covenants. Our credit agreement also contains typical events of default including change of control and non-payment of obligations. Substantially all of our assets are subject to security interests granted to lenders under the credit agreement. The availability under the revolving portion of the credit agreement is subject to a collateral-based borrowing limitation which is determined based on certain of our allowable tangible assets (which does not include foreign assets). Revolving loans mature on August 3, 2005. With respect to the $161.0 million of term loans, $25.0 million must be repaid on December 23, 2003, $25.0 million must be repaid on December 23, 2005, and the remainder must be repaid on December 23, 2007. As of December 31, 2001, our outstanding borrowings under the credit agreement amounted to $541.5 million, $161.0 million of which was incurred in connection with the repurchase of notes. As of February 22, 2002, our outstanding borrowings under the credit agreement amounted to $594.5 million, which includes debt repayments subsequent to December 31, 2001 of $62.5 million (proceeds of warrants) and $50.0 million (sale-leaseback proceeds), and borrowings of $135.0 million placed in escrow to pay for Sytner.

      In October 2001, we entered into swap agreements of approximately four years duration pursuant to which a notional $400.0 million of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us is based on LIBOR and amounts to approximately 4.23%. During 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our floating rate debt was exchanged for fixed rate debt for five years. The fixed rate interest to be paid by us is based on LIBOR and amounts to approximately 7.1%.

      In 1997, we issued $200.0 million of 11.0% senior subordinated notes due 2007. In 1999, we redeemed $49.0 million of the notes. In 2000 we completed a tender offer in which we repurchased $147.3 million of the notes at a redemption price of 101% of the principal amount of the subordinated notes. The indentures governing the subordinated notes require us to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. Such indentures also limit our ability to pay dividends based on a formula that takes into account, among other things, our consolidated net income, and contain other covenants which restrict our ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The subordinated notes are fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries. As of December 31, 2001, $3.7 million of subordinated notes remain outstanding. The notes become redeemable at our option, with payment of a premium, on July 15, 2002.

      We intend to issue $225.0 million of senior subordinated notes pursuant to Rule 144A and Regulation S. These notes will mature in 2012. The notes will be unsecured senior subordinated notes and will rank behind all of our existing and future senior debt, including debt under our credit agreement. The notes will be guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We will be able to redeem all or some of the notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we will be allowed to redeem up to 35% of the notes with the net cash proceeds from specified public equity offerings. Upon a change of control each holder of notes will be able to require us to repurchase all or some of the notes at a redemption price of 101% of the principal amount of the notes. The notes will also contain customary negative covenants and events of default. We will be required to file a registration statement with the SEC and offer to exchange publicly-traded notes with the notes being privately issued. We will be required to pay penalty interest on the notes to the extent we do not comply with these registration requirements.

      Concurrently with the offering of the notes, we expect to offer 6,000,000 shares of our common stock pursuant to an underwritten registered offering, of which we expect to offer 3,000,000 shares and selling stockholders expect to offer 3,000,000 shares. The equity offering is not contingent on the closing of the debt offering, but the debt offering is contingent on the closing of the equity offering.

      On April 12, 1999, we entered into a securities purchase agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C., Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “PCP Entities”), pursuant to which the PCP Entities agreed to purchase (1) an aggregate of 7,903.124 shares of our Series A convertible preferred stock, par value $0.0001 per share, (2) an aggregate of 396.876 shares of our Series B convertible preferred stock, par value $0.0001 per share, and (3) warrants to purchase (a) 3,898,665 shares of common stock and (b) 1,101,335 shares of our non-voting common stock, par value $0.0001 per share, for $83.0 million.

      The shares of Series A preferred stock and Series B preferred stock entitle the PCP Entities to dividends at a rate of 6.5% per year. The dividends were payable in kind for the first two years after issuance and are currently payable in cash. The Series A preferred stock is convertible into an aggregate of 8,794,171 shares of common stock (7,021,304 shares following the proposed equity offering) and the Series B preferred stock is convertible into an aggregate of 648,588 shares of non-voting common stock (in each case, after giving effect to payable in kind dividends). We are entitled under some circumstances to redeem the preferred stock after May 3, 2002, for an amount per share equal to the liquidation preference. The liquidation preference is currently $10,000 per share plus accrued and unpaid dividends. Actual cash dividends payable relating to dividends earned during fiscal 2001 in connection with the preferred stock totaled $3.1 million. Beginning in fiscal 2002, the aggregate annual cash dividends payable by us are expected to total $6.1 million. Funding for such dividends is expected to come from cash flow from operations and working capital borrowings under our credit agreement.

      The warrants, as originally issued to the PCP Entities, were exercisable at a price of $12.50 per share until February 3, 2002, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the warrants and as a result of the sale of equity to Mitsui & Co. in 2001, (a) the number of warrants to purchase common stock was increased from 3,898,665 shares to 3,915,580 shares, (b) the number of warrants to purchase non-voting common stock was increased from 1,101,335 shares to 1,106,113 shares, and (c) the warrant exercise price was lowered from $12.50 to $12.45. On February 1, 2002, the PCP Entities exercised the warrants in full and paid us the full exercise price of $62.5 million. The proceeds of the warrant exercise were used to pay down indebtedness.

      In December 2000, we issued 2,139,535 shares of common stock to Penske Corporation for $10.75 per share. Aggregate proceeds, amounting to $23.0 million, were used to reduce debt. In February 2001, we issued 1,302,326 shares of voting common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. in a private placement for $10.75 per share (the “Mitsui Transaction”). Aggregate proceeds, amounting to $14.0 million, were used to reduce debt.

      In September 2001, we announced that our board of directors authorized the repurchase of up to three million shares of our outstanding common stock. Pursuant to that authorization, we repurchased 387,092 shares through open market purchases and negotiated transactions at an aggregate cost of $5.8 million during 2001.

      During 2001, net cash provided by operations amounted to $72.4 million. Net cash used in investing activities during 2001 totaled $221.8 million, of which $83.4 million related to capital expenditures and $138.4 million was for acquisitions. Net cash provided by financing activities during 2001 totaled $147.3 million, relating to: (1) net borrowings of $134.3 million for capital expenditures and acquisitions and (2) $18.8 million relating to the issuance of voting common stock, partially offset by $5.8 million used to repurchase common stock.

      We have a number of capital projects planned or underway relating to the expansion and renovation of our retail automotive operations. Gross cash expenditures during 2002 relating to such projects are estimated to aggregate to $130.0 million, a portion of which has already been spent. Historically, we have financed such capital expenditures with borrowings under our credit agreement and cash flow from operations. In the past, we have also entered into sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly owned subsidiary of Penske Corporation. We sold certain properties to AGR in 2001 for consideration of $20.9 million and made lease payments to AGR totaling $5.8 million during 2001, which payments relate to properties we lease from AGR. We believe we will continue to finance certain capital expenditures in this fashion during 2002. As a result we anticipate that the net cash we will fund for capital expenditures will amount to approximately $70.0 million.

      During 2002, we received $50.0 million from AGR representing consideration relating to the sale-leaseback of certain properties and related capital expenditures, including capital expenditures at properties previously sold to AGR, which cost us $29.9 million. The excess of the cash received by us represents a prepayment by AGR to us for future contractually committed construction costs that we anticipate will be incurred by us during the first quarter of 2002 at properties owned by AGR and leased to us.

      In addition, we have entered into a number of arrangements to acquire retail automotive franchises from unaffiliated third parties. Funding for the cash element of these acquisitions, expected to approximate $19.0 million, is expected to come from cash flow from operations and borrowings under our credit agreement. We also have obligations with respect to past acquisitions totaling $32.0 million over the next four years.

      In connection with the proposed acquisition of Sytner, as an alternative to receiving all or any part of the £95.3 million of cash consideration which would otherwise be receivable under the offer, Sytner shareholders (other than certain non-U.K. shareholders) who validly accept the offer may elect to receive loan notes issued by UAG UK Holdings Limited. For every £1 of cash consideration otherwise receivable under the offer, Sytner shareholders can elect to receive £1 of loan notes.

      In connection with one of the acquisitions consummated during 2001, we agreed to make a contingent payment in cash to the extent the 289,240 shares of common stock issued in connection with the acquisition have a market value at the time of sale of less than $17.29 per share. In addition, we agreed to make a contingent payment in cash to the extent the 841,476 shares of common stock issued in connection with an acquisition completed in 2000 have a market value at the time of sale of less than $12.00 per share.

      In connection with an acquisition of dealerships in October 1997, we agreed that if the acquired companies achieved aggregate specified base earnings levels in any of the five years beginning with the year ending December 31, 1999, we would pay to the sellers $0.7 million plus defined percentages of the amounts earned in excess of such base earnings for any such year. The total amount of payments to be made pursuant to this agreement is limited to $7.0 million. To date we have paid $2.0 million relating to this agreement.

      As of December 31, 2001, we had approximately $5.4 million of cash available to fund operations and future acquisitions. In addition, a maximum of $336.5 million was available for borrowing under our credit agreement as of February 22, 2002, which availability is subject to the credit agreement’s borrowing base collateral limitation (in general, the borrowing base equals certain of our allowable tangible assets plus $300.0 million). The borrowing base limitations currently limit our ability to access the full availability under our credit agreement. In the past twelve months, the actual availability which we could access under the credit agreement ranged from a high of $156.5 million on February 12, 2002 prior to borrowing $135.0 million for the Sytner acquisition to a low of $21.5 million on February 22, 2002. When availability under the credit agreement is low, we rely on cash flow from operations and the availability of floor plan financing to fund our day-to-day cash needs. If the equity offering is completed but the debt offering is not, actual availability under the credit agreement will increase by an additional $57.7 million. If both the equity and debt offerings are completed on the terms presently contemplated, actual availability under the credit agreement will increase by approximately $274.7 million.

      We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. The minimum working capital requirement under our franchise agreements could in some cases restrict the ability of our subsidiaries to make distributions, although to date we have not faced any such restrictions.

      Our principal source of growth has come from acquisitions of automotive dealerships. We believe that our existing capital resources, including the liquidity provided by our credit agreement and floor plan financing, together with the proceeds of our proposed equity offering and the proposed concurrent debt offering, which will be used to repay existing indebtedness, will be sufficient to fund our current operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions or we do not consummate the proposed debt or equity offering, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreement to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of several automobile manufacturers. There is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Joint Ventures

      From time to time we enter into joint venture arrangements in the ordinary course of business, pursuant to which we acquire dealerships together with a minority investor.

      In January 1998 we entered into a joint venture agreement with a third party to manage and acquire dealerships in Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, we are required to buy out the other party at the end of the five-year period following the date of the acquisition. Pursuant to this arrangement, in 1998 we entered into a joint venture with respect to the Citrus Chrysler dealership. We are required to buy out the other party in May 2003. We expect this payment to be approximately $3.0 million.

      In November 1999 we formed a joint venture to own and operate certain dealerships in Brazil. Our joint venture partners in Brazil are Roger S. Penske, Jr. and Andre Ribeiro Holdings, Ltda. We contributed approximately $3.6 million for a 90.6% interest in United Auto do Brasil, Ltda. and Mr. Penske, Jr. and Mr. Ribeiro each contributed approximately $0.4 million for a 4.7% interest.

      In October 2000, we purchased the operating assets of certain dealerships in Fairfield, Connecticut for approximately $26.8 million. We intend to sell 20% of this venture to Lucio A. Noto and other investors for approximately $5.4 million, representing 20% of the consideration we paid inclusive of assets acquired. Mr. Noto will pay for this interest with $1.2 million at closing and the remaining $4.2 million will be paid in quarterly payments over twenty years. The payments will be offset from permitted periodic cash distributions to Mr. Noto by the venture. The sale of the minority interest to Mr. Noto is subject to approval by the manufacturers.

      In December 2000 we formed a joint venture with Roger S. Penske, Jr. to own and operate certain Mercedes-Benz, Audi and Porsche dealerships. We contributed $65.1 million for a 90% interest in HBL, LLC and Mr. Penske, Jr. contributed $7.2 million for the remaining 10% interest.

      In July 2001 we invested in the Tulsa Auto Collection, a group of dealerships in Tulsa, Oklahoma. The Tulsa Auto Collection consists of seven dealerships representing the Ford, Lincoln-Mercury, Jaguar and Mazda brands. In addition, through the Tulsa Auto Collection, we operate two automotive care service centers and two used vehicle facilities in the Tulsa market. According to the terms of our joint venture arrangement, we have the option to buy out our minority partner over a period of time. Through December 2003, we also may, at our option, cause our partner to purchase our share of the collection or sell our share or the entire collection to a third party.

Cyclicality

      Unit sales of motor vehicles, particularly new vehicles, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.

Seasonality

      Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The greatest seasonalities exist with the dealerships in the northeast United States, for which the second and third quarters are the strongest with respect to vehicle-related sales. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), were issued in final form in June 2001. The provisions of SFAS No. 141, which require use of the purchase method of accounting and eliminate the use of the pooling-of-interests method of accounting for business combinations, apply to all business combinations completed after June 30, 2001. In addition, SFAS No. 141 includes transition provisions that apply to business combinations accounted for using the purchase method which were completed before July 1, 2001.

      The provisions of SFAS No. 142, which address the financial accounting and related reporting for acquired goodwill and other intangible assets, are effective for fiscal years beginning after December 15, 2001. SFAS No. 142, which we adopted on January 1, 2002, eliminates goodwill amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquiror’s intent to do so. Intangible assets with definitive lives will need to be amortized over their useful lives.

      By March 31, 2002, companies are required to begin to perform an impairment analysis of intangible assets. Furthermore, companies must complete the first step of the goodwill transition impairment test by June 30, 2002. Impairment charges, if any, that result from the application of the above tests would be recorded as the cumulative effect of a change in accounting principle in the first quarter of the year ending December 31, 2002.

      We are in the process of evaluating the impact of SFAS No. 142 on our business. At the present time we cannot determine the ultimate impact of SFAS No. 142. Amortization of goodwill for the year ended December 31, 2001 was $19.7 million.

      Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) was issued in August 2001. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale. The statement removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with Accounting Principals

Board Opinion No. 20, “Accounting Changes,” provides that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of adopting SFAS No. 144 on our financial statements.

Effects of Inflation

      We believe that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services. However, there can be no assurance that there will be no such effect in the future.

      We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on the prime rate or LIBOR. Such rates have historically increased during periods of increasing inflation. We do not believe that we would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automotive dealerships have similar floating rate borrowing arrangements.

Forward Looking Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other portions of this report and documents incorporated by reference in this report include, and public statements by our directors, officers and other employees may include, “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including statements with respect to

•	our future financial performance;

•	future acquisitions;

•	future capital expenditures;

•	our ability to obtain cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy;

•	trends in the European automotive market;

•	our plans and expectations with respect to Sytner;

•	our ability to access the remaining availability under our credit agreement;

•	our liquidity;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our registration statement on Form S-3, filed February 26, 2002 (registration no. 333-82264) and additional risk factors identified from time to time in our periodic reports filed with the

SEC. Important factors that could cause actual results to differ materially from our expectations, some of which are described in greater detail elsewhere in this report, include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions and successfully integrate acquisitions, we will be unable to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions and financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our principal stockholders have substantial influence over us and may make decisions with which stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our substantial amount of indebtedness may limit our ability to obtain financing for acquisitions and will require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	the Sytner acquisition may not close on the terms contemplated or at all;

•	changes in the European Commission’s regulations regarding automobile manufacturers may have an adverse effect on Sytner;

•	the Sytner acquisition exposes us to the risks involved in international operations;

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance;

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well;

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness; and

•	our proposed common stock and Rule 144A/ Regulation S debt offerings may not be completed on the terms contemplated or at all.

      We urge you to carefully consider these risk factors in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and SEC rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our credit agreement bear interest at a variable rate based on a margin over LIBOR. Based on the amount outstanding as of December 31, 2001, a 100 basis point change in interest rates would result in an approximate $5.4 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR or Prime. Based on the average aggregate outstanding amounts under floor plan financing arrangements during the year ended December 31, 2001, a 100 basis point change in interest rates would result in an approximate $6.6 million change to our annual floor plan interest expense.

      In October 2001, we entered into swap agreements of approximately four years duration pursuant to which a notional $400.0 million of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us is based on LIBOR and amounts to approximately 4.23%. During 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our floating rate debt was exchanged for fixed rate debt for five years. The fixed rate interest paid by us is based on LIBOR and amounts to approximately 7.15%. For fixed rate debt including the notes, certain seller financed promissory notes and obligations under certain capital leases, interest rate changes effect the fair market value of such debt, but do not impact our earnings or cash flows.

      Foreign Currency Exchange Rates. Substantially all of our business is conducted in the United States where our revenues and expenses are transacted in U.S. dollars. As a result, the majority of our results of operations are not subject to foreign exchange rate fluctuations. We do not hedge against foreign exchange rate fluctuations due to the limited financial exposure we face with respect to such risk. In common with other automotive retailers, we purchase certain of our new vehicle inventories from foreign manufacturers. Our business in this regard is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our future results could be materially and adversely impacted by changes in these or other factors.

Item 8.     Financial Statements and Supplementary Data

      See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following table sets forth information regarding our executive officers and directors as of February 22, 2002.

Name	Age	Position

Roger S. Penske	65	Chairman of the Board and Chief Executive Officer
Samuel X. DiFeo	51	President and Chief Operating Officer and Director
James R. Davidson	56	Executive Vice President — Finance
Robert H. Kurnick, Jr	40	Executive Vice President, General Counsel and Secretary
Paul H. Walters	58	Executive Vice President — Human Resources
Michael R. Eisenson	46	Director
James A. Hislop	44	Director
Eustace W. Mita	47	Director
Lucio A. Noto	63	Director
Richard J. Peters	54	Director
Ronald G. Steinhart	61	Director
Motokazu Yoshida	54	Director

      Roger S. Penske, 65, has served as our Chairman and Chief Executive Officer since May 3, 1999. Mr. Penske has also been Chairman of the Board and Chief Executive Officer of Penske Corporation since 1969. Penske Corporation is a privately-owned diversified transportation services company that, among other things, holds, through its subsidiaries, interests in a number of businesses. Mr. Penske has also been Chairman of the Board of Penske Truck Leasing Corporation since 1982. Mr. Penske serves as Vice Chairman of the Board of International Speedway Corporation and is also a member of the Boards of Directors of General Electric Company, Delphi Automotive Systems Corporation, Home Depot, Inc. and CarsDirect.com, Inc. Mr. Penske is a trustee of the Henry Ford Museum and Greenfield Village, a director of Detroit Renaissance, and a member of the Business Council.

      Samuel X. DiFeo, 51, has served as President, Chief Operating Officer and a director since February 1998. Mr. DiFeo also served as Executive Vice President of some of our subsidiaries whose assets were formerly owned by Mr. DiFeo and members of his family from October 1992 to January 1998.

      James R. Davidson, 56, has served as our Executive Vice President — Finance since May 3, 1999, served as our Executive Vice President — Accounting and Treasurer from August 1997 to May 1999 and served as our Senior Vice President — Finance from February 1997 to August 1997. Prior to joining us, Mr. Davidson was an audit partner for Ernst & Young LLP, an accounting, financial advisory services and management consulting firm, which he joined in 1973.

      Robert H. Kurnick, Jr., 40, has served as our Executive Vice President, General Counsel, and Secretary since February 2000. Since August 1999, Mr. Kurnick has also served as Executive Vice President of Penske Corporation and General Counsel of Penske Capital. From November 1995 until January 2001, Mr. Kurnick served as Senior Vice President and General Counsel of Penske Auto Centers, Inc., which owns and operates approximately 650 automotive service centers located at Kmart stores nationwide and, from March 1996 to July 1999, Mr. Kurnick served as Senior Vice President and General Counsel of Penske Motorsports, Inc., the owner and operator of speedways throughout the United States. Mr. Kurnick also served as Assistant General Counsel of Penske Corporation from January 1995 to August 1999. Prior to joining Penske Corporation, Mr. Kurnick was a partner at the Detroit law firm of Honigman Miller Schwartz and Cohn LLP, which he joined in 1986.

      Paul H. Walters, 58, has served as our Executive Vice President — Human Resources since August 3, 1999. Since July 1997, Mr. Walters has also served as Executive Vice President — Administration of Penske

Corporation. Mr. Walters served as Senior Vice President of Detroit Diesel Corporation from August 1997 to December 2000 and Senior Vice President — Administration of Detroit Diesel Corporation from January 1988 to July 1997. Detroit Diesel Corporation was one of our affiliates through common ownership by Penske Corporation.

      Michael R. Eisenson, 46, has served as a director since December 1993. He is a Managing Director and Chief Executive Officer of Charlesbank Capital Partners LLC, a private investment firm and the successor to Harvard Private Capital Group, which he joined in 1986. Charlesbank is the investment advisor of Aeneas Venture Corporation. Mr. Eisenson is also a director of CCC Information Services Group, Inc., ImmunoGen, Inc., and Playtex Products, Inc.

      James A. Hislop, 44, has served as a director since May 3, 1999. Mr. Hislop has been President and Chief Executive Officer of Penske Capital Partners LLC since its inception in June 1997. Penske Capital is an organization formed to undertake acquisitions and strategic investments in the transportation and transportation services industry. Mr. Hislop has also served as a Managing Director in the Investment Banking Group of Merrill Lynch & Co. from 1991 to 1997 and prior to that as a Vice President in the Investment Banking Group of Merrill Lynch & Co. from 1985 to 1991. Mr. Hislop is a Director of Penske Corporation.

      Eustace W. Mita, 47, has served as a director since August 3, 1999. Mr. Mita is Executive Vice President of The Reynolds and Reynolds Company and had been General Manager of Reynolds Transformation Services since May 2000. Prior thereto, Mr. Mita served as President and Chief Executive Officer of HAC Group, LLC, an automobile training and consulting company and President of Half-A-Car II, Inc. since 1990. Mr. Mita is also a director of The Reynolds and Reynolds Company.

      Lucio A. Noto, 63, has served as a director since March 2001. Mr. Noto retired as Vice Chairman of Exxon Mobil Corporation on January 31, 2001, a position he held since the merger of Exxon and Mobil companies on November 30, 1999. Before the merger, Mr. Noto was Chairman and Chief Executive Officer of Mobil Corporation where he had been employed since 1962. Mr. Noto is a managing partner of Midstream Partners LLC, an investment company specializing in energy and transportation projects. He is also a director of International Business Machines Corporation and of the Philip Morris Companies, Inc.

      Richard J. Peters, 54, has served as a director since May 3, 1999. Mr. Peters has been the President of Penske Corporation since January 1, 2000. During 1999, Mr. Peters served as President and Chief Executive Officer of R.J. Peters & Company, LLC, a private investment company. Mr. Peters served as the Chief Executive Officer, President and Director of Penske Motorsports, Inc., the owner and operator of speedways throughout the United States, from October 1995 to July 1, 1997. Mr. Peters has also served as an officer of various subsidiaries of Penske Motorsports since 1990. Mr. Peters served as the Treasurer and Chief Financial Officer of Penske Corporation between 1988 and July 1997 and as an Executive Vice President of Penske Corporation between October 1994 and July 1997. Mr. Peters has been a member of the Board of Directors of Penske Corporation since 1990. Mr. Peters is also a Director of Intermet Corporation.

      Ronald G. Steinhart, 61, has served as a director since March 1, 2001. Mr. Steinhart served as Chairman and Chief Executive Officer, Commercial Banking Group of Bank One Corporation from December 1996 until his retirement in January 2000. From January 1995 to December 1996, Mr. Steinhart was Chairman and Chief Executive Officer of Bank One Texas, N.A. Mr. Steinhart joined Bank One in connection with the merger of Team Bank, which he founded in 1988. Mr. Steinhart also serves as a director of NCH Corporation and Carreker Corporation, as a Trustee of Prentiss Properties Trust and as a Trustee of MFS/Sun Life Series Trust.

      Motokazu Yoshida, 54, has served as a director since March 1, 2001. Mr. Yoshida also serves as a director and has been the Chief Operating Officer of the Motor Vehicles, Marine and Aerospace Group of Mitsui & Co., Ltd (Tokyo office) since June 2001. From April 2000 to June 2001, Mr. Yoshida was the operating officer of the Motor Vehicles, Marine & Aerospace Group of Mitsui & Co., Ltd. From October 1994 to April 2000 Mr. Yoshida served as General Manager of the First Motor Vehicles Division of Mitsui.

      Our officers serve at the discretion of the Board of Directors. The Board of Directors is divided into three classes serving staggered three-year terms, the term of one class to expire each year. Our directors will hold office until the Annual Meeting of Shareholders to be held in 2002 for Roger S. Penske, James A. Hislop, Lucio A. Noto and Richard J. Peters, the Annual Meeting of Shareholders to be held in 2003 for Samuel X. DiFeo, Eustace W. Mita and Ronald G. Steinhart, and the Annual Meeting of Shareholders to be held in 2004 for Michael R. Eisenson and Motokazu Yoshida.

      See Item 13. “Certain Relationships And Related Transactions — Recapitalization Agreements — Stockholders Agreement” for a description of an agreement relating to the election of our directors and an agreement relating to the election of Roger Penske as our Chairman of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes of ownership with the Commission and the New York Stock Exchange. Executive officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on our review of the copies of the Section 16(a) forms furnished to us and representations from our executive officers, directors and greater than 10% beneficial owners, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% owners were complied with during 2001, except that Eustace W. Mita filed one Form 4, reporting one transaction, late and Penske Corporation filed one Form 4, reporting one transaction, late.

Item 11.     Executive Compensation

Summary Compensation Table

      The following table contains information concerning annual and long-term compensation of each individual who served as our chief executive officer during 2001 and each of our other most highly compensated executive officers who served as one of our executive officers during 2001 for services rendered in all capacities during 2001, 2000 and 1999.

SUMMARY COMPENSATION TABLE

					Long Term
					Compensation
	Annual Compensation				Awards

					Securities
				Other Annual	Underlying
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)	Options(#)

Roger S. Penske	2001	—	1,000,000	—	15,000
Chairman of the Board and	2000	—	—	—	25,000
Chief Executive Officer	1999	—	—	—	400,000
Samuel X. DiFeo	2001	400,000	250,000	—	15,000
President and Chief	2000	500,000	—	—	25,000
Operating Officer	1999	360,000	200,000	—	120,000
James R. Davidson	2001	400,000	150,000	—	10,000
Executive Vice President —	2000	400,000	100,000	—	10,000
Finance	1999	400,000	100,000	—	50,000
Robert H. Kurnick, Jr.	2001	—	—	—	7,500
Executive Vice President,	2000	—	—	57,000 (1)	5,000
General Counsel and Secretary	1999	—	—	—	—
Paul H. Walters	2001	—	—	—	7,500
Executive Vice President — Human	2000	—	—	—	5,000
Resources	1999	—	—	—	—

(1)	Reflects the payment of a country club membership on behalf of Mr. Kurnick.

Option Grants in 2001

      The following table sets forth information concerning individual grants of options to purchase common stock made during 2001 to our executive officers listed in the Summary Compensation Table above.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable
		Percent of			Value at Assumed
	Number of	Total Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees in	Exercise or		Option Term(1)
	Options	Fiscal Year	Base Price	Expiration
Name	Granted(#)	2001	($/Share)	Date	5%($)	10%($)

Roger S. Penske(2)	15,000	3.4%	$10.04	2/28/11	$94,712	$240,018
Samuel X. DiFeo(2)	15,000	3.4%	$10.04	2/28/11	$94,712	$240,018
James R. Davidson(2)	10,000	2.1%	$10.04	2/28/11	$63,141	$160,012
Robert H. Kurnick, Jr.(2)	7,500	1.6%	$10.04	2/28/11	$47,356	$120,009
Paul H. Walters(2)	7,500	1.6%	$10.04	2/28/11	$47,356	$120,009

(1)	Amounts reflect the assumed rates of appreciation set forth in the Commission’s executive compensation disclosure rules. Actual gains, if any, on stock option exercises will depend on future performance of the common stock. The amounts reflected in these columns might not be achieved. The values in these columns are based upon the fact that the fair market value of the common stock on the date of grant of each option was equal to the exercise price of the option.

(2)	Options were granted on February 28, 2001. The options vest and become exercisable in three equal annual installments beginning on February 28, 2002.

Aggregated Option Exercises in 2001 and Year-End Option Values

      The following table sets forth information concerning options to purchase common stock exercised by our executive officers listed in the Summary Compensation Table above during 2001 and the number and value of options held by them on December 31, 2001. None of our executive officers listed in the Summary Compensation Table above exercised Options during 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

	Number of Securities
	Underlying Unexercised		Value of Unexercised In
	Options at Fiscal		the Money Options at
	Year End(#)		Fiscal Year End($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Roger S. Penske	275,000	165,000	4,349,833	2,612,217
Samuel X. DiFeo	248,333	31,667	3,391,033	504,217
James R. Davidson	45,333	54,667	619,348	895,747
Robert H. Kurnick, Jr	1,667	10,833	27,767	171,808
Paul H. Walters	1,667	10,833	27,767	171,808

(1)	The closing price of our common stock on December 31, 2001 (the last trading day in 2001) was $25.81.

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements

      We entered into a letter agreement with Samuel DiFeo in August 1999. Pursuant to this agreement, Mr. DiFeo agreed to serve as our President through December 31, 1999, subject to our right to extend his service as President through December 31, 2000, at a salary of at least $0.5 million per year. Under the agreement, all of Mr. DiFeo’s stock options outstanding as of the date of the agreement immediately vested. If Mr. DiFeo’s employment is terminated as a result of death, Mr. DiFeo’s estate is entitled to receive, among other things, a cash payment of $0.8 million. We have extended Mr. DiFeo’s service.

      In addition, we have agreed to retain Mr. DiFeo as a consultant when

•	Mr. DiFeo’s letter agreement expires,

•	Mr. DiFeo resigns after a change in control or Mr. DiFeo’s employment is terminated within six months after a change of control,

•	several other events resulting in Mr. DiFeo’s involuntary retirement under his letter agreement occur, and

•	Mr. DiFeo’s employment terminates without cause or for permanent disability under his letter agreement (in which event he will receive his salary and other compensation through the end of the term of his letter agreement and will become subject to the consulting agreement immediately after the term of his letter agreement).

The consulting agreement would continue for a period of 24 months, and may be extended for an additional year at our option. It provides for compensation of $0.4 million per year, plus use of an automobile, reimbursement of expenses and other health benefits. The agreement prohibits Mr. DiFeo from seeking or obtaining employment in the automotive industry while the consulting agreement is in effect.

Compensation Of Directors

      We have established a Non-Employee Director Compensation Plan to compensate our directors who are not our paid employees, who we call “Outside Directors”. Pursuant to the Non-Employee Director Compensation Plan, each Outside Director receives an annual retainer of $40,000. These fees are payable, at the option of each Outside Director, in cash or in common stock at the current market price. Each Outside Director is also entitled to the use of one of our vehicles. All directors are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the Board of Directors or its committees. As of December 31, 2001, we had seven Outside Directors and two employee directors. In accordance with the internal policies of their employers, some of our directors assign their director compensation to the organizations that employ them or they waive the payment of the fee entirely. Directors who are also our or our subsidiaries’ employees receive no cash compensation for serving as directors or as members of Board committees. In February 2001, Roger Penske and Samuel DiFeo were each granted options to purchase 15,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant.

Compensation Committee Interlocks And Insider Participation

      Before May 2001, our Compensation Committee consisted of Donald J. Hoffman, Jr., Roger S. Penske, James A. Hislop and Richard J. Peters. From May 2001 until December 2001, our Compensation Committee consisted of Donald J. Hoffman, Jr., James A. Hislop and Lucio A. Noto. From December 2001 until January 31, 2002, our Compensation Committee consisted of Donald J. Hoffman, Jr., Lucio A. Noto and Motokazu Yoshida. Mr. Hoffman resigned from the Board of Directors on January 31, 2002, and the Compensation Committee is now comprised of Lucio A. Noto and Motokazu Yoshida.

      Mr. Penske is our Chairman of the Board and Chief Executive Officer.

      Messrs. Penske, Hislop and Peters each has direct and indirect interests in International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (the “Purchasers”). During 1999 the Purchasers entered into a purchase agreement and registration rights agreement with us. During 1999 the Purchasers also entered into a stockholders agreement with Trace International Holdings, Inc., which is affiliated with Marshall Cogan (our former Chairman of the Board and Chief Executive Officers and one of our former directors), AIF II, L.P., which is affiliated with John J. Hannan (one of our former directors), and

Aeneas Venture Corporation, which is affiliated with Michael R. Eisenson (one of our directors). See Item 13 “Certain Relationships and Related Transactions — Recapitalization Agreements.”

      Mr. Penske is Chairman and the Chief Executive Officer of Penske Corporation, Mr. Peters is the President and a director of Penske Corporation and Mr. Hislop is a director of Penske Corporation. See Item 13 “Certain Relationships and Related Transactions — Other Transactions” for a description of fees we paid to Penske Corporation and its affiliates for services rendered in the ordinary course of business, including lease payments to one of its wholly-owned subsidiaries.

      See Item 13 “Certain Relationships and Related Transactions — Other Transactions” for a description of operating agreements we have entered into with Roger S. Penske, Jr., the son of Roger S. Penske, and with Lucio A. Noto.

      Mr. Penske serves on Penske Corporation’s Compensation Committees and on our Compensation Committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information with respect to the beneficial ownership of our voting common stock as of February 25, 2002 by (1) each person known to us to own more than five percent of our voting common stock, (2) each of our directors, (3) each of our executive officers and (4) all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Applicable percentage of ownership is based on 27,589,020 shares of common stock outstanding (28,695,133 including non-voting common stock outstanding). Unless otherwise indicated, each person identified in the table below has sole voting and dispositive power with respect to the common stock beneficially owned by that person.

	Shares Beneficially
	Owned(1)

Beneficial Owner	Number	Percent

Penske Capital Partners, L.L.C.(2)(3) One Harmon Plaza, Ninth Floor Secaucus, NJ 07094	14,464,452	37.93%
Aeneas Venture Corporation(3)(4) c/o Charlesbank Capital Partners, LLC 600 Atlantic Avenue Boston, MA 02210	2,675,456	9.70%
Penske Corporation(2)(3)(5) 13400 Outer Drive West Detroit, Michigan 48239	15,822,068	50.28%
J.P. Morgan (BHCA), L.P.(6) c/o J.P. Morgan Partners, L.L.C 1221 Avenue of the Americas New York, New York 10020	5,925,197	18.20%
Virginia Surety Company, Inc.(7) c/o AON Advisors, Inc. 200 East Randolph Drive Chicago, Illinois 60606	2,614,058	8.92%
Samuel X. DiFeo(8)	387,867	1.39%
Michael R. Eisenson(9)	2,675,456	9.70%
James A. Hislop(10)	14,514,452	38.06%
Lucio A. Noto	1,000	*
Roger S. Penske(11)	24,801,990	64.29%
Richard J. Peters	6,000	*

	Shares Beneficially
	Owned(1)

Beneficial Owner	Number	Percent

Eustace W. Mita	308,000	*
Ronald G. Steinhart	7,250	*
Motokazu Yoshida(12)	1,302,326	4.62%
James R. Davidson(13)	66,020	*
Robert H. Kurnick, Jr.(14)	7,833	*
Paul H. Walters(14)	5,853	*
All directors and executive officers as a group ((14) persons)	29,620,595	76.06%

*	Less than 1%

(1)	Pursuant to the regulations of the SEC, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares. Each person is deemed to be the beneficial owner of securities which may be acquired within sixty days through the exercise of options, warrants, and rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person. However, any such shares are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person, except as noted.

(2)	Based on the Schedule 13D (Amendment No. 10) filed on August 7, 2001, Penske Capital has voting power with respect to 14,464,452 shares of common stock, including 11,278,410 shares of common stock held by International Motor Cars Group I, L.L.C. (“IMCG-I”) and 3,186,042 shares of common stock held by International Motor Cars Group II, L.L.C. (“IMCG-II”), in each case subject to the terms of the Second Amended and Restated Stockholders Agreement among various of our stockholders and us, dated as of February 22, 2002 (the “Stockholders Agreement”). Penske Capital’s beneficial ownership consists of 8,794.171 shares of Series A Convertible Preferred Stock, which are convertible into 8,794,171 shares of common stock; 648.588 shares of Series B Convertible Preferred Stock, which are convertible into 648.588 shares of Series A Convertible Preferred Stock (unless it would cause a regulatory problem) or 648,588 shares of non-voting or voting common stock, as the case may be; 3,915,580 shares of voting common stock; and 1,106,113 shares of non-voting common stock. Penske Capital is the managing member of each of International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. The managing members of Penske Capital are Roger Penske and James A. Hislop. The actual number of shares beneficially owned by Penske Capital may be increased upon conversion of preferred stock into common stock if dividends are accrued but unpaid at the time of conversion. Penske Capital is obligated to cause IMCG-I and IMCG-II to make special distributions to each of their members in connection with the sale of those securities by the members. Equity securities that will be distributed to the non-managing members of IMCG-I and IMCG-II will be sold in our proposed public offering. The non-managing members of IMCG-I are J.P. Morgan Partners (BHCA), L.P. (“JPMP”) and Virginia Surety Company, Inc. (“AON”). The non-managing member of IMCG-II is JPMP. See Notes (6) and (7) below. Penske Capital is the managing member of IMCG-I and of IMCG-II. Pursuant to an amendment to the Operating Agreements of IMCG-I and IMCG-II in February 2002, IMCG-I and IMCG-II are obligated to distribute from time to time up to 5,925,197 shares of common stock when such shares are sold by JPMP and up to 2,614,058 shares of common stock when such shares are sold by AON. Before such distribution, Penske Capital, as the managing member of IMCG-I and IMCG-II, retains the right to vote all of the equity securities held by IMCG-I and IMCG-II.

(3)	Penske Capital, IMCG-I, IMCG-II, Mitsui, JPMP, VSC and Aeneas Venture Corporation each disclaim beneficial ownership of the shares owned by the others that may be deemed to exist pursuant to the Stockholders Agreement.

(4)	Based on the Schedule 13D (Amendment No. 3) filed on February 14, 2002 by Charlesbank Capital Partners, LLC. Aeneas Venture Corporation, a title holding company for the endowment fund of

Harvard University, is the direct beneficial owner of the common stock. Charlesbank Capital Partners, the investment advisor for Aeneas Venture Corporation, is the indirect beneficial owner of the common stock. Charlesbank has sole power to vote and sole power to dispose of such shares, subject to the terms of the Stockholders Agreement. Harvard has full discretion to direct the receipt of dividends, if any, received from the shares of common stock.

(5)	Based on the Schedule 13D (Amendment No. 10) filed on August 7, 2001, Penske Corporation is the direct beneficial owner of 9,896,871 shares of common stock. Penske Corporation has sole power to vote and sole power to dispose of such shares. In addition, Penske Corporation has beneficial ownership of 5,925,196 shares which are held by Penske Capital Partners.

(6)	J.P. Morgan (BHCA), L.P. (“JPMP”) is a non-managing member of IMCG-I and the non-managing member of IMCG-II. Pursuant to an amendment to the Operating Agreements of IMCG-I and IMCG-II in February 2002, IMCG-I and IMCG-II are obligated to distribute from time to time shares of common stock held by IMCG-I and IMCG-II on behalf of JPMP when such shares are sold by JPMP. Before such distribution, IMCG-I and IMCG-II retain the right to vote all of the equity securities held by IMCG-I and IMCG-II on JPMP’s behalf. The shares beneficially owned by JPMP through IMCG-I and IMCG-II prior to our proposed equity offering consist of 3,226.016 shares of Series A convertible preferred stock, which are convertible into 3,226,016 shares of common stock; 642.10161 shares of Series B convertible preferred stock, which are convertible into 642,102 shares of common stock; 1,095,052 shares of non-voting common stock, which are convertible into 1,095,052 shares of common stock; and 962,027 shares of common stock. The 1,230,152 shares to be sold in our proposed equity offering consist of the shares received upon conversion of 1,230.152 shares of Series A convertible preferred stock.

(7)	Virginia Surety Company, Inc. (“AON”) is a non-managing member of IMCG-I. Pursuant to an amendment to the Operating Agreement of IMCG-I in February 2002, IMCG-I is obligated to distribute from time to time shares of common stock held by IMCG-I on behalf of AON when such shares are sold by AON. Before such distribution, IMCG-I retains the sole power to vote all of the equity securities held by IMCG-I on AON’s behalf. The shares beneficially owned by AON through IMCG-I prior to our proposed equity offering consist of 1,706.52263 shares of Series A convertible preferred stock, which are convertible into 1,706,523 shares to common stock; and 907,535 shares of common stock. The 542,715 shares to be sold in our proposed equity offering consist of the shares received upon conversion of 542.715 shares of Series A convertible preferred stock.

(8)	Includes options to purchase 281,667 shares of common stock that are exercisable within 60 days of February 25, 2002.

(9)	Represents the shares held by Aeneas. Mr. Eisenson is the Managing Director and Chief Executive Officer of Charlesbank, the investment advisor of Aeneas. Mr. Eisenson disclaims beneficial ownership of all shares held by Aeneas.

(10)	Includes the 14,464,452 shares deemed to be beneficially owned by Penske Capital. Mr. Hislop is a managing member of Penske Capital. Mr. Hislop disclaims beneficial ownership of the shares beneficially owned by Penske Capital.

(11)	Includes the 14,464,452 shares deemed to be beneficially owned by Penske Capital, for which shares Mr. Penske may be deemed to have shared voting and shared dispositive power, 9,896,871 shares deemed to be beneficially owned by Penske Corporation, for which shares Mr. Penske may be deemed to have shared voting and shared dispositive power, and options to purchase 421,667 shares, for which shares Mr. Penske holds sole voting and dispositive power. Mr. Penske is a managing member of Penske Capital and the Chairman and Chief Executive Officer of Penske Corporation. Mr. Penske disclaims beneficial ownership of the shares beneficially owned by Penske Capital and Penske Corporation.

(12)	Represents the shares held by Mitsui. Mr. Yoshida is the nominee of Mitsui to our board of directors and serves as the Chief Operating Officer, Motor Vehicles, Marine and Aerospace Group of Mitsui. Subject to the Stockholders Agreement, Mitsui has sole voting and dispositive power with respect to the common stock. Mr. Yoshida disclaims beneficial ownership of the shares held by Mitsui.

(13)	Includes 62,000 shares issuable upon the exercise of options that are vested and exercisable within 60 days and 500 shares held by Mr. Davidson’s wife. Mr. Davidson disclaims beneficial ownership of all shares held by his wife.

(14)	Includes 5,833 shares issuable upon the exercise of options that are vested and exercisable within 60 days.

Item 13.     Certain Relationships and Related Transactions

Recapitalization Agreements

      Purchase Agreement. In April 1999 we entered into a purchase agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (collectively, the “Purchasers”). In connection with the agreement, the Purchasers paid $83.0 million in May 1999 and August 1999 in exchange for (a) 7,903.124 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, (b) 396.876 shares of our Series B Convertible Preferred Stock, par value $0.0001 per share, (c) warrants to purchase 3,898,665 shares of our common stock, par value $0.0001 per share, and (d) warrants to purchase 1,101,335 shares of our non-voting common stock, par value $0.0001 per share. The Series A Preferred Stock is convertible into 7,903,124 shares of common stock and the Series B Preferred Stock is convertible into 396,876 shares of non-voting common stock. All of the warrants were exercisable at a price of $12.50 per share for thirty months after August 1999 and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the warrants and as a result of our issuance of 1,302,326 shares of common stock to Mitsui in February 2001 at $10.75 per share (the “Mitsui Transaction”) (a) the warrants to purchase 3,898,665 shares of our common stock were increased to 3,915,580 shares, and (b) the warrants to purchase 1,101,335 shares of our non-voting common stock were increased to 1,106,113 shares. In addition, as a result of the Mitsui Transaction the warrants became exercisable at a price of $12.45 per share for thirty months after August 1999. In February 2002, the Purchasers exercised the warrants for $62.5 million. As a result, we issued 3,915,580 shares of common stock and 1,106,113 shares of non-voting common stock. The proceeds of the warrant exercise were used to pay down indebtedness.

      The shares of Series A Preferred Stock and Series B Preferred Stock entitle the Purchasers to dividends at a rate of 6.5% per year. Dividends were payable in kind for the first two years. In accordance with the certificates of designation governing the Series A Preferred Stock and the Series B Preferred Stock, the Board of Directors declared and paid to the Purchasers

•	in February 2000, a pay-in-kind dividend consisting of 220.622 shares of Series A Preferred Stock and 62.324 shares of Series B Preferred Stock representing accrued and unpaid dividends through December 31, 1999,

•	in October 2000, a pay-in-kind dividend consisting of 217.5032 shares of Series A Preferred Stock and 61.44254 shares of Series B Preferred Stock representing accrued and unpaid dividends through June 30, 2000,

•	in March 2001, a pay-in-kind dividend consisting of 224.572 shares of Series A Preferred Stock and 63.4394 shares of Series B Preferred Stock representing accrued and unpaid dividends through December 31, 2000,

•	in August 2001, a pay-in-kind dividend consisting of 201.9554 shares of Series A Preferred Stock and 57.0505 shares of Series B Preferred Stock representing accrued and unpaid dividends through June 30, 2001, and a cash dividend of $383,660 representing accrued and unpaid dividends through June 30, 2000,

•	in December 2001, a pay-in-kind dividend consisting of 26.3936 shares of Series A Preferred Stock and 7.4559 shares of Series B Preferred Stock, and

•	in February 2002, a cash dividend of $2,719,400 representing accrued and unpaid dividends through December 31, 2001,

in respect of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock. Such shares are convertible into an aggregate of 662,697.2 shares of Common Stock and 187,205.94 shares of Non-Voting Common Stock, respectively.

      Roger Penske, our Chairman of the Board and Chief Executive Officer, is a managing member of Penske Capital, and Penske Capital controls each of International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. Mr. Penske is also Chairman of the Board and Chief Executive Officer of Penske Corporation, which holds an interest in Penske Capital. James A. Hislop, one of our directors, is the President and Chief Executive Officer and a managing member of Penske Capital and a director of Penske Corporation. Richard Peters, one of our directors, is a director and president of Penske Corporation. Donald J. Hofmann, Jr., one of our directors until January 31, 2002, served as a director of Penske Corporation for a portion of 2000 and is a general partner of J.P. Morgan (BHCA), L.P., which has a membership interest in each of the Purchasers. As a result, Messrs. Penske, Hislop, Peters and Hofmann each have indirect interests in the Purchasers.

      Stockholders Agreement. On May 3, 1999 we entered into a stockholders agreement with the Purchasers and Trace International Holdings, Inc., AIF II, L.P. and Aeneas Venture Corporation. As a result of the Mitsui Transaction, the stockholders agreement was amended and restated in February 2001. On February 22, 2002, we entered into a second amended and restated stockholders agreement (superseding the May 3, 1999 and February 28, 2001 stockholders agreements) with Aeneas Venture Corporation (“Harvard”), International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (the “PCP Entities”), Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (together, “Mitsui”), Penske Corporation, Penske Automotive Holdings Corp., and Penske Capital Partners, L.L.C. (together, “Penske”), J.P. Morgan Partners (BHCA), L.P. (“JPMP”) (as to certain sections only) and Virginia Surety Company, Inc. (“AON”) (as to certain sections only). Each of Harvard, the PCP Entities, Mitsui and Penske are referred to in this section as the “Significant Stockholders.” As amended and restated, we refer to this agreement in this report as the “Stockholder’s Agreement”.

      Pursuant to the Stockholders Agreement, the Significant Stockholders have agreed to vote their shares of common stock to elect Roger S. Penske, four additional persons nominated by the PCP Entities, one person nominated by Mitsui and three independent persons as our directors. The PCP Entities’ nominees to the board of directors are Richard J. Peters, James A. Hislop and Eustice W. Mita. Motokazu Yoshida is the nominee to the board of directors by Mitsui. The Significant Stockholders have also agreed to use their reasonable best efforts to have the Compensation Committee of the board of directors consist of Roger S. Penske, one additional designee of the PCP Entities and two independent directors.

      If the beneficial ownership in us of the PCP Entities and Penske is reduced below 20%, the number of designees of the PCP Entities will be reduced by one for each 2.5% decrease in beneficial ownership. In addition, the right of the PCP Entities to designate directors will be suspended when the beneficial ownership in us of the PCP Entities is reduced below 10%. The right of Mitsui to designate a director will be suspended when Mitsui’s beneficial ownership is reduced to below 2.5%. If the right of the PCP Entities or Mitsui to nominate directors is reduced, the Significant Stockholders must use their reasonable best efforts to have the successors to those directors both be selected by a majority of the remaining directors, excluding the director whose position is no longer entitled to be designated by Mitsui or the PCP Entities, and not be affiliates of the PCP Entities. These provisions regarding board membership terminate in February 2005.

      The Significant Stockholders also agreed, until December 14, 2003, among other things, not to acquire or seek to acquire any of our capital stock or assets, enter into or propose a business combination involving us or our affiliates, participate in a proxy contest with respect to us or initiate or propose any stockholder proposals with respect to us or our affiliates. Notwithstanding the prior sentence, the stockholders agreement permits

•	any transaction by a Significant Stockholder approved by either a majority of non-affiliated members of the board of directors or a majority of non-affiliated stockholders,

•	in the case of Mitsui or Harvard, the acquisition of securities if, after giving effect to such acquisition, the beneficial ownership of such party in us is less than or equal to 49% and, in the case of the PCP Entities, is less then or equal to 65%,

•	the granting by the board of directors of options to affiliates of the PCP Entities or the Significant Stockholders,

•	the exercise of stock options, or

•	any transaction contemplated by, or in furtherance of, the regulatory side letter, the registration rights agreement dated February 22, 2002 or the stockholders agreement.

      The PCP Entities and Penske agreed that if, prior to February 1, 2005, they transfer any shares, other than to certain permitted transferees or affiliates, or at the direction of JPMP or AON or to Penske Capital Partners, L.L.C., they transferred any restricted securities prior to February 1, 2005, JPMP, AON, Mitsui and Harvard would be entitled to tag along in any such transfer.

      Until January 31, 2003, JPMP agrees to hold, either directly or through the PCP Entities, shares of Series A preferred stock, Series B preferred stock or common stock representing at least 3,122,419 shares of common stock and AON agrees to hold, either directly or through the PCP Entities, shares of Series A preferred stock or common stock representing at least 1,377,551 shares of common stock (the “Standstill Shares”). If Penske requests, JPMP must use reasonable efforts to convert its Standstill Shares which represent non-voting capital stock into voting capital stock, if this conversion would not cause a violation of any rules or regulations. Until after May 1, 2002, neither JPMP nor AON may transfer shares of common stock, except to permitted transferees and affiliates and as contemplated by the February 22, 2002 registration rights agreement or in a private sale. If at any time before January 31, 2003, Penske or its affiliates have transferred in excess of 500,000 shares of common stock on an as-converted basis, the restrictions on JPMP and AON’s ability to transfer shares described above would terminate. Penske and its affiliates (other than the Company) agreed that prior to August 1, 2003 they would not transfer their restricted securities in connection with the Company’s first primary public offering of securities which includes a secondary sale component (which would include the offering of the common stock offered pursuant to our proposed equity offering). Penske and its affiliates also agreed not to transfer such securities prior to August 1, 2003 or under Rule 144 of the Act through May 1, 2002. In addition, after February 1, 2003 but before February 1, 2005, if JPMP or AON wants to transfer its Standstill Shares (other than to certain permitted transferees or affiliates), Penske Corporation has a right of first offer to purchase the Standstill Shares.

      The PCP Entities agreed to cause Roger S. Penske to serve as the chairman of the board of directors and chief executive officer until August 3, 2002. However, this obligation will cease if directors designated by the PCP Entities no longer constitute a majority of the Board of Directors as a result of a decrease in share ownership by the PCP Entities.

      Registration Rights Agreements. In October 1993 we entered into a registration rights agreement with Harvard and others. Stockholders under this agreement received certain demand and piggyback registration rights in connection with the registration of our capital stock.

      On May 3, 1999 we and the PCP Entities entered into a registration rights agreement and on December 22, 2000, we and Penske Automotive Holdings Corp., a subsidiary of Penske Corporation, entered into a registration rights agreement. Pursuant to the agreements, the PCP Entities and Penske Corporation each may require us on three occasions to register all or part of their common stock. Other of our stockholders who are entitled to include securities in any registration demanded by the PCP Entities or Penske Corporation may do so but the securities of the other stockholders will be excluded in the event that market factors require a limitation on the number of shares to be included. The PCP Entities and Penske Corporation are also entitled to request inclusion of all or any part of their common stock in any registration of securities by us on Forms S-1, S-2 or S-3 under the Securities Act.

      On February 22, 2002, we and Mitsui entered into an amended and restated registration rights agreement, which superseded a registration rights agreement dated February 28, 2001. Pursuant to the agreement, if we propose to register any of the Penske Corporation or PCP Entities registrable securities as a result of a demand pursuant to the Penske registration rights agreements (other than a demand to sell securities held by the PCP Entities on behalf of JPMP or AON), Mitsui is entitled to request inclusion of all or any part of its common stock in any registration of securities by us on Form S-1, S-2 or S-3 under the Securities Act.

      In addition, on February 22, 2002, we entered into a registration rights agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C., JPMP and AON. Pursuant to the agreement, we are required to have declared effective a shelf registration statement covering approximately 3,714,731 (including 1,448,323 beneficially owned by Harvard) of their shares on or prior to the 90th day following the effective date of the registration statement relating to our concurrent public offering of equity securities. In addition, we are also required to file an additional shelf registration statement registering an additional 4,500,000 shares of common stock for the benefit of the selling stockholders in our proposed public offering of equity securities and declared effective by February 1, 2003. We also granted certain piggyback registration rights to the stockholders. As part of this agreement, JPMP and AON agreed not to sell 4,500,000 shares of common stock for one year following execution of the agreement. JPMP and AON have agreed to lockup agreements with the underwriters in our proposed equity offering which will restrict the sale of all shares of common stock owned by them for 90 days from the effective date of the registration statement relating to our proposed equity offering.

      From time to time we have entered into other registration rights agreements pursuant to which we have granted piggyback rights and, on occasion, demand rights. We do not believe the number of shares covered by these additional agreements is significant.

      We have agreed to pay all expenses (subject to some limitations) incident to the registration and disposition of the securities registered pursuant to the registration rights agreements (other than underwriting discounts and commissions in respect thereof). Pursuant to these agreements, in our proposed public offering of equity securities, we propose to register 3,000,000 shares of common stock for sale by Aeneas Venture Corporation and two members of the Purchasers, J.P. Morgan Partners (BHCA), L.P. and Virginia Surety Company, Inc.

      Cogan Agreements. On April 12, 1999, we and Marshall S. Cogan entered into an agreement pursuant to which Mr. Cogan resigned as our Chief Executive Officer. The agreement provides that Mr. Cogan may not compete with us in the continental United States, Puerto Rico or any other geographical area where we or any of our subsidiaries is doing or specifically intends to do business. Mr. Cogan is also prohibited from disclosing our proprietary information and from enticing away any of our or our subsidiaries’ employees. These covenants are effective until December 31, 2005, except for the requirement to hold our proprietary information in confidence, which continues in effect without limitation.

      Mr. Cogan also agreed, until May 3, 2002, not to acquire any of our capital stock or assets, enter into a business combination involving us or our affiliates, participate in a proxy contest with respect to us or initiate or propose any stockholder proposals with respect to us or our affiliates, among other things. This agreement is subject to a number of exceptions and does not prohibit Mr. Cogan from taking any of these actions if the transaction is approved by a majority of the directors not affiliated with Trace or a majority of our stockholders other than Trace.

      We agreed to pay Mr. Cogan his current base salary until December 31, 1999 and thereafter $0.8 million per year until December 31, 2005. We also agreed to pay Mr. Cogan a cash payment of $0.3 million and fully vested options to purchase 400,000 shares of common stock at an exercise price of $10.00 per share. In addition, we agreed to pay to Mr. Cogan 25% of any compensation or bonus directly or indirectly paid by us to or applied for Mr. Penske through December 31, 2005 in cash, stock, options, warrants or other remuneration, other than the initial grant of 400,000 options to Mr. Penske. If we default in making these payments, Mr. Cogan will be entitled to accelerate and demand the immediate payment of all remaining amounts due to him under the agreement.

      In January 2000, in accordance with the above provisions, we entered into a stock option agreement with Mr. Cogan pursuant to which we awarded Mr. Cogan options to purchase 25,000 shares of common stock at an exercise price of $9.75 per share. In February 2001, also in accordance with the above provisions, we entered into a stock option agreement with Mr. Cogan pursuant to which we awarded Mr. Cogan options to purchase 4,500 shares of common stock at an exercise price of $10.04 per share.

      In April 2001, we entered into an agreement with Mr. Cogan amending his non-compete agreement and providing for the payment to him of $4.0 million. Upon execution of the agreement, in addition to the $4.0 million payment, all options issued to Mr. Cogan which had not yet vested were fully vested. Mr. Cogan resigned from the Board of Directors in April 2001.

      Penske Option Agreement. On August 3, 1999, in accordance with the terms of the Stockholders Agreement, we entered into a stock option agreement with Roger Penske, our Chairman of the Board and Chief Executive Officer, pursuant to which we awarded Mr. Penske options to purchase 400,000 shares of common stock at an exercise price of $10.00 per share. Such options will vest in equal installments over a three year period beginning May 3, 2000 so long as Mr. Penske continues to serve as Chairman of the Board. In the event of a Change of Control, the options will become immediately and fully vested and exercisable. If we terminate Mr. Penske’s service as Chairman of the Board for cause or if Mr. Penske terminates his service as Chairman of the Board other than for good reason prior to May 3, 2002, then the unvested portion of the option as of the date of such termination shall expire. If we terminate Mr. Penske’s service as Chairman of the Board other than for cause or if Mr. Penske terminates his service as Chairman of the Board for good reason prior to May 3, 2002, the unexercised portion of the option as of such date shall become immediately and fully vested and exercisable, unless at such time a majority of the members of our Board of Directors are designated by Penske Capital. Under the stock option agreement with Mr. Penske, options to purchase 133,333 shares of common stock vested on May 3, 2000 and options to purchase an additional 133,333 shares of common stock vested on May 3, 2001.

      CarsDirect.com. In May 2000, we, along with Penske Automotive Group, Inc., an automobile dealership company controlled by Roger S. Penske, entered into an Operating Agreement with CarsDirect.com, Inc. whereby Penske Automotive Group and we supply vehicles to CarsDirect.com at pre-negotiated prices through Penske Automotive Group’s and our respective franchised vehicle dealers. During the term of the Operating Agreement, CarsDirect.com will offer the franchised vehicle dealers of Penske Automotive Group or United Auto Group with the closest geographic proximity to the customer the first opportunity to supply the vehicle purchased through their website. In addition, Penske Automotive Group and we separately provide CarsDirect.com with daily vehicle inventory information.

      As consideration for entering into the Operating Agreement, CarsDirect.com granted to Penske Automotive Group and us warrants to purchase 3,650,000 shares of Series D Preferred Stock of CarsDirect.com at a per share purchase price of $15.76, which vest and become exercisable annually based upon certain sales milestones under the Operating Agreement. We and Penske Automotive Group have agreed to allocate the Warrants after they vest in proportion to our relative sales to CarsDirect.com under the Operating Agreement.

Other Transactions

      From time to time, we pay and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, including rents paid to AGR, as described below. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is the Chairman of the Board and Chief Executive Officer of Penske Corporation. We believe that the payments relating to these transactions are on terms at least as favorable as those that could be obtained from an unrelated third party. Aggregate payments relating to such transactions amounted to $9.8 million in 2000.

      We are currently a tenant under a number of non-cancelable lease agreements with Samuel X. DiFeo and members of his family. Mr. DiFeo is our President and Chief Operating Officer and one of our directors. During Fiscal 2001 we paid $2.9 million to Mr. DiFeo and his family under these lease agreements. We believe that the terms of these transactions are no less favorable than the terms available from unaffiliated third parties negotiated on an arm’s length basis.

      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC., or “AGR”. AGR is a wholly-owned subsidiary of Penske Corporation. During Fiscal 2001, we paid $5.8 million to AGR under these lease agreements. In addition, in Fiscal 2001 we sold AGR real property and improvements for $20.9 million which were subsequently leased by AGR to us. The sale of each parcel of property was valued at a price which was either independently confirmed by a third party appraiser or at the price for which we purchased the property from an independent third party. We believe that the terms of these transactions are no less favorable than the terms available from unaffiliated third parties negotiated on an arm’s length basis.

      We are also party to operating agreements with Roger S. Penske, Jr., the son of Roger S. Penske, our Chairman of the Board and Chief Executive Officer, reflecting

•	the ownership by Mr. Penske, Jr. of 10% of HBL, LLC and the ownership by us of the remaining 90% of HBL, LLC, and

•	the ownership by Mr. Penske, Jr. of 4.7% of United Auto do Brasil, Ltda. and by us of 90.6% of United Auto do Brasil, Ltda.

In 2001, Mr. Penske, Jr. contributed approximately $7.2 million for his 10% interest in HBL, LLC and we contributed $65.1 million for our 90% interest in HBL, LLC. In 2000, we contributed approximately $3.6 million for our 90.6% interest in United Auto do Brasil, Ltda. and Mr. Penske, Jr. contributed approximately $0.2 million for his 4.7% interest in United Auto do Brasil, Ltda. Before December 31, 2001, Mr. Penske, Jr. owned 20% of UAG Cerritos, LLC. On December 31, 2001, we purchased Mr. Penske, Jr.’s 20% interest in UAG Cerritos, LLC for $1.8 million. From time to time we provide these subsidiaries with working capital and other debt financing at costs that are comparable to the costs charged by us to our other subsidiaries.

      We have previously agreed to enter into an operating agreement with Lucio A. Noto, one of our directors, which provides that an entity in which Mr. Noto has an interest will own 20% of UAG Connecticut, LLC. We will own the remaining 80% of UAG Connecticut, LLC. We purchased the operating assets (excluding real property) of UAG Connecticut, LLC in October 2000 for approximately $26.8 million. Mr. Noto’s entity will pay approximately $5.4 million for its 20% interest in UAG Connecticut, LLC which represents 20% of the consideration we paid inclusive of assets acquired and goodwill paid. The payment will be made as follows: $1.2 million upon closing and the remaining $4.2 million in quarterly payments over twenty years at an interest rate equal to LIBOR plus 2.25%. The payments due will be offset from permitted periodic cash distributions to Mr. Noto’s entity by UAG Connecticut, LLC. This transaction is subject to approval by the manufacturers.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements

      The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

      We filed the following Current Reports on Form 8-K during the three month period ended December 31, 2001:

1.	October 10, 2001, reporting under Items 7 and 9 (announcement of a conference call discussing financial results for the third quarter).

2.	October 24, 2001, reporting under Items 7 and 9 (announcement of results for the third quarter 2001).

3.	November 7, 2001, reporting under Items 7 and 9 (announcement that Chairman Roger Penske will be participating in a panel discussion to investment analysts at the Merrill Lynch Automotive Idea Summit to be held in New Orleans, Louisiana).

4.	November 16, 2001, reporting under Items 7 and 9 (announcement of the completion of a $250 million increase in its revolving credit facility.).

5.	December 28, 2001, reporting under Items 7 and 9 (announcement that it expects to earn at least $0.31 per share for the fourth quarter ending December 31, 2001).

      (c) Exhibits

      Each management contract or compensatory plan or arrangement is identified with an asterisk.

3(i).	1(c)	Third Restated Certificate of Incorporation dated October 28, 1996
3(i).	2(g)	Certificate of Amendment of Certificate of Incorporation dated August 3, 1999.
3(i).	3(l)	Amendment One to the Company’s Third Restated Certificate of Incorporation amended December 13, 2000.
3	(ii)(b)	Restated Bylaws.
4.	1(b)	Specimen Common Stock Certificate.
4.	2(d)	Indenture, dated as of July 23, 1997, among us, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Note and Guarantee.
4.	4(d)	Indenture, dated as of September 16, 1997, among us, the Guarantors party thereto and The Bank of New York, as Trustee, including from of Series B Note and Guarantee.
4.	5(f)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
4.	6	See Exhibits 3(i) and 3(ii) for provisions of our Third Restated Certificate of Incorporation, as amended, and Restated Bylaws defining the rights of holders of our common stock.
4.	7	See Exhibits 10.1.19.6, 10.1.19.7 and 10.1.19.8.
10.	1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among us and the investors listed therein, as amended July 31, 1996.
*10.	1.8.2(j)	First Amended and Restated Stock Option Plan.
*10.	1.13.1(n)	Amended and Restated Non-employee Director Compensation Plan.
*10.	1.15(b)	Form of Option Certificate in favor of Samuel X. DiFeo and Joseph C. DiFeo.
10.	1.19.6(k)	Amended and Restated Credit Agreement, dated as of December 22, 2000, among us, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.

10.	1.19.7(o)	First Amendment to the Amended and Restated Credit Agreement dated October 29, 2001, among us, various financial institutions and Chrysler Financial Company L.L.C., as agent for the Lenders.
10.	1.19.8(a)	Second Amendment to the Amended and Restated Credit Agreement dated as of February 8, 2002 among us, various financial institutions and DaimlerChrysler Services North American LLC (formerly Chrysler Financial Company L.L.C.), as agent for the lenders.
*10.	2(f)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and us.
10.	2.1(a)	Form of Infiniti Dealer Sales and Service Agreement with Infiniti Division of Nissan North America, Inc., including Standard Provisions.
10.	2.2(a)	Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company, including Standard Provisions.
10.	2.3(a)	Form of Honda Automobile Dealer Sales and Service Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions.
10.	2.4(a)	Form of Lexus Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc., including Standard Provisions.
10.	2.5(a)	Form of BMW of North America, Inc. Car Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.	2.6(a)	Form of BMW of North America, Inc. SAV Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.	2.7(a)	Form of Toyota Dealer Agreement with Toyota Motor Company, including Standard Provisions.
10.	2.8(a)	Form of General Motors Corporation Dealer Sales and Service Agreement with General Motors Corporation, including Standard Provisions.
10.	2.9(a)	Form of Nissan Dealer Sales & Service Agreement with Nissan North America, Inc., including Standard Provisions.
10.	2.10(a)	Form of Sales and Service Agreement with Chrysler Corporation, including Standard Provisions.
10.	2.11(k)	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions.
10.	2.12(k)	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions.
10.	2.13(a)	Form of Ford Sales and Service Agreement with Ford Motor Company, including Standard Provisions.
10.	2.14(a)	Form of Audi Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc., including Standard Provisions.
10.	2.15(a)	Form of Automobile Dealer Sales and Service Agreement with Acura Division, American Honda Motor Co., Inc., including Standard Provisions.
10.	2.16(a)	Form of Porsche Sales and Service Agreement with the Porsche division of Ford Motor Company, including Standard Provisions.
10.	2.17(a)	Form of Dealer Agreement with Land Rover North America, Inc., including Standard Provisions.
*10.	2.26(b)	Settlement Agreement, dated as of October 3, 1996, among us and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.
*10.	3(g)	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske.
*10.	4(g)	Stock Option Agreement, dated as of August 3, 1999 between us and Marshall S. Cogan.
*10.	8.3(b)	Form of Employment Agreement between us, UAG West, Inc., and Steven Knappenberger.

10.	20.1(e)	Securities Purchase Agreement, dated as of April 12, 1999, among us and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
10.	20.2(e)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.	20.3(e)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
10.	20.4(e)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.	20.7(f)	Registration Rights Agreement, dated as of May 3, 1999, by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
*10.	22(h)	Severance Agreement, dated August 2, 1999 between us and James Davidson.
*10.	23(h)	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo.
10.	24(i)	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.	25(i)	Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc and CarsDirect.com, Inc.
10.	26(k)	Purchase Agreement by and between Penske Automotive Holdings Corp. and us dated as of December 22, 2000.
10.	26.1(k)	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000.
10.	27(k)	Purchase Agreement by and between Mitsui & Co., Ltd. and us dated as of December 22, 2000.
10.	27.1(k)	Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 28, 2001.
10.	27.2(a)	Second Amended and Restated Stockholders Agreement by and among Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation, Penske Automotive Holdings Corp., Penske Capital Partners, L.L.C., Virginia Surety Company, Inc. and us dated as of February 2, 2002.
10.	27.3(k)	Letter Agreement among Penske Corporation, us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated February 28, 2001.
10.	28(l)	Agreement between us and Marshall S. Cogan dated April 24, 2001.
10.	28(o)	Purchase Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.	28.1(o)	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.	28.2(o)	Assignment of Limited Liability Company Membership Interests dated December 31, 2001, between Roger S. Penske, Jr. and us.
10.	29(m)	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA.
10.	30(m)	Limited Liability Company Agreement of UAG Cerritos, LLC dated July 7, 2000 between us and Roger S. Penske, Jr.
10.	31.1(m)	Limited Liability Company Agreement of UAG Connecticut I, LLC dated March 1, 2001 between UAG Connecticut, LLC and The Miller Continental Group LLC.
10.	31.2(m)	Assignment of Limited Liability Company Membership Interests dated March 1, 2001 between UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.	31.3(m)	Pledge Agreement dated March 1, 2001 by The Miller Continental Group LLC in favor of UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.	31.4(m)	Promissory Note dated March 1, 2001 of The Miller Continental Group LLC in favor of UAG Connecticut, LLC.

10.	31.5(m)	Real Property Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.	31.6(m)	Third Party Approval Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.	32(a)	Registration Rights Agreement among us, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., and Virginia Surety Company, Inc. dated February 22, 2002.
10.	33(a)	Amended and Restated Registration Rights Agreement dated February 22, 2002 among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc.
21.	1(a)	Our subsidiaries.
23.	1(a)	Consent of Deloitte & Touche LLP.
99.	1(p)	Risk Factors.

(a)	Filed with this report.
(b)	Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-09429.
(c)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-12297.
(d)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297.
(e)	Incorporated by reference to our Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297.
(f)	Incorporated by reference to our Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297.
(g)	Incorporated by reference to our Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297.
(h)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, file No. 001-12297.
(i)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-12297.
(j)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-12297.
(k)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-12297.
(l)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 011-12297
(m)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 011-12297
(n)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 011-12297
(o)	Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-3, File No. 333-82264, filed on February 6, 2002.
(p)	Incorporated by reference to the information under the caption “Risk Factors” beginning on page 8 of our Registration Statement on Form S-3, File No. 333-82264, filed on February 6, 2002.

      (d) Schedules — No Financial Statement Schedules are required to be filed as part of this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on February 26, 2002.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER S. PENSKE Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2002

/s/ SAMUEL X. DIFEO Samuel X. DiFeo	President, Chief Operating Officer and Director	February 26, 2002

/s/ JAMES R. DAVIDSON James R. Davidson	Executive Vice President — Finance (Principal Financial Officer and Accounting Officer)	February 26, 2002

/s/ EUSTACE W. MITA Eustace W. Mita	Director	February 26, 2002

/s/ LUCIO A. NOTO Lucio A. Noto	Director	February 26, 2002

/s/ RICHARD J. PETERS Richard J. Peters	Director	February 26, 2002

/s/ JAMES A. HISLOP James A. Hislop	Director	February 26, 2002

/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	February 26, 2002

Motokazu Yoshida	Director	February , 2002

/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	February 26, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of United Auto Group, Inc.

Detroit, Michigan

      We have audited the accompanying consolidated balance sheets of United Auto Group, Inc. (the “Company”) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 4, 2002

UNITED AUTO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$5,416	$7,413
Accounts receivable, net	258,266	190,792
Inventories	641,400	737,942
Other current assets	16,434	15,469

Total current assets	921,516	951,616
Property and equipment, net	185,452	107,085
Intangible assets, net	784,149	664,510
Other assets	55,459	39,484

Total Assets	$1,946,576	$1,762,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$620,014	$689,687
Accounts payable	76,550	55,344
Accrued expenses	85,512	72,075
Current portion of long-term debt	4,202	41,456

Total current liabilities	786,278	858,562
Long-term debt	551,840	377,721
Other long-term liabilities	92,775	64,742

Total Liabilities	1,430,893	1,301,025

Commitments and contingent liabilities
Stockholders’ Equity
Series A Preferred Stock, $0.0001 par value; 10 shares authorized; 9 issued and outstanding at December 31, 2001; 8 issued and outstanding at December 31, 2000	—	—
Series B Preferred Stock, $0.0001 par value; 10 shares authorized; 1 issued and outstanding at December 31, 2001 and 2000	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 23,540 shares issued, including 3,821 treasury shares, at December 31, 2001; 21,990 shares issued, including 3,434 treasury shares, at December 31, 2000	2	2
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding at December 31, 2001 and 2000	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at December 31, 2001 and 2000	—	—
Additional paid-in-capital	445,311	420,166
Retained earnings	78,750	41,502
Accumulated other comprehensive (loss)	(8,380)	—

Total Stockholders’ Equity	515,683	461,670

Total Liabilities and Stockholders’ Equity	$1,946,576	$1,762,695

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share amounts)
New vehicle sales	$3,866,699	$2,971,468	$2,417,906
Used vehicle sales	1,488,070	1,227,597	1,040,026
Finance and insurance	253,737	193,121	165,751
Service and parts	612,157	491,803	398,834

Total revenues	6,220,663	4,883,989	4,022,517
Cost of sales	5,369,505	4,206,032	3,473,080

Gross profit	851,158	677,957	549,437
Selling, general and administrative expenses	693,303	539,704	445,142

Operating income	157,855	138,253	104,295
Floor plan interest expense	(42,430)	(44,406)	(28,676)
Other interest expense	(34,790)	(32,777)	(29,344)
Other income (expense), net	—	—	2,617

Income before minority interests, income tax provision and extraordinary item	80,635	61,070	48,892
Minority interests	(815)	(512)	(722)
Income tax provision	(35,075)	(26,558)	(21,414)

Income before extraordinary item	44,745	34,000	26,756
Extraordinary item, net of income taxes	—	(3,969)	732

Net income	$44,745	$30,031	$27,488

Basic income before extraordinary item per common share	$1.57	$1.46	$1.10

Basic net income per common share	$1.57	$1.26	$1.14

Income before extraordinary item per diluted common share	$1.31	$1.16	$1.01

Net income per diluted common share	$1.31	$1.02	$1.04

Shares used in computing basic per share data	23,147	20,207	21,950

Shares used in computing diluted per share data	34,196	29,415	26,526

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Class A		Class B
	Convertible		Convertible
	Preferred Stock		Preferred Stock						Accumulated
					Voting and Non-voting				Other
					Common Stock		Additional	Retained	Comprehensive	Total	Comprehensive
	Issued		Issued				Paid-in	Earnings	Income	Stockholders’	Income
	Shares	Amount	Shares	Amount	Issued Shares	Amount	Capital	(Deficit)	(Loss)	Equity	(Loss)

					(Dollars in thousands)
Balances, December 31, 1998	—	$—	—	$—	20,738,384	$2	$352,591	$(10,943)	$—	$341,650	$—
Issuance of stock for acquisitions	—	—	—	—	1,261,327	—	(13,960)	—	—	(13,960)	—
Repurchase of common stock	—	—	—	—	(118,000)	—	(992)	—	—	(992)	—
Issuance of preferred stock and warrants	7,904	—	397	—	—	—	76,679	—	—	76,679	—
Net income	—	—	—	—	—	—	—	27,488	—	27,488	—

Balances, December 31, 1999	7,904	—	397	—	21,881,711	2	414,318	16,545	—	430,865	—
Issuance of common stock	—	—	—	—	2,981,011	—	26,950	—	—	26,950	—
Repurchase of common stock	—	—	—	—	(2,872,856)	—	(26,176)	—	—	(26,176)	—
Payment in kind dividends	438	—	124	—	—	—	5,074	(5,074)	—	—	—
Net income	—	—	—	—	—	—	—	30,031	—	30,031	—

Balances, December 31, 2000	8,342	—	521	—	21,989,866	2	420,166	41,502	—	461,670	—
Issuance of common stock	—	—	—	—	1,593,869	—	19,041	—	—	19,041	—
Exercise of options	—	—	—	—	343,588	—	4,781	—	—	4,781	—
Repurchase of common stock	—	—	—	—	(387,092)	—	(5,790)	—	—	(5,790)	—
Payment in kind dividends	452	—	128	—	—	—	7,113	(7,113)	—	—	—
Payment of preferred stock dividends	—	—	—	—	—	—	—	(384)	—	(384)	—
Fair value of interest rate swap agreement	—	—	—	—	—	—	—	—	(7,205)	(7,205)	(7,205)
Foreign currency translation	—	—	—	—	—	—	—	—	(1,175)	(1,175)	(1,175)
Net income	—	—	—	—	—	—	—	44,745	—	44,745	44,745

Balances, December 31, 2001	8,794	$—	649	$—	23,540,231	$2	$445,311	$78,750	$(8,380)	$515,683	$36,365

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Operating Activities:
Net income	$44,745	$30,031	$27,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,625	24,174	19,131
Deferred income taxes	12,546	10,897	10,007
Minority interests	815	512	722
Extraordinary item	—	5,613	—
Non-cash compensation expense	—	—	2,250
Changes in operating assets and liabilities:
Accounts receivable	(56,420)	(33,144)	(11,090)
Inventories	158,164	(67,942)	(73,687)
Floor plan notes payable	(124,777)	69,186	59,371
Accounts payable and accrued expenses	18,079	24,478	2,690
Other	(14,338)	(11,969)	13,526

Net cash provided by operating activities	72,439	51,836	50,408

Investing Activities:
Purchase of equipment and improvements	(83,394)	(37,384)	(22,161)
Dealership acquisitions, net of cash acquired	(138,389)	(197,148)	(28,251)

Net cash used in investing activities	(221,783)	(234,532)	(50,412)

Financing Activities:
Proceeds from borrowings of long-term debt	289,407	339,449	65,000
Payments of long-term debt and capital leases	(155,092)	(159,863)	(159,147)
Proceeds from issuance of common stock, preferred stock and warrants	18,822	16,852	76,679
Repurchase of common stock	(5,790)	(26,176)	(992)
Deferred financing costs	—	—	(227)

Net cash provided by (used in) financing activities	147,347	170,262	(18,687)

Net decrease in cash and cash equivalents	(1,997)	(12,434)	(18,691)
Cash and cash equivalents, beginning of year	7,413	19,847	38,538

Cash and cash equivalents, end of year	$5,416	$7,413	$19,847

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

     Principles of Consolidation

      The consolidated financial statements include all majority-owned subsidiaries. All intercompany accounts and transactions among the consolidated subsidiaries have been eliminated.

     Cash and Cash Equivalents

      Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

     Fair Value of Financial Instruments

      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, including floor plan notes payable, and interest rate swaps used to hedge future cash flows. The carrying amount of all significant financial instruments, except the interest rate swaps, approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates. The net fair value of the interest rate swaps, based on discounted cash flows, is approximately $12,752.

     Revenue Recognition

      The Company records revenue when vehicles are delivered to customers, when vehicle service work is performed and when parts are delivered.

      The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company also receives commissions from the sale of various insurance contracts to customers. The Company may be assessed a chargeback fee in the event of early cancellation of a loan or insurance contract by the customer. Finance and insurance commission revenue is recorded net of estimated chargebacks at the time the related contract is placed with the financial institution.

      The Company also receives commissions from the sale of non-recourse third party extended service contracts to customers. Under these contracts the applicable manufacturer or third party warranty company is directly liable for all warranties provided within the contract. Commission revenue from the sale of these third party extended service contracts is recorded net of estimated chargebacks at the time of sale.

     Inventory Valuation

      Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts, accessories and other inventories is based on factory list prices.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property and Equipment

      Property and equipment are recorded at cost and depreciated over estimated useful lives, primarily using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than equipment under capital lease and leasehold improvements, are between 5 and 10 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset.

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

     Intangible Assets

      Intangible assets of $784,149, consisting primarily of excess of cost over the fair value of net assets acquired in purchase business combinations, are being amortized on a straight-line basis over periods not exceeding 40 years. Accumulated amortization at December 31, 2001 amounted to $68,780. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $19,705, $15,408 and $12,996, respectively.

     Impairment of Long-Lived Assets

      The carrying value of long-lived assets, including intangibles, is reviewed if the facts and circumstances, such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, indicate that they may be impaired. The Company performs its review by comparing the carrying amounts of long-lived assets to the estimated undiscounted cash flows relating to such assets. If any impairment in the value of the long-lived assets is indicated, the carrying value of the long-lived assets is adjusted to reflect such impairment based on the discounted cash flows or the fair value of the impaired assets.

     Defined Contribution Plans

      The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are typically based on the level of compensation and contributions by plan participants. The Company incurred expense of $1,575, $1,389 and $1,315 relating to such plans during the years ended December 31, 2001, 2000 and 1999, respectively.

     Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, income taxes, intangible assets and certain reserves.

     Advertising

      Advertising costs are expensed as incurred. The Company incurred advertising costs of $60,952, $51,248 and $43,165 during the years ended December 31, 2001, 2000 and 1999, respectively.

     Net Income Per Common Share

      Income available to common stockholders used in the computation of basic earnings per share data was computed based on net income, as adjusted to reflect dividends accrued relating to outstanding preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, preferred stock and warrants.

	Year Ended December 31,

	2001	2000	1999

Weighted average number of common shares outstanding	23,147	20,207	21,950
Effect of stock options, preferred stock and warrants	11,049	9,208	4,576

Weighted average number of common shares outstanding, including effect of dilutive securities	34,196	29,415	26,526

     Segment Reporting

      The Company follows the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for reporting information about a Company’s operating segments. The Company operates in one reportable segment.

     Derivative Instruments

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income and recorded in the income statement when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately. The Company adopted SFAS 133 on January 1, 2001 and recorded $10,187 as a cumulative transition adjustment (reducing other comprehensive income) relating to an interest rate swap (cash-flow hedge) the Company entered into prior to the adoption of SFAS 133. Pursuant to SFAS 133, the cumulative transition adjustment will be amortized and reflected as floor plan interest expense over the remaining life of the interest rate swap.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Reclassification

      In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.     Business Combinations

      During 2001 and 2000, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      During 2001, the Company acquired 13 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $138,900, consisting of approximately $128,350 in cash, the issuance of 289,243 shares of the Company’s $0.0001 par value voting common stock (“Common Stock”) and $5,550 of seller financed promissory notes. The consolidated balance sheets include preliminary allocations of the purchase price relating to these acquisitions, which are subject to final adjustment. Such allocations resulted in recording approximately $134,383 of intangibles. In addition, the Company made an equity investment in a dealership group for approximately $8,000 in cash. During 2000, the Company acquired 35 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $225,623, consisting of approximately $204,975 in cash, the issuance of 841,476 shares of Common Stock and $10,550 of seller financed promissory notes.

      In connection with one of the acquisitions consummated during 2001, the Company agreed to make a contingent payment in cash to the extent the Common Stock issued in connection with the acquisition has a market value of less than $17.29 per share during specified future periods. The Company also has obligations with respect to past acquisitions totaling approximately $32,000 over the next four years. In addition, the Company agreed to make a contingent payment in cash to the extent the Common Stock issued in connection with an acquisition completed in 2000 has a market value of less than $12.00 per share during specified future periods.

      During 2000, the Company paid $6,147 in cash in final settlement of its obligation with respect to a guarantee relating to 375,404 shares of Common Stock issued in connection with an acquisition that took place prior to 1998.

     Pro Forma Results of Operations (Unaudited)

      The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2001 and 2000 give effect to acquisitions consummated during 2001 and 2000 as if they had occurred on January 1, 2000.

	December 31,

	2001	2000

Revenues	$6,359,384	$5,790,858
Income before minority interests and income taxes	87,618	75,922
Net income	48,691	42,187
Net income per diluted common share	1.41	1.39

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Inventories

      Inventories consisted of the following:

	December 31,

	2001	2000

New vehicles	$490,445	$564,159
Used vehicles	111,253	136,980
Parts, accessories and other	39,702	36,803

Total Inventories	$641,400	$737,942

4.     Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2001	2000

Furniture, fixtures and equipment	$77,006	$58,069
Equipment under capital lease	823	3,806
Buildings and leasehold improvements	142,698	69,357

Total	220,527	131,232
Less: Accumulated depreciation and amortization	35,075	24,147

Property and equipment, net	$185,452	$107,085

      Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $13,920, $8,766 and $6,135, respectively. Accumulated amortization at December 31, 2001 and 2000 on equipment under capital lease, included in accumulated depreciation and amortization above, amounted to $347 and $1,629, respectively.

5.     Floor Plan Notes Payable

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. The Company makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. Outstanding borrowings under floor plan financing arrangements amounted to $620,014 and $689,687 as of December 31, 2001 and 2000, respectively. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries, and require repayment after a vehicle’s sale. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates. Floor plan interest expense for the years ended December 31, 2001, 2000 and 1999 was $42,430, $44,406 and $28,676, respectively. The weighted average interest rate on floor plan borrowings was 5.60%, 7.92% and 7.33% for the years ended December 31, 2001, 2000 and 1999, respectively.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Long-Term Debt

      Long-term debt consisted of the following:

	December 31,

	2001	2000

Credit Agreement — Revolving Loans, weighted average interest — 6.25% and 8.39% at December 31, 2001 and 2000, respectively	$380,500	$204,595
Credit Agreement — Term Loans, weighted average interest — 7.25% and 9.20% at December 31, 2001 and 2000, respectively	161,000	186,000
Seller financed promissory notes payable through 2002, weighted average interest — 7.63% and 6.60% at December 31, 2001 and 2000, respectively	6,634	15,492
Term loans, weighted average interest — 6.12% and 6.95% at December 31, 2001 and 2000, respectively	3,435	5,433
11% Series A and B Senior Subordinated Notes due 2007.	3,650	3,650
Capitalized lease obligations	823	4,007

Total long-term debt	556,042	419,177
Less: Current portion	4,202	41,456

Net long-term debt	$551,840	$377,721

      Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2002	$4,202
2003	26,753
2004	1,404
2005	25,995
2006	791
2007 and thereafter	496,897

Total long-term debt	$556,042

      The Company’s Credit Agreement, dated as of August 3, 1999, as amended and restated (the “Credit Agreement”), provides for up to $770,000 in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes, as well as a $50,000 standby letter of credit facility. In addition, the Credit Agreement provided for up to $186,000 to be used to repurchase the Company’s 11% Senior Subordinated Notes due 2007 (the “Notes”). Pursuant to the terms of the Credit Agreement, the Company repaid $25,000 in 2001, resulting in a permanent reduction in the term loans under the Credit Agreement relating to the refinancing of the Notes. Loans under the Credit Agreement bear interest between LIBOR plus 2.00% and LIBOR plus 3.00%. Outstanding letters of credit under the Credit Agreement as of December 31, 2001 amounted to $27,824. The Credit Agreement replaced the Company’s previous bank borrowing facility, which was terminated upon the effective date of the Credit Agreement. The Company incurred an extraordinary charge during 1999 of $494 ($0.02 per diluted share), net of income taxes of $396, resulting from the write-off of unamortized deferred financing costs relating to the Company’s previous bank borrowing facility.

      The Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness,

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the Company is required to comply with specified ratios and tests, including debt to equity and minimum working capital covenants. The Credit Agreement also contains typical events of default including change of control and non-payment of obligations. Substantially all of the Company’s assets are subject to security interests granted to lenders under the Credit Agreement.

      In October 2001, we entered into swap agreements of approximately four years duration pursuant to which a notional $400,000 of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us is based on LIBOR and amounts to approximately 4.23%. During 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200,000 of our floating rate debt was exchanged for fixed rate debt for five years. The fixed rate interest to be paid by us is based on LIBOR and amounts to approximately 7.15%. The swaps have been designated as cash flow hedges of future interest payments of the Company’s LIBOR based borrowings. The swaps have been designated as hedges of the Company’s floor plan borrowings and Credit Agreement.

      During 1997, the Company issued $200,000 aggregate principal amount of Notes. The indentures governing the Notes require the Company to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. Such indentures also limit the Company’s ability to pay dividends based on a formula which takes into account, among other things, the Company’s consolidated net income, and contain other covenants which restrict the Company’s ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The indentures governing the Notes further require the Company to offer to purchase all of the then outstanding Notes at a purchase price in cash equal to 101% of their principal amount in the event of a change in control, as defined. During 2000, the beneficial interest of Penske Capital Partners and certain affiliated entities exceeded 40%, which, pursuant to the indentures, was deemed to be a change in control. As a result, the Company made an offer to purchase the outstanding Notes. The tender resulted in the repurchase and retirement of $147,350 face value of Notes. The Company recorded a $3,969 loss ($0.14 per diluted share), net of $3,118 of tax, relating to the redemption premium paid for the Notes and the write-off of unamortized deferred financing costs. During 1999, the Company repurchased and retired $49,000 of the Notes. As a result, the Company recorded an extraordinary gain of $1,226 ($0.04 per diluted share), net of $1,001 of tax. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s auto dealership subsidiaries.

      As noted, the Credit Agreement and the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries (the “Note Guarantors”). Separate financial information of the Note Guarantors has been omitted because the Company is a holding company with no independent operations.

7.     Operating Lease Obligations

      The Company leases its dealership facilities and corporate offices under non-cancelable operating lease agreements with expiration dates through 2026, including all option periods available to the Company.

      Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2001 follow:

2002	$59,323
2003	58,328
2004	58,048
2005	56,570
2006	54,656
2007 and thereafter	465,574

$752,499

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $47,693, $35,113 and $29,493, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. Of the total rental payments, $12,954, $5,575 and $8,466, respectively, were made to related parties during 2001, 2000, and 1999, respectively.

8.     Related Party Transactions

      As discussed in Note 7, the Company is the tenant under a number of non-cancelable lease agreements with employees of the Company and certain other affiliated entities. The terms of the leases with the former owners were negotiated prior to acquisition and the Company believes all such leases are on terms no less favorable to the Company than would be obtained through arm’s-length negotiations with unaffiliated third parties. The Company is also a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC (“AGR”). AGR is a wholly-owned subsidiary of Penske Corporation. The Company paid AGR $5,753 and $1,260 under such lease agreements during the years ended December 31, 2001 and 2000, respectively. In addition, the Company sold AGR real property and improvements for $20,870 and $23,365 during 2001 and 2000, respectively, which were subsequently leased by AGR to the Company. The sale of each parcel of property was valued at a price which was either independently confirmed by a third party appraiser, or at the price at which the Company purchased the property from an independent third party. The Company believes that the terms of these transactions are no less favorable than the terms available from unaffiliated third parties negotiated on an arm’s length basis.

      The Company is party to operating agreements with Roger S. Penske, Jr., the son of Roger S. Penske, the Company’s Chairman and Chief Executive Officer, reflecting (a) the ownership by Mr. Penske, Jr. of 10% of HBL, LLC and the ownership by the Company of the remaining 90% of HBL, LLC and (b) the ownership by Mr. Penske, Jr. of 4.7% of United Auto do Brasil, Ltda. and by the Company of 90.6% of United Auto do Brasil, Ltda. In 2000, the Company contributed approximately $3,571 for its 90.6% interest in United Auto do Brasil, Ltda. and Mr. Penske, Jr. contributed approximately $185 for his 4.7% interest in United Auto do Brasil, Ltda. In 2001, Mr. Penske, Jr. contributed approximately $7,229 for his 10% interest in HBL, LLC and the Company contributed $65,064 for its 90% interest in HBL, LLC. Prior to December 31, 2001, Mr. Penske, Jr. owned 20% of UAG Cerritos, LLC. On December 31, 2001, the Company purchased Mr. Penske Jr.’s 20% interest in UAG Cerritos, LLC for $1,838. From time to time, the Company provides these subsidiaries with working capital and other debt financing at costs that are comparable to the costs charged by the Company to its other subsidiaries.

      In prior years, the Company entered into management agreements at certain dealerships for which the closing of the acquisition of such dealerships awaited final manufacturer approval. Pursuant to such management agreements, the Company was paid a monthly fee for managing all aspects of the dealerships’ operations. Aggregate income relating to such management fees of $2,571 for the year ended December 31, 1999 has been included in other income (expense), net in the accompanying consolidated statement of operations.

      From time to time, the Company pays and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business, including rents paid to AGR. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. Aggregate payments relating to such transactions amounted to $9,798, $3,721 and $311 for the years ended December 31, 2001, 2000 and 1999, respectively.

      From time to time, the Company paid and/or received fees from Trace International Holdings, Inc. and its affiliates for services rendered in the normal course of business. The Company no longer engages in such transactions. These transactions reflected the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions were on terms at least as

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

favorable as those which would have been obtained from an unrelated third party. Aggregate payments relating to such transactions amounted to $131 for the year ended December 31, 1999.

      The Company has previously agreed to enter into an operating agreement with Lucio A. Noto, a director of the Company, which provides that an entity in which Mr. Noto has an interest will own 20% of UAG Connecticut, LLC. The Company will own the remaining 80% of UAG Connecticut, LLC. The Company purchased the operating assets (excluding real property) of UAG Connecticut, LLC in October 2000 for approximately $26,789. Mr. Noto’s entity will pay approximately $5,358 for its 20% interest in UAG Connecticut, LLC, which represents 20% of the consideration paid by the Company inclusive of assets acquired and goodwill paid. The payment will be made as follows: $1,184 upon closing and the remaining $4,174 in quarterly payments over twenty years at an interest rate equal to LIBOR plus 2.25%. The payments due will be offset from permitted periodic cash distributions to Mr. Noto’s entity by UAG Connecticut, LLC. The transaction is subject to approval by the manufacturers.

9.     Stock Compensation Plans

      The Company’s Board of Directors and stockholders adopted a Stock Option Plan pursuant to which all full-time employees of the Company and its subsidiaries and affiliates are eligible to receive stock options. During 2001, the Company granted options to purchase 466,000 shares of Common Stock at the fair market value of the Common Stock on the grant date. Options granted under the Stock Option Plan have a ten year life and typically vest on a pro-rata basis over three or five years. As of December 31, 2001, the aggregate number of shares of Common Stock for which stock options may be granted under the Stock Option Plan is 3,000,838. As of December 31, 2001, 581,080 shares of Common Stock were available for the grant of options under the Stock Option Plan. Presented below is a summary of the status of stock options held by eligible employees during 2001, 2000 and 1999:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	2,020,147	$13.63	1,431,794	$15.16	1,227,390	$18.06
Granted	466,000	9.78	588,353	9.89	332,790	7.23
Exercised	268,588	11.14	—	—	—	—
Forfeited	401,815	18.96	—	—	128,386	20.25

Options outstanding at end of year	1,815,744	$11.82	2,020,147	$13.63	1,431,794	$15.16

      The following table summarizes the status of stock options outstanding and exercisable at January 1, 2002:

		Weighted	Weighted		Weighted
Range of	Stock	Average	Average	Stock	Average
Exercise	Options	Remaining	Exercise	Options	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$7 to $13	1,243,055	7.97	$9.21	353,154	$9.10
13 to 30	572,689	6.50	17.49	407,587	17.54

	1,815,744			760,741

      The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

123”). Had the Company elected to recognize compensation expense for stock options based on the fair value at the grant dates of awards, income before extraordinary item and income before extraordinary item per diluted common share would have been as follows (unaudited):

	Year Ended December 31,

	2001	2000	1999

Income before extraordinary item	$42,754	$32,032	$24,516
Income before extraordinary item per diluted common share	1.25	1.09	0.92

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 38.5% in 2001, 40.3% in 2000 and 49.7% in 1999; risk-free interest rate of 5.5% in 2001, 7.75% in 2000 and 8.00% in 1999; and expected lives of five years. The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 is $4.15, $4.67 and $3.85 per share, respectively.

      In connection with the Securities Purchase Agreement, the Company issued 800,000 options during 1999 to purchase Common Stock with an exercise price of $10.00 per share. The Company recorded $2,250 in compensation expense during 1999 relating to the issuance of such options.

10.     Stockholders’ Equity

      In September 2001, the Company announced that its Board of Directors authorized the repurchase of up to three million shares of the Company’s outstanding stock. Pursuant to such authorization, the Company repurchased 387,092 shares during 2001 through open market purchases and negotiated transactions at an aggregate cost of $5,790. During 2000 and 1999, the Company completed the repurchase of 2,990,856 shares through open market purchases and negotiated transactions at an aggregate cost of $27,168.

      In February 2001, we issued 1,302,326 shares of voting common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. in a private placement for $10.75 per share (the “Mitsui Transaction”). Aggregate proceeds, amounting to $14.0 million, were used to reduce debt.

      In December 2000, the Company issued 2,139,535 shares of Common Stock to Penske Corporation in a private placement for $10.75 per share. Aggregate proceeds, amounting to $23,000, were used to reduce debt. In addition, the Company’s Third Restated Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 40,000,000 shares to 80,000,000 shares in December 2000.

      The shares of Series A preferred stock and Series B preferred stock entitle International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (collectively, the “PCP Entities”) to dividends at a rate of 6.5% per year. The dividends were payable in kind for the first two years after issuance and are currently payable in cash. The Series A preferred stock is convertible into an aggregate of 8,794,171 shares of common stock and the Series B preferred stock is convertible into an aggregate of 648,588 shares of non-voting common stock (in each case, after giving effect to payable in kind dividends). We are entitled under some circumstances to redeem the preferred stock after May 3, 2002, for an amount per share equal to the liquidation preference. The liquidation preference is currently $10,000 per share plus accrued and unpaid dividends. Actual cash dividends payable relating to dividends earned during fiscal 2001 in connection with the preferred stock totaled $3.1 million. Beginning in fiscal 2002, the aggregate annual cash dividends payable by us are expected to total $6.1 million. Funding for such dividends is expected to come from cash flow from operations and working capital borrowings under our credit agreement.

      The warrants, as originally issued to the PCP Entities, were exercisable at a price of $12.50 per share until February 3, 2002, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the warrants and as a result of the sale of equity to Mitsui & Co. in 2001, (a) the number of warrants to

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase common stock was increased from 3,898,665 shares to 3,915,580 shares, (b) the number of warrants to purchase non-voting common stock was increased from 1,101,335 shares to 1,106,113 shares, and (c) the warrant exercise price was lowered from $12.50 to $12.45. On February 1, 2002, the PCP Entities exercised the warrants in full and paid us the full exercise price of $62.5 million. The proceeds of the warrant exercise will be used for general working capital purposes which may include acquisitions. Pending such use, the proceeds will be used to pay down indebtedness.

11.     Income Taxes

      The income tax provision relating to income from continuing operations consisted of the following:

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$16,990	$11,950	$7,091
State and local	5,535	3,269	3,352
Foreign	4	442	964

Total current	22,529	15,661	11,407

Deferred:
Federal	10,214	9,397	9,085
State and local	2,080	1,255	517
Foreign	252	245	405

Total deferred	12,546	10,897	10,007

Income tax provision before extraordinary item	$35,075	$26,558	$21,414

      The income tax provision varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,

	2001	2000	1999

Income tax provision at the Federal statutory rate of 35%	$28,222	$21,374	$17,096
State and local income taxes, net of federal benefit	4,950	2,941	2,516
Non-deductible amortization of goodwill	2,393	1,864	1,330
Other	(490)	379	472

Income tax provision relating to continuing operations	$35,075	$26,558	$21,414

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets and liabilities at December 31, 2001 and 2000 were as follows:

	2001	2000

Deferred Tax Assets
Accrued liabilities	$8,056	$7,567
Derivative instruments	5,547	—
Net operating loss carryforwards	1,162	2,565
Capital loss carryforwards	41	3,031
Other	1,491	3,020

Total deferred tax assets	16,297	16,183
Valuation allowance	—	(1,490)

Net deferred tax assets	16,297	14,693

Deferred Tax Liabilities
Depreciation and amortization	(29,915)	(19,021)
Partnership investments	(16,439)	(17,440)

Total deferred tax liabilities	(46,354)	(36,461)

Net deferred tax liabilities	$(30,057)	$(21,768)

      At December 31, 2001, the Company has $35,691 of state net operating loss carryforwards that expire at various dates through 2021.

12.     Supplemental Cash Flow Information

      The following table presents supplementary cash flow information:

	2001	2000	1999

Cash paid interest	$81,385	$77,560	$57,073
Cash paid income taxes	25,481	14,149	9,587
Non-cash financing and investing activities:
Dealership acquisition costs financed by issuance of stock	5,000	10,098	—
Dealership acquisition cost financed by long-term debt	5,550	10,550	1,500

13.     Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Total revenues	$1,394,976	$1,615,183	$1,595,783	$1,614,721
Gross profit	191,790	218,996	221,099	219,273
Net income	6,570	13,405	13,488	11,282
Net income per diluted common share	$0.21	$0.40	$0.38	$0.32

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter

2000
Total revenues	$1,110,767	$1,204,149	$1,331,173	$1,237,900
Gross profit	152,113	166,780	182,613	176,451
Net income	5,640	7,095	11,179	6,117
Net income per diluted common share	$0.19	$0.24	$0.40	$0.21

(1)	As discussed in Note 6, the Company recorded a $3,969 extraordinary loss in the second quarter of 2000.

      The per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts.

14.     Subsequent Event

      In February 2002, the PCP Entities exercised the Warrants for $62,520. As a result, the Company issued 3,915,580 shares of Common Stock and 1,106,113 shares of Non-Voting Common Stock. The proceeds of the warrant exercise will be used for general working capital purposes, which may include acquisitions. Pending such use, the proceeds will be used to pay down indebtedness.

INDEX OF EXHIBITS

3(i).1(c)	Third Restated Certificate of Incorporation dated October 28, 1996
3(i).2(g)	Certificate of Amendment of Certificate of Incorporation dated August 3, 1999.
3(i).3(l)	Amendment One to the Company’s Third Restated Certificate of Incorporation amended December 13, 2000.
3(ii)(b)	Restated Bylaws.
4.1(b)	Specimen Common Stock Certificate.
4.2(d)	Indenture, dated as of July 23, 1997, among us, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Note and Guarantee.
4.4(d)	Indenture, dated as of September 16, 1997, among us, the Guarantors party thereto and The Bank of New York, as Trustee, including from of Series B Note and Guarantee.
4.5(f)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
4.6	See Exhibits 3(i) and 3(ii) for provisions of our Third Restated Certificate of Incorporation, as amended, and Restated Bylaws defining the rights of holders of our common stock.
4.7	See Exhibits 10.1.19.6, 10.1.19.7 and 10.1.19.8.
10.1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among us and the investors listed therein, as amended July 31, 1996.
*10.1.8.2(j)	First Amended and Restated Stock Option Plan.
*10.1.13.1(n)	Amended and Restated Non-employee Director Compensation Plan.
*10.1.15(b)	Form of Option Certificate in favor of Samuel X. DiFeo and Joseph C. DiFeo.
10.1.19.6(k)	Amended and Restated Credit Agreement, dated as of December 22, 2000, among us, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.
10.1.19.7(o)	First Amendment to the Amended and Restated Credit Agreement dated October 29, 2001, among us, various financial institutions and Chrysler Financial Company L.L.C., as agent for the Lenders.
10.1.19.8(a)	Second Amendment to the Amended and Restated Credit Agreement dated as of February 8, 2002 among us, various financial institutions and DaimlerChrysler Services North American LLC (formerly Chrysler Financial Company L.L.C.), as agent for the lenders.
*10.2(f)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and us.
10.2.1(a)	Form of Infiniti Dealer Sales and Service Agreement with Infiniti Division of Nissan North America, Inc., including Standard Provisions.
10.2.2(a)	Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company, including Standard Provisions.
10.2.3(a)	Form of Honda Automobile Dealer Sales and Service Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions.
10.2.4(a)	Form of Lexus Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc., including Standard Provisions.
10.2.5(a)	Form of BMW of North America, Inc. Car Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.2.6(a)	Form of BMW of North America, Inc. SAV Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.2.7(a)	Form of Toyota Dealer Agreement with Toyota Motor Company, including Standard Provisions.
10.2.8(a)	Form of General Motors Corporation Dealer Sales and Service Agreement with General Motors Corporation, including Standard Provisions.
10.2.9(a)	Form of Nissan Dealer Sales & Service Agreement with Nissan North America, Inc., including Standard Provisions.

10.2.10(a)	Form of Sales and Service Agreement with Chrysler Corporation, including Standard Provisions.
10.2.11(k)	Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions.
10.2.12(k)	Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions.
10.2.13(a)	Form of Ford Sales and Service Agreement with Ford Motor Company, including Standard Provisions.
10.2.14(a)	Form of Audi Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc., including Standard Provisions.
10.2.15(a)	Form of Automobile Dealer Sales and Service Agreement with Acura Division, American Honda Motor Co., Inc., including Standard Provisions.
10.2.16(a)	Form of Porsche Sales and Service Agreement with the Porsche division of Ford Motor Company, including Standard Provisions.
10.2.17(a)	Form of Dealer Agreement with Land Rover North America, Inc., including Standard Provisions.
*10.2.26(b)	Settlement Agreement, dated as of October 3, 1996, among us and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.
*10.3(g)	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske.
*10.4(g)	Stock Option Agreement, dated as of August 3, 1999 between us and Marshall S. Cogan.
*10.8.3(b)	Form of Employment Agreement between us, UAG West, Inc., and Steven Knappenberger.
10.20.1(e)	Securities Purchase Agreement, dated as of April 12, 1999, among us and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
10.20.2(e)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.3(e)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
10.20.4(e)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.7(f)	Registration Rights Agreement, dated as of May 3, 1999, by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
*10.22(h)	Severance Agreement, dated August 2, 1999 between us and James Davidson.
*10.23(h)	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo.
10.24(i)	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.25(i)	Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc and CarsDirect.com, Inc.
10.26(k)	Purchase Agreement by and between Penske Automotive Holdings Corp. and us dated as of December 22, 2000.
10.26.1(k)	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000.
10.27(k)	Purchase Agreement by and between Mitsui & Co., Ltd. and us dated as of December 22, 2000.
10.27.1(k)	Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 28, 2001.
10.27.2(a)	Second Amended and Restated Stockholders Agreement by and among Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation, Penske Automotive Holdings Corp., Penske Capital Partners, L.L.C., Virginia Surety Company, Inc. and us dated as of February 2, 2002.

10.27.3(k)	Letter Agreement among Penske Corporation, us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated February 28, 2001.
10.28(l)	Agreement between us and Marshall S. Cogan dated April 24, 2001.
10.28(o)	Purchase Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.28.1(o)	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.28.2(o)	Assignment of Limited Liability Company Membership Interests dated December 31, 2001, between Roger S. Penske, Jr. and us.
10.29(m)	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA.
10.30(m)	Limited Liability Company Agreement of UAG Cerritos, LLC dated July 7, 2000 between us and Roger S. Penske, Jr.
10.31.1(m)	Limited Liability Company Agreement of UAG Connecticut I, LLC dated March 1, 2001 between UAG Connecticut, LLC and The Miller Continental Group LLC.
10.31.2(m)	Assignment of Limited Liability Company Membership Interests dated March 1, 2001 between UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.31.3(m)	Pledge Agreement dated March 1, 2001 by The Miller Continental Group LLC in favor of UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.31.4(m)	Promissory Note dated March 1, 2001 of The Miller Continental Group LLC in favor of UAG Connecticut, LLC.
10.31.5(m)	Real Property Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.31.6(m)	Third Party Approval Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.32(a)	Registration Rights Agreement among us, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., and Virginia Surety Company, Inc.
10.33(a)	Amended and Restated Registration Rights Agreement dated February 22, 2002 among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc.
21.1(a)	Our subsidiaries.
23.1(a)	Consent of Deloitte & Touche LLP.
99.1(p)	Risk Factors.

(a)	Filed with this report.
(b)	Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-09429.
(c)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-12297.
(d)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297.
(e)	Incorporated by reference to our Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297.
(f)	Incorporated by reference to our Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297.
(g)	Incorporated by reference to our Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297.
(h)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, file No. 001-12297.
(i)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-12297.

(j)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-12297.
(k)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-12297.
(l)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 011-12297
(m)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 011-12297
(n)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 011-12297
(o)	Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-3, File No. 333-82264, filed on February 6, 2002.
(p)	Incorporated by reference to the information under the caption “Risk Factors” beginning on page 8 of our Registration Statement on Form S-3, File No. 333-82264, filed on February 6, 2002.