Form 10-K405/A
period 2001-12-31
UNITED AUTO GROUP INC
filed 2002-03-13
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

      Much of our growth and success over the last three years has resulted from the experienced leadership of Roger S. Penske and his management team. Since May 1999, Mr. Penske, through Penske Corporation, has invested approximately $175 million in our common stock and other equity securities. After giving effect to our proposed equity offering, Mr. Penske, directly and through Penske Corporation, will beneficially own approximately 44% of our common stock. Since assuming leadership, Mr. Penske’s management team has: improved same store retail revenues by an average rate of 9.4% per year over the past three years; acquired 52 franchises which generated approximately $2.0 billion in total revenues in 2001; grown total revenues from $3.3 billion in 1998 to $6.2 billion in 2001; and increased our income from continuing operations per diluted common share from $0.64 in 1998 to $1.31 in 2001.

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

Recent Developments

      On February 12, 2002, the boards of United Auto Group, Inc. and Sytner Group plc announced that they had reached agreement on the terms of a recommended cash offer for all of the share capital of Sytner. The terms of the tender offer include a cash payment of £95.3 million for all the outstanding Sytner shares and the assumption of approximately £13.9 million of indebtedness. Sytner shareholders also have the option of receiving loan notes rather than cash in exchange for their shares. We have borrowed $135.0 million under our credit agreement and have placed these funds in escrow to pay for Sytner. On March 12, 2002 all conditions to the cash tender offer were either satisfied or waived and we assumed voting control over approximately 92% of the issued share capital of Sytner.

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

	Fourteen	Six Months Ended
	Months Ended	August 31,
	February 28,
	2001	2000	2001

		(unaudited)	(unaudited)

	(dollars in millions)(1)(2)
Consolidated Statement of Operations Data:
Revenues	$859.6	$393.8	$459.0
Operating income	14.3	7.7	10.0
Other Operating Data:
Depreciation and amortization	$6.6	$2.6	$3.2
EBITDA(3)	20.9	10.3	13.3
EBITDA margin	2.4%	2.6%	2.9%
Consolidated Balance Sheet Data:
Total assets	$230.0	$190.9	$246.9
Total debt (including floor plan notes payable)	53.8	43.5	47.1
Total stockholders’ equity	49.8	48.8	53.2

(1)	These dollar amounts have been translated for convenience purposes from pounds sterling at the rate of £1 to $1.44, which was the average exchange rate during calendar 2001. Such data might be different if they were originally prepared in dollars.

(2)	The results above have been prepared in accordance with U.K. GAAP. There are certain differences between U.S. GAAP and U.K. GAAP, the most significant of which for us relate to the treatment of accounting for intangibles arising in connection with acquisitions accounted for using the purchase method and the accounting for certain lease transactions. The Sytner financial data presented above has not been reconciled to U.S. GAAP and we have not quantified the impact of any such differences to the presented balance sheet and income statement data. These differences may be material. This summary should not be taken as an exclusive list of differences between U.K. GAAP and U.S. GAAP. The impact of any such additional differences may be material.

(3)	EBITDA is defined by Sytner as income from operations before income tax (provision) benefit, finance charges (including floor plan interest expense), depreciation and amortization. This definition differs from ours because it adds back floor plan interest expense, resulting in a higher EBITDA than would be the case using our definition. While EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with U.K. GAAP or U.S. GAAP, it is included in this report to provide additional information with respect to Sytner’s ability to meet future debt service, capital expenditure and working capital requirements. This measure may not be comparable to similarly-titled measures reported by other companies.

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

Item 3.     Legal Proceedings

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 12, 2002, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

      Our credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation provides for revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. Upon completion of our proposed debt offering discussed below, our borrowing capacity under the revolving portion of the credit agreement will be $700.0 million and, in addition, we will have use of a standby letter of credit facility in the amount of $50.0 million. Our credit agreement also provides for a term loan of $161.0 million, all of which was used during 1999 and 2000 to repurchase our senior subordinated notes. Loans under the credit agreement bear interest between LIBOR plus 2.00% and LIBOR plus 3.00%. The credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries (and will be guaranteed by domestic automotive dealership subsidiaries acquired or established by us in the future) and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, we are required to comply with specified ratios and tests, including debt to equity, debt to EBITDA (as defined) and minimum working capital covenants. Our credit agreement also contains typical events of default including change of control and non-payment of obligations. Substantially all of our assets are subject to security interests granted to lenders under the credit agreement. The availability under the revolving portion of the credit agreement is subject to a collateral-based borrowing limitation which is determined based on certain of our allowable tangible assets (which does not include foreign assets). Revolving loans mature on August 3, 2005. With respect to the $161.0 million of term loans, $25.0 million must be repaid on December 23, 2003, $25.0 million must be repaid on December 23, 2005, and the remainder must be repaid on December 23, 2007. As of December 31, 2001, our outstanding borrowings under the credit agreement amounted to $541.5 million, $161.0 million of which was incurred in connection with the repurchase of notes. As of March 12, 2002, our outstanding borrowings under the credit agreement amounted to $604.5 million, which includes debt repayments subsequent to December 31, 2001 of $62.5 million (proceeds of warrants) and $50.0 million (sale-leaseback proceeds), and borrowings of $135.0 million placed in escrow to pay for Sytner.

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

      We intend to issue $300.0 million of senior subordinated notes pursuant to Rule 144A and Regulation S. These notes will mature in 2012. The notes will be unsecured senior subordinated notes and will rank behind all of our existing and future senior debt, including debt under our credit agreement. The notes will be guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We will be able to redeem all or some of the notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we will be allowed to redeem up to 35% of the notes with the net cash proceeds from specified public equity offerings. Upon a change of control each holder of notes will be able to require us to repurchase all or some of the notes at a redemption price of 101% of the principal amount of the notes. The notes will also contain customary negative covenants and events of default. We will be required to file a registration statement with the SEC and offer to exchange publicly-traded notes with the notes being privately issued. We will be required to pay penalty interest on the notes to the extent we do not comply with these registration requirements.

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

      In connection with one of the acquisitions consummated during 2001, we agreed to make a contingent payment in cash to the extent the 289,243 shares of common stock issued in connection with the acquisition have a market value at the time of sale of less than $17.29 per share. In addition, we agreed to make a contingent payment in cash to the extent the 841,476 shares of common stock issued in connection with an acquisition completed in 2000 have a market value at the time of sale of less than $12.00 per share.

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

      As of December 31, 2001, we had approximately $5.4 million of cash available to fund operations and future acquisitions. In addition, a maximum of $256.5 million was available for borrowing under our credit agreement as of March 12, 2002, which availability is subject to the credit agreement’s borrowing base collateral limitation (in general, the borrowing base equals certain of our allowable tangible assets plus $300.0 million). The borrowing base limitations currently limit our ability to access the full availability under our credit agreement. In the past twelve months, the actual availability which we could access under the credit agreement ranged from a high of $156.5 million on February 12, 2002 prior to borrowing $135.0 million for the Sytner acquisition to a low of $11.5 million on March 12, 2002. When availability under the credit agreement is low, we rely on cash flow from operations and the availability of floor plan financing to fund our day-to-day cash needs. If the equity offering is completed but the debt offering is not, actual availability under the credit agreement will increase by an additional $60.7 million. If both the equity and debt offerings are completed on the terms presently contemplated, actual availability under the credit agreement will increase by approximately $351.7 million.

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

      In July 2001 we invested in the Tulsa Auto Collection, a group of dealerships in Tulsa, Oklahoma. The Tulsa Auto Collection consists of seven dealerships representing the Ford, Lincoln-Mercury, Jaguar and Mazda brands. In addition, through the Tulsa Auto Collection, we operate two automotive care service centers and two used vehicle facilities in the Tulsa market. According to the terms of our joint venture arrangement, we have the option to buy out our partner over a period of time. Through December 2003, we also may, at our option, cause our partner to purchase our share of the collection or sell our share or the entire collection to a third party.

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

Forward Looking Statements

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations, other portions of this report and documents incorporated by reference in this report include, and public statements by our directors, officers and other employees may include, “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to

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

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in amendment no. 2 to our registration statement on Form S-3, filed March 12, 2002 (registration no. 333-82264) and additional risk factors identified from time to time in our periodic reports filed with the SEC. Important factors that could cause actual results to differ materially from our expectations, some of which are described in greater detail elsewhere in this report, include the following:

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

      Mr. Penske serves on Penske Corporation’s Compensation Committees and on our Compensation Committee.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information with respect to the beneficial ownership of our voting common stock as of February 25, 2002 by (except as noted) (1) each person known to us to own more than five percent of our voting common stock, (2) each of our directors, (3) each of our executive officers and (4) all of our directors and executive officers as a group.

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

	Shares Beneficially
	Owned(1)

Beneficial Owner	Number	Percent

Penske Capital Partners, L.L.C.(2)(3) One Harmon Plaza, Ninth Floor Secaucus, NJ 07094	14,464,452	37.93%
Aeneas Venture Corporation(3)(4) c/o Charlesbank Capital Partners, LLC 600 Atlantic Avenue Boston, MA 02210	2,675,456	9.70%
Penske Corporation(2)(3)(5) 13400 Outer Drive West Detroit, Michigan 48239	15,677,523	49.99%
J.P. Morgan Partners (BHCA), L.P.(6) c/o J.P. Morgan Partners, L.L.C 1221 Avenue of the Americas New York, New York 10020	5,925,196	18.20%
Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.)(7) c/o Aon Advisors, Inc. 200 East Randolph Street Chicago, Illinois 60601	2,614,058	8.92%
Samuel X. DiFeo(8)	387,867	1.39%
Michael R. Eisenson(9)	2,675,456	9.70%
James A. Hislop(10)	14,514,452	38.06%
Lucio A. Noto	1,000	*
Roger S. Penske(11)	24,801,990	64.29%

	Shares Beneficially
	Owned(1)

Beneficial Owner	Number	Percent

Richard J. Peters	6,000	*
Eustace W. Mita	308,000	*
Ronald G. Steinhart	7,250	*
Motokazu Yoshida(12)	1,302,326	4.62%
James R. Davidson(13)	66,020	*
Robert H. Kurnick, Jr.(14)	7,833	*
Paul H. Walters(14)	5,853	*
All directors and executive officers as a group ((14) persons)	29,620,595	76.06%

*	Less than 1%

(1)	Pursuant to the regulations of the SEC, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares. Each person is deemed to be the beneficial owner of securities which may be acquired within sixty days through the exercise of options, warrants, and rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person. However, any such shares are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person, except as noted.

(2)	Based on the Schedule 13D (Amendment No. 11) filed on February 28, 2002 (but without giving effect to shares of common stock which could be issued upon conversion of preferred stock based on accrued but unpaid dividends), Penske Capital has voting power with respect to 14,464,452 shares of common stock, including 11,278,410 shares of common stock held by International Motor Cars Group I, L.L.C. (“IMCG-I”) and 3,186,042 shares of common stock held by International Motor Cars Group II, L.L.C. (“IMCG-II”), in each case subject to the terms of the Second Amended and Restated Stockholders Agreement among various of our stockholders and us, dated as of February 22, 2002 (the “Stockholders Agreement”). Penske Capital’s beneficial ownership consists of 8,794.171 shares of Series A Convertible Preferred Stock, which are convertible into 8,794,171 shares of common stock; 648.588 shares of Series B Convertible Preferred Stock, which are convertible into 648.588 shares of Series A Convertible Preferred Stock (unless it would cause a regulatory problem) or 648,588 shares of non-voting or voting common stock, as the case may be; 3,915,580 shares of voting common stock; and 1,106,113 shares of non-voting common stock. Penske Capital is the managing member of each of International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. The managing members of Penske Capital are Roger Penske and James A. Hislop. The actual number of shares beneficially owned by Penske Capital may be increased upon conversion of preferred stock into common stock if dividends are accrued but unpaid at the time of conversion. Penske Capital is obligated to cause IMCG-I and IMCG-II to make special distributions to each of their members in connection with the sale of those securities by the members. Equity securities that will be distributed to the non-managing members of IMCG-I and IMCG-II will be sold in our proposed public offering. The non-managing members of IMCG-I are J.P. Morgan Partners (BHCA), L.P. (“JPMP”) and Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) (“AON”). The non-managing member of IMCG-II is JPMP. See Notes (6) and (7) below. Penske Capital is the managing member of IMCG-I and of IMCG-II. Pursuant to letter agreements entered into by Penske Capital, IMCG-I, IMCG-II, JPMP, AON and Penske Corporation in February 2002, IMCG-I and IMCG-II are obligated to distribute from time to time up to 5,925,197 shares of common stock attributable to JPMP’s membership interests in IMCG-I and IMCG-II in connection with a cash sale of such shares by JPMP, up to 2,614,058 shares of common stock attributable to AON’s membership interest in IMCG-I in connection with a cash sale of such shares by AON and up to 5,780,552 shares of common stock attributable to Penske Corporation’s membership interest in IMCG-I in connection with a cash sale of such shares by Penske Corporation. The numbers of shares which IMCG-I and IMCG-II are obligated to distribute to JPMP, AON and Penske Corporation, respectively, are subject to increase if dividends accrued on the preferred stock attributable to JPMP, AON or Penske Corporation, as applicable, remain unpaid at the time of conversion of the preferred stock into common stock. Those numbers will be reduced in connection with each distribution of shares to JPMP, AON and Penske Corporation, as applicable, by the number of shares distributed plus the number of shares representing any carried interest payable to Penske Capital as managing member of IMCG-I and IMCG-II pursuant to the operating agreements of those entities in respect of the shares distributed. Before such distribution, Penske Capital, as the managing member of IMCG-I and IMCG-II, retains the right to vote all of the equity securities held by IMCG-I and IMCG-II.

(3)	Penske Capital, IMCG-I, IMCG-II, Mitsui, JPMP, VSC and Aeneas Venture Corporation each disclaim beneficial ownership of the shares owned by the others that may be deemed to exist pursuant to the Stockholders Agreement.

(4)	Based on the Schedule 13D (Amendment No. 3) filed on February 14, 2002 by Charlesbank Capital Partners, LLC. Aeneas Venture Corporation, a title holding company for the endowment fund of Harvard University, is the direct beneficial owner of the common stock. Charlesbank Capital Partners, the investment advisor for Aeneas Venture Corporation, is the indirect beneficial owner of the common stock. Charlesbank has sole power to vote and sole power to dispose of such shares, subject to the terms of the Stockholders Agreement. Harvard has full discretion to direct the receipt of dividends, if any, received from the shares of common stock.

(5)	Based on the Schedule 13D (Amendment No. 11) filed on February 28, 2002 (but without giving effect to shares of common stock which could be issued upon conversion of preferred stock based on accrued but unpaid dividends), Penske Corporation is the direct beneficial owner of 9,896,871 shares of common stock, which it has sole power to vote and dispose, and the beneficial owner of up to 5,780,552 shares which are held by IMCG-I. Pursuant to a letter agreement entered into by Penske Corporation, IMCG-I and others in February 2002, IMCG-I is obligated to distribute to Penske Corporation from time to time up to 5,780,552 shares of common stock attributable to Penske Corporation’s membership interest in IMCG-I in connection with a cash sale of such shares by Penske Corporation. This number, which is subject to increase if dividends accrued on the preferred stock described below remain unpaid at the time of conversion of the preferred stock into common stock, will be reduced in connection with each distribution of shares to Penske Corporation by the number of shares distributed to and sold by Penske Corporation plus the number of shares representing any carried interest payable to the managing member pursuant to the operating agreement of IMCG-I with respect to the shares so distributed to Penske Corporation. The shares beneficially owned by Penske Corporation through IMCG-I consist of 3,773.690 shares of Series A convertible preferred stock, which are convertible into 3,773,690 shares of common stock, and 2,006,862 shares of common stock.

(6)	Based on the Schedule 13G filed March 1, 2002 by J.P. Morgan Partners (BHCA), L.P. J.P. Morgan (BHCA), L.P. (“JPMP”) is a non-managing member of IMCG-I and the non-managing member of IMCG-II. Pursuant to letter agreements entered into by JPMP, IMCG-I, IMCG-II and the other members in February 2002, IMCG-I and IMCG-II are obligated to distribute to JPMP from time to time up to 5,925,196 shares of common stock attributable to JPMP’s membership interest in IMCG-I and IMCG-II in connection with a cash sale of such shares by JPMP. This number, which is subject to increase if dividends accrued on the preferred stock described below remain unpaid at the time of conversion of the preferred stock into common stock, will be reduced in connection with each distribution of shares to JPMP by the number of shares distributed to and sold by JPMP plus the number of shares representing any carried interest payable to the managing member pursuant to the operating agreements of IMCG-I or IMCG-II, as the case may be, with respect to the shares so distributed to JPMP. Before such distribution, Penske Capital, as the managing member of IMCG-I and IMCG-II, retains the sole power to vote all of the equity securities held by IMCG-I and IMCG-II that are attributable to JPMP. The shares beneficially owned by JPMP through IMCG-I and IMCG-II prior to our proposed equity offering consist of 3,226.01652 shares of Series A convertible preferred stock, which are convertible into 3,226,016 shares of common stock; 642.10161 shares of Series B convertible preferred stock, which are convertible into 642,101 shares of common stock;

1,095,052 shares of non-voting common stock, which are convertible into 1,095,052 shares of common stock; and 962,027 shares of common stock. The 1,230,152 shares to be sold in our proposed equity offering consist of the shares received upon conversion of approximately 1,230.152 shares of Series A convertible preferred stock. If the underwriters’ over-allotment option is exercised in full, JPMP will sell 1,854,752 shares in the proposed equity offering and will beneficially own 4,070,444 shares after this offering (11.48% of outstanding shares).

(7)	Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) (“AON”) is a non-managing member of IMCG-I. Pursuant to a letter agreement entered into by AON, IMCG-I and the other members in February 2002, IMCG-I is obligated to distribute from time to time up to 2,614,058 shares of common stock attributable to AON’s membership interest in IMCG-I in connection with a cash sale of such shares by AON. This number, which is subject to increase if dividends accrued on the preferred stock described below remain unpaid at the time of conversion of the preferred stock into common stock, will be reduced in connection with each distribution of shares to AON by the number of shares distributed to and sold by AON plus the number of shares representing any carried interest payable to the managing member pursuant to the operating agreement of IMCG-I with respect to the shares so distributed to AON. Before such distribution, Penske Capital, as the managing member of IMCG-I, retains the sole power to vote all of the equity securities held by IMCG-I that are attributable to AON. The shares beneficially owned by AON through IMCG-I prior to our proposed equity offering consist of 1,706.52263 shares of Series A convertible preferred stock, which are convertible into 1,706,523 shares to common stock; and 907,535 shares of common stock. The 542,715 shares to be sold by AON in our proposed equity offering consist of the shares received upon conversion of approximately 542.715 shares of Series A convertible preferred stock. If the underwriters’ over-allotment option is exercised in full, AON will sell 818,115 shares in the proposed equity offering and will beneficially own 1,795,943 shares after this offering (5.40% of outstanding shares).

(8)	Includes options to purchase 281,667 shares of common stock that are exercisable within 60 days of February 25, 2002.

(9)	Represents the shares held by Aeneas. Mr. Eisenson is the Managing Director and Chief Executive Officer of Charlesbank, the investment advisor of Aeneas. Mr. Eisenson disclaims beneficial ownership of all shares held by Aeneas.

(10)	Includes the 14,464,452 shares deemed to be beneficially owned by Penske Capital. Mr. Hislop is a managing member of Penske Capital. Mr. Hislop disclaims beneficial ownership of the shares beneficially owned by Penske Capital.

(11)	Includes the 14,464,452 shares deemed to be beneficially owned by Penske Capital, for which shares Mr. Penske may be deemed to have shared voting and shared dispositive power, 9,896,871 shares deemed to be beneficially owned by Penske Corporation, for which shares Mr. Penske may be deemed to have shared voting and shared dispositive power, and options to purchase 421,667 shares, for which shares Mr. Penske holds sole voting and dispositive power. Mr. Penske is a managing member of Penske Capital and the Chairman and Chief Executive Officer of Penske Corporation. Mr. Penske disclaims beneficial ownership of the shares beneficially owned by Penske Capital and Penske Corporation.

(12)	Represents the shares held by Mitsui. Mr. Yoshida is the nominee of Mitsui to our board of directors and serves as the Chief Operating Officer, Motor Vehicles, Marine and Aerospace Group of Mitsui. Subject to the Stockholders Agreement, Mitsui has sole voting and dispositive power with respect to the common stock. Mr. Yoshida disclaims beneficial ownership of the shares held by Mitsui.

(13)	Includes 62,000 shares issuable upon the exercise of options that are vested and exercisable within 60 days and 500 shares held by Mr. Davidson’s wife. Mr. Davidson disclaims beneficial ownership of all shares held by his wife.

(14)	Includes 5,833 shares issuable upon the exercise of options that are vested and exercisable within 60 days.

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

      Stockholders Agreement. On May 3, 1999 we entered into a stockholders agreement with the Purchasers and Trace International Holdings, Inc., AIF II, L.P. and Aeneas Venture Corporation. As a result of the Mitsui Transaction, the stockholders agreement was amended and restated in February 2001. On February 22, 2002, we entered into a second amended and restated stockholders agreement (superseding the May 3, 1999 and February 28, 2001 stockholders agreements) with Aeneas Venture Corporation (“Harvard”), International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (the “PCP Entities”), Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (together, “Mitsui”), Penske Corporation, Penske Automotive Holdings Corp., and Penske Capital Partners, L.L.C. (together, “Penske”), J.P. Morgan Partners (BHCA), L.P. (“JPMP”) (as to certain sections only) and Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) (“AON”) (as to certain sections only). Each of Harvard, the PCP Entities, Mitsui and Penske are referred to in this section as the “Significant Stockholders.” As amended and restated, we refer to this agreement in this report as the “Stockholder’s Agreement”.

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

      If the beneficial ownership in us of the PCP Entities and Penske is reduced below 20%, the number of designees of the PCP Entities will be reduced by one for each 2.5% decrease in beneficial ownership. In addition, the right of the PCP Entities to designate directors will be suspended when the beneficial ownership in us of the PCP Entities and Penske is reduced below 10%. The right of Mitsui to designate a director will be suspended when Mitsui’s beneficial ownership is reduced to below 2.5%. If the right of the PCP Entities or Mitsui to nominate directors is reduced, the Significant Stockholders must use their reasonable best efforts to have the successors to those directors both be selected by a majority of the remaining directors, excluding the director whose position is no longer entitled to be designated by Mitsui or the PCP Entities, and not be affiliates of the PCP Entities. These provisions regarding board membership terminate in February 2005.

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

      In addition, on February 22, 2002, we entered into a registration rights agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C., JPMP and AON. Pursuant to the agreement, we are required to have declared effective a shelf registration statement covering approximately

3,714,731 shares for the benefit of Harvard, JPMP and AON (including 1,448,323 shares beneficially owned by Harvard) on or prior to the 90th day following the effective date of the registration statement relating to our concurrent public offering of equity securities. In addition, we are also required to file an additional shelf registration statement registering an additional 4,500,000 shares of common stock for the benefit of the selling stockholders in our proposed public offering of equity securities and to have this registration statement declared effective by February 1, 2003. We also granted certain piggyback registration rights to the stockholders. As part of this agreement, JPMP and AON agreed not to sell 4,500,000 shares of common stock through January 31, 2003. JPMP and AON have agreed to lockup agreements with the underwriters in our proposed equity offering which will restrict the sale of all shares of common stock owned by them for 90 days from the effective date of the registration statement relating to our proposed equity offering.

      From time to time we have entered into other registration rights agreements pursuant to which we have granted piggyback rights and, on occasion, demand rights. We do not believe the number of shares covered by these additional agreements is significant.

      We have agreed to pay all expenses (subject to some limitations) incident to the registration and disposition of the securities registered pursuant to the registration rights agreements (other than underwriting discounts and commissions in respect thereof). Pursuant to these agreements, in our proposed public offering of equity securities, we propose to register 3,000,000 shares of common stock for sale by Aeneas Venture Corporation and two members of the Purchasers, J.P. Morgan Partners (BHCA), L.P. and Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.).

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

      (b) Reports on Form 8-K.

      We filed the following Current Reports on Form 8-K during the three month period ended December 31, 2001:

1.	October 10, 2001, reporting under Items 7 and 9 (announcement of a conference call discussing financial results for the third quarter).

2.	October 24, 2001, reporting under Items 7 and 9 (announcement of results for the third quarter 2001).

3.	November 7, 2001, reporting under Items 7 and 9 (announcement that Chairman Roger Penske will be participating in a panel discussion to investment analysts at the Merrill Lynch Automotive Idea Summit to be held in New Orleans, Louisiana).

4.	November 16, 2001, reporting under Items 7 and 9 (announcement of the completion of a $250 million increase in its revolving credit facility.).

5.	December 28, 2001, reporting under Items 7 and 9 (announcement that it expects to earn at least $0.31 per share for the fourth quarter ending December 31, 2001).

      (c) Exhibits

      Each management contract or compensatory plan or arrangement is identified with an asterisk.

3(i).	1(c)	Third Restated Certificate of Incorporation dated October 28, 1996
3(i).	2(g)	Certificate of Amendment of Certificate of Incorporation dated August 3, 1999.
3(i).	3(l)	Amendment One to the Company’s Third Restated Certificate of Incorporation amended December 13, 2000.
3	(ii)(b)	Restated Bylaws.
4.	1(b)	Specimen Common Stock Certificate.
4.	2(d)	Indenture, dated as of July 23, 1997, among us, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Note and Guarantee.
4.	4(d)	Indenture, dated as of September 16, 1997, among us, the Guarantors party thereto and The Bank of New York, as Trustee, including from of Series B Note and Guarantee.
4.	5(f)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
4.	6	See Exhibits 3(i) and 3(ii) for provisions of our Third Restated Certificate of Incorporation, as amended, and Restated Bylaws defining the rights of holders of our common stock.
4.	7	See Exhibits 10.1.19.6, 10.1.19.7 and 10.1.19.8.
10.	1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among us and the investors listed therein, as amended July 31, 1996.
*10.	1.8.2(j)	First Amended and Restated Stock Option Plan.
*10.	1.13.1(n)	Amended and Restated Non-employee Director Compensation Plan.
*10.	1.15(b)	Form of Option Certificate in favor of Samuel X. DiFeo and Joseph C. DiFeo.
10.	1.19.6(k)	Amended and Restated Credit Agreement, dated as of December 22, 2000, among us, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.

10.	1.19.7(o)	First Amendment to the Amended and Restated Credit Agreement dated October 29, 2001, among us, various financial institutions and Chrysler Financial Company L.L.C., as agent for the Lenders.
10.	1.19.8(q)	Second Amendment to the Amended and Restated Credit Agreement dated as of February 8, 2002 among us, various financial institutions and DaimlerChrysler Services North American LLC (formerly Chrysler Financial Company L.L.C.), as agent for the lenders.
*10.	2(f)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and us.
10.	2.1(q)	Form of Infiniti Dealer Sales and Service Agreement with Infiniti Division of Nissan North America, Inc., including Standard Provisions.
10.	2.2(q)	Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company, including Standard Provisions.
10.	2.3(q)	Form of Honda Automobile Dealer Sales and Service Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions.
10.	2.4(q)	Form of Lexus Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc., including Standard Provisions.
10.	2.5(q)	Form of BMW of North America, Inc. Car Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.	2.6(q)	Form of BMW of North America, Inc. SAV Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.	2.7(q)	Form of Toyota Dealer Agreement with Toyota Motor Company, including Standard Provisions.
10.	2.8(q)	Form of General Motors Corporation Dealer Sales and Service Agreement with General Motors Corporation, including Standard Provisions.
10.	2.9(q)	Form of Nissan Dealer Sales & Service Agreement with Nissan North America, Inc., including Standard Provisions.
10.	2.10(q)	Form of Sales and Service Agreement with Chrysler Corporation, including Standard Provisions.
10.	2.11(k)	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions.
10.	2.12(k)	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions.
10.	2.13(q)	Form of Ford Sales and Service Agreement with Ford Motor Company, including Standard Provisions.
10.	2.14(q)	Form of Audi Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc., including Standard Provisions.
10.	2.15(q)	Form of Automobile Dealer Sales and Service Agreement with Acura Division, American Honda Motor Co., Inc., including Standard Provisions.
10.	2.16(q)	Form of Porsche Sales and Service Agreement with the Porsche division of Ford Motor Company, including Standard Provisions.
10.	2.17(q)	Form of Dealer Agreement with Land Rover North America, Inc., including Standard Provisions.
*10.	2.26(b)	Settlement Agreement, dated as of October 3, 1996, among us and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.
*10.	3(g)	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske.
*10.	4(g)	Stock Option Agreement, dated as of August 3, 1999 between us and Marshall S. Cogan.
*10.	8.3(b)	Form of Employment Agreement between us, UAG West, Inc., and Steven Knappenberger.

10.	20.1(e)	Securities Purchase Agreement, dated as of April 12, 1999, among us and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
10.	20.2(e)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.	20.3(e)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
10.	20.4(e)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.	20.7(f)	Registration Rights Agreement, dated as of May 3, 1999, by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
*10.	22(h)	Severance Agreement, dated August 2, 1999 between us and James Davidson.
*10.	23(h)	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo.
10.	24(i)	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.	25(i)	Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc and CarsDirect.com, Inc.
10.	26(k)	Purchase Agreement by and between Penske Automotive Holdings Corp. and us dated as of December 22, 2000.
10.	26.1(k)	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000.
10.	27(k)	Purchase Agreement by and between Mitsui & Co., Ltd. and us dated as of December 22, 2000.
10.	27.1(k)	Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 28, 2001.
10.	27.2(q)	Second Amended and Restated Stockholders Agreement by and among Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation, Penske Automotive Holdings Corp., Penske Capital Partners, L.L.C., Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) and us dated as of February 2, 2002.
10.	27.3(k)	Letter Agreement among Penske Corporation, us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated February 28, 2001.
10.	28(l)	Agreement between us and Marshall S. Cogan dated April 24, 2001.
10.	28(o)	Purchase Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.	28.1(o)	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.	28.2(o)	Assignment of Limited Liability Company Membership Interests dated December 31, 2001, between Roger S. Penske, Jr. and us.
10.	29(m)	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA.
10.	30(m)	Limited Liability Company Agreement of UAG Cerritos, LLC dated July 7, 2000 between us and Roger S. Penske, Jr.
10.	31.1(m)	Limited Liability Company Agreement of UAG Connecticut I, LLC dated March 1, 2001 between UAG Connecticut, LLC and The Miller Continental Group LLC.
10.	31.2(m)	Assignment of Limited Liability Company Membership Interests dated March 1, 2001 between UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.	31.3(m)	Pledge Agreement dated March 1, 2001 by The Miller Continental Group LLC in favor of UAG Connecticut, LLC and Automotive Group Realty, LLC.

10.	31.4(m)	Promissory Note dated March 1, 2001 of The Miller Continental Group LLC in favor of UAG Connecticut, LLC.
10.	31.5(m)	Real Property Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.	31.6(m)	Third Party Approval Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.	32(q)	Registration Rights Agreement among us, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., and Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.).
10.	33(q)	Amended and Restated Registration Rights Agreement dated February 22, 2002 among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc.
21.	1(a)	Our subsidiaries.
23.	1(a)	Consent of Deloitte & Touche LLP.
99.	1(p)	Risk Factors.

(a)	Filed with this report.
(b)	Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-09429.
(c)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-12297.
(d)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297.
(e)	Incorporated by reference to our Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297.
(f)	Incorporated by reference to our Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297.
(g)	Incorporated by reference to our Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297.
(h)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, file No. 001-12297.
(i)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-12297.
(j)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-12297.
(k)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-12297.
(l)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 011-12297
(m)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 011-12297
(n)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 011-12297
(o)	Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-3, File No. 333-82264, filed on February 6, 2002.

(p)	Incorporated by reference to the information under the caption “Risk Factors” beginning on page 8 of Amendment No. 2 to our Registration Statement on Form S-3, File No. 333-82264, filed on March 12, 2002.

(q)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, File No. 011-12297.

      (d) Schedules — No Financial Statement Schedules are required to be filed as part of this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 11, 2002.

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

INDEX OF EXHIBITS

3(i).1(c)	Third Restated Certificate of Incorporation dated October 28, 1996
3(i).2(g)	Certificate of Amendment of Certificate of Incorporation dated August 3, 1999.
3(i).3(l)	Amendment One to the Company’s Third Restated Certificate of Incorporation amended December 13, 2000.
3(ii)(b)	Restated Bylaws.
4.1(b)	Specimen Common Stock Certificate.
4.2(d)	Indenture, dated as of July 23, 1997, among us, the Guarantors party thereto and The Bank of New York, as Trustee, including form of Note and Guarantee.
4.4(d)	Indenture, dated as of September 16, 1997, among us, the Guarantors party thereto and The Bank of New York, as Trustee, including from of Series B Note and Guarantee.
4.5(f)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
4.6	See Exhibits 3(i) and 3(ii) for provisions of our Third Restated Certificate of Incorporation, as amended, and Restated Bylaws defining the rights of holders of our common stock.
4.7	See Exhibits 10.1.19.6, 10.1.19.7 and 10.1.19.8.
10.1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among us and the investors listed therein, as amended July 31, 1996.
10.1.8.2(j)	First Amended and Restated Stock Option Plan.
10.1.13.1(n)	Amended and Restated Non-employee Director Compensation Plan.
10.1.15(b)	Form of Option Certificate in favor of Samuel X. DiFeo and Joseph C. DiFeo.
10.1.19.6(k)	Amended and Restated Credit Agreement, dated as of December 22, 2000, among us, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.
10.1.19.7(o)	First Amendment to the Amended and Restated Credit Agreement dated October 29, 2001, among us, various financial institutions and Chrysler Financial Company L.L.C., as agent for the Lenders.
10.1.19.8(q)	Second Amendment to the Amended and Restated Credit Agreement dated as of February 8, 2002 among us, various financial institutions and DaimlerChrysler Services North American LLC (formerly Chrysler Financial Company L.L.C.), as agent for the lenders.
10.2(f)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and us.
10.2.1(q)	Form of Infiniti Dealer Sales and Service Agreement with Infiniti Division of Nissan North America, Inc., including Standard Provisions.
10.2.2(q)	Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company, including Standard Provisions.
10.2.3(q)	Form of Honda Automobile Dealer Sales and Service Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions.
10.2.4(q)	Form of Lexus Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc., including Standard Provisions.
10.2.5(q)	Form of BMW of North America, Inc. Car Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.2.6(q)	Form of BMW of North America, Inc. SAV Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.2.7(q)	Form of Toyota Dealer Agreement with Toyota Motor Company, including Standard Provisions.
10.2.8(q)	Form of General Motors Corporation Dealer Sales and Service Agreement with General Motors Corporation, including Standard Provisions.
10.2.9(q)	Form of Nissan Dealer Sales & Service Agreement with Nissan North America, Inc., including Standard Provisions.

10.2.10(q)	Form of Sales and Service Agreement with Chrysler Corporation, including Standard Provisions.
10.2.11(k)	Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions.
10.2.12(k)	Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions.
10.2.13(q)	Form of Ford Sales and Service Agreement with Ford Motor Company, including Standard Provisions.
10.2.14(q)	Form of Audi Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc., including Standard Provisions.
10.2.15(q)	Form of Automobile Dealer Sales and Service Agreement with Acura Division, American Honda Motor Co., Inc., including Standard Provisions.
10.2.16(q)	Form of Porsche Sales and Service Agreement with the Porsche division of Ford Motor Company, including Standard Provisions.
10.2.17(q)	Form of Dealer Agreement with Land Rover North America, Inc., including Standard Provisions.
10.2.26(b)	Settlement Agreement, dated as of October 3, 1996, among us and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.
10.3(g)	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske.
10.4(g)	Stock Option Agreement, dated as of August 3, 1999 between us and Marshall S. Cogan.
10.8.3(b)	Form of Employment Agreement between us, UAG West, Inc., and Steven Knappenberger.
10.20.1(e)	Securities Purchase Agreement, dated as of April 12, 1999, among us and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
10.20.2(e)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.3(e)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
10.20.4(e)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.20.7(f)	Registration Rights Agreement, dated as of May 3, 1999, by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.22(h)	Severance Agreement, dated August 2, 1999 between us and James Davidson.
10.23(h)	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo.
10.24(i)	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.25(i)	Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc and CarsDirect.com, Inc.
10.26(k)	Purchase Agreement by and between Penske Automotive Holdings Corp. and us dated as of December 22, 2000.
10.26.1(k)	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000.
10.27(k)	Purchase Agreement by and between Mitsui & Co., Ltd. and us dated as of December 22, 2000.
10.27.1(k)	Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 28, 2001.

10.27.2(q)	Second Amended and Restated Stockholders Agreement by and among Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation, Penske Automotive Holdings Corp., Penske Capital Partners, L.L.C., Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) and us dated as of February 2, 2002.
10.27.3(k)	Letter Agreement among Penske Corporation, us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated February 28, 2001.
10.28(l)	Agreement between us and Marshall S. Cogan dated April 24, 2001.
10.28(o)	Purchase Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.28.1(o)	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.28.2(o)	Assignment of Limited Liability Company Membership Interests dated December 31, 2001, between Roger S. Penske, Jr. and us.
10.29(m)	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA.
10.30(m)	Limited Liability Company Agreement of UAG Cerritos, LLC dated July 7, 2000 between us and Roger S. Penske, Jr.
10.31.1(m)	Limited Liability Company Agreement of UAG Connecticut I, LLC dated March 1, 2001 between UAG Connecticut, LLC and The Miller Continental Group LLC.
10.31.2(m)	Assignment of Limited Liability Company Membership Interests dated March 1, 2001 between UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.31.3(m)	Pledge Agreement dated March 1, 2001 by The Miller Continental Group LLC in favor of UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.31.4(m)	Promissory Note dated March 1, 2001 of The Miller Continental Group LLC in favor of UAG Connecticut, LLC.
10.31.5(m)	Real Property Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.31.6(m)	Third Party Approval Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.32(q)	Registration Rights Agreement among us, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., and Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.).
10.33(q)	Amended and Restated Registration Rights Agreement dated February 22, 2002 among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc.
21.1(a)	Our subsidiaries.
23.1(a)	Consent of Deloitte & Touche LLP.
99.1(p)	Risk Factors.

(a)	Filed with this report.
(b)	Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-09429.
(c)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-12297.
(d)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297.
(e)	Incorporated by reference to our Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297.
(f)	Incorporated by reference to our Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297.
(g)	Incorporated by reference to our Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297.

(h)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, file No. 001-12297.
(i)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-12297.
(j)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-12297.
(k)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-12297.
(l)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 011-12297
(m)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 011-12297
(n)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 011-12297
(o)	Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-3, File No. 333-82264, filed on February 6, 2002.

(p)	Incorporated by reference to the information under the caption “Risk Factors” beginning on page 8 of Amendment No. 2 to our Registration Statement on Form S-3, File No. 333-82264, filed on March 12, 2002.

(q)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the years ended December 31, 2001, File No. 011-12297.