Form 10-Q
period 2002-03-31
UNITED AUTO GROUP INC
filed 2002-05-15
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     As of May 10, 2002, there were 39,833,248 shares of voting common stock outstanding and 1,106,113 shares of non-voting common stock outstanding.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
PART II
SIGNATURES
EXHIBIT INDEX
EX-4.5.1 Certificate of Designation of Series B
EX-10.1.19.1 Third Amendment to Credit Agreement

Page

PART I
1. Financial Statements and Supplementary Data (unaudited)
Consolidated Condensed Balance Sheets as of March 31, 2002 and December 31, 2001	1
Consolidated Condensed Statements of Income for the three months ended March 31, 2002 and 2001	2
Consolidated Condensed Statements of Cash Flow for the three months ended March 31, 2002 and 2001	3
Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Income for the three months ended March 31, 2002	4
Notes to Consolidated Condensed Financial Statements	5
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
PART II
1. Legal Proceedings	18
6. Exhibits, Financial Statement Schedules and Reports on Form 8-K	18
Signatures	20

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$2,620	$5,416
Accounts receivable, net	289,795	258,266
Inventories	832,526	641,400
Other current assets	27,956	16,434

Total current assets	1,152,897	921,516
Property and equipment, net	215,986	185,452
Intangible assets, net	905,545	784,149
Other assets	59,509	55,459

Total Assets	$2,333,937	$1,946,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Floor plan notes payable	$758,172	$620,014
Accounts payable	115,250	76,550
Accrued expenses	121,898	85,512
Current portion of long-term debt	12,528	4,202

Total current liabilities	1,007,848	786,278
Long-term debt	572,693	551,840
Other long-term liabilities	94,208	92,775

Total liabilities	1,674,749	1,430,893
Stockholders’ Equity
Preferred stock	—	—
Common stock	3	2
Additional paid-in-capital	572,122	445,311
Retained earnings	91,742	78,750
Accumulated other comprehensive loss	(4,679)	(8,380)

Total stockholders’ equity	659,188	515,683

Total Liabilities and Stockholders’ Equity	$2,333,937	$1,946,576

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

New vehicle sales	$977,771	$805,853
Used vehicle sales	312,039	265,980
Finance and insurance	39,068	33,017
Service and parts	169,419	140,622
Fleet sales	34,325	37,526
Wholesale vehicle sales	100,486	88,617

Total revenues	1,633,108	1,371,615
Cost of sales	1,396,101	1,179,825

Gross profit	237,007	191,790
Selling, general and administrative expenses	193,820	157,894

Operating income	43,187	33,896
Floor plan interest expense	8,614	12,578
Other interest expense	7,872	9,668

Income before minority interests and income taxes	26,701	11,650
Minority interests	(416)	(14)
Income taxes	(10,574)	(5,066)

Net income	$15,711	$6,570

Basic net income per common share	$0.52	$0.23

Net income per diluted common share	$0.40	$0.21

Shares used in computing basic per share data	27,542	22,438

Shares used in computing diluted per share data	39,196	31,843

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net income	$15,711	$6,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,553	7,677
Minority interests	416	14
Changes in operating assets and liabilities
Accounts receivable	9,081	(22,540)
Inventories	(46,050)	28,193
Floor plan notes payable	23,489	(45,119)
Accounts payable and accrued expenses	(4,241)	(9,146)
Other	2,639	5,439

Net cash provided by (used in) operating activities	5,598	(28,912)

Investing activities:
Purchase of equipment and improvements	(36,367)	(22,283)
Proceeds from sale-leaseback transactions	50,000	—
Dealership acquisitions, net	(149,485)	(72,169)

Net cash used in investing activities	(135,852)	(94,452)

Financing activities:
Proceeds from borrowings of long-term debt	478,000	110,051
Payments of long-term debt and capital leases	(477,354)	(7,757)
Proceeds from issuance of common stock	126,812	14,142

Net cash provided by financing activities	127,458	116,436

Net decrease in cash and cash equivalents	(2,796)	(6,928)
Cash and cash equivalents, beginning of period	5,416	7,413

Cash and cash equivalents, end of period	$2,620	$485

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars In Thousands)
(Unaudited)

	Class A		Class B		Voting and
	Convertible		Convertible		Non-voting
	Preferred Stock		Preferred Stock		Common Stock
							Additional
	Issued		Issued		Issued		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings

Balances, January 1, 2002	8,794	$—	649	$—	23,540,231	$2	$445,311	$78,750
Issuance of common stock	(1,913)	—	—	—	9,936,812	1	124,184	—
Exercise of options	—	—	—	—	167,778	—	2,627	—
Payment of preferred stock dividends	—	—	—	—	—	—	—	(2,719)
Fair value of interest rate swap agreement	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	15,711

Balances, March 31, 2002	6,881	$—	649	$—	33,644,821	$3	$572,122	$91,742

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive	Total
	Income	Stockholders’	Comprehensive
	(Loss)	Equity	Income

Balances, January 1, 2002	$(8,380)	$515,683	$—
Issuance of common stock	—	124,185	—
Exercise of options	—	2,627	—
Payment of preferred stock dividends	—	(2,719)	—
Fair value of interest rate swap agreement	3,539	3,539	3,539
Foreign currency translation	162	162	162
Net income	—	15,711	15,711

Balances, March 31, 2002	$(4,679)	$659,188	$19,412

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

1. Basis of Presentation

      The information presented as of March 31, 2002 and 2001 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year consolidated condensed financial statements to conform to the current year presentation.

2. Inventories

      Inventories consisted of the following:

	March 31,	December 31,
	2002	2001

New vehicles	$605,442	$490,445
Used vehicles	180,073	111,253
Parts, accessories and other	47,011	39,702

Total inventories	$832,526	$641,400

3. Business Combinations

      During 2001 and 2000, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

      During the three months ended March 31, 2002, the Company acquired 62 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $144,832 in cash. The consolidated condensed balance sheets include preliminary allocations of the purchase price relating to these acquisitions, which are subject to final adjustment. Such allocations resulted in recording approximately $120,050 of intangibles.

      The following unaudited consolidated pro forma results of operations of the Company for the three month periods ended March 31, 2002 and 2001 give effect to acquisitions consummated subsequent to January 1, 2001 as if they had occurred on January 1, 2001.

	Three Months Ended
	March 31,

	2002	2001

Revenues	$1,813,443	$1,694,172
Income before minority interests and income taxes	29,177	18,684
Net income	17,472	10,884
Net income per diluted common share	0.45	0.34

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

4. Capital Stock

      In February 2002, affiliates of Penske Corporation exercised warrants to acquire voting and non-voting common stock of the Company. The warrants were issued in connection with such affiliates’ investment in the Company in May and August of 1999. As a result, the Company issued 3,915,580 shares of voting common stock and 1,106,113 shares of non-voting common stock in exchange for $62,520. In March 2002, the Company completed the sale of 3,000,000 shares of voting common stock to the public in an underwritten registered offering at $22.00 per share. Net proceeds of the two equity transactions totaled approximately $124,000, which was used to repay indebtedness under the Company’s credit agreement.

5. Senior Subordinated Notes

      In March 2002, the Company completed the sale of $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012. The sale of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act, as amended. The notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreement. The notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we are allowed to redeem up to 35% of the notes with the net cash proceeds from specified public equity offerings. Upon a change of control each holder of notes will be able to require us to repurchase all or some of the notes at a redemption price of 101% of the principal amount of the notes. The notes also contain customary negative covenants and events of default. Net proceeds from the offering amounted to approximately $292,200, which was used to repay indebtedness under the Company’s credit agreement.

6. Intangible Assets

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” As a result, the Company no longer amortizes goodwill. The following is presented as if the statement were adopted at January 1, 2001:

	Three Months Ended
	March 31,

	2002	2001

Net income	$15,711	$6,570
Goodwill amortization, net of tax	—	2,616

Pro forma net income	$15,711	$9,186

Pro forma basic net income per common share	$0.52	$0.34

Pro forma net income per diluted common share	$0.40	$0.29

7. Earnings Per Share

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

(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the three month periods ended March 31, 2002 and 2001 follows:

	Three Months Ended
	March 31,

	2002	2001

Weighted average number of common shares outstanding	27,542,000	22,438,000
Effect of stock options, preferred stock and warrants	11,654,000	9,405,000

Weighted average number of common shares outstanding, including effect of dilutive securities	39,196,000	31,843,000

8. Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Three Months Ended
	March 31,

	2002	2001

Cash paid for interest	$19,067	$23,037
Cash paid for income taxes	220	1,470
Acquisition costs financed with assumed debt	22,448	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We are the third largest publicly-held automotive retailer in the United States as measured by total revenues. As of March 31, 2002, we owned and operated 123 franchises in the United States and 66 franchises internationally, primarily in the United Kingdom. As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate collision repair centers and sell various aftermarket products, including finance, warranty, extended service and other insurance contracts.

      New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of warranty policies, extended service contracts, other insurance policies, and accessories, as well as from fees for placing finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

      Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts services. Our gross profit generally varies across product lines, with new vehicle sales usually resulting in lower gross profit margins and our other products resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

      Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable (such as sales commissions), and a significant portion of our general and administrative expenses are subject to our control (such as advertising), allowing us to adjust them over time to reflect economic trends.

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

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting standards generally accepted in the United States of America requires the application of accounting policies that often involve a significant amount of judgment. Such judgments influence the reported amounts of the assets, liabilities, revenues and expenses in the Company’s consolidated financial statements. Management, on an ongoing basis, reviews estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the consolidated financial statements may change significantly.

      Following is a summary of the accounting policies applied in the preparation of our consolidated financial statements that management believes are most dependent upon the use of estimates and assumptions.

Finance and Insurance Revenue Recognition

      The Company records revenue arising in connection with the placement of certain third party retail finance contracts and third party extended warranty contracts sold by us to customers. The Company is not the obligor under any of these contracts. The unearned portion of these fees may be charged back to us based on the relevant terms of the contracts if the underlying contract is terminated prior to the expiration of the contract. The revenue we record relating to these fees is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of ultimate chargeback exposure is based on our historical chargeback expense arising from similar types of contracts.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $252.8 million, or 20.3%, from $1.2 billion to $1.5 billion. The overall increase in retail revenues is due primarily to: (1) a $73.7 million, or 6.4%, increase in retail revenues at dealerships owned prior to January 1, 2001, and (2) dealership acquisitions made subsequent to January 1, 2001, partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 2001 reflects 7.3%, 2.3%, 12.4% and 7.7% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $134.8 million from fleet and wholesale transactions represent a 6.9% increase versus the prior year. The increase in fleet and wholesale revenues is due to acquisitions subsequent to January 1, 2001, offset by a $5.1 million, or 4.6% decrease at stores owned prior to January 1, 2001.

      Retail sales of new vehicles increased by $171.9 million, or 21.3%, from $805.9 million to $977.8 million. The increase is due primarily to: (1) a $54.6 million, or 7.3%, increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001, partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2001, is due primarily to a 4.7% increase in new retail unit sales and an increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 16.0%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001, partially offset by the decrease due to divested dealerships. We retailed 36,007 new vehicles (66.5% of total retail vehicle sales) during the three months ended March 31, 2002, compared with 31,035 new vehicles (65.3% of total retail vehicle sales) during the three months ended March 31, 2001.

      Retail sales of used vehicles increased by $46.1 million, or 17.3%, from $266.0 million to $312.0 million. The increase is due primarily to: (1) a $5.6 million, or 2.3%, increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001, partially offset by a decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2001, is due primarily to a 2.7% increase in used retail unit sales, offset slightly by a decrease in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 10.2%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2001, and (2) acquisitions made subsequent to January 1, 2001, partially offset by the decrease due to divested dealerships. We retailed 18,169 used vehicles (33.5% of total retail vehicle sales) during the three months ended March 31, 2002, compared with 16,486 used vehicles (34.7% of total retail vehicle sales) during the three months ended March 31, 2001.

      Finance and insurance revenues increased by $6.1 million, or 18.3%, from $33.0 million to $39.1 million. The increase is due primarily to: (1) a $3.4 million, or 12.4%, increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001, partially offset by a decrease resulting from the divestiture of certain dealerships.

      Service and parts revenues increased by $28.8 million, or 20.5%, from $140.6 million to $169.4 million. The increase is due primarily to: (1) a $10.1 million, or 7.7%, increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001, partially offset by a decrease resulting from the divestiture of certain dealerships.

      Fleet revenues decreased $3.2 million, or 8.5%, versus the comparable prior year period. The decrease in fleet revenues is due primarily to: (1) a $3.7 million, or 11.9%, decrease in fleet sales revenues at dealerships owned prior to January 1, 2001 and (2) a decrease resulting from the divestiture of certain dealerships, partially offset by an increase due to acquisitions made subsequent to January 1, 2001.

      Wholesale revenues increased $11.9 million, or 13.4%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to acquisitions made subsequent to January 1, 2001, partially offset by (1) a $1.5 million, or 1.8%, decrease at dealerships owned prior to January 1, 2001 and (2) a decrease resulting from the divestiture of certain dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $44.5 million, or 23.3%, from $191.5 million to $236.0 million. The increase in gross profit is due to: (1) a $16.9 million, or 9.8%, increase in retail gross profit at stores owned prior to January 1, 2001, and (2) acquisitions made subsequent to January 1, 2001, partially offset by a decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions increased from 14.0% to 14.5%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.6%, 11.1%, 100.0%, and 46.0%, respectively, compared with 8.4%, 10.5%, 100.0% and 44.8% in the comparable prior year period. The increase in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (1) increased gross profit margins on new vehicle revenues, (2) increased gross profit margins on used vehicle revenues and (3) increased gross profit margins on service and parts revenues, partially offset by an increase in the relative proportion of lower margin new vehicle sales revenues to total retail vehicle revenues. Aggregate gross profit on fleet and wholesale transactions increased by $0.7 million to $1.0 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $35.9 million, or 22.8%, from $157.9 million to $193.8 million. Such expenses increased as a percentage of total revenue from 11.5% to 11.9%, and decreased as a percentage of gross profit from 82.3% to 81.8%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $16.1 million, or 11.8%, increase at dealerships owned prior to January 1, 2001, and (2) acquisitions made subsequent to January 1, 2001, partially offset by (1) a $4.6 million decrease in goodwill amortization due to the adoption of SFAS No. 142, and (2) a decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expenses at stores owned prior to January 1, 2001 is due in large part to increased selling expenses, including increases in variable compensation as a result of the 9.8% increase in retail gross profit over the prior year, depreciation, healthcare costs, and other insurance costs versus the prior year.

      Floor Plan Interest Expense. Floor plan interest expense decreased by $4.0 million, or 31.5%, from $12.6 million to $8.6 million. The decrease in floor plan interest expense is due to (1) a $6.7 million, or 62.6%, decrease at stores owned prior to January 1, 2001 and (2) a decrease relating to the divestiture of certain dealerships, partially offset by acquisitions made subsequent to January 1, 2001. The decrease at stores owned prior to January 1, 2001 is due primarily to a decrease in inventory at dealerships owned prior to January 1, 2001, coupled with a decrease in our weighted average borrowing rate on floor plan indebtedness during 2002.

      Other Interest Expense. Other interest expense decreased by $1.8 million, or 18.6%, from $9.7 million to $7.9 million. The decrease is due primarily to increased acquisition related indebtedness, offset in part by (1) a decrease in our weighted average borrowing rate during 2002 and (2) the pay-down of indebtedness with proceeds from equity offerings subsequent to December 31, 2001.

      Income Taxes. Income taxes increased by $5.5 million from $5.1 million to $10.6 million. The increase is due to an increase in pre-tax income compared with 2001, partially offset by a decrease in our estimated effective annual tax rate.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through borrowings under our credit agreement, the issuance of debt securities, including floor plan notes payable, sale-leaseback transactions, the issuance of equity securities and cash flow from operations. At March 31, 2002, we had working capital of $145.0 million.

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements into which our subsidiaries have entered with various lenders. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of the assets of our domestic automotive dealership subsidiaries. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. As of March 31, 2002, our outstanding borrowings under floor plan arrangements amounted to $758.2 million.

      Our credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation provides for revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. Our borrowing capacity under the revolving portion of the credit agreement is $700.0 million and, in addition, we have use of a standby letter of credit facility in the amount of $50.0 million. Our credit agreement also provided for a term loan of $161.0 million, all of which was used during 1999 and 2000 to repurchase our senior subordinated notes. Loans under the credit agreement bear interest between LIBOR plus 2.00% and LIBOR plus 3.00%. The credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries (and will be guaranteed by domestic automotive dealership subsidiaries acquired or established by us in the future) and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, we are required to comply with specified ratios and tests, including debt to equity, debt to EBITDA (as defined) and minimum working capital covenants. Our credit agreement also contains typical events of default including change of control and non-payment of obligations. Substantially all of our assets are subject to security interests granted to lenders under the credit agreement. The availability under the revolving portion of the credit agreement is subject to a collateral-based borrowing limitation which is determined based on certain of our allowable tangible assets (which does not include foreign assets). Revolving loans mature on August 3, 2005. As of March 31, 2002, our outstanding borrowings under the credit agreement amounted to $242.5 million. The $161.0 million of term loans were repaid in March. As of May 10, 2002, our outstanding borrowings under the credit agreement amounted to $261.5 million.

      In October 2001, we entered into swap agreements of approximately four years duration pursuant to which a notional $400.0 million of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us is based on LIBOR and amounts to approximately 4.23%. During 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our floating rate debt was exchanged for fixed rate debt for five years. The fixed rate interest to be paid by us is based on LIBOR and amounts to approximately 7.1%. In order to rebalance the ratio of our fixed to floating rate indebtedness after the equity and debt financings in March 2002 discussed below, we terminated the $400.0 million swap agreements originally entered into in October 2001.

      In 1997, we issued $200.0 million of 11.0% senior subordinated notes due 2007. In 1999, we redeemed $49.0 million of the notes. In 2000 we completed a tender offer in which we repurchased $147.3 million of the notes at a redemption price of 101% of the principal amount of the subordinated notes. The indentures governing the subordinated notes require us to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. Such indentures also limit our ability to pay dividends based on a formula that takes into account, among other things, our consolidated net income, and contain other covenants which restrict our ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The subordinated notes are fully and unconditionally guaranteed on a joint and several basis by certain of our domestic automotive dealership subsidiaries. The $3.7 million of these notes outstanding as of March 31, 2002 become redeemable at our option, with payment of a premium, in July 2002.

      In March 2002, we issued $300.0 million of 9.625% senior subordinated notes due 2012 pursuant to Rule 144A and Regulation S under the Securities Act, as amended. Proceeds from the offering of $292.2 million were used to repay borrowings under the Company’s credit agreement. The notes are unsecured senior subordinated notes and rank behind all of our existing and future senior debt, including debt under our credit agreement. The notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we are allowed to redeem up to 35% of the notes with the net cash proceeds from specified public equity offerings. Upon a change of control each holder of notes will be able to require us to repurchase all or some of the notes at a redemption price of 101% of the principal amount of the notes. The notes also contain customary negative covenants and events of default. We are obligated to use our best efforts to commence a registered exchange offer for the notes or to register resales of the notes under the Securities Act, but we cannot assure you that such a registration will be completed or that any trading market will develop after completion of such a registration.

      In March 2002, we completed an offering of 6,000,000 shares of our common stock for $22.00 per share pursuant to an underwritten registered offering, of which 3,000,000 shares were sold by the Company and 3,000,000 were sold by selling stockholders. Proceeds to the Company from the offering of $61.5 million were used to repay borrowings under the Company’s credit agreement.

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

      The shares of Series A preferred stock and Series B preferred stock entitle the PCP Entities to dividends at a rate of 6.5% per year. The dividends were payable in kind for the first two years after issuance and are, to the extent still outstanding, currently payable in cash. The Series B preferred stock is convertible into an aggregate of 648,588 shares of non-voting common stock (after giving effect to payable in kind dividends). The Series A preferred stock was converted into 7,033,031 shares of our voting common stock on May 2, 2002. We are entitled under certain circumstances to redeem the Series B preferred stock after August 8, 2002 for an amount per share equal to the liquidation preference. The liquidation preference is currently $10,000 per share plus accrued and unpaid dividends. It is currently the Company’s intention to redeem the Series B preferred stock in August 2002, unless earlier converted by the holders of the Series B preferred stock.

      The warrants, as originally issued to the PCP Entities, were exercisable at a price of $12.50 per share until February 3, 2002, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the warrants and as a result of the sale of equity to Mitsui & Co. in 2001, (a) the number of warrants to purchase common stock was increased from 3,898,665 shares to 3,915,580 shares, (b) the number of warrants to purchase non-voting common stock was increased from 1,101,335 shares to 1,106,113 shares, and (c) the warrant exercise price was lowered from $12.50 to $12.45. On February 1, 2002, the PCP Entities exercised the warrants in full and paid us the full exercise price of $62.5 million. The proceeds of the warrant exercise were used to repay borrowings under the Company’s credit agreement.

      In September 2001, we announced that our board of directors authorized the repurchase of up to three million shares of our outstanding common stock. Pursuant to that authorization, we repurchased 387,092 shares through open market purchases and negotiated transactions at an aggregate cost of $5.8 million during 2001.

      In March 2002, we acquired Sytner Group plc, a publicly traded automotive retailer operating 60 franchises in the United Kingdom, pursuant to an all cash tender offer for all of Sytner’s outstanding share capital for approximately £95.3 million in cash. In addition, we assumed approximately £15.8 million of Sytner’s debt. As an alternative to receiving all or any part of the £95.3 million of the cash consideration receivable under the offer, Sytner shareholders could elect to receive £1 of loan notes in lieu of every £1 of consideration otherwise receivable under the offer. A total of £26.4 million of such loan notes were issued pursuant to this election.

      During 2002, net cash provided by operations amounted to $5.6 million. Net cash used in investing activities during 2002 totaled $135.9 million, including $36.4 million related to capital expenditures and $149.5 million for acquisitions which includes approximately $140.0 million relating to the Sytner acquisition, offset by $50.0 million in proceeds from sale-leaseback transactions. Net cash provided by financing activities during 2002 totaled $127.5 million, relating to: (1) borrowings of $178.0 million for capital expenditures and acquisitions which includes approximately $140.0 million relating to the Sytner acquisition, (2) borrowings of $300.0 million in connection with the issuance of the senior subordinated notes due 2012 in March and (3) $126.8 million relating to the issuance of voting common stock, offset by $477.4 million used to repay borrowings under the Company’s credit agreement.

      We have a number of capital projects planned or underway relating to the expansion and renovation of our retail automotive operations. Gross cash expenditures during 2002 relating to such projects are estimated to aggregate to $130.0 million, a portion of which has already been spent. Historically, we have financed such capital expenditures with borrowings under our credit agreement and cash flow from operations. In the past, we have also entered into sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly owned subsidiary of Penske Corporation. We sold certain properties to AGR in 2002 for consideration of $50.0 million and made lease payments to AGR totaling $2.1 million during the three months ended March 31, 2002, which payments relate to properties we lease from AGR. We believe we will continue to finance certain capital expenditures in this fashion during 2002. As a result, we anticipate that the net cash we will fund for capital expenditures will amount to approximately $70.0 million.

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

      As of March 31, 2002, we had approximately $2.6 million of cash available to fund operations and future acquisitions. In addition, a maximum of $433.5 million was available for borrowing under our credit agreement as of May 10, 2002, which availability is subject to the credit agreement’s borrowing base collateral limitation (in general, the borrowing base equals certain of our allowable tangible assets plus $300.0 million).

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

      Our principal source of growth has come from acquisitions of automotive dealerships. We believe that our existing capital resources, including the liquidity provided by our credit agreement and floor plan financing, will be sufficient to fund our current operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreement to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of several automobile manufacturers. There is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Joint Ventures

      From time to time we enter into joint venture arrangements in the ordinary course of business, pursuant to which we acquire dealerships together with a minority investor.

      In January 1998 we entered into a joint venture agreement with a third party to manage and acquire dealerships in Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, we are required to buy out the other party at the end of the five-year period following the date of the acquisition. Pursuant to this arrangement, in 1998 we entered into a joint venture with respect to the Citrus Chrysler dealership. We are required to buy out the other party in May 2003. We expect this payment to be less than $3.0 million.

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

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 141 Business Combinations (“SFAS No. 141”) was issued in final form in June 2001. The provisions of SFAS No. 141, which require use of the purchase method of accounting and eliminate the use of the pooling-of-interests method of accounting for business combinations, apply to all business combinations completed after June 30, 2001. In addition, SFAS No. 141 includes transition provisions that apply to business combinations accounted for using the purchase method that were completed before July 1, 2001. The Company adopted SFAS No. 141, which was not material to the Company’s reported net income, balance sheet and cash flows.

      Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”) was also issued in final form in June 2001. The provisions of SFAS No. 142, which address the financial accounting and related reporting for acquired goodwill and other intangible assets, are effective for fiscal years beginning after December 15, 2001. Pursuant to SFAS 142, the Company is required to perform an assessment for impairment of all intangible assets, including goodwill, upon adoption of the standard and at least annually in the future. The impairment assessment required upon adoption of SFAS No. 142 must be initiated before March 31, 2002, and this first step of the goodwill transition impairment test must be completed by June 30, 2002. Impairment charges, if any, that result from the adoption of SFAS No. 142 would be recorded as the cumulative effect of a change in accounting principle in the first quarter of the year ending December 31, 2002. We have initiated the impairment assessment and expect to conclude the testing by June 30, 2002. At the present time we cannot determine the ultimate impact of the impairment analysis required by SFAS No. 142.

      In addition, SFAS No. 142 eliminated amortization relating to intangibles with indefinite lives arising from transactions that closed after June 30, 2001, and calls for the cessation of amortization relating to intangibles with indefinite lives arising from transactions that closed before June 30, 2001 effective January 1, 2002. As a result, the Company experienced a $4.6 million decrease in amortization during the three months ended March 31, 2002 versus the comparable period in 2001. On a comparable accounting basis for goodwill, net income and earnings per share for the three months ended March 31, 2001 would have been $9.2 and $.29 per share, respectively.

      Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144, which supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effect of the Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale. The statement removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, provides that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 was immaterial to earnings during the three months ended March 31, 2002.

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

Forward Looking Statements

      This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

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

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the reports and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

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

      We urge you to carefully consider these risk factors in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and Securities and Exchange Commission rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

PART II

Item 1 — Legal Proceedings

      The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

4.5.1	Certificate of Designation of Series B Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999
10.1.19.1	Third Amendment to the Amended and Restated Credit Agreement dated March 12, 2002, among United Auto Group, Inc., various financial institutions and DaimlerChrysler Services North America LLC, as agent for the lenders.

      (b) Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

      1. January 17, 2002, reporting under Items 7 and 9 (announcement of the scheduled earnings release and related conference call covering the Company’s earnings for the three months and year ended December 31, 2001).

      2. January 22, 2002, reporting under Items 7 and 9 (announcement that the Company had commenced retail sales of Mercedes Benz passenger cars in the United Kingdom).

      3. February 5, 2002, reporting under Items 7 and 9 (announcement that the Company proposes to file a registration statement with the Securities and Exchange Commission for an underwritten public offering of up to $150.0 million of its common stock, of which the Company expects to sell $75.0 million of newly issued shares and selling shareholders expect to sell the remaining shares. The Company also announced a proposed private offering of up to $200.0 million aggregate principal amount of senior subordinated notes pursuant to Regulation S and Rule 144A of the Securities Act of 1933, as amended).

      4. February 5, 2002, reporting under Items 7 and 9 (announcement of the Company’s earnings for the three and twelve months ended December 31, 2001).

      5. February 6, 2002, reporting under Item 5 (filing of the Company’s audited financial statements as of and for the three years ended December 31, 2001 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations).

      6. February 12, 2002, reporting under Items 7 and 9 (announcement of the Company’s agreement to commence a cash offer for all of the capital stock of Sytner Group PLC, a leading retailer of luxury automobiles in the United Kingdom).

      7. March 8, 2002, reporting under Items 7 and 9 (announcement that the Company had received valid acceptances under the cash offer of approximately 91.3 percent of the issued share capital of Sytner Group PLC).

      8. March 12, 2002, reporting under Items 7 and 9 (announcement that the Company had assumed approximately 92 percent of Sytner Group PLC and that all conditions to its previously announced cash tender have been either satisfied or waived).

      9. March 13, 2002, reporting under Items 7 and 9 (announcement that after the close of business on March 12, 2002, the Company had commenced a public offering of 6,000,000 shares of its common stock, par value $0.0001 per share, at $22.00 per share. Of the shares being offering, of which three million were being sold by the Company and three million were being sold by certain selling shareholder, some of whom have also granted the underwriters an option to purchase up to an additional 900,000 shares of common stock to cover over-allotments, if any. The Company also announced that it competed the sale, in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, of $300.0 million of Senior Subordinated Notes due 2012. The Notes carry a coupon rate of 9.625% and have been rated B3 by Moody’s Investor Service and B by Standard & Poor’s).

      10. March 20, 2002, reporting under Items 7 and 9 (announcement that the Company expects to exceed current First Call earnings estimates for the first quarter ending March 31, 2002 by at least $0.06 per share).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ SAMUEL X. DIFEO

Samuel X. DiFeo
President and
Chief Operating Officer

Date: May 10, 2001

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: May 10, 2001

EXHIBIT INDEX

Exhibit Number	Description

4.5.1	Certificate of Designation of Series B Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999
10.1.19.1	Third Amendment to the Amended and Restated Credit Agreement dated March 12, 2002, among United Auto Group, Inc., various financial institutions and DaimlerChrysler Services North America LLC, as agent for the lenders.