Form 10-Q
period 2002-06-30
UNITED AUTO GROUP INC
filed 2002-08-14
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     As of August 12, 2002, there were 39,846,042 shares of voting common stock outstanding and 1,758,565 shares of non-voting common stock outstanding.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF INCOME
CONDENSED CONSOLIDATING STATEMENT OF INCOME
CONDENSED CONSOLIDATING STATEMENT OF INCOME
CONDENSED CONSOLIDATING STATEMENT OF INCOME
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PART II
Item 1 -- Legal Proceedings
Item 4 -- Submission of Matters to a Vote of Security Holders
Item 6 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
4th Amendment to Amended/Restated Credit Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$13,699	$2,699
Accounts receivable, net	310,309	245,126
Inventories	890,378	629,858
Other current assets	31,280	16,134

Total current assets	1,245,666	893,817
Property and equipment, net	262,791	184,144
Intangible assets, net	911,504	781,622
Net assets of discontinued operations	—	11,560
Other assets	56,942	55,452

Total Assets	$2,476,903	$1,926,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Floor plan notes payable	$817,145	$602,184
Accounts payable	134,111	75,262
Accrued expenses	143,725	84,842
Current portion of long-term debt	12,204	4,202

Total current liabilities	1,107,185	766,490
Long-term debt	586,170	551,648
Other long-term liabilities	97,444	92,774

Total liabilities	1,790,799	1,410,912
Stockholders’ Equity
Series A Preferred Stock, $0.0001 par value; liquidation preference $10 per share; 10 shares authorized; none issued and outstanding at June 30, 2002; 9 issued and outstanding at December 31, 2001	—	—
Series B Preferred Stock, $0.0001 par value; liquidation preference $10 per share; 10 shares authorized; 1 issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.0001 par value, 80,000 shares authorized; 39,846 shares issued, including 3,821 treasury shares, at June 30, 2002; 23,540 shares issued, including 3,821 treasury shares, at December 31, 2001.	4	2
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; 1,106 issued and outstanding at June 30, 2002; none issued and outstanding at December 31, 2001.	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at June 30, 2002 and December 31, 2001.	—	—
Additional paid-in-capital	580,610	445,311
Retained earnings	111,419	78,750
Accumulated other comprehensive loss	(5,929)	(8,380)

Total stockholders’ equity	686,104	515,683

Total Liabilities and Stockholders’ Equity	$2,476,903	$1,926,595

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

New vehicle sales	$1,150,085	$947,057	$2,117,144	$1,739,460
Used vehicle sales	403,868	290,970	713,042	553,564
Finance and insurance	46,574	37,834	85,358	70,411
Service and parts	199,306	153,439	366,218	291,350
Fleet sales	29,427	47,332	60,750	81,992
Wholesale vehicle sales	130,147	88,719	229,430	176,111

Total revenues	1,959,407	1,565,351	3,571,942	2,912,888
Cost of sales	1,680,122	1,349,779	3,058,935	2,509,020

Gross profit	279,285	215,572	513,007	403,868
Selling, general and administrative expenses	221,149	170,884	412,024	325,834

Operating income	58,136	44,688	100,983	78,034
Floor plan interest expense	(8,919)	(11,154)	(17,404)	(23,426)
Other interest expense	(9,976)	(9,570)	(17,844)	(19,225)

Income from continuing operations before minority interests and income taxes	39,241	23,964	65,735	35,383
Minority interests	(509)	(284)	(925)	(298)
Income taxes	(15,893)	(10,425)	(26,383)	(15,390)

Income from continuing operations	22,839	13,255	38,427	19,695
Income from discontinued operations, net of tax	1,050	150	1,173	280

Net income	$23,889	$13,405	$39,600	$19,975

Shares used in computing basic per share data	38,367	23,391	33,935	22,923

Shares used in computing diluted per share data	42,841	33,889	41,076	32,620

Income from continuing operations available to common stockholders	$18,128	$10,009	$32,226	$14,998

Net income available to common stockholders	$19,178	$10,159	$33,399	$15,278

Basic income from continuing operations per common share	$0.47	$0.43	$0.95	$0.65

Basic net income per common share	$0.50	$0.43	$0.98	$0.67

Income from continuing operations per diluted common share	$0.53	$0.39	$0.94	$0.60

Net income per diluted common share	$0.56	$0.40	$0.96	$0.61

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Operating activities:
Net income	$39,600	$19,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,506	15,827
Minority interests	925	298
Changes in operating assets and liabilities
Accounts receivable	(2,986)	(50,265)
Inventories	(92,385)	35,769
Floor plan notes payable	64,632	(40,156)
Accounts payable and accrued expenses	37,168	(18,020)
Other	369	7,967

Net cash provided by (used in) operating activities	57,829	(28,605)

Investing activities:
Purchase of equipment and improvements	(87,902)	(40,101)
Proceeds from sale-leaseback transactions	50,000	—
Dealership acquisitions, net	(152,136)	(89,469)

Net cash used in investing activities	(190,038)	(129,570)

Financing activities:
Proceeds from borrowings of long-term debt	539,000	157,250
Payments of long-term debt and capital leases	(525,201)	(18,641)
Proceeds from issuance of common stock	131,083	14,681

Net cash provided by financing activities	144,882	153,290

Net cash distributed by (invested in) discontinued operations	(1,673)	1,595

Net increase (decrease) in cash and cash equivalents	11,000	(3,290)
Cash and cash equivalents, beginning of period	2,699	4,846

Cash and cash equivalents, end of period	$13,699	$1,556

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars In Thousands)
(Unaudited)

	Class A		Class B		Voting and
	Convertible		Convertible		Non-voting
	Preferred Stock		Preferred Stock		Common Stock
							Additional
	Issued		Issued		Issued		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings

Balances, January 1, 2002	8,794		649		23,540,231	$2	$445,311	$78,750
Issuance of common stock	(1,913)	—	—	—	9,936,812	1	124,184	—
Exercise of options	—	—	—	—	167,778	—	2,627	—
Payment of preferred stock dividends	—	—	—	—	—	—	—	(2,719)
Fair value of interest rate swap agreement	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	15,711

Balances, March 31, 2002	6,881		649		33,644,821	$3	$572,122	$91,742
Payment of preferred stock dividends	152	—	—	—	—	—	4,212	(4,212)
Conversion of preferred stock to common stock	(7,033)	—	—	—	7,036,371	1	(792)	—
Exercise of options	—	—	—	—	270,963	—	5,068	—
Fair value of interest rate swap agreement	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	23,889

Balances, June 30, 2002	—	—	649	—	40,952,155	$4	$580,610	$111,419

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive	Total
	Income	Stockholders’	Comprehensive
	(Loss)	Equity	Income

Balances, January 1, 2002	$(8,380)	$515,683	$—
Issuance of common stock	—	124,185	—
Exercise of options	—	2,627	—
Payment of preferred stock dividends	—	(2,719)	—
Fair value of interest rate swap agreement	3,539	3,539	3,539
Foreign currency translation	162	162	162
Net income	—	15,711	15,711

Balances, March 31, 2002	$(4,679)	$659,188	$19,412
Payment of preferred stock dividends	—	—	—
Conversion of preferred stock to common stock	—	(791)	—
Exercise of options	—	5,068	—
Fair value of interest rate swap agreement	(1,496)	(1,496)	(1,496)
Foreign currency translation	246	246	246
Net income	—	23,889	23,889

Balances, June 30, 2002	$(5,929)	$686,104	$42,051

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

1. Basis of Presentation

      The information presented as of June 30, 2002 and 2001 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year consolidated condensed financial statements to conform to the current year presentation.

2. Inventories

      Inventories consisted of the following:

	June 30,	December 31,
	2002	2001

New vehicles	$664,666	$481,394
Used vehicles	180,044	109,882
Parts, accessories and other	45,668	38,582

Total inventories	$890,378	$629,858

3. Business Combinations

      During 2001 and 2000, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

      During the six months ended June 30, 2002, the Company acquired 65 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $151,340 in cash. The consolidated condensed balance sheets include preliminary allocations of the purchase price relating to these acquisitions, which are subject to final adjustment pending the final implementation by the Company of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangibles (“SFAS No. 142”). Such allocations resulted in recording approximately $128,279 of intangibles. Final purchase price allocations are expected to be completed in connection with the implementation of SFAS No. 142.

      The following unaudited consolidated pro forma results of operations of the Company for the six month periods ended June 30, 2002 and 2001 give effect to acquisitions consummated subsequent to January 1, 2001 as if they had occurred on January 1, 2001.

	Six Months Ended
	June 30,

	2002	2001

Revenues	$3,775,100	$3,558,745
Income from continuing operations	68,721	47,564
Net income	40,204	26,577
Net income per diluted common share	0.98	0.81

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)
(Unaudited)

4. Capital Stock

      In February 2002, affiliates of Penske Corporation exercised warrants to acquire voting and non-voting common stock of the Company. The warrants were issued in connection with such affiliates’ investment in the Company in 1999. As a result, the Company issued 3,916 shares of voting common stock and 1,106 shares of non-voting common stock in exchange for $62,520. In March 2002, the Company completed the sale of 3,000 shares of voting common stock to the public in an underwritten registered offering at $22.00 per share. Net proceeds of the two equity transactions totaled approximately $123,393, which was used to repay indebtedness under the Company’s credit agreement.

5. Discontinued Operations

      During the second quarter of 2002, the Company sold two dealerships which qualify for treatment as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Combined financial information of the dealerships follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$10,070	$23,503	$30,641	$47,659
Pre-tax income	(345)	263	(140)	495
Gain on disposal	2,000	—	2,000	—

December 31,
2001

Inventories	$11,542
Other assets	19,998
Floorplan notes payable	17,830
Other liabilities	2,150

6. Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142. As a result, the Company no longer amortizes goodwill. The Company completed the intangible impairment assessment required by SFAS No. 142 and determined that no adjustment to the carrying value of goodwill is required. The following

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)
(Unaudited)

income statement information is presented as if the Company stopped amortizing goodwill as of January 1, 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income from continuing operations	$22,839	$13,255	$38,427	$19,695

Net income	$23,889	$13,405	$39,600	$19,975

Goodwill amortization, net of tax	$—	$2,785	$—	$5,401

Pro forma income from continuing operations	$22,839	$16,040	$38,427	$25,096

Pro forma net income	$23,889	$16,190	$39,600	$25,376

Pro forma basic income from continuing operations per common share	$0.44	$0.55	$0.83	$0.89

Pro forma basic net income per common share	$0.47	$0.55	$0.86	$0.90

Pro forma income from continuing operations per diluted common share	$0.53	$0.47	$0.94	$0.77

Pro forma net income per diluted common share	$0.56	$0.48	$0.96	$0.78

7. Earnings Per Share

      Income available to common shareholders used in the computation of basic earnings per share data is based on net income, adjusted to reflect accrued dividends relating to outstanding preferred stock. Basic earnings per share data is computed using the weighted average number of common shares outstanding. Diluted earnings per share data is based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, preferred stock and warrants. For the three and six months ended June 30, 2001, 980 and 1,028 shares issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. For the six months ended June 30, 2001, 5,000 shares issuable upon the exercise of warrants were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the three and six month periods ended June 30, 2002 and 2001 follows:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average number of common shares outstanding	38,367	23,391	33,935	22,923
Effect of stock options	1,352	688	1,322	418
Effect of preferred stock	3,122	9,345	5,389	9,279
Effect of warrants	—	465	430	—

Weighted average number of common share outstanding, including effect of dilutive securities	42,841	33,889	41,076	32,620

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)
(Unaudited)

8. Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Six Months Ended
	June 30,

	2002	2001

Cash paid for interest	$36,206	$44,604
Cash paid for income taxes	7,403	6,493
Acquisition costs financed with assumed debt	22,448	—
Acquisition costs financed with seller financed notes	—	2,000

9. Sale-Leaseback Transactions

      The Company finances a portion of its dealership expansion program through sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly-owned subsidiary of Penske Corporation. Sales of real property are valued at a price that was either independently confirmed by a third party appraiser, or for the price paid by the Company to an independent third party. Improvements are sold for the Company’s cost. All sale-leaseback transactions with AGR have been consummated at the Company’s net book value, and the resulting leases are being accounted for as operating leases. To date during 2002, the Company has entered into sale-leaseback transactions for $50,000 of properties and related improvements.

10. Senior Subordinated Notes

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

11. Condensed Consolidating Financial Information

      The following tables include condensed consolidating financial information as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 for United Auto Group, Inc. (as the issuer), the wholly-owned subsidiary guarantors, and the non-wholly owned guarantors (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items, which are not necessarily indicative of financial position, results of operations and cash flows that these entities have realized on a stand alone basis.

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2002

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$13,699	$—	$—	$(5,420)	$—	$19,119
Accounts receivable, net	310,309	—	—	234,208	8,033	68,068
Inventories	890,378	—	—	691,011	18,241	181,126
Other current assets	31,280	—	2,959	16,295	446	11,580

Total current assets	1,245,666	—	2,959	936,094	26,720	279,893
Property and equipment, net	262,791		3,429	188,410	3,656	67,296
Intangible assets, net	911,504	—	—	707,450	63,030	141,024
Net assets of discontinued operations	—	—	—	—	—	—
Other assets	56,942	(508,491)	535,839	20,007	2	9,585

Total assets	$2,476,903	$(508,491)	$542,227	$1,851,961	$93,408	$497,798

Floorplan notes payable	$817,145	$—	$—	$637,810	$15,898	$163,437
Accounts payable	134,111		3,009	63,867	2,368	64,867
Accrued expenses	143,725	—	816	95,747	3,239	43,923
Current portion of long-term debt	12,204		—	3,414	—	8,790

Total current liabilities	1,107,185	—	3,825	800,838	21,505	281,017
Long-term debt	586,170	—	—	347,635	71,391	167,144
Other long-term liabilities	97,444	—	—	90,305	5,637	1,502

Total liabilities	1,790,799	—	3,825	1,238,778	98,533	449,663

Total stockholders’ equity	686,104	(508,491)	538,402	613,183	(5,125)	48,135

Total liabilities and stockholders’ equity	$2,476,903	$(508,491)	$542,227	$1,851,961	$93,408	$497,798

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2001

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$2,699	$—	$416	$593	$—	$1,690
Accounts receivable, net	245,126	—	—	217,074	10,626	17,426
Inventories	629,858	—	—	586,258	20,336	23,264
Other current assets	16,134	—	4,015	10,994	347	778

Total current assets	893,817	—	4,431	814,919	31,309	43,158
Property and equipment, net	184,144		1,493	171,052	753	10,846
Intangible assets, net	781,622	—	—	702,649	63,030	15,943
Net assets of discontinued operations	11,560	—	—	6,498	—	5,062
Other assets	55,452	(358,634)	376,999	25,839	868	10,380

Total assets	$1,926,595	$(358,634)	$382,923	$1,720,957	$95,960	$85,389

Floorplan notes payable	$602,184	$—	$—	$552,272	$19,022	$30,890
Accounts payable	75,262		1,972	65,727	3,293	4,270
Accrued expenses	84,842	—	3,337	70,662	6,412	4,431
Current portion of long-term debt	4,202		—	4,202	—	—

Total current liabilities	766,490	—	5,309	692,863	28,727	39,591
Long-term debt	551,648	—	—	446,266	71,318	34,064
Other long-term liabilities	92,774	—	—	91,279	1,095	400

Total liabilities	1,410,912	—	5,309	1,230,408	101,140	74,055

Total stockholders’ equity	515,683	(358,634)	377,614	490,549	(5,180)	11,334

Total liabilities and stockholders’ equity	$1,926,595	$(358,634)	$382,923	$1,720,957	$95,960	$85,389

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2002

						Non-Wholly
						Owned	Non-
	Total			United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations		Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total Revenues	$1,959,407		$—	$—	$1,502,008	$54,242	$403,157
Cost of Sales	1,680,122		—	—	1,284,573	46,534	349,015

Gross Profit	279,285		—	—	217,435	7,708	54,142
Selling, general, and administrative expenses	221,149		—	1,770	169,681	5,472	44,226

Operating income	58,136		—	(1,770)	47,754	2,236	9,916
Floor plan interest expense	(8,919)		—	—	(7,297)	(127)	(1,495)
Other interest expense	(9,976)		—	—	(6,648)	(763)	(2,565)
Equity in earnings of subsidiaries	—		—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	39,241		—	(1,770)	33,809	1,346	5,856
Minority interests	(509)		—	—	(262)	(211)	(36)
Income taxes	(15,893)		—	717	(13,693)	(545)	(2,372)

Income (loss) from continuing operations	22,839		—	(1,053)	19,854	590	3,448
Discontinued operations, net of taxes	1,050		—	—	795	—	255

Net income (loss)	$23,889	$		$(1,053)	$20,649	$590	$3,703

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Three Months Ended June 30, 2001

						Non-Wholly
						Owned	Non-
	Total			United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations		Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total Revenues	$1,565,351		$—	$—	$1,414,543	$58,526	$92,282
Cost of Sales	1,349,779		—	—	1,217,131	50,113	82,535

Gross Profit	215,572		—	—	197,412	8,413	9,747
Selling, general, and administrative expenses	170,884		—	1,640	154,022	6,125	9,097

Operating income	44,688		—	(1,640)	43,390	2,288	650
Floor plan interest expense	(11,154)		—	—	(10,470)	(216)	(468)
Other interest expense	(9,570)		—	—	(8,327)	(780)	(463)
Equity in earnings of subsidiaries	—		—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	23,964		—	(1,640)	24,593	1,292	(281)
Minority interests	(284)		—	—	(215)	—	(69)
Income taxes	(10,425)		—	713	(10,698)	(562)	122

Income (loss) from continuing operations	13,255		—	(927)	13,680	730	(228)
Discontinued operations, net of taxes	150		—	—	118	32	—

Net income (loss)	$13,405	$		$(927)	$13,798	$762	$(228)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2002

						Non-Wholly
						Owned	Non-
	Total			United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations		Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total Revenues	$3,571,942		$—	$—	$2,881,609	$104,938	$585,395
Cost of Sales	3,058,935		—	—	2,462,467	89,583	506,885

Gross Profit	513,007		—	—	419,142	15,355	78,510
Selling, general, and administrative expenses	412,024		—	3,489	335,000	10,894	62,641

Operating income	100,983		—	(3,489)	84,142	4,461	15,869
Floor plan interest expense	(17,404)		—	—	(15,134)	(253)	(2,017)
Other interest expense	(17,844)		—	—	(11,172)	(1,488)	(5,184)
Equity in earnings of subsidiaries	—		—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	65,735		—	(3,489)	57,836	2,720	8,668
Minority interests	(925)		—	—	(262)	(421)	(242)
Income taxes	(26,383)		—	1,430	(23,729)	(545)	(3,539)

Income (loss) from continuing operations	38,427		—	(2,059)	33,845	1,754	4,887
Discontinued operations, net of taxes	1,173		—	—	834	—	339

Net income (loss)	$39,600	$		$(2,059)	$34,679	$1,754	$5,226

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Six Months Ended June 30, 2001

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total Revenues	$2,912,888	$—	$—	$2,664,624	$76,808	$171,456
Cost of Sales	2,509,020	—	—	2,292,007	65,587	151,426

Gross Profit	403,868	—	—	372,617	11,221	20,030
Selling, general, and administrative expenses	325,834	—	3,280	295,828	8,174	18,552

Operating income	78,034	—	(3,280)	76,789	3,047	1,478
Floor plan interest expense	(23,426)	—	—	(22,040)	(295)	(1,091)
Other interest expense	(19,225)	—	—	(17,188)	(1,107)	(930)
Equity in earnings of subsidiaries	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	35,383	—	(3,280)	37,561	1,645	(543)
Minority interests	(298)	—	—	(215)	—	(83)
Income taxes	(15,390)	—	1,393	(16,265)	(754)	236

Income (loss) from continuing operations	19,695	—	(1,887)	21,081	891	(390)
Discontinued operations, net of taxes	280	—	—	187	93	—

Net income (loss)	$19,975	$—	$(1,887)	$21,268	$984	$(390)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2002

					Non-
					Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by operating activities	$57,829	$—	$1,931	$23,886	$4,588	$27,424

Investing Activities:
Purchase of equipment and improvements	(87,902)	—	(2,347)	(73,194)	(2,964)	(9,397)
Proceeds from sale-leaseback transactions	50,000	—	—	50,000	—	—
Dealership acquisitions, net of cash acquired	(152,136)	—	—	(152,136)	—	—

Net cash used in investing activities	(190,038)	—	(2,347)	(175,330)	(2,964)	(9,397)

Financing Activities:
Proceeds from borrowings of long-term debt	539,000	—	—	539,000	—	—
Payments of long-term debt and capital leases	(525,201)	—	—	(525,201)	—	—
Proceeds from issuance of common stock	131,083	—	—	131,083	—	—
Distributions to (from) Parent	—	—	—	2,822	(1,624)	(1,198)

Net cash provided by (used in) financing activities	144,882	—	—	147,704	(1,624)	(1,198)

Net cash distributed by (invested in) discontinued operations	(1,673)	—	—	(2,273)	—	600

Net increase (decrease) in cash and cash equivalents	11,000	—	(416)	(6,013)	—	17,429
Cash and cash equivalents, beginning of period	2,699	—	416	593	—	1,690

Cash and cash equivalents, end of period	$13,699	$—	$—	$(5,420)	$—	$19,119

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2001

					Non-
					Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by (used in) operating activities	$(28,605)	$—	$2,537	$(27,884)	$(4,728)	$1,470

Investing Activities:
Purchase of equipment and Improvements	(40,101)	—	(2,019)	(33,155)	1,631	(6,558)
Dealership acquisitions, net of cash acquired	(89,469)	—	—	(90,200)	731	—

Net cash provided by (used in) investing activities	(129,570)	—	(2,019)	(123,355)	2,362	(6,558)

Financing Activities:
Proceeds from borrowings of long-term debt	157,250	—	—	157,250	—	—
Payments of long-term debt and capital leases	(18,641)	—	—	(32,993)	3,906	10,446
Proceeds from issuance of common stock	14,681	—	—	14,681	—	—
Distributions to (from) Parent	—	—	—	2,891	(1,331)	(1,560)

Net cash provided by financing activities	153,290	—	—	141,829	2,575	8,886

Net cash distributed by discontinued operations	1,595	—	—	1,465	—	130

Net increase (decrease) in cash and cash equivalents	(3,290)	—	518	(7,945)	209	3,928
Cash and cash equivalents, beginning of period	4,846	—	124	4,722	—	—

Cash and cash equivalents, end of period	$1,556	$—	$642	$(3,223)	$209	$3,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

      We are the second largest publicly-held automotive retailer in the United States as measured by total revenues. As of June 30, 2002, we owned and operated 125 franchises in the United States and 68 franchises internationally, primarily in the United Kingdom. As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate collision repair centers and sell various aftermarket products, including finance, warranty, extended service and other insurance contracts.

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

Finance and Insurance Revenue Recognition

      The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company also receives commissions from the sale of various insurance products to customers, including credit, life, and health insurance policies and extended service contracts. The Company receives fee income from the placement of these contracts at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. Customers may also terminate extended warranty contracts with the underlying warranty provider, which are fully paid at purchase, and become eligible for refunds of unused premiums. If the customer terminates a retail finance contract or cancels an extended warranty or other insurance product prior to scheduled maturity, a portion of these fees may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to these fees is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of ultimate chargeback exposure is based on our historical chargeback expense, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended warranty contracts and other insurance products, arising from similar contracts.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $370.5 million, or 25.9%, from $1.4 billion to $1.8 billion. The overall increase in retail revenues is due primarily to (1) a $34.7 million, or 2.5%, increase in retail revenues at dealerships owned prior to April 1, 2001, and (2) dealership acquisitions made subsequent to April 1, 2001, partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to April 1, 2001 reflects 3.5%, 5.8% and 5.8% increases in new retail vehicle, finance and insurance and service and parts revenues, respectively, offset in part by a 2.6% decrease in used retail vehicle revenues. Revenues of $159.6 million from fleet and wholesale transactions represent a 17.3% increase versus the prior year. The increase in fleet and wholesale revenues is due to acquisitions subsequent to April 1, 2001, offset by a $14.0 million, or 10.6%, decrease at stores owned prior to April 1, 2001.

      Retail sales of new vehicles increased by $203.0 million, or 21.5%, from $947.1 million to $1.2 billion. The increase is due primarily to (1) a $31.5 million, or 3.5%, increase at dealerships owned prior to April 1, 2001 and (2) acquisitions made subsequent to April 1, 2001. The increase at dealerships owned prior to April 1, 2001, is due primarily to a 1.6% increase in new retail unit sales, which increased revenue by $14.9 million, and a 1.8% increase in comparative average selling prices per vehicle, which increased revenue by $16.6 million. The Company believes that this increase is due in part to its favorable brand mix, which includes a higher concentration of foreign nameplates, which have been steadily increasing market share in the United States. Approximately 69% of the increase in new retail unit sales at dealerships owned prior to April 1, 2001 results from sales of these foreign nameplates. Aggregate retail unit sales of new vehicles increased by 16.4%, due principally to: (1) the net increase at dealerships owned prior to April 1, 2001 and (2) acquisitions made subsequent to April 1, 2001. We retailed 41,657 new vehicles (67.0% of total retail vehicle sales) during the three months ended June 30, 2002, compared with 35,795 new vehicles (67.0% of total retail vehicle sales) during the three months ended June 30, 2001.

      Retail sales of used vehicles increased by $112.9 million, or 38.8%, from $291.0 million to $403.9 million. The increase is due primarily to acquisitions made subsequent to April 1, 2001, partially offset by a $7.2 million, or 2.6%, decrease at dealerships owned prior to April 1, 2001. The decrease at dealerships owned prior to April 1, 2001 is due primarily to a 3.8% decrease in used retail unit sales which decreased revenue by $10.5 million, offset by a 1.2% increase in comparative average selling prices per vehicle which increased revenue by $3.3 million. Aggregate retail unit sales of used vehicles increased by 16.8%, due principally to acquisitions made subsequent to April 1, 2001, partially offset by the net decrease at dealerships owned prior to April 1, 2001. We retailed 20,561 used vehicles (33.0% of total retail vehicle sales) during the three months ended June 30, 2002, compared with 17,610 used vehicles (33.0% of total retail vehicle sales) during the three months ended June 30, 2001.

      Finance and insurance revenues increased by $8.7 million, or 23.1%, from $37.8 million to $46.6 million. The increase is due primarily to: (1) a $1.9 million, or 5.8%, increase at dealerships owned prior to April 1, 2001 and (2) acquisitions made subsequent to April 1, 2001. The increase at dealerships owned prior to April 1, 2001 is primarily due to a revenue increase of $39 per retail vehicle sold, which increased revenue by $2.0 million.

      Service and parts revenues increased by $45.9 million, or 29.9%, from $153.4 million to $199.3 million. The increase is due primarily to (1) an $8.5 million, or 5.8%, increase at dealerships owned prior to April 1, 2001 and (2) acquisitions made subsequent to April 1, 2001. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, manufacturers’ warranty programs for both new and certified used vehicles and increases in retail unit sales at our dealerships.

      Fleet revenues decreased $17.9 million, or 37.8%, versus the comparable prior year period. The decrease in fleet revenues is due primarily to a $19.2 million, or 41.9%, decrease in fleet sales revenues at dealerships owned prior to April 1, 2001, partially offset by an increase due to acquisitions made subsequent to April 1, 2001.

      Wholesale revenues increased $41.4 million, or 46.7%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to (1) a $5.2 million, or 6.0%, increase at dealerships owned prior to April 1, 2001 and (2) acquisitions made subsequent to April 1, 2001.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $64.6 million, or 30.1%, from $215.0 million to $279.6 million. The increase in gross profit is due to: (1) a $10.5 million, or 5.1%, increase in retail gross profit at stores owned prior to April 1, 2001 and (2) acquisitions made subsequent to April 1, 2001. Gross profit as a percentage of revenues on retail transactions increased from 15.0% to 15.5%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.6%, 10.0%, 100.0%, and 47.2%, respectively, compared with 8.2%, 10.5%, 100.0% and 44.7% in the comparable prior year period. The increase in gross profit as a percentage of revenues on retail transactions is primarily attributable to (1) increased gross profit margins on service and parts revenues, (2) an increase in the relative proportion of used vehicle retail sales to total vehicle sales and (3) an increase in the percentage of higher margin service and parts revenues to total retail revenues. Aggregate gross profit on fleet and wholesale transactions decreased by $0.9 million to a loss of $0.3 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $50.3 million, or 29.4%, from $170.9 million to $221.1 million. Such expenses increased as a percentage of total revenue from 10.9% to 11.3%, and decreased as a percentage of gross profit from 79.3% to 79.2%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $13.4 million, or 8.7%, increase at dealerships owned prior to April 1, 2001, and (2) acquisitions made subsequent to April 1, 2001, partially offset by a $4.9 million decrease in goodwill amortization due to the adoption of SFAS No. 142. The increase in selling, general and administrative expenses at stores owned prior to April 1, 2001 is due in large part to increased selling expenses, including increases in variable compensation as a result of the 5.1% increase in retail gross profit over the prior year, depreciation, healthcare costs, and other insurance costs versus the prior year.

      Floor Plan Interest Expense. Floor plan interest expense decreased by $2.2 million, or 20.0%, from $11.2 million to $8.9 million. The decrease in floor plan interest expense is due to a $4.7 million, or 49.9%, decrease at stores owned prior to April 1, 2001, partially offset by acquisitions made subsequent to April 1, 2001. The decrease at stores owned prior to April 1, 2001 is due primarily to a decrease in inventory at those dealerships, coupled with a decrease in our weighted average borrowing rate on floor plan indebtedness during 2002.

      Other Interest Expense. Other interest expense increased by $0.4 million, or 4.2%, from $9.6 million to $10.0 million. The increase is due primarily to increased acquisition related indebtedness, offset in part by

(1) a decrease in our weighted average borrowing rate during 2002 and (2) the pay-down of indebtedness with proceeds from equity offerings subsequent to December 31, 2001.

      Income Taxes. Income taxes increased by $5.5 million from $10.4 million to $15.9 million. The increase is due to an increase in pre-tax income compared with 2001, partially offset by a decrease in our estimated effective annual tax rate.

      Discontinued Operations. Income from discontinued operations, consisting of the results of two dealerships sold during the second quarter of 2002, increased by $0.9 million from $0.2 million to $1.1 million. The current year results include an after-tax gain on disposal of $1.2 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $627.0 million, or 23.6%, from $2.7 billion to $3.3 billion. The overall increase in retail revenues is due primarily to: (1) a $110.1 million, or 4.5%, increase in retail revenues at dealerships owned prior to January 1, 2001, and (2) dealership acquisitions made subsequent to January 1, 2001. The overall increase in retail revenues at dealerships owned prior to January 1, 2001 reflects 5.6%, 9.7% and 6.5% increases in new retail vehicle, finance and insurance and service and parts revenues, respectively, offset in part by a 0.6% decrease in used retail vehicle revenues. Revenues of $290.2 million from fleet and wholesale transactions represent a 12.4% increase versus the prior year. The increase in fleet and wholesale revenues is due to acquisitions subsequent to January 1, 2001, offset by an $18.9 million, or 8.1%, decrease at stores owned prior to January 1, 2001.

      Retail sales of new vehicles increased by $377.7 million, or 21.7%, from $1.7 billion to $2.1 billion. The increase is due primarily to: (1) a $90.1 million, or 5.6%, increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001. The increase at dealerships owned prior to January 1, 2001, is due primarily to a 3.3% increase in new retail unit sales, which increased revenue by $53.5 million, and a 2.2% increase in comparative average selling prices per vehicle, which increased revenue by $36.6 million. The Company believes that this increase is due in part to its favorable brand mix, which includes a higher concentration of foreign nameplates, which have been steadily increasing market share in the United States. Approximately 85% of the increase in new retail unit sales at dealerships owned prior to January 1, 2001 results from sales of these foreign nameplates. Aggregate retail unit sales of new vehicles increased by 16.7%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001. We retailed 77,197 new vehicles (66.7% of total retail vehicle sales) during the six months ended June 30, 2002, compared with 66,168 new vehicles (66.2% of total retail vehicle sales) during the six months ended June 30, 2001.

      Retail sales of used vehicles increased by $159.5 million, or 28.8%, from $553.6 million to $713.0 million. The increase is due primarily to acquisitions made subsequent to January 1, 2001, partially offset by a $3.2 million, or 0.6%, decrease at dealerships owned prior to January 1, 2001. The decrease at dealerships owned prior to January 1, 2001, is due primarily to a 1.0% decrease in used retail unit sales, which decreased revenue by $5.0 million, offset by a 0.4% increase in comparative average selling prices per vehicle, which increased revenue by $1.8 million. Aggregate retail unit sales of used vehicles increased by 13.9%, due principally to acquisitions made subsequent to January 1, 2001, partially offset by the net decrease at dealerships owned prior to January 1, 2001. We retailed 38,517 used vehicles (33.3% of total retail vehicle sales) during the six months ended June 30, 2002, compared with 33,811 used vehicles (33.8% of total retail vehicle sales) during the six months ended June 30, 2001.

      Finance and insurance revenues increased by $14.9 million, or 21.2%, from $70.4 million to $85.4 million. The increase is due primarily to: (1) a $5.7 million, or 9.7%, increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001. The increase at dealerships owned prior to January 1, 2001 is primarily due to a revenue increase of $49 per retail vehicle sold, which increased revenue by $4.6 million, and a 1.9% increase in retail vehicles sold, which increased revenue by $1.1 million.

      Service and parts revenues increased by $74.9 million, or 25.7%, from $291.4 million to $366.2 million. The increase is due primarily to: (1) a $17.5 million, or 6.5%, increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, manufacturers’ warranty programs for both new and certified used vehicles and increases in retail unit sales at our dealerships.

      Fleet revenues decreased $21.2 million, or 25.9%, versus the comparable prior year period. The decrease in fleet revenues is due primarily to a $23.0 million, or 31.2%, decrease in fleet sales revenues at dealerships owned prior to January 1, 2001, partially offset by an increase due to acquisitions made subsequent to January 1, 2001.

      Wholesale revenues increased $53.3 million, or 30.3%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: (1) a $4.1 million, or 2.6%, increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $109.5 million, or 27.2%, from $403.2 million to $512.7 million. The increase in gross profit is due to (1) a $27.0 million, or 7.4%, increase in retail gross profit at stores owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001. Gross profit as a percentage of revenues on retail transactions increased from 15.2% to 15.6%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.6%, 10.5%, 100.0%, and 46.6%, respectively, compared with 8.3%, 10.5%, 100.0% and 44.7% in the comparable prior year period. The increase in gross profit as a percentage of revenues on retail transactions is primarily attributable to (1) increased gross profit margins on service and parts revenues, (2) an increase in the relative proportion of used vehicle retail sales to total vehicle sales, (3) an increase in the percentage of higher margin service and parts revenues to total retail revenues and (4) an increase in gross profit margins on new retail vehicle revenues. Aggregate gross profit on fleet and wholesale transactions decreased by $0.4 million to $0.3 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $86.2 million, or 26.5%, from $325.8 million to $412.0 million. Such expenses increased as a percentage of total revenue from 11.2% to 11.5%, and decreased as a percentage of gross profit from 80.7% to 80.3%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $29.0 million, or 10.3%, increase at dealerships owned prior to January 1, 2001 and (2) acquisitions made subsequent to January 1, 2001, partially offset by a $9.6 million decrease in goodwill amortization due to the adoption of SFAS No. 142. The increase in selling, general and administrative expenses at stores owned prior to January 1, 2001 is due in large part to increased selling expenses, including increases in variable compensation as a result of the 7.4% increase in retail gross profit over the prior year, depreciation, healthcare costs, and other insurance costs versus the prior year.

      Floor Plan Interest Expense. Floor plan interest expense decreased by $6.0 million, or 25.7%, from $23.4 million to $17.4 million. The decrease in floor plan interest expense is due to an $11.2 million, or 56.9%, decrease at stores owned prior to January 1, 2001, partially offset by acquisitions made subsequent to January 1, 2001. The decrease at stores owned prior to January 1, 2001 is due primarily to a decrease in inventory at those dealerships, coupled with a decrease in our weighted average borrowing rate on floor plan indebtedness during 2002.

      Other Interest Expense. Other interest expense decreased by $1.4 million, or 7.2%, from $19.2 million to $17.8 million. The decrease is due primarily to (1) a decrease in our weighted average borrowing rate during 2002 and (2) the pay-down of indebtedness with proceeds from equity offerings subsequent to December 31, 2001, offset in part by increased acquisition related indebtedness.

      Discontinued Operations. Income from discontinued operations, consisting of the results of two dealerships sold during the second quarter of 2002, increased by $0.9 million from $0.3 million to $1.2 million. The current year results include an after-tax gain on disposal of $1.2 million.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through borrowings under our credit agreement, the issuance of debt securities, including floor plan notes payable, sale-leaseback transactions, the issuance of equity securities and cash flow from operations. As of June 30, 2002, we had working capital of $138.5 million.

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements into which our subsidiaries have entered with various lenders. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. As of June 30, 2002, our outstanding borrowings under floor plan arrangements amounted to $817.1 million.

      Our credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation provides for revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. Our borrowing capacity under the revolving portion of the credit agreement is $700.0 million and, in addition, we have use of a standby letter of credit facility in the amount of $50.0 million. Our credit agreement also provided for a term loan of $161.0 million, all of which was used during 1999 and 2000 to repurchase our 11.0% senior subordinated notes. Loans under the credit agreement bear interest between LIBOR plus 2.00% and LIBOR plus 3.00%. The credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries (and will be guaranteed by domestic automotive dealership subsidiaries acquired or established by us in the future) and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. Under the terms of our credit agreement, we are required to comply with minimum manufacturer working capital standards at each of our dealerships. We are also required to maintain a total debt (including floor plan borrowings) to stockholders’ equity ratio of less than 2.75:1, a non floor plan debt to stockholders’ equity ratio of less than 1.30:1, a senior debt (non floor plan debt less subordinated debt) to EBITDA ratio of less than 3.75:1. EBITDA is based upon the preceding twelve months and, as defined, is pro forma to include twelve months EBITDA for acquired entities. Our credit agreement also contains typical events of default including change of control and non-payment of obligations. Substantially all of our assets are subject to security interests granted to lenders under the credit agreement. The availability under the revolving portion of the credit agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of our allowable tangible assets (which does not include foreign assets). Revolving loans mature on August 3, 2005. As of June 30, 2002, our outstanding borrowings under the credit agreement amounted to $263.5 million. As of August 12, 2002, our outstanding borrowings under the credit agreement amounted to $322.8 million.

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

      In 1997, we issued $200.0 million of 11.0% senior subordinated notes due 2007. In 1999, we redeemed $49.0 million of the notes. In 2000 we completed a tender offer in which we repurchased $147.3 million of the notes at a redemption price of 101% of the principal amount of the subordinated notes. The indentures governing the subordinated notes require us to comply with specified debt service coverage ratio levels in order to incur incremental indebtedness. Such indentures also limit our ability to pay dividends based on a formula that takes into account, among other things, our consolidated net income, and contain other covenants which restrict our ability to purchase capital stock, incur liens, sell assets and enter into other transactions. The subordinated notes are fully and unconditionally guaranteed on a joint and several basis by certain of our domestic automotive dealership subsidiaries. The $3.7 million of these notes outstanding as of June 30, 2002 was redeemed in July 2002.

      In March 2002, we issued $300.0 million of 9.625% senior subordinated notes due 2012 pursuant to Rule 144A and Regulation S under the Securities Act, as amended. Proceeds from the offering of $292.2 million were used to repay borrowings under the Company’s credit agreement. The notes are unsecured senior subordinated notes and rank behind all of our existing and future senior debt, including debt under our credit agreement. The notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we are allowed to redeem up to 35% of the notes with the net cash proceeds from specified public equity offerings. Upon a change of control each holder of notes will be able to require us to repurchase all or some of the notes at a redemption price of 101% of the principal amount of the notes. The notes also contain customary negative covenants and events of default. We are obligated to use our best efforts to complete a registered exchange offer for the notes or to register resales of the notes under the Securities Act, but we cannot assure you that such a registration will be completed or that any trading market will develop after completion of such a registration.

      In March 2002, we completed an offering of 6,000,000 shares of our common stock for $22.00 per share pursuant to an underwritten registered offering, of which 3,000,000 shares were sold by the Company and 3,000,000 were sold by selling stockholders. Proceeds to the Company from the offering of $61.5 million were used to repay borrowings under the Company’s credit agreement.

      On April 12, 1999, we entered into a securities purchase agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C., Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “PCP Entities”), pursuant to which the PCP Entities agreed to purchase (1) an aggregate of 7,903.124 shares of our Series A convertible preferred stock, par value $0.0001 per share, (2) an aggregate of 396.876 shares of our Series B convertible preferred stock, par value $0.0001 per share, and (3) warrants to purchase (a) 3,898,665 shares of common stock and (b) 1,101,335 shares of our non-voting common stock, par value $0.0001 per share, for $83.0 million. The shares of Series A preferred stock and Series B preferred stock entitled the PCP Entities to dividends at a rate of 6.5% per year. The dividends were payable in kind for the first two years after issuance, after which they were payable in cash. The Series A preferred stock was converted into 7,033,031 shares of our voting common stock in May 2002. The Series B preferred stock was converted into 652,452 shares of our non-voting common stock in August 2002.

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

      In September 2001, we announced that our board of directors authorized the repurchase of up to three million shares of our outstanding common stock. Pursuant to that authorization, we repurchased 387,092 shares through open market purchases and negotiated transactions at an aggregate cost of $5.8 million during 2001. The share repurchase program remains open and the Company continually evaluates market conditions and internal financing considerations when contemplating purchasing shares. The Company has not repurchased any shares in 2002.

      In March 2002, we acquired Sytner Group plc, a publicly traded automotive retailer operating in excess of 60 franchises in the United Kingdom, pursuant to an all cash tender offer for approximately £95.3 million in cash. In addition, we assumed approximately £15.8 million of Sytner’s debt. As an alternative to receiving all or any part of the £95.3 million of the cash consideration receivable under the offer, Sytner shareholders could elect to receive £1 of loan notes in lieu of every £1 of consideration otherwise receivable under the offer. A total of £26.4 million of such loan notes were issued pursuant to this election. The loan notes bear interest at approximately 3.9% and mature in July 2003. The funds to be used to repay these notes are being held in escrow by the Royal Bank of Scotland for the benefit of the noteholders.

      During 2002, net cash provided by operations amounted to $57.8 million. Net cash used in investing activities during 2002 totaled $190.0 million, including $87.9 million related to capital expenditures and $152.1 million for acquisitions (which includes approximately $140.0 million relating to the acquisition of Sytner), offset by $50.0 million in proceeds from sale-leaseback transactions. Net cash provided by financing activities during 2002 totaled $144.9 million, relating to: (1) borrowings of $239.0 million for capital expenditures and acquisitions, (2) borrowings of $300.0 million in connection with the issuance of the senior subordinated notes due 2012 and (3) $131.1 million relating to the issuance of voting common stock, offset by $525.2 million used to repay borrowings under the Company’s credit agreement.

      We have a number of capital projects planned or underway relating to the expansion and renovation of our retail automotive operations. Gross cash expenditures during 2002 relating to such projects are estimated to aggregate to $130.0 million, a portion of which has already been spent. Historically, we have financed such capital expenditures with borrowings under our credit agreement and cash flow from operations. In the past, we have also entered into sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly owned subsidiary of Penske Corporation. We sold certain properties to AGR in 2002 for consideration of $50.0 million and made lease payments to AGR totaling $4.1 million during the six months ended June 30, 2002, which payments relate to properties we lease from AGR. We believe we will continue to finance certain capital expenditures in this fashion during 2002. As a result, we anticipate that the net cash we will fund for capital expenditures will amount to approximately $70.0 million. Funding for such capital expenditures is expected to come from cash flow from operations, supplemented by borrowings under our credit agreement.

      The Company agreed to make a contingent payment in cash to the extent the 841,476 shares of common stock issued in connection with an acquisition completed in October 2000 are sold subsequent to the fifth anniversary of the transaction and have a market value at the time of sale of less than $12.00 per share. The Company will be forever released from this guarantee in the event the average daily closing price of the Company’s common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction.

      In connection with an acquisition of dealerships in October 1997, we agreed that if the acquired companies achieved aggregate specified base earnings levels in any of the five years beginning with the year ending December 31, 1999, we would pay to the sellers for each year in which the acquired companies exceeded base earnings an amount equal to $0.7 million plus defined percentages of the amounts earned in excess of such base earnings for any such year. The total amount of payments to be made pursuant to this agreement is limited to $7.0 million. To date we have paid $2.0 million relating to this agreement. The amount of additional payments, if any, will be determined based upon the financial performance of the acquired business in 2002 and 2003. We also have obligations with respect to past transactions totaling $24.5 million over the next four years.

      As of June 30, 2002, we had approximately $13.7 million of cash available to fund operations and future acquisitions. In addition, $369.7 million was available for borrowing under our credit agreement as of August 12, 2002, which availability is subject to a maximum actual borrowing limit of $328.9 million due to the credit agreement’s borrowing base collateral limitation (in general, the borrowing base equals certain of our allowable tangible assets plus $300.0 million). Borrowings used to finance the cost of acquisitions and capital construction projects will typically increase tangible assets, allowing the Company to access borrowing capacity which is currently not available due to the base collateral limitation.

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

      In January 1998, we entered into a joint venture agreement with a third party to manage and acquire dealerships in Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, we are required to buy out the other party at the end of the five-year period following the date of the acquisition. Pursuant to this arrangement, in 1998 we entered into a joint venture with respect to the Citrus Chrysler dealership. We are required to buy out our partner in this dealership in May 2003. We expect this payment to be approximately $3.0 million.

      In November 1999 we formed a joint venture to own and operate certain dealerships in Brazil. Our joint venture partners in Brazil are Roger S. Penske, Jr. and Andre Ribeiro Holdings, Ltda. We contributed approximately $3.6 million for a 90.6% interest in United Auto do Brasil, Ltda. and Mr. Penske, Jr. and Mr. Ribeiro each contributed approximately $0.4 million for a 4.7% interest.

      In October 2000, we purchased the operating assets of certain dealerships in Fairfield, Connecticut for approximately $26.8 million. We are contractually committed to sell 20% of this venture to Lucio A. Noto and other investors upon receipt of approval for the transfer of ownership by the manufacturers represented at the Fairfield location. The selling price is approximately $5.4 million, representing 20% of the consideration we paid inclusive of assets acquired. Mr. Noto will pay for this interest with $1.2 million at closing, with the remaining $4.2 million to be paid in quarterly payments over twenty years. The payments will be offset from permitted periodic cash distributions to Mr. Noto by the venture, which are expected to fully fund the investors installment payments. The sale of the minority interest to Mr. Noto is subject to approval by the manufacturers.

      In December 2000 we formed a joint venture with Roger Penske, Jr. to own and operate certain Mercedes-Benz, Audi and Porsche dealerships. We contributed $65.1 million for a 90% interest in HBL, LLC and Mr. Penske, Jr. contributed $7.2 million for the remaining 10% interest.

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

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the timing of the recognition of exit costs associated with restructuring activities. Under the new standard, certain exit costs will be recognized over the period in which the restructuring activities occur, rather than at the point in time the Company commits to the restructuring plan. SFAS No. 146 is not expected to have a material impact on the Company’s results of operations.

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

Item 4 — Submission of Matters to a Vote of Security Holders

      (a) The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 21, 2002.

      (b) Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management’s nominees listed in the proxy statement. Each of the six nominees listed in the proxy statement were elected.

      (c) The following matters were voted upon at the Annual Meeting:

1. The election of six directors. The results of the vote follow:

Nominee	Class	For	Withheld

James A. Hislop	Class III	35,159,538	148,248
Lucio A. Noto	Class III	35,181,138	126,648
Roger S. Penske	Class III	34,678,809	628,977
Richard J. Peters	Class III	35,159,538	148,248
H. Brian Thompson	Class II	35,181,088	126,698
Laurence Vaughan	Class II	34,848,538	459,248

2. Ratification of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2002. The results of the vote follow:

For	Against	Abstain

35,093,951	211,647	2,188

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

10.1.19.1	Fourth Amendment to the Amended and Restated Credit Agreement dated July 19, 2002, among United Auto Group, Inc., various financial institutions and DaimlerChrysler Services North America LLC, as agent for the lenders.
99.1	Certification of CEO
99.2	Certification of CFO

      (b) Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K and amendments to Form 8-K during the quarter ended June 30, 2002:

      1. April 18, 2002, reporting under Items 7 and 9 (announcement of the scheduled earnings release and related conference call covering the Company’s earnings for the three months ended March 31, 2002).

      2. May 1, 2002, reporting under Items 7 and 9 (announcement of the Company’s earnings for the three months ended March 31, 2002).

      3. May 9, 2002, reporting under Items 5 and 7 (filing of the Company’s audited financial statements as of and for the three years ended December 31, 2001 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations).

      4. May 9, 2002, reporting under Items 7 and 9 (announcement of the Company’s Annual Meeting on May 21, 2002).

      5. May 10, 2002, reporting under Item 5 (filing of the Company’s audited financial statements as of and for the three years ended December 31, 2001 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chairman and
Chief Executive Officer

Date: August 14, 2002

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: August 14, 2002

EXHIBIT INDEX

Exhibit Number	Description

10.1.19.1	Fourth Amendment to the Amended and Restated Credit Agreement dated July 19, 2002, among United Auto Group, Inc., various financial institutions and DaimlerChrysler Services North America LLC, as agent for the lenders.
99.1	Certification of CEO
99.2	Certification of CFO