Form 10-Q
period 2002-09-30
UNITED AUTO GROUP INC
filed 2002-11-15
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12297

United Auto Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3086739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 Telegraph Road Bloomfield Hills, Michigan (Address of principal executive offices)	48302-0954 (Zip Code)

Registrant’s telephone number, including area code

(248) 648-2500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of November 12, 2002, there were 38,839,026 shares of voting common stock outstanding and 1,758,784 shares of non-voting common stock outstanding.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II
Item 1 -- Legal Proceedings
Item 6 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
10-Q EXHIBIT INDEX
Purchase Agreement
Lease Agreement dated September 29, 2002
Lease Agreement September 11, 2002
Certification of CEO
Certification of CFO

		Page

PART I
1.	Financial Statements and Supplementary Data (unaudited)

	Consolidated Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	2

	Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2002 and 2001	3

	Consolidated Condensed Statements of Cash Flow for the nine months ended September 30, 2002 and 2001	4

	Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Income for the three and nine months ended September 30, 2002	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

PART II

1.	Legal Proceedings	31

6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	31

Signatures		32

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(In Thousands)
	(Unaudited)

ASSETS

Cash and cash equivalents	$685	$2,952

Accounts receivable, net	305,313	239,610

Inventories	885,805	611,889

Other current assets	33,821	16,081

Total current assets	1,225,624	870,532

Property and equipment, net	274,259	181,290

Intangible assets, net	957,390	772,737

Assets of discontinued operations	34,193	66,624

Other assets	63,020	55,393

Total Assets	$2,554,486	$1,946,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Floor plan notes payable	$790,850	$586,620

Accounts payable	138,540	73,781

Accrued expenses	161,701	83,949

Current portion of long-term debt	9,217	4,202

Total current liabilities	1,100,308	748,552

Long-term debt	646,793	551,648

Other long-term liabilities	96,703	92,774

Liabilities of discontinued operations	21,281	37,919

Total liabilities	1,865,085	1,430,893

Stockholders’ Equity

Series A Preferred Stock, $0.0001 par value; liquidation preference $10 per share; 10 shares authorized; none issued and outstanding at September 30, 2002; 9 issued and outstanding at December 31, 2001	—	—

Series B Preferred Stock, $0.0001 par value; liquidation preference $10 per share; 10 shares authorized; none issued and outstanding at September 30, 2002; 1 issued and outstanding at December 31, 2001	—	—

Common stock, $0.0001 par value, 80,000 shares authorized; 43,667 shares issued, including 4,830 treasury shares, at September 30, 2002; 23,540 shares issued, including 3,821 treasury shares, at December 31, 2001	4	2

Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; 1,759 issued and outstanding at September 30, 2002; none issued and outstanding at December 31, 2001	—	—

Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at September 30, 2002 and December 31, 2001	—	—

Additional paid-in-capital	564,632	445,311

Retained earnings	133,142	78,750

Accumulated other comprehensive loss	(8,377)	(8,380)

Total stockholders’ equity	689,401	515,683

Total Liabilities and Stockholders’ Equity	$2,554,486	$1,946,576

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In Thousands, Except per Share Amounts)
	(Unaudited)

New vehicle sales	$1,227,100	$914,577	$3,303,753	$2,618,117

Used vehicle sales	411,161	272,765	1,106,603	807,329

Finance and insurance	49,920	38,306	133,283	106,705

Service and parts	207,586	152,247	565,221	435,614

Fleet sales	32,604	37,097	93,355	119,061

Wholesale vehicle sales	131,232	91,059	355,422	263,463

Total revenues	2,059,603	1,506,051	5,557,637	4,350,289

Cost of sales	1,771,953	1,294,050	4,767,825	3,745,316

Gross profit	287,650	212,001	789,812	604,973

Selling, general and administrative expenses	229,803	171,411	631,596	487,364

Operating income	57,847	40,590	158,216	117,609

Floor plan interest expense	(9,082)	(8,998)	(26,023)	(31,577)

Other interest expense	(9,990)	(7,992)	(27,834)	(27,217)

Income from continuing operations before minority interests and income taxes	38,775	23,600	104,359	58,815

Minority interests	(458)	(66)	(1,383)	(364)

Income taxes	(15,704)	(10,266)	(42,035)	(25,583)

Income from continuing operations	22,613	13,268	60,941	32,868

Income (loss) from discontinued operations, net of tax	(624)	220	648	595

Net income	21,989	13,488	61,589	33,463

Preferred dividends	(92)	(1,641)	(6,293)	(6,338)

Income available to common stockholders	$21,897	$11,847	$55,296	$27,125

Shares used in computing basic per share data	40,849	23,433	36,582	23,092

Shares used in computing diluted per share data	41,733	35,418	41,168	33,550

Basic income from continuing operations per common share	$0.55	$0.50	$1.49	$1.15

Basic net income per common share	$0.54	$0.51	$1.51	$1.17

Income from continuing operations per diluted common share	$0.54	$0.37	$1.48	$0.98

Net income per diluted common share	$0.53	$0.38	$1.50	$1.00

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,

	2002	2001

	(In Thousands)
	(Unaudited)

Operating activities:

Net income	$61,589	$33,463

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	15,761	24,246

Minority interests	1,383	364
Changes in operating assets and liabilities

Accounts receivable	(20,339)	(25,274)

Inventories	(118,089)	112,642

Floor plan notes payable	79,178	(79,540)

Accounts payable and accrued expenses	52,066	3,224

Other	(27,294)	11,687

Net cash provided by operating activities	44,255	80,812

Investing activities:

Purchase of equipment and improvements	(140,049)	(65,939)

Proceeds from sale-leaseback transactions	80,000	—

Dealership acquisitions, net	(191,631)	(105,756)

Net cash used in investing activities	(251,680)	(171,695)

Financing activities:

Proceeds from borrowings of long-term debt	632,800	97,405

Payments of long-term debt and capital leases	(561,173)	(23,426)

Proceeds from issuance of common stock	135,318	14,835

Repurchase of common stock	(16,000)	(2,402)

Net cash provided by financing activities	190,945	86,412

Net cash distributed by discontinued operations	14,213	802

Net decrease in cash and cash equivalents	(2,267)	(3,669)

Cash and cash equivalents, beginning of period	2,952	5,090

Cash and cash equivalents, end of period	$685	$1,421

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Class A		Class B
	Convertible		Convertible		Voting and Non-voting
	Preferred Stock		Preferred Stock		Common Stock
							Additional
	Issued		Issued		Issued		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings

	(Dollars In Thousands)
	(Unaudited)

Balances, January 1, 2002	8,794	—	649	—	23,540,231	$2	$445,311	$78,750

Issuance of common stock	(1,913)	—	—	—	9,936,812	1	124,184	—

Exercise of options	—	—	—	—	167,778	—	2,627	—

Payment of preferred stock dividends	—	—	—	—	—	—	—	(2,719)

Fair value of interest rate swap agreement	—	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	15,711

Balances, March 31, 2002	6,881	—	649	—	33,644,821	3	572,122	91,742

Payment of in-kind preferred stock dividends	152	—	—	—	—	—	4,212	(4,212)

Conversion of preferred stock to common stock	(7,033)	—	—	—	7,036,371	1	(792)	—

Exercise of options	—	—	—	—	270,963	—	5,068	—

Fair value of interest rate swap agreement	—	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	23,889

Balances, June 30, 2002	—	—	649	—	40,952,155	4	580,610	111,419

Payment of in-kind preferred stock dividends	—	—	3	—	—	—	55	(55)

Payment of preferred stock dividends	—	—	—	—	—	—	—	(211)

Conversion of preferred stock to common stock	—	—	(652)	—	652,452	—	(43)	—

Exercise of options	—	—	—	—	1,000	—	10	—

Repurchase of common stock	—	—	—	—	(1,009,463)	—	(16,000)	—

Fair value of interest rate swap agreement	—	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	21,989

Balances, September 30, 2002	—	—	—	—	40,596,144	$4	$564,632	$133,142

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive	Total	Comprehensive
	Income	Stockholders’	Income
	(Loss)	Equity	(Loss)

	(Dollars In Thousands)
	(Unaudited)

Balances, January 1, 2002	$(8,380)	$515,683	$—

Issuance of common stock	—	124,185	—

Exercise of options	—	2,627	—

Payment of preferred stock dividends	—	(2,719)	—

Fair value of interest rate swap agreement	3,539	3,539	3,539

Foreign currency translation	162	162	162

Net income	—	15,711	15,711

Balances, March 31, 2002	(4,679)	659,188	19,412

Payment of in-kind preferred stock dividends	—	—	—

Conversion of preferred stock to common stock	—	(791)	—

Exercise of options	—	5,068	—

Fair value of interest rate swap agreement	(1,496)	(1,496)	(1,496)

Foreign currency translation	246	246	246

Net income	—	23,889	23,889

Balances, June 30, 2002	(5,929)	686,104	42,051

Payment of in-kind preferred stock dividends	—	—	—

Payment of preferred stock dividends	—	(211)	—

Conversion of preferred stock to common stock	—	(43)	—

Exercise of options	—	10	—

Repurchase of common stock	—	(16,000)	—

Fair value of interest rate swap agreement	(4,135)	(4,135)	(4,135)

Foreign currency translation	1,687	1,687	1,687

Net income	—	21,989	21,989

Balances, September 30, 2002	$(8,377)	$689,401	$61,592

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

1.     Basis of Presentation

      The information presented as of September 30, 2002 and 2001 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year consolidated condensed financial statements to conform to the current year presentation.

2.     Inventories

      Inventories consisted of the following:

	September 30,	December 31,
	2002	2001

New vehicles	$663,951	$469,108

Used vehicles	174,672	105,389

Parts, accessories and other	47,182	37,392

Total inventories	$885,805	$611,889

3.     Business Combinations

      During 2002 and 2001, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

      During the nine months ended September 30, 2002, the Company acquired 69 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $182,030 in cash. The consolidated condensed balance sheets include preliminary allocations of the purchase price relating to these acquisitions, which are subject to final adjustment pending the final implementation by the Company of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangibles (“SFAS No. 142”). Such allocations resulted in recording approximately $183,930 of intangibles.

      The following unaudited consolidated pro forma results of operations of the Company for the nine month periods ended September 30, 2002 and 2001 give effect to acquisitions consummated subsequent to January 1, 2001 as if they had occurred on January 1, 2001.

	Nine Months Ended
	September 30,

	2002	2001

Revenues	$5,841,045	$5,419,978

Income from continuing operations	63,841	44,773

Net income	64,489	45,368

Net income per diluted common share	1.57	1.35

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

      In September 2002, the Company repurchased 1,009 shares of common stock from Combined Specialty Insurance Company, a wholly owned subsidiary of Aon Corporation, for $15.85 per share with funds obtained from borrowings under the Company’s credit agreement.

5.     Discontinued Operations

      During 2002, the Company has sold or has entered into definitive agreements to sell five dealerships which qualify for treatment as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Combined financial information of the dealerships follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$32,657	$61,671	$137,207	$177,834

Pre-tax income (loss)	(1,885)	390	(1,874)	1,054

Gain on disposal	499	—	1,689	—

	September 30,	December 31,
	2002	2001

Inventories	$21,555	$29,577

Other assets	12,638	37,047

Floorplan notes payable	19,563	33,394

Other liabilities	1,718	4,525

6.     Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142. As a result, the Company no longer amortizes goodwill. The Company completed the intangible impairment assessment required by SFAS No. 142 and determined that no adjustment to the carrying value of goodwill is required. The following

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

income statement information is presented as if the Company stopped amortizing goodwill as of January 1, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income from continuing operations	$22,613	$13,268	$60,941	$32,868

Net income	$21,989	$13,488	$61,589	$33,463

Goodwill amortization, net of taxes	$—	$2,850	$—	$8,252

Pro forma income from continuing operations	$22,613	$16,118	$60,941	$41,120

Pro forma net income	$21,989	$16,338	$61,589	$41,715

Preferred dividends	$92	$1,641	$6,293	$6,338

Pro forma income available to common stockholders	$21,897	$14,697	$55,296	$35,377

Pro forma basic income from continuing operations per common share	$0.55	$0.62	$1.49	$1.51

Pro forma basic net income per common share	$0.54	$0.63	$1.51	$1.53

Pro forma income from continuing operations per diluted common share	$0.54	$0.46	$1.48	$1.23

Pro forma net income per diluted common share	$0.53	$0.46	$1.50	$1.24

7.     Earnings Per Share

      Income available to common shareholders used in the computation of basic earnings per share data is based on net income, adjusted to reflect accrued dividends relating to outstanding preferred stock. Basic earnings per share data is computed using the weighted average number of common shares outstanding. Diluted earnings per share data is based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, preferred stock and warrants. For the three and nine months ended September 30, 2002, 884 and 82 shares issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. For the three and nine months ended September 30, 2001, 218 and 978 shares issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the three and nine month periods ended September 30, 2002 and 2001 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average number of common shares outstanding	40,849	23,433	36,582	23,092

Effect of stock options	643	1,049	1,077	681

Effect of preferred stock	241	9,418	3,224	9,308

Effect of warrants	—	1,518	285	469

Weighted average number of common shares outstanding, including effect of dilutive securities	41,733	35,418	41,168	33,550

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.     Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flows:

	Nine Months Ended
	September 30,

	2002	2001

Cash paid for interest	$62,942	$52,696

Cash paid for income taxes	12,358	7,277

Acquisition costs financed with assumed debt	22,448	—

Acquisition costs financed with seller financed notes	—	2,550

9.     Sale-Leaseback Transactions

      The Company finances a portion of its dealership expansion program through sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly-owned subsidiary of Penske Corporation. Sales of real property are valued at a price that was either independently confirmed by a third party appraiser, or for the price paid by the Company to an independent third party. Improvements are sold for the Company’s cost. All sale-leaseback transactions with AGR have been consummated at the Company’s net book value, and the resulting leases are being accounted for as operating leases. To date during 2002, the Company has entered into sale-leaseback transactions for $80,000 of properties and related improvements.

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

11.     Condensed Consolidating Financial Information

      The following tables include condensed consolidating financial information as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 for United Auto Group, Inc. (as the issuer), wholly-owned subsidiary guarantors, non-wholly owned guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items, which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2002

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)

Cash and cash equivalents	$685	$(2,711)	$—	$—	$—	$3,396

Accounts receivable, net	305,313	—	—	226,212	7,828	71,273

Inventories	885,805	—	—	655,506	17,908	212,391

Other current assets	33,821	—	2,748	16,061	407	14,605

Total current assets	1,225,624	(2,711)	2,748	897,779	26,143	301,665

Property and equipment, net	274,259	—	4,159	199,004	5,735	65,361

Intangible assets, net	957,390	—	—	726,131	63,030	168,229

Assets of discontinued operations	34,193	—	—	34,193	—	—

Other assets	63,020	(561,112)	596,292	19,401	2	8,437

Total assets	$2,554,486	$(563,823)	$603,199	$1,876,508	$94,910	$543,692

Floorplan notes payable	$790,850	$—	$—	$588,705	$15,804	$186,341

Accounts payable	138,540	(2,711)	4,469	67,865	2,517	66,400

Accrued expenses	161,701	—	2,324	101,930	2,509	54,938

Current portion of long-term debt	9,217	—	—	3,078	—	6,139

Total current liabilities	1,100,308	(2,711)	6,793	761,578	20,830	313,818

Long-term debt	646,793	—	—	380,865	71,391	194,537

Other long-term liabilities	96,703	—	—	89,678	6,431	594

Liabilities of discontinued operations	21,281	—	—	21,281	—	—

Total liabilities	1,865,085	(2,711)	6,793	1,253,402	98,652	508,949

Total stockholders’ equity	689,401	(561,112)	596,406	623,106	(3,742)	34,743

Total liabilities and stockholders’ equity	$2,554,486	$(563,823)	$603,199	$1,876,508	$94,910	$543,692

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS — (Continued)

	December 31, 2001

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)

Cash and cash equivalents	$2,952	$—	$417	$2,535	$—	$—

Accounts receivable, net	239,610	—	—	211,558	10,626	17,426

Inventories	611,889	—	—	568,289	20,336	23,264

Other current assets	16,081	—	4,014	10,942	347	778

Total current assets	870,532	—	4,431	793,324	31,309	41,468

Property and equipment, net	181,290		1,493	168,198	753	10,846

Intangible assets, net	772,737	—	—	692,451	63,030	17,256

Assets of discontinued operations	66,624	—	—	43,336	—	23,288

Other assets	55,393	(358,634)	376,999	25,780	868	10,380

Total assets	$1,946,576	$(358,634)	$382,923	$1,723,089	$95,960	$103,238

Floorplan notes payable	$586,620	$—	$—	$536,708	$19,022	$30,890

Accounts payable	73,781		1,972	66,046	3,293	2,470

Accrued expenses	83,949	—	3,337	69,812	6,412	4,388

Current portion of long-term debt	4,202	—	—	4,202	—	—

Total current liabilities	748,552	—	5,309	676,768	28,727	37,748

Long-term debt	551,648	—	—	446,266	71,318	34,064

Other long-term liabilities	92,774	—	—	91,279	1,095	400

Liabilities of discontinued operations	37,919	—	—	22,227	—	15,692

Total liabilities	1,430,893	—	5,309	1,236,540	101,140	87,904

Total stockholders’ equity	515,683	(358,634)	377,614	486,549	(5,180)	15,334

Total liabilities and stockholders’ equity	$1,946,576	$(358,634)	$382,923	$1,723,089	$95,960	$103,238

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2002

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)

Total Revenues	$2,059,603		$—	$1,583,096	$49,230	$427,277

Cost of Sales	1,771,953	—	—	1,360,909	42,161	368,883

Gross Profit	287,650	—	—	222,187	7,069	58,394

Selling, general, and administrative expenses	229,803	—	1,816	176,381	5,337	46,269

Operating income	57,847	—	(1,816)	45,806	1,732	12,125

Floor plan interest expense	(9,082)	—	—	(7,123)	(107)	(1,852)

Other interest expense	(9,990)	—	—	(7,312)	(763)	(1,915)

Equity in earnings of subsidiaries	—	(48,477)	48,477	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	38,775	(48,477)	46,661	31,371	862	8,358

Minority interests	(458)	—	—	(249)	(163)	(46)

Income taxes	(15,704)	19,633	(18,898)	(12,705)	(349)	(3,385)

Income (loss) from continuing operations	22,613	(28,844)	27,763	18,417	350	4,927

Discontinued operations, net of taxes	(624)	—	—	(624)	—	—

Net income (loss)	21,989	(28,844)	27,763	17,793	350	4,927

Preferred dividends	(92)	—	(92)	—	—	—

Income available to common stockholders	$21,897	$(28,844)	$27,671	$17,793	$350	$4,927

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME — (Continued)

	Three Months Ended September 30, 2001

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)

Total Revenues	$1,506,051		$—	$1,380,001	$54,235	$71,815

Cost of Sales	1,294,050	—	—	1,184,311	46,225	63,514

Gross Profit	212,001	—	—	195,690	8,010	8,301

Selling, general, and administrative expenses	171,411	—	1,640	155,865	5,876	8,030

Operating income	40,590	—	(1,640)	39,825	2,134	271

Floor plan interest expense	(8,998)	—	—	(8,409)	(166)	(423)

Other interest expense	(7,992)	—	—	(6,747)	(782)	(463)

Equity in earnings of subsidiaries	—	(22,206)	22,206	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	23,600	(22,206)	20,566	24,669	1,186	(615)

Minority interests	(66)	—	—	10	—	(76)

Income taxes	(10,266)	9,660	(8,946)	(10,731)	(516)	267

Income (loss) from continuing operations	13,268	(12,546)	11,620	13,948	670	(424)

Discontinued operations, net of taxes	220	—	—	95	—	125

Net income (loss)	13,488	(12,546)	11,620	14,043	670	(299)

Preferred dividends	(1,641)	—	(1,641)	—	—	—

Income available to common stockholders	$11,847	$(12,546)	$9,979	$14,043	$670	$(299)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2002

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)

Total Revenues	$5,557,637		$—	$4,390,797	$154,168	$1,012,672

Cost of Sales	4,767,825	—	—	3,760,313	131,744	875,768

Gross Profit	789,812	—	—	630,484	22,424	136,904

Selling, general, and administrative expenses	631,596	—	5,305	501,150	16,231	108,910

Operating income	158,216	—	(5,305)	129,334	6,193	27,994

Floor plan interest expense	(26,023)	—	—	(21,794)	(360)	(3,869)

Other interest expense	(27,834)	—	—	(18,484)	(2,251)	(7,099)

Equity in earnings of subsidiaries	—	(138,952)	138,952	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	104,359	(138,952)	133,647	89,056	3,582	17,026

Minority interests	(1,383)	—	—	(677)	(583)	(123)

Income taxes	(42,035)	55,903	(53,770)	(35,859)	(1,438)	(6,871)

Income (loss) from continuing operations	60,941	(83,049)	79,877	52,520	1,561	10,032

Discontinued operations, net of taxes	648	—	—	309	—	339

Net income (loss)	61,589	(83,049)	79,877	52,829	1,561	10,371

Preferred dividends	(6,293)	—	(6,293)	—	—	—

Income available to common stockholders	$55,296	$(83,049)	$73,584	$52,829	$1,561	$10,371

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME — (Continued)

	Nine Months Ended September 30, 2001

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)

Total Revenues	$4,350,289		$—	$3,998,988	$131,043	$220,258

Cost of Sales	3,745,316	—	—	3,441,317	111,812	192,187

Gross Profit	604,973	—	—	557,671	19,231	28,071

Selling, general, and administrative expenses	487,364	—	4,920	445,017	14,050	23,377

Operating income	117,609	—	(4,920)	112,654	5,181	4,694

Floor plan interest expense	(31,577)	—	—	(29,862)	(461)	(1,254)

Other interest expense	(27,217)	—	—	(23,954)	(1,889)	(1,374)

Equity in earnings of subsidiaries	—	(105,217)	105,217	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	58,815	(105,217)	100,297	58,838	2,831	2,066

Minority interests	(364)	—	—	(205)	—	(159)

Income taxes	(25,583)	45,770	(43,628)	(25,595)	(1,231)	(899)

Income (loss) from continuing operations	32,868	(59,447)	56,669	33,038	1,600	1,008

Discontinued operations, net of taxes	595	—	—	349		246

Net income (loss)	33,463	(59,447)	56,669	33,387	1,600	1,254

Preferred dividends	(6,338)	—	(6,338)	—	—	—

Income available to common stockholders	$27,125	$(59,447)	$50,331	$33,387	$1,600	$1,254

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2002

					Non-Wholly
					Owned
	Total		United Auto	Guarantor	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)

Net cash provided by operating activities	$44,255	$(2,711)	$2,872	$8,674	$7,159	$28,261

Investing Activities:

Purchase of equipment and improvements	(140,049)	—	(3,289)	(108,995)	(5,091)	(22,674)

Proceeds from sale-leaseback transactions	80,000	—	—	80,000	—	—

Dealership acquisitions, net of cash acquired	(191,631)	—	—	(191,631)	—	—

Net cash used in investing activities	(251,680)	—	(3,289)	(220,626)	(5,091)	(22,674)

Financing Activities:

Proceeds from borrowings of long-term debt	632,800	—	—	632,800	—	—

Payments of long-term debt and capital leases	(561,173)	—	—	(561,365)	—	192

Proceeds from issuance of common stock	135,318	—	—	135,318	—	—

Repurchase of common stock	(16,000)	—	(16,000)	—	—	—

Distributions to (from) Parent	—	—	16,000	(2,928)	(2,068)	(11,004)

Net cash provided by (used in) financing activities	190,945	—	—	203,825	(2,068)	(10,812)

Net cash distributed by discontinued operations	14,213	—	—	5,592	—	8,621

Net increase (decrease) in cash and cash equivalents	(2,267)	(2,711)	(417)	(2,535)	—	3,396

Cash and cash equivalents, beginning of period	2,952	—	417	2,535	—	—

Cash and cash equivalents, end of period	$685	$(2,711)	$—	$—	$—	$3,396

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended September 30, 2001

					Non-Wholly
					Owned
	Total		United Auto	Guarantor	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)

Net cash provided by (used in) operating activities	$80,812	$(4,627)	$3,634	$94,092	$(1,342)	$(10,945)

Investing Activities:

Purchase of equipment and improvements	(65,939)	—	(2,042)	(59,869)	1,581	(5,609)

Dealership acquisitions, net of cash acquired	(105,756)	—	—	(106,487)	731	—

Net cash provided by (used in) investing activities	(171,695)	—	(2,042)	(166,356)	2,312	(5,609)

Financing Activities:

Proceeds from borrowings of long-term debt	97,405	—	—	97,405	—	—

Payments of long-term debt and capital leases	(23,426)	—	—	(27,332)	3,906	—

Proceeds from issuance of common stock	14,835	—	—	14,835	—	—

Repurchase of common stock	(2,402)	—	(2,402)	—	—	—

Distributions to (from) Parent	—	—	2,402	(16,800)	(4,304)	18,702

Net cash provided by financing activities	86,412	—	—	68,108	(398)	18,702

Net cash distributed by (used in) discontinued operations	802	—	—	(809)	—	1,611

Net increase (decrease) in cash and cash equivalents	(3,669)	(4,627)	1,592	(4,965)	572	3,759

Cash and cash equivalents, beginning of period	5,090	—	125	4,965	—	—

Cash and cash equivalents, end of period	$1,421	$(4,627)	$1,717	$—	$572	$3,759

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

General

      We are the second largest publicly-held automotive retailer in the United States as measured by total revenues. As of September 30, 2002, we owned and operated 126 franchises in the United States and 71 franchises internationally, primarily in the United Kingdom. As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate collision repair centers and sell various aftermarket products, including finance, warranty, extended service and other insurance contracts.

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

      Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, depreciation, amortization, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

      Floor plan interest expense relates to floor plan financing. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.

      We have made a number of dealership acquisitions in 2002 and 2001. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, our financial statements include the results of operations of the acquired dealerships from the date of acquisition.

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

     Finance and Insurance Revenue Recognition

      The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company also receives commissions from the sale of various insurance products to customers, including credit, life, and health insurance policies and extended service contracts. The Company receives fee income from the placement of these contracts at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. Customers may also terminate extended warranty contracts with the underlying warranty provider, which are fully paid at purchase, and become eligible for refunds of unused premiums. If the customer terminates a retail finance contract or cancels an extended warranty or other insurance product prior to scheduled maturity, a portion of these fees may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to these fees is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of ultimate chargeback exposure is based on our historical chargeback expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended warranty contracts and other insurance products.

Results of Operations

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $517.9 million, or 37.5%, from $1.4 billion to $1.9 billion. The overall increase in retail revenues is due primarily to (1) a $100.2 million, or 7.4%, increase in retail revenues at dealerships owned prior to July 1, 2001, and (2) a $435.0 million increase at dealerships acquired subsequent to July 1, 2001. The overall increase in retail revenues at dealerships owned prior to July 1, 2001 reflects 9.2%, 1.9%, 10.3% and 6.3% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $163.8 million from fleet and wholesale transactions represent a 27.8% increase versus the prior year. The increase in fleet and wholesale revenues is due to $41.7 million from acquisitions subsequent to July 1, 2001, offset by a $4.5 million, or 3.6%, decrease at stores owned prior to July 1, 2001.

      Retail sales of new vehicles increased by $312.5 million, or 34.2%, from $914.6 million to $1.2 billion. The increase is due primarily to (1) an $82.4 million, or 9.2%, increase at dealerships owned prior to July 1, 2001 and (2) a $241.5 million increase at dealerships acquired subsequent to July 1, 2001. The increase at dealerships owned prior to July 1, 2001, is due primarily to a 6.2% increase in new retail unit sales, which increased revenue by $57.3 million, and a 2.8% increase in comparative average selling prices per vehicle, which increased revenue by $25.1 million. The Company believes that this increase is due in part to its favorable brand mix, which includes a higher concentration of foreign nameplates which have been steadily increasing market share in the US, coupled with aggressive incentive programs being offered by domestic nameplate manufacturers. Approximately 78% of the increase in new retail unit sales at dealerships owned prior to July 1, 2001 results from sales of these foreign nameplates. Aggregate retail unit sales of new vehicles increased by 25.7%, due principally to: (1) the net increase at dealerships owned prior to July 1, 2001 and (2) a 7,388 increase in new vehicle retail unit sales at dealerships acquired subsequent to July 1, 2001. We retailed 44,432 new vehicles (68.1% of total retail vehicle sales) during the three months ended September 30, 2002, compared with 35,351 new vehicles (67.8% of total retail vehicle sales) during the three months ended September 30, 2001.

      Retail sales of used vehicles increased by $138.4 million, or 50.7%, from $272.8 million to $411.2 million. The increase is due primarily to (1) a $5.0 million, or 1.9%, increase at dealerships owned prior to July 1, 2001 and (2) a $138.5 million increase at dealerships acquired subsequent to July 1, 2001. The increase at dealerships owned prior to July 1, 2001 is due primarily to a 0.3% increase in used retail unit sales which increased revenue by $0.8 million, and a 1.6% increase in comparative average selling prices per vehicle which increased revenue by $4.2 million. The Company believes the relative affordability of new vehicles resulting from manufacturer incentive programs has negatively impacted used vehicles sales growth during the three months ended September 30, 2002. Aggregate retail unit sales of used vehicles increased by 23.8%, due principally to: (1) the net increase at dealerships owned prior to July 1, 2001 and (2) a 4,274 increase in used vehicle retail unit sales at dealerships acquired subsequent to July 1, 2001. We retailed 20,792 used vehicles (31.9% of total retail vehicle sales) during the three months ended September 30, 2002, compared with 16,792 used vehicles (32.2% of total retail vehicle sales) during the three months ended September 30, 2001.

      Finance and insurance revenues increased by $11.6 million, or 30.3%, from $38.3 million to $49.9 million. The increase is due primarily to: (1) a $3.5 million, or 10.3%, increase at dealerships owned prior to July 1, 2001 and (2) a $7.3 million increase at dealerships acquired subsequent to July 1, 2001. The increase at dealerships owned prior to July 1, 2001 is primarily due to a revenue increase of $38 per retail vehicle sold, which increased revenue by $1.9 million, and a 4.3% increase in retail vehicles sold, which increased revenue by $1.6 million.

      Service and parts revenues increased by $55.3 million, or 36.3%, from $152.2 million to $207.6 million. The increase is due primarily to (1) an $9.4 million, or 6.3%, increase at dealerships owned prior to July 1, 2001 and (2) a $47.8 million increase at dealerships acquired subsequent to July 1, 2001. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, manufacturers’ warranty programs for both new and certified used vehicles, increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from capital construction projects.

      Fleet revenues decreased $4.5 million, or 12.1%, versus the comparable prior year period. The decrease in fleet revenues is due primarily to a $6.3 million, or 17.0%, decrease in fleet sales revenues at dealerships owned prior to July 1, 2001, partially offset by a $1.8 million increase at stores acquired subsequent to July 1, 2001. The Company has elected to de-emphasize the low margin fleet business and expects fleet sales volumes to remain lower in the future.

      Wholesale revenues increased $40.2 million, or 44.1%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to (1) a $1.8 million, or 2.0%, increase at dealerships owned prior to July 1, 2001 and (2) a $39.9 million increase at dealerships acquired subsequent to July 1, 2001. The Company believes the increase at dealerships owned prior to July 1, 2001 is due in part to the relative strength of the new car market, resulting in an increase in the number of cars taken in on trade, versus the relative weakness of the used car market.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $76.5 million, or 36.0%, from $212.4 million to $288.9 million. The increase in gross profit is due to: (1) a $12.4 million, or 6.1%, increase in retail gross profit at stores owned prior to July 1, 2001 and (2) a $65.4 million increase at dealerships acquired subsequent to July 1, 2001. Retail gross profit as a percentage of revenues from retail transactions decreased from 15.4% to 15.2%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.2%, 9.7%, 100.0%, and 47.3%, respectively, compared with 8.4%, 10.7%, 100.0% and 44.8% in the comparable prior year period. The decrease in retail gross profit as a percentage of revenues from retail transactions is primarily attributable to (1) decreased margins on the sale of used vehicle, which relate primarily to the lower margins realized on used vehicle sales in the UK, (2) decreased margins on the sale of new vehicles, which are due primarily to margin compression in the US, offset in part by higher margins realized on new vehicle sales in the UK, and (3) a decrease in the percentage of higher margin finance and insurance revenues to total retail revenues, offset in part by (1) increased gross profit margins on service and parts revenues, which result from the realization of higher margins in the US and UK, and (2) an increase in the relative proportion of used vehicle retail sales to total vehicle sales. Aggregate gross profit on fleet and wholesale transactions decreased by $0.9 million to a loss of $1.2 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $58.4 million, or 34.1%, from $171.4 million to $229.8 million. Such expenses decreased as a percentage of total revenue from 11.4% to 11.2%, and decreased as a percentage of gross profit from 80.8% to 79.9%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $16.1 million, or 10.3%, increase at dealerships owned prior to July 1, 2001, and (2) a $51.2 million increase at dealerships acquired subsequent to July 1, 2001, partially offset by a $5.0 million decrease in goodwill amortization due to the adoption of SFAS No. 142. The increase in selling, general and administrative expenses at stores owned prior to July 1, 2001 is due in large part to increased selling expenses, including increases in variable compensation as a result of the 6.1% increase in retail gross profit over the prior year, depreciation, healthcare costs, and other insurance costs versus the prior year.

      Floor Plan Interest Expense. Floor plan interest expense increased by $0.1 million, or 0.9%, from $9.0 million to $9.1 million. The increase in floor plan interest expense is due to a $1.7 million, or 19.0%, decrease at stores owned prior to July 1, 2001, partially offset by a $1.9 million increase at dealerships acquired subsequent to July 1, 2001. The decrease at stores owned prior to July 1, 2001 is due primarily to a decrease in inventory at those dealerships, coupled with a decrease in our weighted average borrowing rate on floor plan indebtedness during 2002.

      Other Interest Expense. Other interest expense increased by $2.0 million, or 25.0%, from $8.0 million to $10.0 million. The increase is due primarily to increased acquisition related indebtedness, including approximately $140.0 million borrowed in connection with the acquisition of the Sytner Group plc in March 2002, offset in part by (1) a decrease in our weighted average borrowing rate during 2002 and (2) the pay-down of indebtedness with proceeds from equity offerings subsequent to December 31, 2001.

      Income Taxes. Income taxes increased by $5.4 million from $10.3 million to $15.7 million. The increase is due to an increase in pre-tax income compared with 2001, partially offset by a decrease in our estimated effective annual tax rate.

      Discontinued Operations. Income (loss) from discontinued operations, consisting of the results of operations which have been or will be divested or closed, decreased by $0.8 million from $0.2 million to a loss of $0.6 million. The current year results include an after-tax gain on disposal of $0.5 million.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $1.1 billion, or 28.8%, from $4.0 billion to $5.1 billion. The overall increase in retail revenues is due primarily to: (1) a $200.0 million, or 5.6%, increase in retail revenues at dealerships owned prior to January 1, 2001, and (2) a $1.0 billion increase at dealerships acquired subsequent to January 1, 2001. The overall increase in retail revenues at dealerships owned prior to January 1, 2001 reflects 7.0%, 9.9% and 6.2% increases in new retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $448.8 million from fleet and wholesale transactions represent a 17.3% increase versus the prior year. The increase in fleet and wholesale revenues is due to $97.1 million from acquisitions subsequent to January 1, 2001, offset by a $23.2 million, or 6.7%, decrease at stores owned prior to January 1, 2001.

      Retail sales of new vehicles increased by $685.6 million, or 26.2%, from $2.6 billion to $3.3 billion. The increase is due primarily to: (1) a $166. million, or 7.0%, increase at dealerships owned prior to January 1, 2001 and (2) a $561.2 million increase at dealerships acquired subsequent to January 1, 2001. The increase at dealerships owned prior to January 1, 2001, is due primarily to a 4.4% increase in new retail unit sales, which increased revenue by $106.9 million, and a 2.5% increase in comparative average selling prices per vehicle, which increased revenue by $59.1 million. The Company believes that this increase is due in part to its favorable brand mix, which includes a higher concentration of foreign nameplates which have been steadily increasing market share in the US, coupled with aggressive incentive programs being offered by domestic nameplate manufacturers. Approximately 89% of the increase in new retail unit sales at dealerships owned prior to January 1, 2001 results from sales of these foreign nameplates. Aggregate retail unit sales of new vehicles increased by 19.9%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2001 and (2) a 17,617 increase in new vehicle retail unit sales at dealerships acquired subsequent to January 1, 2001. We retailed 119,662 new vehicles (67.4% of total retail vehicle sales) during the nine months ended September 30, 2002, compared with 100,016 new vehicles (67.0% of total retail vehicle sales) during the nine months ended September 30, 2001.

      Retail sales of used vehicles increased by $299.3 million, or 37.1%, from $807.3 million to $1.1 billion. The increase is due primarily to a $323.9 million increase at dealerships acquired subsequent to January 1, 2001. Retail sales of used vehicles at dealerships owned prior to January 1, 2001 were consistent with the prior year. The Company believes the relative affordability of new vehicles resulting from manufacturer incentive programs has negatively impacted used vehicles sales growth during the nine months ended September 30, 2002. Aggregate retail unit sales of used vehicles increased by 17.9%, due principally to a 10,738 increase in used vehicle retail unit sales at dealerships acquired subsequent to January 1, 2001. We retailed 58,092 used vehicles (32.6% of total retail vehicle sales) during the nine months ended September 30, 2002, compared with 49,278 used vehicles (33.0% of total retail vehicle sales) during the nine months ended September 30, 2001.

      Finance and insurance revenues increased by $26.6 million, or 24.9%, from $106.7 million to $133.3 million. The increase is due primarily to: (1) an $8.8 million, or 9.9%, increase at dealerships owned prior to January 1, 2001 and (2) a $16.5 million increase at dealerships acquired subsequent to January 1, 2001. The increase at dealerships owned prior to January 1, 2001 is primarily due to a revenue increase of $46 per retail vehicle sold, which increased revenue by $6.2 million, and a 2.7% increase in retail vehicles sold, which increased revenue by $2.6 million.

      Service and parts revenues increased by $129.6 million, or 29.8%, from $435.6 million to $565.2 million. The increase is due primarily to: (1) a $24.8 million, or 6.2%, increase at dealerships owned prior to January 1, 2001 and (2) a $111.5 million increase at dealerships acquired subsequent to January 1, 2001. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, manufacturers’ warranty programs for both new and certified used vehicles, increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from capital construction projects.

      Fleet revenues decreased $25.7 million, or 21.6%, versus the comparable prior year period. The decrease in fleet revenues is due primarily to a $28.8 million, or 26.8%, decrease in fleet sales revenues at dealerships owned prior to January 1, 2001, partially offset by a $4.0 million increase at stores acquired subsequent to January 1, 2001. The Company has elected to de-emphasize the low margin fleet business and expects fleet sales volumes to remain lower in the future.

      Wholesale revenues increased $92.0 million, or 34.9%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: (1) a $5.6 million, or 2.4%, increase at dealerships owned prior to January 1, 2001 and (2) a $93.2 million increase at dealerships acquired subsequent to January 1, 2001. The Company believes the increase at dealerships owned prior to July 1, 2001 is due in part to the relative strength of the new car market, resulting in an increase in the number of cars taken in on trade, versus the relative weakness of the used car market.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $185.9 million, or 30.7%, from $604.7 million to $790.6 million. The increase in gross profit is due to: (1) a $38.4 million, or 7.1%, increase in retail gross profit at stores owned prior to January 1, 2001 and (2) a $154.3 million increase at dealerships acquired subsequent to January 1, 2001. Retail gross profit as a percentage of revenues from retail transactions increased from 15.2% to 15.5%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.5%, 10.2%, 100.0%, and 46.9%, respectively, compared with 8.3%, 10.6%, 100.0% and 44.7% in the comparable prior year period. The increase in retail gross profit as a percentage of revenues from retail transactions is primarily attributable to (1) increased gross profit margins on service and parts revenues, which result from the realization of higher margins in the US and UK, (2) an increase in the relative proportion of service and parts sales to total retail sales, (3) an increase in the relative proportion of used vehicle retail sales to total vehicle sales and (4) an increase in margins on the sale of new vehicles, which is due primarily to higher margins realized on new vehicle sales in the UK, offset in part by decreased margins on the sale of used vehicles, which relate primarily to the lower margins realized on used vehicle sales in the UK, offset in part by higher margins on used vehicle sales in the US. Aggregate gross profit on fleet and wholesale transactions decreased by $1.1 million to a loss of $0.8 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $144.2 million, or 29.6%, from $487.4 million to $631.6 million. Such expenses increased as a percentage of total revenue from 11.2% to 11.4%, and decreased as a percentage of gross profit from 80.6% to 80.0%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $43.5 million, or 10.5%, increase at dealerships owned prior to January 1, 2001 and (2) a $122.4 million increase at dealerships acquired subsequent to January 1, 2001, partially offset by a $14.6 million decrease in goodwill amortization due to the adoption of SFAS No. 142. The increase in selling, general and administrative expenses at stores owned prior to January 1, 2001 is due in large part to increased selling expenses, including increases in variable compensation as a result of the 7.1% increase in retail gross profit over the prior year, depreciation, healthcare costs, and other insurance costs versus the prior year.

      Floor Plan Interest Expense. Floor plan interest expense decreased by $5.6 million, or 17.6%, from $31.6 million to $26.0 million. The decrease in floor plan interest expense is due to an $8.2 million, or 28.1%, decrease at stores owned prior to January 1, 2001, partially offset by a $3.5 million increase at dealerships acquired subsequent to January 1, 2001. The decrease at stores owned prior to January 1, 2001 is due primarily to a decrease in inventory at those dealerships, coupled with a decrease in our weighted average borrowing rate on floor plan indebtedness during 2002.

      Other Interest Expense. Other interest expense increased by $0.6 million, or 2.3%, from $27.2 million to $27.8 million. The increase is due primarily to increased acquisition related indebtedness, including approximately $140.0 million borrowed in connection with the acquisition of the Sytner Group plc in March 2002, offset in part by (1) a decrease in our weighted average borrowing rate during 2002 and (2) the pay-down of indebtedness with proceeds from equity offerings subsequent to December 31, 2001.

      Discontinued Operations. Income (loss) from discontinued operations, consisting of the results of operations which have been or will be divested or closed, increased by $0.1 million from $0.6 million to $0.7 million. The current year results include an after-tax gain on disposal of $1.7 million.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through borrowings under our credit agreement, the issuance of debt securities, including floor plan notes payable, sale-leaseback transactions, the issuance of equity securities and cash flow from operations. As of September 30, 2002, we had working capital of $125.3 million.

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements into which our subsidiaries have entered with various lenders. We make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. As of September 30, 2002, our outstanding borrowings under floor plan arrangements amounted to $790.9 million.

      Our credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation provides for revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes. Our borrowing capacity under the revolving portion of the credit agreement is $700.0 million and, in addition, we have use of a standby letter of credit facility in the amount of $50.0 million. Our credit agreement also provided for a term loan of $161.0 million, all of which was used during 1999 and 2000 to repurchase our 11.0% senior subordinated notes. Loans under the credit agreement bear interest between LIBOR plus 2.00% and LIBOR plus 3.00%. The credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries (and will be guaranteed by domestic automotive dealership subsidiaries acquired or established by us in the future) and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. Under the terms of our credit agreement, we are required to comply with minimum manufacturer working capital standards at each of our dealerships. We are also required to maintain a total debt (including floor plan borrowings) to stockholders’ equity ratio of less than 2.75:1, a non floor plan debt to stockholders’ equity ratio of less than 1.30:1, a senior debt (non floor plan debt less subordinated debt) to EBITDA ratio of less than 3.75:1. EBITDA is based upon the preceding twelve months and, as defined, is pro forma to include twelve months EBITDA for acquired entities. Our credit agreement also contains typical events of default including change of control and non-payment of obligations. Substantially all of our assets are subject to security interests granted to lenders under the credit agreement. The availability under the revolving portion of the credit agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of our allowable tangible assets (which does not include foreign assets). Revolving loans mature on August 3, 2005. As of September 30, 2002, our outstanding borrowings under the credit agreement amounted to $327.8 million. As of November 12, 2002, our outstanding borrowings under the credit agreement amounted to $336.8 million.

      During 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our floating rate debt was exchanged for fixed rate debt for five years. The fixed rate interest paid by us is based on LIBOR and amounted to approximately 7.1%. In October 2002, we extended the term of this swap to January 2008. In connection with the extension of the term of the swap, the fixed rate interest rate to be paid by us was reduced to 5.86%.

      In March 2002, we issued $300.0 million of 9.625% senior subordinated notes due 2012 pursuant to Rule 144A and Regulation S under the Securities Act, as amended. Proceeds from the offering of $292.2 million were used to repay borrowings under the Company’s credit agreement. The notes are unsecured senior subordinated notes and rank behind all of our existing and future senior debt, including debt under our credit agreement. The notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we are allowed to redeem up to 35% of the notes with the net cash proceeds from specified public equity offerings. Upon a change of control each holder of notes will be able to require us to repurchase all or some of the notes at a redemption price of 101% of the principal amount of the notes. The notes also contain customary negative covenants and events of default. We are obligated to use our best efforts to complete a registered exchange offer for the notes or to register resales of the notes under the Securities Act, but we cannot assure that such a registration will be completed or that any trading market will develop after completion of such a registration.

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

      In September 2001, we announced that our board of directors authorized the repurchase of up to three million shares of our outstanding common stock. Pursuant to that authorization, we repurchased 1,009,463 shares in a negotiated transaction at an aggregate cost of $16.0 million during 2002. As of November 12, 2002, we have repurchased 1,396,555 shares under the program announced in September 2001. The share repurchase program remains open and the Company continually evaluates market conditions and internal financing considerations when contemplating purchasing shares.

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

      During 2002, net cash provided by operations amounted to $44.3 million. Net cash used in investing activities during 2002 totaled $251.7 million, including $140.0 million related to capital expenditures and $191.6 million for acquisitions (which includes approximately $140.0 million relating to the acquisition of Sytner), offset by $80.0 million in proceeds from sale-leaseback transactions. Net cash provided by financing activities during 2002 totaled $190.9 million, relating to: (1) borrowings of $332.8 million for capital expenditures and acquisitions, (2) borrowings of $300.0 million in connection with the issuance of the senior subordinated notes due 2012 and (3) $135.3 million relating to the issuance of voting common stock, offset by (1) $561.2 million used to repay borrowings under the Company’s credit agreement and (2) $16.0 million to repurchase common stock.

      We have a number of capital projects planned or underway relating to the expansion and renovation of our retail automotive operations. Gross cash expenditures during 2002 relating to such projects are estimated to aggregate to $150.0 million, a substantial portion of which has already been spent. Historically, we have financed such capital expenditures with borrowings under our credit agreement and cash flow from operations. In the past, we have also entered into sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly owned subsidiary of Penske Corporation. We sold certain properties to AGR in 2002 for consideration of $80.0 million and made lease payments to AGR totaling $8.9 million during the nine months ended September 30, 2002, which payments relate to the properties we lease from AGR. We believe we will continue to finance certain capital expenditures in this fashion during 2002. As a result, we anticipate that the net cash we will fund for capital expenditures will amount to approximately $70.0 million. Funding for such capital expenditures is expected to come from cash flow from operations, supplemented by borrowings under our credit agreement.

      The Company agreed to make a contingent payment in cash to the extent the 841,476 shares of common stock issued in connection with an acquisition completed in October 2000 are sold subsequent to the fifth anniversary of the transaction and have a market value at the time of sale of less than $12.00 per share. The Company will be forever released from this guarantee in the event the average daily closing price of the Company’s common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase no more than 108,333 shares for $12.00 per share in cash on each of the first five anniversary dates of the transaction. As of September 30, 2002, the maximum of future cumulative cash payments the Company may be required to make in connection with the put option amounted to $5.2 million. As of November 12, 2002, such maximum cash payments amounted to $3.9 million. To date, no payments have been made by the Company relating to the put option.

      In connection with an acquisition of dealerships in October 1997, we agreed that if the acquired companies achieved aggregate specified base earnings levels in any of the five years beginning with the year ending December 31, 1999, we would pay to the sellers for each year in which the acquired companies exceeded base earnings an amount equal to $0.7 million plus defined percentages of the amounts earned in excess of such base earnings for any such year. The total amount of payments to be made pursuant to this agreement is limited to $7.0 million. To date we have paid $2.0 million relating to this agreement. The amount of additional payments, if any, will be determined based upon the financial performance of the acquired business in 2002 and 2003. We also have obligations with respect to past transactions totaling $32.7 million over the next four years.

      As of September 30, 2002, we had approximately $0.7 million of cash available to fund operations and future acquisitions. In addition, $355.7 million was available for borrowing under our credit agreement as of November 12, 2002, which availability is subject to a maximum actual borrowing limit of $329.6 million due to the credit agreement’s borrowing base collateral limitation (in general, the borrowing base equals certain of our allowable tangible assets plus $300.0 million). Borrowings used to finance the cost of acquisitions and capital construction projects will typically increase tangible assets, allowing the Company to access borrowing capacity which is currently not available due to the base collateral limitation.

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

      In November 1999 we formed a joint venture to own and operate certain dealerships in Brazil. Our joint venture partners in Brazil are Roger S. Penske, Jr. and Andre Ribeiro Holdings, Ltda. We contributed approximately $3.6 million for a 90.6% interest in United Auto do Brasil, Ltda. and Mr. Penske, Jr. and Mr. Ribeiro each contributed approximately $0.2 million for a 4.7% interest.

      In October 2000, we purchased the operating assets of certain dealerships in Fairfield, Connecticut for approximately $26.8 million. We are contractually committed to sell 20% of this venture to Lucio A. Noto and other investors upon receipt of approval for the transfer of ownership by the manufacturers represented at the Fairfield location and the completion of other conditions. Upon completion of these conditions, the closing will occur as of March 1, 2001. The selling price is approximately $5.4 million, representing 20% of the consideration we paid inclusive of assets acquired. Mr. Noto will pay for this interest with $1.2 million at closing, with the remaining $4.2 million to be paid in quarterly payments over twenty years. The payments will be offset from permitted periodic cash distributions to Mr. Noto by the venture, which are expected to fully fund the investors installment payments.

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

Seasonality

      Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The greatest seasonalities exist with the dealerships we operate in the northeastern and upper mid-western United States, for which the second and third quarters are the strongest with respect to vehicle-related sales. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.

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

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the reports and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions and successfully integrate acquisitions, we will be unable to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions and financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our principal stockholders have substantial influence over us and may make decisions with which stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our substantial amount of indebtedness may limit our ability to obtain financing for acquisitions and will require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	changes in the European Commission’s regulations regarding automobile manufacturers may have an adverse effect on Sytner;

•	the Sytner acquisition exposes us to the risks involved in international operations;

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance;

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of September 30, 2002, a 100 basis point change in interest rates would result in an approximate $3.6 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or Prime rates. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements, a 100 basis point change in interest rates would result in an approximate $5.9 million change to our annual floor plan interest expense.

      The Company continually evaluates its exposure to interest rate fluctuations and follows established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to reduce the effect of interest rate fluctuations on the Company’s earnings and cash flows. The Company is currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate debt was exchanged for fixed rate debt through January 2008. The fixed rate interest paid by us is based on LIBOR and amounts to approximately 5.86%.

      Interest rate fluctuations effect the fair market value of our fixed rate debt, including the senior subordinated notes, certain seller financed promissory notes and obligations under certain capital leases, but do not impact our earnings or cash flows.

      Foreign Currency Exchange Rates. The Company currently has operations in the United Kingdom, Germany, Mexico and Brazil. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the United Kingdom, the Company’s foreign operations are not significant. In the event we enter into transactions that expose the Company to foreign exchange fluctuations, or change our intent with respect to the investment in any of our international operations, the Company would expect to implement strategies designed to manage those risks in an effort to reduce the effect of foreign currency fluctuations on the Company’s earnings and cash flows.

      In common with other automotive retailers, we purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase all of our inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

Item 4.     Controls and Procedures

      a) As of a date within 90 days prior to the filing of this report (the “Evaluation Date”), the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), with the participation of other members of the Company’s management, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the CEO and the CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is made known to the CEO and CFO within the time periods specified in the Securities and Exchange Commission rules and forms.

      b) There were no significant changes in the registrant’s internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II

Item 1 — Legal Proceedings

      The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

10.34	Purchase Agreement by and among United Auto Group, Inc. and Combined Specialty Insurance Company dated as of August 14, 2002.
10.35	Lease Agreement between Automotive Group Realty, LLC and UAG Realty, LLC, dated September 29, 2002.
10.36	Lease Agreement between Car Chauncey, LLC and UAG Realty, LLC, dated as of September 11, 2002.
99.1	Certification of CEO
99.2	Certification of CFO

      (b) Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K and amendments to Form 8-K during the quarter ended September 30, 2002:

1. July 22, 2002, reporting under Items 7 and 9 (announcement of the acquisition of a BMW franchise in Austin, Texas).

2. July 30, 2002, reporting under Items 7 and 9 (announcement of the Company’s earnings for the three months ended June 30, 2002).

3. August 7, 2002, reporting under Items 5 and 7 (filing of the Company’s audited financial statements as of and for the three years ended December 31, 2001 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations).

4. August 15, 2002, reporting under Items 7 and 9 (announcement of the repurchase of approximately 1.0 million shares of the Company’s voting common stock for $15.85 per share from Combined Specialty Insurance Company (“Aon”) under a previously announced share repurchase program).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Chief Financial Officer
Principal Financial and Accounting Officer

Date: November 12, 2002

UNITED AUTO GROUP, INC.

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

Certification

      I, Roger S. Penske, certify that:

1.	I have reviewed this quarterly report on form 10-Q of United Auto Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation date”); and

c.	presented in this quarterly report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROGER S. PENSKE

Roger S. Penske
Title: Chief Executive Officer

Date: November 12, 2002

UNITED AUTO GROUP, INC.

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

Certification

      I, James R. Davidson, certify that:

7.	I have reviewed this quarterly report on form 10-Q of United Auto Group, Inc.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation date”);and

c.	presented in this quarterly report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES R. DAVIDSON

James R. Davidson
Title: Chief Financial Officer

Date: November 12, 2002

10-Q EXHIBIT INDEX

Exhibit No.	Description

10.34	Purchase Agreement by and among United Auto Group, Inc. and Combined Specialty Insurance Company dated as of August 14, 2002.
10.35	Lease Agreement between Automotive Group Realty, LLC and UAG Realty, LLC, dated September 29, 2002.
10.36	Lease Agreement between Car Chauncey, LLC and UAG Realty, LLC, dated as of September 11, 2002.
99.1	Certification of CEO
99.2	Certification of CFO