Form 10-K
period 2002-12-31
UNITED AUTO GROUP INC
filed 2003-03-31
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2 of the Act).     Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     The aggregate market value of the voting and non-voting common stock held by non-affiliates as of March 26, 2003 was $273,472,476.

     As of March 26, 2003, there were 38,839,026 shares of voting common stock outstanding and 1,758,784 shares of non-voting common stock outstanding.

Documents Incorporated by Reference

     Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2003 Annual Meeting of the Stockholders, to be filed within 120 days of December 31, 2002, are incorporated by reference into Part III, Items 10-13.

Website Access to Company’s Reports

     United Auto’s internet website address is www.unitedauto.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

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
Item 14 Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
Amendment to Third Restated Certificate of Inc
2nd Amended & Restated Stock Option Plan
2001 Equity Compensation Plan
Amended & Restated Non-Employee Dir Comp Plan
Amended & Restated Credit Agreeement
Form of Porsche Sales and Service Agreement
Subsidiaries
Consent of Deloitte & Touche LLP
Consent of KPMG Audit Plc.
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I

Item 1.     Business

      We are the second largest publicly-traded automotive retailer in the United States as measured by total revenues. As of December 31, 2002, we owned and operated 129 franchises in the United States and 71 franchises internationally, primarily in the United Kingdom. We offer a full range of 39 vehicle brands, with 73% of our revenues in 2002 generated from the combined sale of foreign brands and luxury brands such as Honda, Toyota, BMW, Lexus and Mercedes. In addition to selling new and used vehicles, we generate revenue at each of our dealerships through the sale of higher-margin products, such as finance, insurance and vehicle service contracts, maintenance and repair services, replacement parts and aftermarket automotive products.

      Much of our growth and success over the last three years has resulted from the experienced leadership of Roger S. Penske and our management team. Since May 1999, Mr. Penske, through Penske Corporation, has invested approximately $175 million in our common stock and other equity securities. Since Mr. Penske assumed leadership, our management team has: improved same store retail revenues by an average rate of 8.2% per year over the past four years; acquired 120 franchises; grown total revenues from $3.2 billion in 1998 to $7.4 billion in 2002; and increased our income from continuing operations per diluted common share from $0.57 in 1998 to $1.49 in 2002. Following is the percentage of revenue and gross profit contributed by the Company’s product areas during each of the last three fiscal years:

	Revenue			Gross Profit

	2002	2001	2000	2002	2001	2000

New vehicles sales	59.3%	60.9%	59.3%	35.3%	36.4%	36.7%
Used vehicles sales	20.1	18.5	19.1	14.1	14.1	14.5
Finance and insurance	2.4	2.4	2.4	16.8	17.5	16.8
Service and parts	10.4	10.0	10.3	34.2	32.3	31.9
Fleet sales	1.5	2.3	2.3	0.3	0.4	0.3
Wholesale vehicle sales	6.3	5.9	6.6	(0.7)	(0.7)	(0.2)

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

      We incorporated in the State of Delaware in December 1990 and began dealership operations in October 1992. When we refer to “common stock” in this report, we are referring to our voting common stock, par value $0.0001 per share, unless otherwise indicated.

Business Strengths

      We believe the following key strengths are critical to our success as a leading automotive retailer:

      Favorable Brand Mix. In recent years, foreign and luxury vehicle brands have gained significant U.S. market share from domestic vehicle brands. We have successfully pursued an acquisition strategy that provides us with the highest concentration of revenues from foreign brands among the publicly-traded automotive retailers. In 2002, approximately 73% of our sales were generated at foreign brand dealerships (including luxury brands, which typically generate higher margins for our dealerships), while, industry-wide, about 37% of U.S. new vehicle sales consisted of foreign brands. We believe our mix favoring foreign and luxury brands provides us with an opportunity to improve same store retail sales revenues and gross profits, as these brands are projected to increase U.S. market share, generally earn higher margins than domestic brands, and have higher parts, service and repair penetration rates.

      The following chart compares the revenue we generate at dealerships by brand in 2002 with 1999, in each case, as a percentage of our total sales.

	2002	1999

Toyota/ Lexus	24%	30%
Honda/ Acura	12	6
BMW	11	5
Mercedes	8	—
Nissan/ Infiniti	6	9
Other Foreign Brands	12	6

Total Foreign Brands	73	56

General Motors	12	16
Chrysler	10	21
Ford	5	7

Total Domestic Brands	27	44

Total	100%	100%

      Consistent Record of Internal Growth and Proven Acquisition Strategy. We grow our business through both internal expansion and acquisitions with the goal of enhancing brand and geographic diversity, reducing redundant costs and increasing return on investment. We continually focus on improving the revenue potential of our existing dealerships. We place a strong emphasis on customer service and have made substantial improvements in our facilities, including premier showrooms and displays, and expanded and modernized service facilities. Over the past four years, we have demonstrated strong internal growth, which has resulted in increases in average same store retail revenue of 8.7% for new vehicles, 5.3% for used vehicles, 12.2% for finance and insurance and 7.0% for service and parts.

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

      Our larger acquisitions are generally well-established, multi-franchise dealership groups that demonstrate leadership in attractive markets where we do not currently have a strong presence. Our smaller or single dealership acquisitions are usually complementary dealerships in our existing markets that enable us to expand our brand and product offerings and gain operating efficiencies and cost savings. As a result of our acquisition strategy, we have increased our revenue mix of foreign vehicle brands from 56% in 1999 to 73% in 2002, thereby increasing our sales in the growing foreign vehicle segment.

      Diversified Revenue Stream and Variable Cost Structure. We believe that our diversified revenue mix helps to mitigate the cyclicality of new vehicle sales and that our variable cost structure affords us flexibility in responding to economic cycles, enhancing our overall profitability. Sales of used vehicles, service and parts and finance and insurance products represented approximately 39% of our total revenues and generated approximately 64% of our gross profit in 2002. We believe that demand for these products and services, which tend to produce higher margins than our new vehicle sales, is less affected by economic cycles than demand for new vehicles. Our dealership operations are also diversified both in terms of the brands of vehicles they offer and geographic location. Our domestic dealerships are primarily located within five domestic geographic operating regions. Our international dealerships are primarily located in the U.K., which we consider a sixth operating region. During 2002, no single region accounted for more than 25% of our total revenues. In addition, a significant percentage of our operating expenses are variable expenses, such as compensation, floor plan interest expense and advertising, which we can adjust to reflect economic trends. Currently, gross profit generated from our service and parts business absorbs a substantial portion of our total operating expenses, excluding salespersons’ compensation.

      Experienced, Growth-Oriented Management Team. In May 1999, Roger S. Penske, a 38-year automotive industry veteran, became our Chairman and Chief Executive Officer and strengthened our management team with individuals having extensive experience in the automotive retail industry. Mr. Penske has substantial experience as a leading operator in the automotive industry and a proven record of successful integration of acquired businesses. Under Mr. Penske’s leadership, we have purchased and integrated 120 franchises.

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

      Expand Existing Business Platform and Grow Higher-Margin Businesses. In addition to continuing to focus on the growth of same store sales at each of our dealerships, we are focused on developing the areas of our business that will produce higher margins than new vehicle sales, such as used vehicles sales, finance and insurance and other aftermarket products and services, service and parts sales and collision repair services. In 2002, our retail gross margins for these products were 10.0% for used vehicles, 100.0% for finance and insurance and 47.1% for service and parts and collision repair services, as compared to 8.5% for new vehicles.

•	Used Vehicles. Sales of used vehicles by our domestic dealerships, with average prices approximating 60% of new vehicle prices, typically generate higher gross profit margins than sales of new vehicles because of limited comparability among them and the somewhat subjective nature of their valuation. Consumer acceptance of used vehicle purchasing has grown in recent years, due principally to (1) an increase in the availability of late-model, low-mileage, under-warranty vehicles from expiration or termination of short-term leases, (2) improvements in the quality of used vehicles and (3) increases in the prices of new vehicles. We are striving to improve our used vehicle business by implementing comprehensive used vehicle marketing activities in each of our markets and dedicating personnel to our used vehicle sales business. Despite a difficult used vehicle retail market in 2002 resulting from strong incentive programs offered by the domestic manufacturers on new vehicles, we believe our efforts have been successful, with same store used vehicle sales increasing at an average annual rate of 5.3% over the last four years.

•	Finance and Insurance and Other Aftermarket Products. Each sale of a new or used vehicle provides us the opportunity to finance the sale, sell the customer an extended service contract or an insurance product and sell other aftermarket products, such as cellular phones, alarms and fabric protectors. In order to improve our finance and insurance business, we are focusing on enhancing our salesperson training program and increasing our product offerings. Our finance and insurance and other aftermarket products’ sales per vehicle retailed have increased from $672 in 1999 to $753 in 2002.

•	Service and Parts and Collision Repair Centers. Each of our new vehicle dealerships offers a fully integrated service and parts department. The service and parts business provides important incremental revenue to our dealerships, which we believe helps to mitigate the effects of downturns in the automobile sales cycle. Unlike independent service shops or used vehicle dealerships with service operations, our dealerships are qualified to perform work covered by manufacturer warranties. Since warranty service work is paid for by the manufacturer, consumers are motivated to service their vehicles at a dealership for the warranty period. To increase the service and parts businesses, our dealerships have implemented programs to track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. During 2002, we invested a total of $185.7 million in our business. A substantial portion of this investment was allocated to expansion and/or construction of new service and parts and collision repair centers in an effort to expand our higher-margin businesses.

Additionally, we currently own 21 collision repair centers, each of which is operated as an integral part of our dealership operations. In light of the recurring referral work from our dealerships and the higher margins associated with repair center revenues, we have embarked on an effort to increase such revenues. Our same store service and parts and collision repair revenues have increased at an average annual rate of 7.0% over the past four years.

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

      We principally target dealerships or dealership groups with established records of profitability and experienced management willing to remain in place. By joining our team, owners and management teams of our acquired dealerships gain additional management tools and marketing expertise, reduce redundant costs, and receive an opportunity to hold an equity interest in the business primarily through the Company’s equity incentive and executive compensation plans. We typically focus on opportunities in geographic markets with above-average projected population and job growth and strive to create regional groups of dealerships that will be able to share administrative and other functions to reduce costs.

      Implement “Best Practices”. Our senior management and dealership management meet regularly to review the operating performance of our dealerships and corporate initiatives, examine important industry trends and, where appropriate, agree on specific operating improvements. Key financial information is discussed and compared to other dealerships, both in the region, and across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization so that each of our dealerships can benefit from the successes of our other dealerships and the knowledge and experience of our senior management. We share information and ideas throughout the organization to implement the best operating practices at each of our dealerships. In addition, our brand managers, who are responsible for facilitating and maintaining our relationship with each manufacturer, assist in this process by fostering communication and cooperation between like-brand dealerships throughout our organization.

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

      The quality of customer service provided by our dealerships’ sales and service departments is measured by customer satisfaction index (“CSI”) scores, which are derived from data accumulated by manufacturers through individual customer surveys. We rely on this data to track the performance of dealership operations and use it as a factor in determining the compensation of general managers and sales and service personnel in our dealerships. Many of our dealerships met or exceeded the national averages of CSI scores recorded by those manufacturers in 2002. Additionally, many of our dealerships have received dealer quality, sales volume and customer satisfaction awards from various manufacturers.

      Expand Internet Presence. In order to provide an additional layer of customer service, each of our dealerships maintains its own website, and our corporate website, www.unitedauto.com, provides a link to each of our dealership websites allowing consumers to source information and communicate directly with our dealerships located in their particular markets. In addition, many automotive manufacturers’ websites include our dealerships’ websites among their links.

      According to industry analysts, the majority of new car buyers nationwide will consult the Internet for new car information. The Internet is generating better-informed consumers and improving the efficiency of the sales process. Using our corporate website, www.unitedauto.com, we provide these consumer leads with links to our dealership websites so consumers may communicate directly with our dealerships in their particular markets. Consumers can electronically search our inventory for vehicles that meet their model, feature requirements and price range. Most of our websites provide full service for the entire purchase process, including detailed information about vehicles available at the dealership, such as pictures of each vehicle, prices, features, specifications, vehicle reviews, payment calculators, links to financing applications and an option to estimate trade-in values through a link with Kelley Blue Book. We believe these features make it easier for consumers to meet all of their automotive research needs. Both used-vehicle and new-vehicle customers can contact dedicated Internet sales consultants on line via unitedauto.com, by telephone or by fax. We plan to continually enhance the technology, capability and available features to continue meeting the needs of online consumers on all of our websites. We have also partnered with CarsDirect.com, a leading multi-brand online car buying service which provides consumers with a full menu of research features for their automotive purchasing needs, including detailed safety ratings and reviews, financing, extended warranties, free credit checks, insurance quotes, anti-theft products, trade-in information and testimonials to further enhance our Internet exposure and retail sales capabilities.

Industry Overview

      With approximately $1 trillion in aggregate annual new vehicle, used vehicle and service and parts sales, the automotive retail industry is the largest retail trade sector in the United States, accounting for close to one-third of the total $3.3 trillion in retail sales. The industry is highly fragmented and largely privately held. There are more than 22,000 franchised dealerships nationwide, with the ten largest automotive retail groups accounting for approximately 5% of the total industry revenue.

      Of the close to $1 trillion in aggregate annual sales, new vehicle sales represents approximately $380 billion, or 39% of total revenues, used vehicle sales represents approximately $367 billion, or 38% of total industry revenues, followed by service and parts, which represents approximately $227 billion, or 23% of total revenues. In addition to new and used vehicles, dealerships offer a wide range of other higher-margin products and services, including repair and warranty work, replacement parts, extended warranty coverage, financing and credit insurance. Franchised dealers contributed $73 billion, or 32%, of the approximately $227 billion service and parts sector. The average dealership generates the majority of its profits from the sale of used vehicles and other products and services, including finance and insurance, mechanical and collision repair and service and parts. New vehicle sales are the smallest proportionate contributors to dealers’ gross profits, earning an average gross margin of between 8.0% and 9.0% compared to 10.0 and 11.0% for used vehicles.

      We believe consolidation in the automotive retail industry has been driven by the increased penetration by foreign manufacturers and the resulting loss of market share by domestic vehicle makers, which has forced many dealerships to close or be sold to better-capitalized dealership groups. According to industry data, the number of franchised dealerships has declined from approximately 24,000 dealerships in 1990 to approximately 22,000 dealerships. Although significant consolidation has already taken place, the industry today remains highly fragmented, with approximately 95% of the industry’s market share remaining in the hands of smaller regional and independent players. We believe that further consolidation in the industry is likely due to increased capital requirements of dealerships, the limited number of viable alternative exit strategies for dealership owners and the desire of certain manufacturers to strengthen their brand identity by consolidating their franchised dealerships.

      New vehicle unit sales are cyclical and, historically, fluctuations are influenced by factors such as interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability and consumer confidence. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers to declines in new vehicle sales. Historically, automotive retailers’ pre-tax profit margins have remained relatively stable, even in recessionary periods, while the average pre-tax profit margins of the three largest U.S. automobile manufacturers have fluctuated during the comparable periods. This has largely been due to a more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable, relating to personnel, advertising and inventory finance cost) and a more diversified revenue stream, with the majority of the sector’s profits derived from the sale of used vehicles, service and parts and finance and insurance. In addition, automobile manufacturers typically increase dealer incentives when sales are slow to meet production quotas set by contracts with labor unions, which further increases the volatility in profitability for automobile manufacturers and decreases the volatility for automotive retailers.

Dealership Operations

      Franchises. As of December 31, 2002, our franchises were primarily located in the following locations:

Location	Franchises

Arizona	20
Arkansas	16
California	8
Connecticut	4
Florida	9
Georgia	4
Indiana	6
Louisiana	1
Michigan	6
Mississippi	2
Nevada	1
New Jersey	13
New York	3
North Carolina	3
Ohio	7
Oklahoma	2
Puerto Rico	9
South Carolina	2
Tennessee	3
Texas	7
Virginia	3

Total Domestic	129

United Kingdom	67
Brazil	4

Total Foreign	71

Total Worldwide	200

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

      New Vehicle Sales. As of December 31, 2002, we sold 39 different brands of domestic and import family, sports and luxury cars, light trucks and sport utility vehicles through 200 franchises in 19 states, Puerto Rico, the U.K. and Brazil. Our customers finance their purchases of new vehicles through both traditional purchase transactions as well as through leasing companies providing consumer automobile leasing. Lease transactions are typically short-term leases, providing us a market of low mileage, late model vehicles still covered by manufacturer’s warranty for our used vehicle sales business. Short-term leases also give us the opportunity to obtain repeat business from customers on a more regular basis than purchase transactions.

      Our new vehicles are acquired by our dealerships directly from the manufacturer. Because of our long-term presence in the automotive retail market, our dedication to building and maintaining positive relationships with our manufacturers, and our consistent high sales volume from our dealerships, we believe that we can obtain for our dealerships high-quality, in demand models for our customers. During 2002, our dealerships maintained on average a 51-day supply of new vehicles. Our dealerships finance the purchase of new vehicles from the manufacturers through floor plan financing provided by the manufacturers’ captive finance companies.

      Used Vehicle Sales. We generally acquire used vehicles from auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. We clean, repair and recondition, as necessary, generally at our own service facilities, all used vehicles we acquire for resale. The used vehicle sales business accounts for a significant portion of the revenues at each of our dealerships. The growth opportunities relating to used vehicle sales are due to decreased customer concerns regarding used vehicles as more well-respected dealerships are engaging in the sale of high-quality, low-mileage, late model used vehicles, coupled with the proliferation of manufacturer certification processes for these vehicles. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in any available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided the benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. In addition, we offer for sale third-party extended service contracts on all of our used vehicles. During 2002, our dealerships maintained on average a 36-day supply of used vehicles.

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

      Service and Parts Sales. We generate service and parts sales at each of our dealerships, primarily for the vehicle models sold at that dealership. We perform both warranty and non-warranty work. Our service and parts revenues have increased each year, in large part due to increased warranty protection periods offered by vehicle manufacturers and increasingly complex technology in vehicles, which makes it difficult for independent repair facilities to maintain, diagnose problems in and repair today’s automobiles. As part of our agreements with our manufacturers, we obtain all equipment required by the manufacturer and needed to service and maintain each make of vehicle sold at any particular dealership. A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service history and we send reminders to customers when vehicles are due for periodic maintenance or service.

      Vehicle Brands. As of December 31, 2002, we sold the following brands: Acura, Alpina, Aston Martin, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Dodge, Ferrari, Ford, GMC Truck, Honda, Hummer, Hyundai, Infiniti, Isuzu, Jaguar, Jeep, Land Rover, Lexus, Lincoln-Mercury, Lotus, Mazda, Maserati, Mercedes Benz, Mini, Nissan, Pontiac, Porsche, Rolls Royce/Bentley, SAAB, Smart, Suzuki, Toyota, TVR, Volvo and Volkswagen.

Management Information Systems

      The Company consolidates financial, accounting and operational data received from our domestic dealers through an exclusive private communications network. The data from these dealers is gathered and processed through their individual dealer management systems. All of our domestic dealerships use hardware and software from ADP, Inc. and the Reynolds and Reynolds Company for their management system. We allow our dealership management teams to choose the management system that best fits their daily operational needs. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures. Our private communication network allows us to extract and aggregate information from the two systems in a consistent format to create consistent consolidating financial and operational data. The system also allows us to access detailed information on a real time basis for each domestic dealership, by region and on a consolidated basis. Information we can access includes inventory, cash, unit sales, the mix of new and used vehicles sales and sales of aftermarket products and services. Our ability to access this real time data allows us to continually analyze our domestic dealerships’ operating results and financial position so as to identify areas for improvement. Our technology also enables us to quickly integrate domestic dealerships or dealership groups we acquire.

      Our foreign dealership operating results are processed through dealer management systems provided by a number of local software providers, the majority of which are included in the consolidated financial results of our U.K. subsidiaries. Financial and operational information is aggregated following U.S. policies and accounting requirements and in the Company’s U.S. reporting format to ensure consistency of results among our worldwide operations.

Marketing

      We believe that our marketing programs have contributed to our sales growth. Our advertising and marketing efforts tend to be focused at the local market level, with the aim of our efforts being building both our new and repeat business. We utilize many different media for our marketing activities, including newspapers, magazines, television, radio and the Internet. In addition, automobile manufacturers supplement our local and regional advertising efforts by producing large advertising campaigns to support their brands, promote attractive financing packages and draw traffic to local area dealerships. We believe that our ability to obtain volume discounts and other valuable concessions from advertisers should enable us to realize continued cost savings in advertising.

Acquisitions

      We completed a number of dealership acquisitions in 2002, 2001 and 2000. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, our financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      Acquired in 2002, the Sytner Group, plc. operates 67 franchises and is one of the leading retailers of luxury vehicles in the United Kingdom. Sytner’s franchises include: Alpina, Audi, Bentley, BMW, Chrysler, Ferrari, Jaguar, Jeep, Land Rover, Lexus, Lotus, Maserati, Mercedes-Benz, Mini, Porsche, Rolls Royce, Saab, Smart, TVR, Volkswagen and Volvo.

      The following table sets forth information with respect to the domestic dealerships we acquired or opened during 2002, 2001 and 2000:

Date Opened
Dealership	or Acquired	Location	Franchises

Long Ford	1/00	Jacksonville, AR	Ford
Mercedes Benz of San Diego	2/00	San Diego, CA	Mercedes Benz
Lake Norman Ford	2/00	Huntersville, NC	Ford
Cavallino Ferrari	3/00	Phoenix, AZ	Ferrari
Jones Toyota	4/00	Little Rock, AR	Toyota
Motorcars Group	5/00	Bedford, OH	Mercedes Benz(2) Infiniti(2)
Dellen Group	5/00	Indianapolis, IN	Oldsmobile/ Lincoln-Mercury
Bill Estes Dodge	6/00	Indianapolis, IN	Dodge/ Chrysler/ Jeep
Triangle Chrysler/ Mazda	6/00	Ponce, PR	Chrysler/ Mazda
Goodson	7/00	Houston, TX	Honda(2)/ GMC
Cerritos GMC	7/00	Cerritos, CA	Buick/ Pontiac/ GMC
Lexus de San Juan	7/00	San Juan, PR	Lexus
Rinke Auto Group	10/00	Detroit, MI	Cadillac/ Pontiac/ GMC/ Toyota
Gene Norris Honda	10/00	Mentor, OH	Honda

Date Opened
Dealership	or Acquired	Location	Franchises

Continental Auto Group	10/00	Fairfield, CT	Mercedes Benz/ Porsche/ Audi/ Volkswagen
Mel Farr Toyota	11/00	Bloomfield Hills, MI	Toyota
Volvo on Camelback	12/00	Phoenix, AZ	Volvo
Clark Toyota	12/00	Springdale, AR	Toyota
Brett Morgan Chevrolet	1/01	Benton, AR	Chevrolet
Motorcars Toyota	2/01	Bedford, OH	Toyota
H.B.L	3/01	Vienna, VA	Mercedes Benz/ Porsche/ Audi/ Land Rover
Honda of Nanuet	5/01	Nanuet, NY	Honda
Mercedes of Nanuet	5/01	Nanuet, NY	Mercedes Benz
North Olmsted Nissan	8/01	North Olmsted, OH	Nissan
Landers Nissan	8/01	Southaven, MS	Nissan
BMW of San Diego	10/01	San Diego, CA	BMW
Nelms Auto Group	10/01	Fayetteville, AR	Chevrolet/ Honda/ Acura
BMW of Austin	7/02	Austin, TX	BMW
Honda Bloomfield	8/02	Bloomfield Hills, MI	Honda
Volvo of Tulsa	12/02	Tulsa, OK	Volvo

      In addition, in July 2001, we invested in the Tulsa Auto Collection, a group of dealerships owned indirectly by Ford Motor Company, in Tulsa, Oklahoma, consisting of seven dealerships representing the Ford, Lincoln-Mercury, Jaguar and Mazda brands.

      We expect to continue to pursue acquisitions and related transactions in the future, although there can be no assurance that we will succeed in this strategy.

Agreements with Vehicle Manufacturers

      Each of our dealerships operates under separate franchise agreements with the manufacturers of each brand of vehicle sold at the dealership. These agreements contain provisions and standards governing almost every aspect of the operations of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), inventory, warranties offered to customers, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, information systems and monthly financial reporting. Typically the general manager and/or the owner of a dealership may not be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands at our dealerships. Franchise agreements typically expire after a specified period of time, ranging from one to five years. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changing the dealership’s management or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit information to the manufacturer on a timely basis, changes in the dealership’s owners without consent, pledging the dealership’s stock, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement, subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. Many agreements grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership.

      Our agreements with manufacturers usually give the manufacturers the right, under some circumstances (including upon a merger, sale, or change of control of the Company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships that sell the manufacturers’ brands. In particular, our agreement with General Motors Corporation provides that, upon a proposed sale of 20% or more of our voting stock to any other person or entity (other than for passive investment) or another manufacturer, an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire at fair market value, all assets, properties and business of any General Motors dealership owned by us. In addition, General Motors has a right of first refusal if we propose to sell any General Motors dealer to a third party. Our agreements with other major manufacturers contain provisions similar to the General Motors provisions. Some of the agreements also prohibit us from pledging, or impose significant limitations on our ability to pledge, the capital stock of some of our subsidiaries to lenders.

Competition

      For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas. We do not have any cost advantage in purchasing new vehicles from the manufacturer, and typically we rely on advertising and merchandising, sales expertise, service reputation and location of our dealerships to sell new vehicles. Each of our markets includes a number of well-capitalized competitors that have extensive automobile dealership managerial experience and strong retail locations and facilities. We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. In recent years, automotive dealers have also faced increased competition in the sale of new vehicles from independent leasing companies and on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of operating on smaller gross profit margins and offering lower sales prices than franchised dealers.

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

Employees and Labor Relations

      As of December 31, 2002, we employed approximately 11,800 people, approximately 400 of whom are covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and the Company’s equity incentive and executive compensation plans. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

      We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, soil and groundwater contamination is known to exist at certain of our current or former properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.

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

      Accordingly, we have purchased liability and property insurance subject to specified deductibles and loss retentions. We also purchase umbrella liability insurance to provide insurance in excess of our primary insurance policies. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we have, subject to limitations and exclusions, substantial insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our results of operations, financial condition or cash flows.

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

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 26, 2003, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security-Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the New York Stock Exchange under the symbol “UAG” since October 23, 1996. As of March 26, 2003, there were 230 holders of record of our common stock.

      The following table shows the high and low per share sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for each quarter of 2002 and 2001.

	High	Low

2002:
First Quarter	$27.70	$20.20
Second Quarter	32.00	19.30
Third Quarter	21.70	12.52
Fourth Quarter	16.06	11.12
2001:
First Quarter	$10.90	$6.50
Second Quarter	17.50	9.65
Third Quarter	21.95	10.10
Fourth Quarter	27.00	14.01

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. In addition, the indenture governing our 9 5/8% senior subordinated notes contains certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. Also, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain amount of working capital, which could limit our subsidiaries’ ability to pay dividends. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any existing indebtedness and other factors the board of directors deems relevant.

Item 6.     Selected Consolidated Financial Data

      The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2002, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, our financial statements include the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions and this selected financial data is not necessarily indicative of our future results. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,

	2002(1)(2)	2001	2000	1999	1998(3)

	(in millions, except per share data)
Consolidated Statement of Operations Data(4):
Total revenues	$7,434.9	$5,870.3	$4,555.9	$3,765.5	$3,156.5
Gross profit	1,062.2	815.4	642.7	520.5	434.1
Income from continuing operations	61.2	44.0	33.9	25.0	12.0
Net income (loss)	62.2	44.7	30.0	27.5	(0.8)
Income from continuing operations per diluted common share	1.49	1.29	1.15	0.94	0.57
Net income (loss) per diluted common share	1.51	1.31	1.02	1.04	(0.04)
Shares used in computing diluted share data	41.2	34.2	29.4	26.5	20.9
Other Financial Data:
EBITDA(5)	$166.6	$147.0	$117.3	$94.2	$70.3
Depreciation and amortization	22.3	33.0	23.8	18.9	16.2
Capital expenditures, net of sale-leaseback proceeds	100.2	82.0	36.7	21.4	12.0
Balance Sheet Data:
Total assets	$2,690.3	$1,946.6	$1,762.7	$1,263.1	$1,161.6
Floor plan notes payable	907.9	586.6	648.0	443.8	378.3
Total debt (excluding floor plan notes payable)	666.2	555.8	418.9	228.5	312.7
Total stockholders’ equity	704.4	515.7	461.7	430.9	341.7

(1)	In accordance with SFAS 142, the Company stopped recording amortization expense relating to indefinite lived intangibles as of January 1, 2002. Amortization expense was $19.7 million, $15.4 million, $13.0 million and $11.6 million in 2001, 2000, 1999 and 1998, respectively.

(2)	Includes a $22.8 million charge, which was primarily related to the estimated cash costs to be paid relating to employment contracts of certain employees terminated in connection with a streamlining of the Company’s dealership operations in the western region of the U.S.

(3)	Includes a $12.6 million pre-tax charge for estimated future repair costs under the terms of approximately 51,000 warranty and extended service contracts sold from January 1, 1997 to October 31, 1998.

(4)	The Company periodically enters into transactions to sell or otherwise dispose of non-core or unprofitable dealerships. During 2002, the Company sold five dealerships (the “divested dealerships”) which qualify for treatment as discontinued operations in accordance with SFAS No. 144. In addition, during 1998, the Company discontinued the auto finance business of its wholly-owned subsidiary, UAF. As a result, UAF no longer engages in the purchase or sale of automotive loans. Consequently, the divested dealerships and UAF have been reported as discontinued operations for all periods presented.

(5)	EBITDA is defined as income (loss) from continuing operations before minority interests, income tax (provision) benefit, other interest expense (excluding floor plan interest expense), depreciation and amortization. While EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flows from operating activities, which are determined in accordance with U.S. GAAP, it is included in this annual report to provide additional information regarding the amount of cash our business is generating. This measure may not be comparable to similarly titled measures reported by other companies. Following is a reconciliation of income from continuing operations before minority interests, income tax provision and extraordinary item and EBITDA:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Income from continuing operations before minority interests, income tax provision and extraordinary item	$105.8	$79.2	$60.8	$46.0	$22.7
Other interest expense	38.5	34.8	32.7	29.3	31.4
Depreciation and amortization	22.3	33.0	23.8	18.9	16.2

EBITDA	$166.6	$147.0	$117.3	$94.2	$70.3

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

      We are the second largest publicly-traded automotive retailer in the United States as measured by total revenues. As of December 31, 2002, we owned and operated 129 franchises in the U.S. and 71 franchises internationally, primarily in the U.K. As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate collision repair centers and sell various aftermarket products, including finance, warranty, extended service and other insurance contracts.

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

      Floor plan interest expense relates to floor plan financing, which represents indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.

      We have acquired a number of dealerships in 2002 and 2001. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, our financial statements include the results of operations of the acquired dealerships from the date of acquisition.

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting standards generally accepted in the United States of America requires the application of accounting policies that often involve a significant amount of judgment. Such judgments influence the reported amounts of the assets, liabilities, revenues and expenses in the Company’s consolidated financial statements. Management, on an ongoing basis, reviews estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, our results of operations and financial position as reported in the consolidated financial statements may change significantly.

      Following is a summary of the accounting policies applied in the preparation of our consolidated financial statements that management believes are most dependent upon the use of estimates and assumptions.

Finance and Insurance Revenue Recognition

      The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company also receives commissions from the sale of various insurance products to customers, including credit, life, and health insurance policies and extended service contracts. The Company receives fee income from the placement of these contracts at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. Customers may also terminate extended warranty contracts with the underlying warranty provider, which are fully paid at purchase, and become eligible for refunds of unused premiums. If the customer terminates a retail finance contract or cancels an extended warranty or other insurance product prior to scheduled maturity, a portion of these fees may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to these fees is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of ultimate chargeback exposure is based on our historical chargeback expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended warranty contracts and other insurance products. The actual amount of historical chargebacks has not been significantly different than our estimates.

Intangible Assets

      The Company adopted SFAS No. 141 and SFAS No. 142, which require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, eliminated the pooling of interests method of business combinations, and eliminated amortization of indefinite lived intangible assets effective January 1, 2002. Intangible assets on the Company’s balance sheet principally includes franchise value, which represents the estimated value of franchises acquired in business combinations consummated subsequent to July 1, 2001, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired arising in connection with business combinations. The Company believes that both franchise value and goodwill have indefinite lives. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 also requires testing for possible impairment of goodwill and other indefinite lived intangibles on an annual basis or when events or circumstances indicate that impairment may have occurred. The value ascribed to intangibles acquired in connection with business combinations, the evaluation of indicated impairment, as well as the estimation of writedowns resulting from testing in connection with indicated impairment, are subject to management’s judgment and estimates.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $1.5 billion, or 27.4%, from $5.4 billion to $6.9 billion. The overall increase in retail revenues is due primarily to: (1) a $184.0 million, or 3.8%, increase in retail revenues at dealerships owned prior to January 1, 2001, and (2) a $1.4 billion increase at dealerships acquired subsequent to January 1, 2001. The overall increase in retail revenues at dealerships owned prior to January 1, 2001 reflects 4.9%, 9.9% and 6.2% increases in new retail vehicle, finance and insurance and service and parts revenues, respectively, offset in part by a 1.6% decrease in used retail vehicle revenues. Revenues of $577.5 million from fleet and wholesale transactions represent an 18.3% increase versus the prior year. The increase in fleet and wholesale revenues is due to $131.2 million from acquisitions subsequent to January 1, 2001, offset principally by a $31.1 million, or 24.9%, decrease in fleet sales at stores owned prior to January 1, 2001.

      Retail sales of new vehicles increased by $837.4 million, or 23.4%, from $3.6 billion to $4.4 billion. The increase is due primarily to: (1) a $154.9 million, or 4.9%, increase at dealerships owned prior to January 1, 2001 and (2) a $745.3 million increase at dealerships acquired subsequent to January 1, 2001. The increase at dealerships owned prior to January 1, 2001, is due primarily to a 2.2% increase in new retail unit sales, which increased revenue by $71.5 million, and a 2.6% increase in comparative average selling prices per vehicle, which increased revenue by $83.4 million. The Company believes that this increase is due in part to its favorable brand mix, which includes a higher concentration of foreign nameplates which have been steadily increasing market share in the U.S., coupled with aggressive incentive programs being offered by domestic nameplate manufacturers. Approximately 73.2% of the increase in new retail unit sales at dealerships owned prior to January 1, 2001 results from sales of these foreign nameplate manufacturers. Aggregate retail unit sales of new vehicles increased by 17.3%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2001 and (2) a 23,249 increase in new vehicle retail unit sales at dealerships acquired subsequent to January 1, 2001. We retailed 158,768 new vehicles (67.2% of total retail vehicle sales) during the year ended December 31, 2002, compared with 135,402 new vehicles (67.4% of total retail vehicle sales) during the year ended December 31, 2001.

      Retail sales of used vehicles increased by $414.9 million, or 38.5%, from $1.1 billion to $1.5 billion. The increase is due primarily to a $455.9 million increase at dealerships acquired subsequent to January 1, 2001, offset in part by the $15.0 million, or 1.6%, decrease at dealerships owned prior to January 1, 2001. The decrease at dealerships owned prior to January 1, 2001, is due primarily to a 2.3% decrease in used retail unit sales, which decreased revenue by $22.1 million, and a 0.8% increase in comparative average selling prices per vehicle, which increased revenue by $7.1 million. The Company believes the relative affordability of new vehicles resulting from manufacturer incentive programs has negatively impacted used vehicles sales growth during the year ended December 31, 2002. Aggregate retail unit sales of used vehicles increased by 18.3%, due principally to a 15,028 increase in used vehicle retail unit sales at dealerships acquired subsequent to January 1, 2001, offset in part by a 1,362, or 2.3%, decrease in used vehicle retail unit sales at dealerships owned prior to January 1, 2001. We retailed 77,569 used vehicles (32.8% of total retail vehicle sales) during the year ended December 31, 2002, compared with 65,597 used vehicles (32.6% of total retail vehicle sales) during the year ended December 30, 2001.

      Finance and insurance revenues increased by $35.3 million, or 24.7%, from $142.7 million to $177.9 million. The increase is due primarily to: (1) an $11.5 million, or 9.9%, increase at dealerships owned prior to January 1, 2001 and (2) a $23.5 million increase at dealerships acquired subsequent to January 1, 2001. The increase at dealerships owned prior to January 1, 2001 is primarily due to a revenue increase of $59 per retail vehicle sold, which increased revenue by $10.6 million, and a 0.7% increase in retail vehicles sold, which increased revenue by $0.9 million.

      Service and parts revenues increased by $187.7 million, or 32.1%, from $585.1 million to $772.8 million. The increase is due primarily to: (1) a $32.6 million, or 6.2%, increase at dealerships owned prior to January 1, 2001 and (2) a $163.0 million increase at dealerships acquired subsequent to January 1, 2001. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, manufacturers’ warranty programs for both new and certified used vehicles, increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from capital construction projects.

      Fleet revenues decreased $28.7 million, or 20.5%, versus the comparable prior year period. The decrease in fleet revenues is due to the $31.1 million, or 24.9%, decrease in fleet sales revenues at dealerships owned prior to January 1, 2001, partially offset by a $3.3 million increase at stores acquired subsequent to January 1, 2001. The Company has elected to de-emphasize the low margin fleet business and expects fleet sales volumes to remain lower in the future.

      Wholesale revenues increased $118.1 million, or 33.9%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to a $127.9 million increase at dealerships acquired subsequent to January 1, 2001. The Company believes that wholesale sales levels are increasing as a result of the relative strength of the new car market, which has resulted in an increase in the number of used vehicles received as trade-ins, coupled with the relative weakness of the used car market, resulting in the need to dispose of older vehicles received on trade through the auction process rather than through retail channels.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $249.3 million, or 30.5%, from $817.0 million to $1.1 billion. The increase in gross profit is due to: (1) a $42.6 million, or 5.9%, increase in retail gross profit at stores owned prior to January 1, 2001 and (2) a

$216.0 million increase at dealerships acquired subsequent to January 1, 2001. Retail gross profit as a percentage of revenues from retail transactions increased from 15.2% to 15.5%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.5%, 10.0%, 100.0%, and 47.1%, respectively, compared with 8.3%, 10.6%, 100.0% and 44.8% in the comparable prior year period. The increase in retail gross profit as a percentage of revenues from retail transactions is primarily attributable to (1) increased gross profit margins on service and parts revenues, which result from the realization of higher margins in the U.S. and U.K., (2) an increase in the relative proportion of service and parts sales to total retail sales, (3) an increase in the relative proportion of used vehicle retail sales to total vehicle sales and (4) an increase in margins on the sale of new vehicles, which is due primarily to higher margins realized on new vehicle sales in the UK; offset in part by decreased margins on the sale of used vehicles, which relate primarily to the lower margins realized on used vehicle sales in the UK. Gross profit on fleet transactions decreased $0.5 million, or 14.1%, due to the decrease in fleet unit sales volumes. Gross profit on wholesale transactions decreased by $1.8 million to a loss of $7.2 million. The increase in losses from wholesale transactions is primarily attributable to a 9,089, or 16.1%, increase in wholesale unit sales, coupled with a $15, or 15.8%, increase in loss per wholesale unit sale.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $221.1 million, or 33.5%, from $661.1 million to $882.2 million. Such expenses increased as a percentage of total revenue from 11.3% to 11.9%, and as a percentage of gross profit from 81.1% to 83.1%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $52.9 million, or 9.5%, increase at dealerships owned prior to January 1, 2001, (2) a $179.2 million increase at dealerships acquired subsequent to January 1, 2001 and (3) a $22.8 million charge for estimated costs arising in connection with contract terminations during the fourth quarter of 2002, partially offset by a $19.7 million decrease in goodwill amortization due to the adoption of SFAS No. 142. The increase in selling, general and administrative expenses at stores owned prior to January 1, 2001 is due in large part to increased selling expenses, including increases in variable compensation as a result of the 5.9% increase in retail gross profit over the prior year, depreciation, rent, leasehold amortization, healthcare costs, and other insurance costs versus the prior year.

      Floor Plan Interest Expense. Floor plan interest expense decreased by $4.6 million, or 11.5%, from $40.3 million to $35.7 million. The decrease in floor plan interest expense is due to a $8.4 million, or 22.9%, decrease at stores owned prior to January 1, 2001, partially offset by a $5.0 million increase at dealerships acquired subsequent to January 1, 2001. The decrease at stores owned prior to January 1, 2001 is due primarily to a decrease in average inventories during 2002 compared to 2001, coupled with a decrease in our weighted average borrowing rate on floor plan indebtedness during 2002.

      Other Interest Expense. Other interest expense increased by $3.8 million, or 10.9%, from $34.8 million to $38.5 million. The increase is due primarily to additional acquisition related indebtedness, including approximately $140.0 million borrowed in connection with the acquisition of the Sytner Group plc in March 2002, offset in part by (1) a decrease in our weighted average borrowing rate during 2002 and (2) the repayment of indebtedness with proceeds from equity offerings subsequent to December 31, 2001.

      Income Taxes. Income taxes increased by $8.2 million from $34.5 million to $42.6 million. The increase is due to an increase in pre-tax income compared with 2001, partially offset by the impact of the elimination of goodwill amortization and a lower effective tax rate on foreign earnings.

      Discontinued Operations. Income from discontinued operations, consisting of the results of operations of dealerships that have been divested or closed, increased by $0.2 million from $0.8 million to $1.0 million. The current year results include an after-tax gain on disposal of $6.1 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $1.2 billion, or 29.8%, from $4.2 billion to $5.4 billion. The overall increase in retail revenues is due primarily to: (1) a $321.5 million, or 9.5%, increase in retail revenues at dealerships owned prior to January 1, 2000, and (2) a $1.1 billion increase at dealerships acquired subsequent to January 1, 2000, partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 2000 reflects 10.9%, 6.6%, 20.0% and 4.2% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Revenues of $488.1 million from fleet and wholesale transactions represent an 18.8% increase versus the prior year. The increase in fleet and wholesale revenues is due to acquisitions subsequent to January 1, 2000.

      Retail sales of new vehicles, which exclude fleet transactions, increased by $872.0 million, or 32.2%, from $2.7 billion to $3.6 billion. The increase is due primarily to: (1) a $241.3 million, or 10.9%, increase at dealerships owned prior to January 1, 2000 and (2) a $777.0 million increase at dealerships acquired subsequent to January 1, 2000, partially offset by a $146.4 million decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000, is due primarily to an 8.4% increase in new retail unit sales which increased revenue by $188.9 million and a 2.4% increase in comparative average selling prices per vehicle which increased revenue by $52.4 million. The Company believes that the increase is due in part to its favorable brand mix, which includes a higher concentration of foreign nameplates, which have been steadily increasing market share in the United States. Approximately 114% of the increase in new retail vehicle sales at dealerships owned prior to January 1, 2000 results from sales of these foreign nameplates. Aggregate retail unit sales of new vehicles increased by 27.0%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2000 and (2) a 27,280 increase in new vehicle retail unit sales at dealerships acquired subsequent to January 1, 2000, partially offset by a 5,893 decrease in new vehicle retail unit sales resulting from the divestiture of certain dealerships. We retailed 135,402 new vehicles (67.4% of total retail vehicle sales) during the year ended December 31, 2001, compared with 106,621 new vehicles (66.1% of total retail vehicle sales) during the year ended December 31, 2000. Fleet revenues increased $32.4 million, or 30.2%, versus the comparable prior year period. The increase in fleet revenues is due primarily to: (1) a $13.4 million, or 13.0%, increase in fleet sales revenues at dealerships owned prior to January 1, 2000 and (2) a $21.0 million increase at dealerships acquired subsequent to January 1, 2000, partially offset by a $2.1 million decrease resulting from the divestiture of certain dealerships. The Company has elected to de-emphasize the low margin fleet business and expects fleet sales volumes to be lower in the future.

      Retail sales of used vehicles, which exclude wholesale transactions, increased by $212.7 million, or 24.6%, from $863.6 million to $1.1 billion. The increase is due primarily to: (1) a $48.3 million, or 6.6%, increase at dealerships owned prior to January 1, 2000 and (2) a $210.9 million increase at dealerships acquired subsequent to January 1, 2000, partially offset by a $46.5 million decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000, is due primarily to a 5.7% increase in used retail unit sales which increased revenue by $41.9 million and a 0.8% increase in comparative average selling prices per vehicle which increased revenue by $6.4 million. Aggregate retail unit sales of used vehicles increased by 19.9%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2000, and (2) an 11,328 increase in used vehicle retail unit sales at dealerships acquired subsequent to January 1, 2000, partially offset by a 3,083 decrease in used vehicle retail unit sales resulting from the divestiture of certain dealerships. We retailed 65,597 used vehicles (32.6% of total retail vehicle sales) during the year ended December 31, 2001, compared with 54,701 used vehicles (33.9% of total retail vehicle sales) during the year ended December 31, 2000. Wholesale revenues increased $44.8 million, or 14.7%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to: a $76.9 increase at dealerships acquired subsequent to January 1, 2000; partially offset by (1) a $12.4 million, or 5.0%, decrease at dealerships owned prior to January 1, 2000 and (2) a $19.7 million decrease resulting from the divestiture of certain dealerships.

      Finance and insurance revenues increased by $35.2 million, or 32.7%, from $107.5 million to $142.7 million. The increase is due primarily to: (1) a $16.2 million, or 20.0%, increase at dealerships owned prior to January 1, 2000 and (2) a $20.7 million increase at dealerships acquired subsequent to January 1, 2000, partially offset by a $4.1 million decrease resulting from the divestiture of certain dealerships. The increase at dealerships owned prior to January 1, 2000 is primarily due to a revenue increase of $70 per retail vehicle sold, which increased revenue by $9.5 million, and a 7.4% increase in retail vehicles sold which increased revenue by $6.7 million.

      Service and parts revenues increased by $117.4 million, or 25.1%, from $467.7 million to $585.1 million. The increase is due primarily to: (1) a $15.7 million, or 4.2%, increase at dealerships owned prior to January 1, 2000 and (2) a $127.1 million increase at dealerships acquired subsequent to January 1, 2000, partially offset by a $25.5 million decrease resulting from the divestiture of certain dealerships. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, manufacturer warranty programs for both new and certified used vehicles and increases in retail vehicle sales at our dealerships.

      Gross Profit. Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $175.1 million, or 27.3%, from $641.9 million to $817.0 million. The increase in gross profit is due to: (1) a $46.6 million, or 9.1%, increase in retail gross profit at stores owned prior to January 1, 2000, and (2) a $157.4 million increase at dealerships acquired subsequent to January 1, 2000, partially offset by a $32.4 million decrease resulting from the divestiture of certain dealerships. Gross profit as a percentage of revenues on retail transactions decreased from 15.5% to 15.2%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.3%, 10.6%, 100.0%, and 44.8%, respectively, compared with 8.7%, 10.8%, 100.0% and 43.7% in the comparable prior year period. The decrease in gross profit as a percentage of revenues on retail transactions is primarily attributable to: (1) an increase in the relative proportion of lower margin new vehicle sales revenues to total retail vehicle revenues, (2) a decrease in the percentage of higher margin finance and insurance and service and parts revenues to total retail revenues, (3) decreased gross profit margins on new retail vehicle revenues, and (4) decreased gross profit margins on used retail vehicle revenues, partially offset by increased gross profit margins on service and parts revenues. Aggregate gross profit on fleet and wholesale transactions decreased by $2.5 million to a loss of $1.6 million.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $152.5 million, or 30.0%, from $508.6 million to $661.1 million. Such expenses increased as a percentage of total revenue from 11.2% to 11.3%, and increased as a percentage of gross profit from 79.1% to 81.1%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $46.1 million, or 11.8%, increase at dealerships owned prior to January 1, 2000, and (2) a $122.5 million increase at dealerships acquired subsequent to January 1, 2000, partially offset by a $26.4 million decrease resulting from the divestiture of certain dealerships. The increase in selling, general and administrative expenses at stores owned prior to January 1, 2000 is due in large part to increased selling expenses, including increased variable compensation, as a result of the 9.1% increase in retail gross profit over the prior year.

      Floor Plan Interest Expense. Floor plan interest expense decreased by $0.3 million, or 0.7%, from $40.6 million to $40.3 million. The decrease in floor plan interest expense is due to (1) a $9.0 million, or 28.6%, decrease at stores owned prior to January 1, 2000 and (2) a $3.0 million decrease relating to the divestiture of certain dealerships, partially offset by a $5.9 million increase at dealerships acquired subsequent to January 1, 2000. The decrease at stores owned prior to January 1, 2000 is due primarily to a decrease in inventory at dealerships owned prior to January 1, 2000, coupled with a decrease in our weighted average borrowing rate on floor plan indebtedness during 2001.

      Other Interest Expense. Other interest expense increased by $2.0 million, or 6.2%, from $32.7 million to $34.8 million. The increase is due primarily to increased acquisition related indebtedness, offset in part by (1) a decrease in our weighted average borrowing rate during 2001, (2) the effect of refinancing our 11.0% senior subordinated notes due 2007 and certain other indebtedness with lower interest borrowings under our amended and restated credit agreement, dated as of December 22, 2000 and (3) the paydown of indebtedness with proceeds from equity offerings subsequent to December 31, 2000.

      Income Taxes. Income taxes increased by $8.1 million from $26.5 million to $34.6 million. The increase is due to an increase in pre-tax income compared with 2000.

      Extraordinary Item. The 2000 extraordinary loss of $4.0 million, net of $3.1 million of tax, represents a loss resulting from the redemption premium paid for the subordinated notes and the write-off of unamortized deferred financing costs relating thereto.

      Discontinued Operations. Income from discontinued operations, consisting of the results of operations which have been or will be divested or closed, increased by $0.8 million from $0.1 million to $0.9 million.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through borrowings under our credit agreements, the issuance of debt securities, including floor plan notes payable, sale-leaseback transactions, the issuance of equity securities and cash flow from operations. As of December 31, 2002, we had working capital of $129.3 million.

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. In the U.K., we pay interest only for 60 days, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under available credit facilities. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $907.9 million as of December 31, 2002, of which $71.8 million relates to inventory held by our U.K. subsidiaries. The weighted average interest rate paid by the Company on floor plan indebtedness during 2002 was 5.13%.

      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated as of August 3, 1999, as amended and restated (the “U.S. Credit Agreement”), which provides for up to $700.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes, as well as a $50.0 million standby letter of credit facility. Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to maintain a total debt (including floor plan borrowings) to stockholders’ equity ratio of less than 2.75:1, a non floor plan debt to stockholders’ equity ratio of less than 1.30:1, and a senior debt (non floor plan debt less subordinated debt) to EBITDA ratio of less than 3.75:1. EBITDA, as defined in the U.S. Credit Agreement, is based upon the preceding twelve months, including twelve months EBITDA for acquired entities. The U.S. Credit Agreement also contains typical events of default including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of our allowable tangible assets (which does not include foreign assets). Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. Our U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of December 31, 2002, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $343.3 million and $42.5 million, respectively. As of March 26, 2003, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $391.3 million and $42.5 million, respectively.

      On February 28, 2003, the Company entered into a new credit facility with the Royal Bank of Scotland (the “U.K. Credit Facility”), which provides for up to £45.0 million in revolving loans to be used for acquisitions, working capital, and general corporate purposes and a seasonally adjusted overdraft line of credit up to a maximum of £10.0 million. Loans under the U.K. Credit Facility bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. The Company’s borrowing capacity under the U.K. Credit Facility will be reduced by £2.0 million every six months, with the first reduction occurring on January 1, 2004. The remaining £35.0 million of revolving loans mature on January 31, 2006. The U.K. Credit Facility is fully and unconditionally guaranteed on a joint and several basis by the Company’s automotive dealership subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, including minimum net worth requirements, minimum debt to equity, interest coverage and debt to cash flow ratios, and must comply with maximum net capital expenditure limitations. The U.K. Credit Facility also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Facility and the U.K. Credit Facility has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. Prior to the U.K. Credit Facility, the U.K. Subsidiaries were party to a credit facility which was terminated in connection with the establishment of the U.K. Credit Facility. The terminated credit agreement provided for up to £6.0 million in revolving loans to be used for acquisitions, working capital and general corporate purposes, provided for a seasonally adjusted overdraft line of credit up to a maximum of £7.5 million, and included £14.0 million of term loans. As of December 31, 2002, outstanding borrowings under the U.K. Credit Facility amounted to £10.0 million. As of March 26, 2003, outstanding borrowings under the U.K. Credit Facility amounted to £25.5 million.

      During 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us was based on U.S. LIBOR and amounted to 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate to be paid by us was reduced to 5.86% and the term of the agreement was extended for an additional three years. During March 2003, the Company entered into a swap agreement of five years duration pursuant to which a notional $350.0 million of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us is based on U.S. LIBOR and amounts to 3.155%. These swaps have been designated as cash flow hedges of future interest payments of the Company’s LIBOR based floor plan borrowings.

      In March 2002, the Company completed the sale of $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012. The sale of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. Net proceeds from the offering were approximately $291.9 million, and were used to repay indebtedness outstanding under the U.S. Credit Agreement. In February 2003, the Company exchanged the notes in a registered offering for $300.0 million of new notes (the “Notes”) with identical terms. The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we are allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default.

      In September 2002, the Company repurchased 1,009,463 shares of common stock from Combined Specialty Insurance Company, a wholly owned subsidiary of Aon Corporation, for $16.0 million. The Company financed this purchase with funds obtained from borrowings under the U.S. Credit Agreement. The Company also repurchased 1,396,555 shares at an aggregate cost of $21.8 million under the terms of a repurchase program for up to three million shares of the Company’s common stock that was authorized by the Company’s Board of Directors in September 2001.

      In March 2002, the Company completed the sale of 3,000,000 shares of voting common stock to the public in an underwritten registered offering at $22.00 per share. Net proceeds to the Company totaled approximately $60.9 million, which was used to repay indebtedness under the U.S. Credit Agreement.

      On April 12, 1999, the Company entered into a securities purchase agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C., Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “PCP Entities”), pursuant to which the PCP Entities agreed purchased 7,903.124 shares of our Series A convertible preferred stock, (2) 396.876 shares of our Series B convertible preferred stock, and (3) warrants to purchase 3,898,665 shares of common stock and 1,101,335 shares of non-voting common stock, for $83.0 million. The Series A and Series B preferred stock entitled the PCP Entities to dividends at a rate of 6.5% per year. The dividends were payable in kind for the first two years after issuance, after which they were payable in cash. Actual cash dividends paid relating to the preferred stock amounted to $2.9 million during the year ended December 31, 2002. The Series A preferred stock was converted into 7,033,031 shares of our voting common stock in May 2002. The Series B preferred stock was converted into 652,452 shares of our non-voting common stock in August 2002.

      The warrants held by the PCP Entities, as originally issued, were exercisable at a price of $12.50 per share until February 3, 2002, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the warrants and as a result of a sale of equity to Mitsui & Co. in 2001, (a) the number of warrants to purchase common stock was increased from 3,898,665 shares to 3,915,580 shares, (b) the number of warrants to purchase non-voting common stock was increased from 1,101,335 shares to 1,106,113 shares, and (c) the warrant exercise price was lowered from $12.50 to $12.45. The PCP Entities exercised their warrants in February 2002 for $62.5 million. Accordingly, the Company issued 3,915,580 shares of voting common stock and 1,106,113 shares of non-voting common stock. Proceeds from the exercise of the warrants were used to repay indebtedness under the U.S. Credit Agreement.

      In March 2002, we acquired Sytner Group plc, a publicly traded automotive retailer operating in excess of 60 franchises in the United Kingdom, pursuant to an all cash tender offer. Total consideration for Sytner amounted to approximately $140.0 million. In addition, we assumed approximately $22.4 million of Sytner’s debt. As an alternative to receiving all or any part of the cash consideration receivable under the offer, Sytner shareholders could elect to receive loan notes in lieu of cash. A total of approximately $40.0 million of such loan notes were issued pursuant to this election. The loan notes bear interest at approximately 3.9% and mature in July 2003. The funds to be used to repay these notes are being held in escrow by the Royal Bank of Scotland for the benefit of the noteholders.

      During 2002, net cash provided by operations amounted to $81.5 million. Net cash used in investing activities during 2002 totaled $297.6 million, including $185.7 million related to capital expenditures and $197.3 million for acquisitions (which includes approximately $140.0 million relating to the acquisition of Sytner), offset by $85.5 million in proceeds from sale-leaseback transactions. Net cash provided by financing activities during 2002 totaled $189.4 million, relating primarily to: (1) borrowings of $383.1 million for capital expenditures and acquisitions, (2) net proceeds of $291.9 million in connection with the issuance of the Notes and (3) $135.3 million relating to the issuance of voting common stock, offset by (1) $606.6 million used to repay borrowings under the Company’s credit agreements and (2) $16.0 million to repurchase common stock.

      We have a number of capital projects planned or underway relating to the expansion and renovation of our retail automotive operations. Historically, we have financed such capital expenditures with borrowings under our credit agreements, floor plan arrangements, and cash flow from operations. In the past, we have also entered into sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly owned subsidiary of Penske Corporation. We sold certain properties to AGR in 2002 for consideration of $85.5 million and made lease payments to AGR totaling $10.2 million during the year ended December 31, 2002, which payments relate to the properties we lease from AGR. We believe we will continue to finance certain capital expenditures in this fashion in the future. Funding for such capital expenditures is expected to come from cash flow from operations, supplemented by borrowings under our credit agreements.

      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration in connection with that acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of the Company’s common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. As of December 31, 2002, the maximum of future cumulative cash payments the Company may be required to make in connection with the put option amounted to $3.9 million. To date, no payments have been made by the Company relating to the put option. The Company also has obligations with respect to past acquisitions totaling approximately $24.5 million over the next three years.

      In connection with an acquisition of dealerships completed in October 1997, the Company agreed that if the acquired companies achieved aggregate specified base earnings levels in any of the five years beginning with the year ending December 31, 1999, we would pay to the sellers for each year in which the acquired companies exceeded base earnings an amount equal to $0.7 million plus defined percentages of the amounts earned in excess of such base earnings for any such year. The total amount of payments to be made pursuant to this agreement is limited to $7.0 million. To date we have paid $2.0 million relating to this agreement. The amount of additional payments, if any, will be determined based upon the financial performance of the acquired business in 2003. Payments relating to this earnings contingency are recorded as additional cost of the acquired dealerships, resulting in an increase in goodwill.

      As of December 31, 2002, we had approximately $8.1 million of cash available to fund operations and future acquisitions. In addition, as of March 26, 2003, $301.2 million and £29.5 million was available for borrowing under the U.S. Credit Agreement and the U.K. Credit Facility, respectively. Availability under the U.S. Credit Agreement is not currently limited by the credit agreement’s borrowing base collateral limitation (in general, the borrowing base equals certain of our allowable tangible assets plus $300.0 million). Borrowings used to finance the cost of domestic acquisitions and domestic capital construction projects will typically increase tangible assets, allowing the Company to access borrowing capacity which is currently not available due to the base collateral limitation in the U.S. Credit Agreement.

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

      Our principal source of growth has come from acquisitions of automotive dealerships. We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our current operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreement to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of several automobile manufacturers. There is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Joint Ventures

      From time to time we enter into joint venture arrangements in the ordinary course of business, pursuant to which we acquire dealerships together with a minority investor.

      In March 2002, we formed a joint venture to own and operate Lexus and Toyota dealerships in and around Frankfurt, Germany. Our joint venture partner in Germany is Mr. Werner Nix. We contributed $4.7 million for a 50.0% interest and Mr. Nix contributed $4.7 million for a 50.0% interest, respectively, in the joint venture.

      In March 2002, we formed a joint venture to own and operate a Toyota dealership in Monterray Mexico. Our joint venture partners in Mexico are Mr. Mario Padilla and Mr. Bernie Wolfe. We contributed $2.4 million for a 48.7% interest, Mr. Padilla contributed $2.5 million for a 49.8% interest, and Mr. Wolfe contributed approximately eighty thousand dollars for a 1.5% interest, respectively, in the joint venture.

      In July 2001, we invested in the Tulsa Auto Collection, a group of dealerships owned indirectly by Ford Motor Company, in Tulsa, Oklahoma, consisting of seven dealerships representing the Ford, Lincoln-Mercury, Jaguar and Mazda brands.

      In December 2001 we formed a joint venture with Roger S. Penske, Jr. to own and operate certain Mercedes-Benz, Audi and Porsche dealerships. We contributed $65.1 million for a 90% interest in HBL, LLC and Mr. Penske, Jr. contributed $7.2 million for the remaining 10% interest.

      The Company has previously agreed to enter into an operating agreement with Lucio A. Noto, a director of the Company, which provides that an entity in which Mr. Noto has an interest (the “Investor”) will own approximately 6.2% of UAG Connecticut, LLC and will have an option to increase its ownership of UAG Connecticut, LLC up to 20.0%. The cost to acquire the incremental ownership has been established and represents the pro-rata value ascribed to the business on the date of the original transaction (March 2001). The Company will own the remaining 93.8% of UAG Connecticut, LLC. Pursuant to the terms of the operating agreement between the Company and the Investor, the Investor is entitled to 20% of the operating profits generated by UAG Connecticut, LLC from the date of the original transaction (March 2001).

      In November 1999 we formed a joint venture to own and operate certain dealerships in Brazil. Our joint venture partners in Brazil are Roger S. Penske, Jr. and Andre Ribeiro Holdings, Ltda. We contributed approximately $3.6 million for a 90.6% interest in United Auto do Brasil, Ltda. and Mr. Penske, Jr. and Mr. Ribeiro each contributed approximately $0.2 million for a 4.7% interest.

      In January 1998, we entered into an agreement with a third party to jointly acquire and manage dealerships in Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of the acquisition. Pursuant to this arrangement, we entered into a joint venture with respect to the Citrus Chrysler dealership acquired in 1998. We are required to repurchase our partner’s interest in this joint venture in November 2003. We expect this payment to be approximately $3.0 million.

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

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the timing of the recognition of exit costs associated with restructuring activities. Under the new standard, certain exit costs will be recognized over the period in which the restructuring activities occur, rather than at the point in time the Company commits to the restructuring plan. SFAS No. 146 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

      Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) was issued in December 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. We have adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

      Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. FIN 45 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 as of December 31, 2002.

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

•	our future financial performance;

•	future acquisitions;

•	future capital expenditures;

•	our ability to obtain cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy;

•	trends in the European automotive market;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in amendment no. 5 to our registration statement on Form S-4 filed on January 15, 2003 (registration no. 333-87452) and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions and successfully integrate acquisitions, we will be unable to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions and financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the U.S. are repealed or weakened, our automotive dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our principal stockholders have substantial influence over us and may make decisions with which stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our substantial amount of indebtedness may limit our ability to obtain financing for acquisitions and will require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	changes in the European Commission’s regulations regarding automobile manufacturers may have an adverse effect on Sytner;

•	recent acquisitions expose us to the risks involved in international operations;

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance;

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.

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

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of December 31, 2002, a 100 basis point change in interest rates would result in an approximate $3.6 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or Prime rates. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements, a 100 basis point change in interest rates would result in an approximate $2.2 million change to our annual floor plan interest expense.

      The Company continually evaluates its exposure to interest rate fluctuations and follows established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to reduce the effect of interest rate fluctuations on the Company’s earnings and cash flows. The Company is currently party to swap agreements pursuant to which a notional

$200.0 million of our floating rate debt was exchanged for 5.86% fixed rate debt through January 2008 and a notional $350.0 million of our floating rate debt was exchanged for 3.155% fixed rate debt through March 2008.

      Interest rate fluctuations effect the fair market value of our fixed rate debt, including the Notes, certain seller financed promissory notes and obligations under certain capital leases, but do not impact our earnings or cash flows.

      Foreign Currency Exchange Rates. The Company currently has operations in the U.K. and Brazil and has investments in Germany and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, the Company would expect to implement strategies designed to manage those risks in an effort to reduce the effect of foreign currency fluctuations on the Company’s earnings and cash flows.

      In common with other automotive retailers, we purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase the majority of our inventories in the local functional currency, including the U.S. Dollar, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

Item 8.     Financial Statements and Supplementary Data

      See the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements for the information required by this item.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      The information required by Items 10 through 13 is included in the Company’s definitive proxy statement under the caption “Compensation of Directors,” “Election of Directors,” “Executive Officers,” “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference, pursuant to General Instruction G(3).

      The following is a list of our executive officers and directors, including their principal occupation.

Name	Age	Position	Occupation

Roger S. Penske	66	Chairman of the Board and Chief Executive Officer	Chairman of the Board and Chief Executive Officer of Penske Corporation
Samuel X. DiFeo	53	President and Chief Operating Officer and Director	President and Chief Operating Officer of the Company
James R. Davidson	57	Executive Vice President — Finance	Executive Vice President — Finance of the Company
Robert H. Kurnick, Jr	41	Executive Vice President, General Counsel and Secretary	President of Penske Corporation
Paul F. Walters	59	Executive Vice President — Human Resources	Executive Vice President — Administration of Penske Corporation
Michael R. Eisenson	47	Director	Managing Director and Chief Executive Officer of Charlesbank Capital Partners, LLC
James A. Hislop	45	Director	President and Chief Executive Officer of Penske Capital Partners, LLC
Eustace W. Mita	48	Director	Executive Vice President of Reynolds & Reynolds Company
Lucio A. Noto	64	Director	Retired, Vice Chairman, ExxonMobil Corporation
Richard J. Peters	55	Director	Managing Director, Birmingham Capital Partners
Ronald G. Steinhart	62	Director	Retired Chairman and Chief Executive Officer, Commercial Banking Group, Bank One
Motokazu Yoshida	55	Director	Officer of the Motor Vehicles, Marine and Aerospace Group of Mitsui & Co., Ltd.
H. Brian Thompson	63	Director	Chairman, Universal Telecommunications, Inc.
Laurence Vaughan	39	Director	Chief Executive Officer of Sytner Group, plc
John Barr	55	Director	Chairman and Chief Executive Officer of Automotive Performance Industries, Inc.

Item 14     Controls and Procedures

      We maintain a set of disclosure controls and procedures designed to ensure that material information related to the Company, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly and annual reports are being prepared. As required, we continue to evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and last did so as of March 13, 2003. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements

      The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

      We filed the following Current Reports on Form 8-K during the three month period ended December 31, 2002:

1.	October 9, 2002, reporting under Item 7 and 9 (announcing conference call to discuss financial results for third quarter 2002).

2.	October 30, 2002, reporting under Items 7 and 9 (announcement of the Company’s earnings for the three and nine month periods ended September 30, 2002)

3.	October 30, 2002, reporting under Items 7 and 9 (comments on 2003 guidance)

4.	November 25, 2002, reporting under Item 5 and 7 (filing of the Company’s audited financial statements as of and for the three years ended December 31, 2001 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations).

5.	December 13, 2002, reporting under Items 7 and 9 (announcing the election of John Barr to the Company’s Board of Directors).

      (c) Exhibits

      Each management contract or compensatory plan or arrangement is identified with an asterisk.

3(i).	1(c)	Third Restated Certificate of Incorporation dated October 28, 1996
3(i).	2(g)	Certificate of Amendment of Certificate of Incorporation dated August 3, 1999.
3(i).	3(a)	Amendment One to the Company’s Third Restated Certificate of Incorporation dated December 13, 2000.
3	(ii)(b)	Restated Bylaws.
4.	1(b)	Specimen Common Stock Certificate.
4.	2(u)	Indenture dated as of March 18, 2002 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank One Trust Company, N.A., as Trustee.
4.	5.1(f)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
4.	5.2(r)	Certificate of Designation of Series B Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
4.	6	See Exhibits 3(i) and 3(ii) for provisions of our Third Restated Certificate of Incorporation, as amended, and Restated Bylaws defining the rights of holders of our common stock.
4.	7	See Exhibits 10.1.19.6, 10.1.19.7, 10.1.19.8., 10.1.19.9, 10.1.19.10 and 10.1.19.11
10.	1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among us and the investors listed therein, as amended July 31, 1996.
*10.	1.8.2(a)	Second Amended and Restated Stock Option Plan.
*10.	1.8.3(a)	2002 Equity Compensation Plan.
*10.	1.13.1(a)	Second Amended and Restated Non-Employee Director Compensation Plan.
*10.	1.15(b)	Form of Option Certificate in favor of Samuel X. DiFeo and Joseph C. DiFeo.
10.	1.19.6(k)	Amended and Restated Credit Agreement, dated as of December 22, 2000, among us, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.

10.	1.19.7(o)	First Amendment to the Amended and Restated Credit Agreement dated October 29, 2001, among us, various financial institutions and Chrysler Financial Company L.L.C., as agent for the Lenders.
10.	1.19.8(q)	Second Amendment to the Amended and Restated Credit Agreement dated as of February 8, 2002 among us, various financial institutions and DaimlerChrysler Services North American LLC (formerly Chrysler Financial Company L.L.C.), as agent for the lenders.
10.	1.19.9(r)	Third Amendment to the Amended and Restated Credit Agreement dated March 12, 2002 among us, various financial institutions and DaimlerChrysler Services North America LLC, as agent for the Lenders.
10.	1.19.10(s)	Fourth Amendment to the Amended and Restated Credit Agreement dated July 19, 2002 among us, various financial institutions and DaimlerChrysler Services North America LLC, as agent for the Lenders.
10.	1.19.11(a)	Fifth Amendment to the Amended and Restated Credit Agreement dated January 15, 2003 among us, various financial institutions and DaimlerChrysler Services North America LLC, as agent for the Lenders.
*10.	2(f)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and us.
10.	2.1(q)	Form of Infiniti Dealer Sales and Service Agreement with Infiniti Division of Nissan North America, Inc., including Standard Provisions.
10.	2.2(q)	Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company, including Standard Provisions.
10.	2.3(q)	Form of Honda Automobile Dealer Sales and Service Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions.
10.	2.4(q)	Form of Lexus Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc., including Standard Provisions.
10.	2.5(q)	Form of BMW of North America, Inc. Car Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.	2.6(q)	Form of BMW of North America, Inc. SAV Center Agreement with BMW of North America, Inc., including Standard Provisions.
10.	2.7(q)	Form of Toyota Dealer Agreement with Toyota Motor Company, including Standard Provisions.
10.	2.8(q)	Form of General Motors Corporation Dealer Sales and Service Agreement with General Motors Corporation, including Standard Provisions.
10.	2.9(q)	Form of Nissan Dealer Sales & Service Agreement with Nissan North America, Inc., including Standard Provisions.
10.	2.10(q)	Form of Sales and Service Agreement with Chrysler Corporation, including Standard Provisions.
10.	2.11(k)	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions.
10.	2.12(k)	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions.
10.	2.13(q)	Form of Ford Sales and Service Agreement with Ford Motor Company, including Standard Provisions.
10.	2.14(q)	Form of Audi Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc., including Standard Provisions.
10.	2.15(q)	Form of Automobile Dealer Sales and Service Agreement with Acura Division, American Honda Motor Co., Inc., including Standard Provisions.
10.	2.16(a)	Form of Porsche Sales and Service Agreement with Porsche Cars North America, including Standard Provisions.

10.	2.17(q)	Form of Dealer Agreement with Land Rover North America, Inc., including Standard Provisions.
*10.	2.26(b)	Settlement Agreement, dated as of October 3, 1996, among us and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.
*10.	3(g)	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske.
*10.	4(g)	Stock Option Agreement, dated as of August 3, 1999 between us and Marshall S. Cogan.
*10.	8.3(b)	Form of Employment Agreement between us, UAG West, Inc., and Steven Knappenberger.
10.	20.1(e)	Securities Purchase Agreement, dated as of April 12, 1999, among us and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
10.	20.2(e)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.	20.3(e)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
10.	20.4(e)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
10.	20.7(f)	Registration Rights Agreement, dated as of May 3, 1999, by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
*10.	22(h)	Severance Agreement, dated August 2, 1999 between us and James Davidson.
*10.	23(h)	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo.
10.	24(i)	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.	25(i)	Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc and CarsDirect.com, Inc.
10.	26(k)	Purchase Agreement by and between Penske Automotive Holdings Corp. and us dated as of December 22, 2000.
10.	26.1(k)	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000.
10.	27(k)	Purchase Agreement by and between Mitsui & Co., Ltd. and us dated as of December 22, 2000.
10.	27.1(k)	Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 28, 2001.
10.	27.2(q)	Second Amended and Restated Stockholders Agreement by and among Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation, Penske Automotive Holdings Corp., Penske Capital Partners, L.L.C., Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) and us dated as of February 2, 2002.
10.	27.3(k)	Letter Agreement among Penske Corporation, us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated February 28, 2001.
10.	28(l)	Agreement between us and Marshall S. Cogan dated April 24, 2001.
10.	28(o)	Purchase Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.	28.1(o)	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.	28.2(o)	Assignment of Limited Liability Company Membership Interests dated December 31, 2001, between Roger S. Penske, Jr. and us.
10.	29(m)	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA.

10.	31.1(m)	Limited Liability Company Agreement of UAG Connecticut I, LLC dated March 1, 2001 between UAG Connecticut, LLC and The Miller Continental Group LLC.
10.	31.2(m)	Assignment of Limited Liability Company Membership Interests dated March 1, 2001 between UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.	31.3(m)	Pledge Agreement dated March 1, 2001 by The Miller Continental Group LLC in favor of UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.	31.4(m)	Promissory Note dated March 1, 2001 of The Miller Continental Group LLC in favor of UAG Connecticut, LLC.
10.	31.5(m)	Real Property Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.	31.6(m)	Third Party Approval Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.	32(q)	Registration Rights Agreement among us, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., and Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.).
10.	33(q)	Amended and Restated Registration Rights Agreement dated February 22, 2002 among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc.
10.	34(t)	Purchase Agreement by and among us and Combined Specialty Insurance Company dated as of August 14, 2002.
10.	35(t)	Lease Agreement between Automotive Group Realty, LLC and UAG Realty, LLC, dated as of September 29, 2000.
10.	36(t)	Lease Agreement between Car Chauncey, LLC and UAG Realty, LLC, dated as of September 11, 2002.
21.	1(a)	Our subsidiaries.
23.	1(a)	Consent of Deloitte & Touche LLP.
23.	2(a)	Consent of KPMG Audit Plc.
99.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed with this report.
(b)	Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-09429.
(c)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-12297.
(d)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297.
(e)	Incorporated by reference to our Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297.
(f)	Incorporated by reference to our Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297.
(g)	Incorporated by reference to our Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297.
(h)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, file No. 001-12297.
(i)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-12297.
(j)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-12297.

(k)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-12297.
(l)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 011-12297
(m)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 011-12297
(n)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 011-12297
(o)	Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-3, File No. 333-82264, filed on February 6, 2002.
(p)	Incorporated by reference to the information under the caption “Risk Factors” beginning on page 8 of Amendment No. 2 to our Registration Statement on Form S-3, File No. 333-82264, filed on March 12, 2002.
(q)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, File No. 011-12297.
(r)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 001-12297.
(s)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 001-12297.
(t)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 001-12297.
(u)	Incorporated by reference to our Registration Statement on Form S-4, Registration No. 333-87452, file May 2, 2002.

      (d) Schedules — Schedule II — Valuation and Qualifying Accounts.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 26, 2003.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chairman of the Board and
Chief Executive Officer

Signature	Title	Date

/s/ ROGER S. PENSKE Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ SAMUEL X. DIFEO Samuel X. DiFeo	President, Chief Operating Officer and Director	March 26, 2003

/s/ JAMES R. DAVIDSON James R. Davidson	Executive Vice President — Finance (Principal Accounting Officer)	March 26, 2003

/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	March 26, 2003

/s/ EUSTACE W. MITA Eustace W. Mita	Director	March 26, 2003

/s/ RICHARD J. PETERS Richard J. Peters	Director	March 26, 2003

/s/ JAMES A. HISLOP James A. Hislop	Director	March 26, 2003

/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	March 26, 2003

/s/ MOTOKAZU YOSHIDA Motokazu Yoshida	Director	March 26, 2003

/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 26, 2003

/s/ LAURENCE VAUGHAN Laurence Vaughan	Director	March 26, 2003

Signature	Title	Date

/s/ JOHN BARR John Barr	Director	March 26, 2003

/s/ LUCIO A. NOTO Lucio A. Noto	Director	March 26, 2003

CERTIFICATIONS

Certification of Principal Executive Officer

I, Roger S. Penske, certify that:

      1. I have reviewed this annual report on Form 10-K of United Auto Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

Roger S. Penske

Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Certification of Principal Financial Officer

I, James R. Davidson, certify that:

      1. I have reviewed this annual report on Form 10-K of United Auto Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

James R. Davidson

Executive Vice President — Finance
Chief Financial Officer
(Principal Financial Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED AUTO GROUP, INC
As of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000
Independent Auditors’ Report	F-2
Independent Auditors’ Report	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Income	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of United Auto Group, Inc.

Detroit, Michigan

      We have audited the accompanying consolidated balance sheets of United Auto Group, Inc. (the “Company”) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of UAG UK Holdings Limited (a consolidated subsidiary), which statements reflect total assets constituting 10% of consolidated total assets as of December 31, 2002 and total revenues constituting 12% of consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for, UAG UK Holdings Limited is based solely on the report of such other auditors.

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

      In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

New York, New York

January 29, 2003
(except for Note 9 as to which the date is March 26, 2003)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of UAG UK Holdings Limited

Leicester, United Kingdom

      We have audited the consolidated balance sheet of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of income, stockholder’s equity and comprehensive income (loss), and cash flows (not presented separately herein) for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG AUDIT PLC

Birmingham, United Kingdom

January 29, 2003, except as to Note 7, which is as of March 26, 2003

UNITED AUTO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$8,069	$2,952
Accounts receivable, net	319,625	239,610
Inventories	973,185	611,889
Other current assets	27,869	16,081

Total current assets	1,328,748	870,532
Property and equipment, net	313,496	181,290
Goodwill	945,303	772,737
Franchise value	36,025	—
Assets of discontinued operations	—	66,624
Other assets	66,742	55,393

Total Assets	$2,690,314	$1,946,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$907,903	$586,620
Accounts payable	131,303	73,781
Accrued expenses	145,290	83,949
Current portion of long-term debt	14,979	4,202

Total current liabilities	1,199,475	748,552
Long-term debt	651,256	551,648
Other long-term liabilities	135,141	92,774
Liabilities of discontinued operations	—	37,919

Total Liabilities	1,985,872	1,430,893

Commitments and contingent liabilities
Stockholders’ Equity
Series A Preferred Stock, $0.0001 par value; liquidation preference $10 per share; 10 shares authorized; none issued and outstanding at December 31, 2002; 9 issued and outstanding at December 31, 2001.	—	—
Series B Preferred Stock, $0.0001 par value; liquidation preference $10 per share; 10 shares authorized; none issued and outstanding at December 31, 2002; 1 issued and outstanding at December 31, 2001	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 43,669 shares issued, including 4,830 treasury shares, at December 31, 2002; 27,361 shares issued, including 3,821 treasury shares, at December 31, 2001	4	2
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; 1,759 shares issued and outstanding at December 31, 2002; none issued and outstanding at December 31, 2001	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at December 31, 2001 and 2000	—	—
Additional paid-in-capital	564,609	445,311
Retained earnings	133,794	78,750
Accumulated other comprehensive income (loss)	6,035	(8,380)

Total Stockholders’ Equity	704,442	515,683

Total Liabilities and Stockholders’ Equity	$2,690,314	$1,946,576

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
New vehicle sales	$4,415,552	$3,578,182	$2,706,170
Used vehicle sales	1,491,107	1,076,249	863,568
Finance and insurance	177,936	142,652	107,477
Service and parts	772,816	585,099	467,736
Fleet sales	110,955	139,623	107,272
Wholesale vehicle sales	466,500	348,449	303,677

Total revenues	7,434,866	5,870,254	4,555,900
Cost of sales	6,372,656	5,054,902	3,913,154

Gross profit	1,062,210	815,352	642,746
Selling, general and administrative expenses	882,230	661,089	508,607

Operating income	179,980	154,263	134,139
Floor plan interest expense	(35,652)	(40,274)	(40,569)
Other interest expense	(38,532)	(34,762)	(32,734)

Income from continuing operations before minority interests, income tax provision and extraordinary items	105,796	79,227	60,836
Minority interests	(1,968)	(815)	(512)
Income tax provision	(42,617)	(34,462)	(26,456)

Income from continuing operations	61,211	43,950	33,868
Income from discontinued operations, net of income taxes	1,030	795	132

Income before extraordinary item	62,241	44,745	34,000
Extraordinary items, net of income taxes	—	—	(3,969)

Net income	62,241	44,745	30,031
Preferred dividends	(6,293)	(8,290)	(4,471)

Income available to common stockholders	$55,948	$36,455	$25,560

Shares used in computing basic per share data	37,245	23,147	20,207

Shares used in computing diluted per share data	41,161	34,196	29,415

Basic income from continuing operations per common share	$1.47	$1.53	$1.45

Basic net income per common share	$1.50	$1.57	$1.26

Income from continuing operations per diluted common share	$1.49	$1.29	$1.15

Net income per diluted common share	$1.51	$1.31	$1.02

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Class A		Class B
	Convertible		Convertible		Voting and Non-voting
	Preferred Stock		Preferred Stock		Common Stock

	Issued		Issued		Issued
	Shares	Amount	Shares	Amount	Shares	Amount

					(Dollars in thousands)
Balances, December 31, 1999	7,904	—	397	—	21,881,711	$2
Issuance of common stock	—	—	—	—	2,981,011	—
Repurchase of common stock	—	—	—	—	(2,872,856)	—
Payment in kind dividends	438	—	124	—	—	—
Net income	—	—	—	—	—	—

Balances, December 31, 2000	8,342	—	521	—	21,989,866	2
Issuance of common stock	—	—	—	—	1,593,869	—
Exercise of options	—	—	—	—	343,588	—
Repurchase of common stock	—	—	—	—	(387,092)	—
Payment in kind dividends	452	—	128	—	—	—
Payment of preferred stock dividends	—	—	—	—	—	—
Fair value of interest rate swap agreement	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balances, December 31, 2001	8,794	—	649	—	23,540,231	2
Issuance of common stock	(1,913)	—	—	—	9,936,812	1
Exercise of options	—	—	—	—	441,407	—
Repurchase of common stock	—	—	—	—	(1,009,463)	—
Payment in kind dividends	152	—	3	—	—	—
Conversion of preferred stock to common stock	(7,033)	—	(652)	—	7,688,823	1
Payment of preferred stock dividends	—	—	—	—	—	—
Fair value of interest rate swap agreement	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balances, December 31, 2002	—	—	—	—	40,597,810	$4

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
			Other
	Additional		Comprehensive	Total
	Paid-in	Retained	Income	Stockholders’	Comprehensive
	Capital	Earnings	(Loss)	Equity	Income

(	Dollars in tho	usands)
Balances, December 31, 1999	$414,318	$16,545	$—	$430,865	$—
Issuance of common stock	26,950	—	—	26,950	—
Repurchase of common stock	(26,176)	—	—	(26,176)	—
Payment in kind dividends	5,074	(5,074)	—	—	—
Net income	—	30,031	—	30,031	—

Balances, December 31, 2000	420,166	41,502	—	461,670	$—

Issuance of common stock	19,041	—	—	19,041	—
Exercise of options	4,781	—	—	4,781	—
Repurchase of common stock	(5,790)	—	—	(5,790)	—
Payment in kind dividends	7,113	(7,113)	—	—	—
Payment of preferred stock dividends	—	(384)	—	(384)	—
Fair value of interest rate swap agreement	—	—	(7,205)	(7,205)	(7,205)
Foreign currency translation	—	—	(1,175)	(1,175)	(1,175)
Net income	—	44,745	—	44,745	44,745

Balances, December 31, 2001	445,311	78,750	(8,380)	515,683	$36,365

Issuance of common stock	124,184	—	—	124,185	—
Exercise of options	7,682	—	—	7,682	—
Repurchase of common stock	(16,000)	—	—	(16,000)	—
Payment in kind dividends	4,267	(4,267)	—	—	—
Conversion of preferred stock to common stock	(835)	—	—	(834)	—
Payment of preferred stock dividends	—	(2,930)	—	(2,930)	—
Fair value of interest rate swap agreement	—	—	(3,815)	(3,815)	(3,815)
Foreign currency translation	—	—	18,230	18,230	18,230
Net income	—	62,241	—	62,241	62,241

Balances, December 31, 2002	$564,609	$133,794	$6,035	$704,442	$76,656

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Operating Activities:
Net income	$62,241	$44,745	$30,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,304	33,035	23,835
Deferred income taxes	12,878	12,546	10,897
Mark to market of interest rate swaps	13,437	—	—
Long-term contract settlement	22,839	—	—
Minority interests	1,968	815	512
Extraordinary item	—	—	5,613
Changes in operating assets and liabilities:
Accounts receivable	(29,258)	(50,410)	(34,953)
Inventories	(186,756)	146,769	(69,925)
Floor plan notes payable	181,493	(116,487)	71,986
Accounts payable and accrued expenses	(21,769)	18,114	24,536
Other	2,171	(18,460)	(17,168)

Net cash provided by operating activities	81,548	70,667	45,364

Investing Activities:
Purchase of equipment and improvements	(185,712)	(102,883)	(71,005)
Proceeds from sale-leaseback transactions	85,500	20,870	34,309
Dealership acquisitions, net of cash acquired	(197,343)	(138,389)	(197,148)

Net cash used in investing activities	(297,555)	(220,402)	(233,844)

Financing Activities:
Proceeds from borrowings of long-term debt	684,800	289,407	339,449
Payments of long-term debt and capital leases	(606,615)	(155,002)	(159,716)
Proceeds from issuance of common stock and warrants	135,295	18,822	16,852
Repurchase of common stock	(16,000)	(5,790)	(26,176)
Deferred financing costs	(8,065)	—	—

Net cash provided by financing activities	189,415	147,437	170,409

Net cash distributed by discontinued operations	31,709	160	2,868

Net increase (decrease) in cash and cash equivalents	5,117	(2,138)	(15,203)
Cash and cash equivalents, beginning of year	2,952	5,090	20,293

Cash and cash equivalents, end of year	$8,069	$2,952	$5,090

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Per Share Amounts)

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

Principles of Consolidation

      The consolidated financial statements include all majority-owned subsidiaries. Investments in affiliated companies, typically representing an ownership interest in the voting stock of the affiliate of between 20% and 50%, are stated at cost of acquisition plus the Company’s equity in undistributed net income since acquisition. Investments representing less than a 20% ownership interest in the voting stock of a company are stated at cost. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

      The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service work is performed and when parts are delivered. The Company also arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company also receives commissions from the sale of various insurance products to customers, including credit, life and health insurance policies and extended warranty contracts. The Company receives fee income from the placement of these contracts at the time the customers enter into the agreements. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay, thereby terminating the agreement. Customers may also terminate extended warranty contracts, which are fully paid at purchase, with the underlying warranty provider and become eligible for refunds of unused premiums. In the event that the consumer terminates a retail finance contract or cancels an extended warranty or other insurance product prior to scheduled maturity, a portion of the commissions received may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to these fees is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of ultimate chargeback exposure is based on our historical chargeback expense, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended warranty contracts and other insurance products, arising from similar contracts.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

Contracts in Transit

      Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

given by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, the contracts in transit represent amounts due from the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s consolidated balance sheets, amounted to $160,524 and $137,920 as of December 31, 2002 and 2001, respectively.

Inventory Valuation

      Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts, accessories and other inventories is based on factory list prices.

Property and Equipment

      Property and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than equipment under capital lease and leasehold improvements, are between 5 and 15 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset.

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

Intangible Assets

      Franchise value of $36,025 represents the estimated value of franchises acquired in business combinations consummated subsequent to July 1, 2001. Goodwill of $945,303 represents the excess of cost over the fair value of tangible and identified intangible assets acquired arising in connection with purchase business combinations. Following is a summary of the changes in the carrying amount of goodwill:

	As of December 31,

	2002	2001

Balance — beginning of year	$772,737	$653,098
Additions during year	172,566	143,344
Amortization	—	(19,705)
Write-off in connection with divestitures	—	(4,000)

Balance — end of year	$945,303	$772,737

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed in Note 4, the Company no longer amortizes indefinite lived intangibles. Prior to January 1, 2002, indefinite lived intangibles were amortized on a straight-line basis over periods not exceeding 40 years. Amortization expense for the years ended December 31, 2001 and 2000 was $19,705 and $15,408, respectively. Accumulated amortization at December 31, 2001 amounted to $68,780.

Impairment of Long-Lived Assets

      The carrying value of long-lived assets is reviewed if the facts and circumstances, such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, indicate that they may be impaired. The Company performs its review by comparing the carrying amounts of long-lived assets to the estimated undiscounted cash flows relating to such assets. If any impairment in the value of the long-lived assets is indicated, the carrying value of the long-lived assets is adjusted to reflect such impairment based on the fair value of the impaired assets or an estimate of fair value based on discounted cash flows.

Impairment of Goodwill

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and indefinite lived intangibles are not amortized subsequent to December 31, 2001, however, they must be tested for impairment annually or more frequently when events or circumstances indicate possible impairment. The impairment test of goodwill, which is performed in a two-step process, is calculated at the reporting unit level. The first step identifies potential impairments by comparing the estimated fair value of each reporting unit with its corresponding net book value, including goodwill. If the fair value of the reporting unit exceeds its net book value, goodwill is not impaired and the second step of the impairment test is not required. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test determines the possible impairment loss by comparing the implied fair value of goodwill with its carrying amount. If the implied goodwill is less than the carrying amount, the carrying value of the goodwill is adjusted to reflect its implied fair value. The Company performs its annual impairment test during its fiscal fourth quarter.

Foreign Currency Translation

      For all significant foreign operations, the functional currency is the local currency. The revenue and expense accounts of the Company’s foreign operations are translated into U.S. dollars using the average exchange rates that prevailed during the period. Assets and liabilities of foreign operations are translated into U.S. dollars using period end exchange rates. Cumulative translation adjustments relating to foreign functional currency assets and liabilities are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

Fair Value of Financial Instruments

      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, including floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes and interest rate swaps, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates. The fair value of the subordinated notes, estimated using discounted cash flows based on the Company’s incremental borrowing rate for similar types of borrowings, was approximately $294,000 at December 31, 2002. The net fair value of outstanding interest rate swaps, estimated using discounted cash flows based on the current yield curve for similar interest rate swaps, represented a liability of the Company in the amount of $26,189 and $17,113 at December 31, 2002 and 2001, respectively.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

      The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are typically based on the level of compensation and contributions by plan participants. The Company incurred expense of $3,811, $1,575 and $1,389 relating to such plans during the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising

      Advertising costs are expensed as incurred. The Company incurred total advertising costs of $67,079, $57,448 and $48,051 during the years ended December 31, 2002, 2001 and 2000, respectively. Qualified advertising expenditures reimbursed by manufacturers were $12,115, $6,424 and $3,404 during the years ended December 31, 2002, 2001 and 2000, respectively.

Manufacturer Incentives

      The Company is the recipient of incentives from the manufacturers at each of its dealerships. These incentives are variable, the receipt of which are based, among other things, upon the number of new vehicles purchased by the dealership, the attainment of specified new vehicle retail unit sales, the attainment of certain customer satisfaction levels as measured by the manufacturer, and reimbursements for qualified advertising expenditures by the dealerships. All such incentive payments are treated as a reduction of cost of goods sold when earned, other than reimbursements of qualified advertising expenditures which are treated as a reduction of selling, general and administrative expense.

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

Net Income Per Common Share

      Income available to common stockholders used in the computation of basic earnings per share data was computed based on net income, as adjusted to reflect dividends relating to outstanding preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, preferred stock and warrants. For the years ended December 31, 2002, 2001 and 2000, 505, 932 and 2,529 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. For the years ended December 31, 2000 and 1999, 5,000 shares attributable to warrants were excluded from the calculation of diluted earnings per share because the effect of such securities was

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

antidilutive. A reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the years ended December 31, 2002, 2001 and 2000 follows:

	Year Ended December 31,

	2002	2001	2000

Weighted average number of common shares outstanding	37,245	23,147	20,207
Effect of stock options	925	820	54
Effect of preferred stock	2,778	9,334	9,154
Effect of warrants	213	895	—

Weighted average number of common shares outstanding, including effect of dilutive securities	41,161	34,196	29,415

Preferred Stock Dividends

      The Company records dividends on outstanding preferred stock when declared. Payments of in kind dividends are based on the fair market value of the Company’s common stock on the date of the dividend. All dividends are recorded as a reduction of retained earnings. The payment of in kind dividends also results in a corresponding increase to additional paid-in-capital.

Hedging

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

Stock-Based Compensation

      The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the Consolidated Financial Statements with respect to option grants. The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, as amended by Financial Accounting Standards Board Statement No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123. See Note 13 to the Company’s Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

      The Company follows the provisions of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting information about a Company’s operating segments. The Company operates in one reportable segment.

2.     Unusual Items

      During the fourth quarter of 2002, the Company recorded a $22,839 ($13,589 after-tax) charge (the “Charge”). The Charge is primarily related to the estimated cash costs to be paid relating to employment contracts of certain employees terminated in connection with a streamlining of the Company’s dealership operations in the western region of the United States.

3.     Business Combinations

      During 2002 and 2001, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      During 2002, the Company acquired 71 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $189,193 in cash and the assumption of approximately $22,448 of debt. The consolidated balance sheets include allocations of the purchase price relating to such acquisitions, resulting in the recognition of approximately $156,013 of goodwill and $36,025 of franchise value. In addition, the Company made an equity investment in a dealership group for approximately $8,150 in cash. During 2001, the Company acquired 13 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $138,900, consisting of approximately $128,350 in cash, the issuance of 289 shares of the Company’s $0.0001 par value voting common stock (“Common Stock”) and $5,550 of seller financed promissory notes. In addition, the Company made an equity investment in a dealership group for approximately $8,000 in cash.

      In connection with the March 2002 all cash tender offer for Sytner Group plc (“Sytner”), Sytner’s shareholders were offered, as an alternative to receiving all or any part of the cash consideration receivable under the offer, to be paid with loan notes in lieu of cash. A total of approximately $40.0 million of such loan notes were issued pursuant to this election. The loan notes bear interest at approximately 3.9% and mature in July 2003. The funds to be used to repay these notes are being held in escrow by the Royal Bank of Scotland for the benefit of the noteholders.

      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841 shares of common stock issued as consideration in connection with that acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of the Company’s common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase no more than 108 shares for $12.00 per share on each of the first five anniversary dates of the transaction. As of December 31, 2002, the maximum of future cumulative cash payments the Company may be required to make in connection with the put option amounted to $3,900. To date, no payments have been made by the Company relating to the put option. The Company also has obligations with respect to past acquisitions totaling approximately $24,450 over the next three years.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with an acquisition of dealerships completed in October 1997, the Company agreed that if the acquired companies achieved aggregate specified base earnings levels in any of the five years beginning with the year ending December 31, 1999, we would pay to the sellers for each year in which the acquired companies exceeded base earnings an amount equal to $700 plus defined percentages of the amounts earned in excess of such base earnings for any such year. The total amount of payments to be made pursuant to this agreement is limited to $7,000. To date we have paid $2,000 relating to this agreement. The amount of additional payments, if any, will be determined based upon the financial performance of the acquired business in 2003. Payments relating to this earnings contingency are recorded as additional cost of the acquired dealerships, resulting in an increase in goodwill.

Pro Forma Results of Operations (Unaudited)

      The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2002 and 2001 give effect to acquisitions consummated during 2002 and 2001 as if they had occurred on January 1, 2001 and include the Charge.

	December 31,

	2002	2001

Revenues	$7,718,274	$7,236,091
Income from continuing operations	66,086	58,699
Net income	65,141	59,494
Net income per diluted common share	1.58	1.73

4.	Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142. As a result, the Company stopped amortizing indefinite lived intangibles. The following is presented as if the statement was adopted at January 1, 1999:

	December 31,

	2001	2000

Income from continuing operations	$43,950	$33,868

Net income	$44,745	$30,031

Goodwill amortization, net of tax	$11,133	$8,706

Pro forma income from continuing operations	$55,083	$42,574

Pro forma net income	$55,878	$38,737

Preferred dividends	$8,290	$4,471

Pro forma income available to common stockholders	$47,588	$34,266

Pro forma basic income from continuing operations per common share	$2.02	$1.89

Pro forma income from continuing operations per diluted common share	$1.61	$1.45

Pro forma basic net income per common share	$2.06	$1.70

Pro forma net income per diluted common share	$1.63	$1.32

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Discontinued Operations

      The Company periodically enters into transactions to sell or otherwise dispose of non-core or unprofitable dealerships. Such transactions are typically structured in a manner which results in treating the sold dealerships as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Consequently, such dealerships have been reported as discontinued operations for all periods presented. Combined financial information of these dealerships follows:

	Year Ended December 31,

	2002	2001	2000

Revenues	$141,629	$245,081	$247,850
Pre-tax income (loss)	(5,906)	1,408	234
Gain on disposal	6,874	—	—

December 31,
2001

Inventories	29,511
Other assets	37,113
Floorplan notes payable	33,394
Other liabilities	4,525

6.	Inventories

      Inventories consisted of the following:

	December 31,

	2002	2001

New vehicles	$751,990	$469,108
Used vehicles	172,850	105,389
Parts, accessories and other	48,345	37,392

Total inventories	$973,185	$611,889

7.	Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2002	2001

Buildings and leasehold improvements	$240,879	$140,229
Furniture, fixtures and equipment	125,712	74,804

Total	366,591	215,033
Less: Accumulated depreciation and amortization	53,095	33,743

Property and equipment, net	$313,496	$181,290

      Depreciation and leasehold amortization expense for the years ended December 31, 2002, 2001 and 2000 was $22,304, $13,330 and $8,427, respectively.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Floor Plan Notes Payable

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. In the U.S., the Company typically makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. In the U.K., principal balances outstanding for 60 days must be repaid whether the vehicle has been sold or not. Outstanding borrowings under floor plan financing arrangements amounted to $907,903 and $586,620 as of December 31, 2002 and 2001, respectively. The December 31, 2002 balance includes $71,795 relating to floor plan agreements in the U.K.

      The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates. Floor plan interest expense for the years ended December 31, 2002, 2001 and 2000 was $35,652, $40,274 and $40,569, respectively. The weighted average interest rate on floor plan borrowings was 5.13%, 7.36% and 7.92% for the years ended December 31, 2002, 2001 and 2000, respectively. The Company receives non-refundable credits from its vehicle manufacturers, which are treated as a reduction of cost of goods sold. Such credits amounted to $32,900, $30,639 and $29,422 during the years ended December 31, 2002, 2001 and 2000, respectively.

9.     Long-Term Debt

      Long-term debt consisted of the following:

	December 31,

	2002	2001

U.S. Credit Agreement — Revolving Loans, weighted average interest — 3.79% and 6.25% at December 31, 2002 and 2001, respectively	$343,300	$380,500
U.S. Credit Agreement — Term Loans, weighted average interest — 4.85% and 7.25% at December 31, 2002 and 2001, respectively	—	161,000
9.625% Senior Subordinated Notes due 2012	300,000	—
U.K. Credit Agreement — Revolving Loans, weighted average interest — 4.75% at December 31, 2002	16,019	—
Seller financed promissory notes payable through 2004, weighted average interest — 7.83% and 7.63% at December 31, 2002 and 2001, respectively	3,088	6,634
Other	3,828	7,716

Total long-term debt	666,235	555,850
Less: Current portion	14,979	4,202

Net long-term debt	$651,256	$551,648

      Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2003	$14,979
2004	4,336
2005	344,401
2006	902
2007	615
2008 and thereafter	301,002

Total long-term debt	$666,235

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated as of August 3, 1999, as amended and restated (the “U.S. Credit Agreement”), which provides for up to $700,000 in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes, as well as a $50,000 standby letter of credit facility. Revolving loans mature on August 3, 2005. In addition, the U.S. Credit Agreement provided for up to $186,000 for term loans. Pursuant to the terms of the U.S. Credit Agreement, the Company repaid $25,000 in 2001, resulting in a permanent reduction in the term loans. The remaining term loans were repaid in 2002, resulting in a permanent reduction of the term loan capacity of the U.S. Credit Agreement to zero. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. Outstanding letters of credit under the U.S. Credit Agreement as of December 31, 2002 and 2001 amounted to $42,475 and $37,824, respectively.

      The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to maintain a total debt (including floor plan borrowings) to stockholders’ equity ratio of less than 2.75:1, a non floor plan debt to stockholders’ equity ratio of less than 1.30:1, and a senior debt (non floor plan debt less subordinated debt) to EBITDA ratio of less than 3.75:1. EBITDA, as defined in the U.S. Credit Agreement, is based upon the preceding twelve months, including twelve months EBITDA for acquired entities. The U.S. Credit Agreement also contains typical events of default including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of our allowable tangible assets (which does not include foreign assets). Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. Our U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness.

      On February 28, 2003, the Company entered into a new credit facility with the Royal Bank of Scotland (the “U.K. Credit Facility”), which provides for up to £45,000 in revolving loans to be used for acquisitions, working capital, and general corporate purposes and for a seasonally adjusted overdraft line of credit up to a maximum of £10,000. Loans under the U.K. Credit Facility bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. The maximum borrowing capacity under the U.K. Credit Facility will be reduced by £2,000 every six months, with the first reduction occurring on January 1, 2004. The remaining £35,000 of revolving loans mature on January 31, 2006. The U.K. Credit Facility is fully and unconditionally guaranteed on a joint and several basis by the Company’s automotive dealership subsidiaries in the U.K. (the “U.K. Subsidiaries”) and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, including minimum net worth requirements, minimum debt to equity, interest coverage and debt to cash flow ratios, and must comply with maximum net capital expenditure limitations. The U.K. Credit Facility also contains typical events of default including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Facility and the U.K. Credit Facility has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. Prior to the U.K. Credit Facility, the U.K. Subsidiaries were party to a credit facility which was terminated in connection with the establishment of the U.K. Credit Facility. The terminated credit agreement provided for up to £6,000 in revolving loans to be used for

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions, working capital and general corporate purposes, provided for a seasonally adjusted overdraft line of credit up to a maximum of £7,500, and included £14,000 of term loans.

      In March 2002, the Company completed the sale of $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012. The sale of the notes was exempt from registration pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. Net proceeds from the offering were approximately $291,900, and were used to repay indebtedness outstanding under the U.S. Credit Agreement. In February 2003, the Company exchanged the notes in a registered offering for $300,000 of new notes (the “Notes”) with identical terms. The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we are allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default.

      During 2000, the Company tendered for the repurchase of $151,000 of 11% senior subordinated notes. The tender resulted in the repurchase and retirement of $147,350 of such notes. The Company recorded a $3,969 loss ($0.14 per diluted share), net of $3,118 of tax, relating to the redemption premium paid for the notes and the write-off of related deferred financing costs.

10.     Interest Rate Swaps

      During 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200,000 of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us amounted to 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate to be paid by us was reduced to 5.86% and the term of the agreement was extended for an additional three years. This swap has been designated as a cash flow hedge of future interest payments of the Company’s LIBOR based floor plan borrowings.

      During 2001, the Company entered into swap agreements of approximately four years duration pursuant to which a notional $400,000 of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us amounted to approximately 4.23%. These swaps were designated as cash flow hedges of future interest payments of the Company’s LIBOR based floor plan and U.S. Credit Agreement borrowings. During 2002, the Company liquidated these swaps. As required under SFAS 133, the gain realized upon liquidation was deferred and is being amortized over the original terms of the swaps.

11.     Operating Lease Obligations

      The Company leases its dealership facilities and corporate offices under non-cancelable operating lease agreements with expiration dates through 2026, including all option periods available to the Company. The Company’s lease arrangements typically allow for a base term with options for extension in the Company’s favor and include escalation clauses tied to the Consumer Price Index.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2002 are as follows:

2003	$78,588
2004	77,187
2005	74,775
2006	71,530
2007	67,974
2008 and thereafter	612,874

$982,928

      Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $64,536, $45,448 and $33,034, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. Of the total rental payments, $19,124, $12,954 and $5,575, respectively, were made to related parties during 2002, 2001, and 2000, respectively.

12.     Related Party Transactions

      As discussed in Note 11, the Company is the tenant under a number of non-cancelable lease agreements with employees of the Company and certain other affiliated entities. The Company is also a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC (“AGR”). AGR is a wholly-owned subsidiary of Penske Corporation. The Company paid AGR $10,228 and $5,753 under such lease agreements during the years ended December 31, 2002 and 2001, respectively. In addition, the Company sold AGR real property and improvements for $50,000 and $20,870 during 2002 and 2001, respectively, which were subsequently leased by AGR to the Company. Selling prices relating to properties sold to AGR have been valued at a price that has been independently confirmed by a third party appraiser. To date, all sale-leaseback transactions with AGR have been treated as sales and were consummated at the Company’s net book-value, with the resulting leases being accounted for as operating leases. The Company believes that the terms of these transactions are no less favorable than the terms available from unaffiliated third parties negotiated on an arm’s length basis.

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

      From time to time, the Company pays and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business, including rents paid to AGR. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from an unrelated third party. Aggregate payments relating to such transactions amounted to $18,927, $9,798 and $3,721 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company has previously agreed to enter into an operating agreement with Lucio A. Noto, a director of the Company, which provides that an entity in which Mr. Noto has an interest (the “Investor”) will own approximately 6.2% of UAG Connecticut, LLC and will have an option to increase its ownership of UAG Connecticut, LLC up to 20.0%. The cost to acquire the incremental ownership has been established and represents the pro-rata value ascribed to the business on the date of the original transaction (March 2001). The Company will own the remaining 93.8% of UAG Connecticut, LLC. Pursuant to the terms of the operating agreement between the Company and the Investor, the Investor is entitled to 20% of the operating profits generated by UAG Connecticut, LLC from the date of the original transaction (March 2001).

13.     Stock Compensation Plans

      The Company’s Board of Directors and stockholders adopted a Stock Option Plan pursuant to which all full-time employees of the Company and its subsidiaries and affiliates are eligible to receive stock options. During 2002, the Company granted options to purchase 575 shares of Common Stock at the fair market value of the Common Stock on the grant date. Options granted under the Stock Option Plan have a ten year life and typically vest on a pro-rata basis over three or five years. As of December 31, 2002, the aggregate number of shares of Common Stock for which stock options may be granted under the Stock Option Plan is 3,001. As of December 31, 2002, 150 shares of Common Stock were available for the grant of options under the Stock Option Plan. Presented below is a summary of the status of stock options held by eligible employees during 2002, 2001 and 2000:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,816	$11.82	2,020	$13.63	1,432	$15.16
Granted	575	20.14	466	9.78	588	9.89
Exercised	361	10.83	268	11.14	—	—
Forfeited	168	15.81	402	18.96	—	—

Options outstanding at end of year	1,862	$14.22	1,816	$11.82	2,020	$13.63

      The following table summarizes the status of stock options outstanding and exercisable at January 1, 2003:

		Weighted	Weighted		Weighted
Range of	Stock	Average	Average	Stock	Average
Exercise	Options	Remaining	Exercise	Options	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$7 to $13	922	7.05	$9.23	505	$9.21
13 to 30	940	7.15	19.12	358	17.19

	1,862			863

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method net income, basic net income per common share and net income per diluted common share would have been as follows (unaudited):

	Year Ended December 31,

	2002	2001	2000

Net Income	$62,241	$44,745	$30,031
Fair value method compensation expense attributable to stock-based compensation, net of tax	2,300	1,991	1,968

Pro forma net income	$59,941	$42,754	$28,063

Basic net income per common share	$1.50	1.57	1.26

Pro forma basic net income per common share	$1.44	$1.49	$1.17

Net income per diluted common share	$1.51	$1.31	$1.02

Pro forma net income per diluted common share	$1.46	$1.25	$0.95

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 60.8% in 2002, 38.5% in 2001 and 40.3% in 2000; risk-free interest rate of 4.0% in 2002, 5.5% in 2001 and 7.75% in 2000; and expected lives of five years. The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 is $11.11, $4.15 and $4.67 per share, respectively.

      In connection with the Securities Purchase Agreement described in Note 14 to the Consolidated Financial Statements, the Company issued 800 options to purchase Common Stock with an exercise price of $10.00 per share.

14.     Stockholders’ Equity

      In September 2002, the Company repurchased 1,009 shares of common stock from Combined Specialty Insurance Company, a wholly owned subsidiary of Aon Corporation, for $16,000. During 2001, the Company repurchased 387 shares through open market purchases and negotiated transactions at an aggregate cost of $5,790. The Company financed these purchases with funds obtained from borrowings under the U.S. Credit Agreement. To date, the Company has repurchased 1,397 shares at an aggregate cost of $21,790 under the terms of a repurchase program for up to three million shares of the Company’s common stock that was authorized by the Company’s Board of Directors in September 2001.

      In March 2002, the Company completed the sale of 3,000 shares of voting common stock to the public in an underwritten registered offering at $22.00 per share. Net proceeds to the Company totaled approximately $60,873, which was used to repay indebtedness under the U.S. Credit Agreement.

      On April 12, 1999, the Company entered into a securities purchase agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (the “Securities Purchase Agreement”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “PCP Entities”), pursuant to which the PCP Entities agreed purchased 7.903124 shares of our Series A convertible preferred stock, (2) .396876 shares of our Series B convertible preferred stock, and (3) warrants to purchase 3,899 shares of common stock and 1,101 shares of non-voting common stock, for $83,000. The Series A and Series B preferred stock entitled the PCP Entities to dividends at a rate of 6.5% per year. The dividends were payable in kind for the first two years after issuance, after which they were payable in cash. Actual cash dividends paid relating to the preferred stock amounted to $2,930 during the year ended December 31, 2002. The Series A preferred stock was converted into 7,033 shares of our voting common stock

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in May 2002. The Series B preferred stock was converted into 652 shares of our non-voting common stock in August 2002.

      The warrants held by the PCP Entities, as originally issued, were exercisable at a price of $12.50 per share until February 3, 2002, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the warrants and as a result of a sale of equity to Mitsui & Co. in 2001, (a) the number of warrants to purchase common stock was increased from 3,899 shares to 3,916 shares, (b) the number of warrants to purchase non-voting common stock was increased from 1,101 shares to 1,106 shares, and (c) the warrant exercise price was lowered from $12.50 to $12.45. The PCP Entities exercised their warrants in February 2002 for $62,500. Accordingly, the Company issued 3,916 shares of voting common stock and 1,106 shares of non-voting common stock. Proceeds from the exercise of the warrants were used to repay indebtedness under the U.S. Credit Agreement

      In February 2001, the Company issued 1,302 shares of voting common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. in a private placement for $10.75 per share (the “Mitsui Transaction”). Aggregate proceeds, amounting to $14,000, were used to repay indebtedness under the U.S. Credit Agreement.

      In December 2000, the Company issued 2,140 shares of Common Stock to Penske Corporation in a private placement for $10.75 per share. Aggregate proceeds, amounting to $23,000, were used to repay indebtedness under the U.S. Credit Agreement. In addition, the Company’s Third Restated Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 40,000 shares to 80,000 shares in December 2000.

15.	Income Taxes

      The income tax provision relating to income from continuing operations consisted of the following:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$18,730	$16,497	$11,868
State and local	5,744	5,415	3,249
Foreign	5,265	4	442

Total current	29,739	21,916	15,559

Deferred:
Federal	9,406	10,214	9,397
State and local	1,643	2,080	1,255
Foreign	1,829	252	245

Total deferred	12,878	12,546	10,897

Income tax provision relating to continuing operations	$42,617	$34,462	$26,456

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,

	2002	2001	2000

Income tax provision at the federal statutory rate of 35%	$37,029	$27,729	$21,293
State and local income taxes, net of federal benefit	4,802	4,830	2,920
Non-deductible amortization of goodwill	—	2,393	1,864
Other	786	(490)	379

Income tax provision relating to continuing operations	$42,617	$34,462	$26,456

      The components of deferred tax assets and liabilities at December 31, 2001 and 2000 were as follows:

	2002	2001

Deferred Tax Assets
Accrued liabilities	$23,185	$8,056
Derivative instruments	11,098	5,547
Net operating loss carryforwards	2,494	1,162
Capital loss carryforwards	—	41
Other	725	1,491

Total deferred tax assets	37,502	16,297

Deferred Tax Liabilities
Depreciation and amortization	(51,974)	(29,915)
Partnership investments	(16,726)	(16,439)
Other	(2,174)	—

Total deferred tax liabilities	(70,874)	(46,354)

Net deferred tax liabilities	$(33,372)	$(30,057)

      The Company does not provide for federal income taxes or tax benefits relating to the undistributed earnings or losses of its international subsidiaries. It is management’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2002, the Company had not provided federal income taxes on a total of $32,650 of earnings of individual international subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.

      At December 31, 2002, the Company has $59,773 of state net operating loss carryforwards that expire at various dates through 2022.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Cash Flow Information

      The following table presents supplementary cash flow information:

	2002	2001	2000

Cash paid interest	$66,504	$79,229	$73,723
Cash paid income taxes	21,087	25,461	14,014
Non-cash financing and investing activities:
Dealership acquisition costs financed by issuance of stock	—	5,000	10,098
Dealership acquisition cost financed by long-term debt	22,448	5,550	10,550

17.	Segment Information

      The Company operates as a single reportable segment. The following table presents certain data by geographic are:

	Year Ended December 31,

	2002	2001	2000

Sales to external customers:
United States	$6,321,742	$5,826,602	$4,555,900
International	1,113,124	43,652	—

Total sales to external customers	$7,434,866	$5,870,254	$4,555,900

Long-lived assets, net:
United States	1,128,722	1,006,426	787,794
International	232,844	2,994	—

Total long-lived assets	$1,361,566	$1,009,420	$787,794

      The Company’s international operations are predominantly based in the United Kingdom.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

2002(2)(3)
Total revenues	$1,574,932	$1,923,102	$2,059,603	$1,877,229
Gross profit	228,140	274,022	287,650	272,398
Net income	15,711	23,889	21,989	652
Net income per diluted common share	$0.40	$0.56	$0.53	$0.02

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001(2)(3)
Total revenues	$1,315,172	$1,529,066	$1,506,051	$1,519,965
Gross profit	183,362	209,610	212,001	210,379
Net income	6,570	13,405	13,488	11,282
Net income per diluted common share	$0.21	$0.40	$0.38	$0.32

(1)	As discussed in Note 2, the Company recorded a $22,839 ($13,589 after-tax) charge for estimated costs arising primarily in connection with contract terminations during the fourth quarter of 2002.

(2)	As discussed in Note 5, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(3)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

19.     Condensed Consolidating Financial Information

      As noted, the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries. The following tables include condensed consolidating financial information as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 for United Auto Group, Inc. (as the issuer), the wholly-owned subsidiary guarantors, the non-wholly owned subsidiary guarantors, and the non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of corporate balance sheet, income statement and cash flow items, which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have realized on a stand alone basis.

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc	Subsidiaries	Subsidiaries	Subsidiaries

	(Dollars in thousands)
Cash and cash equivalents	$8,069	$—	$—	$7,776	$—	$293
Accounts receivable, net	319,625	—	—	252,879	9,489	57,257
Inventories	973,185	—	—	740,073	23,044	210,068
Other current assets	27,869	—	545	17,967	451	8,906

Total current assets	1,328,748	—	545	1,018,695	32,984	276,524
Property and equipment, net	313,496	—	4,186	230,000	6,416	72,894
Intangible assets, net	981,328	—	—	734,665	67,529	179,134
Other assets	66,742	(448,085)	479,036	27,479	2	8,310

Total assets	$2,690,314	$(448,085)	$483,767	$2,010,839	$106,931	$536,862

Floor plan notes payable	$907,903	$—	$—	$700,223	$21,267	$186,413
Accounts payable	131,303	—	4,581	71,354	2,854	52,514
Accrued expenses	145,290	—	2,482	67,823	14,616	60,369
Current portion of long-term debt	14,979	—	—	8,596	—	6,383

Total current liabilities	1,199,475	—	7,063	847,996	38,737	305,679
Long-term debt	651,256	—	—	449,522	69,580	132,154
Other long-term liabilities	135,141	—	—	130,545	3,624	972

Total liabilities	1,985,872	—	7,063	1,428,063	111,941	438,805

Total stockholders’ equity	704,442	(448,085)	476,704	582,776	(5,010)	98,057

Total liabilities and stockholders’ equity	$2,690,314	$(448,085)	$483,767	$2,010,839	$106,931	$536,862

UNITED AUTO GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2002

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc	Subsidiaries	Subsidiaries	Subsidiaries

	(Dollars in thousands)
Total revenues	$7,434,866	$—	$—	$5,851,951	$205,931	$1,376,984
Cost of sales	6,372,656	—	—	5,008,299	175,933	1,188,424

Gross profit	1,062,210	—	—	843,652	29,998	188,560
Selling, general and administrative expenses	882,230	—	9,519	696,073	21,728	154,910

Operating income	179,980	—	(9,519)	147,579	8,270	33,650
Floor plan interest expense	(35,652)	—	—	(29,941)	(480)	(5,231)
Other interest expense	(38,532)	—	—	(26,166)	(2,637)	(9,729)
Equity in earnings of subsidiaries	—	(175,443)	175,443	—	—	—

Income from continuing operations before minority interests and income tax provision	105,796	(175,443)	165,924	91,472	5,153	18,690
Minority interests	(1,968)	—	—	(1,284)	(464)	(220)
Income tax provision	(42,617)	—	3,855	(38,473)	(2,087)	(5,912)

Income from continuing operations	61,211	(175,443)	169,779	51,715	2,602	12,558
Income from discontinued operations, net of income taxes	1,030	—	—	288	—	742

Net income (loss)	62,241	(175,443)	169,779	52,003	2,602	13,300
Preferred dividends	(6,293)	—	(6,293)	—	—	—

Income available to common stockholders	$55,948	$(175,443)	$163,486	$52,003	$2,602	$13,300

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2002

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(Dollars in thousands)
Net cash provided by (used in) operating activities	$81,548	$—	$11,268	$15,105	$14,486	$40,689

Investing activities:
Purchase of equipment and improvements	(185,712)	—	(3,620)	(96,333)	(5,817)	(79,942)
Proceeds from sale-leaseback transactions	85,500	—	—	85,500	—	—
Dealership acquisitions, net of cash acquired	(197,343)	—	—	(54,454)	—	(142,889)

Net cash provided by (used in) investing activities	(297,555)	—	(3,620)	(65,287)	(5,817)	(222,831)

Financing activities:
Proceeds from borrowings of long-term debt	684,800	—	300,000	384,800	—	—
Payments of long-term debt and capital leases	(606,615)	—	—	(704,852)	(6,236)	104,473
Proceeds from issuance of common stock	135,295	—	—	135,295	—	—
Distributions to (from) Parent	—	—	(284,000)	216,067	(2,433)	70,366
Repurchase of common stock	(16,000)	—	(16,000)	—	—	—
Deferred financing costs	(8,065)	—	(8,065)	—	—	—

Net cash provided by (used in) financing activities	189,415	—	(8,065)	31,310	(8,669)	174,839

Net cash distributed by discontinued operations	31,709	—	—	24,113	—	7,596

Net increase (decrease) in cash and cash equivalents	5,117	—	(417)	5,241	—	293
Cash and cash equivalents, beginning of year	2,952	—	417	2,535	—	—

Cash and cash equivalents, end of year	$8,069	$—	$—	$7,776	$—	$293

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2001

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(Dollars in thousands)
Cash and cash equivalents	$2,952	$—	$417	$2,535	$—	$—
Accounts receivable, net	239,610	—	—	211,558	10,626	17,426
Inventories	611,889	—	—	568,289	20,336	23,264
Other current assets	16,081	—	4,014	10,942	347	778

Total current assets	870,532	—	4,431	793,324	31,309	41,468
Property and equipment, net	181,290	—	1,493	168,198	753	10,846
Intangible assets, net	772,737	—	—	692,451	63,030	17,256
Assets of discontinued operations	66,624	—	—	43,336	—	23,288
Other assets	55,393	(358,634)	376,999	25,780	868	10,380

Total assets	$1,946,576	$(358,634)	$382,923	$1,723,089	$95,960	$103,238

Floor plan notes payable	$586,620	$—	$—	$536,708	$19,022	$30,890
Accounts payable	73,781	—	1,972	66,046	3,293	2,470
Accrued expenses	83,949	—	3,337	69,812	6,412	4,388
Current portion of long-term debt	4,202	—	—	4,202	—	—

Total current liabilities	748,552	—	5,309	676,768	28,727	37,748
Long-term debt	551,648	—	—	446,266	71,318	34,064
Other long-term liabilities	92,774	—	—	91,279	1,095	400
Liabilities of discontinued operations	37,919	—	—	22,227	—	15,692

Total liabilities	1,430,893	—	5,309	1,236,540	101,140	87,904

Total stockholders’ equity	515,683	(358,634)	377,614	486,549	(5,180)	15,334

Total liabilities and stockholders’ equity	$1,946,576	$(358,634)	$382,923	$1,723,089	$95,960	$103,238

UNITED AUTO GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Year Ended December 31, 2001

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(Dollars in thousands)
Total revenues	$5,870,254	$—	$—	$5,394,019	$187,211	$289,024
Cost of sales	5,054,902	—	—	4,638,429	159,989	256,484

Gross profit	815,352	—	—	755,590	27,222	32,540
Selling, general and administrative expenses	661,089	—	6,973	602,063	20,828	31,225

Operating income	154,263	—	(6,973)	153,527	6,394	1,315
Floor plan interest expense	(40,274)	—	—	(38,253)	(592)	(1,429)
Other interest expense	(34,762)	—	—	(28,309)	(3,715)	(2,738)
Equity in earnings of subsidiaries	—	(48,685)	48,685	—	—	—

Income from continuing operations before minority interests and income tax provision	79,227	(48,685)	41,712	86,965	2,087	(2,852)
Minority interests	(815)	—	—	—	—	(815)
Income tax provision	(34,462)	—	3,033	(37,337)	(1,353)	1,195

Income from continuing operations	43,950	(48,685)	44,745	49,628	734	(2,472)
Income from discontinued operations, net of income taxes	795	—	—	461	—	334

Net income (loss)	44,745	(48,685)	44,745	50,089	734	(2,138)
Preferred dividends	(8,290)	—	(8,290)	—	—	—

Income available to common stockholders	$36,455	$(48,685)	$36,455	$50,089	$734	$(2,138)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2001

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(Dollars in thousands)
Net cash provided by (used in) operating activities	$70,667	$—	$(4,003)	$77,526	$1,876	$(4,732)
Investing activities:
Purchase of equipment and improvements	(82,013)	—	(189)	(78,362)	(598)	(2,864)
Dealership acquisitions, net of cash acquired	(138,389)	—	—	(137,964)	731	(1,156)

Net cash provided by (used in) investing activities	(220,402)	—	(189)	(216,326)	133	(4,020)

Financing activities:
Proceeds from borrowings of long-term debt	289,407	—	—	285,501	3,906	—
Payments of long-term debt and capital leases	(155,002)	—	—	(161,725)	—	6,723
Proceeds from issuance of common stock	18,822	—	—	18,822	—	—
Distributions to (from) Parent	—	—	10,274	(2,754)	(5,915)	(1,605)
Repurchase of common stock	(5,790)	—	(5,790)	—	—	—

Net cash provided by (used in) financing activities	147,437	—	4,484	139,844	(2,009)	5,118

Net cash distributed by discontinued operations	160	—	—	(3,474)	—	3,634

Net increase (decrease) in cash and cash equivalents	(2,138)	—	292	(2,430)	—	—
Cash and cash equivalents, beginning of year	5,090	—	125	4,965	—	—

Cash and cash equivalents, end of year	$2,952	$—	$417	$2,535	$—	$—

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Year Ended December 31, 2000

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(Dollars in thousands)
Total Revenues	$4,555,900	$—	$—	$4,337,380	$—	$218,520
Cost of Sales	3,913,154	—	—	3,723,167	—	189,987

Gross Profit	642,746	—	—	614,213	—	28,533
Selling, general, and administrative expenses	508,607	—	5,657	477,811	—	25,139

Operating income	134,139	—	(5,657)	136,402	—	3,394
Floor plan interest expense	(40,569)	—	—	(38,977)	—	(1,592)
Other interest expense	(32,734)	—	—	(30,340)	—	(2,394)
Equity in earnings of subsidiaries	—	(33,227)	33,227	—	—	—

Income from continuing operations before minority interests, income tax provision and extraordinary item	60,836	(33,227)	27,570	67,085	—	(592)
Minority interests	(512)	—	—	—	—	(512)
Income tax provision	(26,456)	14,451	(11,990)	(29,174)	—	257

Income from continuing operations	33,868	(18,776)	15,580	37,911	—	(847)
Income from discontinued operations, net of income taxes	132	—	—	(197)	—	329

Income before extraordinary item	34,000	(18,776)	15,580	37,714	—	(518)
Extraordinary item, net of income taxes	(3,969)	—	—	(3,969)	—	—

Net income (loss)	30,031	(18,776)	15,580	33,745	—	(518)
Preferred dividends	(4,471)	—	(4,471)	—	—	—

Income available to common stockholders	$25,560	$(18,776)	$11,109	$33,745	$—	$(518)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2000

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(Dollars in thousands)
Net cash provided by (used in) operating activities	$45,364	$—	$(1,917)	$48,827	$—	$(1,546)

Investing Activities:
Purchase of equipment and improvements	(36,696)	—	(846)	(32,138)	—	(3,712)
Dealership acquisitions, net of cash acquired	(197,148)	—	—	(195,013)	—	(2,135)

Net cash used in investing activities	(233,844)	—	(846)	(227,151)	—	(5,847)

Financing Activities:
Proceeds from borrowings of long-term debt	339,449	—	—	339,449	—	—
Payments of long-term debt and capital leases	(159,716)	—	—	(166,762)	—	7,046
Proceeds from issuance of common stock	16,852	—	—	16,852	—	—
Distributions to (from) Parent	—	—	17,544	(15,939)	—	(1,605)
Repurchase of common stock	(26,176)	—	(26,176)	—	—	—

Net cash provided by (used in) financing activities	170,409	—	(8,632)	173,600	—	5,441

Net cash distributed by discontinued operations	2,868	—	—	1,658	—	1,210

Net decrease in cash and cash equivalents	(15,203)	—	(11,395)	(3,066)	—	(742)
Cash and cash equivalents, beginning of year	20,293	—	11,520	8,031	—	742

Cash and cash equivalents, end of year	$5,090	$—	$125	$4,965	$—	$—

Schedule II

UNITED AUTO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries	at End
Description	of Year	Additions	& Other	of Year

	(In Thousands)
Year Ended December 31, 2002
Allowance for doubtful accounts	$2,845	$1,874	$(1,288)	$3,431
Allowance for chargebacks	13,049	18,548	(17,410)	14,187

	$15,894	$20,422	$(18,698)	$17,618

Year Ended December 31, 2001
Allowance for doubtful accounts	$1,922	$2,114	$(1,191)	$2,845
Allowance for chargebacks	9,440	19,517	(15,908)	13,049

	$11,362	$21,631	$(17,099)	$15,894

Year Ended December 31, 2000
Allowance for doubtful accounts	$1,860	$941	$(879)	$1,922
Allowance for chargebacks	8,875	13,813	(13,248)	9,440

	$10,735	$14,754	$(14,127)	$11,362

INDEX OF EXHIBITS

	3(i).1(c)	Third Restated Certificate of Incorporation dated October 28, 1996
	3(i).2(g)	Certificate of Amendment of Certificate of Incorporation dated August 3, 1999.
	3(i).3(a)	Amendment One to the Company’s Third Restated Certificate of Incorporation dated December 13, 2000.
	3(ii)(b)	Restated Bylaws.
	4.1(b)	Specimen Common Stock Certificate.
	4.2(u)	Indenture dated as of March 18, 2002 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank One Trust Company, N.A., as Trustee.
	4.5.1(f)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
	4.5.2(r)	Certificate of Designation of Series B Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999.
	4.6	See Exhibits 3(i) and 3(ii) for provisions of our Third Restated Certificate of Incorporation, as amended, and Restated Bylaws defining the rights of holders of our common stock.
	4.7	See Exhibits 10.1.19.6, 10.1.19.7, 10.1.19.8., 10.1.19.9, 10.1.19.10 and 10.1.19.11
	10.1.1(b)	Registration Rights Agreement, dated as of October 15, 1993, among us and the investors listed therein, as amended July 31, 1996.
*	10.1.8.2(a)	Second Amended and Restated Stock Option Plan.
*	10.1.8.3(a)	2002 Equity Compensation Plan.
*	10.1.13.1(a)	Second Amended and Restated Non-Employee Director Compensation Plan.
*	10.1.15(b)	Form of Option Certificate in favor of Samuel X. DiFeo and Joseph C. DiFeo.
	10.1.19.6(k)	Amended and Restated Credit Agreement, dated as of December 22, 2000, among us, various financial institutions and Chrysler Financial Company, L.L.C., as Agent.
	10.1.19.7(o)	First Amendment to the Amended and Restated Credit Agreement dated October 29, 2001, among us, various financial institutions and Chrysler Financial Company L.L.C., as agent for the Lenders.
	10.1.19.8(q)	Second Amendment to the Amended and Restated Credit Agreement dated as of February 8, 2002 among us, various financial institutions and DaimlerChrysler Services North American LLC (formerly Chrysler Financial Company L.L.C.), as agent for the lenders.
	10.1.19.9(r)	Third Amendment to the Amended and Restated Credit Agreement dated March 12, 2002 among us, various financial institutions and DaimlerChrysler Services North America LLC, as agent for the Lenders.
	10.1.19.10(s)	Fourth Amendment to the Amended and Restated Credit Agreement dated July 19, 2002 among us, various financial institutions and DaimlerChrysler Services North America LLC, as agent for the Lenders.
	10.1.19.11(a)	Fifth Amendment to the Amended and Restated Credit Agreement dated January 15, 2003 among us, various financial institutions and DaimlerChrysler Services North America LLC, as agent for the Lenders.
*	10.2(f)	Non-Competition and Standstill Agreement, dated as of April 12, 1999 by and between Marshall S. Cogan and us.
	10.2.1(q)	Form of Infiniti Dealer Sales and Service Agreement with Infiniti Division of Nissan North America, Inc., including Standard Provisions.
	10.2.2(q)	Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company, including Standard Provisions.
	10.2.3(q)	Form of Honda Automobile Dealer Sales and Service Agreement with Honda Automobile Division, American Honda Motor Co., Inc., including Standard Provisions.

	10.2.4(q)	Form of Lexus Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc., including Standard Provisions.
	10.2.5(q)	Form of BMW of North America, Inc. Car Center Agreement with BMW of North America, Inc., including Standard Provisions.
	10.2.6(q)	Form of BMW of North America, Inc. SAV Center Agreement with BMW of North America, Inc., including Standard Provisions.
	10.2.7(q)	Form of Toyota Dealer Agreement with Toyota Motor Company, including Standard Provisions.
	10.2.8(q)	Form of General Motors Corporation Dealer Sales and Service Agreement with General Motors Corporation, including Standard Provisions.
	10.2.9(q)	Form of Nissan Dealer Sales & Service Agreement with Nissan North America, Inc., including Standard Provisions.
	10.2.10(q)	Form of Sales and Service Agreement with Chrysler Corporation, including Standard Provisions.
	10.2.11(k)	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement, including Standard Provisions.
	10.2.12(k)	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement, including Standard Provisions.
	10.2.13(q)	Form of Ford Sales and Service Agreement with Ford Motor Company, including Standard Provisions.
	10.2.14(q)	Form of Audi Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc., including Standard Provisions.
	10.2.15(q)	Form of Automobile Dealer Sales and Service Agreement with Acura Division, American Honda Motor Co., Inc., including Standard Provisions.
	10.2.16(a)	Form of Porsche Sales and Service Agreement with Porsche Cars North America, including Standard Provisions.
	10.2.17(q)	Form of Dealer Agreement with Land Rover North America, Inc., including Standard Provisions.
*	10.2.26(b)	Settlement Agreement, dated as of October 3, 1996, among us and certain of its affiliates, on the one hand, and Samuel X. DiFeo, Joseph C. DiFeo and certain of their affiliates, on the other hand.
*	10.3(g)	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske.
*	10.4(g)	Stock Option Agreement, dated as of August 3, 1999 between us and Marshall S. Cogan.
*	10.8.3(b)	Form of Employment Agreement between us, UAG West, Inc., and Steven Knappenberger.
	10.20.1(e)	Securities Purchase Agreement, dated as of April 12, 1999, among us and International Motorcars Group I, L.L.C., and International Motor Cars Group II, L.L.C.
	10.20.2(e)	Stockholder Voting Agreement, dated April 12, 1999, between Trace International Holdings, Inc., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
	10.20.3(e)	Stockholder Voting Agreement, dated April 12, 1999, between Aeneas Venture Corporation, International Motorcars Group I, L.L.C. and International Motorcars Group II, L.L.C.
	10.20.4(e)	Stockholder Voting Agreement, dated April 12, 1999, between AIF II, L.P., International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
	10.20.7(f)	Registration Rights Agreement, dated as of May 3, 1999, by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C.
*	10.22(h)	Severance Agreement, dated August 2, 1999 between us and James Davidson.
*	10.23(h)	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo.

10.24(i)	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement.
10.25(i)	Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc and CarsDirect.com, Inc.
10.26(k)	Purchase Agreement by and between Penske Automotive Holdings Corp. and us dated as of December 22, 2000.
10.26.1(k)	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000.
10.27(k)	Purchase Agreement by and between Mitsui & Co., Ltd. and us dated as of December 22, 2000.
10.27.1(k)	Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 28, 2001.
10.27.2(q)	Second Amended and Restated Stockholders Agreement by and among Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation, Penske Automotive Holdings Corp., Penske Capital Partners, L.L.C., Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) and us dated as of February 2, 2002.
10.27.3(k)	Letter Agreement among Penske Corporation, us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated February 28, 2001.
10.28(l)	Agreement between us and Marshall S. Cogan dated April 24, 2001.
10.28(o)	Purchase Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.28.1(o)	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr.
10.28.2(o)	Assignment of Limited Liability Company Membership Interests dated December 31, 2001, between Roger S. Penske, Jr. and us.
10.29(m)	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA.
10.31.1(m)	Limited Liability Company Agreement of UAG Connecticut I, LLC dated March 1, 2001 between UAG Connecticut, LLC and The Miller Continental Group LLC.
10.31.2(m)	Assignment of Limited Liability Company Membership Interests dated March 1, 2001 between UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.31.3(m)	Pledge Agreement dated March 1, 2001 by The Miller Continental Group LLC in favor of UAG Connecticut, LLC and Automotive Group Realty, LLC.
10.31.4(m)	Promissory Note dated March 1, 2001 of The Miller Continental Group LLC in favor of UAG Connecticut, LLC.
10.31.5(m)	Real Property Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.31.6(m)	Third Party Approval Letter dated March 1, 2001 among UAG Connecticut I, LLC, UAG Realty, LLC, UAG Connecticut, LLC, Automotive Group Realty, LLC and The Miller Continental Group LLC.
10.32(q)	Registration Rights Agreement among us, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., and Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.).
10.33(q)	Amended and Restated Registration Rights Agreement dated February 22, 2002 among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc.
10.34(t)	Purchase Agreement by and among us and Combined Specialty Insurance Company dated as of August 14, 2002.
10.35(t)	Lease Agreement between Automotive Group Realty, LLC and UAG Realty, LLC, dated as of September 29, 2000.

10.36(t)	Lease Agreement between Car Chauncey, LLC and UAG Realty, LLC, dated as of September 11, 2002.
21.1(a)	Our subsidiaries.
23.1(a)	Consent of Deloitte & Touche LLP.
23.2(a)	Consent of KPMG Audit Plc.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed with this report.
(b)	Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-09429.
(c)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1996, File No. 001-12297.
(d)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 001-12297.
(e)	Incorporated by reference to our Current Report on Form 8-K filed on April 15, 1999, File No. 001-12297.
(f)	Incorporated by reference to our Current Report on Form 8-K filed on May 10, 1999, File No. 001-12297.
(g)	Incorporated by reference to our Current Report on Form 8-K filed on August 13, 1999, File No. 001-12297.
(h)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 1999, file No. 001-12297.
(i)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 001-12297.
(j)	Incorporated by reference to the identically numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 001-12297.
(k)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-12297.
(l)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 011-12297
(m)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 011-12297
(n)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 011-12297
(o)	Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-3, File No. 333-82264, filed on February 6, 2002.
(p)	Incorporated by reference to the information under the caption “Risk Factors” beginning on page 8 of Amendment No. 2 to our Registration Statement on Form S-3, File No. 333-82264, filed on March 12, 2002.
(q)	Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001, File No. 011-12297.
(r)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 001-12297.
(s)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 001-12297.
(t)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 001-12297.
(u)	Incorporated by reference to our Registration Statement on Form S-4, Registration No. 333-87452, file May 2, 2002.