Form 10-Q
period 2003-03-31
UNITED AUTO GROUP INC
filed 2003-05-15
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12297

United Auto Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3086739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 Telegraph Road, Bloomfield Hills, Michigan (Address of principal executive offices)	48302-0954 (Zip Code)

Registrant’s telephone number, including area code:

(248) 648-2500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐

      As of May 12, 2003, there were 40,611,310 shares of voting common stock outstanding.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II
Item 1 -- Legal Proceedings
Item 6 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Amended & Restated Credit Agreement
Credit Agreement dated February 24, 2003
Amended & Restated Limited Liability Co Agreement
Letter Agreement dated April 1, 2003
Letter Agreement dated April 1, 2003
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(In thousands except per
	share amounts)
ASSETS
Cash and cash equivalents	$11,468	$8,069
Accounts receivable, net	324,791	319,625
Inventories	1,087,397	973,185
Other current assets	40,260	27,869

Total current assets	1,463,916	1,328,748
Property and equipment, net	346,837	313,496
Goodwill	951,302	945,303
Franchise value	36,025	36,025
Other assets	77,873	66,742

Total Assets	$2,875,953	$2,690,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Floor plan notes payable	$1,000,466	$907,903
Accounts payable	151,619	131,303
Accrued expenses	142,627	145,290
Current portion of long-term debt	5,115	14,979

Total current liabilities	1,299,827	1,199,475
Long-term debt	715,110	651,256
Other long-term liabilities	148,689	135,141

Total Liabilities	2,163,626	1,985,872
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100 shares authorized; none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value, 80,000 shares authorized; 43,669 shares issued, including 4,830 treasury shares, at March 31, 2003 and December 31, 2002	4	4
Non-voting common stock, $0.0001 par value, 7,125 shares authorized; 1,759 issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Class C common stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Additional paid-in-capital	564,609	564,609
Retained earnings	147,527	133,794
Accumulated other comprehensive income	187	6,035

Total Stockholders’ Equity	712,327	704,442

Total Liabilities and Stockholders’ Equity	$2,875,953	$2,690,314

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except
	per share amounts)
	(Unaudited)
New vehicle sales	$1,116,662	$946,309
Used vehicle sales	445,666	299,917
Finance and insurance	48,830	37,714
Service and parts	214,681	162,538
Fleet sales	29,404	31,324
Wholesale vehicle sales	121,568	97,130

Total revenues	1,976,811	1,574,932
Cost of sales	1,689,659	1,346,792

Gross profit	287,152	228,140
Selling, general and administrative expenses	239,310	185,683

Operating income	47,842	42,457
Floor plan interest expense	(9,088)	(8,299)
Other interest expense	(10,350)	(7,868)

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	28,404	26,290
Minority interests	(393)	(416)
Income taxes	(11,220)	(10,416)

Income from continuing operations	16,791	15,458
Income from discontinued operations, net of tax	—	253

Income before cumulative effect of accounting change	16,791	15,711
Cumulative effect of accounting change, net of tax	(3,058)	—

Net income	$13,733	$15,711
Preferred dividends	—	(1,490)

Income available to common stockholders	$13,733	$14,221

Basic earnings per common share:
Continuing operations	$0.41	$0.51
Discontinued operations	—	0.01
Cumulative effect of accounting change	(0.07)	—

Net income	$0.34	$0.52

Shares	40,598	27,542

Diluted earnings per common share:
Continuing operations	$0.41	$0.39
Discontinued operations	—	0.01
Cumulative effect of accounting change	(0.07)	—

Net income	$0.34	$0.40

Shares	40,920	39,196

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net income	$13,733	$15,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,361	4,394
Cumulative effect of accounting change	3,058	—
Other	618	416
Changes in operating assets and liabilities
Accounts receivable	(6,522)	1,365
Inventories	(121,673)	(41,395)
Floor plan notes payable	96,341	25,114
Accounts payable and accrued expenses	15,773	(5,014)
Other	(10,146)	2,660

Net cash provided by (used in) operating activities	(1,457)	3,251

Investing activities:
Purchase of equipment and improvements	(42,039)	(36,606)
Proceeds from sale-leaseback transactions	—	50,000
Dealership acquisitions, net	(2,791)	(149,485)

Net cash used in investing activities	(44,830)	(136,091)

Financing activities:
Net borrowings of long-term debt	49,686	838
Proceeds from issuance of common stock	—	126,812

Net cash provided by financing activities	49,686	127,650

Net cash provided by discontinued operations	—	7,868

Net increase in cash and cash equivalents	3,399	2,678

Cash and cash equivalents, beginning of period	8,069	2,952

Cash and cash equivalents, end of period	$11,468	$5,630

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Voting and Non-voting
	Common Stock				Accumulated
			Additional		Other	Total
	Issued		Paid-in	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income

	(Dollars in thousands)
	(Unaudited)
Balances, January 1, 2003	40,597,810	$4	$564,609	$133,794	$6,035	$704,442	$—
Fair value of interest rate swap agreement	—	—	—	—	(1,725)	(1,725)	(1,725)
Foreign currency translation	—	—	—	—	(4,123)	(4,123)	(4,123)
Net income	—	—	—	13,733	—	13,733	13,733

Balances, March 31, 2003	40,597,810	$4	$564,609	$147,527	$187	$712,327	$7,885

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

1.     Interim Financial Statements

Basis of Presentation

      The information presented as of March 31, 2003 and 2002 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year consolidated condensed financial statements to conform to the current year presentation.

Discontinued Operations

      During 2002, the Company sold certain dealerships which qualified for treatment as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”. Consequently, such dealerships have been reported as discontinued operations. Combined financial information of these dealerships is as follows:

Three months ended
March 31, 2002

Revenues	$58,176
Pre-tax income	411

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of the EITF, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income for 2002 by $3.1 million, net of tax, or $0.07 per diluted share.

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the timing of the recognition of exit costs associated with restructuring activities. Under the new standard, certain exit costs will be recognized over the period in which the restructuring activities occur, rather than at the point in time the Company commits to the restructuring plan. The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations, financial position or cash flows.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not currently participate in any variable interest entities.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual result could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, income taxes, intangible assets and certain reserves.

Intangible Assets

      Intangible assets in the consolidated condensed balance sheets include goodwill and franchise value. Goodwill represents the excess of cost over the fair value of tangible and identified intangible assets acquired arising in connection with purchase business combinations. Franchise value represents the estimated value of franchises acquired in business combinations. Goodwill and franchise value are deemed to have indefinite lives and are not amortized, but are subject to, at a minimum, an annual impairment test. If the carrying value of goodwill, franchise value or other intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of the Company’s reporting units.

      Following is a summary of the changes in the carrying amount of goodwill and franchise value:

Three Months Ended
March 31, 2003

Balance — beginning of period	$981,328
Additions during period	9,454
Foreign currency translation	(3,455)

Balance — end of period	$987,327

Amount representing goodwill	$951,302

Amount representing franchise value	$36,025

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2.     Inventories

      Inventories consisted of the following:

	March 31,	December 31,
	2003	2002

New vehicles	$840,406	$751,990
Used vehicles	198,510	172,850
Parts, accessories and other	48,481	48,345

Total inventories	$1,087,397	$973,185

3.     Business Combinations

      During the three months ended March 31, 2002, the Company acquired 62 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $144,832 in cash. The Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

      The following unaudited consolidated pro forma results of operations of the Company for the three month period ended March 31, 2002 give effect to acquisitions consummated subsequent to January 1, 2002 as if they had occurred on January 1, 2002.

Three Months
Ended
March 31, 2002

Revenues	$1,813,443
Income before minority interests and income taxes	29,177
Net income	17,472
Net income per diluted common share	0.45

4.     Stock-Based Compensation

      Full-time employees of the Company and its subsidiaries and affiliates are eligible to receive stock options pursuant to the terms of the Company’s Stock Option Plan. Options granted under the Stock Option Plan have a ten year life and typically vest on a pro-rata basis over three or five years. The aggregate number of shares of Common Stock for which stock options may be granted under the Stock Option Plan is 3,001,000. As of March 31, 2003, 150,000 shares of Common Stock were available for the grant of options under the Stock Option Plan.

      Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the Consolidated Financial Statements with respect to option grants. The Company has adopted the disclosure only provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock Based Compensation”, as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123”.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method, net income, basic net income per common share and net income per diluted common share would have been as follows (unaudited):

	Three months ended
	March 31, 2003

	2003	2002

Net income	$13,733	$15,711
Preferred dividends	—	(1,490)

Net income available to common stockholders	$13,733	$14,221
Fair value method compensation expense attributable to stock-based compensation, net of tax	446	462

Pro forma net income available to common stockholders	$13,287	$13,759

Basic earnings per common share	$0.34	$0.52

Pro forma basic earnings per common share	$0.33	$0.50

Diluted earnings per common share	$0.34	$0.40

Pro forma diluted earnings per common share	$0.33	$0.39

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: no dividend yield; expected volatility of 60.8%; risk-free interest rate of 4% and expected lives of five years. There were no option grants in the first quarter of 2003. The weighted average fair value of options granted during the period ended March 31, 2002 was $11.67.

      The Company has proposed that stockholders approve the United Auto Group, Inc. 2002 Equity Compensation Plan (the “Plan”) at its annual meeting of stockholders in May 2003. The Plan would include 2,100,000 shares available for future issuance of awards including; stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and other awards to key employees, outside directors, consultants and advisors of the Company.

5.     Earnings Per Share

      Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, preferred stock, warrants and stock price guarantees. For the three months ended March 31, 2003 and 2002, 969,087 and 150,000 shares issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months
	Ended
	March 31,

	2003	2002

Weighted average number of common shares outstanding	40,598	27,542
Effect of stock options	309	1,347
Effect of preferred stock	—	9,443
Effect of warrants	—	864
Effect of stock price guarantee	13	—

Weighted average number of common shares outstanding, including effect of dilutive securities	40,920	39,196

6.     Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flow:

	Three Months Ended
	March 31,

	2003	2002

Cash paid for interest	$27,293	$19,067
Cash paid for income taxes	1,129	220
Acquisition costs financed with assumed debt	—	22,448

7.     Long Term Debt

      Long-term debt consisted of the following:

	March 31,	December 31,
	2003	2002

U.S. Credit Agreement — Revolving Loans, weighted average interest — 3.37% and 3.79% at March 31, 2003 and December 31, 2002 respectively	$376,300	$343,300
9.625% Senior Subordinated Notes due 2012	300,000	300,000
U.K. Credit Agreement — Revolving Loans, weighted average interest — 4.84% and 4.75% at March 31, 2003 and December 31, 2002	37,385	16,019
Seller financed promissory notes payable through 2004, weighted average interest — 8.0% and 7.83% at March 31, 2003 and December 31, 2002	3,061	3,088
Other	3,479	3,828

Total long-term debt	720,225	666,235
Less: Current portion	5,115	14,979

Net long-term debt	$715,110	$651,256

      Undrawn, available capacity under the Company’s credit facilities amounted to approximately $344,000 as of March 31, 2003.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

U.S. Credit Agreement

      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated as of August 3, 1999, as amended and restated (the “U.S. Credit Agreement”), which provides for up to $700,000 in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes, as well as a $50,000 standby letter of credit facility. Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to maintain specified ratios and tests as defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of our allowable tangible assets (which does not include foreign assets). Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. Our U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of March 31, 2003 and December 31, 2002, outstanding letters of credit under the U.S. Credit Agreement amounted to $42,500. As of March 31, 2003 the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      On February 28, 2003, the Company entered into a new credit facility with the Royal Bank of Scotland (the “U.K. Credit Facility”), which provides for up to £45,000 in revolving loans to be used for acquisitions, working capital, and general corporate purposes and a seasonally adjusted overdraft line of credit up to a maximum of £10,000. Loans under the U.K. Credit Facility bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. The Company’s borrowing capacity under the U.K. Credit Facility will be reduced by £2,000 every six months, with the first reduction occurring on January 1, 2004. The remaining £35,000 of revolving loans mature on January 31, 2006. The U.K. Credit Facility is fully and unconditionally guaranteed on a joint and several basis by the Company’s automotive dealership subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, as defined in the U.K. Credit Facility. The U.K. Credit Facility also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Facility and the U.K. Credit Facility has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of March 31, 2003, outstanding borrowings under the U.K. Credit Facility amounted to approximately £23,800. As of March 31, 2003, the Company was in compliance with all financial covenants under the U.K. Credit Facility.

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

8.     Interest Rate Swaps

      During January 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200,000 of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us was based on U.S. LIBOR and amounted to 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate to be paid by the Company was reduced to 5.86% and the term of the agreement was extended for an additional three years. During March 2003, the Company entered into a swap agreement of five years duration pursuant to which a notional $350,000 of floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by the Company of 3.15% is based on U.S. LIBOR. These swaps have been designated as cash flow hedges of future interest payments of the Company’s LIBOR based floor plan borrowings.

9.     Subsequent Events

      In April 2003, the Company acquired nine automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $62.7 million in cash.

      In April 2003, an entity controlled by one of our directors, Lucio A. Noto (the “Investor”), paid approximately $1.8 million (including approximately $800,000 credited from prior earnings retroactive to March 1, 2001) for a 6.5% interest in one of the Company’s subsidiaries, UAG Connecticut I, LLC, which entitles the Investor to 20% of the operating profits of UAG Connecticut I. In addition, the Investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts. The Investor has also guaranteed 20% of UAG Connecticut I’s lease obligation to Automotive Group Realty, LLC (“AGR”), our landlord of the facility at which the dealership operates and a wholly owned subsidiary of Penske Corporation. In exchange for that guarantee, the Investor will be entitled to 20% of any appreciation of the property, which appreciation would otherwise accrue to AGR at the time of sale, and the Investor is responsible to AGR for any corresponding depreciation of the property at the time of sale, which obligation shall be secured solely by the Investor’s ownership interest in UAG Connecticut I, LLC.

      In April 2003, we formed a joint venture to own and operate three BMW dealerships in and around Munich, Germany. Our joint venture partner in Germany is Mr. Peter Reisacher. We contributed approximately $5.0 million for a 50% interest and Mr. Reisacher contributed approximately $5.0 million for a 50% interest in the joint venture.

10.     Condensed Consolidating Financial Information

      The following tables include condensed consolidating financial information as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002 for United Auto Group, Inc. (as the issuer), wholly-owned subsidiary guarantors, non-wholly owned guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items, which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2003

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(Dollars in thousands)
Cash and cash equivalents	$11,468	$—	$—	$3,363	$—	$8,105
Accounts receivable, net	324,791	—	—	232,358	8,921	83,512
Inventories	1,087,397	—	—	818,402	23,485	245,510
Other current assets	40,260	—	1,049	20,281	804	18,126

Total current assets	1,463,916	—	1,049	1,074,404	33,210	355,253
Property and equipment, net	346,837	—	4,380	258,331	7,453	76,673
Intangible assets, net	987,327	—	—	735,996	68,281	183,050
Other assets	77,873	(532,044)	532,044	71,912	2	5,959

Total assets	$2,875,953	$(532,044)	$537,473	$2,140,643	$108,946	$620,935

Floor plan notes payable	$1,000,466	$—	$—	$760,149	$20,610	$219,707
Accounts payable	151,619	—	2,763	67,854	3,206	77,796
Accrued expenses	142,627	—	2,371	60,937	15,164	64,155
Current portion of long-term debt	5,115	—	—	1,965	—	3,150

Total current liabilities	1,299,827	—	5,134	890,905	38,980	364,808
Long-term debt	715,110	—	—	497,188	70,332	147,590
Other long-term liabilities	148,689	—	—	134,489	4,228	9,972

Total liabilities	2,163,626	—	5,134	1,522,582	113,540	522,370

Total stockholders’ equity	712,327	(532,044)	532,339	618,061	(4,594)	98,565

Total liabilities and stockholders’ equity	$2,875,953	$(532,044)	$537,473	$2,140,643	$108,946	$620,935

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2003

					Non- Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total Revenues	$1,976,811	$—	$—	$1,464,115	$44,314	$468,382
Cost of Sales	1,689,659	—	—	1,248,066	37,145	404,448

Gross Profit	287,152	—	—	216,049	7,169	63,934
Selling, general, and administrative expenses	239,310	—	3,093	179,258	5,578	51,381

Operating income	47,842	—	(3,093)	36,791	1,591	12,553
Floor plan interest expense	(9,088)	—	—	(7,374)	(127)	(1,587)
Other interest expense	(10,350)	—	—	(7,500)	(586)	(2,264)
Equity in earnings of subsidiaries	—	(39,848)	39,848	—	—	—

Income (loss) from continuing operations before minority interests, income taxes and cumulative effect of accounting change	28,404	(39,848)	36,755	21,917	878	8,702
Minority interests	(393)	—	—	(158)	(146)	(89)
Income taxes	(11,220)	15,740	(14,518)	(9,103)	(303)	(3,036)

Income (loss) from continuing operations	16,791	(24,108)	22,237	12,656	429	5,577
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(3,016)	—	(42)

Net Income (loss)	$13,733	$(24,108)	$22,237	$9,640	$429	$5,535

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2002

					Non- Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total Revenues	$1,574,932	$—	$—	$1,354,778	$50,696	$169,458
Cost of Sales	1,346,792	—	—	1,156,597	43,049	147,146

Gross Profit	228,140	—	—	198,181	7,647	22,312
Selling, general, and administrative expenses	185,683	—	1,719	161,901	5,422	16,641

Operating income	42,457	—	(1,719)	36,280	2,225	5,671
Floor plan interest expense	(8,299)	—	—	(7,721)	(126)	(452)
Other interest expense	(7,868)	—	—	(4,528)	(725)	(2,615)
Equity in earnings of subsidiaries	—	(44,888)	44,888	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	26,290	(44,888)	43,169	24,031	1,374	2,604
Minority interests	(416)	—	—		(210)	(206)
Income taxes	(10,416)	17,776	(17,063)	(10,048)		(1,081)

Income (loss) from continuing operations	15,458	(27,112)	26,106	13,983	1,164	1,317
Discontinued operations, net of taxes	253	—	—	129	—	124

Net income (loss)	$15,711	$(27,112)	$26,106	$14,112	$1,164	$1,441

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	Three Months Ended March 31, 2003

						Non-Wholly
						Owned
	Total			United Auto	Guarantor	Guarantor	Non-Guarantor
	Company	Eliminations		Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by (used in) operating activities	$(1,457)	$		$270	$(11,817)	$1,133	$8,957

Investing Activities:
Purchase of equipment and improvements	(42,039)		—	(270)	(35,721)	(1,119)	(4,929)
Dealership acquisitions, net	(2,791)		—	—	(2,330)	—	(461)

Net cash used in investing activities	(44,830)		—	(270)	(38,051)	(1,119)	(5,390)

Financing Activities:
Proceeds from borrowings of long-term debt	49,686		—	—	40,939	—	8,747
Distributions to (from) Parent	—		—		4,516	(14)	(4,502)

Net cash provided by (used in) financing activities	49,686		—	—	45,455	(14)	4,245

Net increase (decrease) in cash and cash equivalents	3,399		—	—	(4,413)	—	7,812
Cash and cash equivalents, beginning of period	8,069		—	—	7,776	—	293

Cash and cash equivalents, end of period	$11,468		$—	$—	$3,363	$—	$8,105

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

	Three Months Ended March 31, 2002

						Non-Wholly
						Owned
	Total			United Auto	Guarantor	Guarantor	Non-Guarantor
	Company	Eliminations		Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by (used in) operating activities	$3,251	$		$(159)	$2,575	$1,984	$(1,149)

Investing Activities:
Purchase of equipment and improvements	(36,606)		—	(257)	(32,871)	(1,360)	(2,118)
Proceeds from sale-leaseback transactions	50,000		—	—	50,000	—	—
Dealership acquisitions, net	(149,485)		—	—	(149,485)	—	—

Net cash used in investing activities	(136,091)		—	(257)	(132,356)	(1,360)	(2,118)

Financing Activities:
Net borrowings of long-term debt	838		—	—	838	—	—
Proceeds from issuance of common stock	126,812		—	—	126,812	—	—
Distributions to (from) Parent	—		—	—	614	(624)	10

Net cash provided by (used in) financing activities	127,650		—	—	128,264	(624)	10

Net cash distributed by discontinued operations	7,868		—	—	272	—	7,596

Net increase (decrease) in cash and cash equivalents	2,678		—	(416)	(1,245)	—	4,339
Cash and cash equivalents, beginning of period	2,952		—	416	846	—	1,690

Cash and cash equivalents, end of period	$5,630		$—	$—	$(399)	$—	$6,029

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

      We are the second largest publicly-held automotive retailer in the United States as measured by total revenues. As of March 31, 2003, we owned and operated 129 franchises in the United States and 71 franchises internationally, primarily in the United Kingdom. As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate collision repair centers and sell various aftermarket products, including finance, warranty, extended service and other insurance contracts.

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

      Floor plan interest expense relates to floor plan financing. Floor plan financing represents indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.

      We have made a number of dealership acquisitions in each year since our inception. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, our financial statements include the results of operations of the acquired dealerships from the date of acquisition.

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of the EITF, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the

Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income for 2002 by $3.1 million, net of tax, or $0.07 per diluted share.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 ($’s in millions)

	Retail Revenues				Units

	Three Months				Three Months
	Ended				Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$1,382.1	$1,336.9	$45.2	3.4%	49,987	48,846	1,141	2.3%
Acquisitions	441.1	97.9	343.2		10,770	2,755	8,015
Divestitures	2.6	11.6	(9.0)		78	386	(308)

Total	$1,825.8	$1,446.4	$379.4	26.2%	60,835	51,987	8,848	17.0%

      Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $379.4 million, or 26.2%, from $1.446 billion to $1.826 billion. The overall increase in retail revenues is due primarily to: (1) a $45.2 million, or 3.4%, increase in retail revenues at dealerships owned prior to January 1, 2002, and (2) dealership acquisitions made subsequent to January 1, 2002, partially offset by a decrease in revenues resulting from the divestiture of certain dealerships. The overall increase in retail revenues at dealerships owned prior to January 1, 2002 reflects 2.4%, 4.2%, 6.2% and 11.6% increases in new retail vehicle, used retail vehicle, service and parts and finance and insurance revenues, respectively. Aggregate retail unit sales increased by 17.0%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. We retailed 60,835 retail vehicles during the three months ended March 31, 2003, compared with 51,987 retail vehicles during the three months ended March 31, 2002.

	New Vehicle Revenues				Units

	Three Months				Three Months
	Ended				Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$901.3	$880.6	$20.7	2.4%	32,633	32,495	138	0.4%
Acquisitions	214.5	58.8	155.7		6,292	1,961	4,331
Divestitures	0.9	6.9	(6.0)		33	233	(200)

Total	$1,116.7	$946.3	$170.4	18.0%	38,958	34,689	4,269	12.3%

      Retail sales of new vehicles increased by $170.4 million, or 18.0%, from $946.3 million to $1.117 billion. The increase is due primarily to: (1) a $20.7 million, or 2.4%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The increase at dealerships owned prior to January 1, 2002, is due primarily to a 0.4% increase in new retail unit sales and a 1.9% increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 12.3%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. We retailed 38,958 new vehicles (64.0% of total retail vehicle sales) during the three months ended March 31, 2003, compared with 34,689 new vehicles (66.7% of total retail vehicle sales) during the three months ended March 31, 2002.

	Used Vehicle Revenues				Units

	Three Months				Three Months
	Ended				Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$282.1	$270.8	$11.3	4.2%	17,354	16,351	1,003	6.1%
Acquisitions	162.9	26.7	136.2		4,478	794	3,684
Divestitures	0.7	2.4	(1.7)		45	153	(108)

Total	$445.7	$299.9	$145.8	48.6%	21,877	17,298	4,579	26.5%

      Retail sales of used vehicles increased by $145.8 million, or 48.6%, from $299.9 million to $445.7 million. The increase is due primarily to: (1) an $11.3 million, or 4.2%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The increase at dealerships owned prior to January 1, 2002 is due primarily to a 6.1% increase in used retail unit sales, offset slightly by a 1.8% decrease in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 26.5%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2002, and (2) acquisitions made subsequent to January 1, 2002. We retailed 21,877 used vehicles (36.0% of total retail vehicle sales) during the three months ended March 31, 2003, compared with 17,298 used vehicles (33.3% of total retail vehicle sales) during the three months ended March 31, 2002.

Finance & Insurance Revenues

      Finance and insurance revenues increased by $11.1 million, or 29.5%, from $37.7 million to $48.8 million. The increase is due primarily to: (1) a $3.7 million, or 11.6%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The increase at dealerships owned prior to January 1, 2002 is primarily due to a finance and insurance revenue increase of $60 per retail vehicle sold, which increased revenue by $3.0 million, and a 2.3% increase in retail vehicles sold which increased revenue by $0.7 million.

Service & Parts Revenues

      Service and parts revenues increased by $52.2 million, or 32.1%, from $162.5 million to $214.7 million. The increase is due primarily to: (1) a $9.4 million, or 6.2%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from capital construction projects.

	Fleet Revenues				Units

	Three Months				Three Months
	Ended				Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$29.4	$31.3	$(1.9)	-6.1%	1,571	1,667	(96)	-5.8%
Acquisitions	—	—	—		—	—	—
Divestitures	—	—	—		—	—	—

Total	$29.4	$31.3	$(1.9)	-6.1%	1,571	1,667	(96)	-5.8%

      Fleet revenues decreased $1.9 million, or 6.1%, versus the comparable prior year period. The decrease in fleet revenues is due entirely to a decrease in fleet sales revenues at dealerships owned prior to January 1, 2002.

The Company has elected to de-emphasize the low margin fleet business and expects fleet sales volumes to remain lower in the future.

	Wholesale Revenues				Units

	Three Months				Three Months
	Ended				Ended
	March 31,				March 31,
			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$82.7	$87.9	$(5.2)	-5.9%	12,944	13,958	(1,014)	-7.3%
Acquisitions	38.4	7.7	30.7		3,319	774	2,545
Divestitures	0.5	1.5	(1.0)		55	163	(108)

Total	$121.6	$97.1	$24.5	25.2%	16,318	14,895	1,423	9.6%

      Wholesale revenues increased $24.5 million, or 25.2%, versus the comparable prior year period. The increase in wholesale revenues is due primarily to acquisitions made subsequent to January 1, 2002, partially offset by a $5.2 million, or 5.9%, decrease at dealerships owned prior to January 1, 2002. The Company believes that wholesale sales levels are decreasing as a result of the relative strength of the company’s used vehicle sales, coupled with the relative weakness of the new car market, resulting in the ability to dispose of older vehicles received on trade through retail channels rather than through the auction process.

Retail Gross Profit

      Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $60.3 million, or 26.5%, from $227.4 million to $287.7 million. The increase in gross profit is due to: (1) an $8.1 million, or 3.9%, increase in retail gross profit at stores owned prior to January 1, 2002, and (2) acquisitions made subsequent to January 1, 2002. The increase in gross profit at stores owned prior to January 1, 2002 is due to (1) an increase in the relative proportion of service and parts sales to total retail sales attributable largely to our capacity expansion programs and (2) an increase in gross profit margins on service and parts revenues. Additionally, finance and insurance revenues per unit increased by $60. These factors were offset by decreased gross profit margins on the sale of new, fleet and wholesale vehicles.

      Retail gross profit as a percentage of revenues on retail transactions increased from 15.7% to 15.8%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.4%, 9.5%, 100.0%, and 47.8%, respectively, compared with 8.6%, 11.2%, 100.0% and 46.0% in the comparable prior year period.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $53.6 million, or 28.9%, from $185.7 million to $239.3 million. Such expenses increased as a percentage of total revenue from 11.8% to 12.1%, and increased as a percentage of gross profit from 81.4% to 83.3%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $15.6 million, or 9.4%, increase at dealerships owned prior to January 1, 2002, and (2) acquisitions made subsequent to January 1, 2002, offset in part by a decrease of approximately $7.0 million related to reduced legal expenses, employee costs, and insurance expense as a result of favorable experience. The increase in selling, general and administrative expenses at stores owned prior to January 1, 2002 is due in large part to increased selling expenses, including increases in variable compensation as a result of the 3.9% increase in retail gross profit over the prior year coupled with increased occupancy, depreciation and utility costs of approximately $6.4 million associated with the Company’s facility improvement and expansion program.

Floor Plan Interest Expense

      Floor plan interest expense increased by $0.8 million, or 9.6%, from $8.3 million to $9.1 million. The increase in floor plan interest expense is due to (1) a $0.6 million, or 7.6%, decrease at stores owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The decrease at stores owned prior to January 1, 2002 is due primarily to a decrease in our weighted average borrowing rate on floor plan indebtedness since 2002 partially offset by an increase in inventory at dealerships owned prior to January 1, 2002.

Other Interest Expense

      Other interest expense increased by $2.5 million, or 31.6%, from $7.9 million to $10.4 million. The increase is due primarily to (1) increased acquisition related indebtedness, including approximately $140.0 million borrowed in connection with the acquisition of the Sytner Group plc in March 2002 and (2) a full quarter of interest expense related to our $300 million senior subordinated notes offered in March 2002, offset slightly by (1) a decrease in our weighted average borrowing rate during 2003 and (2) the pay down of certain debt with proceeds of equity transactions in the first quarter of 2002.

Income Taxes

      Income taxes increased by $0.8 million from $10.4 million to $11.2 million. The increase is due to an increase in pre-tax income compared with 2002 offset by a reduction in our effective rate due to an increase in the relative proportion of taxable income from our U.K. operations, which are taxed at a lower rate.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through borrowings under our credit agreements, the issuance of debt securities, including floor plan notes payable, sale-leaseback transactions, the issuance of equity securities and cash flow from operations. At March 31, 2003, we had working capital of $164.1 million.

Floor Plan Notes Payable

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. In the U.K., we pay interest only for 60 days, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under available credit facilities. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $1.0 billion as of March 31, 2003, of which $175.4 million relates to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement

      The Company is party to an amended and restated credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated as of December 22, 2002 (the “U.S. Credit Agreement”), which provides for up to $700.0 million in revolving loans to be used for acquisitions, working capital, the repurchase of common stock and general corporate purposes, as well as a $50.0 million standby letter of credit facility. Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to maintain specified ratios and tests as defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of our allowable tangible assets (which does not include foreign assets). Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. Our U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of March 31, 2003, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $376.3 and $42.5 million, respectively. As of March 31, 2003 the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      On February 28, 2003, the Company entered into a new credit facility with the Royal Bank of Scotland (the “U.K. Credit Facility”), which provides for up to £45.0 million in revolving loans to be used for acquisitions, working capital, and general corporate purposes and a seasonally adjusted overdraft line of credit up to a maximum of £10.0 million. Loans under the U.K. Credit Facility bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. The Company’s borrowing capacity under the U.K. Credit Facility will be reduced by £2.0 million every six months, with the first reduction occurring on January 1, 2004. The remaining £35.0 million of revolving loans mature on January 31, 2006. The U.K. Credit Facility is fully and unconditionally guaranteed on a joint and several basis by the Company’s automotive dealership subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests as defined in the U.K. Credit facility. The U.K. Credit Facility also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Facility and the U.K. Credit Facility has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of March 31, 2003, outstanding borrowings under the U.K. Credit Facility amounted to approximately £23.8 million. As of March 31, 2003, the Company was in compliance with all financial covenants under the U.K. Credit Facility.

Senior Subordinated Notes

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

Interest Rate Swaps

      During January 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us was based on U.S. LIBOR and amounted to 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate to be paid by us was reduced to 5.86% and the term of the agreement was extended for an additional three years. During March 2003, the Company entered into a swap agreement of five years duration pursuant to which a notional $350.0 million of our floating rate debt was exchanged for fixed rate debt. The fixed rate interest to be paid by us of 3.15% is based on U.S. LIBOR. These swaps have been designated as cash flow hedges of future interest payments of the Company’s LIBOR based floor plan borrowings.

Cash and Borrowing Capacity

      As of March 31, 2003, we had approximately $11.5 million of cash available to fund operations and future acquisitions. In addition, as of March 31, 2003, $344.0 million was available for borrowing under our credit agreements. Availability under the U.S. Credit Agreement is not currently limited by the credit agreement’s borrowing base collateral limitation (in general, the borrowing base equals certain of our allowable tangible assets plus $300.0 million). Borrowings used to finance the cost of domestic acquisitions and domestic capital construction projects will typically increase tangible assets, allowing the Company to access borrowing capacity that may not otherwise be available due to the base collateral limitation in the U.S. Credit Agreement.

Loan Notes

      In March 2002, pursuant to an all cash tender offer, we acquired Sytner Group plc, a publicly traded automotive retailer operating in excess of 60 franchises in the United Kingdom. Total consideration for Sytner amounted to approximately $140.0 million. In addition, we assumed approximately $22.4 million of Sytner’s debt. As an alternative to receiving all or any part of the cash consideration receivable under the offer, Sytner shareholders could elect to receive loan notes in lieu of cash. Approximately $40.0 million of such loan notes were issued pursuant to this election. The loan notes bear interest at approximately 3.9% and mature in July 2003. The funds to be used to repay these notes are being held in escrow by the Royal Bank of Scotland for the benefit of the note holders.

Cash Flow

      During the quarter ended March 31, 2003, net cash used in operations amounted to $1.5 million. Net cash used in investing activities during the quarter ended March 31, 2003 totaled $44.8 million, including $42.0 million related to capital expenditures. Net cash provided by financing activities during the quarter ended March 31, 2003 totaled $49.7 million.

Commitments and Contingencies

      We have a number of capital projects planned or underway relating to the expansion and renovation of our retail automotive operations. Historically, we have financed such capital expenditures with cash flow from operations and borrowings under our credit agreements. In the past, we have also entered into sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly owned subsidiary of Penske Corporation. We made lease payments to AGR totaling $1.3 million during the period ended March 31, 2003, which payments relate to the properties we lease from AGR. We believe we will continue to finance certain capital expenditures in this fashion in the future. Funding for such capital expenditures is expected to come from cash flow from operations, supplemented by borrowings under our credit agreements.

      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration in connection with that acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of the Company’s common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by the Company relating to the put option. As of March 31, 2003, the maximum of future cumulative cash payments the Company may be required to make in connection with the put option amounted to $3.9 million. The Company also has obligations with respect to past acquisitions totaling approximately $24.5 million over the next three years.

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

Dividends

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

Future Cash Flow

      Our principal source of growth has come from acquisitions of automotive dealerships. We believe that our existing cash flow provided by operating activities and our capital resources, including the liquidity provided by our credit agreement and floor plan financing, will be sufficient to fund our current operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreement to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of several automobile manufacturers. There is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Joint Ventures

      From time to time we enter into joint venture arrangements in the ordinary course of business, pursuant to which we acquire dealerships together with a minority investor.

      In April 2003, an entity controlled by one of our directors, Lucio A. Noto (the “Investor”), paid approximately $1.8 million (including approximately $800,000 credited from prior earnings retroactive to March 1, 2001) for a 6.5% interest in one of the Company’s subsidiaries, UAG Connecticut I, LLC, which entitles the Investor to 20% of the operating profits of UAG Connecticut I. In addition, the Investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts. The Investor has also guaranteed 20% of UAG Connecticut I’s lease obligation to Automotive Group Realty, LLC (“AGR”), our landlord of the facility at which the dealership operates and a wholly owned subsidiary of Penske Corporation. In exchange for that guarantee, the Investor will be entitled to 20% of any appreciation of the property, which appreciation would otherwise accrue to AGR at the time of sale, and the Investor is responsible to AGR for any corresponding depreciation of the property at the time of sale, which obligation shall be secured solely by the Investor’s ownership interest in UAG Connecticut I, LLC.

      In April 2003, we formed a joint venture to own and operate three BMW dealerships in and around Munich, Germany. Our joint venture partner in Germany is Peter Reisacher. We contributed approximately $5.0 million for a 50% interest and Mr. Reisacher contributed approximately $5.0 million for a 50% interest in the joint venture.

      In March 2002, we formed a joint venture to own and operate Lexus and Toyota dealerships in and around Frankfurt, Germany. Our joint venture partner in Germany is Mr. Werner Nix. We contributed $4.7 million for a 50.0% interest and Mr. Nix contributed $4.7 million for a 50.0% interest, respectively, in the joint venture.

      In March 2002, we formed a joint venture to own and operate a Toyota dealership in Monterrey Mexico. Our joint venture partners in Mexico are Mr. Mario Padilla and Mr. Bernard Wolfe. We contributed $2.4 million for a 48.7% interest, Mr. Padilla contributed $2.5 million for a 49.8% interest, and Mr. Wolfe contributed approximately eighty thousand dollars for a 1.5% interest, respectively, in the joint venture.

      In December 2001, we formed a joint venture with Roger S. Penske, Jr. to own and operate certain Mercedes-Benz, Audi and Porsche dealerships. We contributed $65.1 million for a 90% interest in HBL, LLC and Mr. Penske, Jr. contributed $7.2 million for the remaining 10% interest.

      In November 1999, we formed a joint venture to own and operate certain dealerships in Brazil. Our joint venture partners in Brazil are Roger S. Penske, Jr. and Andre Ribeiro Holdings, Ltda. We contributed approximately $3.6 million for a 90.6% interest in United Auto do Brasil, Ltda. and Mr. Penske, Jr. and Mr. Ribeiro each contributed approximately $0.2 million for a 4.7% interest.

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

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses the timing of the recognition of exit costs associated with restructuring activities. Under the new standard, certain exit costs will be recognized over the period in which the restructuring activities occur, rather than at the point in time the Company commits to the restructuring plan. The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued in November 2002. FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN 45 also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position or cash flows.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”) was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not currently participate in any variable interest entities.

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

Forward Looking Statements

      This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

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

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the reports and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions and successfully integrate acquisitions, we will be unable to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our principal stockholders have substantial influence over us and may make decisions with which stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our substantial amount of indebtedness may limit our ability to obtain financing for acquisitions and will require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	changes in the European Commission’s regulations regarding automobile manufacturers may have an adverse effect on our European operations;

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance;

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.

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

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of March 31, 2003, a 100 basis point change in interest rates would result in an approximate $3.9 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or Prime rates. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements, a 100 basis point change in interest rates would result in an approximate $6.7 million change to our annual floor plan interest expense.

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

      Interest rate fluctuations effect the fair market value of our fixed rate debt, including the Notes and certain seller financed promissory notes, but do not impact our earnings or cash flows.

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

      We maintain a set of disclosure controls and procedures designed to ensure that material information related to the Company, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the period in which the quarterly and annual reports are being prepared. As required, we continue to evaluate the effectiveness of these disclosure controls and procedures. Based on the most recent evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation.

PART II

Item 1 — Legal Proceedings

      The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

10.1	Sixth Amendment of the Amended and Restated Credit Agreement dated April 16, 2003 among us, various financial institutions and Daimler Chrysler Services North America LLC, as agent for the lenders.
10.2	Credit Agreement dated February 28, 2003 between Sytner Group Limited and The Royal Bank of Scotland plc, as agent for National Westminster Bank plc.
10.3	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC.
10.4	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein.
10.5	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC.
99.1	Certification pursuant to 18 U.SC. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.SC. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

1. February 19, 2003, reporting under Item 9 the Company’s financial and other results for the three and twelve months ended December 31, 2002.

2. February 24, 2003, reporting under Item 9 that the Company’s Chairman and Chief Executive Officer would be a presenter at an investor conference.

3. February 28, 2003, reporting under Item 9 that the Company’s Chairman and Chief Executive Officer would be a presenter at an investor conference.

4. March 12, 2003, reporting under Item 9 that an investor presentation would be available on the Company’s website.

5. March 31, 2003, reporting under Item 9 that the Company’s Chairman and Chief Executive Officer would be a presenter at an investor conference.

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003

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

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/S/ JAMES R. DAVIDSON

James R. Davidson
Title: Executive Vice President — Finance
(Chief Accounting Officer)

Date: May 15, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ SAMUEL X. DIFEO

Samuel X. DiFeo
President and
Chief Operating Officer

Date: May 15, 2003

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: May 15, 2003

EXHIBIT INDEX

10.1	Sixth Amendment of the Amended and Restated Credit Agreement dated April 16, 2003 among us, various financial institutions and Daimler Chrysler Services North America LLC, as agent for the lenders.
10.2	Credit Agreement dated February 28, 2003 between Sytner Group Limited and The Royal Bank of Scotland plc, as agent for National Westminster Bank plc.
10.3	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC.
10.4	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein.
10.5	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC.
99.1	Certification pursuant to 18 U.SC. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.SC. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.