Form 10-Q
period 2003-06-30
UNITED AUTO GROUP INC
filed 2003-08-13
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      As of August 6, 2003, there were 40,995,360 shares of voting common stock outstanding.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II
SIGNATURES
EXHIBIT INDEX
Amended & Restated Credit Agreement
LLC Maybach Passenger Car Dealer Agreement
Form of Restricted Stock Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO & CFO

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(In thousands except
	per share amounts)
	(Unaudited)
ASSETS
Cash and cash equivalents	$15,473	$8,909
Accounts receivable, net	358,194	313,503
Inventories	1,095,073	954,834
Other current assets	42,195	27,797

Total current assets	1,510,935	1,305,043
Property and equipment, net	381,937	310,647
Goodwill	989,837	941,531
Franchise value	58,569	36,025
Other assets	70,475	66,672
Assets of discontinued operations	10,813	30,396

Total Assets	$3,022,566	$2,690,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Floor plan notes payable	$1,027,446	$892,866
Accounts payable	160,007	129,624
Accrued expenses	175,870	144,132
Current portion of long-term debt	4,853	14,979

Total current liabilities	1,368,176	1,181,601
Long-term debt	753,134	651,176
Other long-term liabilities	152,907	135,141
Liabilities of discontinued operations	7,595	17,954

Total Liabilities	2,281,812	1,985,872
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100 shares authorized; none issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value, 80,000 shares authorized; 45,797 and 43,669 shares issued, including 4,830 treasury shares, at June 30, 2003 and December 31, 2002, respectively	4	4
Non-voting common stock, $0.0001 par value, 7,125 shares Authorized; none issued and outstanding at June 30, 2003; 1,759 issued and outstanding at December 31, 2002	—	—
Class C common stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at June 30, 2003 and December 31, 2002.	—	—
Additional paid-in-capital	569,192	564,609
Retained earnings	171,391	133,794
Unearned compensation	(2,802)	—
Accumulated other comprehensive income	2,969	6,035

Total Stockholders’ Equity	740,754	704,442

Total Liabilities and Stockholders’ Equity	$3,022,566	$2,690,314

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
	(Unaudited)
New vehicle sales	$1,309,351	$1,114,200	$2,411,981	$2,044,863
Used vehicle sales	487,460	388,206	925,590	678,800
Finance and insurance	54,056	44,498	101,988	80,818
Service and parts	229,801	192,588	441,959	352,572
Fleet sales	39,168	28,595	67,179	59,919
Wholesale vehicle sales	127,719	125,818	247,709	221,817

Total revenues	2,247,555	1,893,905	4,196,406	3,438,789
Cost of sales	1,927,976	1,624,991	3,594,198	2,947,323

Gross profit	319,579	268,914	602,208	491,466
Selling, general and administrative expenses	249,620	205,677	477,297	381,920
Depreciation and amortization	7,754	5,839	15,037	10,172

Operating income	62,205	57,398	109,874	99,374
Floor plan interest expense	(11,657)	(8,538)	(20,659)	(16,747)
Other interest expense	(10,908)	(9,976)	(21,258)	(17,844)

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	39,640	38,884	67,957	64,783
Minority interests	(658)	(509)	(1,051)	(925)
Income taxes	(15,660)	(15,750)	(26,845)	(26,008)

Income from continuing operations	23,322	22,625	40,061	37,850
Income from discontinued operations, net of tax	542	1,264	594	1,750

Income before cumulative effect of accounting change	23,864	23,889	40,655	39,600
Cumulative effect of accounting change, net of tax	—	—	(3,058)	—

Net income	23,864	23,889	37,597	39,600
Preferred dividends	—	(4,711)	—	(6,201)

Income available to common stockholders	$23,864	$19,178	$37,597	$33,399

Basic earnings per common share:
Continuing operations	$0.57	$0.47	$0.98	$0.93
Discontinued operations	0.01	0.03	0.01	0.05
Cumulative effect of accounting change	—	—	(0.07)	—

Net income	$0.58	$0.50	$0.92	$0.98

Shares	40,705	38,367	40,643	33,935

Diluted earnings per common share:
Continuing operations	$0.57	$0.53	$0.98	$0.92
Discontinued operations	0.01	0.03	0.01	0.04
Cumulative effect of accounting change	—	—	(0.07)	—

Net income	$0.58	$0.56	$0.92	$0.96

Shares	41,176	42,841	40,994	41,076

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net income	$37,597	$39,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,037	10,172
Amortization of unearned compensation	217	—
Cumulative effect of accounting change	3,058	—
Minority interests and other	1,501	925
Changes in operating assets and liabilities
Accounts receivable	(43,040)	(22,208)
Inventories	(106,517)	(99,811)
Floor plan notes payable	105,425	85,098
Accounts payable and accrued expenses	54,268	40,469
Other	6,630	(358)

Net cash provided by operating activities	74,176	53,887

Investing activities:
Purchase of equipment and improvements	(84,153)	(90,723)
Proceeds from sale-leaseback transactions	—	50,000
Dealership acquisitions, net	(72,825)	(152,136)

Net cash used in investing activities	(156,978)	(192,859)

Financing activities:
Net borrowings of long-term debt	78,722	13,991
Proceeds from issuance of common stock	1,264	131,083

Net cash provided by financing activities	79,986	145,074

Net cash provided by discontinued operations	9,380	4,567

Net increase in cash and cash equivalents	6,564	10,669

Cash and cash equivalents, beginning of period	8,909	3,800

Cash and cash equivalents, end of period	$15,473	$14,469

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Voting and
	Non-voting
	Common Stock					Accumulated
			Additional			Other	Total
	Issued		Paid-in	Retained	Unearned	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity	Income

	(In thousands)
	(Unaudited)
Balances, January 1, 2003	40,598	$4	$564,609	$133,794	$—	$6,035	$704,442	$—
Restricted stock	276	—	3,019	—	(2,802)	—	217	—
Issuance of common stock	93	—	1,564	—	—	—	1,564	—
Fair value of interest rate swap agreements	—	—	—	—	—	(8,608)	(8,608)	(8,608)
Foreign currency translation	—	—	—	—	—	5,542	5,542	5,542
Net income	—	—	—	37,597	—	—	37,597	37,597

Balances, June 30, 2003	40,967	$4	$569,192	$171,391	$(2,802)	$2,969	$740,754	$34,531

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

1.     Interim Financial Statements

Basis of Presentation

      The information presented as of June 30, 2003 and for the three and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year consolidated condensed financial statements to conform to the current year presentation.

Discontinued Operations

      During 2003 and 2002, the Company has sold certain dealerships which qualified for treatment as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Consequently, such dealerships have been reported as discontinued operations in the consolidated condensed financial statements. Combined financial information of these dealerships is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$27,289	$65,502	$55,249	$133,153
Pre-tax income	54	357	141	952
Pre-tax gain on disposal	836	—	836	—

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”) which addresses the accounting treatment for vendor allowances. EITF 02-16 provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendor’s product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the Company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income by $3.1 million or $0.07 per diluted share for the three and six months ended June 30, 2003.

New Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), was issued in April 2003. SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 is not expected to have an impact on the Company’s consolidated financial position, result of operations or cash flow.

      SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuers classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument as a liability (or an asset in some circumstances). The adoption of SFAS 150 is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flow.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, income taxes, intangible assets and certain reserves.

Intangible Assets

      Franchise value represents the estimated value of franchises acquired in business combinations. Goodwill represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. Goodwill and franchise value are deemed to have indefinite lives and are not amortized, but are subject to, at a minimum, an annual impairment test. If the carrying value of any of the Company’s intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of it’s reporting units.

      Following is a summary of the changes in the carrying amount of goodwill and franchise value for the six months ended June 30, 2003:

		Franchise
	Goodwill	Value

Balance — January 1, 2003	$941,531	$36,025
Additions during period	44,314	22,000
Foreign currency translation	3,992	544

Balance — June 30, 2003	$989,837	$58,569

2.     Inventories

      Inventories consisted of the following:

	June 30,	December 31,
	2003	2002

New vehicles	$841,610	$737,424
Used vehicles	202,400	169,755
Parts, accessories and other	51,063	47,655

Total inventories	$1,095,073	$954,834

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

3.     Business Combinations

      During the six months ended June 30, 2003 and 2002, the Company acquired 13 and 62 automobile dealership franchises, respectively. The Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

4.     Stock-Based Compensation

      Full-time employees of the Company and its subsidiaries and affiliates are eligible to receive stock based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan includes 2,100 shares available for future issuance of awards including; stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards to key employees, outside directors, consultants and advisors of the Company. As of June 30, 2003, 1,824 shares of common stock were available for grant under the Plan. In addition, 150 shares of common stock are available for the grant of options pursuant to the Company’s prior equity compensation plan.

      During 2003, the Company granted 276 shares of restricted common stock at no cost to certain employees. Shares are issued to the participants at the date of grant, entitling the participants to the right to vote their respective shares. However, the shares are subject to forfeiture and limits on transferability, which restrictions lapse ratably over a three-year period from the grant date. The fair value of these restricted shares at the date of grant is amortized to expense over the restriction period. The Company recorded deferred compensation expense related to restricted stock of $3,019. The unamortized portion was $2,802 at June 30, 2003.

      Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for option grants using the intrinsic value method. Accordingly, no compensation expense has been recorded in the consolidated condensed financial statements with respect to option grants. The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock Based Compensation”, as amended by SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123”.

      Had the Company elected to recognize compensation expense for option grants using the fair value method, pro forma income available to common stockholders, basic earnings per common share and diluted earnings per common share would have been as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income available to common stockholders	$23,864	$19,178	$37,597	$33,399
Fair value method compensation expense attributable to stock-based compensation, net of tax	409	623	789	1,044

Pro forma income available to common stockholders	$23,455	$18,555	$36,808	$32,355

Basic earnings per common share	$0.58	$0.50	$0.92	$0.98

Pro forma basic earnings per common share	$0.58	$0.48	$0.90	$0.95

Diluted earnings per common share	$0.58	$0.56	$0.92	$0.96

Pro forma diluted earnings per common share	$0.57	$0.54	$0.90	$0.94

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: no dividend

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

yield; expected volatility of 61%; risk free interest rate of 4% and expected lives of five years. The weighted average fair value of options granted during the six months ended June 30, 2003 was $6.24.

5.     Earnings Per Share

      Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, preferred stock and warrants. For the three and six months ended June 30, 2003, 505 and 853 shares, respectively, issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted average number of common shares outstanding	40,705	38,367	40,643	33,935
Effect of stock options	471	1,352	351	1,322
Effect of preferred stock	—	3,122	—	5,389
Effect of warrants	—	—	—	430

Weighted average number of common shares outstanding, including effect of dilutive securities	41,176	42,841	40,994	41,076

6.     Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flow:

	Six Months Ended
	June 30,

	2003	2002

Cash paid for interest	$42,263	$36,206
Cash paid for income taxes	4,853	7,403
Acquisition costs financed with assumed debt	—	22,448

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

7.     Long-Term Debt

      Long-term debt consisted of the following:

	June 30,	December 31,
	2003	2002

U.S. Credit Agreement — Revolving Loans, weighted average interest — 3.34% and 3.79% at June 30, 2003 and December 31, 2002, respectively	$424,300	$343,300
9.625% Senior Subordinated Notes due 2012	300,000	300,000
U.K. Credit Agreement — Revolving Loans, weighted average interest — 4.71% and 4.75% at June 30, 2003 and December 31, 2002, respectively	27,661	16,019
Seller financed promissory notes payable through 2004, weighted average interest — 8.0% at June 30, 2003 and December 31, 2002	3,028	3,088
Other	2,998	3,748

Total long-term debt	757,987	666,155
Less: Current portion	4,853	14,979

Net long-term debt	$753,134	$651,176

      Available borrowing capacity under the Company’s credit facilities amounted to approximately $311,000 as of June 30, 2003.

U.S. Credit Agreement

      The Company is party to an amended and restated credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2000 (the “U.S. Credit Agreement”), which provides for up to $700,000 in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. The Company is also party to an additional $50,000 standby letter of credit facility provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of the Company’s allowable domestic tangible assets. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. The U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of June 30, 2003, outstanding letters of credit under the U.S. Credit Agreement amounted to $10,300 and outstanding letters of credit under the Additional Facility amounted to $50,000. As of June 30, 2003, the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

U.K. Credit Agreement

      The Company is party to a credit facility with the Royal Bank of Scotland dated February 28, 2003 (the “U.K. Credit Facility”), which provides for up to £45,000 (approximately $73,000 as of June 30, 2003) in revolving loans to be used for acquisitions, working capital, and general corporate purposes. The U.K. Credit facility also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £10,000 (approximately $16,000 as of June 30, 2003). Loans under the U.K. Credit Facility bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. Borrowing capacity under the U.K. Credit Facility will be reduced by £2,000 every six months, with the first reduction occurring on January 1, 2004. The remaining £35,000 of revolving loans mature on January 31, 2006. The U.K. Credit Facility is fully and unconditionally guaranteed on a joint and several basis by the Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit Facility. The U.K. Credit Facility also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Facility and the U.K. Credit Facility has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of June 30, 2003, outstanding borrowings under the U.K. Credit Facility amounted to approximately £17,000. As of June 30, 2003, the Company was in compliance with all financial covenants under the U.K. Credit Facility.

Senior Subordinated Notes

      In March 2002, the Company issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). Net proceeds from the offering were approximately $291,900, which was used to repay indebtedness outstanding under the U.S. Credit Agreement. The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of the Company’s domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the Notes at its option beginning in 2007 at specified redemption prices. In addition, until 2005 the Company is allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings. Upon a change of control, each holder of Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default.

8.     Interest Rate Swaps

      During January 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200,000 of U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. During March 2003, the Company entered into a swap agreement of five years duration pursuant to which a notional $350,000 of U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest is 3.15%. These swaps have been designated as cash flow hedges of future interest payments of the Company’s LIBOR based U.S. floor plan borrowings.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

9.     Condensed Consolidating Financial Information

      The following tables include condensed consolidating financial information as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002 for United Auto Group, Inc. (as the issuer), wholly-owned subsidiary guarantors, non-wholly owned guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items, which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2003

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$15,473	$—	$5,876	$7,067	$481	$2,049
Accounts receivable, net	358,194	—	—	260,937	17,515	79,742
Inventories	1,095,073	—	—	790,620	52,014	252,439
Other current assets	42,195	—	818	20,681	1,899	18,797

Total current assets	1,510,935	—	6,694	1,079,305	71,909	353,027
Property and equipment, net	381,937	—	4,471	269,456	14,438	93,572
Intangible assets	1,048,406	—	—	767,765	89,019	191,622
Other assets	70,475	(581,427)	581,427	64,485	253	5,737
Assets of discontinued operations	10,813	—	—	10,813	—	—

Total Assets	$3,022,566	$(581,427)	$592,592	$2,191,824	$175,619	$643,958

Floor plan notes payable	$1,027,446	$—	$—	$748,813	$49,698	$228,935
Accounts payable	160,007	—	12,894	59,483	6,161	81,469
Accrued expenses	175,870	—	2,798	77,216	24,487	71,369
Current portion of long-term debt	4,853	—	—	1,552	—	3,301

Total current liabilities	1,368,176	—	15,692	887,064	80,346	385,074
Long-term debt	753,134	—	—	514,945	95,773	142,416
Other long-term liabilities	152,907	—	—	135,551	6,780	10,576
Liabilities of discontinued operations	7,595	—	—	7,595	—	—

Total Liabilities	2,281,812	—	15,692	1,545,155	182,899	538,066

Total Stockholders’ Equity	740,754	(581,427)	576,900	646,669	(7,280)	105,892

Total Liabilities and Stockholders’ Equity	$3,022,566	$(581,427)	$592,592	$2,191,824	$175,619	$643,958

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002

					Non-Wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$8,909	$—	$—	$8,162	$454	$293
Accounts receivable, net	313,503	—	—	240,417	15,829	57,257
Inventories	954,834	—	—	691,415	53,351	210,068
Other current assets	27,797	—	545	17,889	457	8,906

Total current assets	1,305,043	—	545	957,883	70,091	276,524
Property and equipment, net	310,647	—	4,186	224,229	9,338	72,894
Intangible assets	977,556	—	—	710,155	88,267	179,134
Other assets	66,672	(448,085)	479,036	27,408	3	8,310
Assets of discontinued operations	30,396	—	—	30,396	—	—

Total Assets	$2,690,314	$(448,085)	$483,767	$1,950,071	$167,699	$536,862

Floor plan notes payable	$892,866	$—	$—	$654,694	$51,759	$186,413
Accounts payable	129,624	—	4,581	68,560	3,969	52,514
Accrued expenses	144,132	—	2,482	60,031	21,250	60,369
Current portion of long-term debt	14,979	—	—	8,596	—	6,383

Total current liabilities	1,181,601	—	7,063	791,881	76,978	305,679
Long-term debt	651,176	—	—	428,081	90,941	132,154
Other long-term liabilities	135,141	—	—	128,798	5,371	972
Liabilities of discontinued operations	17,954	—	—	17,954	—	—

Total Liabilities	1,985,872	—	7,063	1,366,714	173,290	438,805

Total Stockholders’ Equity	704,442	(448,085)	476,704	583,357	(5,591)	98,057

Total Liabilities and Stockholders’ Equity	$2,690,314	$(448,085)	$483,767	$1,950,071	$167,699	$536,862

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2003

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$2,247,555	$—	$—	$1,670,219	$104,394	$472,942
Cost of sales	1,927,976	—	—	1,431,285	88,428	408,263

Gross profit	319,579	—	—	238,934	15,966	64,679
Selling, general, and administrative expenses	257,374	—	3,225	187,929	11,390	54,830

Operating income	62,205	—	(3,225)	51,005	4,576	9,849
Floor plan interest expense	(11,657)	—	—	(9,559)	(325)	(1,773)
Other interest expense	(10,908)	—	—	(7,806)	(773)	(2,329)
Equity in earnings of subsidiaries	—	(56,379)	56,379	—	—	—

Income from continuing operations before minority interests and income taxes	39,640	(56,379)	53,154	33,640	3,478	5,747
Minority interests	(658)	—	—	(1)	(588)	(69)
Income taxes	(15,660)	22,270	(20,996)	(13,364)	(1,374)	(2,196)

Income from continuing operations	23,322	(34,109)	32,158	20,275	1,516	3,482
Income from discontinued operations, net of tax	542	—	—	542	—	—

Net income	$23,864	$(34,109)	$32,158	$20,817	$1,516	$3,482

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2002

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$1,893,905	$—	$—	$1,393,666	$97,082	$403,157
Cost of sales	1,624,991	—	—	1,192,563	83,413	349,015

Gross profit	268,914	—	—	201,103	13,669	54,142
Selling, general, and administrative expenses	211,516	—	1,770	155,568	9,952	44,226

Operating income	57,398	—	(1,770)	45,535	3,717	9,916
Floor plan interest expense	(8,538)	—	—	(6,753)	(290)	(1,495)
Other interest expense	(9,976)	—	—	(6,381)	(1,030)	(2,565)
Equity in earnings of subsidiaries	—	(49,064)	49,064	—	—	—

Income from continuing operations before minority interests and income taxes	38,884	(49,064)	47,294	32,401	2,397	5,856
Minority interests	(509)	—	—	—	(473)	(36)
Income taxes	(15,750)	19,871	(19,154)	(13,124)	(971)	(2,372)

Income from continuing operations	22,625	(29,193)	28,140	19,277	953	3,448
Income from discontinued operations, net of tax	1,264	—	—	1,009	—	255

Net income	$23,889	$(29,193)	$28,140	$20,286	$953	$3,703

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2003

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$4,196,406	$—	$—	$3,069,892	$185,190	$941,324
Cost of sales	3,594,198	—	—	2,624,776	156,711	812,711

Gross profit	602,208	—	—	445,116	28,479	128,613
Selling, general, and administrative expenses	492,334	—	6,318	358,453	21,352	106,211

Operating income	109,874	—	(6,318)	86,663	7,127	22,402
Floor plan interest expense	(20,659)	—	—	(16,665)	(634)	(3,360)
Other interest expense	(21,258)	—	—	(15,126)	(1,539)	(4,593)
Equity in earnings of subsidiaries	—	(96,227)	96,227	—	—	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	67,957	(96,227)	89,909	54,872	4,954	14,449
Minority interests	(1,051)	—	—	(4)	(889)	(158)
Income taxes	(26,845)	38,010	(35,514)	(22,340)	(1,769)	(5,232)

Income from continuing operations before cumulative effect of accounting change	40,061	(58,217)	54,395	32,529	2,296	9,059
Income from discontinued operations, net of tax	594	—	—	594	—	—
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(3,016)	—	(42)

Net income	$37,597	$(58,217)	$54,395	$30,107	$2,296	$9,017

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2002

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$3,438,789	$—	$—	$2,683,267	$182,907	$572,615
Cost of sales	2,947,323	—	—	2,294,554	156,608	496,161

Gross profit	491,466	—	—	388,713	26,299	76,454
Selling, general, and administrative expenses	392,092	—	3,489	308,362	19,374	60,867

Operating income	99,374	—	(3,489)	80,351	6,925	15,587
Floor plan interest expense	(16,747)	—	—	(14,219)	(581)	(1,947)
Other interest expense	(17,844)	—	—	(10,642)	(2,022)	(5,180)
Equity in earnings of subsidiaries	—	(93,952)	93,952	—	—	—

Income from continuing operations before minority interests and income taxes	64,783	(93,952)	90,463	55,490	4,322	8,460
Minority interests	(925)	—	—	164	(847)	(242)
Income taxes	(26,008)	37,647	(36,217)	(22,790)	(1,195)	(3,453)

Income from continuing operations	37,850	(56,305)	54,246	32,864	2,280	4,765
Income from discontinued operations, net of tax	1,750	—	—	1,370	1	379

Net income	$39,600	$(56,305)	$54,246	$34,234	$2,281	$5,144

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2003

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by operating activities	$74,176	$—	$6,608	$26,309	$10,126	$31,133

Investing Activities:
Purchase of equipment and improvements	(84,153)	—	(732)	(53,479)	(6,531)	(23,411)
Dealership acquisitions, net	(72,825)	—	—	(63,792)	—	(9,033)

Net cash used in investing activities	(156,978)	—	(732)	(117,271)	(6,531)	(32,444)

Financing Activities:
Net borrowings of long-term debt	78,722	—	—	74,998	—	3,724
Proceeds from issuance of common stock	1,264	—	—	1,264	—	—
Distributions to (from) parent	—	—	—	4,225	(3,568)	(657)

Net cash provided by (used in) financing activities	79,986	—	—	80,487	(3,568)	3,067

Net cash provided by discontinued operations	9,380	—	—	9,380	—	—

Net increase (decrease) in cash and cash equivalents	6,564	—	5,876	(1,095)	27	1,756

Cash and cash equivalents, beginning of period	8,909	—	—	8,162	454	293

Cash and cash equivalents, end of period	$15,473	$—	$5,876	$7,067	$481	$2,049

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2002

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by operating activities	$53,887	$—	$1,931	$20,555	$5,694	$25,707

Investing Activities:
Purchase of equipment and improvements	(90,723)	—	(2,347)	(75,455)	(3,226)	(9,695)
Proceeds from sale-leaseback transactions	50,000	—	—	48,527	1,473	—
Dealership acquisitions, net	(152,136)	—	—	(152,136)	—	—

Net cash used in investing activities	(192,859)	—	(2,347)	(179,064)	(1,753)	(9,695)

Financing Activities:
Net borrowings of long-term debt	13,991	—	—	13,991	—	—
Proceeds from issuance of common stock	131,083	—	—	131,083	—	—
Distributions to (from) parent	—	—	—	9,473	(3,985)	(5,488)

Net cash provided by (used in) financing activities	145,074	—	—	154,547	(3,985)	(5,488)

Net cash provided by discontinued operations	4,567	—	—	(3,029)	—	7,596

Net increase (decrease) in cash and cash equivalents	10,669	—	(416)	(6,991)	(44)	18,120

Cash and cash equivalents, beginning of period	3,800	—	416	1,650	44	1,690

Cash and cash equivalents, end of period	$14,469	$—	$—	$(5,341)	$—	$19,810

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

      We are the second largest publicly-held automotive retailer in the United States as measured by total revenues. As of June 30, 2003, we owned and operated 137 franchises in the United States and 74 franchises internationally, primarily in the United Kingdom. As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate collision repair centers and sell various aftermarket products, including finance, extended service and other insurance contracts.

      New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of extended service contracts, other insurance policies, and accessories, as well as from fees for placing finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

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

      Our selling expenses consist of advertising and compensation for sales department personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

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

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting treatment for vendor allowances. EITF 02-16 provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the Company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of the EITF, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income by $3.1 million, or $0.07 per diluted share, for the three and six months ended June 30, 2003.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 (dollars in millions)

	Retail Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$1,886.7	$1,699.6	$187.1	11.0%	63,477	58,685	4,792	8.2%
Acquisitions	181.0	7.9	173.1		4,800	113	4,687
Divestitures	13.0	32.0	(19.0)		519	765	(246)

Total	$2,080.7	$1,739.5	$341.2	19.6%	68,796	59,563	9,233	15.5%

      Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $341.2 million, or 19.6%, from $1,739.5 million to $2,080.7 million. The overall increase in retail revenues is due primarily to: (1) a $187.1 million, or 11.0%, increase in retail revenues at dealerships owned prior to April 1, 2002, and (2) dealership acquisitions made subsequent to April 1, 2002. The overall increase in retail revenues at dealerships owned prior to April 1, 2002 reflects 9.0%, 16.9%, 18.6% and 9.3% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Aggregate retail unit sales increased by 15.5%, due principally to: (1) the net increase at dealerships owned prior to April 1, 2002, and (2) acquisitions made subsequent to April 1, 2002. We retailed 68,796 vehicles during the three months ended June 30, 2003, compared with 59,563 vehicles during the three months ended June 30, 2002.

      Revenues were reduced by $3.1 million in the quarter ended June 30, 2003 as the result of an adjustment to reverse $3.1 million in revenue that was falsely recorded during the 23-month period preceding March 31, 2003. The adjustment reduced net income by $1.9 million, or $0.05 per share. The $3.1 million revenue overstatement was discovered during a routine internal audit of the books and records of the Company’s Arkansas dealerships. The Company, with the concurrence of the Audit Committee of its Board of Directors, has determined that the overstatement was immaterial to the Company’s financial statements. The employee responsible for the overstatement is no longer employed by the Company. In addition, we are strengthening our processes and controls.

	New Vehicle Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$1,192.0	$1,093.8	$98.2	9.0%	41,543	39,596	1,947	4.9%
Acquisitions	109.6	1.7	107.9		3,096	70	3,026
Divestitures	7.8	18.7	(10.9)		354	450	(96)

Total	$1,309.4	$1,114.2	$195.2	17.5%	44,993	40,116	4,877	12.2%

      Retail sales of new vehicles increased by $195.2 million, or 17.5%, from $1,114.2 million to $1,309.4 million. The increase is due primarily to: (1) a $98.2 million, or 9.0%, increase at dealerships owned prior to April 1, 2002, and (2) acquisitions made subsequent to April 1, 2002. The increase at dealerships owned prior to April 1, 2002 is due primarily to a 4.9% increase in new retail unit sales, coupled with a 3.9% increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 12.2%, due principally to: (1) the net increase at dealerships owned prior to April 1, 2002 and (2) acquisitions made subsequent to April 1, 2002. We retailed 44,993 new vehicles (65% of total retail vehicle sales) during the three months ended June 30, 2003, compared with 40,116 new vehicles (67% of total retail vehicle sales) during the three months ended June 30, 2002.

	Used Vehicle Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$443.9	$379.6	$64.3	16.9%	21,934	19,089	2,845	14.9%
Acquisitions	41.6	0.6	41		1,704	43	1,661
Divestitures	2.0	8.0	(6)		165	315	(150)

Total	$487.5	$388.2	$99.3	25.6%	23,803	19,447	4,356	22.4%

      Retail sales of used vehicles increased by $99.3 million, or 25.6%, from $388.2 million to $487.5 million. The increase is due primarily to: (1) a $64.3 million, or 16.9%, increase at dealerships owned prior to April 1, 2002 and (2) acquisitions made subsequent to April 1, 2002. The increase at dealerships owned prior to April 1, 2002 is due primarily to a 14.9% increase in used retail unit sales, coupled with a 1.8% increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 22.4%, due principally to: (1) the net increase at dealerships owned prior to April 1, 2002, and (2) acquisitions made subsequent to April 1, 2002. We retailed 23,803 used vehicles (35% of total retail vehicle sales) during the three months ended June 30, 2003, compared with 19,447 used vehicles (33% of total retail vehicle sales) during the three months ended June 30, 2002.

Finance & Insurance Revenues

      Finance and insurance revenues increased by $9.6 million, or 21.5%, from $44.5 million to $54.1 million. The increase is due primarily to: (1) a $7.0 million, or 18.6%, increase at dealerships owned prior to April 1, 2002 and (2) acquisitions made subsequent to April 1, 2002. The increase at dealerships owned prior to April 1, 2002 is primarily due to a finance and insurance revenue increase of $62 per retail vehicle sold, which increased revenue by approximately $4.0 million, and an 8.2% increase in retail vehicles sold, which increased revenue by approximately $3.0 million.

Service & Parts Revenues

      Service and parts revenues increased by $37.2 million, or 19.3%, from $192.6 million to $229.8 million. The increase is due primarily to: (1) a $17.5 million, or 9.3%, increase at dealerships owned prior to April 1, 2002 and (2) acquisitions made subsequent to April 1, 2002. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from capital construction projects.

Fleet Revenues

	Fleet Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$39.2	$28.6	$10.6	37.0%	2,140	1,546	594	38.4%
Acquisitions	—	—	—		—	—	—
Divestitures	—	—	—		—	—	—

Total	$39.2	$28.6	$10.6	37.0%	2,140	1,546	594	38.4%

      Fleet revenues increased $10.6 million, or 37.0%, from $28.6 million to $39.2 million. The increase in fleet revenues is due entirely to an increase in fleet sales revenues at dealerships owned prior to April 1, 2002. We have generally elected to de-emphasize low margin fleet business, however, opportunities to obtain such business are considered on a case by case basis. We may elect to selectively pursue fleet opportunities in circumstances where we believe we will be able to generate higher margin service and parts revenues throughout the life cycle of the fleet vehicle.

Wholesale Revenues

	Wholesale Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$114.6	$121.9	$(7.3)	-6.0%	15,841	16,325	(484)	-3.0%
Acquisitions	12.1	0.2	11.9		1,252	23	1,229
Divestitures	1.0	3.7	(2.7)		181	334	(153)

Total	$127.7	$125.8	$1.9	1.5%	17,274	16,682	592	3.5%

      Wholesale revenues increased $1.9 million, or 1.5%, from $125.8 million to $127.7 million. The increase in wholesale revenues is due primarily to acquisitions made subsequent to April 1, 2002, partially offset by a $7.3 million, or 6.0%, decrease at dealerships owned prior to April 1, 2002.

Gross Profit

      Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $50.2 million, or 18.6%, from $269.0 million to $319.2 million. The increase in retail gross profit is due to: (1) a $27.9 million, or 10.9%, increase in retail gross profit at stores owned prior to April 1, 2002, and (2) acquisitions made subsequent to April 1, 2002. The increase in gross profit at stores owned prior to April 1, 2002 is principally due to (1) the increase in retail unit sales and average selling prices of new and used vehicles, (2) the $62 per unit increase in finance and insurance revenues, and (3) a 9.3% increase in service and parts revenues. These factors were offset slightly by decreased gross profit margins on the sale of new and used vehicles.

      Retail gross profit as a percentage of revenues on retail transactions decreased slightly from 15.5% to 15.3%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.4%, 9.3%, 100%, and 47.9%, respectively, compared with 8.6%, 9.8%, 100% and 47.2% in the comparable prior year period.

      Fleet gross profit decreased $0.2 million, or 23.7%, from $0.8 million to $0.6 million. The decrease in gross profit is primarily due to a decrease of $223 per unit of average gross profit, offset by an increase of 594 units sold.

      Wholesale losses decreased $0.6 million, or 81.5%, from $0.8 million to $0.2 million. The decrease in wholesale losses is primarily due to a decrease in the average loss per unit sold from $51 to $9, offset somewhat by an increase in units sold at wholesale of 592.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $43.9 million, or 21.4%, from $205.7 million to $249.6 million. Such expenses increased as a percentage of total revenue from 10.9% to 11.1%, and increased as a percentage of gross profit from 76.5% to 78.1%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $25.1 million, or 12.9%, increase at dealerships owned prior to April 1, 2002, and (2) acquisitions made subsequent to April 1, 2002. The increase in selling, general and administrative expenses at stores owned prior to April 1, 2002 is due in large part to increased variable selling expenses, including increases in variable compensation as a result of the 10.9% increase in retail gross profit over the prior year, coupled with increased occupancy costs of approximately $3.5 million largely associated with our facility improvement and expansion program.

Depreciation and Amortization

      Depreciation and amortization increased by $2.0 million, or 32.8%, from $5.8 million to $7.8 million. The increase in depreciation and amortization is due principally to increases at dealerships owned prior to April 1, 2002, which is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

      Floor plan interest expense increased by $3.2 million, or 36.6%, from $8.5 million to $11.7 million. The increase in floor plan interest expense is due to (1) a $1.0 million, or 17.5%, increase at stores owned prior to April 1, 2002, primarily due to incremental interest under our interest rate swaps and (2) acquisitions made subsequent to April 1, 2002, offset in part by a reduction in same store vehicle inventory versus 2002.

Other Interest Expense

      Other interest expense increased by $0.9 million, or 9.3%, from $10.0 million to $10.9 million. The increase is due primarily to increased working capital advances and acquisition related indebtedness, including borrowings in connection with the April 2003 acquisition of the Inskip Autocenter dealerships located in Warwick, Rhode Island, offset in part by a decrease in our weighted average borrowing rate.

Income Taxes

      Income taxes decreased by $0.1 million from $15.8 million to $15.7 million. The net decrease is due to a reduction in our effective rate resulting from an increase in the relative proportion of taxable income from our U.K. operations, which are taxed at a lower rate, offset by an increase in pre-tax income compared with 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 (dollars in millions)

	Retail Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$2,912.9	$2,716.9	$196.0	7.2%	104,239	98,424	5,815	5.9%
Acquisitions	938.9	384.8	554.1		23,102	10,037	13,065
Divestitures	29.7	55.4	(25.7)		1,113	1,710	(597)

Total	$3,881.5	$3,157.1	$724.4	22.9%	128,454	110,171	18,283	16.6%

      Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $724.4 million, or 22.9%, from $3,157.1 million to $3,881.5 million. The overall increase in retail revenues is due primarily to: (1) a $196.0 million, or 7.2%, increase in retail revenues at dealerships owned prior to January 1, 2002, and (2) dealership acquisitions made subsequent to January 1, 2002. The overall increase in retail revenues at dealerships owned prior to January 1, 2002 reflects 6.3%, 9.6%, 14.9% and 6.8% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Aggregate retail unit sales increased by 16.6%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. We retailed 128,454 vehicles during the six months ended June 30, 2003, compared with 110,171 vehicles during the six months ended June 30, 2002.

      Revenues were reduced by $3.1 million in the quarter ended June 30, 2003 as the result of an adjustment to reverse $3.1 million in revenue that was falsely recorded during the 23-month period preceding March 31, 2003. The adjustment reduced net income by $1.9 million, or $0.05 per share. The $3.1 million revenue overstatement was discovered during a routine internal audit of the books and records of the Company’s Arkansas dealerships. The Company, with the concurrence of the Audit Committee of its Board of Directors, has determined that the overstatement was immaterial to the Company’s financial statements. The employee responsible for the overstatement is no longer employed by the Company. In addition, we are strengthening our processes and controls.

	New Vehicle Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$1,930.7	$1,815.8	$114.9	6.3%	69,282	67,004	2,278	3.4%
Acquisitions	464.9	193.5	271.4		13,379	6,040	7,339
Divestitures	16.4	35.6	(19.2)		696	1,063	(367)

Total	$2,412.0	$2,044.9	$367.1	18.0%	83,357	74,107	9,250	12.5%

      Retail sales of new vehicles increased by $367.1 million, or 18.0%, from $2,044.9 million to $2,412.0 million. The increase is due primarily to: (1) a $114.9 million, or 6.3%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The increase at dealerships owned prior to January 1, 2002 is due primarily to a 3.4% increase in new retail unit sales, coupled with a 2.8% increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 12.5%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. We retailed 83,357 new vehicles (65% of total retail vehicle sales) during the six months ended June 30, 2003, compared with 74,107 new vehicles (67% of total retail vehicle sales) during the six months ended June 30, 2002.

	Used Vehicle Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$580.3	$529.6	$50.7	9.6%	34,957	31,420	3,537	11.3%
Acquisitions	338.1	138.6	199.4		9,723	3,997	5,726
Divestitures	7.2	10.6	(3.4)		417	647	(230)

Total	$925.6	$678.8	$246.8	36.4%	45,097	36,064	9,033	25.0%

      Retail sales of used vehicles increased by $246.8 million, or 36.4%, from $678.8 million to $925.6 million. The increase is due primarily to: (1) a $50.7 million, or 9.6%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The increase at dealerships owned prior to January 1, 2002 is due primarily to an 11.3% increase in used retail unit sales, offset slightly by a 1.5% decrease in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 25.0%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2002, and (2) acquisitions made subsequent to January 1, 2002. We retailed 45,097 used vehicles (35% of total retail vehicle sales) during the six months ended June 30, 2003, compared with 36,064 used vehicles (33% of total retail vehicle sales) during the six months ended June 30, 2002.

Finance & Insurance Revenues

      Finance and insurance revenues increased by $21.2 million, or 26.2%, from $80.8 million to $102.0 million. The increase is due primarily to: (1) a $9.6 million, or 14.9%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The increase at dealerships owned prior to January 1, 2002 is primarily due to a finance and insurance revenue increase of $56 per retail vehicle sold, which increased revenue by approximately $5.8 million, and a 5.9% increase in retail vehicles sold, which increased revenue by approximately $3.8 million.

Service & Parts Revenues

      Service and parts revenues increased by $89.4 million, or 25.3%, from $352.6 million to $442.0 million. The increase is due primarily to: (1) a $20.7 million, or 6.8%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from capital construction projects.

Fleet Revenues

	Fleet Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$67.2	$59.9	$7.3	12.1%	3,644	3,213	431	13.4%
Acquisitions	—	—	—		—	—	—
Divestitures	—	—	—		—	—	—

Total	$67.2	$59.9	$7.3	12.1%	3,644	3,213	431	13.4%

      Fleet revenues increased $7.3 million, or 12.1%, from $59.9 million to $67.2 million. The increase in fleet revenues is due entirely to an increase in fleet sales revenues at dealerships owned prior to January 1, 2002. We have generally elected to de-emphasize low margin fleet business, however, opportunities to obtain such business are considered on a case by case basis. We may elect to selectively pursue fleet opportunities in circumstances where we believe we will be able to generate higher margin service and parts revenues throughout the life cycle of the fleet vehicle.

Wholesale Revenues

	Wholesale Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$164.9	$178.9	$(14.0)	-7.8%	26,008	27,426	(1,418)	-5.2%
Acquisitions	80.3	37.9	42.4		6,881	3,071	3,810
Divestitures	2.5	5.0	(2.5)		406	816	(410)

Total	$247.7	$221.8	$25.9	11.7%	33,295	31,313	1,982	6.3%

      Wholesale revenues increased $25.9 million, or 11.7%, from $221.8 million to $247.7 million. The increase in wholesale revenues is due primarily to acquisitions made subsequent to January 1, 2002, offset by a $14.0 million, or 7.8%, decrease at dealerships owned prior to January 1, 2002.

Gross Profit

      Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $111.4 million, or 22.7%, from $490.8 million to $602.2 million. The increase in retail gross profit is due to: (1) a $31.3 million, or 7.6%, increase in retail gross profit at stores owned prior to January 1, 2002, and (2) acquisitions made subsequent to January 1, 2002. The increase in gross profit at stores owned prior to January 1, 2002 is due principally to (1) the increase in retail unit sales of new and used vehicles, (2) an increase in gross profit margins on service and parts revenues, and (3) a $56 per unit increase in finance and insurance revenues. These factors were offset by slightly decreased gross profit margins on the sale of new vehicles.

      Retail gross profit as a percentage of revenues on retail transactions was flat at 15.5%. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.4%, 9.3%, 100%, and 47.9%, respectively, compared with 8.6%, 10.3%, 100% and 46.7% in the comparable prior year period.

      Fleet gross profit decreased $0.4 million, or 23.0%, from $1.8 million to $1.4 million. The decrease in gross profit is primarily due to a decrease of $179 per unit of average gross profit, offset by an increase of 431 units sold.

      Wholesale losses increased $0.3 million, or 24.2%, from $1.0 million to $1.3 million. The increase in wholesale losses is primarily due to an increase in the average loss per unit sold from $34 to $39, coupled with an increase in units sold at wholesale of 1,982.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $95.4 million, or 25.0%, from $381.9 million to $477.3 million. Such expenses increased as a percentage of total revenue from 11.1% to 11.4%, and increased as a percentage of gross profit from 77.7% to 79.2%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $33.4 million, or 10.5%, increase at dealerships owned prior to January 1, 2002, and (2) acquisitions made subsequent to January 1, 2002. The increase in selling, general and administrative expenses at stores owned prior to January 1, 2002 is due in large part to increased variable selling expenses, including increases in variable compensation as a result of the 7.6% increase in retail gross profit over the prior year, coupled with increased occupancy costs of approximately $7.7 million largely associated with our facility improvement and expansion program.

Depreciation and Amortization

      Depreciation and amortization increased by $4.8 million, or 48.0%, from $10.2 million to $15.0 million. The increase in depreciation and amortization is due principally to increases at dealerships owned prior to January 1, 2002, which is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

      Floor plan interest expense increased by $3.9 million, or 23.4%, from $16.8 million to $20.7 million. The increase in floor plan interest expense is due to (1) a $1.5 million, or 17%, increase at stores owned prior to January 1, 2002, primarily due to incremental interest under our interest rate swaps and (2) acquisitions made subsequent to January 1, 2002, offset in part by a reduction in same store vehicle inventory versus 2002.

Other Interest Expense

      Other interest expense increased by $3.5 million, or 19.1%, from $17.8 million to $21.3 million. The increase is due primarily to (1) increased working capital advances and acquisition related indebtedness, including borrowings in connection with the April 2003 acquisition of the Inskip Autocenter dealerships located in Warwick, Rhode Island and (2) a full six months of interest expense related to our $300 million senior subordinated notes offered in March 2002, offset in part by a decrease in our weighted average borrowing rate.

Income Taxes

      Income taxes increased by $0.8 million from $26.0 million to $26.8 million. The net increase is due to an increase in pre-tax income compared with 2002, offset by a reduction in our effective rate due to an increase in the relative proportion of taxable income from our U.K. operations, which are taxed at a lower rate.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through borrowings under our credit agreements, the issuance of debt securities, floor plan notes payable, sale-leaseback transactions, the issuance of equity securities and cash flow from operations. At June 30, 2003, we had working capital of $142.8 million.

Floor Plan Notes Payable

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. In the U.K., we pay interest only for 60 days, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under available credit facilities. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $1,027.4 million as of June 30, 2003, of which $187.5 million relates to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement

      We are party to an amended and restated credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2002 (the “U.S. Credit Agreement”), which provides for up to $700.0 million in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. We are also party to an additional $50.0 million standby letter of credit facility provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of our allowable domestic tangible assets. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. Our U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of June 30, 2003, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $424.3 and $10.3 million, respectively. As of June 30, 2003 outstanding letters of credit under the Additional Facility amounted to $50.0 million. As of June 30, 2003 we were in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      We are party to a credit facility with the Royal Bank of Scotland dated February 28, 2003 (the “U.K. Credit Facility”), which provides for up to £45.0 million (approximately $73.0 million as of June 30, 2003) in revolving loans to be used for acquisitions, working capital, and general corporate purposes. The U.K. credit facility also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £10.0 million (approximately $16.0 million as of June 30, 2003) Loans under the U.K. Credit Facility bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. Our borrowing capacity under the U.K. Credit Facility will be reduced by £2.0 million every six months, with the first reduction occurring on January 1, 2004. The remaining £35.0 million of revolving loans mature on January 31, 2006. The U.K. Credit Facility is fully and unconditionally guaranteed on a joint and several basis by our subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit facility. The U.K. Credit Facility also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Facility and the U.K. Credit Facility has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of June 30, 2003, outstanding borrowings under the U.K. Credit Facility amounted to approximately £17,000 million. As of June 30, 2003, we were in compliance with all financial covenants under the U.K. Credit Facility.

Senior Subordinated Notes

      In March 2002, the Company issued $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). Net proceeds from the offering were approximately $291.9 million, which was used to repay indebtedness outstanding under the U.S. Credit Agreement. The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we are allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default.

Interest Rate Swaps

      During January 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. During March 2003, we entered into a swap agreement of five years duration pursuant to which a notional $350.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest is 3.15%. These swaps have been designated as cash flow hedges of future interest payments of our LIBOR based U.S. floor plan borrowings.

Cash and Borrowing Capacity

      As of June 30, 2003, we had approximately $15.5 million of cash available to fund operations and future acquisitions. In addition, as of June 30, 2003, approximately $311.0 million was available for borrowing under our credit agreements. Availability under the U.S. Credit Agreement is not currently limited by the credit agreement’s borrowing base collateral limitation (in general, the borrowing base equals certain of our allowable domestic tangible assets plus $300.0 million). Borrowings used to finance the cost of domestic acquisitions and domestic capital construction projects will typically increase tangible assets, allowing us to access borrowing capacity that may not otherwise be available due to the base collateral limitation in the U.S. Credit Agreement.

Loan Notes

      In March 2002, we acquired Sytner Group plc, a publicly traded automotive retailer operating in excess of 60 franchises in the United Kingdom, pursuant to an all cash tender offer. Total consideration for Sytner amounted to approximately $140.0 million. In addition, we assumed approximately $22.4 million of Sytner’s debt. As an alternative to receiving all or any part of the cash consideration receivable under the offer, Sytner shareholders could elect to receive loan notes. Approximately $40.0 million of such loan notes were issued pursuant to this election. The loan notes matured in July 2003. The funds used to repay these notes were held in escrow by the Royal Bank of Scotland for the benefit of the note holders. The loan notes were offset against the escrow funds in our consolidated balance sheets.

Cash Flow

      During the six months ended June 30, 2003, net cash provided by operations amounted to $74.2 million. Net cash used in investing activities during the six months ended June 30, 2003 totaled $157.0 million, including $84.2 million related to capital expenditures. Net cash provided by financing activities during the six months ended June 30, 2003 totaled $80.0 million.

Commitments and Contingencies

      We have a number of capital projects planned or underway relating to the expansion and renovation of our retail automotive operations. Historically, we have financed such capital expenditures with cash flow from operations and borrowings under our credit agreements. In the past, we have also entered into sale-leaseback transactions, including sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly owned subsidiary of Penske Corporation. We made lease payments to AGR totaling $1.3 and $2.6 million during the three and six months ended June 30, 2003, respectively, which payments relate to the properties we lease from AGR. We believe we will continue to finance certain capital expenditures in this fashion in the future. Funding for our capital expenditures is expected to come from cash flow from operations, supplemented by borrowings under our credit agreements and sale-leaseback transactions.

      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of June 30, 2003, the maximum of future cumulative cash payments we may be required to make in connection with the put option amounted to $3.9 million. We also have obligations with respect to past acquisitions totaling approximately $24.5 million over the next three years.

      In connection with an acquisition of dealerships completed in October 1997, we agreed that if the acquired companies achieved aggregate specified base earnings levels in any of the five years beginning with the year ending December 31, 1999, we would pay to the sellers for each year in which the acquired companies exceeded base earnings an amount equal to $0.7 million plus defined percentages of the amounts earned in excess of such base earnings for any such year. The total amount of payments to be made pursuant to this agreement is limited to $7.0 million. To date we have paid $3.0 million relating to this agreement. The amount of additional payments, if any, will be determined based upon the financial performance of the acquired business in 2003. Payments relating to this earnings contingency are recorded as additional cost of the acquired dealerships, resulting in an increase in goodwill.

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

Future Cash Flow

      Our principal source of growth has come from acquisitions of automotive dealerships. We believe that our existing cash flow provided by operating activities and our capital resources, including the liquidity provided by our credit agreements and floor plan financing, will be sufficient to fund our current operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of several automobile manufacturers. There is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Joint Ventures

      From time to time we enter into joint venture arrangements in the ordinary course of business, pursuant to which we acquire dealerships together with a minority investor.

      In April 2003, an entity controlled by one of our directors, Lucio A. Noto (the “Investor”), paid approximately $1.8 million (including approximately $800,000 credited from prior earnings retroactive to March 1, 2001) for a 6.5% interest in one of the Company’s subsidiaries, UAG Connecticut I, LLC, which entitles the Investor to 20% of the operating profits of UAG Connecticut I. In addition, the Investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts. The Investor has also guaranteed 20% of UAG Connecticut I’s lease obligation to AGR, our landlord of the facility at which the dealership operates. In exchange for that guarantee, the Investor will be entitled to 20% of any appreciation of the property, which appreciation would otherwise accrue to AGR at the time of sale, and the Investor is responsible to AGR for any corresponding depreciation of the property at the time of sale, which obligation shall be secured solely by the Investor’s ownership interest in UAG Connecticut I, LLC.

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

New Accounting Pronouncements

      See Note 1, Interim Financial Statements of the Notes to Consolidated Condensed Financial Statements.

Effects of Inflation

      We believe that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services. However, there can be no assurance that there will be no such effect in the future.

      We finance substantially all of our inventory through various revolving floor plan arrangements and we are party to the U.S. and U.K. credit agreements. Such arrangements contain interest rates that vary based on the prime rate or U.S. or U.K. LIBOR. Such rates have historically increased during periods of increasing inflation. We do not believe that we would be placed at a competitive disadvantage should interest rates increase due to increased inflation since most other automotive dealerships have similar floating rate borrowing arrangements and we have fixed interest rates on $550.0 million of floor plan debt through the first quarter of 2008 by entering into interest rate swaps.

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

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the reports and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions and successfully integrate acquisitions, we will be unable to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited growth potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our principal stockholders have substantial influence over us and may make decisions with which stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our substantial amount of indebtedness may limit our ability to obtain financing for acquisitions and will require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	changes in the European Commission’s regulations regarding automobile manufacturers may have an adverse effect on our European operations;

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance;

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of June 30, 2003, a 100 basis point change in interest rates would result in an approximate $4.5 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or Prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to reduce the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to swap agreements pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for 5.86% fixed rate debt through January 2008 and a notional $350.0 million of our floating rate floor plan debt was exchanged for 3.155% fixed rate debt through March 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements, a 100 basis point change in interest rates would result in an approximate $4.5 million change to our annual floor plan interest expense.

      Interest rate fluctuations effect the fair market value of our fixed rate debt, including the Notes and certain seller financed promissory notes, but do not impact our earnings or cash flows.

      Foreign Currency Exchange Rates. We currently have operations in the U.K. and Brazil and have investments in Germany and Mexico. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., our foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to reduce the effect of foreign currency fluctuations on our earnings and cash flows.

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

Item 4.     Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the most recent evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. Other than the employee matter described in the discussion of retail revenues above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the current fiscal quarter, in response to the revenue overstatement described in the discussion of retail revenues above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are making changes in our internal controls that will be described in our Form 10-Q for the third quarter.

PART II

Item 1 — Legal Proceedings

      The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 4 — Submission of Matters to a Vote of Security Holders

      (a) The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 16, 2003.

      (b) Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management’s nominees listed in the proxy statement. Each of the four nominees listed in the proxy statement were elected.

      (c) The following matters were voted upon at the Annual Meeting:

1. The election of four directors. The results of the vote follow:

Nominee	Class	For	Withheld

Samuel X. DiFeo	Class I	34,921,879	126,151
Eustace W. Mita	Class I	34,921,429	126,601
Ronald G. Steinhart	Class I	31,829,971	3,218,059
John Barr	Class I	32,081,157	2,966,873

2. A proposal to approve the 2002 United Auto Group, Inc., Equity Compensation Plan. The results of the vote follow:

For	Against	Abstain	Broker Non-vote

28,507,467	815,955	12,321	5,712,287

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

10.1	Seventh Amendment of the Amended and Rested Credit Agreement dated May 1, 2003 among United Auto Group, Inc., various financial institutions and DaimlerChrysler Services North America, LLC, as agent for the lenders
10.2	Form of Mercedes Benz USA, LLC Maybach Passenger Car Dealer Agreement, including Standard Provisions
10.3	Form of Restricted Stock Agreement
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

1. April 28, 2003, reporting under items 5 and 9 the Company’s financial and other results for the first quarter 2003.

2. April 29, 2003, reporting under item 5 the completion of the acquisition of Inskip Autocenter.

3. May 29, 2003, reporting under item 5 the temporary limitation on transactions in the UnitedAuto 401(k) Savings and Retirement Plan.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chief Executive Officer

Date: August 13, 2003

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: August 13, 2003

EXHIBIT INDEX

10.1	Seventh Amendment of the Amended and Rested Credit Agreement dated May 1, 2003 among United Auto Group, Inc., various financial institutions and DaimlerChrysler Services North America, LLC, as agent for the lenders
10.2	Form of Mercedes Benz USA, LLC Maybach Passenger Car Dealer Agreement, including Standard Provisions
10.3	Form of Restricted Stock Agreement
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002