Form 10-Q
period 2003-09-30
UNITED AUTO GROUP INC
filed 2003-11-13
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     As of October 31, 2003, there were 41,470,038 shares of voting common stock outstanding.

CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II
SIGNATURES
EXHIBIT INDEX
Management Incentive Plan
Limited Liability Company Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of CEO & CFO

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(In thousands except
	per share amounts)
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,803	$10,641
Accounts receivable, net	346,142	310,378
Inventories	1,001,107	942,732
Other current assets	41,047	27,230

Total current assets	1,399,099	1,290,981
Property and equipment, net	429,406	306,234
Goodwill	1,002,069	937,317
Franchise value	58,838	36,025
Other assets	76,512	66,672
Assets of discontinued operations	—	53,085

Total Assets	$2,965,924	$2,690,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Floor plan notes payable	$879,589	$882,100
Accounts payable	181,318	127,623
Accrued expenses	195,524	143,413
Current portion of long-term debt	4,452	14,979

Total current liabilities	1,260,883	1,168,115
Long-term debt	782,845	651,176
Other long-term liabilities	139,499	135,036
Liabilities of discontinued operations	—	31,545

Total Liabilities	2,183,227	1,985,872
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100 shares authorized; none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value, 80,000 shares authorized; 46,284 and 43,669 shares issued, including 4,830 treasury shares, at September 30, 2003 and December 31, 2002, respectively	4	4
Non-voting common stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding at September 30, 2003; 1,759 issued and outstanding at December 31, 2002	—	—
Class C common stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Additional paid-in-capital	577,131	564,609
Retained earnings	196,646	133,794
Unearned compensation	(3,327)	—
Accumulated other comprehensive income	12,243	6,035

Total Stockholders’ Equity	782,697	704,442

Total Liabilities and Stockholders’ Equity	$2,965,924	$2,690,314

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
	(Unaudited)
New vehicle sales	$1,400,635	$1,191,511	$3,786,798	$3,207,432
Used vehicle sales	494,250	396,244	1,405,545	1,062,042
Finance and insurance	58,075	48,003	158,971	127,875
Service and parts	242,829	202,598	680,236	551,526
Fleet sales	27,290	31,604	93,219	90,704
Wholesale vehicle sales	140,016	127,754	384,497	343,781

Total revenues	2,363,095	1,997,714	6,509,266	5,383,360
Cost of sales	2,027,100	1,719,264	5,577,325	4,619,773

Gross profit	335,995	278,450	931,941	763,587
Selling, general and administrative expenses	262,746	216,506	733,876	593,535
Depreciation and amortization	8,202	5,256	22,963	15,210

Operating income	65,047	56,688	175,102	154,842
Floor plan interest expense	(11,172)	(8,873)	(31,611)	(25,451)
Other interest expense	(11,117)	(9,927)	(32,215)	(27,682)

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	42,758	37,888	111,276	101,709
Minority interests	(655)	(458)	(1,706)	(1,383)
Income taxes	(16,889)	(15,344)	(43,956)	(40,963)

Income from continuing operations	25,214	22,086	65,614	59,363
Income (loss) from discontinued operations, net of tax	41	(97)	296	2,226

Income before cumulative effect of accounting change	25,255	21,989	65,910	61,589
Cumulative effect of accounting change, net of tax	—	—	(3,058)	—

Net income	25,255	21,989	62,852	61,589
Preferred dividends	—	(92)	—	(6,293)

Income available to common stockholders	$25,255	$21,897	$62,852	$55,296

Basic earnings per common share:
Continuing operations	$0.62	$0.54	$1.61	$1.45
Discontinued operations	—	—	—	0.06
Cumulative effect of accounting change	—	—	(.07)	—

Net income	$0.62	$0.54	$1.54	$1.51

Shares	40,818	40,849	40,682	36,582

Diluted earnings per common share:
Continuing operations	$0.61	$0.53	$1.59	$1.44
Discontinued operations	—	—	—	0.06
Cumulative effect of accounting change	—	—	(.07)	—

Net income	$0.61	$0.53	$1.52	$1.50

Shares	41,637	41,733	41,258	41,168

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net income	$62,852	$61,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,963	15,210
Amortization of unearned compensation	784	—
Cumulative effect of accounting change	3,058	—
Minority interests and other	2,381	1,382
Changes in operating assets and liabilities
Accounts receivable	(32,987)	(19,937)
Inventories	(21,232)	(117,744)
Floor plan notes payable	(34,223)	80,209
Accounts payable and accrued expenses	100,067	52,455
Other	(19,632)	(27,072)

Net cash provided by operating activities	84,031	46,092

Investing activities:
Purchase of equipment and improvements	(136,752)	(139,685)
Proceeds from sale-leaseback transactions	12,443	80,000
Dealership acquisitions, net	(99,496)	(191,631)

Net cash used in investing activities	(223,805)	(251,316)

Financing activities:
Net borrowings of long-term debt	111,420	71,627
Proceeds from issuance of common stock	6,195	135,318
Repurchase of common stock	—	(16,000)

Net cash provided by financing activities	117,615	190,945

Net cash provided by discontinued operations	22,321	12,470

Net increase (decrease) in cash and cash equivalents	162	(1,809)
Cash and cash equivalents, beginning of period	10,641	4,259

Cash and cash equivalents, end of period	$10,803	$2,450

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Voting and
	Non-voting
	Common Stock					Accumulated
			Additional			Other	Total
	Issued		Paid-in	Retained	Unearned	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity	Income

	(In thousands)

	(Unaudited)
Balances, January 1, 2003	40,598	$4	$564,609	$133,794	—	$6,035	$704,442	$—
Issuance of restricted stock	326	—	4,111	—	(3,327)	—	784	—
Issuance of common stock	530	—	8,411	—	—	—	8,411	—
Fair value of interest rate swap agreements	—	—	—	—	—	(1,382)	(1,382)	(1,382)
Foreign currency translation	—	—	—	—	—	7,590	7,590	7,590
Net income	—	—	—	62,852	—	—	62,852	62,852

Balances, September 30, 2003	41,454	$4	$577,131	$196,646	$(3,327)	$12,243	$782,697	$69,060

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

1.     Interim Financial Statements

Basis of Presentation

      The information presented as of September 30, 2003 and for the three and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year consolidated condensed financial statements to conform to the current year presentation.

Discontinued Operations

      During 2003 and 2002, the Company sold 4 and 5 dealerships, respectively, which qualified for treatment as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Consequently, such dealerships have been reported as discontinued operations in the consolidated condensed financial statements. Combined financial information of these dealerships is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$26,902	$94,546	$132,386	$311,484
Pre-tax income (loss)	(1,732)	(662)	(4,040)	2,052
Pre-tax gain on disposal	1,796	499	4,523	1,689

December 31, 2002

Inventories	$30,453
Other assets	22,632

Total Assets	$53,085

Floor plan notes payable	$25,803
Other liabilities	5,742

Total Liabilities	$31,545

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting treatment for vendor allowances. EITF 02-16 provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendor’s product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the Company recorded non-refundable floor plan credits and certain other non-refundable credits

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income by $3.1 million, or $0.07 per diluted share.

New Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), was issued in April 2003. SFAS 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 is not expected to have an impact on the Company’s consolidated financial position, result of operations or cash flow.

      SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument as a liability (or an asset in some circumstances). The adoption of SFAS 150 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the effective date of FIN 46 was deferred to the first interim or annual period beginning after December 15, 2003. During the deferral period, the FASB will expose for comment an amendment to FIN 46. Due to the uncertainty relating to the final rules, the Company is not yet able to determine the effect, if any, the adoption of the final rules may have on the Company’s consolidated financial position, results of operations or cash flow.

      The EITF is currently discussing Issue No. 03-01, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments.” The issue addresses how to determine the meaning of other-than-temporary for impairments and how that concept should be applied to investments accounted for under the cost or equity method, or investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Due to the preliminary nature of these discussions, the Company is not yet able to determine the effect, if any, the adoption of the final rules may have on the Company’s consolidated financial position, results of operations or cash flow.

      The EITF is also currently discussing Issue No. 03-09, “Evaluating the Criteria in Sub-Paragraph 11(d) of SFAS 142, Goodwill and Other Intangible Assets, Regarding Renewal or Extension When Determining the Useful Life of an Intangible Asset.” The issue addresses the evaluation of certain criteria in determining whether an intangible asset has an indefinite useful life or, the appropriate useful life if it is determined to have a finite useful life. Due to the preliminary nature of these discussions, the Company is not yet able to determine the effect, if any, the adoption of the final rules may have on the Company’s consolidated financial position, results of operations or cash flow.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

      Franchise value represents the estimated value of franchises acquired in business combinations. Goodwill represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. Goodwill and franchise value are deemed to have indefinite lives and are not amortized, but are subject to, at a minimum, an annual impairment test. If the carrying value of any of the Company’s intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of its reporting units.

      Following is a summary of the changes in the carrying amount of goodwill and franchise value for the nine months ended September 30, 2003:

		Franchise
	Goodwill	Value

Balance — January 1, 2003	$937,317	$36,025
Additions during period	59,883	22,000
Dispositions during period	(1,098)	—
Foreign currency translation	5,967	813

Balance — September 30, 2003	$1,002,069	$58,838

2.     Inventories

      Inventories consisted of the following:

	September 30,	December 31,
	2003	2002

New vehicles	$730,070	$728,456
Used vehicles	217,954	167,097
Parts, accessories and other	53,083	47,179

Total inventories	$1,001,107	$942,732

3.     Business Combinations

      During the nine months ended September 30, 2003 and 2002, the Company acquired 23 and 69 automobile dealership franchises, respectively. The Company’s financial statements include the results of operations of the acquired dealerships only from the date of acquisition.

4.     Stock-Based Compensation

      Full-time employees of the Company and its subsidiaries and affiliates are eligible to receive stock based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan includes 2,100 shares available for future issuance of awards including; stock options, stock appreciation

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

rights, restricted stock, restricted stock units, performance shares and other awards to key employees, outside directors, consultants and advisors of the Company. As of September 30, 2003, 1,774 shares of common stock were available for grant under the Plan. In addition, 150 shares of common stock are available for the grant of options pursuant to the Company’s prior equity compensation plan.

      During 2003, the Company granted 326 shares of restricted common stock at no cost to certain employees. Shares are issued to the participants at the date of grant, entitling the participants to the right to vote their respective shares and receive dividends. However, the shares are subject to forfeiture and are non-transferable, which restrictions lapse ratably over a three-year period from the grant date. The fair value of these restricted shares at the date of grant is amortized to expense over the restriction period. During the nine months ended September 30, 2003, the Company has recorded deferred compensation expense related to restricted stock of $4,111, of which $3,327 remained unamortized at September 30, 2003.

      Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for option grants using the intrinsic value method. Accordingly, no compensation expense has been recorded in the consolidated condensed financial statements with respect to option grants. The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock Based Compensation”, as amended by SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123”. Had the Company elected to recognize compensation expense for option grants using the fair value method, pro forma income available to common stockholders, basic earnings per common share and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income available to common stockholders	$25,255	$21,897	$62,852	$55,296
Fair value method compensation expense attributable to stock-based compensation, net of tax	(378)	(561)	(1,215)	(1,605)

Pro forma income available to common stockholders	$24,877	$21,336	$61,637	$53,691

Basic earnings per common share	$0.62	$0.54	$1.54	$1.51

Pro forma basic earnings per common share	$0.61	$0.52	$1.51	$1.47

Diluted earnings per common share	$0.61	$0.53	$1.52	$1.50

Pro forma diluted earnings per common share	$0.60	$0.51	$1.49	$1.46

      During 2003, the Company granted options to acquire 8 shares of common stock. The weighted average fair value of the option grants was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 61%; risk free interest rate of 4% and expected lives of five years. The resulting weighted average fair value of the options granted during the nine months ended September 30, 2003 was $6.24.

5.     Earnings Per Share

      Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, restricted stock, preferred stock and warrants. For the three and nine months ended September 30, 2003, 505 and 853 shares, respectively, issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average number of common shares outstanding	40,818	40,849	40,682	36,582
Effect of stock options	643	643	432	1,077
Effect of restricted stock	176	—	144	—
Effect of preferred stock	—	241	—	3,224
Effect of warrants	—	—	—	285

Weighted average number of common shares outstanding, including effect of dilutive securities	41,637	41,733	41,258	41,168

6.     Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flow:

	Nine Months Ended
	September 30,

	2003	2002

Cash paid for interest	$71,518	$61,278
Cash paid for income taxes	13,279	12,358
Acquisition costs financed with assumed debt	—	22,448

7.     Long-Term Debt

      Long-term debt consisted of the following:

	September 30,	December 31,
	2003	2002

U.S. Credit Agreement — Revolving Loans, weighted average interest — 3.26% and 3.79% at September 30, 2003 and December 31, 2002, respectively	$425,500	$343,300
9.625% Senior Subordinated Notes due 2012	300,000	300,000
U.K. Credit Agreement — Revolving Loans, weighted average interest — 4.54% and 4.75% at September 30, 2003 and December 31, 2002, respectively	56,040	16,019
Seller financed promissory notes payable through 2004, weighted average interest — 8.0% at September 30, 2003 and December 31, 2002	2,987	3,088
Other	2,770	3,748

Total long-term debt	787,297	666,155
Less: Current portion	4,452	14,979

Net long-term debt	$782,845	$651,176

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

      Available borrowing capacity under the Company’s credit facilities amounted to approximately $300,000 as of September 30, 2003.

U.S. Credit Agreement

      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2000, as amended (the “U.S. Credit Agreement”), which provides for up to $700,000 in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. The Company is also party to an additional $50,000 standby letter of credit facility provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of the Company’s allowable domestic tangible assets. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. The U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of September 30, 2003, outstanding letters of credit under the U.S. Credit Agreement amounted to $10,300 and outstanding letters of credit under the Additional Facility amounted to $50,000. As of September 30, 2003, the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      The Company is party to a credit facility with the Royal Bank of Scotland dated February 28, 2003 (the “U.K. Credit Facility”), which provides for up to £45,000 (approximately $75,000 as of September 30, 2003) in revolving loans to be used for acquisitions, working capital, and general corporate purposes. The U.K. Credit facility also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £10,000 (approximately $17,000 as of September 30, 2003). Loans under the U.K. Credit Facility bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. Borrowing capacity under the U.K. Credit Facility will be reduced by £2,000 every six months, with the first reduction occurring on January 1, 2004. The remaining £35,000 of revolving loans mature on January 31, 2006. The U.K. Credit Facility is fully and unconditionally guaranteed on a joint and several basis by the Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit Facility. The U.K. Credit Facility also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Facility and the U.K. Credit Facility has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of September 30, 2003, outstanding borrowings under the U.K. Credit Facility amounted to approximately £34,000. As of September 30, 2003, the Company was in compliance with all financial covenants under the U.K. Credit Facility.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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

9.     Subsequent Event

      On October 21, 2003, the Company announced that it would initiate a quarterly dividend of 10 cents per share. The dividend will be paid December 1, 2003 to shareholders of record on November 10, 2003.

10.     Condensed Consolidating Financial Information

      The following tables include condensed consolidating financial information as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002 for United Auto Group, Inc. (as the issuer), wholly-owned subsidiary guarantors, non-wholly owned guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items, which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2003

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$10,803	$—	$8,250	$787	$415	$1,351
Accounts receivable, net	346,142	—	—	235,177	17,791	93,174
Inventories	1,001,107	—	—	683,156	49,103	268,848
Other current assets	41,047	—	736	21,298	1,586	17,427

Total current assets	1,399,099	—	8,986	940,418	68,895	380,800
Property and equipment, net	429,406	—	3,841	277,510	21,728	126,327
Intangible assets	1,060,907	—	—	767,749	92,741	200,417
Other assets	76,512	(730,870)	782,798	18,154	303	6,127

Total Assets	$2,965,924	$(730,870)	$795,625	$2,003,831	$183,667	$713,671

Floor plan notes payable	$879,589	$—	$—	$609,149	$43,662	$226,778
Accounts payable	181,318	—	10,667	47,853	7,265	115,533
Accrued expenses	195,524	—	2,261	82,140	29,298	81,825
Current portion of long-term debt	4,452	—	—	1,375	—	3,077

Total current liabilities	1,260,883	—	12,928	740,517	80,225	427,213
Long-term debt	782,845	—	—	527,341	103,582	151,922
Other long-term liabilities	139,499	—	—	128,083	9,515	1,901

Total Liabilities	2,183,227	—	12,928	1,395,941	193,322	581,036

Total Stockholders’ Equity	782,697	(730,870)	782,697	607,890	(9,655)	132,635

Total Liabilities and Stockholders’ Equity	$2,965,924	$(730,870)	$795,625	$2,003,831	$183,667	$713,671

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$10,641	$—	$—	$9,894	$454	$293
Accounts receivable, net	310,378	—	—	235,670	17,852	56,856
Inventories	942,732	—	—	678,679	57,389	206,664
Other current assets	27,230	—	545	17,889	457	8,339

Total current assets	1,290,981	—	545	942,132	76,152	272,152
Property and equipment, net	306,234	—	4,186	219,983	9,928	72,137
Intangible assets	973,342	—	—	702,885	92,741	177,716
Other assets	66,672	(671,823)	706,772	23,410	3	8,310
Assets of discontinued operations	53,085	—	—	48,022	—	5,063

Total Assets	$2,690,314	$(671,823)	$711,503	$1,936,432	$178,824	$535,378

Floor plan notes payable	$882,100	$—	$—	$642,910	$54,919	$184,271
Accounts payable	127,623	—	4,581	69,148	4,363	49,531
Accrued expenses	143,413	—	2,480	60,675	23,187	57,071
Current portion of long-term debt	14,979	—	—	8,596	—	6,383

Total current liabilities	1,168,115	—	7,061	781,329	82,469	297,256
Long-term debt	651,176	—	—	423,487	95,535	132,154
Other long-term liabilities	135,036	—	—	128,362	5,702	972
Liabilities of discontinued operations	31,545	—	—	27,459	—	4,086

Total Liabilities	1,985,872	—	7,061	1,360,637	183,706	434,468

Total Stockholders’ Equity	704,442	(671,823)	704,442	575,795	(4,882)	100,910

Total Liabilities and Stockholders’ Equity	$2,690,314	$(671,823)	$711,503	$1,936,432	$178,824	$535,378

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2003

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$2,363,095	$—	$—	$1,684,894	$119,901	$558,300
Cost of sales	2,027,100	—	—	1,442,483	101,497	483,120

Gross profit	335,995	—	—	242,411	18,404	75,180
Selling, general, and administrative expenses	270,948	—	3,867	192,763	13,723	60,595

Operating income	65,047	—	(3,867)	49,648	4,681	14,585
Floor plan interest expense	(11,172)	—	—	(9,012)	(303)	(1,857)
Other interest expense	(11,117)	—	—	(7,656)	(839)	(2,622)
Equity in earnings of subsidiaries	—	(54,722)	54,722	—	—	—

Income from continuing operations before minority interests and income taxes	42,758	(54,722)	50,855	32,980	3,539	10,106
Minority interests	(655)	—	—	(6)	(635)	(14)
Income taxes	(16,889)	23,147	(21,512)	(14,000)	(1,497)	(3,027)

Income from continuing operations	25,214	(31,575)	29,343	18,974	1,407	7,065
Income (loss) from discontinued operations, net of tax	41	—	1,970	(1,169)	—	(760)

Net income	$25,255	$(31,575)	$31,313	$17,805	$1,407	$6,305

UNITED AUTO GROUP, INC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2002

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$1,997,714	$—	$—	$1,475,558	$106,421	$415,735
Cost of sales	1,719,264	—	—	1,268,606	91,608	359,050

Gross profit	278,450	—	—	206,952	14,813	56,685
Selling, general, and administrative expenses	221,762	—	3,174	162,698	11,148	44,742

Operating income	56,688	—	(3,174)	44,254	3,665	11,943
Floor plan interest expense	(8,873)	—	—	(6,813)	(262)	(1,798)
Other interest expense	(9,927)	—	—	(7,000)	(1,078)	(1,849)
Equity in earnings of subsidiaries	—	(48,477)	48,477	—	—	—

Income from continuing operations before minority interests and income taxes	37,888	(48,477)	45,303	30,441	2,325	8,296
Minority interests	(458)	—	—	(2)	(410)	(46)
Income taxes	(15,344)	20,845	(19,480)	(13,440)	(1,000)	(2,269)

Income from continuing operations	22,086	(27,632)	25,823	16,999	915	5,981
Income (loss) from discontinued operations, net of tax	(97)	—	—	(134)	—	37

Net income (loss)	$21,989	$(27,632)	$25,823	$16,865	$915	$6,018

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2003

					Non-wholly
			United		Owned	Non-
	Total		Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$6,509,266	$—	$—	$4,693,836	$333,120	$1,482,310
Cost of sales	5,577,325	—	—	4,013,868	282,760	1,280,697

Gross profit	931,941	—	—	679,968	50,360	201,613
Selling, general, and administrative expenses	756,839	—	10,185	544,881	37,865	163,908

Operating income	175,102	—	(10,185)	135,087	12,495	37,705
Floor plan interest expense	(31,611)	—	—	(25,504)	(1,007)	(5,100)
Other interest expense	(32,215)	—	—	(22,579)	(2,443)	(7,193)
Equity in earnings of subsidiaries	—	(150,949)	150,949	—	—	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	111,276	(150,949)	140,764	87,004	9,045	25,412
Minority interests	(1,706)	—	—	(10)	(1,524)	(172)
Income taxes	(43,956)	63,851	(59,543)	(36,788)	(3,827)	(7,649)

Income from continuing operations	65,614	(87,098)	81,221	50,206	3,694	17,591
Income (loss) from discontinued operations, net of tax	296	—	1,970	(312)	—	(1,362)

Income before cumulative effect of accounting change, net of tax	65,910	(87,098)	83,191	49,894	3,694	16,229
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(2,972)	(44)	(42)

Net income	$62,852	$(87,098)	$83,191	$46,922	$3,650	$16,187

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2002

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$5,383,360	$—	$—	$4,095,891	$316,873	$970,596
Cost of sales	4,619,773	—	—	3,507,845	272,042	839,886

Gross profit	763,587	—	—	588,046	44,831	130,710
Selling, general, and administrative expenses	608,745	—	8,590	463,317	33,442	103,396

Operating income	154,842	—	(8,590)	124,729	11,389	27,314
Floor plan interest expense	(25,451)	—	—	(20,878)	(906)	(3,667)
Other interest expense	(27,682)	—	—	(17,547)	(3,196)	(6,939)
Equity in earnings of subsidiaries	—	(138,952)	142,429	(3,477)	—	—

Income from continuing operations before minority interests and income taxes	101,709	(138,952)	133,839	82,827	7,287	16,708
Minority interests	(1,383)	—	—	164	(1,259)	(288)
Income taxes	(40,963)	59,749	(57,551)	(35,591)	(3,133)	(4,437)

Income from continuing operations	59,363	(79,203)	76,288	47,400	2,895	11,983
Income from discontinued operations, net of tax	2,226	—	—	1,781	—	445

Net income	$61,589	$(79,203)	$76,288	$49,181	$2,895	$12,428

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2003

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by operating activities	$84,031	$—	$8,758	$6,177	$19,240	$49,856

Investing Activities:
Purchase of equipment and improvements	(136,752)	—	(508)	(64,535)	(12,537)	(59,172)
Proceeds from sale of equipment and improvements	12,443	—	—	12,443	—	—
Dealership acquisitions, net	(99,496)	—	—	(76,795)	—	(22,701)

Net cash used in investing activities	(223,805)	—	(508)	(128,887)	(12,537)	(81,873)

Financing Activities:
Net borrowings of long-term debt	111,420	—	—	79,420	—	32,000
Proceeds from issuance of common stock	6,195	—	6,195	—	—	—
Distributions to (from) parent	—	—	(6,195)	12,937	(6,742)	—

Net cash provided by (used in) financing activities	117,615	—	—	92,357	(6,742)	32,000

Net cash from discontinued operations	22,321	—	—	21,246	—	1,075

Net increase (decrease) in cash and cash equivalents	162	—	8,250	(9,107)	(39)	1,058
Cash and cash equivalents, beginning of period	10,641	—	—	9,894	454	293

Cash and cash equivalents, end of period	$10,803	$—	$8,250	$787	$415	$1,351

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2002

					Non-wholly
					Owned	Non-
	Total			Guarantor	Guarantor	Guarantor
	Company	Eliminations	UAG, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by operating activities	$46,092	$(2,711)	$2,873	$6,257	$11,551	$28,122

Investing Activities:
Purchase of equipment and improvements	(139,685)	—	(3,289)	(109,093)	(4,629)	(22,674)
Proceeds from sale-leaseback transactions	80,000	—	—	80,000	—	—
Dealership acquisitions, net	(191,631)	—	—	(48,742)	—	(142,889)

Net cash used in investing activities	(251,316)	—	(3,289)	(77,835)	(4,629)	(165,563)

Financing Activities:
Net borrowings of long term debt	71,627	—	—	71,435	—	192
Proceeds from issuance of common stock	135,318	—	135,318	—	—	—
Distributions to (from) Parent	—	—	(119,318)	(5,601)	(6,966)	131,885
Repurchase of common stock	(16,000)	—	(16,000)	—	—	—

Net cash provided by (used in) financing activities	190,945	—	—	65,834	(6,966)	132,077

Net cash from discontinued operations	12,470		—	3,710	—	8,760

Net increase (decrease) in cash and cash equivalents	(1,809)	(2,711)	(416)	(2,034)	(44)	3,396
Cash and cash equivalents, beginning of period	4,259	—	416	3,799	44	—

Cash and cash equivalents, end of period	$2,450	$(2,711)	$—	$1,765	$—	$3,396

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors.

General

      We are the second largest publicly-held automotive retailer in the United States as measured by total revenues. As of September 30, 2003, we owned and operated 134 franchises in the United States and 79 franchises internationally, primarily in the United Kingdom. As an integral part of our dealership operations, we retail new and used automobiles and light trucks, operate service and parts departments, operate collision repair centers and sell various third-party aftermarket products, including finance, extended service and other insurance contracts.

      New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing third-party finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and body shop repairs.

      Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts sales. Our gross profit generally varies across product lines, with new vehicle sales usually resulting in lower gross profit margins and our other products resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

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

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting treatment for vendor allowances. EITF 02-16 provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the Company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of the EITF, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income by $3.1 million, or $0.07 per diluted share.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 (dollars in millions)

	Retail Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$1,953.5	$1,777.0	$176.5	9.9%	64,665	61,116	3,549	5.8%
Acquisitions	231.1	28.6	202.5		6,337	618	5,719
Divestitures	11.0	32.7	(21.7)		406	1,178	(772)

Total	$2,195.6	$1,838.3	$357.3	19.4%	71,408	62,912	8,496	13.5%

      Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $357.3 million, or 19.4%, from $1,838.3 million to $2,195.6 million. The overall increase in retail revenues is due primarily to: (1) a $176.5 million, or 9.9%, increase in retail revenues at dealerships owned prior to July 1, 2002, and (2) dealership acquisitions made subsequent to July 1, 2002. The overall increase in retail revenues at dealerships owned prior to July 1, 2002 reflects 8.8%, 12.3%, 16.2% and 10.6% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Aggregate retail unit sales increased by 13.5%, due principally to: (1) the net increase at dealerships owned prior to July 1, 2002, and (2) acquisitions made subsequent to July 1, 2002. We retailed 71,408 vehicles during the three months ended September 30, 2003, compared with 62,912 vehicles during the three months ended September 30, 2002.

	New Vehicle Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$1,259.2	$1,157.2	$102.0	8.8%	43,712	41,770	1,942	4.6%
Acquisitions	134.2	17.3	116.9		3,929	616	3,313
Divestitures	7.2	17.0	(9.8)		293	640	(347)

Total	$1,400.6	$1,191.5	$209.1	17.6%	47,934	43,026	4,908	11.4%

      Retail sales of new vehicles increased by $209.1 million, or 17.6%, from $1,191.5 million to $1,400.6 million. The increase is due primarily to: (1) a $102.0 million, or 8.8%, increase at dealerships owned prior to July 1, 2002, and (2) acquisitions made subsequent to July 1, 2002. The increase at dealerships owned prior to July 1, 2002 is due primarily to a 4.6% increase in new retail unit sales, coupled with a 4.0% increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 11.4%, due principally to: (1) the net increase at dealerships owned prior to July 1, 2002 and (2) acquisitions made subsequent to July 1, 2002. We retailed 47,934 new vehicles (67% of total retail vehicle sales) during the three months ended September 30, 2003, compared with 43,026 new vehicles (68% of total retail vehicle sales) during the three months ended September 30, 2002.

	Used Vehicle Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$429.4	$382.4	$47.0	12.3%	20,953	19,346	1,607	8.3%
Acquisitions	63.2	3.1	60.1		2,408	2	2,406
Divestitures	1.6	10.7	(9.1)		113	538	(425)

Total	$494.2	$396.2	$98.0	24.7%	23,474	19,886	3,588	18.0%

      Retail sales of used vehicles increased by $98.0 million, or 24.7%, from $396.2 million to $494.2 million. The increase is due primarily to: (1) a $47.0 million, or 12.3%, increase at dealerships owned prior to July 1, 2002 and (2) acquisitions made subsequent to July 1, 2002. The increase at dealerships owned prior to July 1, 2002 is due primarily to an 8.3% increase in used retail unit sales, coupled with a 3.7% increase in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 18.0%, due principally to: (1) the net increase at dealerships owned prior to July 1, 2002, and (2) acquisitions made subsequent to July 1, 2002. We retailed 23,474 used vehicles (33% of total retail vehicle sales) during the three months ended September 30, 2003, compared with 19,886 used vehicles (32% of total retail vehicle sales) during the three months ended September 30, 2002.

Finance & Insurance Revenues

      Finance and insurance revenues increased by $10.1 million, or 21.0%, from $48.0 million to $58.1 million. The increase is due primarily to: (1) a $6.6 million, or 16.2% increase at dealerships owned prior to July 1, 2002 and (2) acquisitions made subsequent to July 1, 2002. The increase at dealerships owned prior to July 1, 2002 is primarily due to a $66 increase in finance and insurance revenue per retail vehicle sold, which increased revenue by approximately $4.0 million, and a 5.8% increase in retail vehicles sold, which increased revenue by approximately $2.6 million.

Service & Parts Revenues

      Service and parts revenues increased by $40.2 million, or 19.9%, from $202.6 million to $242.8 million. The increase is due primarily to: (1) a $20.9 million, or 10.6%, increase at dealerships owned prior to July 1, 2002 and (2) acquisitions made subsequent to July 1, 2002. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Fleet Revenues

	Fleet Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$27.3	$31.6	$(4.3)	(13.7)%	1,253	1,745	(492)	(28.2)%
Acquisitions	—	—	—		—	—	—
Divestitures	—	—	—		—	—	—

Total	$27.3	$31.6	$(4.3)	(13.7)%	1,253	1,745	(492)	(28.2)%

      Fleet revenues decreased $4.3 million, or 13.7%, from $31.6 million to $27.3 million. The decrease in fleet revenues is due entirely to a decrease in fleet sales revenues at dealerships owned prior to July 1, 2002. We have generally elected to de-emphasize low margin fleet business, however, opportunities to obtain such business are considered on a case by case basis. We may elect to selectively pursue fleet opportunities in circumstances where we believe we will be able to generate higher margin service and parts revenues throughout the life cycle of the fleet vehicle.

Wholesale Revenues

	Wholesale Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$118.9	$123.2	$(4.3)	(3.5)%	17,171	17,345	(174)	(1.0)%
Acquisitions	20.6	1.5	19.1		2,101	13	2,088
Divestitures	0.5	3.1	(2.6)		137	375	(238)

Total	$140.0	$127.8	$12.2	9.5%	19,409	17,733	1,676	9.5%

      Wholesale revenues increased $12.2 million, or 9.5%, from $127.8 million to $140.0 million. The increase in wholesale revenues is due primarily to acquisitions made subsequent to July 1, 2002, partially offset by a $4.3 million, or 3.5%, decrease at dealerships owned prior to July 1, 2002.

Gross Profit

      Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $55.0 million, or 19.7%, from $279.5 million to $334.5 million. The increase in retail gross profit is due to: (1) a $25.8 million, or 9.8%, increase in retail gross profit at stores owned prior to July 1, 2002, and (2) acquisitions made subsequent to July 1, 2002. The increase in gross profit at stores owned prior to July 1, 2002 is principally due to (1) the increase in retail unit sales, (2) the $66 per unit increase in finance and insurance revenues, (3) the 10.6% increase in same store service and parts revenues and, (4) a 20 basis point increase in same store service and parts gross margin. These factors were offset slightly by decreased gross profit margins on the sale of new and used vehicles.

      Retail gross profit as a percentage of revenues on retail transactions of 15.2% remained consistent with the prior year. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.1%, 9.3%, 100%, and 48.0%, respectively, compared with 8.2%, 9.5%, 100% and 47.4% in the comparable prior year period.

      Fleet gross profit decreased $0.1 million, or 13.4%, from $0.7 million to $0.6 million. The decrease in gross profit is primarily due to a decrease of 492 units sold, offset by an increase of $85 per unit of average gross profit.

      Wholesale gross profit increased $2.6 million, or 151.0%, from a loss of $1.7 million to a profit of $0.9 million. The increase in wholesale gross profit is primarily due to an increase in the average gross profit per unit sold due in large part to (1) closed bid auctions implemented in several areas, which management believes has enhanced the value received for units sold through wholesale channels and (2) enhanced inventory management which reduces the number of units which need to be sold through wholesale channels.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $46.2 million, or 21.4%, from $216.5 million to $262.7 million. Such expenses increased as a percentage of total revenue from 10.8% to 11.1%, and increased as a percentage of gross profit from 77.8% to 78.2%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $26.2 million, or 13.0%, increase at dealerships owned prior to July 1, 2002, and (2) acquisitions made subsequent to July 1, 2002. The increase in selling, general and administrative expenses at stores owned prior to July 1, 2002 is due in large part to (1) increased variable selling expenses, including increases in variable compensation as a result of the 9.8% increase in retail gross profit over the prior year, (2) a $4.2 million, or 27.5%, increase in advertising and promotion over the prior year caused by the overall competitiveness of the retail vehicle market and the promotion of expanded manufacturer incentive programs, and (3) increased rent and related costs of approximately $3.2, due in part to our facility improvement and expansion program.

Depreciation and Amortization

      Depreciation and amortization increased by $2.9 million, or 56.1%, from $5.3 million to $8.2 million. The increase in depreciation and amortization is due principally to: (1) a $1.9 million, or 36.3%, increase at dealerships owned prior to July 1, 2002, which is due in large part to our facility improvement and expansion program and (2) acquisitions made subsequent to July 1, 2002.

Floor Plan Interest Expense

      Floor plan interest expense increased by $2.3 million, or 25.9%, from $8.9 million to $11.2 million. The increase in floor plan interest expense is due to (1) a $2.1 million, or 24.8%, increase at stores owned prior to July 1, 2002, primarily due to $1.8 million of incremental interest resulting from our March 2003 $350 million floorplan interest rate swap and (2) acquisitions made subsequent to July 1, 2002.

Other Interest Expense

      Other interest expense increased by $1.2 million, or 12.0%, from $9.9 million to $11.1 million. The increase is due primarily to increased working capital advances and acquisition related indebtedness, including borrowings in connection with the April 2003 acquisition of the Inskip Autocenter dealerships located in Warwick, Rhode Island, offset in part by a decrease in our weighted average borrowing rate.

Income Taxes

      Income taxes increased by $1.6 million from $15.3 million to $16.9 million. The net increase is due to an increase in pre-tax income compared with 2002, offset by a reduction in our effective rate resulting from an increase in the relative proportion of taxable income from our U.K. operations, which are taxed at a lower rate.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 (dollars in millions)

	Retail Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$4,447.4	$4,138.6	$308.8	7.5%	158,628	149,921	8,707	5.8%
Acquisitions	1,537.5	717.3	820.2		38,024	18,082	19,942
Divestitures	46.6	93.0	(46.4)		1,570	3,335	(1,765)

Total	$6,031.5	$4,948.9	$1,082.6	21.9%	198,222	171,338	26,884	15.7%

      Retail revenues, which exclude revenues relating to fleet and wholesale transactions, increased by $1,082.6 million, or 21.9%, from $4,948.9 million to $6,031.5 million. The overall increase in retail revenues is due primarily to: (1) a $308.8 million, or 7.5%, increase in retail revenues at dealerships owned prior to January 1, 2002, and (2) dealership acquisitions made subsequent to January 1, 2002. The overall increase in retail revenues at dealerships owned prior to January 1, 2002 reflects 6.5%, 9.9%, 14.9% and 7.6% increases in new retail vehicle, used retail vehicle, finance and insurance and service and parts revenues, respectively. Aggregate retail unit sales increased by 15.7%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. We retailed 198,222 vehicles during the nine months ended September 30, 2003, compared with 171,338 vehicles during the nine months ended September 30, 2002.

	New Vehicle Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$2,961.4	$2,780.8	$180.6	6.5%	106,533	102,909	3,624	3.5%
Acquisitions	799.5	373.5	426.0		22,786	11,107	11,679
Divestitures	25.9	53.1	(27.2)		1,009	2,016	(1,007)

Total	$3,786.8	$3,207.4	$579.4	18.1%	130,328	116,032	14,296	12.3%

      Retail sales of new vehicles increased by $579.4 million, or 18.1%, from $3,207.4 million to $3,786.8 million. The increase is due primarily to: (1) a $180.6 million, or 6.5%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The increase at dealerships owned prior to January 1, 2002 is due primarily to a 3.5% increase in new retail unit sales, coupled with a 2.9% increase in comparative average selling prices per vehicle. Aggregate retail unit sales of new vehicles increased by 12.3%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. We retailed 130,328 new vehicles (66% of total retail vehicle sales) during the nine months ended September 30, 2003, compared with 116,032 new vehicles (68% of total retail vehicle sales) during the nine months ended September 30, 2002.

	Used Vehicle Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$871.9	$793.7	$78.2	9.9%	52,095	47,012	5,083	10.8%
Acquisitions	522.0	243.2	278.9		15,238	6,975	8,263
Divestitures	11.6	25.2	(13.6)		561	1,319	(758)

Total	$1,405.5	$1,062.0	$343.5	32.3%	67,894	55,306	12,588	22.8%

      Retail sales of used vehicles increased by $343.5 million, or 32.3%, from $1,062.0 million to $1,405.5 million. The increase is due primarily to: (1) a $78.2 million, or 9.9%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The increase at dealerships owned prior to January 1, 2002 is due primarily to a 10.8% increase in used retail unit sales, offset slightly by a 0.9% decrease in comparative average selling prices per vehicle. Aggregate retail unit sales of used vehicles increased by 22.8%, due principally to: (1) the net increase at dealerships owned prior to January 1, 2002, and (2) acquisitions made subsequent to January 1, 2002. We retailed 67,894 used vehicles (34% of total retail vehicle sales) during the nine months ended September 30, 2003, compared with 55,306 used vehicles (32% of total retail vehicle sales) during the nine months ended September 30, 2002.

Finance & Insurance Revenues

      Finance and insurance revenues increased by $31.1 million, or 24.3%, from $127.9 million to $159.0 million. The increase is due primarily to: (1) a $14.9 million, or 14.9%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The increase at dealerships owned prior to January 1, 2002 is primarily due to a $57 increase in finance and insurance revenue per retail vehicle sold, which increased revenue by approximately $8.6 million, and a 5.8% increase in retail vehicles sold, which increased revenue by approximately $6.3 million.

Service & Parts Revenues

      Service and parts revenues increased by $128.7 million, or 23.3%, from $551.5 million to $680.2 million. The increase is due primarily to: (1) a $35.1 million, or 7.6%, increase at dealerships owned prior to January 1, 2002 and (2) acquisitions made subsequent to January 1, 2002. The Company believes that its service and parts business is being positively impacted by the complexity of today’s vehicles, increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Fleet Revenues

	Fleet Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$93.2	$90.7	$2.5	2.8%	4,809	4,909	(100)	(2.0)%
Acquisitions	—	—	—		—	—	—
Divestitures	—	—	—		—	—	—

Total	$93.2	$90.7	$2.5	2.8%	4,809	4,909	(100)	(2.0)%

      Fleet revenues increased $2.5 million, or 2.8%, from $90.7 million to $93.2 million. The increase in fleet revenues is due entirely to an increase in fleet sales revenues at dealerships owned prior to January 1, 2002. We have generally elected to de-emphasize low margin fleet business, however, opportunities to obtain such business are considered on a case by case basis. We may elect to selectively pursue fleet opportunities in circumstances where we believe we will be able to generate higher margin service and parts revenues throughout the life cycle of the fleet vehicle.

Wholesale Revenues

	Wholesale Revenues				Units

			Increase	%			Increase	%
	2003	2002	(Decrease)	Change	2003	2002	(Decrease)	Change

Same Store	$248.5	$268.0	$(19.5)	(7.3)%	40,205	41,477	(1,272)	(3.1)%
Acquisitions	132.9	67.5	65.3		11,533	5,934	5,599
Divestitures	3.2	8.2	(5.1)		559	1,060	(501)

Total	$384.5	$343.8	$40.7	11.8%	52,297	48,471	3,826	7.9%

      Wholesale revenues increased $40.7 million, or 11.8%, from $343.8 million to $384.5 million. The increase in wholesale revenues is due primarily to acquisitions made subsequent to January 1, 2002, offset in part by a $19.5 million, or 7.3%, decrease at dealerships owned prior to January 1, 2002.

Gross Profit

      Retail gross profit, which excludes gross profit on fleet and wholesale transactions, increased $166.3 million, or 21.8%, from $763.9 million to $930.2 million. The increase in retail gross profit is due to: (1) a $50.3 million, or 8.1%, increase in retail gross profit at stores owned prior to January 1, 2002, and (2) acquisitions made subsequent to January 1, 2002. The increase in gross profit at stores owned prior to January 1, 2002 is due principally to (1) the increase in retail unit sales, (2) the $57 per unit increase in finance and insurance revenues, (3) the 7.6% increase in same store service and parts revenues and, (4) a 60 basis point increase in same store service and parts gross margin. These factors were offset by slightly decreased gross profit margins on the sale of new vehicles.

      Retail gross profit as a percentage of revenues on retail transactions of 15.4% remained consistent with the prior year. Gross profit as a percentage of revenues for new vehicle retail, used vehicle retail, finance and insurance and service and parts revenues was 8.3%, 9.3%, 100%, and 48.0%, respectively, compared with 8.4%, 10.0%, 100% and 46.9% in the comparable prior year period.

      Fleet gross profit decreased $0.5 million, or 20.4%, from $2.5 million to $2.0 million. The decrease in gross profit is primarily due to a decrease of $96 per unit of average gross profit, coupled with a decrease of 100 units sold.

      Wholesale losses decreased $2.5 million, or 89.0%, from a loss of $2.8 million to a loss of $0.3 million. The decrease in wholesale losses is primarily due to a decrease in the average loss per unit sold due in large part to (1) closed bid auctions implemented in several areas, which management believes has enhanced the value received for units sold through wholesale channels and (2) enhanced inventory management which reduces the number of units which need to be sold through wholesale channels.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $140.4 million, or 23.6%, from $593.5 million to $733.9 million. Such expenses increased as a percentage of total revenue from 11.0% to 11.3%, and increased as a percentage of gross profit from 77.7% to 78.8%. The aggregate increase in selling, general and administrative expenses is due principally to: (1) a $51.6 million, or 10.8%, increase at dealerships owned prior to January 1, 2002, and (2) acquisitions made subsequent to January 1, 2002. The increase in selling, general and administrative expenses at stores owned prior to January 1, 2002 is due in large part to (1) increased variable selling expenses, including increases in variable compensation as a result of the 8.1% increase in retail gross profit over the prior year, (2) a $4.2 million, or 9.7% increase in advertising and promotion over the prior year caused by the overall competitiveness of the retail vehicle market and the promotion of expanded manufacturer incentive programs, and (3) increased rent and related costs of approximately $8.9, due in part to our facility improvement and expansion program.

Depreciation and Amortization

      Depreciation and amortization increased by $7.8 million, or 51.0%, from $15.2 million to $23.0 million. The increase in depreciation and amortization is due principally to: (1) a $5.4 million, or 46.7%, increase at dealerships owned prior to January 1, 2002, which is due in large part to our facility improvement and expansion program and (2) acquisitions made subsequent to January 1, 2002.

Floor Plan Interest Expense

      Floor plan interest expense increased by $6.1 million, or 23.8%, from $25.5 million to $31.6 million. The increase in floor plan interest expense is due to (1) a $3.8 million, or 17.3%, increase at stores owned prior to January 1, 2002, primarily due to $3.7 million of incremental interest resulting from our March 2003 $350 million floorplan interest rate swap and (2) acquisitions made subsequent to January 1, 2002.

Other Interest Expense

      Other interest expense increased by $4.5 million, or 16.4%, from $27.7 million to $32.2 million. The increase is due primarily to (1) increased working capital advances and acquisition related indebtedness, including borrowings in connection with the April 2003 acquisition of the Inskip Autocenter dealerships located in Warwick, Rhode Island and (2) a full nine months of interest expense related to our $300 million senior subordinated notes offered in March 2002, offset in part by a decrease in our weighted average borrowing rate.

Income Taxes

      Income taxes increased by $3.0 million from $41.0 million to $44.0 million. The net increase is due to an increase in pre-tax income compared with 2002, offset by a reduction in our effective rate due to an increase in the relative proportion of taxable income from our U.K. operations, which are taxed at a lower rate.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities and the construction of new facilities. Historically, these cash requirements have been met through borrowings under our credit agreements, the issuance of debt securities, floor plan notes payable, sale-leaseback transactions, the issuance of equity securities and cash flow from operations. At September 30, 2003, we had working capital of $138.2 million.

Floor Plan Notes Payable

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. In the U.K., we pay interest only for 60 days, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under available credit facilities. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates on the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $879.6 million as of September 30, 2003, of which $200.1 million relates to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement

      We are party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2002, as amended (the “U.S. Credit Agreement”), which provides for up to $700.0 million in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. We are also party to an additional $50.0 million standby letter of credit facility provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on certain of our allowable domestic tangible assets. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. Our U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of September 30, 2003, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $425.5 million and $10.3 million, respectively. As of September 30, 2003 outstanding letters of credit under the Additional Facility amounted to $50.0 million. As of September 30, 2003 we were in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      We are party to a credit facility with the Royal Bank of Scotland dated February 28, 2003 (the “U.K. Credit Facility”), which provides for up to £45.0 million (approximately $75 million as of September 30, 2003) in revolving loans to be used for acquisitions, working capital, and general corporate purposes. The U.K. credit facility also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £10.0 million (approximately $17 million as of September 30, 2003). Loans under the U.K. Credit Facility bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. Our borrowing capacity under the U.K. Credit Facility will be reduced by £2.0 million every six months, with the first reduction occurring on January 1, 2004. The remaining £35.0 million of revolving loans mature on January 31, 2006. The U.K. Credit Facility is fully and unconditionally guaranteed on a joint and several basis by our subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit facility. The U.K. Credit Facility also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Facility and the U.K. Credit Facility has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of September 30, 2003, outstanding borrowings under the U.K. Credit Facility amounted to approximately £34.0 million. As of September 30, 2003, we were in compliance with all financial covenants under the U.K. Credit Facility.

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

Cash and Borrowing Capacity

      As of September 30, 2003, we had approximately $10.8 million of cash available to fund operations and future acquisitions. In addition, as of September 30, 2003, approximately $300.0 million was available for borrowing under our credit agreements. Availability under the U.S. Credit Agreement is not currently limited by the credit agreement’s borrowing base collateral limitation (in general, the borrowing base equals certain of our allowable domestic tangible assets plus $300.0 million). Borrowings used to finance the cost of domestic acquisitions and domestic capital construction projects will typically increase tangible assets, allowing us to access borrowing capacity that may not otherwise be available due to the base collateral limitation in the U.S. Credit Agreement.

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

Cash Flow

      During the nine months ended September 30, 2003, net cash provided by operations amounted to $84.0 million. Net cash used in investing activities during the nine months ended September 30, 2003 totaled $223.8 million, including $124.3 million related to net capital expenditures. Net cash provided by financing activities during the nine months ended September 30, 2003 totaled $117.6 million.

Commitments and Contingencies

      We have a number of capital projects planned or underway relating to the expansion and renovation of our retail automotive operations. Historically, we have financed such capital expenditures with cash flow from operations and borrowings under our credit agreements. In the past, we have also entered into sale-leaseback transactions, including sale-leaseback transactions with Automotive Group Realty, LLC (“AGR”), a wholly owned subsidiary of Penske Corporation. We made lease payments to AGR totaling $1.1 and $3.6 million during the three and nine months ended September 30, 2003, respectively, which payments relate to the properties we lease from AGR. We believe we will continue to finance certain capital expenditures in this fashion in the future. Funding for our capital expenditures is expected to come from cash flow from operations, supplemented by borrowings under our credit agreements and sale-leaseback transactions.

      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of November 1, 2003, the maximum of future cumulative cash payments we may be required to make in connection with the put option amounted to $2.6 million. We also have obligations with respect to past acquisitions totaling approximately $24.5 million over the next three years.

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

      In January 1998, we entered into an agreement with a third party to jointly acquire and manage dealerships in Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of the acquisition. Pursuant to this arrangement, we have entered into joint venture agreements with respect to the Citrus Chrysler and Honda of Mentor dealerships. We are required to repurchase our partner’s interest in these joint ventures in November 2003 and July 2008, respectively. We expect the November 2003 payment to be approximately $3.6 million.

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

      In April 2003, an entity controlled by one of our directors, Lucio A. Noto (the “Investor”), paid approximately $1.8 million (including approximately $0.8 million credited from prior earnings retroactive to March 1, 2001) for a 6.5% interest in one of the Company’s subsidiaries, UAG Connecticut I, LLC, which entitles the Investor to 20% of the operating profits of UAG Connecticut I. In addition, the Investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts. The Investor has also guaranteed 20% of UAG Connecticut I’s lease obligation to AGR, our landlord of the facility at which the dealership operates. In exchange for that guarantee, the Investor will be entitled to 20% of any appreciation of the property, which appreciation would otherwise accrue to AGR at the time of sale, and the Investor is responsible to AGR for any corresponding depreciation of the property at the time of sale, which obligation shall be secured solely by the Investor’s ownership interest in UAG Connecticut I, LLC.

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

Seasonality

      Our business is modestly seasonal overall. Our operations generally experience higher volumes of vehicle sales in the second and third quarters of each year, due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. Accordingly, we expect our revenues and profitability to be generally lower in our first and fourth quarters as compared to our second and third quarters. The greatest seasonalities exist with the dealerships in the northeastern United States, for which the second and third quarters are the strongest with respect to vehicle-related sales. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.

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

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the reports and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions and successfully integrate acquisitions, we may be unable to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited growth potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our substantial amount of indebtedness may limit our ability to obtain financing for acquisitions and will require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	changes in the European Commission’s regulations regarding automobile manufacturers may have an adverse effect on our European operations; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.

      Furthermore,

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of September 30, 2003, a 100 basis point change in interest rates would result in an approximate $4.8 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or Prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to reduce the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to swap agreements pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for 5.86% fixed rate debt through January 2008 and a notional $350.0 million of our floating rate floor plan debt was exchanged for 3.15% fixed rate debt through March 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements, a 100 basis point change in interest rates would result in an approximate $4.2 million change to our annual floor plan interest expense.

      Interest rate fluctuations affect the fair market value of our fixed rate debt, including the Notes and certain seller financed promissory notes, but do not impact our earnings or cash flows.

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

Item 4.     Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the most recent evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. In the third quarter we enhanced our internal controls by (1) documenting an internal policy that generally requires review and approval of all original accounting entries, and (2) adding certain procedures to our internal audits. Other than these additions, there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 — Legal Proceedings

      The Company and its subsidiaries are involved in litigation that has arisen in the ordinary course of business. None of these matters, either individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations or financial condition.

Item 6 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

10.1	United Auto Group, Inc. Management Incentive Plan (effective July 1, 2003)
10.2	Limited Liability Company Agreement of UAG Mentor Acquisition, LLC dated July 1, 2003 between us and YAG Mentor Investors, LLC
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K.

      The Company filed the following Current Report on Form 8-K during the quarter ended September 30, 2003:

1. July 30, 2003, reporting under Items 5 and 9 the Company’s financial and other results for the second quarter 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chief Executive Officer

Date: November 13, 2003

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: November 13, 2003

EXHIBIT INDEX

10.1	United Auto Group, Inc. Management Incentive Plan (effective July 1, 2003)
10.2	Limited Liability Company Agreement of UAG Mentor Acquisition, LLC dated July 1, 2003 between us and YAG Mentor Investors, LLC
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002