Form 10-K
period 2003-12-31
UNITED AUTO GROUP INC
filed 2004-03-15
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

          The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2003 was $475,718,000.

          As of March 1, 2004, there were 41,819,449 shares of voting common stock outstanding.

Documents Incorporated by Reference

          Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2004 Annual Meeting of the Stockholders to be held May 21, 2004 are incorporated by reference into Part III, Items 10-14.

Items		Page

PART I
1.	Business	1
2.	Properties	12
3.	Legal Proceedings	12
4.	Submission of Matters to a Vote of Security-Holders	13
PART II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	14
6.	Selected Consolidated Financial Data	15
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
7A.	Quantitative and Qualitative Disclosures about Market Risk	33
8.	Financial Statements and Supplementary Data	34
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
9A.	Disclosure Controls and Procedures	34
PART III
10.	Directors and Executive Officers of the Registrant	35
11.	Executive Compensation	35
12.	Security Ownership of Certain Beneficial Owners and Management	35
13.	Certain Relationships and Related Transactions	35
14.	Principal Accountant Fees and Services	35
PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	36
Certificate of Incorporation
First Supplemental Indenture dated 12/19/03
Amended & Restated Stock Option Plan
Amended & Restated Equity Compensation Plan
Amended & Restated Non-Employee Director Comp Plan
Subsidiaries
Consent of Deloitte & Touche LLP
Consent of KPMG Audit Plc
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

i

PART I

Item 1.	Business

      We are the second largest automotive retailer in the United States as measured by total revenues and have the highest concentration of revenues from foreign and luxury brands among the publicly-traded automotive retailers. As of March 1, 2004, we owned and operated 137 franchises in the United States and 83 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands, with 78% of our revenues in 2003 generated from the combined sales of foreign brands such as Toyota, Honda, BMW, Lexus and Mercedes. In 2003, luxury brands represented 46% of our revenues. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale of higher margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

      Much of our growth and success over the last four years has resulted from the experienced leadership of Roger S. Penske and our management team. Since May 1999, Mr. Penske, through Penske Corporation and its affiliates, has invested approximately $210 million in our equity securities. Since 1999, when Mr. Penske assumed leadership, our management team has improved same-store retail revenues by an average rate of 7.9% per year, grown total revenues from $3.2 billion in 1998 to $8.7 billion in 2003, and increased our income from continuing operations per diluted common share from $0.57 in 1998 to $2.07 in 2003.

      We benefit from our diversified revenue stream, which we believe helps to mitigate the historical cyclicality found in some other automotive sectors. Revenues from higher margin service and parts and finance and insurance sales are typically less cyclical than retail vehicle sales, and constitute the majority of our gross profit. The following graphic shows the percentage of our revenues by product area along with their respective contribution to our overall gross profit:

Revenue Mix	Gross Profit Mix

Business Strategy

      Our strategy is to increase our profitability by selling and maintaining the finest automotive brands in premium facilities. We believe offering our customers superior customer service in a premium location fosters a long-term relationship, which helps generate repeat and referral business, particularly in our higher-margin service and parts business. We believe our focus on developing a loyal customer base has helped to generate industry-leading same-store-sales and allowed us to increase our high margin service and parts sales. In addition, our national dealership base and international presence allows us to achieve cost savings and implement best practices, while also providing access to a broad base of potential acquisitions.

Offer Outstanding Brands in World Class Facilities

      Foreign vehicle brands have gained significant U.S. market share in the past five years, increasing from 31% to 40% of the total market. We have the highest concentration of revenues from foreign and luxury brands among the publicly-traded automotive retailers. We offer a full range of vehicle brands, however, 78% of our revenues in 2003 came from the combined sales of foreign brands such as Toyota, Honda, BMW, Lexus and Mercedes. In 2003, luxury brands represented 46% of our revenues. We believe our brand mix will allow us to continue to improve same-store sales and gross profits, as we believe luxury and foreign brands will increase market share and have higher parts, service and repair revenues.

      The following chart demonstrates our total revenue by brand:

      We sell and service these brands in our world-class facilities. We believe offering these outstanding brands in world-class facilities drives repeat and referral business, particularly in our higher margin service and parts operations. Where advantageous, we attempt to aggregate our dealerships in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of our brands at the location. We also attempt to locate our dealerships in highly concentrated or rapidly growing demographic areas. We believe these strategies allow us to benefit by leveraging our operating expenses over a larger base of dealerships.

      For example, our Scottsdale 101 Auto Mall, the nation’s largest premium luxury automobile shopping destination, features ten separate showrooms and franchises with over 450,000 square feet of facilities. Typically, customers may choose from an inventory of over 2,000 new and used vehicles, and have access to approximately 250 service bays with service capacity of approximately 1,000 vehicles per day. It also features an on/off road test course where customers may experience the uniqueness of the brands offered. We will continue to evaluate other opportunities to aggregate our facilities to reap the benefits from a destination location.

Expand Existing Revenues and Grow Higher Margin Businesses.

      We aim to grow our business through increasing same-store sales at existing dealerships and by acquiring dealerships with strategic geographic locations and future growth potential. We also focus particularly on developing our higher margin businesses: used vehicles, finance, insurance and other products, service and parts sales and collision repair.

      Same-Store Sales. We believe our emphasis on improving customer service and upgrading our facilities will result in continued increases in same-store sales. We generally offer premium showrooms and displays and have recently added service bays and modernized many of our facilities. We believe these factors have helped to generate 2003 same-store retail revenue increases of 5.9% for new vehicles, 7.3% for used vehicles, 11.3% for finance and insurance and 7.3% for service and parts.

      Targeted Acquisitions. As of December 31, 2003, approximately 94% of the automotive retail market remained unconsolidated. We believe that attractive acquisition opportunities exist both in the U.S. and abroad for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. We seek to acquire dealerships with strategic geographic locations and significant earnings growth potential. We focus both on larger dealership operations that will benefit from our management assistance, manufacturer relations and scale of operations, as well as individual dealerships that can be effectively integrated into our existing operations.

      Higher Margin Business. Our increased new vehicle sales assist in developing our higher margin service and parts sales and finance and insurance sales. In 2003, our retail gross margins for these operations were 48.3% for service and parts and collision repair services and 100% for finance and insurance.

      Used Vehicles. Sales of used vehicles typically generate higher gross profit margins than sales of new vehicles because of limited comparability among them and the subjective nature of their valuation. Used vehicle sales have increased in part due to an increase in the availability of late-model, low-mileage, vehicles from termination of short-term leases and the adoption of manufacturer certified programs offering high quality, under-warranty vehicles. We believe our focus on manufacturer certified programs and increased vehicle availability as a result of our scale will continue to yield additional increases in used vehicle sales.

      Finance, Insurance and Other Aftermarket Products. Each sale of a vehicle provides us the opportunity to assist in financing the sale, sell the customer a third party extended service contract or insurance product and sell other aftermarket products, such as cellular phones, alarms and protective coatings. In order to improve our finance and insurance business, we are focusing on enhancing and standardizing our salesperson training program and increasing our product offerings.

      Service and Parts and Collision Repair. In 2003, we added numerous service bays and collision repair centers across our dealerships in an effort to expand this higher-margin segment of our business. Unlike independent service shops, our dealerships perform manufacturer warranty work which, because it is paid for by the manufacturer, is a more dependable source of repeat business. To increase this business, our dealerships track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. Warranty work accounts for approximately 40% of our service and parts revenue, with the balance being customer-pay work. We believe that our brand-mix, superior customer service and world-class facilities each contribute to the high level of customer pay work.

      We also own 35 collision repair centers. As each of these is operated as an integral part of our dealership operations, the repair centers benefit from the dealerships’ repeat and referral business.

Offer Outstanding Customer Service.

      Our ability to generate and maintain repeat and referral business depends on our ability to deliver superior customer service. We believe that customer satisfaction contributes directly to significant increases in same-store sales. By offering outstanding brands in world class facilities, and through “one-stop” shopping convenience, competitive pricing and our knowledgeable sales staff, we aim to establish lasting relationships with our customers, which enhances our reputation in the community and creates the opportunity for significant repeat and referral business.

      The quality of customer service provided by our dealerships’ sales and service departments is measured by customer satisfaction index (“CSI”) scores, which are derived from data accumulated by manufacturers through individual customer surveys. We rely on this data to track the performance of dealership operations and use it as a factor in determining the compensation of general managers and sales and service personnel in our dealerships. The majority of our dealerships exceeded manufacturer CSI metrics in 2003.

Maintain Diversified Revenue Stream and Variable Cost Structure.

      We believe that our diversified revenue mix may mitigate the historical cyclicality of new vehicle sales. In addition, our variable cost structure affords us flexibility in responding to economic cycles. We believe that demand for our higher margin businesses is less affected by economic cycles than demand for new vehicles, as consumers are likely to continue to purchase used vehicles and service their vehicles in spite of difficult economic times. Our dealership operations are also diversified both in terms of the brands of vehicles they offer and geographic location, including internationally, as we operate 83 dealerships abroad, predominately in the United Kingdom.

      A significant percentage of our operating expenses are variable, such as sales compensation, floor plan interest expense (inventory-secured financing) and advertising, which we can adjust over time to reflect economic trends. Variable expenses like these can be more easily managed in difficult economic times. Currently, gross profit generated from our service and parts business absorbs a substantial portion of our total operating expenses, excluding salespersons’ compensation and advertising.

Capitalize on Experienced, Growth-Oriented Leadership Team.

      In May 1999, Roger S. Penske, a forty-year automotive industry veteran, became our Chairman and Chief Executive Officer. Mr. Penske has substantial experience as a leading operator in the automotive industry and a proven record of successful integration of acquired businesses. Under Mr. Penske’s leadership, we have enhanced our management team and forged mutually productive relationships with the domestic and international automotive manufacturers and suppliers.

Leverage Scale and Implement “Best Practices”.

      As one of the nations largest automotive retailers, we aim to eliminate redundant operating costs, such as marketing, supply and administrative costs, and take advantage of our purchasing power. Our scale also assists in managing inventory across dealerships. In addition, through our brand managers, who facilitate our relationship with each manufacturer, we leverage our industry relations to foster communication and cooperation between like brand dealerships throughout our organization.

      Our senior management and dealership management meet regularly to review the operating performance of our dealerships, examine industry trends and, where appropriate, agree on specific operating improvements. Key financial information is discussed and compared to other dealerships across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization so that each of our dealerships can benefit from the successes of our other dealerships and the knowledge and experience of our senior management.

Industry Overview

      With approximately $1 trillion in aggregate annual new vehicle, used vehicle and service and parts sales, the automotive retail industry is the largest retail trade sector in the United States, accounting for over 20% of the total U.S. retail sales. The industry is highly fragmented and largely privately held. There were about 22,000 franchised dealerships nationwide as of January 1, 2003, with the ten largest automotive retail groups accounting for approximately 6% of the total industry revenue.

      Of the close to $1 trillion in aggregate annual sales, new vehicle sales represent approximately $380 billion, or 38% of total revenues, used vehicle sales represent approximately $375 billion, or 37% of total industry revenues, followed by service and parts, which represent approximately $200 billion, or 20% of total revenues. In addition to new and used vehicles, dealerships offer a wide range of other higher-margin products and services, including service and repair work, replacement parts, third party extended service contracts, financing and credit insurance. Franchised dealers contributed $83 billion, or 41%, of the approximately $200 billion service and parts sector.

      According to industry data, the number of franchised dealerships has declined from approximately 24,000 dealerships in 1990 to approximately 22,000 dealerships today. Although significant consolidation has already taken place, the industry today remains highly fragmented, with approximately 94% of the industry’s market share remaining in the hands of smaller regional and independent players. We believe that further consolidation in the industry is likely due to increased capital requirements of dealerships, the limited number of viable alternative exit strategies for dealership owners and the desire of certain manufacturers to strengthen their brand identity by consolidating their franchised dealerships.

      New vehicle unit sales are cyclical and, historically, fluctuations are influenced by factors such as interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability and consumer confidence. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers to declines in new vehicle sales. Historically, automotive retailers’ pre-tax profit margins have remained relatively stable, even in recessionary periods, while the average pre-tax profit margins of the three largest U.S. automobile manufacturers have fluctuated during the comparable periods. This has largely been due to a more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable, relating to sales personnel, advertising and inventory finance cost) and a more diversified revenue stream. In addition, automobile manufacturers typically increase dealer incentives when sales are slow in part to meet production quotas set by contracts with labor unions, which further increases the volatility in profitability for automobile manufacturers and decreases the volatility for automotive retailers.

Acquisitions

      We have completed a number of dealership acquisitions since January 2001. Our financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      In March 2002, we acquired the Sytner Group, plc. one of the leading retailers of luxury vehicles in the United Kingdom. At that time, the Sytner Group operated 62 franchises. Since March 2002, the Sytner Group has acquired or been awarded 20 additional franchises and now operates 79 franchises. Sytner’s franchises include: Alpina, Audi, Bentley, BMW, Chrysler, Ferrari, Jaguar, Jeep, Land Rover, Lexus, Maserati, Mercedes-Benz, Mini, Porsche, Rolls Royce, Saab, Smart, Toyota, Volkswagen and Volvo. Revenues attributable to the Sytner Group for the years ended December 31, 2003 and 2002 were $1.7 billion and $1.0 billion, respectively.

      The following table sets forth information with respect to our current domestic dealerships acquired or opened since January 2001:

Date Opened
Dealership	or Acquired	Location	Franchises

Brett Morgan Chevrolet	1/01	Benton, AR	Chevrolet
Motorcars Toyota	2/01	Bedford, OH	Toyota
H.B.L	3/01	Vienna, VA	Mercedes Benz, Porsche, Audi
Honda of Nanuet	5/01	Nanuet, NY	Honda
Mercedes of Nanuet	5/01	Nanuet, NY	Mercedes Benz
North Olmsted Nissan	8/01	North Olmsted, OH	Nissan
Landers Nissan	8/01	Southaven, MS	Nissan
BMW of San Diego	10/01	San Diego, CA	BMW
Nelms Auto Group	10/01	Fayetteville, AR	Chevrolet, Honda, Acura
BMW of Austin	7/02	Austin, TX	BMW
Goodson Dodge North	7/02	Spring, TX	Dodge
Honda Bloomfield	8/02	Bloomfield Hills, MI	Honda
Landers Hummer	9/02	Benton, AR	Hummer

Date Opened
Dealership	or Acquired	Location	Franchises

Landers Hummer North	9/02	Fayetteville, AR	Hummer
Cerritos Hummer	9/02	Cerritos, CA	Hummer
Mini North Scottsdale	11/02	Phoenix, AZ	Mini
Audi North Scottsdale	11/02	Phoenix, AZ	Audi
Jaguar North Scottsdale	11/02	Phoenix, AZ	Jaguar
Lincoln-Mercury North Scottsdale	11/02	Phoenix, AZ	Lincoln, Mercury
Volkswagen North Scottsdale	11/02	Phoenix, AZ	Volkswagen
Lincoln-Mercury Volvo of Tulsa	12/02	Tulsa, OK	Lincoln, Mercury, Volvo
Aston Martin Tysons	3/03	Vienna, VA	Aston Martin
Pioneer Ford West	4/03	Goodyear, AZ	Ford
Inskip AutoCenter	4/03	Warwick, RI	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, Porsche and Volvo
Inskip Maserati	12/03	Warwick, RI	Maserati
Ronald Moran Cadillac	1/04	Torrance, CA	Cadillac
Maserati of Tulsa	2/04	Tulsa, OK	Maserati

      In addition, in July 2001, we invested in the Tulsa Auto Collection, a group of dealerships owned indirectly by Ford Motor Company, in Tulsa, Oklahoma, consisting of seven dealerships representing the Ford, Jaguar and Mazda brands. We currently own 50% of the Tulsa Auto Collection. We also are a 50% investor in six dealerships in Germany, and a minority investor in two dealerships in Mexico. Since 2001, we also have divested 20 dealerships. We expect to continue to pursue acquisitions and related transactions in the future, although there can be no assurance that we will succeed in this strategy.

Dealership Operations

      Franchises. The following chart reflects our franchises by location:

Location	Franchises

Arizona	22
Arkansas	15
California	10
Connecticut	4
Florida	5
Georgia	4
Indiana	2
Louisiana	1
Michigan	6
Mississippi	2
New Jersey	13
New York	3
North Carolina	3
Ohio	7
Oklahoma	10
Puerto Rico	6
Rhode Island	10
South Carolina	2
Tennessee	3
Texas	4
Virginia	5

Total Domestic	137

United Kingdom	79
Brazil	4

Total Foreign	83

Total Worldwide	220

      The following chart reflects our dealership mix by franchise:

Franchise	U.S.	Intl.	Total

DaimlerChrysler	24	18	42
Toyota/Lexus	19	14	33
Ford/PAG	17	16	33
BMW/MINI	8	17	25
General Motors	22	1	23
Honda/Acura	17	1	18
Nissan/Infiniti	10	—	10
Audi	5	3	8
Porsche	4	2	6
Others	11	11	22

Total	137	83	220

      Management. Each dealership or group of dealerships has independent operational and financial management responsible for day-to-day operations. We believe experienced local managers are better qualified to make day-to-day decisions concerning successful operation of the dealership and can be more responsive to our customers’ needs. Our local dealership management not only have experience in the automotive industry but also are familiar with the local dealership’s market. Our regional management oversees operations at the individual dealerships and supports the dealerships operationally and administratively.

      New Vehicle Sales. New vehicle sales represented 60% of our revenue and 34% of our gross profit in 2003. As of March 1, 2004, we sold over forty brands of domestic and import family, sports and luxury cars, light trucks and sport utility vehicles through 220 franchises in 20 states, Puerto Rico, the U.K. and Brazil. As of March 1, 2004, we sold the following brands: Acura, Alpina, Aston Martin, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Dodge, Ferrari, Ford, GMC Truck, Honda, Hummer, Hyundai, Infiniti, Jaguar, Jeep, Land Rover, Lexus, Lincoln-Mercury, Lotus, Maybach, Mazda, Maserati, Mercedes Benz, Mini, Nissan, Pontiac, Porsche, Rolls Royce, Bentley, SAAB, Scion, Smart, Suzuki, Toyota, Volvo and Volkswagen.

      Our customers finance their purchases of new vehicles through both traditional financing sources as well as through consumer automobile leasing companies. Lease transactions are typically provided to consumers by short term financing sources. Off lease vehicles returned to the finance sources provide us a market of low mileage, late model vehicles for our used vehicle sales operations. Short-term leases also give us the opportunity to obtain repeat business from customers on a more regular basis than traditional purchase transactions.

      Our new vehicles are acquired by our dealerships directly from the manufacturer. Because of our long term presence in the automotive retail market, the reputation of our management team, our dedication to building and maintaining positive relationships with our manufacturers, and our consistent high sales volume from our dealerships, we believe that we can obtain high quality, in demand models for our customers. At December 31, 2003, our dealerships maintained on average a 57 day supply of new vehicles. Our dealerships finance the purchase of new vehicles from the manufacturers through floor plan financing provided by the manufacturers’ captive finance companies.

      Used Vehicle Sales. Used vehicle sales represented 27% of our revenue and 13% of our gross profit in 2003. We generally acquire used vehicles from auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. We clean, repair and recondition, as necessary, generally at our own service facilities, all used vehicles we acquire for resale. Used vehicles account for a significant portion of the revenues at each of our dealerships. Used vehicles typically sell for lower prices than new vehicles, but often generate higher margins and are less cyclical, especially at our domestic dealerships.

      We believe growth opportunities relating to used vehicle sales exist due to decreased customer concerns regarding used vehicles as more well respected dealerships are engaging in the sale of high-quality, low-mileage, late model used vehicles, coupled with the proliferation of manufacturer certification processes for these vehicles. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in any available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided the benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. In addition, we offer for sale third-party extended service contracts on all of our used vehicles. During 2003, our dealerships maintained on average a 36 day supply of used vehicles.

      Vehicle Finance, Extended Service and Insurance Sales. Finance and insurance sales represented 2% of our revenue and 17% of our gross profit in 2003. At our customers’ option, our dealerships arrange third party financing for our customers’ vehicle purchases, sell third party vehicle extended service contracts and arrange third party insurance in connection with vehicle financing. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances such as default under a financing arrangement or other circumstances. We receive a portion of the cost of financing paid by the customer as fee income for each financed sale, however, we generally are limited in the amount of revenue per transaction we may receive from certain finance products by these finance companies. We also offer for sale other aftermarket products, such as cellular phones, alarms and protective coatings.

      Service and Parts Sales. Service and parts sales represented 11% of our revenue and 36% of our gross profit in 2003. We generate service and parts sales at each of our dealerships, primarily relating to the vehicle models sold at that dealership. We perform both warranty and non-warranty work. Our service and parts revenues have increased each year, in large part due to our increased service capacity and increasingly complex technology in vehicles, which makes it difficult for independent repair facilities to maintain, diagnose problems in and repair today’s automobiles. As part of our agreements with our manufacturers, we obtain all equipment required by the manufacturer and needed to service and maintain each make of vehicle sold at any particular dealership.

      A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service history and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships also have extended evening and weekend service hours to add convenience for our customers. We also own 35 collision repair centers, each of which is operated as an integral part of our dealership operations.

      Internet Presence. In order to enhance our customer service, each of our dealerships maintains its own website, and our corporate website, www.unitedauto.com, provides a link to each of our dealership websites allowing consumers to source information and communicate directly with our dealerships locally. In addition, many automotive manufacturers’ websites link to our dealerships’ websites.

      According to industry analysts, the majority of car buyers nationwide will consult the Internet for new and pre-owned automotive information. The Internet is generating better-informed consumers and improving the efficiency of the sales process. Using our dealership websites, consumers can electronically search our inventory for vehicles that meet their model, feature requirements and price range. Our websites provide a service for the entire purchase process, including detailed information about vehicle availability, photos, prices, promotions, specifications, reviews, and financial applications. We believe these features make it easier for consumers to meet all of their automotive research needs. Customers can contact dedicated Internet sales consultants on line via unitedauto.com, the dealership websites or third party lead providers.

      We have also partnered with CarsDirect.com, a leading online car buying service which provides consumers with a full menu of research features. Consumers can also use CarsDirect.com to either buy a vehicle online or be sent to a network of dealerships in their market, including most of our dealerships. Research features include detailed safety ratings and reviews, financing, extended warranties, insurance quotes, anti-theft products and trade-in appraisals.

Management Information Systems

      The Company consolidates financial, accounting and operational data received from our domestic dealers through an exclusive private communications network. The data from these dealers is gathered and processed through individual dealer management systems. All of our domestic dealerships use hardware and software from ADP, Inc. or the Reynolds and Reynolds Company for their management system. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures.

      Our private communication network allows us to extract and aggregate information from the two systems in a consistent format to generate consolidating financial and operational data. The system also allows us to access detailed information for each dealership in the U.S., individually, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze these dealerships’ operating results and financial position so as to identify areas for improvement. Our technology also enables us to quickly integrate dealerships or dealership groups we acquire in the U.S.

      Our foreign dealership financial, accounting and operational data is processed through dealer management systems provided by a number of local software providers. Financial and operational information is aggregated following U.S. policies and accounting requirements and in the Company’s U.S. reporting format to ensure consistency of results among our worldwide operations.

Marketing

      We believe that our marketing programs have contributed to our sales growth. Our advertising and marketing efforts are focused at the local market level, with the aim of building both our new and repeat sales and service business. We utilize many different media for our marketing activities, including newspapers, magazines, television, radio and the Internet. We also assist our local management in running special marketing events to generate sales such as tent sales or local product placement. Automobile manufacturers supplement our local and regional advertising efforts by producing large advertising campaigns to support their brands, promote attractive financing packages and draw traffic to local area dealerships. We believe that our ability to obtain favorable terms and other valuable concessions from advertising media should enable us to realize continued cost savings in marketing. In an effort to realize increased efficiencies, we are focusing on common marketing metrics across the Company, as well as negotiating enterprise arrangements for many marketing resources.

Agreements with Vehicle Manufacturers

      Each of our dealerships operates under separate franchise agreements with the manufacturers of each brand of vehicle sold at the dealership. These agreements contain provisions and standards governing almost every aspect of the operations of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), inventory, warranties offered to customers, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, information systems and monthly financial reporting. Typically, the general manager and/or the owner of a dealership may not be changed without the manufacturer’s consent.

      In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands at our dealerships. Some of our franchise agreements expire after a specified period of time, ranging from one to five years. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changing the dealership’s management or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit information to the manufacturer on a timely basis, changes in the dealership’s owners without consent, pledging the dealership’s stock, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement, subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. Many agreements grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership.

      Our agreements with manufacturers usually give the manufacturers the right, in some circumstances (including upon a merger, sale, or change of control of the Company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships that sell the manufacturers’ brands. In particular, our agreement with General Motors Corporation provides that, upon a proposed sale of 20% or more of our voting stock to any other person or entity (other than for passive investment) or another manufacturer, an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire at fair market value, all assets, properties and business of any General Motors dealership owned by us. In addition, General Motors has a right of first refusal if we propose to sell any General Motors dealer to a third party. Our agreements with other major manufacturers contain provisions similar to the General Motors provisions. Some of the agreements also prohibit us from pledging, or impose significant limitations on our ability to pledge, the capital stock of some of our subsidiaries to lenders.

Competition

      For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas. We do not have any cost advantage in purchasing new vehicles from the manufacturer, and typically we rely on our world-class facilities, advertising and merchandising, sales expertise, service reputation and the location of our dealerships to sell new vehicles. Each of our markets may include a number of well-capitalized competitors that have extensive automobile dealership managerial experience and strong retail locations and facilities. We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. In recent years, automotive dealers have also faced increased competition in the sale of new vehicles from independent leasing companies and on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of operating on smaller gross profit margins and offering lower sales prices than franchised dealers.

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

      We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised and unfranchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer’s brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

      According to various industry sources, the automotive retail industry is served by approximately 22,000 franchised automotive dealerships, approximately 55,000 independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions primarily through classified ads and by word of mouth. Several other public companies have established national or regional automotive retail chains. Additionally, certain vehicle manufacturers are engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealerships, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.

      We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increased pressures from on-line automotive websites, including those developed by automobile manufacturers and other dealership groups. Consumers use the Internet to compare prices for vehicles and related services, which may cause reduced margins for new vehicles, used vehicles and related services.

Employees and Labor Relations

      As of December 31, 2003, we employed approximately 13,000 people, approximately 400 of whom are covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and the Company’s equity incentive compensation plans. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

      We may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct which contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.

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

Insurance

      Due to the nature of the automotive retail industry and the large inventory maintained by dealerships, automotive retail dealerships generally require significant levels of insurance covering a broad variety of risks. The business is subject to substantial risk of property loss due to the significant concentration of property values at dealership locations, including vehicles and parts. Other potential liabilities arising out of our operations involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.

      Accordingly, we have purchased liability and property insurance subject to specified deductibles and loss retentions. We also purchase umbrella and excess insurance to provide insurance in excess of our primary liability insurance. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of purchasing insurance change. Although we have, subject to limitations and exclusions, substantial insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our results of operations, financial condition or cash flows.

Available Information

      United Auto’s internet website address is www.unitedauto.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We are incorporated in the State of Delaware in December 1990 and began dealership operations in October 1992.

Item 2.     Properties

      We seek to structure our operations so as to minimize the ownership of real property. As a result, we lease or sublease substantially all of our dealerships and other facilities. These leases are generally for a period of between five and 20 years and are typically structured to include renewal options for an additional five to ten years in our favor. We lease office space in Bloomfield Hills, Michigan and Secaucus, New Jersey for our administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

Item 3.     Legal Proceedings

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 1, 2004, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows. We are a party to several class action lawsuits. While we believe these actions are without merit, any settlement or adverse ruling of one or more of these cases may result in the payment of significant costs and damages.

Item 4.     Submission of Matters to a Vote of Security-Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the New York Stock Exchange under the symbol “UAG” since October 23, 1996. As of March 1, 2004, there were 220 holders of record of our common stock.

      The following table shows the high and low per share sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for each quarter of 2003 and 2002.

	High	Low

2003:
First Quarter	$13.63	$9.81
Second Quarter	22.43	11.38
Third Quarter	26.30	20.93
Fourth Quarter	32.02	23.10
2002:
First Quarter	$27.70	$20.20
Second Quarter	32.00	19.30
Third Quarter	21.70	12.52
Fourth Quarter	16.06	11.12

      We paid our first cash dividend on our common stock on December 1, 2003 and paid an additional dividend on March 1, 2004. Both dividends were in the amount of ten cents per share. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any existing indebtedness and other factors considered relevant by the Board of Directors.

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

      The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2003, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, our financial statements include the results of operations of the acquired dealerships from the date of acquisition. As a result of the acquisitions, our period to period results of operations vary depending on the dates of the acquisitions and this selected financial data is not necessarily indicative of our future results. During 2003 and 2002, the Company sold four and five dealerships, respectively, which have been treated as discontinued operations in accordance with SFAS No. 144. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,

	2003(1)	2002(2)	2001(3)	2000(3)	1999(3)

		(in millions, except per share data)
Consolidated Statement of Income Data:
Total revenues	$8,671.5	$7,209.8	$5,664.6	$4,408.9	$3,728.4
Gross profit	1,243.4	1,028.2	786.0	621.6	513.9
Income from continuing operations	85.7	59.7	42.0	32.4	25.1
Net income	82.9	62.2	44.7	30.0	27.5
Income from continuing operations per diluted common share	2.07	1.45	1.23	1.10	.95
Net income per diluted common share	2.00	1.51	1.31	1.02	1.04
Shares used in computing diluted share data	41.4	41.2	34.2	29.4	26.5
Balance Sheet Data:
Total assets	$3,137.2	$2,690.3	$1,884.1	$1,691.0	$1,233.2
Floor plan notes payable	1,138.5	882.1	565.4	625.3	437.4
Total debt (excluding floor plan notes payable)	651.9	666.2	555.9	418.8	228.5
Total stockholders’ equity	828.4	704.4	515.7	461.7	430.9

(1)	Includes a $3.1 million (net of tax) cumulative effect of an accounting change related to the adoption of EITF 02-16.

(2)	Includes a $22.8 million charge, which includes the estimated cash costs to be paid relating to employment contracts of certain employees terminated in connection with the streamlining of the Company’s dealership operations in the western region of the U.S. and the cost of a non-compete agreement with a former member of management which the Company determined no longer had a continuing economic benefit.

(3)	In accordance with SFAS 142, the Company stopped recording amortization expense relating to indefinite lived intangibles as of January 1, 2002. Amortization expense was $19.7 million, $15.4 million and $13.0 million in 2001, 2000 and 1999, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See “Forward Looking Statements.”

Overview

      We are the second largest automotive retailer in the United States as measured by total revenues. As of March 1, 2004, we owned and operated 137 franchises in the United States and 83 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands, however, 78% of our revenues in 2003 came from the combined sales of foreign brands such as Toyota, Honda, BMW, Lexus and Mercedes. In 2003, luxury brands represented 46% of our revenues. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale of higher margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

      New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing third-party finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts and collision repairs.

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

      Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

      Floor plan interest expense relates to indebtedness incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.

      We have acquired a number of dealerships each year since our inception. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, our financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts sales, our ability to realize returns on our significant capital investment in new and upgraded dealerships, and the success of our international operations. See “Forward Looking Statements.”

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting standards generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgment. Such judgments influence the reported amounts of the assets, liabilities, revenues and expenses in the Company’s consolidated financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management’s determination that modifications in assumptions and estimates are appropriate may result in a material change in our future results of operations or financial position as reported in the consolidated financial statements.

      Following is a summary of the accounting policies applied in the preparation of our consolidated financial statements that management believes are most dependent upon the use of estimates and assumptions.

Revenue Recognition

Vehicle, Parts and Service Sales

      We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that we offer to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to us are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules.

Finance and Insurance Sales

      We arrange financing for customers through various financial institutions and receive a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. We also receive commissions from the sale of various third-party insurance products to customers, including credit, life, and health insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. We are not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to commissions is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of chargeback exposure is based on our historical chargeback experience arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Intangible Assets

Useful Lives

      Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations consummated subsequent to July 1, 2001, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. We believe the franchise value of our dealerships have an indefinite life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost;

•	Our industry’s history shows that manufacturers rarely terminate franchise agreements; and

•	State franchise laws are typically in favor of the franchisee and limit the franchisor’s ability to terminate the franchise agreement without substantial cause.

      Intangible assets are amortized over their estimated useful lives.

Impairment Testing

      Our intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed annually through a comparison of the fair value of the asset with its carrying value. If the carrying value of a franchise exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We evaluate the remaining useful life of our franchises at each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed annually at the “reporting unit” level. We have three “regions” each of which has been determined to be a reporting unit because discrete financial information is available for each region and each region’s operating results are regularly reviewed by our Chief Executive Officer and executive management team. If the carrying amount of a reporting unit is determined to exceed its fair value, an impairment loss is recognized.

Investments

      Investments include marketable securities and investments in businesses accounted for under the equity method. Marketable securities include investments in debt and equity securities. Marketable securities held by us are typically classified as available for sale and are stated at fair value in our Consolidated Balance Sheets with unrealized gains and losses included in Other Comprehensive Income. Our investments are reviewed on at least an annual basis for impairment. Declines in investment values that are deemed to be other than temporary would result in an impairment charge adjusting the investments’ carrying value to fair value. A majority of our investments are in joint venture relationships that are more fully described in “Joint Ventures” in this Management’s Discussion and Analysis. Such joint ventures are accounted for under the equity method, under which we record our proportionate share of joint venture income each period.

Self-Insurance

      We retain risk relating to certain of our general liability insurance, workers’ compensation insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, but we typically pay per occurrence deductibles and have pre-determined maximum exposure limits for each insurance period. The majority of losses, if any, above the pre-determined exposure limits are typically paid by third-party insurance carriers. Our estimate of future losses is prepared by management using the Company’s historical loss experience and industry based development factors.

Income Taxes

      Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses which are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our financial statements. Deferred tax liabilities generally represent expenses recognized in our financial statements for which payment has been deferred or deductions taken on our tax return which have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.

New Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” was issued in April 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. We do not expect SFAS No. 149 to have a material impact on our consolidated financial position, result of operations or cash flows.

      SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). We do not expect SFAS No. 150 to have a material impact on our consolidated financial position, result of operations or cash flows.

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 50 (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46-R also deferred the effective date of FIN 46 for entities not considered special-purpose entities to the first reporting period that ends after March 15, 2004. We do not expect FIN 46 to have a material impact on our consolidated financial position, result of operations or cash flows.

Results of Operations

     (in millions, except unit and per unit amounts)

			2003 vs. 2002				2002 vs. 2001

	2003	2002	Change	% Change	2002	2001	Change	% Change
Total Retail Data
Total retail unit sales	258,980	227,674	31,306	13.8%	227,674	192,591	35,083	18.2%
Total same store retail unit sales	204,737	196,636	8,101	4.1%	173,239	171,492	1,747	1.0%
Total retail sales revenue	$8,026.9	$6,650.2	$1,376.7	20.7%	$6,650.2	$5,199.3	$1,450.9	27.9%
Total same store retail sales revenue	$5,838.5	$5,483.6	$354.9	6.5%	$4,795.9	$4,606.4	$189.5	4.1%
Total retail gross profit	$1,241.7	$1,031.8	$209.9	20.3%	$1,031.8	$786.8	$245.0	31.1%
Total retail gross margin	15.5%	15.5%	0.0%	0.0%	15.5%	15.1%	0.4%	2.5%

Units

      Retail data includes new vehicle, used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 31,306, or 13.8%, from 2002 to 2003 and increased by 35,083, or 18.2%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) an 8,101, or 4.1%, increase in same store retail unit sales and (2) a 23,205 unit increase from net dealership acquisitions during the year. The increase from 2001 to 2002 is due to: (1) a 1,747, or 1.0%, increase in same store retail unit sales and (2) a 33,336 unit increase from net dealership acquisitions during the year. We believe that the same store increases during 2003 and 2002 are due in part to our favorable brand mix, which includes a higher concentration of foreign and luxury nameplates that have been increasing market share in the U.S. and aggressive incentive programs offered by domestic nameplate manufacturers beginning in the fourth quarter of 2001 that have helped sustain the overall new vehicle sales environment.

Revenues

      Retail sales revenue increased $1,376.7 million, or 20.7%, from 2002 to 2003 and increased $1,450.9 million, or 27.9%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a $354.9 million, or 6.5%, increase in same store revenues and (2) a $1,021.8 million increase from net dealership acquisitions during the year. The same store revenue increase is due to (1) a 4.1% increase in retail unit sales, which increased revenue by $183.3 million, (2) an $868, or 3.2%, increase in average new vehicle revenue per unit, which increased revenue by $117.1 million, (3) a $47, or 6.9%, increase in average finance and insurance revenue per unit, which increased revenue by $9.2 million and (4) a $45.3 million, or 7.3%, increase in service and parts revenues. The increase from 2001 to 2002 is due to: (1) a $189.5 million, or 4.1%, increase in same store revenues and (2) a $1,261.4 million increase from net dealership acquisitions during the year. The same store revenue increase is due to (1) a 1.0% increase in retail unit sales, which increased revenue by $58.2 million, (2) a $699, or 2.6%, increase in average new vehicle revenue per unit, which increased revenue by $81.3 million, (3) a $174, or 1.1%, increase in average used vehicle revenue per unit, which increased revenue by $9.6 million, (4) a $59, or 9.3%, increase in average finance and insurance revenue per unit, which increased revenue by $10.2 million, and (5) a $30.2 million, or 5.9%, increase in service and parts revenues.

Gross Profit

      Retail gross profit increased $209.9 million, or 20.3%, from 2002 to 2003 and increased $245.0 million, or 31.1%, from 2001 to 2002. The increase from 2002 to 2003 is due to (1) a 13.8% increase in retail unit sales, which increased gross profit $94.2 million, (2) a $98, or 2.3%, increase in average gross profit per vehicle retailed, which increased gross profit by $15.8 million, (3) a $48, or 6.4%, increase in average finance and insurance revenue per unit which increased gross profit by $10.9 million and (4) an $89.0 million, or 25.0%, increase in service and parts gross profit. The increase from 2001 to 2002 is due to (1) an 18.2% increase in retail unit sales, which increased gross profit by $103.8 million, (2) a $365, or 9.3%, increase in average gross profit per vehicle retailed, which increased gross profit by $33.9 million, (3) a $44, or 6.2%, increase in average finance and insurance revenue per unit, which increased gross profit by $8.5 million and (4) a $98.8 million, or 38.5%, increase in service and parts gross profit.

			2003 vs. 2002				2002 vs. 2001

	2003	2002	Change	% Change	2002	2001	Change	% Change
New Vehicle Data
New retail unit sales	170,664	153,730	16,934	11.0%	153,730	130,821	22,909	17.5%
Same store new retail unit sales	138,619	135,019	3,600	2.7%	118,983	116,342	2,641	2.3%
New retail sales revenue	$5,052.5	$4,292.1	$760.4	17.7%	$4,292.1	$3,470.7	$821.4	23.7%
Same store new retail sales revenue	$3,906.5	$3,687.9	$218.6	5.9%	$3,232.3	$3,079.2	$153.1	5.0%
New retail sales revenue per unit	$29,605	$27,920	$1,685	6.0%	$27,920	$26,530	$1,390	5.2%
Same store new retail sales revenue per unit	$28,182	$27,314	$868	3.2%	$27,166	$26,467	$699	2.6%
Gross profit — new	$422.2	$363.7	$58.5	16.1%	$363.7	$288.0	$75.7	26.3%
Average gross profit per new vehicle retailed	$2,474	$2,366	$108	4.6%	$2,366	$2,201	$164	7.5%
Gross margin % — new	8.4%	8.5%	(0.1%)	(1.4%)	8.5%	8.3%	0.2%	2.1%

Units

      Retail unit sales of new vehicles increased 16,934, or 11.0%, from 2002 to 2003 and increased 22,909, or 17.5%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a 3,600, or 2.7%, increase in same store retail unit sales and (2) a 13,334 unit increase from net dealership acquisitions during the year. The increase from 2001 to 2002 is due to: (1) a 2,641, or 2.3%, increase in same store retail unit sales and (2) a 20,268 unit increase from net dealership acquisitions during the year. We believe that these increases during 2003 and 2002 are due in part to our favorable brand mix, which includes a concentration of foreign and luxury nameplates that have been increasing market share in the U.S. and aggressive incentive programs offered by domestic nameplate manufacturers beginning in the fourth quarter of 2001 that have helped sustain the overall new vehicle sales environment.

Revenues

      New vehicle retail sales revenue increased $760.4 million, or 17.7%, from 2002 to 2003 and increased $821.4 million, or 23.7%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a $218.6 million, or 5.9%, increase in same store revenues and (2) a $541.8 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a 2.7% increase in retail unit sales, which increased revenue by $101.5 million, and a 3.2% increase in comparative average selling prices per unit, which increased revenue by $117.1 million. The increase from 2001 to 2002 is due to: (1) a $153.1 million, or 5.0%, increase in same store revenues and (2) a $668.3 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a 2.3% increase in retail unit sales, which increased revenue by

$71.7 million, and a 2.6% increase in comparative average selling prices per unit, which increased revenue by $81.4 million.

Gross Profit

      Retail gross profit from new vehicle sales increased $58.5 million, or 16.1%, from 2002 to 2003 and increased $75.7 million, or 26.3%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) an 11.0% increase in new retail unit sales, which increased gross profit by $41.9 million, and a $108, or 4.6%, increase in average gross profit per new vehicle retailed, which increased gross profit by $16.6 million. The increase from 2001 to 2002 is due to: (1) a 17.5% increase in new retail unit sales, which increased gross profit by $54.2 million, and a $164, or 7.5%, increase in average gross profit per new vehicle retailed, which increased gross profit by $21.5 million.

			2003 vs. 2002				2002 vs. 2001

	2003	2002	Change	% Change	2002	2001	Change	% Change
Used Vehicle Data
Used retail unit sales	88,316	73,944	14,372	19.4%	73,944	61,770	12,174	19.7%
Same store used retail unit sales	66,118	61,617	4,501	7.3%	54,256	55,150	(894)	(1.6%)
Used retail sales revenue	$1,847.0	$1,432.8	$414.2	28.9%	$1,432.8	$1,019.9	$412.9	40.5%
Same store used retail sales revenue	$1,119.5	$1,043.5	$76.0	7.3%	$896.9	$902.1	$(5.2)	(0.6%)
Used retail sales revenue per unit	$20,914	$19,377	$1,537	7.9%	$19,377	$16,511	$2,866	17.4%
Same store used retail sales revenue per unit	$16,932	$16,935	$(3)	0.0%	$16,531	$16,357	$174	1.1%
Gross profit — used	$168.0	$141.5	$26.5	18.7%	$141.5	$105.8	$35.7	33.7%
Average gross profit per used vehicle retailed	$1,902	$1,913	$(10)	(0.5%)	$1,913	$1,713	$200	11.7%
Gross margin % — used	9.1%	9.9%	(0.8%)	(7.9%)	9.9%	10.4%	(0.5%)	(4.8%)

Units

      Retail unit sales of used vehicles increased 14,372, or 19.4%, from 2002 to 2003 and increased 12,174, or 19.7%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a 4,501, or 7.3%, increase in same store used retail unit sales and (2) a 9,871 unit increase from net dealership acquisitions during the year. The increase from 2001 to 2002 is due to a 13,068 unit increase from net dealership acquisitions during the year, offset partially by an 894, or 1.6%, decrease in same store used retail unit sales.

Revenues

      Used vehicle retail sales revenue increased $414.2 million, or 28.9%, from 2002 to 2003 and increased $412.9 million, or 40.5%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a $76.0 million, or 7.3%, increase in same store revenues and (2) a $338.2 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a 7.3% increase in retail unit sales, which increased revenue by $76.2 million, offset somewhat by a slight decrease in comparative average selling prices per vehicle, which decreased revenue by $0.2 million. The increase from 2001 to 2002 is due to: a $418.1 million increase from net dealership acquisitions during the year, offset somewhat by a $5.2 million, or 0.6%, decrease in same store revenues. The same store revenue decrease is due to a 1.6% decrease in retail unit sales, which decreased revenue by $14.8 million, offset somewhat by a $174, or 1.1%, increase in comparative average selling prices per unit, which increased revenue by $9.6 million.

Gross Profit

      Retail gross profit from used vehicle sales increased $26.5 million, or 18.7%, from 2002 to 2003 and increased $35.7 million, or 33.7%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a 19.4% increase in used retail unit sales, which increased gross profit by $27.3 million, offset somewhat by a $10, or 0.5%, decrease in average gross profit per used vehicle retailed, which decreased gross profit by $0.8 million. The increase from 2001 to 2002 is due to: (1) a 19.7% increase in used retail unit sales, which increased gross profit by $23.3 million, and a $200, or 11.7%, increase in average gross profit per used vehicle retailed, which increased gross profit by $12.4 million.

			2003 vs. 2002				2002 vs. 2001

	2003	2002	Change	% Change	2002	2001	Change	% Change
Finance and Insurance Data
Total retail unit sales	258,980	227,674	31,306	13.8%	227,674	192,591	35,083	18.2%
Total same store retail unit sales	204,737	196,636	8,101	4.1%	173,239	171,492	1,747	1.0%
Finance and insurance revenue	$206.9	$171.0	$35.9	21.0%	$171.0	$136.2	$34.8	25.6%
Same store finance and insurance revenue	$147.8	$132.8	$15.0	11.3%	$120.7	$109.3	$11.4	10.4%
Finance and insurance revenue per unit	$ 799	$ 751	$ 48	6.4%	$ 751	$ 707	$ 44	6.2%
Same store finance and insurance revenue per unit	$ 722	$ 675	$ 47	6.9%	$ 697	$ 637	$ 59	9.3%

      Finance and insurance revenue increased $35.9 million, or 21.0%, from 2002 to 2003 and increased $34.8 million, or 25.6%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a $15.0 million, or 11.3%, increase in same store revenues and (2) a $20.9 million increase from net dealership acquisitions during the year. The same store revenue increase is due to (1) the 4.1% increase in retail unit sales, which increased revenue by $5.9 million and (2) a $47, or 6.9%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $9.1 million. The increase from 2001 to 2002 is due to: (1) an $11.4 million, or 10.4%, increase in same store revenues and (2) a $23.4 million increase from net dealership acquisitions during the year. The same store revenue increase is due to (1) a 1.0% increase in retail unit sales, which increased revenue by $1.2 million and (2) a $59, or 9.3%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $10.2 million.

			2003 vs. 2002				2002 vs. 2001

	2003	2002	Change	% Change	2002	2001	Change	% Change
Service and Parts Data
Service and parts revenue	$920.5	$754.3	$166.2	22.0%	$754.3	$572.5	$181.8	31.8%
Same store service and parts revenue	$664.7	$619.4	$45.3	7.3%	$546.0	$515.8	$30.2	5.9%
Gross profit	$444.6	$355.6	$89.0	25.0%	$355.6	$256.8	$98.8	38.5%
Gross margin	48.3%	47.1%	1.2%	2.5%	47.1%	44.9%	2.3%	5.1%

      Service and parts revenue increased $166.2 million, or 22.0%, from 2002 to 2003 and increased $181.8 million, or 31.8%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a $45.3 million, or 7.3%, increase in same store revenues and (2) a $120.9 million increase from net dealership acquisitions during the year. The increase from 2001 to 2002 is due to: (1) a $30.2 million, or 5.9%, increase in same store revenues and (2) a $151.6 million increase from net dealership acquisitions during the year. We believe that our service and parts business is being positively impacted by increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

			2003 vs. 2002				2002 vs. 2001

	2003	2002	Change	% Change	2002	2001	Change	% Change
Fleet Data
Fleet unit sales	5,831	6,003	(172)	(2.9%)	6,003	7,188	(1,185)	(16.5%)
Fleet sales revenue	$114.5	$108.2	$6.3	5.8%	$108.2	$138.5	$(30.3)	(21.9%)
Fleet sales revenue per unit	$19,636	$18,024	$1,612	8.9%	$18,024	$19,268	$(1,244)	(6.5%)
Gross profit — fleet	$2.6	$3.2	$(0.6)	(18.8%)	$3.2	$3.7	$(0.5)	(13.5%)
Average gross profit per fleet unit	$446	$533	$(87)	(16.4%)	$533	$515	$18	3.6%
Gross margin % — fleet	2.3%	3.0%	(0.7%)	(23.2%)	3.0%	2.7%	0.3%	10.7%

      Fleet revenues increased $6.3 million, or 5.8%, from 2002 to 2003 and decreased $30.3 million, or 21.9%, from 2001 to 2002. We have generally elected to de-emphasize low margin fleet business, however, opportunities to obtain such business are considered on a case by case basis. We may elect to selectively pursue fleet opportunities in circumstances where we believe we will be able to generate higher margin service and parts revenues throughout the life cycle of the fleet vehicle.

			2003 vs. 2002				2002 vs. 2001

	2003	2002	Change	% Change	2002	2001	Change	% Change
Wholesale Data
Wholesale unit sales	69,462	63,269	6,193	9.8%	63,269	53,107	10,162	19.1%
Same store wholesale unit sales	52,278	53,416	(1,138)	(2.1%)	47,700	47,573	127	0.3%
Wholesale sales revenue	$530.0	$451.3	$78.7	17.4%	$451.3	$326.8	$124.5	38.1%
Same store wholesale sales revenue	$332.9	$341.1	$(8.2)	(2.4%)	$293.2	$284.6	$ 8.6	3.0%
Wholesale sales revenue per unit	$7,630	$7,133	$ 497	7.0%	$7,133	$6,154	$ 979	15.9%
Same store wholesale sales revenue per unit	$6,368	$6,386	$ (18)	(0.3%)	$6,147	$5,982	$ 164	2.7%
Gross profit — wholesale	$ (0.9)	$ (6.9)	$ 6.0	87.0%	$ (6.9)	$ (4.6)	$ (2.3)	(50.0%)
Average gross profit per wholesale unit	$ (14)	$ (108)	$ 94	87.1%	$ (108)	$ (87)	$ (21)	(24.8%)
Gross margin % — wholesale	(0.2%)	(1.5%)	1.4%	88.9%	(1.5%)	(1.4%)	(0.1%)	(8.6%)

      Wholesale sales increased $78.7 million, or 17.4%, from 2002 to 2003 and increased $124.5 million, or 38.1%, from 2001 to 2002. The increase from 2002 to 2003 is due to an $86.9 million increase from net dealership acquisitions during the year, offset somewhat by an $8.2 million, or 2.4%, decrease in same store wholesale sales revenue. The increase from 2001 to 2002 is due to: (1) a $115.9 million increase from net dealership acquisitions during the year and (2) an $8.6 million, or 3.0%, increase in same store wholesale revenues.

      Wholesale losses decreased $6.0 million, or 87.0%, from 2002 to 2003 and increased $2.3 million, or 50.0%, from 2001 to 2002. The decrease from 2002 to 2003 is due primarily to a $94, or 87.1%, decrease in average wholesale loss per vehicle. The increase from 2001 to 2002 is due primarily to a $21, or 24.8%, increase in average wholesale loss per vehicle. We believe that the improvement in wholesale losses over the periods is due in part to our used car initiatives, including implementing closed bid auctions at certain of our locations.

Selling, General and Administrative

      Selling, general and administrative “SG&A” expenses increased $149.8 million, or 18.0%, from 2002 to 2003 and increased $226.5 million, or 37.5%, from 2001 to 2002. The aggregate increase from 2002 to 2003 is primarily due to (1) a $28.1 million, or 4.1%, increase in same store SG&A and (2) a $121.7 million increase from net dealership acquisitions during the year. The aggregate increase in SG&A from 2001 to 2002 is primarily due to (1) a $53.6 million, or 9.4%, increase in same store SG&A, and (2) a $172.9 million increase from net dealership acquisitions during the year. The increase in same store selling, general and administrative expenses is due in large part to (1) increased variable selling expenses, including increases in variable compensation, as a result of the 20.3% and 31.1% increase in retail gross profit over the prior year in 2003 and 2002, respectively, (2) increased rent and related costs in both years due in part to our facility improvement and expansion program and, (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market and the promotion of expanded manufacturer incentive programs, offset in part in 2003 by a decrease related to reduced legal and insurance expense as a result of favorable experience and the absence of a $22.8 million charge for estimated employment contract costs recorded in 2002. In 2003, SG&A expenses decreased as a percentage of total revenue from 11.5% to 11.3% and as a percentage of gross profit from 80.8% to 78.8%. In 2002, SG&A expenses increased as a percentage of total revenue from 10.7% to 11.5% and as a percentage of gross profit from 76.8% to 80.8%.

Depreciation and Amortization

      Depreciation and amortization increased $10.1 million, or 47.0%, from 2002 to 2003 and decreased $11.1 million, or 34.0%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a $6.6 million, or 40.5%, increase in same store depreciation and amortization and (2) a $3.5 million increase from net dealership acquisitions during the year. The same store increase is due in large part to our facility improvement and expansion program. The decrease from 2001 to 2002 is due to the absence of $19.7 million of goodwill amortization recorded in 2002, offset in part by a $4.0 million, or 36.0%, net increase in same store depreciation and leasehold amortization and a $4.6 million increase from net dealership acquisitions during the year.

Floor Plan Interest Expense

      Floor plan interest expense increased $8.6 million, or 24.6%, from 2002 to 2003 and decreased $4.3 million, or 11.0%, from 2001 to 2002. The increase from 2002 to 2003 is due to: (1) a $1.2 million, or 6.8%, increase in same store floor plan interest expense and (2) a $7.4 million increase from net dealership acquisitions during the year. The same store increase is primarily due to $6.0 million of incremental interest resulting from our March 2003 interest rate swap, pursuant to which a notional $350.0 million of our floating rate floor plan debt was exchanged for a 3.15% fixed rate for a five year period, offset partially by a decrease in average inventories during 2003 compared to 2002. The decrease from 2001 to 2002 is due to: (1) a $12.7 million, or 44.7%, decrease in same store floor plan interest expense, offset partially by an $8.4 million increase from net dealership acquisitions during the year. The same store decrease is due primarily to a decrease in average inventories during 2002 compared to 2001, coupled with a decrease in our weighted average borrowing rate on floor plan indebtedness during 2002.

Other Interest Expense

      Other interest expense increased $4.5 million, or 11.7%, from 2002 to 2003 and increased $3.5 million, or 10.1%, from 2001 to 2002. The increase from 2002 to 2003 is due primarily to increased working capital advances and acquisition related indebtedness, including approximately $67.0 million borrowed in connection with the April 2003 acquisition of the Inskip Autocenter dealerships located in Warwick, Rhode Island, offset in part by a decrease in our weighted average borrowing rate on our credit agreements during 2003. The increase from 2001 to 2002 is due primarily to additional acquisition related indebtedness, including approximately $140.0 million borrowed in connection with the acquisition of the Sytner Group plc in March 2002, offset in part by (1) a decrease in our weighted average borrowing rate on our credit agreements during 2002 and (2) the repayment of indebtedness with proceeds from equity offerings in 2002.

Income Taxes

      Income taxes increased $15.9 million, or 38.2%, from 2002 to 2003 and increased $8.6 million, or 26.1%, from 2001 to 2002. The increase from 2002 to 2003 is due primarily to an increase in pre-tax income compared with 2002, offset by a reduction in our effective rate resulting from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate. The increase from 2001 to 2002 is due primarily to an increase in pre-tax income compared with 2001, partially offset by the impact of the elimination of goodwill amortization and the lower effective tax rate on foreign earnings.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements (including floor plan arrangements), the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of December 31, 2003, we had working capital of $91.4 million.

      As of December 31, 2003, we had approximately $13.8 million of cash available to fund operations and future acquisitions. In addition, as of March 1, 2004, $335.0 million and £15.0 million ($28.0 million) was available for borrowing under our U.S. Credit Agreement and our U.K. Credit Agreement, respectively. Availability under the U.S. Credit Agreement may be limited by a borrowing base collateral requirement (in general, the borrowing base is equal to certain tangible assets plus $300.0 million) and other conditions discussed below. Borrowings used to finance the cost of domestic acquisitions and domestic capital construction projects will typically increase tangible assets, allowing the Company to access borrowing capacity which might not be available due to the base collateral limitation in the U.S. Credit Agreement.

      We paid our first cash dividend on our common stock on December 1, 2003 and paid an additional dividend on March 1, 2004. Both dividends were in the amount of ten cents per share. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

      Our principal source of growth has come from acquisitions of automotive dealerships. We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our current operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of certain automobile manufacturers. There is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Inventory Financing

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. In the U.K., we pay interest only for 90 days, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under our credit agreements. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $1,138.5 million as of December 31, 2003, of which $253.0 million related to inventory held by our U.K. subsidiaries. The weighted average interest rate paid by the Company on floor plan indebtedness during 2003 was 4.48%.

U.S. Credit Agreement

      We are party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2002, as amended (the “U.S. Credit Agreement”), which provides for up to $700.0 million in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. We are also party to an additional $50.0 million standby letter of credit facility provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans under the U.S. Credit Agreement mature on August 3, 2005 and bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We do not currently believe that such covenants will materially affect our acquisition or operating strategy. We are also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on our allowable domestic tangible assets. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. Our U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of December 31, 2003, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $312.0 million and $10.3 million, respectively, and outstanding letters of credit amounted to $50.0 million under the Additional Facility. As of December 31, 2003 we were in compliance with all financial covenants under the U.S. Credit Agreement.

                  U.K. Credit Agreement

      We are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003 (the “U.K. Credit Agreement”), which provides for up to £45.0 million (approximately $80.0 million as of December 31,

2003) in revolving loans to be used for acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £10.0 million (approximately $17.8 million as of December 31, 2003). Loans under the U.K. Credit Agreement bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. Our borrowing capacity under the U.K. Credit Agreement will be reduced by £2.0 million every six months, with the first reduction having occurred on January 1, 2004. The remaining £35.0 million of revolving loans mature on January 31, 2006. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We do not currently believe that such covenants will materially affect our acquisition or operating strategy. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement and the U.K. Credit Agreement has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of December 31, 2003, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £20.0 million ($35.2 million), and we were in compliance with all financial covenants under the U.K. Credit Agreement.

                  Senior Subordinated Notes

      In March 2002, we issued $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. In addition, until 2005 we are allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default.

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

                  Other Financing Arrangements

      In the past, we have entered into sale-leaseback transactions to finance certain acquisitions and capital expenditures. In these transactions we sell property to a third-party and agree to lease that property back for a certain period of time. During 2003, 2002 and 2001, we received $133.4 million, $85.5 million and $20.9 million in proceeds from such transactions. We believe we will continue to finance certain acquisitions and capital expenditures in this fashion in the future. Commitments under such leases are included in the table of contractual payment obligations below.

                  Capital Transaction

      On February 16, 2004, we entered into a purchase agreement providing for the issuance and sale of 4,050,000 shares of our common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (together

“Mitsui”) for $119,434,500, or $29.49 per share. The transaction is subject to customary closing conditions and approval of a majority of our stockholders. While we currently expect to consummate the sale by March 31, 2004, if these conditions are not satisfied the sale of the shares will not occur. While we expect the parties to satisfy all of the closing conditions, we cannot assure you that this transaction will be consummated. We will use the proceeds of the sale, if consummated, for general corporate purposes which will initially include reducing the outstanding indebtedness under our credit agreement.

Cash Flows

      Cash and cash equivalents increased by $3.2 million and $6.4 million during the years ended December 31, 2003, 2002 and decreased by $2.3 million during the year ended December 31, 2001. The major components of these changes are discussed below.

Cash Flows from Operating Activities

      Cash provided by operating activities was $180.8 million, $87.8 million and $72.5 million during the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.

Cash Flows from Investing Activities

      Cash used in investing activities was $179.7 million, $295.9 million and $216.5 million during the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $199.8 million, $184.0 million and $99.0 million during the years ended December 31, 2003, 2002 and 2001, respectively. Capital investments relate primarily to improvements to our existing dealership facilities and the construction of new facilities. We expect capital expenditures in 2004 to be approximately $130 million before any sale-leaseback transactions. Proceeds from sale-leaseback transactions were $133.4 million, $85.5 million and $20.8 million during the years ended December 31, 2003, 2002 and 2001, respectively. Cash used in business acquisitions, net of cash acquired, was $113.4 million, $197.3 million and $138.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cash Flows from Financing Activities

      Cash used in financing activities was $19.9 million during the year ended December 31, 2003, while financing activities provided $189.3 million and $147.5 million during the years ended December 31, 2002 and 2001, respectively. Cash flows from financing activities include net borrowings or repayments of long-term debt, proceeds from issuance of common stock, including proceeds from exercise of stock options, repurchases of common stock and other transactions as further described below. Net borrowings of long-term debt in 2002 included net proceeds of $292.9 million in connection with the issuance of the Notes. During 2003, 2002 and 2001, we received proceeds of $9.9 million, $135.3 million and $18.8 million, respectively, from the issuance of common stock, including the exercise of stock options. During 2002 and 2001 we repurchased $16.0 million and $5.8 million, respectively of our common stock. During 2003 we paid $4.1 million of cash dividends to our shareholders.

Contractual Payment Obligations

      The table below sets forth our best estimates as to the amounts and timing of future payments for our most significant contractual obligations as of December 31, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including the amount of borrowings under our credit agreements and floor plan arrangements and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

	Payments due in

	Total	2004	2005	2006	2007	2008	Thereafter

	(in millions)
Floorplan Notes Payable(A)(B)	$1,138.5	$1,138.5	$—	$—	$—	$—	$—
U.S. Credit Agreement(C)	312.0	—	312.0	—	—	—	—
U.K. Credit Agreement(C)	35.2	7.1	7.1	21.0	—	—	—
9.625% Senior Subordinated Notes	300.0	—	—	—	—	—	300.0
Other Debt	4.8	1.5	1.0	0.9	0.5	0.2	0.7
Operating Lease Commitments	1,434.6	113.7	110.4	106.1	102.7	100.4	901.3
Deferred Acquisition Payments	25.5	9.2	8.2	8.1	—	—	—
Employment Contract Termination Costs	13.4	7.7	5.7	—	—	—	—

	$3,264.0	$1,277.7	$444.4	$136.1	$103.2	$100.6	$1,202.0

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as the individual vehicles are sold.

(B)	As a result of our interest rate swaps we are obligated to fixed interest rate payments for a portion of our floor plan debt through 2008.

(C)	Commitments under letters of credit expire concurrently with the expiration of our credit facilities.

      We expect that the amounts above will be funded through cash provided by operations. In the case of balloon payments at the end of the term of our debt instruments, we expect to be able to refinance such instruments as they expire in the normal course of business.

Commitments

      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of December 31, 2003, the maximum of future cumulative cash payments we may be required to make in connection with the put option amounted to $2.6 million.

      We have entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of the acquisition, in accordance with the terms of the agreement. Pursuant to this arrangement, we have entered into a 2003 joint venture agreement with respect to the Honda of Mentor dealership. We are required to repurchase our partners’ interest in this joint venture in July 2008. We expect this payment to be approximately $2.7 million.

Related Party Transactions

Stockholders Agreement

      Roger S. Penske, our Chairman of the Board and Chief Executive Officer is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder. We are party to a stockholders agreement with International Motor Cars Group I, LLC and International Motors Cars Group II, LLC (the “PCP Entities”), Mitsui, Penske Corporation,

Penske Automotive Holdings Corp., and Penske Capital Partners, LLC. Pursuant to this agreement, the parties have agreed to vote their shares of common stock to elect Roger S. Penske, four additional persons nominated by the PCP Entities, one person nominated by Mitsui and three independent persons as our directors. The PCP Entities’ nominees to the Board of Directors are Richard J. Peters, James A. Hislop and Eustace W. Mita. The PCP entities are entitled to nominate one additional director. Motokazu Yoshida is the nominee to the Board of Directors by Mitsui. The remaining parties have also agreed to use their reasonable best efforts to have our compensation committee of the Board of Directors consist of Roger S. Penske, one additional designee of the PCP Entities and two independent directors. The PCP Entities have not designated a member of the compensation committee and Mr. Penske does not currently serve on the compensation committee. These rights and obligations diminish if the parties fall below certain ownership levels of our common stock and the provisions regarding board membership terminate in February 2005. This agreement will be amended and restated as discussed below under “-Mitsui Transaction” if that transaction is consummated.

Other Related Party Interests

      James A. Hislop, one of our directors, is the President, Chief Executive Officer and a managing member of Penske Capital Partners (who is the managing member of IMCGI and IMCGII), a director of Penske Corporation and a managing director of Transportation Resource Partners, an organization affiliated with Roger S. Penske which undertakes investments in transportation related industries. Mr. Penske also is a managing member of Penske Capital Partners. Richard J. Peters, one of our directors, is a director of Penske Corporation and a managing director of Transportation Resource Partners. Robert H. Kurnick, Jr., our Executive Vice President and General Counsel, is also the President and a director of the Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.

Mitsui Transaction

      Mitsui currently owns 3,170,349 shares, or 7.6% of our outstanding common stock. We are proposing to issue and sell to Mitsui an additional 4,050,000 shares, representing approximately 9.7% of our outstanding shares. In exchange for these 4,050,000 shares, Mitsui will pay us $119,434,500, or $29.49 per share. The transaction is subject to customary closing conditions and approval of a majority of our stockholders, which is expected to occur at a special meeting of our shareholders scheduled for March 26, 2004. If these conditions are not satisfied, then the sale of the shares will not occur. Proceeds of the sale, if consummated, will be used for general corporate purposes which will initially include reducing the outstanding indebtedness under our U.S. Credit Agreement. While we expect the parties to satisfy all of the closing conditions, we cannot assure you that this transaction will be consummated.

      If this transaction is consummated, the existing stockholders agreement discussed above will be terminated and Mitsui and the entities affiliated with Penske Corporation will enter into a new stockholders agreement. Under the new stockholders agreement, the Penske affiliated companies will agree to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui will agree to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement would terminate on its tenth anniversary, upon the mutual consent of the parties or when either party no longer owns any of our common stock.

Other Transactions

      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC (“AGR”), a wholly-owned subsidiary of Penske Corporation. During 2003, we paid $5.9 million to AGR under these lease agreements. In addition, in 2003 we sold AGR real property and improvements for $19.3 million which were subsequently leased by AGR to us. The sale of each parcel of property was valued at a price which was either independently confirmed by a third party appraiser or at the price for which we purchased the property from an independent third party. In addition, we sometimes pay and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, including the transactions with AGR, and reimburse payments made to third parties by Penske Corporation on our behalf. Payments made relating to services rendered reflect the provider’s cost or an amount mutually agreed upon by both parties, which we believe represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.

      We are currently a tenant under a number of non-cancelable lease agreements with Samuel X. DiFeo and members of his family. Mr. DiFeo is our President and Chief Operating Officer and one of our directors. During 2003, we paid $5.5 million to Mr. DiFeo and his family under these lease agreements. We believe that the terms of these transactions are at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis. We have entered in to joint ventures with certain related parties as more fully discussed below.

Joint Ventures

      From time to time we enter into joint venture arrangements in the ordinary course of business, pursuant to which we acquire dealerships together with other investors. We may also provide these subsidiaries with working capital and other debt financing at costs that are based on our incremental borrowing rate.

      An entity controlled by one of our directors, Lucio A. Noto (the “Investor”) owns a 6.5% interest in one of our subsidiaries, UAG Connecticut I, LLC, which entitles the Investor to 20% of the operating profits of UAG Connecticut I. In addition, the Investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts.

      We own and operate three BMW dealerships in and around Munich, Germany. Our joint venture partner in Germany is Mr. Peter Reisacher. We contributed $5.0 million for a 50% interest and Mr. Reisacher contributed $5.0 million for a 50% interest in the joint venture.

      We own and operate Lexus and Toyota dealerships in and around Frankfurt, Germany. Our joint venture partner in Germany is Mr. Werner Nix. We contributed $4.7 million for a 50.0% interest and Mr. Nix contributed $4.7 million for a 50.0% interest, respectively, in the joint venture.

      We own and operate two Toyota dealerships in Mexico. Our joint venture partners in Mexico are Mr. Mario Padilla and Mr. Bernie Wolfe, one of our area vice presidents. In one of the dealerships, we contributed $2.0 million for a 48.7% interest, Mr. Padilla contributed $2.0 million for a 49.8% interest, and Mr. Wolfe contributed sixty thousand dollars for a 1.5% interest. In the second dealership, we contributed $1.3 million for a 45.0% interest, Mr. Padilla contributed $1.4 million for a 49.0% interest and Mr. Wolfe contributed one hundred thousand dollars for a 6.0% interest.

      We own and operate certain Mercedes-Benz, Audi and Porsche dealerships in the U.S. with our joint venture partner Roger S. Penske, Jr. We contributed $65.1 million for a 90% interest in HBL, LLC and Mr. Penske, Jr. contributed $7.2 million for the remaining 10% interest.

      We own and operate certain dealerships in Brazil. Our joint venture partners in Brazil are Roger S. Penske, Jr. and Andre Ribeiro Holdings, Ltda. We contributed $3.6 million for a 90.6% interest in United Auto do Brasil, Ltda. and Mr. Penske, Jr. and Mr. Ribeiro each contributed $0.2 million for 4.7% interests.

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

Seasonality

      Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to harsh winters. The greatest U.S. seasonalities exist with the dealerships we operate in the northeastern and upper mid-western U.S., for which the second and third quarters are the strongest with respect to vehicle-related sales. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year due in part to vehicle registration practices in the U.K. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.

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

Forward Looking Statements

      This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

•	our future financial performance;

•	future acquisitions;

•	future capital expenditures;

•	our ability to obtain cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy;

•	trends in the European automotive market;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity;

•	interest rates;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.

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

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions or successfully integrate acquisitions, we may not be able to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	automotive retailing is a mature industry with limited growth potential in new vehicle sales;

•	if we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our substantial amount of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	changes in the European Commission’s regulations regarding automobile manufacturers may have an adverse effect on our European operations;

•	our overseas operations subject us to foreign currency translation risk and exposure to changes in exchange rates; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.

      Furthermore,

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of December 31, 2003, a 100 basis point change in interest rates would result in an approximate $3.5 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or Prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to swap agreements pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for 5.86% fixed rate debt through January 2008 and an additional notional $350.0 million of our floating rate floor plan debt was exchanged for 3.15% fixed rate debt through March 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements, a 100 basis point change in interest rates would result in an approximate $5.1 million change to our annual floor plan interest expense.

      Interest rate fluctuations affect the fair market value of our fixed rate debt, including the Notes and certain seller financed promissory notes, but, with respect to such fixed rate instruments, do not impact our earnings or cash flows.

      Foreign Currency Exchange Rates. The Company currently has operations in the U.K. and Brazil and has investments in Germany and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, the Company would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on the Company’s earnings and cash flows.

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

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Disclosure Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the fourth quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

      The information required by Items 10 through 14 is included in the Company’s definitive proxy statement under the caption “Election of Directors,” “Executive Officers,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Related Party Transactions,” “Other Matters” and “The Board and its Committees.” Such information is incorporated herein by reference. The following is a list of our executive officers and directors, including their principal occupation.

Name	Age	Position	Other Occupation

Roger S. Penske	67	Chairman of the Board and Chief Executive Officer	Chairman of the Board and CEO of Penske Corporation
Samuel X. DiFeo	54	President, Chief Operating Officer and Director
James R. Davidson	58	Executive Vice President — Finance
Robert H. Kurnick, Jr.	42	Executive Vice President and General Counsel	President of Penske Corporation
Paul F. Walters	60	Executive Vice President — Human Resources	Executive Vice President — Administration of Penske Corporation
John Barr	56	Director	President and CEO of Automotive Performance Industries, LLC
Michael R. Eisenson	48	Director	Managing Director and CEO of Charlesbank Capital Partners, LLC
James A. Hislop	46	Director	Managing Director, Transportation Resource Partners, LLC
Eustace W. Mita	49	Director	Chairman of Mita Management, LLP
Lucio A. Noto	65	Director	Retired Vice Chairman, ExxonMobil Corporation
Richard J. Peters	56	Director	Managing Director, Transportation Resource Partners
Ronald G. Steinhart	63	Director	Retired Chairman and CEO Commercial Banking Group, Bank One Corporation
H. Brian Thompson	64	Director	Chairman, Universal Telecommunications, Inc.
Laurence Vaughan	40	Director	Chairman, Sytner Group, plc
Motokazu Yoshida	56	Director	Executive Managing Officer and COO of the Motor Vehicles, Marine and Aerospace Business Unit of Mitsui & Co., Ltd.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements

      The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

      We filed the following Current Reports on Form 8-K during the three month period ended December 31, 2003:

1.	October 15, 2003, reporting under Items 5, 7 and 12 certain preliminary third quarter 2003 financial results.

2.	October 21, 2003, reporting under Items 5 and 7 the anticipated payment of a dividend in the amount of $0.10 per share on December 1, 2003 to holders of record as of November 10, 2003.

3.	November 4, 2003, reporting under Items 5, 7 and 12 its third quarter 2003 financial results and other information.

      (c) Exhibits

      Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1		Certificate of Incorporation.

3.2		Bylaws (incorporated by reference to exhibit 3.2 to our registration statement on Form S-1, registration no. 333-09429 (the “1996 Form S-1”)).

4.1		Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999 (incorporated by reference to our Form 8-K filed on May 10, 1999).

4.2		Certificate of Designation of Series B Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999 (incorporated by reference to our Form 10-Q for the quarter ended March 31, 2002).

4	.3.1	Indenture dated as of March 18, 2002 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank One Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.3 to our registration statement on Form S-4, registration no. 333-87452, filed May 2, 2002).

4	.3.2	First Supplemental Indenture dated as of December 19, 2003 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.

4	.4.1	Amended and Restated Credit Agreement, dated as of December 22, 2000, among us, various financial institutions and Chrysler Financial Company, L.L.C., as Agent (incorporated by reference to exhibit 10.1.19.6 to our Form 10-K for the year ended December 31, 2000) (the “DaimlerChrysler Credit Agreement”).

4	.4.2	First Amendment to the DaimlerChrysler Credit Agreement dated as of October 29, 2001 (incorporated by reference to exhibit 10.1.19.7 to our registration statement on Form S-3, file no. 333-82264, filed on February 6, 2002).

4	.4.3	Second Amendment to the DaimlerChrysler Credit Agreement dated as of February 8, 2002 (incorporated by reference to exhibit 10.1.19.8 to our Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

4	.4.4	Third Amendment to the DaimlerChrysler Credit Agreement dated March 12, 2002 (incorporated by reference to exhibit 10.1.19.9 to our Form 10-Q for the quarter ended March 31, 2002).

4	.4.5	Fourth Amendment to the DaimlerChrysler Credit Agreement dated July 19, 2002 (incorporated by reference to exhibit 10.1.19.1 to our Form 10-Q for the quarter ended June 30, 2002).

4	.4.6	Fifth Amendment to the DaimlerChrysler Credit Agreement dated January 15, 2003 (incorporated by reference to exhibit 10.1.19.11 to our Form 10-K for the year ended December 31, 2002) (the “2001 Form 10-K”).

4	.4.7	Sixth Amendment to the DaimlerChrysler Credit Agreement dated April 16, 2003 (incorporated by reference to exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2003).

4	.4.8	Seventh Amendment to the DaimlerChrysler Credit Agreement dated May 1, 2003 (incorporated by reference to exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003).

4.5		Credit Agreement dated February 28, 2003 between Sytner Group Limited and The Royal Bank of Scotland plc, as agent for National Westminster Bank plc (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).

10.1		Form of Dealer Agreement with Infiniti Division of Nissan North America, Inc. (incorporated by reference to exhibit 10.2.1 to our 2001 Form 10-K).

10.2		Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company (incorporated by reference to exhibit 10.2.2 to our 2001 Form 10-K).

10.3		Form of Dealer Agreement With Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).

10.4		Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).

10.5		Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).

10.6		Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).

10.7		Form of Dealer Agreement with Toyota Motor Company (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K),

10.8		Form of Dealer Agreement with General Motors Corporation (incorporated by reference to exhibit 10.2.8 to our 2001 Form 10-K).

10.9		Form of Dealer Agreement with Nissan North America, Inc. (incorporated by reference to exhibit 10.2.9 to our 2001 Form 10-K).

10.10		Form of Sales and Service Agreement with Chrysler Corporation (incorporated by reference to exhibit 10.2.10 to our 2001 Form 10-K).

10.11		Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).

10.12		Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).

10.13		Form of Mercedes Benz USA, LLC Maybach Passenger Car Dealer Agreement (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2003).

10.14		Form of Sales and Service Agreement with Ford Motor Company (incorporated by reference to exhibit 10.2.13 to our 2001 Form 10-K).

10.15		Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit 10.2.14 to our 2001 Form 10-K).

10.16		Form of Dealer Agreement with Acura Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).

10.17		Form of Sales and Service Agreement with Porsche Cars North America (incorporated by reference to exhibit 10.2.16 to our 2001 Form 10-K).

10.18		Form of Dealer Agreement with Land Rover North America, Inc. (incorporated by reference to exhibit 10.2.17 to our 2001 Form 10-K).

*10	.19	Settlement Agreement dated October 3, 1996 among us, Samuel X. DiFeo and other parties named therein (incorporated by reference to exhibit 10.26.2 to the 1996 Form S-1).

*10	.20	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo (incorporated by reference to exhibit 10.23 to our Form 10-K for the year ended December 31, 1999).

*10	.21	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske (incorporated by reference to exhibit 10.3 to our Form 8-K filed August 13, 1999).

*10	.22	United Auto Group, Inc. Amended and Restated Stock Option Plan dated as of December 10, 2003.

*10	.23	Amended and Restated United Auto Group, Inc. 2002 Equity Compensation Plan.

*10	.24	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).

*10	.25	Amended and Restated United Auto Group, Inc. Non-Employee Director Compensation Plan.

*10	.26	United Auto Group, Inc. Management Incentive Plan (effective July 1, 2003) (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.27		Limited Liability Company Agreement of UAG Mentor Acquisition, LLC dated July 1, 2003 between us and YAG Mentor Investors, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10	.28.1	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10	.28.2	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2003).

10	.28.3	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).

10.29		CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement (incorporated by reference to exhibit 10.24 to our Form 10-Q for the quarter ended June 30, 2000).

10.30		Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc. and CarsDirect.com, Inc. (incorporated by reference to exhibit 10.25 to our Form 10-Q for the quarter ended June 30, 2000).

10.31		Registration Rights Agreement dated May 3, 1999 by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C. (incorporated by reference to exhibit 10.20.7 to our Form 8-K filed on May 10, 1999).

10.32		Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K for the year ended December 31, 2000).

10.33	Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 22, 2002 (incorporated by reference to the exhibit 10.33 to our 2001 Form 10-K).

10.34	Second Amended and Restated Stockholders Agreement by and among Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation, Penske Automotive Holdings Corp., Penske Capital Partners, L.L.C., Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) and us dated as of February 22, 2002 (incorporated by reference to exhibit 10.27.2 to our 2001 Form 10-K).

10.35	Letter Agreement among Penske Corporation, Penske Capital Partners, L.L.C., Penske Automotive Holdings Corp., International Motor Cars Group I, L.L.C., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated April 4, 2003 (incorporated by reference to exhibit 5 to the Schedule 13D filed by Mitsui on April 10, 2003).

10.36	Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and United Auto Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).

10.37	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr. (incorporated by reference to exhibit 10.28.1 to registration statement no. 333-82264 filed February 6, 2002).

10.38	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA (incorporated by reference to exhibit 10.29 to our Form 10-Q for the quarter ended June 30, 2001).

10.39	Lease Agreement between Automotive Group Realty, LLC and UAG Realty, LLC, dated as of September 29, 2000 (incorporated by reference to exhibit 10.35 to our Form 10-Q for the quarter ended September 30, 2002).

10.40	Lease Agreement between Car Chauncey, LLC and UAG Realty, LLC, dated as of September 11, 2002 (incorporated by reference to exhibit 10.36 to our Form 10-Q for the quarter ended September 30, 2002).

10.41	Risk Factors relating to United Auto Group (incorporated by reference to pages 12-21 of amendment 5 to registration statement number 333-87452 filed January 15, 2003).

21	Subsidiary List.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG Audit Plc.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (d) Schedules — Schedule II — Valuation and Qualifying Accounts.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2004.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by following persons on behalf of the registrant and in the capacity and on the date indicated.

Signature	Title	Date

/s/ ROGER S. PENSKE Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ JAMES R. DAVIDSON James R. Davidson	Executive Vice President — Finance (Principal Accounting Officer)	March 15, 2004

/s/ SAMUEL X. DIFEO Samuel X. DiFeo	President, Chief Operating Officer and Director	March 15, 2004

/s/ JOHN BARR John Barr	Director	March 15, 2004

/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	March 15, 2004

/s/ JAMES A. HISLOP James A. Hislop	Director	March 15, 2004

/s/ EUSTACE W. MITA Eustace W. Mita	Director	March 15, 2004

/s/ LUCIO A. NOTO Lucio A. Noto	Director	March 15, 2004

/s/ RICHARD J. PETERS Richard J. Peters	Director	March 15, 2004

/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	March 15, 2004

Signature	Title	Date

/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 15, 2004

/s/ LAURENCE VAUGHAN Laurence Vaughan	Director	March 15, 2004

/s/ MOTOKAZU YOSHIDA Motokazu Yoshida	Director	March 15, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED AUTO GROUP, INC

As of December 31, 2003 and 2002 and for the years ended
December 31, 2003, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of United Auto Group, Inc.

Bloomfield Hills, Michigan

      We have audited the accompanying consolidated balance sheets of United Auto Group, Inc. (the “Company”) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of UAG UK Holdings Limited (a consolidated subsidiary) for the years ended December 31, 2003 and 2002, which statements reflect total assets constituting 15% and 10% of consolidated total assets as of December 31, 2003 and 2002 and total revenues constituting 20% and 15% of consolidated total revenues for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for, UAG UK Holdings Limited for the years ended December 31, 2003 and December 31, 2002 is based solely on the report of such other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for cash consideration received from a vendor in 2003 to conform to Emerging Issues Task Force Issue No. 02-16 and for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 11, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of UAG UK Holdings

Limited Leicester, United Kingdom

      We have audited the consolidated balance sheet of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholder’s equity and comprehensive income, and cash flows (not presented separately herein) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UAG UK Holdings Limited and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG AUDIT PLC

Birmingham, United Kingdom

January 26, 2003

UNITED AUTO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$13,845	$10,641
Accounts receivable, net	347,802	310,378
Inventories	1,183,868	942,732
Other current assets	43,150	27,230

Total current assets	1,588,665	1,290,981
Property and equipment, net	371,326	306,234
Goodwill	993,332	937,317
Franchise value	93,720	36,025
Assets of discontinued operations	—	53,085
Other assets	90,138	66,672

Total Assets	$3,137,181	$2,690,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,138,476	$882,100
Accounts payable	164,259	127,623
Accrued expenses	185,995	143,413
Current portion of long-term debt	8,574	14,979

Total current liabilities	1,497,304	1,168,115
Long-term debt	643,343	651,176
Other long-term liabilities	168,122	135,036
Liabilities of discontinued operations	—	31,545

Total Liabilities	2,308,769	1,985,872

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding at December 31, 2003 and 2002.	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 46,552 shares issued, including 4,830 treasury shares, at December 31, 2003; 43,669 shares issued, including 4,830 treasury shares, at December 31, 2002.	4	4
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding at December 31, 2003; 1,759 shares issued and outstanding at December 31, 2002.	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at December 31, 2003 and 2002	—	—
Additional paid-in-capital	582,104	564,609
Retained earnings	212,605	133,794
Unearned compensation	(2,616)	—
Accumulated other comprehensive income	36,315	6,035

Total Stockholders’ Equity	828,412	704,442

Total Liabilities and Stockholders’ Equity	$3,137,181	$2,690,314

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
New vehicle sales	$5,052,529	$4,292,108	$3,470,690
Used vehicle sales	1,847,061	1,432,789	1,019,856
Finance and insurance	206,903	171,016	136,225
Service and parts	920,454	754,330	572,525
Fleet sales	114,490	108,241	138,531
Wholesale vehicle sales	530,048	451,314	326,806

Total revenues	8,671,485	7,209,798	5,664,633
Cost of sales	7,428,065	6,181,580	4,878,608

Gross profit	1,243,420	1,028,218	786,025
Selling, general and administrative expenses	980,011	830,231	603,657
Depreciation and amortization	31,583	21,547	32,621

Operating income	231,826	176,440	149,747
Floor plan interest expense	(43,527)	(34,875)	(39,181)
Other interest expense	(42,847)	(38,300)	(34,762)

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	145,452	103,265	75,804
Minority interests	(2,305)	(1,963)	(815)
Income taxes	(57,456)	(41,598)	(32,973)

Income from continuing operations	85,691	59,704	42,016
Income from discontinued operations, net of income taxes	296	2,537	2,729

Income before cumulative effect of accounting change	85,987	62,241	44,745
Cumulative effect of accounting change, net of tax	(3,058)	—	—

Net income	82,929	62,241	44,745
Preferred dividends	—	(6,293)	(8,290)

Income available to common stockholders	$82,929	$55,948	$36,455

Basic earnings per common share:
Continuing operations	$2.10	$1.43	$1.46
Discontinued operations	—	.07	.11
Cumulative effect of accounting change	(.07)	—	—

Net income	2.03	1.50	1.57

Shares	40,826	37,245	23,147

Diluted earnings per common share:
Continuing operations	$2.07	$1.45	$1.23
Discontinued operations	—	.06	.08
Cumulative effect of accounting change	(.07)	—	—

Net income	2.00	1.51	1.31

Shares	41,434	41,161	34,196

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Class A		Class B		Voting and
	Convertible		Convertible		Non-voting
	Preferred Stock		Preferred Stock		Common Stock

	Issued		Issued		Issued
	Shares	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands)
Balances, December 31, 2000.	8,342	—	521	—	21,989,866	$2
Issuance of common stock	—	—	—	—	1,593,869	—
Exercise of options	—	—	—	—	343,588	—
Repurchase of common stock	—	—	—	—	(387,092)	—
Payment in kind dividends	452	—	128	—	—	—
Payment of preferred stock dividends	—	—	—	—	—	—
Fair value of interest rate swap agreements	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balances, December 31, 2001.	8,794	—	649	—	23,540,231	2
Issuance of common stock	(1,913)	—	—	—	9,936,812	1
Exercise of options	—	—	—	—	441,407	—
Repurchase of common stock	—	—	—	—	(1,009,463)	—
Payment in kind dividends	152	—	3	—	—	—
Conversion of preferred stock to common stock	(7,033)	—	(652)	—	7,688,823	1
Payment of preferred stock dividends	—	—	—	—	—	—
Fair value of interest rate swap agreements	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balances, December 31, 2002.	—	—	—	—	40,597,810	4
Issuance of restricted stock	—	—	—	—	324,195	—
Exercise of options	—	—	—	—	800,163	—
Unrealized appreciation of investments	—	—	—	—	—	—
Dividends	—	—	—	—	—	—
Fair value of interest rate swap agreements	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balances, December 31, 2003.	—	—	—	—	41,722,168	$4

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated Other

	Additional			Comprehensive		Total
	Paid-in	Retained	Unearned	Income	Stockholders’	Comprehensive
	Capital	Earnings	Compensation	(Loss)	Equity	Income

	(Dollars in thousands)
Balances, December 31, 2000.	$420,166	$41,502	$—	$—	$461,670	$—
Issuance of common stock	19,041	—	—	—	19,041	—
Exercise of options	4,781	—	—	—	4,781	—
Repurchase of common stock	(5,790)	—	—	—	(5,790)	—
Payment in kind dividends	7,113	(7,113)	—	—	—	—
Payment of preferred stock dividends	—	(384)	—	—	(384)	—
Fair value of interest rate swap agreements	—	—	—	(7,205)	(7,205)	(7,205)
Foreign currency translation	—	—	—	(1,175)	(1,175)	(1,175)
Net income	—	44,745	—	—	44,745	44,745

Balances, December 31, 2001.	445,311	78,750	—	(8,380)	515,683	36,365

Issuance of common stock	124,184	—	—	—	124,185	—
Exercise of options	7,682	—	—	—	7,682	—
Repurchase of common stock	(16,000)	—	—	—	(16,000)	—
Payment in kind dividends	4,267	(4,267)	—	—	—	—
Conversion of preferred stock to common stock	(835)	—	—	—	(834)	—
Payment of preferred stock dividends	—	(2,930)	—	—	(2,930)	—
Fair value of interest rate swap agreements	—	—	—	(3,815)	(3,815)	(3,815)
Foreign currency translation	—	—	—	18,230	18,230	18,230
Net income	—	62,241	—	—	62,241	62,241

Balances, December 31, 2002.	564,609	133,794	—	6,035	704,442	76,656

Issuance of restricted stock	4,111	—	(2,616)	—	1,495	—
Exercise of options	13,384	—	—	—	13,384	—
Unrealized appreciation of investments	—	—	—	5,718	5,718	5,718
Dividends	—	(4,118)	—	—	(4,118)	—
Fair value of interest rate swap agreements	—	—	—	3,552	3,552	3,552
Foreign currency translation	—	—	—	21,010	21,010	21,010
Net income	—	82,929	—	—	82,929	82,929

Balances, December 31, 2003.	$582,104	$212,605	$(2,616)	$36,315	$828,412	$113,209

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Operating Activities:
Net income	$82,929	$62,241	$44,745
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	31,583	21,547	32,621
Amortization of unearned compensation	1,495	—	—
Deferred income taxes	26,614	12,878	12,546
Long-term contract settlement	—	22,839	—
Minority interests	2,305	1,963	815
Cumulative effect of accounting change	3,058	—	—
Changes in operating assets and liabilities:
Accounts receivable	(37,424)	(27,324)	(48,640)
Inventories	(212,880)	(181,506)	144,059
Floor plan notes payable	231,791	176,907	(114,951)
Accounts payable and accrued expenses	54,767	(10,664)	4,681
Other	(3,451)	8,967	(3,332)

Net cash from operating activities	180,787	87,848	72,544

Investing Activities:
Purchase of equipment and improvements	(199,766)	(184,048)	(99,016)
Proceeds from sale-leaseback transactions	133,373	85,500	20,870
Dealership acquisitions, net of cash acquired	(113,356)	(197,343)	(138,389)

Net cash from investing activities	(179,749)	(295,891)	(216,535)

Financing Activities:
Net borrowings (repayments) of long-term debt	(25,722)	78,105	134,507
Proceeds from issuance of common stock and warrants	9,907	135,295	18,823
Dividends	(4,118)	—	—
Repurchase of common stock	—	(16,000)	(5,790)
Deferred financing costs	—	(8,065)	—

Net cash from financing activities	(19,933)	189,335	147,540

Net cash from discontinued operations	22,099	25,090	(5,828)

Net increase (decrease) in cash and cash equivalents	3,204	6,382	(2,279)
Cash and cash equivalents, beginning of year	10,641	4,259	6,538

Cash and cash equivalents, end of year	$13,845	$10,641	$4,259

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Per Share Amounts)

1.     Organization and Summary of Significant Accounting Policies

Overview

      United Auto Group, Inc. (“UAG” or the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, parts, collision repair, third-party finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

Basis of Presentation

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

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s Emerging Issues Task Force finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting treatment for vendor allowances. EITF 02-16 provides that cash consideration received from a vendor should be presumed to be a reduction of the prices of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific, incremental and identifiable cost, then such allowances should be used to offset such costs. Historically, the Company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, The Company recorded a cumulative effect of accounting change as of January 1, 2003, (the date of adoption) that decreased net income by $3.1 million, or $0.07 per diluted share.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts in Transit

      Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. The finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, contracts in transit represent amounts due from the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s Consolidated Balance Sheets, amounted to $154,969 and $154,979 as of December 31, 2003 and 2002, respectively.

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

Income Taxes

      Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses which are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the Company has already recorded the tax benefit in our financial statements. Deferred tax liabilities generally represent expenses recognized in the financial statements for which payment has been deferred or deductions taken on the tax return which have not yet been recognized as expense in our financial statements. The Company has established valuation allowances for deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.

Intangible Assets

Useful Lives

      The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations consummated subsequent to July 1, 2001, and goodwill, which represents the excess of cost over the fair value of tangible and identified

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets acquired in connection with business combinations. The Company believes the franchise value of its dealerships have an indefinite life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost;

•	The industry’s history shows that manufacturers rarely terminate franchise agreements; and

•	State franchise laws are typically in favor of the franchisee and limit the franchisor’s ability to terminate the franchise agreement without substantial cause.

      Intangible assets are amortized over their estimated useful lives.

Impairment Testing

      The Company’s intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed annually through a comparison of the fair value of the asset with its carrying value. If the carrying value of a franchise exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company evaluates the remaining useful life of its franchises at each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed annually at the “reporting unit” level. The Company has three “regions” each of which has been determined to be a reporting unit because discrete financial information is available for each region and each region’s operating results are regularly reviewed by the Chief Executive Officer and executive management team. If the carrying amount of a reporting unit is determined to exceed its fair value, an impairment loss is recognized.

      Following is a summary of the changes in the carrying amount of goodwill and franchise value for the year ended December 31, 2003:

		Franchise
	Goodwill	Value

Balance — January 1, 2003	$937,317	$36,025
Additions during period	39,536	55,298
Dispositions during period	(1,098)	—
Foreign currency translation	17,577	2,397

Balance — December 31, 2003	$993,332	$93,720

      The Company no longer amortizes indefinite lived intangibles. Prior to January 1, 2002, indefinite lived intangibles were amortized on a straight-line basis over periods not exceeding 40 years. Amortization expense for the year ended December 31, 2001 was $19,705.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is presented as if the statement was adopted at January 1, 2001:

December 31,
2001

Income from continuing operations	$42,016

Net income	$44,745

Goodwill amortization, net of tax	$11,133

Pro forma income from continuing operations	$53,149

Pro forma net income	$55,878

Preferred dividends	$8,290

Pro forma income available to common stockholders	$47,588

Pro forma basic earnings from continuing operations per common Share	$1.94

Pro forma earnings from continuing operations per diluted common share	$1.55

Pro forma basic earnings per common share	$2.06

Pro forma earnings per diluted common share	$1.63

Impairment of Long-Lived Assets

      The carrying value of long-lived assets subject to amortization is reviewed if the facts and circumstances, such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, indicate that they may be impaired. The carrying value of long-lived assets not subject to amortization is reviewed for impairment annually during the fourth quarter or more frequently if the factors above indicate that they may be impaired. The Company performs its review by comparing the carrying amounts of long-lived assets to the estimated undiscounted cash flows relating to such assets. If any impairment in the value of the long-lived assets is indicated, the carrying value of the long-lived assets is adjusted to reflect such impairment based on the fair value of the impaired assets or an estimate of fair value based on discounted cash flows.

Investments

      Investments include marketable securities and investments in businesses accounted for under the equity method. Marketable securities include investments in debt and equity securities. Marketable securities held by the Company are typically classified as available for sale and are stated at fair value in the Consolidated Balance Sheets with unrealized gains and losses included in Other Comprehensive Income. The Company’s investments are reviewed on at least an annual basis for impairment. Declines in investment values that are deemed to be other than temporary would result in an impairment charge adjusting the investments’ carrying value to fair value.

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency assets and liabilities are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

Fair Value of Financial Instruments

      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, including floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates. The fair value of the subordinated notes, estimated using their quoted fair market value, was approximately $332,000 at December 31, 2003.

Revenue Recognition

Vehicle, Parts and Service Sales

      The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that we offer to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered by manufacturers directly to us are recognized at the time of sale if they are vehicle specific, or as earned in accordance with the manufacturer program rules.

Finance and Insurance Sales

      The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers and the interest rates set by the financing institution. The Company also receives commissions from the sale of various third-party insurance products to customers, including credit, life, and health insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimate of chargeback experience is based on our historical chargeback expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Defined Contribution Plans

      The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are typically based on the level of compensation and contributions by plan participants. The Company incurred expense of $7,729, $3,811 and $1,575 relating to such plans during the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising

      Advertising costs are expensed as incurred. The Company incurred total advertising costs of $77,199, $62,832 and $53,479 during the years ended December 31, 2003, 2002 and 2001, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of selling, general and

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative expense, were $11,444, $11,817 and $6,325 during the years ended December 31, 2003, 2002 and 2001, respectively.

Self Insurance

      The Company retains risk relating to certain general liability insurance, workers’ compensation insurance and employee medical benefits in the United States. As a result, the Company is likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk retained varies by program, but the Company typically pays per occurrence deductibles and has pre-determined maximum exposure limits for each insurance period. The majority of losses, if any, above the pre-determined exposure limits are typically paid by third-party insurance carriers. The Company’s estimate of future losses is prepared by management using the Company’s historical loss experience and industry based development factors.

Net Income Per Common Share

      Income available to common stockholders used in the computation of basic earnings per share data was computed based on net income, as adjusted to reflect dividends relating to outstanding preferred stock. Basic earnings per share data was computed based on the weighted average number of common shares outstanding. Diluted earnings per share data was computed based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, restricted stock, preferred stock and warrants. For the years ended December 31, 2003, 2002 and 2001, 487, 505 and 932 shares attributable to outstanding common stock equivalents were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and dilutive earnings per share for the years ended December 31, 2003, 2002 and 2001 follows:

	Year Ended December 31,

	2003	2002	2001

Weighted average number of common shares outstanding	40,826	37,245	23,147
Effect of stock options	479	925	820
Effect of restricted stock	129	—	—
Effect of preferred stock	—	2,778	9,334
Effect of warrants	—	213	895

Weighted average number of common shares outstanding, including effect of dilutive securities	41,434	41,161	34,196

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for option grants using the intrinsic value method. Accordingly, no compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock Based Compensation”, as amended by SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123”. Had the Company elected to recognize compensation expense for option grants using the fair value method, net income, basic earnings per common share and diluted earnings per common share would have been as follows:

	Year Ended December 31,

	2003	2002	2001

Net income	$82,929	$62,241	$44,745
Fair value method compensation expense attributable to stock-based compensation, net of tax	1,591	2,300	1,991

Pro forma net income	$81,338	$59,941	$42,754

Basic earnings per common share	$2.03	$1.50	$1.57

Pro forma basic earnings per common share	$1.99	$1.44	$1.49

Diluted earnings per common share	$2.00	$1.51	$1.31

Pro forma diluted earnings per common share	$1.96	$1.46	$1.25

Weighted average fair value of options granted	$12.95	$11.11	$4.15
Expected dividend yield	—%	—%	—%
Risk free interest rates	4.0%	4.0%	5.5%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	61.0%	60.8%	38.5%

      See footnote 12 for a detailed description of the Company’s stock compensation plans.

New Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”, was issued in April 2003. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The Company does not expect SFAS No. 149 to have a material impact on its consolidated financial position, result of operations or cash flows.

      SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for an issuer’s classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not expect SFAS No. 150 to have a material impact on its consolidated financial position, result of operations or cash flows.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”), was issued in January 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. FIN 46-R also deferred the effective date of FIN 46 for entities not considered special-purpose entities to the first reporting period that ends after March 15, 2004. The Company does not expect FIN 46 to have a material impact on its consolidated financial position, result of operations or cash flows.

2.     Unusual Items

      During the fourth quarter of 2002, the Company recorded a $22,839 ($13,589 after-tax) charge (the “Charge”). The Charge related primarily ($20.3 million) to the accrual of an estimate of the costs associated with the employment contracts of certain employees terminated in December, 2002 in connection with the streamlining of operations in the western region of the United States. Under the terms of the separation agreements, the Company is required to continue to pay the terminated employees under the terms of their employment agreements through October 2005. The Charge was included in selling, general and administrative expense and payments will be made through October 2005; the unpaid balance is approximately $13,483 as of December 31, 2003. The remainder of the charge included the cost of a non-compete agreement with a former member of management which the Company determined no longer had a continuing economic benefit.

3.     Business Combinations

      During 2003 and 2002, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      During 2003, the Company acquired 26 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $113,300 in cash. The consolidated balance sheets include preliminary allocations of the purchase price relating to such acquisitions, resulting in the recognition of approximately $25,251 of goodwill and $47,935 of franchise value. During 2002, the Company acquired 71 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to $189,193 in cash and the assumption of approximately $22,448 of debt. The consolidated balance sheets include allocations of the purchase price relating to such acquisitions, resulting in the recognition of approximately $156,013 of goodwill and $36,025 of franchise value.

      The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2003 and 2002 give effect to acquisitions consummated during 2003 and 2002 as if they had occurred on January 1, 2002.

	December 31,

	2003	2002

Revenues	$8,844,662	$7,901,449
Income from continuing operations	88,106	74,659
Net income	84,401	71,139
Net income per diluted common share	$2.04	$1.73

      In July 2001, the Company invested in the Tulsa Auto Collection, a group of dealerships owned indirectly by Ford Motor Company, in Tulsa, Oklahoma, which consists of seven dealerships representing the Ford, Jaguar and Mazda brands. The Company has obligations with respect to this acquisition totaling approximately $24,450 over the next three years.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841 shares of common stock issued as consideration in connection with that acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of the Company’s common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase no more than 108 shares for $12.00 per share on each of the first five anniversary dates of the transaction. As of December 31, 2003, the maximum of future cumulative cash payments the Company may be required to make in connection with the put option amounted to $2,600. To date, no payments have been made by the Company relating to the put option.

      In January 1998, the Company entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, the Company is required to repurchase the partner’s interest at the end of the five-year period following the date of the acquisition, in accordance with the terms of the agreement. Pursuant to this arrangement, the Company has entered into a 2003 joint venture agreement with respect to the Honda of Mentor dealership. The Company is required to repurchase the partners interest in this joint venture in July 2008, the payment is expected to be approximately $2,700.

      In connection with an acquisition of dealerships completed in October 1997, the Company agreed that if the acquired companies achieved aggregate specified base earnings levels in any of the five years beginning with the year ending December 31, 1999, the Company would pay to the sellers, for each year in which the acquired companies exceeded base earnings, an amount equal to $700 plus defined percentages of the amounts earned in excess of such base earnings for any such year. The total amount of payments to be made pursuant to this agreement is limited to $7,000. To date the Company has paid $2,000 relating to this agreement and will make a final payment of $1,000 in the first quarter of 2004. Payments relating to this earnings contingency are recorded as additional cost of the acquired dealerships, resulting in an increase in goodwill.

4. Discontinued Operations

      The Company periodically enters into transactions to sell or otherwise dispose of non-core or unprofitable dealerships. Such transactions typically result in treating the sold dealerships as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Consequently, such dealerships have been reported as discontinued operations for all periods presented. Combined financial information of these dealerships follows:

	Year Ended December 31,

	2003	2002	2001

Revenues	$132,396	$366,697	$450,702
Pre-tax income (loss)	(4,040)	(3,375)	4,831
Gain on disposal	4,523	6,874	—

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31,
2002

Inventories	$30,453
Other assets	22,632

Total assets	$53,085

Floor plan notes payable	$25,803
Other liabilities	5,742

Total Liabilities	$31,545

5.     Inventories

      Inventories consisted of the following:

	December 31,

	2003	2002

New vehicles	$909,574	$728,456
Used vehicles	219,912	167,097
Parts, accessories and other	54,382	47,179

Total inventories	$1,183,868	$942,732

6.     Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2003	2002

Buildings and leasehold improvements	$287,092	$234,502
Furniture, fixtures and equipment	161,444	123,653

Total	448,536	358,155
Less: Accumulated depreciation and amortization	77,210	51,921

Property and equipment, net	$371,326	$306,234

7.     Floor Plan Notes Payable

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements with various lenders. In the U.S., the Company typically makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. In the U.K., principal balances outstanding for 90 days must be repaid whether the vehicle has been sold or not. Outstanding borrowings under floor plan financing arrangements amounted to $1,138,476 and $882,100 as of December 31, 2003 and 2002, respectively, of which $252,992 and $143,020 related to inventory held by our U.K. subsidiaries.

      The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates. The weighted average interest rate on floor plan borrowings was 4.48%, 5.13% and 7.36% for the years ended December 31, 2003, 2002 and 2001, respectively. The Company receives non-refundable credits from certain of its vehicle manufacturers, which are treated as a

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction of cost of goods sold. Such credits amounted to $33,455, $31,609 and $29,459 during the years ended December 31, 2003, 2002 and 2001, respectively.

8.     Long-Term Debt

      Long-term debt consisted of the following:

	December 31,

	2003	2002

U.S. Credit Agreement — Revolving Loans, weighted average interest — 3.23% and 3.79% at December 31, 2003 and 2002, respectively	$312,000	$343,300
U.K. Credit Agreement — Revolving Loans, weighted average interest — 4.55% and 4.75% at December 31, 2003 and 2003, respectively	35,203	16,019
9.625% Senior Subordinated Notes due 2012.	300,000	300,000
Seller financed promissory notes payable through 2004, weighted average interest — 8.00% and 7.83% at December 31, 2003 and 2002, respectively	2,356	3,008
Other	2,358	3,828

Total long-term debt	651,917	666,155
Less: Current portion	8,574	14,979

Net long-term debt	$643,343	$651,176

      Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2004	$8,574
2005	320,071
2006	21,830
2007	495
2008	197
2009 and thereafter	300,750

Total long-term debt	$651,917

     U.S. Credit Agreement

      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2000, as amended (the “U.S. Credit Agreement”), which provides for up to $700,000 in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. The Company is also party to an additional $50,000 standby letter of credit agreement provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based borrowing limitation, which is determined based on allowable domestic tangible assets. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. The U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of December 31, 2003, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $312,000 and $10,300, respectively, and outstanding letters of credit amounted to $50,000 under the Additional Facility. As of December 31, 2003 the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

     U.K. Credit Agreement

      The Company is party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003 (the “U.K. Credit Agreement”), which provides for up to £45,000 (approximately $80,000 as of December 31, 2003) in revolving loans to be used for acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £10,000 (approximately $17,800 as of December 31, 2003). Loans under the U.K. Credit Agreement bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. The borrowing capacity under the U.K. Credit Agreement will be reduced by £2,000 every six months, with the first reduction occurring on January 1, 2004. The remaining £35,000 of revolving loans mature on January 31, 2006. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement and the U.K. Credit Agreement has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of December 31, 2003, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £20,000 ($35,203), and the Company was in compliance with all financial covenants under the U.K. Credit Agreement.

     Senior Subordinated Notes

      In March 2002, the Company issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the Notes at its option beginning in 2007 at specified redemption prices. In addition, until 2005 the Company is allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings. Upon a change of control, each holder of Notes will be able to require the company to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default.

9.     Interest Rate Swaps

      During March 2003, we entered into a swap agreement of five years duration pursuant to which a notional $350,000 of our U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest is 3.15%. These swaps have been designated as cash flow hedges of future interest payments of our LIBOR based U.S. floor plan borrowings.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During January 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200,000 of our U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years.

10.     Operating Lease Obligations

      The Company leases its dealership facilities and corporate offices under non-cancelable operating lease agreements with expiration dates through 2035, including all option periods available to the Company. The Company’s lease arrangements typically allow for a base term with options for extension in the Company’s favor and include escalation clauses tied to the Consumer Price Index.

      Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2003 are as follows:

2004	$113,688
2005	110,432
2006	106,117
2007	102,765
2008	100,351
2009 and thereafter	901,277

$1,434,630

      Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $84,342, $63,924 and $31,974, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. Of the total rental payments, $11,384, $19,124 and $12,954, respectively, were made to related parties during 2003, 2002, and 2001, respectively (See Note 11).

11.     Related Party Transactions

      The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC (“AGR”), a wholly-owned subsidiary of Penske Corporation. During the years ended December 31 2003, 2002 and 2001 the Company paid $5,884, $10,228 and $5,753, respectively, to AGR under these lease agreements. In addition, during the years ended December 31 2003, 2002 and 2001 the Company sold AGR real property and improvements for $19,300, $50,000 and $20,870, respectively, which were subsequently leased by AGR to the Company. The sale of each parcel of property was valued at a price which was either independently confirmed by a third party appraiser or at the price for which the Company purchased the property from an independent third party. In addition, the Company sometimes pays and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business including the transactions with AGR, and reimburse payments made to third parties by Penske Corporation on the Company’s behalf. Payments made relating to services rendered reflect the provider’s cost or an amount mutually agreed upon by both parties, which the Company believes represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.

      The Company is also currently a tenant under a number of non-cancelable lease agreements with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. A number of the lease agreements are with Samuel X. DiFeo and members of his family. Mr. DiFeo is the Company’s President and Chief Operating Officer and one of its directors. During the years ended December 31 2003, 2002 and 2001 the Company paid $5,500, $4,000 and $2,900, respectively, to Mr. DiFeo

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and his family under these lease agreements. The Company believes that the terms of these transactions are at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.

      From time to time the Company enters into joint venture arrangements in the ordinary course of business, pursuant to which dealerships are acquired together with a minority investor. The Company may also provide these subsidiaries with working capital and other debt financing at costs that are based on the Company’s incremental borrowing rate.

      An entity controlled by one of the Company’s directors, Lucio A. Noto (the “Investor”) owns a 6.5% interest in one of the Company’s subsidiaries, UAG Connecticut I, LLC, which entitles the Investor to 20% of the operating profits of UAG Connecticut I. In addition, the Investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts.

      The Company participates in a joint venture with Roger S. Penske, Jr., the Company’s Executive Vice President, to own and operate certain Mercedes-Benz, Audi and Porsche dealerships. The Company contributed $65,100 for a 90% interest in HBL, LLC and Mr. Penske, Jr. contributed $7,200 for the remaining 10% interest.

      The Company participates in a joint venture to own and operate certain dealerships in Brazil. One of the joint venture partners in Brazil is Roger S. Penske, Jr., the Company’s Executive Vice President. The Company contributed approximately $3,600 for a 90.6% interest and Mr. Penske, Jr. contributed approximately $200 for a 4.7% interest.

12.     Stock Compensation Plans

      Full-time employees of the Company and its subsidiaries and affiliates are eligible to receive awards pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan allows for the Company to issue 2,100 common stock equivalents, including; stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards to key employees, outside directors, consultants and advisors of the Company. As of December 31, 2003, 1,779 common stock equivalents were available for grant under the Plan. In addition, 150 shares of common stock equivalents are available for grant pursuant to a prior equity compensation plan.

      During 2003, the Company granted 329 shares of restricted common stock at no cost to certain employees. The restricted stock entitles the participants to vote their respective shares and receive dividends. However, the shares are subject to forfeiture and are non-transferable, which restrictions lapse ratably over a three-year period from the grant date. The grant date fair value of the restricted stock is amortized to expense over the restriction period. During 2003, the Company recorded $4,111 of deferred compensation expense related to the restricted stock, of which $2,616 remained unamortized at December 31, 2003.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Presented below is a summary of the status of stock options held by eligible employees during 2003, 2002 and 2001:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,862	$14.22	1,816	$11.82	2,020	$13.63
Granted	29	16.78	575	20.14	466	9.78
Exercised	355	13.55	361	10.83	268	11.14
Forfeited	30	12.11	168	15.81	402	18.96

Options outstanding at end of year	1,506	$14.29	1,862	$14.22	1,816	$11.82

      The following table summarizes the status of stock options outstanding and exercisable at January 1, 2004:

		Weighted	Weighted		Weighted
	Stock	Average	Average	Stock	Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$7 to $13	784	5.87	$9.29	776	$9.27
13 to 30	722	6.32	19.72	414	18.74

	1,506			1,190

      In connection with the Securities Purchase Agreement described in Note 13 to the Consolidated Financial Statements, the Company issued 800 options to purchase Common Stock with an exercise price of $10.00 per share, the then fair value. As of December 31, 2003, 400 of such options remain outstanding.

13.	Stockholders’ Equity

      In September 2002, the Company repurchased 1,009 shares of its common stock from Combined Specialty Insurance Company, a wholly owned subsidiary of Aon Corporation, for $16,000. During 2001, the Company repurchased 387 shares through open market purchases and negotiated transactions at an aggregate cost of $5,790. The Company financed these purchases with funds obtained from borrowings under the U.S. Credit Agreement. To date, the Company has repurchased 1,397 shares at an aggregate cost of $21,790 under the terms of a repurchase program for up to three million shares of the Company’s common stock that was authorized by the Company’s Board of Directors in September 2001.

      In March 2002, the Company completed the sale of 3,000 shares of voting common stock to the public in an underwritten registered offering at $22.00 per share. Net proceeds to the Company totaled approximately $60,873, which was used to repay indebtedness under the U.S. Credit Agreement.

      On April 12, 1999, the Company entered into a securities purchase agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (the “Securities Purchase Agreement”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “PCP Entities”), pursuant to which the PCP Entities agreed purchased 7.903124 shares of our Series A convertible preferred stock, (2) 0.396876 shares of our Series B convertible preferred stock, and (3) warrants to purchase 3,899 shares of common stock and 1,101 shares of non-voting common stock, for $83,000. The Series A and Series B preferred stock entitled the PCP Entities to dividends at a rate of 6.5% per year. The dividends were payable in kind for the first two years after issuance, after which they were payable in cash.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual cash dividends paid relating to the preferred stock amounted to $2,930 during the year ended December 31, 2002. The Series A preferred stock was converted into 7,033 shares of our voting common stock in May 2002. The Series B preferred stock was converted into 652 shares of our non-voting common stock in August 2002.

      The warrants held by the PCP Entities, as originally issued, were exercisable at a price of $12.50 per share until February 3, 2002, and $15.50 per share thereafter until May 2, 2004. Pursuant to the anti-dilution provisions of the warrants and as a result of a sale of equity to Mitsui & Co. in 2001, (a) the number of warrants to purchase common stock was increased from 3,899 shares to 3,916 shares, (b) the number of warrants to purchase non-voting common stock was increased from 1,101 shares to 1,106 shares, and (c) the warrant exercise price was lowered from $12.50 to $12.45. The PCP Entities exercised their warrants in February 2002 for $62,500. Accordingly, the Company issued 3,916 shares of voting common stock and 1,106 shares of non-voting common stock. Proceeds from the exercise of the warrants were used to repay indebtedness under the U.S. Credit Agreement

      In February 2001, the Company issued 1,302 shares of voting common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. in a private placement for $10.75 per share. Aggregate proceeds, amounting to $14,000, were used to repay indebtedness under the U.S. Credit Agreement.

14.	Income Taxes

      The income tax provision relating to income from continuing operations consisted of the following:

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$15,230	$18,372	$15,976
State and local	5,513	5,083	4,447
Foreign	10,099	5,265	4

Total current	30,842	28,720	20,427

Deferred:
Federal	20,203	9,406	10,214
State and local	3,930	1,643	2,080
Foreign	2,481	1,829	252

Total deferred	26,614	12,878	12,546

Income tax provision relating to continuing Operations	$57,456	$41,598	$32,973

      The income tax provision relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,

	2003	2002	2001

Income tax provision at the federal statutory rate of 35%	$50,908	$36,671	$27,208
State and local income taxes, net of federal benefit	6,138	4,141	3,862
Non-deductible amortization of goodwill	—	—	2,393
Other	410	786	(490)

Income tax provision relating to continuing operations	$57,456	$41,598	$32,973

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows:

	2003	2002

Deferred Tax Assets
Accrued liabilities	$30,599	$23,185
Interest rate swaps	8,930	11,098
Net operating loss carryforwards	2,494	2,494
Other	574	725

Total deferred tax assets	42,597	37,502
Valuation allowance	(2,662)	—

Net deferred tax assets	39,935	37,502

Deferred Tax Liabilities
Depreciation and amortization	(79,249)	(51,974)
Partnership investments	(20,758)	(16,726)
Other	(3,629)	(2,174)

Total deferred tax liabilities	(103,636)	(70,874)

Net deferred tax liabilities	$(63,701)	$(33,372)

      The Company does not provide for federal income taxes or tax benefits relating to the undistributed earnings or losses of its international subsidiaries. It is management’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2003, the Company had not provided federal income taxes on a total of $83,630 of earnings of individual international subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.

      At December 31, 2003, the Company has $73,756 of state net operating loss carryforwards that expire at various dates through 2022.

15.	Supplemental Cash Flow Information

      The following table presents supplementary cash flow information:

	2003	2002	2001

Cash paid interest	$86,986	$65,495	$78,136
Cash paid income taxes	18,738	20,063	23,972
Non-cash financing and investing activities:
Dealership acquisition costs financed by issuance of stock	—	—	5,000
Dealership acquisition cost financed by long-term debt	—	22,448	5,550

16.	Segment Information

      The Company operates in one reportable segment. The reportable segment is an aggregation of three operating segments; Eastern U.S., Western U.S. and International. Such aggregation is based on the Company’s belief that each operating segment, (i) has similar economic characteristics (each is a collection of automobile dealerships), (ii) offers similar products and services (each sells new and used vehicles, service, parts and third-party finance and insurance products), (iii) has similar target markets and customers (generally individuals) and (iv) has similar distribution and marketing practices (all distribute products and

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services through dealership facilities that market to customers in similar fashions).The following table presents certain data by geographic area:

	Year Ended December 31,

	2003	2002	2001

Sales to external customers:
United States	$6,914,693	$6,129,618	$5,620,981
International	1,756,792	1,080,180	43,652

Total sales to external customers	$8,671,485	$7,209,798	$5,664,633
Long-lived assets, net:
United States	362,503	310,280
International	98,961	62,626

Total long-lived assets	$461,464	$372,906

      The Company’s international operations are predominantly based in the United Kingdom.

17. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003(1)(2)
Total revenues	$1,924,525	$2,221,646	$2,363,095	$2,162,219
Gross profit	279,372	316,574	335,995	311,479
Income before cumulative effect of accounting change	16,791	23,864	25,255	20,077
Net income	13,733	23,864	25,255	20,077
Net income per diluted common share	$0.34	$0.58	$0.61	$0.48

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (3)

2002(1)(2)
Total revenues	$1,522,579	$1,863,067	$1,997,714	$1,826,438
Gross profit	219,962	265,175	278,450	264,631
Net income	15,711	23,889	21,989	652
Net income per diluted common share	$0.40	$0.56	$0.53	$0.02

(1)	As discussed in Note 4, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

(3)	As discussed in Note 2, the Company recorded a $22,839 ($13,589 after-tax) charge in the fourth quarter of 2002.

18.	Subsequent Event

      On February 16, 2004, the Company entered into a purchase agreement providing for the issuance and sale of 4,050,000 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.) Inc. (together “Mitsui) for $119,434,500, or $29.49 per share. The transaction is subject to customary closing conditions and

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approval of a majority of the stockholders. The Company currently expects to consummate the sale by March 31, 2004. If these conditions are not satisfied, the sale of the shares will not occur. Proceeds of the sale, if consummated, will be used for general corporate purposes which will initially include reducing the outstanding indebtedness under the revolving U.S. Credit Agreement, and may consist of additional capital improvements, potential acquisitions or other investments.

19.	Condensed Consolidating Financial Information

      As noted, the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries. The following tables include condensed consolidating financial information as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 for United Auto Group, Inc. (as the issuer), the wholly-owned subsidiary guarantors, the non-wholly owned subsidiary guarantors, and the non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of corporate balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows that these entities would have realized on a stand alone basis.

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In Thousands)
Cash and cash equivalents	$13,845	$—	$6,977	$—	$1,975	$4,893
Accounts receivable, net	347,802	—	—	242,865	18,819	86,118
Inventories	1,183,868	—	—	807,281	58,011	318,576
Other current assets	43,150	—	581	23,817	911	17,841

Total current assets	1,588,665	—	7,558	1,073,963	79,716	427,428
Property and equipment, net	371,326	—	4,235	235,509	29,440	102,142
Intangible assets	1,087,052	—	—	773,876	92,741	220,435
Other assets	90,138	(780,286)	837,653	26,398	303	6,070

Total Assets	$3,137,181	$(780,286)	$849,446	$2,109,746	$202,200	$756,075

Floor plan notes payable	$1,138,476	$—	$—	$790,276	$58,907	$289,293
Accounts payable	164,259	—	18,068	55,482	5,582	85,127
Accrued expenses	185,995	—	2,966	57,450	31,577	94,002
Current portion of long-term debt	8,574	—	—	1,460	—	7,114

Total current liabilities	1,497,304	—	21,034	904,668	96,066	475,536
Long-term debt	643,343	—	—	411,084	108,266	123,993
Other long-term liabilities	168,122	—	—	153,759	10,446	3,917

Total Liabilities	2,308,769	—	21,034	1,469,511	214,778	603,446

Total Stockholders’ Equity	828,412	(780,286)	828,412	640,235	(12,578)	152,629

Total Liabilities and Stockholders’ Equity	$3,137,181	$(780,286)	$849,446	$2,109,746	$202,200	$756,075

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2003

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In Thousands)
Total revenues	$8,671,485	$—	$—	$6,207,469	$451,899	$2,012,117
Cost of sales	7,428,065	—	—	5,306,678	383,681	1,737,706

Gross profit	1,243,420	—	—	900,791	68,218	274,411
Selling, general, and administrative expenses	1,011,594	—	14,121	725,300	51,365	220,808

Operating income	231,826	—	(14,121)	175,491	16,853	53,603
Floor plan interest expense	(43,527)	—	—	(34,896)	(1,327)	(7,304)
Other interest expense	(42,847)	—	—	(29,547)	(3,662)	(9,638)
Equity in earnings of subsidiaries	—	(198,932)	198,932	—	—	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	145,452	(198,932)	184,811	111,048	11,864	36,661
Minority interests	(2,305)	—	—	(296)	(1,974)	(35)
Income taxes	(57,456)	84,148	(78,175)	(47,551)	(5,019)	(10,859)

Income from continuing operations	85,691	(114,784)	106,636	63,201	4,871	25,767
Income (loss) from discontinued operations, net of tax	296	—	1,908	(315)	—	(1,297)

Income before cumulative effect of accounting change, net of tax	85,987	(114,784)	108,544	62,886	4,871	24,470
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(3,014)	(44)	—

Net income	$82,929	$(114,784)	$108,544	$59,872	$4,827	$24,470

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In Thousands)
Net cash from operating activities	$180,787	$—	$3,942	$106,339	$32,844	$37,662

Investing Activities:
Purchase of equipment and improvements	(199,766)	—	(1,626)	(152,869)	(20,606)	(24,665)
Proceeds from sale — leaseback transactions	133,373	—	—	133,373	—	—
Dealership acquisitions, net	(113,356)	—	—	(86,086)	—	(27,270)

Net cash from investing activities	(179,749)	—	(1,626)	(105,582)	(20,606)	(51,935)

Financing Activities:
Net borrowings (repayments) of long-term debt	(25,722)	—	—	(44,831)	—	19,109
Proceeds from issuance of common stock	9,907	—	9,907	—	—	—
Distributions to (from) parent	—	—	(1,128)	13,045	(10,717)	(1,200)
Dividends	(4,118)	—	(4,118)	—	—	—

Net cash from financing activities	(19,933)	—	4,661	(31,786)	(10,717)	17,909

Net cash from discontinued operations	22,099	—	—	21,122	—	977

Net increase (decrease) in cash and cash equivalents	3,204	—	6,977	(9,907)	1,521	4,613

Cash and cash equivalents, beginning of period	10,641	—	—	9,907	454	280

Cash and cash equivalents, end of period	$13,845	$—	$6,977	$—	$1,975	$4,893

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In Thousands)
Cash and cash equivalents	$10,641	$—	$—	$9,907	$454	$280
Accounts receivable, net	310,378	—	—	236,598	17,852	55,928
Inventories	942,732	—	—	683,467	57,389	201,876
Other current assets	27,230	—	545	17,949	457	8,279

Total current assets	1,290,981	—	545	947,921	76,152	266,363
Property and equipment, net	306,234	—	4,186	220,359	9,928	71,761
Intangible assets	973,342	—	—	706,135	92,741	174,466
Assets of discontinued operations	53,085	—	—	48,022	—	5,063
Other assets	66,672	(671,823)	706,772	23,412	3	8,308

Total Assets	$2,690,314	$(671,823)	$711,503	$1,945,849	$178,824	$525,961

Floor plan notes payable	$882,100	$—	$—	$646,103	$54,919	$181,078
Accounts payable	127,623	—	4,581	69,416	4,363	49,263
Accrued expenses	143,413	—	2,480	61,982	23,187	55,764
Current portion of long-term debt	14,979	—	—	8,596	—	6,383

Total current liabilities	1,168,115	—	7,061	786,097	82,469	292,488
Long-term debt	651,176	—	—	426,737	95,535	128,904
Other long-term liabilities	135,036	—	—	128,834	5,702	500
Liabilities of discontinued operations	31,545	—	—	27,459	—	4,086

Total Liabilities	1,985,872	—	7,061	1,369,127	183,706	425,978

Total Stockholders’ Equity	704,442	(671,823)	704,442	576,722	(4,882)	99,983

Total Liabilities and Stockholders’ Equity	$2,690,314	$(671,823)	$711,503	$1,945,849	$178,824	$525,961

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2002

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In Thousands)
Total revenues	$7,209,798	$—	$—	$5,466,381	$420,106	$1,323,311
Cost of sales	6,181,580	—	—	4,678,678	360,286	1,142,616

Gross profit	1,028,218	—	—	787,703	59,820	180,695
Selling, general, and administrative expenses	851,778	—	13,916	644,694	44,496	148,672

Operating income	176,440	—	(13,916)	143,009	15,324	32,023
Floor plan interest expense	(34,875)	—	—	(28,656)	(1,184)	(5,035)
Other interest expense	(38,300)	—	—	(25,315)	(3,897)	(9,088)
Equity in earnings of subsidiaries	—	(175,443)	175,443	—	—	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	103,265	(175,443)	161,527	89,038	10,243	17,900
Minority interests	(1,963)	—	—	(405)	(1,427)	(131)
Income taxes	(41,598)	75,440	(69,457)	(38,649)	(4,404)	(4,528)

Income from continuing operations	59,704	(100,003)	92,070	49,984	4,412	13,241
Income from discontinued operations, net of tax	2,537	—	—	2,092	—	445

Net income	62,241	(100,003)	92,070	52,076	4,412	13,686
Preferred dividends	(6,293)	—	(6,293)	—	—	—

Income available to common shareholders	$55,948	$(100,003)	$85,777	$52,076	$4,412	$13,686

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2002

					Non-Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash from operating activities	$87,848	$—	$11,268	$15,717	$20,832	$40,031

Investing Activities:
Purchase of equipment and improvements	(184,048)	—	(3,620)	(94,365)	(6,175)	(79,888)
Proceeds from sale — leaseback transactions	85,500	—	—	85,500	—	—
Dealership acquisitions, net	(197,343)	—	—	(54,454)	—	(142,889)

Net cash from investing activities	(295,891)	—	(3,620)	(63,319)	(6,175)	(222,777)

Financing Activities:
Net borrowings (repayments) of long-term debt	78,105	—	—	(20,131)	(6,237)	104,473
Deferred financing costs	(8,065)	—	(8,065)	—	—	—
Proceeds from issuance of common stock	135,295	—	135,295	—	—	—
Repurchase of common stock	(16,000)	—	(16,000)	—	—	—
Distributions to (from) parent	—	—	(119,295)	56,533	(8,010)	70,772

Net cash from financing activities	189,335	—	(8,065)	36,402	(14,247)	175,245

Net cash from discontinued operations	25,090	—	—	17,309	—	7,781

Net increase (decrease) in cash and cash equivalents	6,382	—	(417)	6,109	410	280

Cash and cash equivalents, beginning of period	4,259	—	417	3,798	44	—

Cash and cash equivalents, end of period	$10,641	$—	$—	$9,907	$454	$280

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2001

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In Thousands)
Total revenues	$5,664,633	$—	$—	$4,943,898	$398,640	$322,095
Cost of sales	4,878,608	—	—	4,248,509	343,793	286,306

Gross profit	786,025	—	—	695,389	54,847	35,789
Selling, general, and administrative expenses	636,278	—	9,912	549,480	42,148	34,738

Operating income	149,747	—	(9,912)	145,909	12,699	1,051
Floor plan interest expense	(39,181)	—	—	(35,530)	(1,876)	(1,775)
Other interest expense	(34,762)	—	—	(27,220)	(4,991)	(2,551)
Equity in earnings of subsidiaries	—	(48,685)	48,685	—	—	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	75,804	(48,685)	38,773	83,159	5,832	(3,275)
Minority interests	(815)	—	—	401	(772)	(444)
Income taxes	(32,973)	21,189	(16,866)	(35,739)	(2,982)	1,425

Income from continuing operations	42,016	(27,496)	21,907	47,821	2,078	(2,294)
Income from discontinued operations, net of tax	2,729	—	—	2,729	—	—

Net income	44,745	(27,496)	21,907	50,550	2,078	(2,294)
Preferred dividends	(8,290)	—	(8,290)	—	—	—

Income available to common shareholders	$36,455	$(27,496)	$13,617	$50,550	$2,078	$(2,294)

UNITED AUTO GROUP, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2001

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In Thousands)
Net cash from operating activities	$72,544	$—	$(4,003)	$72,738	$9,654	$(5,845)

Investing Activities:
Purchase of equipment and improvements	(99,016)	—	(189)	(92,820)	(3,243)	(2,764)
Proceeds from sale — leaseback transactions	20,870	—	—	20,870	—	—
Dealership acquisitions, net	(138,389)	—	—	(137,233)	—	(1,156)

Net cash from investing activities	(216,535)	—	(189)	(209,183)	(3,243)	(3,920)

Financing Activities:
Net borrowings (repayments) of long-term debt	134,507	—	—	123,878	3,906	6,723
Proceeds from issuance of common stock	18,823	—	—	18,823	—	—
Repurchase of common stock	(5,790)	—	(5,790)	—	—	—
Distributions to (from) parent	—	—	10,274	598	(10,280)	(592)

Net cash from financing activities	147,540	—	4,484	143,299	(6,374)	6,131

Net cash from discontinued operations	(5,828)	—	—	(9,462)	—	3,634

Net increase (decrease) in cash and cash equivalents	(2,279)	—	292	(2,608)	37	—

Cash and cash equivalents, beginning of period	6,538	—	125	6,406	7	—

Cash and cash equivalents, end of period	$4,259	$—	$417	$3,798	$44	$—

Schedule II

UNITED AUTO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries	at End
Description	of Year	Additions	& Other	of Year

	(In Thousands)
Year Ended December 31, 2003
Allowance for doubtful accounts	$3,431	$2,055	$(2,065)	$3,421
Allowance for chargebacks	14,187	20,629	(19,011)	15,805

	$17,618	$22,684	$(21,076)	$19,226

Year Ended December 31, 2002
Allowance for doubtful accounts	$2,845	$1,874	$(1,288)	$3,431
Allowance for chargebacks	13,049	18,548	(17,410)	14,187

	$15,894	$20,422	$(18,698)	$17,618

Year Ended December 31, 2001
Allowance for doubtful accounts	$1,922	$2,114	$(1,191)	$2,845
Allowance for chargebacks	9,440	19,517	(15,908)	13,049

	$11,362	$21,631	$(17,099)	$15,894

INDEX OF EXHIBITS

      Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation.
3.2	Bylaws (incorporated by reference to exhibit 3.2 to our registration statement on Form S-1, registration no. 333-09429 (the “1996 Form S-1”)).
4.1	Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999 (incorporated by reference to our Form 8-K filed on May 10, 1999).
4.2	Certificate of Designation of Series B Convertible Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 30, 1999 (incorporated by reference to our Form 10-Q for the quarter ended March 31, 2002).
4.3.1	Indenture dated as of March 18, 2002 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank One Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.3 to our registration statement on Form S-4, registration no. 333-87452, filed May 2, 2002).
4.3.2	First Supplemental Indenture dated as of December 19, 2003 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.
4.4.1	Amended and Restated Credit Agreement, dated as of December 22, 2000, among us, various financial institutions and Chrysler Financial Company, L.L.C., as Agent (incorporated by reference to exhibit 10.1.19.6 to our Form 10-K for the year ended December 31, 2000) (the “DaimlerChrysler Credit Agreement”).
4.4.2	First Amendment to the DaimlerChrysler Credit Agreement dated as of October 29, 2001 (incorporated by reference to exhibit 10.1.19.7 to our registration statement on Form S-3, file no. 333-82264, filed on February 6, 2002).
4.4.3	Second Amendment to the DaimlerChrysler Credit Agreement dated as of February 8, 2002 (incorporated by reference to exhibit 10.1.19.8 to our Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).
4.4.4	Third Amendment to the DaimlerChrysler Credit Agreement dated March 12, 2002 (incorporated by reference to exhibit 10.1.19.9 to our Form 10-Q for the quarter ended March 31, 2002).
4.4.5	Fourth Amendment to the DaimlerChrysler Credit Agreement dated July 19, 2002 (incorporated by reference to exhibit 10.1.19.1 to our Form 10-Q for the quarter ended June 30, 2002).
4.4.6	Fifth Amendment to the DaimlerChrysler Credit Agreement dated January 15, 2003 (incorporated by reference to exhibit 10.1.19.11 to our Form 10-K for the year ended December 31, 2002) (the “2001 Form 10-K”).
4.4.7	Sixth Amendment to the DaimlerChrysler Credit Agreement dated April 16, 2003 (incorporated by reference to exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2003).
4.4.8	Seventh Amendment to the DaimlerChrysler Credit Agreement dated May 1, 2003 (incorporated by reference to exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003).
4.5	Credit agreement dated February 28, 2003 between Sytner Group Limited and The Royal Bank of Scotland plc, as agent for National Westminster Bank plc (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).
10.1	Form of Dealer Agreement with Infiniti Division of Nissan North America, Inc. (incorporated by reference to exhibit 10.2.1 to our 2001 Form 10-K).
10.2	Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company (incorporated by reference to exhibit 10.2.2 to our 2001 Form 10-K.

	10.3	Form of Dealer Agreement With Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
	10.4	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).
	10.5	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).
	10.6	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
	10.7	Form of Dealer Agreement with Toyota Motor Company (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K),
	10.8	Form of Dealer Agreement with General Motors Corporation (incorporated by reference to exhibit 10.2.8 to our 2001 Form 10-K).
	10.9	Form of Dealer Agreement with Nissan North America, Inc. (incorporated by reference to exhibit 10.2.9 to our 2001 Form 10-K).
	10.10	Form of Sales and Service Agreement with Chrysler Corporation (incorporated by reference to exhibit 10.2.10 to our 2001 Form 10-K).
	10.11	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
	10.12	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
	10.13	Form of Mercedes Benz USA, LLC Maybach Passenger Car Dealer Agreement (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2003).
	10.14	Form of Sales and Service Agreement with Ford Motor Company (incorporated by reference to exhibit 10.2.13 to our 2001 Form 10-K).
	10.15	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit 10.2.14 to our 2001 Form 10-K).
	10.16	Form of Dealer Agreement with Acura Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).
	10.17	Form of Sales and Service Agreement with Porsche Cars North America (incorporated by reference to exhibit 10.2.16 to our 2001 Form 10-K).
	10.18	Form of Dealer Agreement with Land Rover North America, Inc. (incorporated by reference to exhibit 10.2.17 to our 2001 Form 10-K).
*	10.19	Settlement Agreement dated October 3, 1996 among us, Samuel X. DiFeo and other parties named therein (incorporated by reference to exhibit 10.26.2 to the 1996 Form S-1).
*	10.20	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo (incorporated by reference to exhibit 10.23 to our Form 10-K for the year ended December 31, 1999).
*	10.21	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske (incorporated by reference to exhibit 10.3 to our Form 8-K filed August 13, 1999).
*	10.22	United Auto Group, Inc. Amended and Restated Stock Option Plan dated as of December 10, 2003.
*	10.23	Amended and Restated United Auto Group, Inc. 2002 Equity Compensation Plan.
*	10.24	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).
*	10.25	Amended and Restated United Auto Group, Inc. Non-Employee Director Compensation Plan.
*	10.26	United Auto Group, Inc. Management Incentive Plan (effective July 1, 2003) (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
	10.27	Limited Liability Company Agreement of UAG Mentor Acquisition, LLC dated July 1, 2003 between us and YAG Mentor Investors, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.28.1	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.28.2	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2003)
10.28.3	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).
10.29	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement (incorporated by reference to exhibit 10.24 to our Form 10-Q for the quarter ended June 30, 2000).
10.30	Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc. and CarsDirect.com, Inc. (incorporated by reference to exhibit 10.25 to our Form 10-Q for the quarter ended June 30, 2000).
10.31	Registration Rights Agreement dated May 3, 1999 by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C. (incorporated by reference to exhibit 10.20.7 to our Form 8-K filed on May 10, 1999).
10.32	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K for the year ended December 31, 2000).
10.33	Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of February 22, 2002 (incorporated by reference to the exhibit 10.33 to our 2001 Form 10-K).
10.34	Second Amended and Restated Stockholders Agreement by and among Aeneas Venture Corporation, International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., J.P. Morgan Partners (BHCA), L.P., Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation, Penske Automotive Holdings Corp., Penske Capital Partners, L.L.C., Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) and us dated as of February 22, 2002 (incorporated by reference to exhibit 10.27.2 to our 2001 Form 10-K).
10.35	Letter Agreement among Penske Corporation, Penske Capital Partners, L.L.C., Penske Automotive Holdings Corp., International Motor Cars Group I, L.L.C., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated April 4, 2003 (incorporated by reference to exhibit 5 to the Schedule 13D filed by Mitsui on April 10, 2003).
10.36	Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and United Auto Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).
10.37	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr. (incorporated by reference to exhibit 10.28.1 to registration statement no. 333-82264 filed February 6, 2002).
10.38	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA (incorporated by reference to exhibit 10.29 to our Form 10-Q for the quarter ended June 30, 2001).
10.39	Lease Agreement between Automotive Group Realty, LLC and UAG Realty, LLC, dated as of September 29, 2000 (incorporated by reference to exhibit 10.35 to our Form 10-Q for the quarter ended September 30, 2002).
10.40	Lease Agreement between Car Chauncey, LLC and UAG Realty, LLC, dated as of September 11, 2002 (incorporated by reference to exhibit 10.36 to our Form 10-Q for the quarter ended September 30, 2002).
10.41	Risk Factors relating to United Auto Group (incorporated by reference to pages 12-21 of amendment 5 to registration statement number 333-87452 filed January 15, 2003).
21	Subsidiary List.

23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG Audit Plc.
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002