Form 10-Q
period 2004-03-31
UNITED AUTO GROUP INC
filed 2004-05-10
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

          As of May 3, 2004, there were 46,149,995 shares of voting common stock outstanding.

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
	(In thousands except per
	share amounts)
ASSETS
Cash and cash equivalents	$16,119	$13,439
Accounts receivable, net	358,372	342,446
Inventories	1,281,574	1,166,756
Other current assets	44,057	43,090

Total current assets	1,700,122	1,565,731
Property and equipment, net	408,455	368,504
Goodwill	998,498	991,314
Franchise value	94,698	93,720
Other assets	88,360	89,968
Assets of discontinued operations	17,527	27,944

Total Assets	$3,307,660	$3,137,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Floor plan notes payable	$1,198,947	$1,122,065
Accounts payable	210,918	162,404
Accrued expenses	166,411	184,694
Current portion of long-term debt	1,175	8,574

Total current liabilities	1,577,451	1,477,737
Long-term debt	571,924	643,145
Other long-term liabilities	173,327	168,111
Liabilities of discontinued operations	11,736	19,776

Total Liabilities	2,334,438	2,308,769
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value, 80,000 shares authorized; 50,950 shares issued, including 4,830 treasury shares, at March 31, 2004; 46,552 shares issued, including 4,830 treasury shares at December 31, 2003	5	4
Non-voting common stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Class C common stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Additional paid-in-capital	707,564	582,104
Retained earnings	228,660	212,605
Unearned compensation	(2,307)	(2,616)
Accumulated other comprehensive income	39,300	36,315

Total Stockholders’ Equity	973,222	828,412

Total Liabilities and Stockholders’ Equity	$3,307,660	$3,137,181

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands, except per
	share amounts)
New vehicle sales	$1,316,370	$1,076,565
Used vehicle sales	524,953	424,553
Finance and insurance	53,043	46,558
Service and parts	259,483	206,328
Fleet sales	32,523	25,894
Wholesale vehicle sales	169,940	115,085

Total revenues	2,356,312	1,894,983
Cost of sales	2,012,064	1,619,595

Gross profit	344,248	275,388
Selling, general and administrative expenses	276,915	220,632
Depreciation and amortization	8,814	7,000

Operating income	58,519	47,756
Floor plan interest expense	(13,323)	(8,736)
Other interest expense	(10,765)	(10,282)

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	34,431	28,738
Minority interests	(310)	(393)
Income taxes	(13,358)	(11,353)

Income from continuing operations	20,763	16,992
Loss from discontinued operations, net of tax	(559)	(201)

Income before cumulative effect of accounting change	20,204	16,791
Cumulative effect of accounting change, net of tax	—	(3,058)

Net income	$20,204	$13,733

Basic earnings per common share:
Continuing operations	$0.50	$0.42
Discontinued operations	(0.01)	—
Cumulative effect of accounting change	—	(0.08)

Net income	$0.48	$0.34

Shares	41,737	40,598

Diluted earnings per common share:
Continuing operations	$0.49	$0.42
Discontinued operations	(0.01)	—
Cumulative effect of accounting change	—	(0.07)

Net income	$0.48	$0.34

Shares	42,521	40,920

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
Operating activities:
Net income	$20,204	$13,733
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,814	7,000
Amortization of unearned compensation	412	—
Cumulative effect of accounting change	—	3,058
Minority interest and other	(55)	618
Changes in operating assets and liabilities
Accounts receivable	(15,326)	(9,171)
Inventories	(109,439)	(125,281)
Floor plan notes payable	71,631	101,007
Accounts payable and accrued expenses	31,394	16,015
Other	(1,154)	(8,873)

Net cash from operating activities	6,481	(1,894)

Investing activities:
Purchase of equipment and improvements	(49,274)	(41,634)
Proceeds from sale-leaseback transactions	3,750	—
Dealership acquisitions, net	(2,534)	(2,791)

Net cash from investing activities	(48,058)	(44,425)

Financing activities:
Net borrowings (repayments) of long-term debt	(79,428)	47,476
Proceeds from issuance of common stock	125,358	—
Dividends	(4,149)	—

Net cash from financing activities	41,781	47,476

Net cash from discontinued operations	2,476	6,964

Net increase in cash and cash equivalents	2,680	8,121
Cash and cash equivalents, beginning of period	13,439	9,844

Cash and cash equivalents, end of period	$16,119	$17,965

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock					Accumulated
			Additional			Other	Total
	Issued		Paid-in	Retained	Unearned	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity	Income

	(Unaudited)
	(Dollars in thousands)
Balances, January 1, 2004	41,722,168	$4	$582,104	$212,605	$(2,616)	$36,315	$828,412	$—
Restricted stock	4,000	—	103	—	309	—	412	—
Sale of common stock	4,050,000	1	119,434	—	—	—	119,435	—
Option exercises	344,236	—	5,923	—	—	—	5,923	—
Unrealized appreciation of investment, net of tax	—	—	—	—	—	2,344	2,344	2,344
Fair value of interest rate swap agreement, net of tax	—	—	—	—	—	(5,769)	(5,769)	(5,769)
Foreign currency translation		—	—	—	—	6,410	6,410	6,410
Dividends				(4,149)			(4,149)
Net income	—	—	—	20,204	—	—	20,204	20,204

Balances, March 31, 2004	46,120,404	$5	$707,564	$228,660	$(2,307)	$39,300	$973,222	$23,189

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, Except Per Share Amounts)

1.	Interim Financial Statements

Basis of Presentation

      The information presented as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year consolidated condensed financial statements to conform to the current year presentation.

Discontinued Operations

      The Company periodically enters into transactions to sell or otherwise dispose of non-core or unprofitable dealerships. Such transactions typically result in treating such dealerships as discontinued operations. Combined financial information of the dealerships accounted for as discontinued operations follows:

	Three Months Ended
	March 31,

	2004	2003

Revenues	$21,405	$81,828
Pre-tax loss	(2,113)	(334)
Pre-tax gain on disposal	1,198	—

	March 31,	December 31,
	2004	2003

Inventories	$9,905	$17,112
Other assets	7,622	10,832

Total assets	$17,527	$27,944

Floor plan notes payable	$9,071	$16,411
Other liabilities	2,665	3,365

Total liabilities	$11,736	$19,776

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the price of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income for 2003 by $3.1 million, net of tax, or $0.07 per diluted share.

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

      Following is a summary of the changes in the carrying amount of goodwill and franchise value for the three months ended March 31, 2004:

		Franchise
	Goodwill	Value

Balance — January 1, 2004	$991,314	$93,720
Additions during period	2,604	—
Foreign currency translation	4,580	978

Balance — March 31, 2003	$998,498	$94,698

Stock-Based Compensation

      Full-time employees of the Company and its subsidiaries and affiliates are eligible to receive stock based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for 2,100 shares available for future issuance of awards including; stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards to key employees, outside directors, consultants and advisors of the Company. As of March 31, 2004, 1,779 shares of common stock were available for grant under the Plan. In addition, 144 shares of common stock are available for the grant of equity compensation pursuant to a prior plan.

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

stockholders, basic earnings per common share and diluted earnings per common share would have been as follows:

	Three Months Ended
	March 31,

	2004	2003

Net income(1)	$20,204	$13,733
Fair value method compensation expense attributable to stock-based compensation, net of tax	(341)	(446)

Pro forma net income	$19,863	$13,287

Basic earnings per common share	$0.48	$0.34

Pro forma basic earnings per common share	$0.47	$0.33

Diluted earnings per common share	$0.48	$0.34

Pro forma diluted earnings per common share	$0.47	$0.33

(1)	Includes approximately $252 of compensation expense, net of tax, related to restricted stock grants.

      During the three months ended March 31, 2003, the Company granted options to acquire 5 shares of common stock, respectively. The weighted average fair value of the option grants of $6.12 was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 61%; risk free interest rate of 4% and expected lives of five years. No options were granted in 2004.

2.	Inventories

      Inventories consisted of the following:

	March 31,	December 31,
	2004	2003

New vehicles	$976,110	$896,398
Used vehicles	251,081	217,381
Parts, accessories and other	54,383	52,977

Total inventories	$1,281,574	$1,166,756

3.	Floor Plan Notes Payable

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

4.	Business Combinations

      The Company completed one acquisition during each of the three month periods ended March 31, 2004 and 2003 which have been accounted for using the purchase method of accounting. As a result, the

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.

5.	Capital Transaction

      On March 26, 2004, the Company sold an aggregate of 4,050 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $29.49 per share. The proceeds of the sale were used for general corporate purposes which included reducing outstanding indebtedness under the Company’s credit agreements.

6.	Earnings Per Share

      Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is based on the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, restricted stock and a stock price guarantee in connection with an acquisition consummated in 2000. For the three month period ended March 31, 2003, 969 shares issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share is as follows:

	Three Months Ended
	March 31,

	2004	2003

Weighted average number of common shares outstanding	41,737	40,598
Effect of stock options	534	309
Effect of restricted stock	250	—
Effect of stock price guarantee	—	13

Weighted average number of common shares outstanding, including effect of dilutive securities	42,521	40,920

7.	Supplemental Cash Flow Information

      The following table presents certain supplementary information to the consolidated condensed statements of cash flow:

	Three Months Ended
	March 31,

	2004	2003

Cash paid for interest	$31,623	$27,293
Cash paid for income taxes	703	1,129

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	Long Term Debt

      Long-term debt consisted of the following:

	March 31,	December 31,
	2004	2003

U.S. Credit Agreement — Revolving Loans, weighted average interest — 3.11% and 3.23% at March 31, 2004 and December 31, 2003, respectively	$238,000	$312,000
U.K. Credit Agreement — Revolving Loans, weighted average interest — 4.91% and 4.75% at March 31, 2004 and December 31, 2003, respectively	30,714	35,203
9.625% Senior Subordinated Notes due 2012	300,000	300,000
Other	4,385	4,516

Total long-term debt	573,099	651,719
Less: Current portion	1,175	8,574

Net long-term debt	$571,924	$643,145

U.S. Credit Agreement

      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2000, as amended (the “U.S. Credit Agreement”), which provides for up to $700,000 in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. The Company is also party to an additional $50,000 standby letter of credit agreement provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on allowable domestic tangible assets. Substantially all of the Company’s domestic assets not pledged as security under the floor plan arrangements in the U.S. are subject to security interests granted to lenders under the U.S. Credit Agreement. The U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of March 31, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $238,000 and $9,500, respectively, and outstanding letters of credit amounted to $35,000 under the Additional Facility. As of March 31, 2004 the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      The Company is party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003 (the “U.K. Credit Agreement”), which provides for up to £45,000 (approximately $82,200 as of March 31, 2004) in revolving loans to be used for acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

of £10,000 (approximately $18,200 as of March 31, 2004). Loans under the U.K. Credit Agreement bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. The borrowing capacity under the U.K. Credit Agreement will be reduced by £2,000 every six months, with the first reduction having occurred on January 1, 2004. The remaining £35,000 of revolving loans mature on January 31, 2006. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements in the U.K. are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of March 31, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £16,800 ($30,714), and the Company was in compliance with all financial covenants under the U.K. Credit Agreement.

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

      Effective March 2004, the Company terminated a swap agreement pursuant to which a notional $350,000 of its U.S. floating rate debt was exchanged for fixed rate debt. This swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. The fair value of the swap upon termination was not significant. During January 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years.

10.	Condensed Consolidating Financial Information

      The following tables include condensed consolidating financial information as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 for United Auto Group, Inc. (as the issuer of the Notes), wholly-owned subsidiary guarantors, non-wholly owned guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items, which are

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis. In accordance with the SEC’s Rule 3-10 of Regulation S-X, separate financial statements for each of the entities that constitute the non-wholly owned guarantors are presented within.

Condensed Consolidating Balance Sheet

March 31, 2004

					Non-
					Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$16,119	$—	$13,788	$(2,757)	$1,206	$3,882
Accounts receivable, net	358,372	—	—	229,997	17,494	110,881
Inventories	1,281,574	—	—	860,200	60,346	361,028
Other current assets	44,057	—	6,403	18,754	633	18,267

Total current assets	1,700,122	—	20,191	1,106,194	79,679	494,058
Property and equipment, net	408,455	—	4,106	237,803	36,268	130,278
Intangible assets	1,093,196	—	—	772,110	92,741	228,345
Other assets	88,360	(907,456)	974,755	17,011	294	3,756
Assets of discontinued operations	17,527	—	—	17,527	—	—

Total Assets	$3,307,660	$(907,456)	$999,052	$2,150,645	$208,982	$856,437

Floor plan notes payable	$1,198,947	$—	$—	$834,965	$56,308	$307,674
Accounts payable	210,918	—	25,146	41,277	7,546	136,949
Accrued expenses	166,411	—	684	46,210	33,293	86,224
Current portion of long-term debt	1,175	—	—	1,175	—	—

Total current liabilities	1,577,451	—	25,830	923,627	97,147	530,847
Long-term debt	571,924	—	—	325,018	115,049	131,857
Other long-term liabilities	173,327	—	—	161,748	10,811	768
Liabilities of discontinued operations	11,736	—	—	11,736	—	—

Total Liabilities	2,334,438	—	25,830	1,422,129	223,007	663,472

Total Stockholders’ Equity	973,222	(907,456)	973,222	728,516	(14,025)	192,965

Total Liabilities and Stockholders’ Equity	$3,307,660	$(907,456)	$999,052	$2,150,645	$208,982	$856,437

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2004

					Non-
					Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$2,356,312	$—	$—	$1,510,875	$109,600	$735,837
Cost of sales	2,012,064	—	—	1,286,408	92,413	633,243

Gross profit	344,248	—	—	224,467	17,187	102,594
Selling, general, and administrative expenses	276,915		2,860	185,337	13,962	74,756
Depreciation and amortization	8,814	—	586	5,409	421	2,398

Operating income	58,519	—	(3,446)	33,721	2,804	25,440
Floor plan interest expense	(13,323)	—	—	(10,332)	(358)	(2,633)
Other interest expense	(10,765)	—	—	(7,312)	(775)	(2,678)
Equity in earnings of subsidiaries	—	(37,318)	37,318	—	—	—

Income from continuing operations before minority interests and income taxes	34,431	(37,318)	33,872	16,077	1,671	20,129
Minority interests	(310)	—	—	1	(321)	10
Income taxes	(13,358)	19,890	(18,054)	(8,264)	(891)	(6,039)

Income from continuing operations	20,763	(17,428)	15,818	7,814	459	14,100
Income (loss) from discontinued operations, net of tax	(559)	—	—	(559)	—	—

Net income	$20,204	$(17,428)	$15,818	$7,255	$459	$14,100

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flow

Three Months Ended March 31, 2004

					Non-
					Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash from operating activities	$6,481	$—	$(124,737)	$128,654	$1,603	$961

Investing Activities:
Purchase of equipment and improvements	(49,274)	—	(457)	(13,463)	(7,249)	(28,105)
Proceeds from sale — leaseback transactions	3,750	—	—	3,750	—	—
Dealership acquisitions, net	(2,534)	—	—	(188)	—	(2,346)

Net cash from investing activities	(48,058)	—	(457)	(9,901)	(7,249)	(30,451)

Financing Activities:
Net borrowings (repayments) of long-term debt	(79,428)	—	—	(89,690)	6,783	3,479
Proceeds from issuance of common stock	125,358	—	125,358	—	—	—
Distributions to (from) parent	—	—	10,796	(33,890)	(1,906)	25,000
Dividends	(4,149)	—	(4,149)	—	—	—

Net cash from financing activities	41,781	—	132,005	(123,580)	4,877	28,479

Net cash from discontinued operations	2,476	—	—	2,476	—	—

Net increase (decrease) in cash and cash equivalents	2,680	—	6,811	(2,351)	(769)	(1,011)
Cash and cash equivalents, beginning of period	13,439	—	6,977	(406)	1,975	4,893

Cash and cash equivalents, end of period	$16,119	$—	$13,788	$(2,757)	$1,206	$3,882

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2003

					Non-
					Wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$13,439	$—	$6,977	$(406)	$1,975	$4,893
Accounts receivable, net	342,446	—	—	237,509	18,819	86,118
Inventories	1,166,756	—	—	790,169	58,011	318,576
Other current assets	43,090	—	581	23,757	911	17,841

Total current assets	1,565,731	—	7,558	1,051,029	79,716	427,428
Property and equipment, net	368,504	—	4,235	232,687	29,440	102,142
Intangible assets	1,085,034	—	—	771,858	92,741	220,435
Other assets	89,968	(780,286)	837,653	26,228	303	6,070
Assets from discontinued operations	27,944	—	—	27,944	—	—

Total Assets	$3,137,181	$(780,286)	$849,446	$2,109,746	$202,200	$756,075

Floor plan notes payable	$1,122,065	$—	$—	$773,865	$58,907	$289,293
Accounts payable	162,404	—	18,068	53,627	5,582	85,127
Accrued expenses	184,694	—	2,966	56,149	31,577	94,002
Current portion of long-term debt	8,574	—	—	1,460	—	7,114

Total current liabilities	1,477,737	—	21,034	885,101	96,066	475,536
Long-term debt	643,145	—	—	410,886	108,266	123,993
Other long-term liabilities	168,111	—	—	153,748	10,446	3,917
Liabilities from discontinued operations	19,776	—	—	19,776	—	—

Total Liabilities	2,308,769	—	21,034	1,469,511	214,778	603,446

Total Stockholders’ Equity	828,412	(780,286)	828,412	640,235	(12,578)	152,629

Total Liabilities and Stockholders’ Equity	$3,137,181	$(780,286)	$849,446	$2,109,746	$202,200	$756,075

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2003

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$1,894,983	$—	$—	$1,349,916	$92,910	$452,157
Cost of sales	1,619,595	—	—	1,150,164	78,789	390,642

Gross profit	275,388	—	—	199,752	14,121	61,515
Selling, general, and administrative expenses	220,632	—	3,017	159,007	11,086	47,522
Depreciation and amortization	7,000	—	76	5,208	213	1,503

Operating income	47,756	—	(3,093)	35,537	2,822	12,490
Floor plan interest expense	(8,736)	—	—	(6,896)	(340)	(1,500)
Other interest expense	(10,282)	—	—	(7,210)	(798)	(2,274)
Equity in earnings of subsidiaries	—	(39,848)	39,848	—	—	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	28,738	(39,848)	36,755	21,431	1,684	8,716
Minority interests	(393)	—	—	(89)	(301)	(3)
Income taxes	(11,353)	16,856	(15,547)	(9,503)	(712)	(2,447)

Income from continuing operations	16,992	(22,992)	21,208	11,839	671	6,266
Income (loss) from discontinued operations, net of tax	(201)	—	—	176	—	(377)

Income before cumulative effect of accounting change, net of tax	16,791	(22,992)	21,208	12,015	671	5,889
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(3,014)	(44)	—

Net income	$13,733	$(22,992)	$21,208	$9,001	$627	$5,889

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2003

					Owned
					Non-wholly	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash from operating activities	$(1,894)	$—	$270	$(14,500)	$3,373	$8,963

Investing Activities:
Purchase of equipment and improvements	(41,634)	—	(270)	(34,022)	(2,416)	(4,926)
Proceeds from sale — leaseback transactions	—	—	—	—	—	—
Dealership acquisitions, net	(2,791)	—	—	(2,330)	—	(461)

Net cash from investing activities	(44,425)	—	(270)	(36,352)	(2,416)	(5,387)

Financing Activities:
Net borrowings (repayments) of long-term debt	47,476	—	—	38,729	—	8,747
Distributions to (from) parent	—	—	—	5,913	(1,411)	(4,502)
Dividends	—	—	—	—	—	—

Net cash from financing activities	47,476	—	—	44,642	(1,411)	4,245

Net cash from discontinued operations	6,964	—	—	6,964	—	—

Net increase (decrease) in cash and cash equivalents	8,121	—	—	754	(454)	7,821
Cash and cash equivalents, beginning of period	9,844	—	—	9,110	454	280

Cash and cash equivalents, end of period	$17,965	$—	$—	$9,864	$—	$8,101

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward looking statements as a result of various factors. See “Forward Looking Statements”.

Overview

      We are the second largest automotive retailer in the United States as measured by total revenues. As of March 31, 2004, we owned and operated 136 franchises in the United States and 83 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale of higher margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

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

      Following is a summary of the accounting policies applied in the preparation of our consolidated condensed financial statements that management believes are most dependent upon the use of estimates and assumptions.

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

Intangible assets with finite lives are amortized over their estimated useful lives.

Impairment Testing

      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of the fair value of the asset with its carrying value. If the carrying value of a franchise exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We also evaluate the remaining useful life of our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed at the “reporting unit” level. We have three “regions”, each of which has been determined to be a reporting unit due to the fact that discrete financial information is available for each region and each region’s operating results are regularly reviewed by our Chief Executive Officer and executive management team. If the carrying amount of a reporting unit is determined to exceed its fair value, an impairment loss is recognized.

Investments

      Investments include marketable securities and investments in businesses accounted for under the equity method. Marketable securities include investments in debt and equity securities. Marketable securities held by us are typically classified as available for sale and are stated at fair value in our balance sheet with unrealized gains and losses included in other comprehensive income, a separate component of stockholders’ equity. Declines in investment values that are deemed to be other than temporary would result in an impairment charge reducing the investments’ carrying value to fair value. A majority of our investments are in joint venture relationships that are more fully described in “Joint Ventures” in this Management’s Discussion and Analysis. Such joint ventures are accounted for under the equity method, pursuant to which we record our proportionate share of joint venture income each period.

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

Income Taxes

      Tax regulations may require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses which are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax effect in our financial statements. Deferred tax liabilities generally represent expenses recognized in our financial statements for which payment has been deferred or deductions taken on our tax return which have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Retail Data

			2004 vs. 2003

	2004	2003	Change	% Change

	(In millions, except unit and per unit amounts)
Total retail unit sales	64,779	57,842	6,937	12.0%
Total same store retail unit sales	59,165	57,224	1,941	3.4%
Total retail sales revenue	$2,153.9	$1,754.0	$399.9	22.8%
Total same store retail sales revenue	$1,926.9	$1,736.0	$190.9	11.0%
Total retail gross profit	$343.0	$275.7	$67.3	24.4%
Total retail gross margin	15.9%	15.7%	0.2%	1.3%

Units

      Retail data includes new vehicle, used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 6,937, or 12.0%, from 2003 to 2004. The increase is due to: (1) a 1,941 unit, or 3.4%, increase in same store retail unit sales and (2) a 4,996 unit increase from net dealership acquisitions during the period. We believe that the same store increase is due in part to our favorable brand mix, which includes a higher concentration of foreign and luxury nameplates.

Revenues

      Retail sales revenue increased $399.9 million, or 22.8%, from 2003 to 2004. The increase is due to: (1) a $190.9 million, or 11.0%, increase in same store revenues and (2) a $209.0 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a 3.4% increase in retail unit sales, which increased revenue by $61.7 million, (2) a $1,811, or 6.3%, increase in average new vehicle revenue per unit, which increased revenue by $67.0 million, (3) a $1,539 or 7.4% increase in average used vehicle revenue per unit, which increased revenue by $31.1 million (4) a $24, or 3.0%, increase in average finance and insurance revenue per unit, which increased revenue by $1.4 million and (5) a $29.7 million, or 14.5%, increase in service and parts revenues. Retail revenues were positively affected by approximately $74.2 million by foreign currency exchange rates in 2004.

Gross Profit

      Retail gross profit increased $67.3 million, or 24.4%, from 2003 to 2004. The increase is due to (1) the 12.0% increase in retail unit sales, which increased gross profit $23.0 million, (2) a $247, or 10.2%, increase in average gross profit per new vehicle retailed, which increased gross profit by $9.2 million, (3) a $171, or 8.9%, increase in average gross profit per used vehicle retailed, which increased gross profit by $3.6 million, (4) a $14, or 1.7%, increase in average finance and insurance revenue per unit, which increased gross profit by $0.8 million and (5) a $30.7 million, or 30.9%, increase in service and parts gross profit.

New Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

New retail unit sales	42,121	37,373	4,748	12.7%
Same store new retail unit sales	39,037	37,020	2,017	5.4%
New retail sales revenue	$1,316.4	$1,076.6	$239.8	22.3%
Same store new retail sales revenue	$1,196.2	$1,067.4	$128.8	12.1%
New retail sales revenue per unit	$31,252	$28,806	$2,446	8.5%
Same store new retail sales revenue per unit	$30,643	$28,832	$1,811	6.3%
Gross profit — new	$112.6	$90.7	$21.9	24.2%
Average gross profit per new vehicle retailed	$2,673	$2,426	$247	10.2%
Gross margin % — new	8.6%	8.4%	0.2%	2.7%

Units

      Retail unit sales of new vehicles increased 4,748, or 12.7%, from 2003 to 2004. The increase is due to: (1) a 2,017 unit, or 5.4%, increase in same store retail unit sales and (2) a 2,731 unit increase from net dealership acquisitions during the period. We believe that the same store increase is due in part to our favorable brand mix, which includes a concentration of foreign and luxury nameplates.

Revenues

      New vehicle retail sales revenue increased $239.8 million, or 22.3%, from 2003 to 2004. The increase is due to: (1) a $128.8 million, or 12.1%, increase in same store revenues and (2) a $111.0 million increase from net dealership acquisitions during the period. The same store revenue increase is due to a 5.4% increase in retail unit sales, which increased revenue by $61.8 million, and a $1,811, or 6.3%, increase in comparative average selling prices per unit, which increased revenue by $67.0 million.

Gross Profit

      Retail gross profit from new vehicle sales increased $21.9 million, or 24.2%, from 2003 to 2004. The increase is due to: (1) a 12.7% increase in new retail unit sales, which increased gross profit by $12.7 million, and a $247, or 10.2%, increase in average gross profit per new vehicle retailed, which increased gross profit by $9.2 million.

Used Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

Used retail unit sales	22,658	20,469	2,189	10.7%
Same store used retail unit sales	20,128	20,204	(76)	(0.4)%
Used retail sales revenue	$525.0	$424.6	$100.4	23.7%
Same store used retail sales revenue	$448.0	$418.6	$29.4	7.0%
Used retail sales revenue per unit	$23,169	$20,741	$2,428	11.7%
Same store used retail sales revenue per unit	$22,259	$20,720	$1,539	7.4%
Gross profit — used	$47.5	$39.4	$8.1	20.5%
Average gross profit per used vehicle retailed	$2,097	$1,926	$171	8.9%
Gross margin % — used	9.0%	9.3%	(0.3)%	(3.6)%

Units

      Retail unit sales of used vehicles increased 2,189, or 10.7%, from 2003 to 2004. The increase is due to a 2,265 unit increase from net dealership acquisitions during the period offset slightly by a 76 unit, or 0.4%, decrease in same store used retail unit sales.

Revenues

      Used vehicle retail sales revenue increased $100.4 million, or 23.7%, from 2003 to 2004. The increase is due to: (1) a $29.4 million, or 7.0%, increase in same store revenues and (2) a $71.0 million increase from net dealership acquisitions during the period. The same store revenue increase is due to a $1,539, or 7.4%, increase in comparative average selling prices per vehicle, which increased revenue by $31.1 million, offset somewhat by a 0.4% decrease in retail unit sales, which decreased revenue by $1.7 million.

Gross Profit

      Retail gross profit from used vehicle sales increased $8.1 million, or 20.5%, from 2003 to 2004. The increase is due to: (1) a 10.7% increase in used retail unit sales, which increased gross profit by $4.6 million, and (2) a $171, or 8.9%, increase in average gross profit per used vehicle retailed, which increased gross profit by $3.5 million.

Finance and Insurance Data

			2004 vs. 2003

	2004	2003	Change	% Change

Total retail unit sales	64,779	57,842	6,937	12.0%
Total same store retail unit sales	59,165	57,224	1,941	3.4%
Finance and insurance revenue	$53.0	$46.6	$6.4	13.7%
Same store finance and insurance revenue	$49.1	$46.1	$3.0	6.5%
Finance and insurance revenue per unit	$819	$805	$14	1.7%
Same store finance and insurance revenue per unit	$829	$805	$24	3.0%

      Finance and insurance revenue increased $6.4 million, or 13.7%, from 2003 to 2004. The increase is due to: (1) a $3.0 million, or 6.5%, increase in same store revenues and (2) a $3.4 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) the 3.4% increase in retail unit sales, which increased revenue by $1.6 million and (2) a $24, or 3.0%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $1.4 million.

Service and Parts Data

			2004 vs. 2003

	2004	2003	Change	% Change

Service and parts revenue	$259.5	$206.3	$53.2	25.8%
Same store service and parts revenue	$233.6	$203.9	$29.7	14.5%
Gross profit	$129.8	$99.1	$30.7	30.9%
Same store gross profit	$115.6	$97.9	$17.7	18.0%
Gross margin	50.0%	48.0%	2.0%	4.2%
Same store gross margin	49.5%	48.0%	1.5%	3.1%

      Service and parts revenue increased $53.2 million, or 25.8%, from 2003 to 2004. The increase is due to: (1) a $29.7 million, or 14.5%, increase in same store revenues and (2) a $23.5 million increase from net dealership acquisitions during the period.

      Service and parts gross profit increased $30.7 million, or 30.9%, from 2003 to 2004. The increase is due to: (1) a $17.7 million, or 18.0%, increase in same store gross profit and (2) a $13.0 million increase from net dealership acquisitions during the period.

      We believe that our service and parts business is being positively impacted by increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Fleet Data

			2004 vs. 2003

	2004	2003	Change	% Change

Fleet unit sales	1,757	1,419	338	23.8%
Fleet sales revenue	$32.5	$25.9	$6.6	25.6%
Fleet sales revenue per unit	$18,511	$18,249	$262	1.4%
Gross profit — fleet	$0.5	$0.7	$(0.2)	(28.5)%
Average gross profit per fleet unit	$311	$486	$(175)	(36.1)%
Gross margin % — fleet	1.7%	2.7%	(1.0)%	(36.8)%

      Fleet revenues increased $6.6 million, or 25.6%, from 2003 to 2004. We have generally elected to de-emphasize low margin fleet business, however, opportunities to obtain such business are considered on a case by case basis. We may elect to selectively pursue fleet opportunities in circumstances where we believe we will be able to generate higher margin service and parts revenues throughout the life cycle of the fleet vehicle.

Wholesale Data

			2004 vs. 2003

	2004	2003	Change	% Change

Wholesale unit sales	19,411	15,330	4,081	26.6%
Same store wholesale unit sales	17,433	15,096	2,337	15.5%
Wholesale sales revenue	$169.9	$115.0	$54.9	47.7%
Same store wholesale sales revenue	$146.1	$113.4	$32.7	28.8%
Wholesale sales revenue per unit	$8,755	$7,500	$1,255	16.7%
Same store wholesale sales revenue per unit	$8,381	$7,513	$868	11.6%
Gross profit — wholesale	$0.7	$(1.0)	$1.7	170.0%
Average gross profit per wholesale unit	$38	$(67)	$105	158.0%
Gross margin % — wholesale	0.4%	(0.9)%	1.3%	144.4%

      Wholesale sales increased $54.9 million, or 47.7%, from 2003 to 2004. The increase is due to (1) a $32.7 million or 28.8%, increase in same store wholesale sales revenue and (2) a $22.2 million increase from net dealership acquisitions during the period.

      Wholesale gross profit increased $1.7 million, or 170.0%, from 2003 to 2004. The increase is due primarily to a $105, or 158.0%, increase in average wholesale gross profit per vehicle. We believe that the improvement in wholesale gross profit over the periods is due in part to our used car initiatives, including implementing closed bid auctions at certain of our locations.

Selling, General and Administrative

      Selling, general and administrative “SG&A” expenses increased $56.3 million, or 25.5%, from $220.6 million to $276.9 million. The aggregate increase is primarily due to (1) a $32.6 million, or 15.0%, increase in same store SG&A and (2) a $23.7 million increase from net dealership acquisitions during the period. The increase in same store selling, general and administrative expenses is due in large part to (1) increased variable selling expenses, including increases in variable compensation, as a result of the 24.4%

increase in retail gross profit over the prior year, (2) increased rent and related costs due in part to our facility improvement and expansion program and, (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market and the promotion of expanded manufacturer incentive programs. SG&A expenses increased as a percentage of total revenue from 11.6% to 11.8% and as a percentage of gross profit from 80.1% to 80.4%.

Depreciation and Amortization

      Depreciation and amortization increased $1.8 million, or 25.9%, from $7.0 million to $8.8 million. The increase is due to: (1) a $1.4 million, or 21.2%, increase in same store depreciation and amortization and (2) a $0.4 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

      Floor plan interest expense increased $4.6 million, or 52.5%, from $8.7 million to $13.3 million. The increase is due to: (1) a $3.9 million, or 45.2%, increase in same store floor plan interest expense and (2) a $0.7 million increase from net dealership acquisitions during the period. The same store increase is primarily due to (1) $1.8 million of incremental interest resulting from our March 2003 interest rate swap, pursuant to which a notional $350.0 million of our floating rate floor plan debt was exchanged for a 3.15% fixed rate for a five year period, (2) an increase in average inventories during 2004 compared to 2003 and (3) a slight increase in our weighted average borrowing rate during 2004 compared to 2003.

Other Interest Expense

      Other interest expense increased $0.5 million, or 4.7%, from $10.3 million to $10.8 million. The increase is due primarily to increased working capital advances.

Income Taxes

      Income taxes increased $2.0 million, or 17.7%, from $11.4 million to $13.4 million. The increase is due primarily to an increase in pre-tax income compared with 2003, offset by a reduction in our effective rate resulting from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements (including floor plan arrangements), the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of March 31, 2004, we had working capital of $122.7 million.

      As of March 31, 2004, we had approximately $16.1 million of cash available to fund operations and future acquisitions. In addition, as of March 31, 2004, $452.0 million and £26.2 million ($47.8 million) was available for borrowing under our U.S. Credit Agreement and our U.K. Credit Agreement, respectively. Availability under the U.S. Credit Agreement may be limited by a borrowing base collateral requirement (in general, the borrowing base is equal to certain tangible assets plus $300.0 million) and other conditions discussed below. Borrowings used to finance the cost of domestic acquisitions and domestic capital construction projects will typically increase tangible assets, allowing the Company to access borrowing capacity which might not be available due to the base collateral limitation in the U.S. Credit Agreement.

      We paid a cash dividend on our common stock on March 1, 2004. The dividend was in the amount of ten cents per share. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

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

Inventory Financing

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. In the U.K., we pay interest only for 90 days, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under our credit agreements. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $1,198.9 million as of March 31, 2004, of which $268.9 million related to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement

      We are party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2002, as amended (the “U.S. Credit Agreement”), which provides for up to $700.0 million in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. We are also party to an additional $50.0 million standby letter of credit facility provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans under the U.S. Credit Agreement mature on August 3, 2005 and bear interest between U.S. LIBOR plus 2.00% and U.S. LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We do not currently believe that such covenants will materially affect our acquisition or operating strategy. We are also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on our allowable domestic tangible assets. Substantially all of our domestic assets not pledged as security under the floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. Our U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of March 31, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $238.0 million and $9.5 million, respectively, and outstanding letters of credit amounted to $35.0 million under the Additional Facility. As of March 31, 2004 we were in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      We are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003 (the “U.K. Credit Agreement”), which provides for up to £45.0 million (approximately $82.2 million as of March 31, 2004) in revolving loans to be used for acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £10.0 million (approximately $18.2 million as of March 31, 2004). Loans under the U.K. Credit Agreement bear interest between U.K. LIBOR plus 0.85% and U.K. LIBOR plus 1.25%. Our borrowing capacity under the U.K. Credit Agreement will be reduced by £2.0 million every six months, with the first reduction having occurred on January 1, 2004. The remaining £35.0 million of revolving loans mature on January 31, 2006. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our subsidiaries in the U.K. (the “U.K. Subsidiaries”), and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We do not currently believe that such covenants will materially affect our acquisition or operating strategy. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under the floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement and the U.K. Credit Agreement has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of March 31, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £16.8 million ($30.7 million), and we were in compliance with all financial covenants under the U.K. Credit Agreement.

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

Interest Rate Swaps

      Effective March 2004, we terminated a swap agreement pursuant to which a notional $350.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. This swap was designated as a cash flow hedge of future interest payments of our LIBOR based U.S. floor plan borrowings. The fair value of the swap upon termination was not significant. During January 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years.

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

Capital Transaction

      On March 26, 2004, we sold an aggregate of 4,050,000 shares of our common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119.4 million, or $29.49 per share. The proceeds of the sale were used for general corporate purposes which included reducing outstanding indebtedness under our credit agreements.

Cash Flows

      Cash and cash equivalents increased by $2.7 million and $8.1 million during the three months ended March 31, 2004 and 2003, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

      Cash provided by operating activities was $6.5 million and a use of $1.9 million during the three months ended March 31, 2004 and 2003, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.

Cash Flows from Investing Activities

      Cash used in investing activities was $48.1 million and $44.4 million during the three months ended March 31, 2004 and 2003, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $49.3 million and $41.6 million during the three months ended March 31, 2004 and 2003, respectively. Capital investments relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $3.8 million during the three months ended March 31, 2004. Cash used in business acquisitions, net of cash acquired, was $2.5 million and $2.8 million for the three months ended March 31, 2004 and 2003, respectively.

Cash Flows from Financing Activities

      Cash provided by financing activities was $41.8 million and $47.5 million for the three months ended March 31, 2004 and 2003, respectively. Cash flows from financing activities include net borrowings or repayments of long-term debt, proceeds from issuance of common stock, including proceeds from exercise of stock options, repurchases of common stock and dividends. During the three months ended March 31, 2004, we received proceeds of $125.4 million from the issuance of common stock, including the exercise of stock options. During the three months ended March 31, 2004 we had net repayments of long-term debt of $79.4 million and during the three months ended March 31, 2003 we had net borrowings of long-term debt of $47.5 million. During the three months ended March 31, 2004 we paid $4.1 million of cash dividends to our shareholders.

Contractual Payment Obligations

      The table below sets forth our best estimates as to the amounts and timing of future payments for our most significant contractual obligations as of March 31, 2004. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including the amount of borrowings under our credit agreements and floor plan arrangements and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

	Payments Due in

	Total	2004	2005	2006	2007	2008	Thereafter

	(In millions)
Floorplan Notes Payable(A)(B)	$1,198.9	$1,198.9	$—	$—	$—	$—	$—
U.S. Credit Agreement(C)	238.0	—	238.0	—	—	—	—
U.K. Credit Agreement(C)	30.7	7.3	3.7	19.7	—	—	—
9.625% Senior Subordinated Notes	300.0	—	—	—	—	—	300.0
Other Debt	4.4	0.9	2.6	0.6	0.3	—	—
Operating Lease Commitments	1,406.2	85.3	110.4	106.1	102.7	100.4	901.3
Deferred Acquisition Payments	24.5	8.2	8.2	8.1	—	—	—
Termination Costs	13.0	7.3	5.7	—	—	—	—

	$3,215.7	$1,307.9	$368.6	$134.5	$103.0	$100.4	$1,201.3

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as the individual vehicles are sold.

(B)	As a result of our interest rate swap we are obligated to fixed interest rate payments for a portion of our floor plan debt through 2008.

(C)	Commitments under letters of credit expire concurrently with the expiration of our credit facilities.

      We expect that the amounts above will be funded through cash provided by operations. In the case of balloon payments at the end of the term of our debt instruments, we expect to be able to refinance such instruments as they expire in the normal course of business.

Commitments

      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of March 31, 2004, the maximum of future cumulative cash payments we may be required to make in connection with the put option amounted to $2.6 million.

      We have entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of the acquisition, in accordance with the terms of the agreement. Pursuant to this arrangement, we have entered into a joint venture agreement with respect to the Honda of Mentor dealership. We are required to repurchase our partners’ interest in this joint venture in July 2008. We expect this payment to be approximately $2.7 million.

Related Party Transactions

Stockholders Agreement

      Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning about 41% of our outstanding stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) currently own about 15.6% of our outstanding common stock. Mitsui, Penske Corporation and other affiliates of Penske Corporation (International Motor Cars Group I, LLC and International Motors Cars Group II, LLC (the “PCP Entities”), and Penske Automotive Holdings Corp.) are parties to a stockholders agreement. Under the stockholders agreement, the Penske affiliated companies agreed to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties or when either party no longer owns any of our common stock.

Other Related Party Interests

      James A. Hislop, one of our directors, is the President, Chief Executive Officer and a managing member of Penske Capital Partners (who is the managing member of the PCP Entities), a director of Penske Corporation and a managing director of Transportation Resource Partners, an organization affiliated with Roger S. Penske which undertakes investments in transportation related industries. Mr. Penske also is a managing member of Penske Capital Partners. Richard J. Peters, one of our directors, is a director of Penske Corporation and a managing director of Transportation Resource Partners. Robert H. Kurnick, Jr., our Executive Vice President and General Counsel, is also the President and a director of the Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.

Mitsui Transaction

      On March 26, 2004, we sold an aggregate of 4,050,000 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $29.49 per share. The proceeds of the sale were used for general corporate purposes which included reducing outstanding indebtedness under the Company’s credit agreements.

Other Transactions

      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC (“AGR”), a wholly-owned subsidiary of Penske Corporation. From time to time we may sell AGR real property and improvements which are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price which is either independently confirmed by a third party appraiser or at the price for which we purchased the property from an independent third party. In addition, we sometimes pay and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, including the transactions with AGR, and reimburse payments made to third parties by Penske Corporation on our behalf. Payments made relating to services rendered reflect the provider’s cost or an amount mutually agreed upon by both parties, which we believe represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.

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

      We own and operate three BMW dealerships in and around Munich, Germany in which we own a 50% interest. We own and operate Lexus and Toyota dealerships in and around Frankfurt, Germany in which we own a 50% interest. We also own and operate two Toyota dealerships in Mexico in which we own a 48.7% interest and 45% interest.

      We own and operate certain Mercedes-Benz, Audi and Porsche dealerships in the U.S. through HBL, LLC. We own a 90% interest in HBL, LLC and Roger Penske, Jr. owns the remaining 10% interest. We own and operate certain dealerships in Brazil in which we own a 90.6% interest. One of our joint venture partners in Brazil is Roger S. Penske, Jr. who owns a 4.7% interest.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of March 31, 2004, a 100 basis point change in interest rates would result in an approximate $2.7 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or prime rate. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for 5.86% fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements, a 100 basis point change in interest rates would result in an approximate $6.4 million change to our annual floor plan interest expense.

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

      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the first quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our first quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 31, 2004, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows. We are a party to several class action lawsuits. While we believe these actions are without merit, any settlement or adverse ruling of one or more of these cases may result in the payment of significant costs and damages. The Company has recently settled, subject to court approval, a class action lawsuit relating to the financing of sales of new and used cars at each of its dealerships which presently or previously operated in Tennessee or Mississippi. Pursuant to the terms of the settlement, the Company has agreed to establish a fund of $500,000 to reimburse plaintiffs for certain financing costs, make available to all class members a $500 coupon to purchase new or used vehicles and pay certain attorney costs.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      On March 26, 2004, we sold an aggregate of 4,050,000 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $29.49 per share. The shares were issued pursuant to the exemption from registration requirements of the Securities Act of 1933 provided by Section 4(2).

Item 4.	Submission of Matters to a Vote of Security Holders

      We held a Special Meeting of Stockholders (the “Special Meeting”) on March 26, 2004 to approve the issuance and sale of 4,050,000 shares of our common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. Proxies for the Special Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to the proposal. Over 99% of the shares voted were cast in favor of this proposal and the vote was as follows:

For 35,423,999          Against: 71,297          Abstain 3,394

Item 6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

10.1	Amendment Eight dated March 25, 2004 to the Amended and Restated Credit Agreement among the Company, DaimlerChrysler Services North America, LLC as agent and various financial institutions.
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

1.	January 28, 2004, reporting under Items 5 and 7 the anticipated payment of a dividend in the amount of $0.10 per share on March 1, 2004 to holders of record as of February 9, 2004.

2.	February 17, 2004, reporting under Items 5, 7 and 12 its fourth quarter and full year 2003 financial results and other information and reporting entering into a purchase agreement providing for the issuance and sale of 3,240,000 shares of common stock to Mitsui & Co., Ltd. and 810,000 shares of common stock to Mitsui & Co. (U.S.A.), Inc.

3.	March 16, 2004, reporting under Items 5 and 7 the appointment of William J. Lovejoy to the Company’s Board of Directors to serve until the next annual meeting of the shareholders of the Company.

4.	March 26, 2004, reporting under Items 5 and 7 the issuance and sale of 3,240,000 shares of common stock to Mitsui & Co., Ltd. and 810,000 shares of common stock to Mitsui & Co. (U.S.A.), Inc.

HBL, LLC

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$—	$1,246
Accounts receivable, net	10,341	11,460
Inventories	29,680	26,360
Other current assets	614	894

Total current assets	40,635	39,960
Property and equipment, net	30,779	23,926
Goodwill	68,281	68,281
Other assets	8	2

Total Assets	$139,703	$132,169

LIABILITIES AND MEMBERS’ DEFICIT
Liabilities
Floor plan notes payable	$28,140	$29,052
Accounts payable	5,470	3,635
Accrued expenses	15,827	15,413

Total current liabilities	49,437	48,100
Long-term debt	89,846	83,063
Other long-term liabilities	3,729	3,684

Total Liabilities	143,012	134,847
Commitments and Contingent Liabilities
Members’ Deficit
Members’ Deficit	(3,309)	(2,678)

Total Liabilities and Members’ Deficit	$139,703	$132,169

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
New vehicle sales	$30,727	$23,586
Used vehicle sales	12,714	9,900
Finance and insurance	1,023	901
Service and parts	9,756	6,632
Fleet sales	—	901
Wholesale vehicle sales	3,728	2,394

Total revenues	57,948	44,314
Cost of sales	48,218	37,145

Gross profit	9,730	7,169
Selling, general and administrative expenses	8,186	5,578
Operating income	1,544	1,591
Floor plan interest expense	(181)	(127)
Other interest expense	(579)	(586)

Net income	$784	$878

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
Operating activities:
Net income	$784	$878
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	250	82
Changes in operating assets and liabilities:
Accounts receivable	1,119	568
Inventories	(3,320)	(441)
Floor plan notes payable	(912)	(656)
Accounts payable and accrued expenses	2,250	725
Other	318	105

Net cash from operating activities	489	1,261

Investing activities:
Purchase of equipment and improvements	(7,103)	(1,119)

Net cash from investing activities	(7,103)	(1,119)

Financing activities:
Distributions	(1,415)	(142)
Funding from UAG	6,783	—

Net cash from financing activities	5,368	(142)

Net change in cash and cash equivalents	(1,246)	—
Cash and cash equivalents, beginning of period	1,246	—

Cash and cash equivalents, end of period	$—	$—

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENT OF MEMBERS’ DEFICIT

Members’ Deficit

(Unaudited)
(In thousands)
Balance, January 1, 2004	$(2,678)
Distributions	(1,415)
Net income	784

Balance, March 31, 2004	$(3,309)

See Notes to Condensed Financial Statements

HBL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(In thousands)

1.	Interim Financial Statements

Organization

      HBL, LLC (the “Company”), is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates dealerships pursuant to franchise agreements with Mercedes-Benz, Maybach, Audi and Porsche. In March 2003, the Company was awarded an Aston Martin franchise, which began operations during the third quarter of 2003. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

      The Company is a Delaware limited liability company and is a majority-owned subsidiary of HBL Holdings, Inc. (“Holdings”), which is a Delaware corporation that is a wholly-owned subsidiary of Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). On December 31, 2001, Holdings sold a 10% member interest in the Company to Roger Penske, Jr. The Company is operated pursuant to an operating agreement dated as of December 31, 2001 between UAG and Roger Penske, Jr.

Basis of Presentation

      The information presented as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

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

Goodwill

      Goodwill represents the push down of UAG’s excess of cost over the fair value of tangible and identified intangible assets acquired in connection with the purchase of the Company. Goodwill is not amortized, but is subject to, at a minimum, an annual impairment test. If the carrying value of any of the Company’s intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of goodwill.

HBL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS  — (Continued)

2.	Inventories

      Inventories consisted of the following:

	March 31,	December 31,
	2004	2003

New vehicles	$22,804	$19,579
Used vehicles	4,908	4,966
Parts, accessories and other	1,968	1,815

Total inventories	$29,680	$26,360

3.	Floor Plan Notes Payable

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements. The Company typically makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. The floor plan agreements grant a security interest in substantially all of the Company’s assets. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in LIBOR.

4.	Supplemental Cash Flow Information

      The following table presents certain supplementary information to the condensed statements of cash flow:

	Three Months Ended
	March 31,

	2004	2003

Cash paid for interest	$181	$127

5.	Long Term Debt

      Long-term debt represents the push down of UAG’s debt incurred when UAG acquired the Company and other advances from UAG. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.11% and 3.23% on this indebtedness during 2004 and 2003, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

      UAG has issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

6.	Related Party Transactions

      From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition,

HBL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS  — (Continued)

management fees of $225 were charged to the Company by UAG or its affiliates during each of the three month periods ended March 31, 2004 and 2003, respectively.

      During 2004, the Company received $6,783 from UAG in net support of its facility upgrade, which is included long-term debt in the accompanying condensed balance sheets.

7.	Commitments and Contingencies

      From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2004, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flow.

UAG CONNECTICUT I, LLC

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$1,206	$644
Accounts receivable, net	5,508	5,821
Inventories	24,779	25,331
Other current assets	12	14

Total current assets	31,505	31,810
Property and equipment, net	3,593	3,587
Goodwill	20,738	20,738
Other assets	286	302

Total Assets	$56,122	$56,437

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities
Floor plan notes payable	$23,282	$23,929
Accounts payable	1,757	1,946
Accrued expenses	4,258	4,002

Total current liabilities	29,297	29,877
Long-term debt	21,361	21,361
Other long-term liabilities	21	21

Total Liabilities	50,679	51,259
Commitments and Contingent Liabilities
Members’ Capital
Members’ capital	5,443	5,178

Total Liabilities and Members’ Capital	$56,122	$56,437

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
New vehicle sales	$23,166	$22,918
Used vehicle sales	6,062	5,664
Finance and insurance	439	331
Service and parts	6,650	5,587
Wholesale vehicle sales	2,881	1,982

Total revenues	39,198	36,482
Cost of sales	33,265	31,138

Gross profit	5,933	5,344
Selling, general and administrative expenses	4,867	4,384

Operating income	1,066	960
Floor plan interest expense	(142)	(182)
Other interest expense	(166)	(180)

Net income	$758	$598

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

CONDENSED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
Operating activities:
Net income	$758	$598
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	119	106
Changes in operating assets and liabilities:
Accounts receivable	313	554
Inventories	552	2,919
Floor plan notes payable	(647)	(3,172)
Accounts payable and accrued expenses	67	424
Other	18	(250)

Net cash from operating activities	1,180	1,179

Investing activities:
Purchase of equipment and improvements	(125)	(440)

Net cash from investing activities	(125)	(440)

Financing activities:
Distributions	(493)	(1,193)

Net cash from financing activities	(493)	(1,193)

Net change in cash and cash equivalents	562	(454)
Cash and cash equivalents, beginning of period	644	454

Cash and cash equivalents, end of period	$1,206	$—

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

Members’ Capital

(Unaudited)
(In thousands)
Balance, January 1, 2004	$5,178
Distributions	(493)
Net income	758

Balance, March 31, 2004	$5,443

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(In thousands)

1.	Interim Financial Statements

Organization

      UAG Connecticut I, LLC (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates three dealerships pursuant to franchise agreements with Mercedes-Benz, Audi and Porsche. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

      The Company is a Delaware limited liability company and is a majority-owned subsidiary of UAG Connecticut, LLC, which is a Delaware corporation that is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). The remaining interest in the Company is held by Noto Holding, LLC. The Company is operated pursuant to an operating agreement between UAG and Noto Holdings, LLC.

Basis of Presentation

      The information presented as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

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

Goodwill

      Goodwill represents the push down of UAG’s excess of cost over the fair value of tangible and identified tangible assets acquired in connection with the purchase of the Company. Goodwill is not amortized, but is subject to, at a minimum, an annual impairment test. If the carrying value of any of the Company’s intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of goodwill.

UAG CONNECTICUT I, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Inventories

      Inventories consisted of the following:

	March 31,	December 31,
	2004	2003

New vehicles	$19,708	$20,455
Used vehicles	3,593	3,275
Parts, accessories and other	1,478	1,601

Total inventories	$24,779	$25,331

3.	Floor Plan Notes Payable

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements. The Company typically makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. The floor plan agreements grant a security interest in substantially all of the Company’s assets. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in LIBOR.

4.	Supplemental Cash Flow Information

      The following table presents certain supplementary information to the condensed statements of cash flow:

	Three Months Ended
	March 31,

	2004	2003

Cash paid for interest	$142	$182

5.	Long Term Debt

      Long-term debt represents the push down of UAG’s debt incurred when UAG acquired the Company. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.11% and 3.23% on this indebtedness during 2004 and 2003, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

      UAG has issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

6.	Related Party Transactions

      From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $105 and $109 were charged to the Company by UAG or its affiliates during the three month periods ended March 31, 2004 and 2003, respectively.

UAG CONNECTICUT I, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

      In April 2003, Noto Holdings, LLC, and entity controlled by one of UAG’s directors, Lucio A. Noto (the “Investor”), paid approximately $1,800 (including approximately $800 credited from prior earnings retroactive to March 1, 2001) for a 6.5% interest in the Company, which entitles the Investor to 20% of the operating profits of the Company. In addition, the Investor has an option to purchase up to a 20% interest in the Company for specified amounts. The Investor has also guaranteed 20% of the Company’s lease obligation to Automotive Group Realty, LLC (“AGR”), the landlord of the facility at which the dealerships operate and a wholly owned subsidiary of Penske Corporation. In exchange for that guarantee, the Investor will be entitled to 20% of any appreciation of the property, which appreciation would otherwise accrue to AGR at the time of sale, and the Investor is responsible to AGR for any corresponding depreciation of the property at the time of sale, which obligation shall be secured solely by the Investor’s ownership interest in the Company.

7.	Commitments and Contingencies

      From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2004, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flow.

UAG MENTOR ACQUISITION, LLC

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$—	$85
Accounts receivable, net	1,645	1,538
Inventories	5,887	6,320
Other current assets	7	3

Total current assets	7,539	7,946
Property and equipment, net	1,896	1,926
Goodwill	3,722	3,722

Total Assets	$13,157	$13,594

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities
Floor plan notes payable	$4,886	$5,926
Accounts payable	320	211
Accrued expenses	885	520

Total current liabilities	6,091	6,657
Long-term debt	3,842	3,842
Other long-term liabilities	2,570	2,570

Total Liabilities	12,503	13,069
Commitments and Contingent Liabilities
Members’ Capital
Members’ capital	654	525

Total Liabilities and Members’ Capital	$13,157	$13,594

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC

CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
New vehicle sales	$9,312	$8,782
Used vehicle sales	1,303	1,736
Finance and insurance	205	239
Service and parts	1,101	901
Wholesale vehicle sales	534	456

Total revenues	12,455	12,114
Cost of sales	10,930	10,506

Gross profit	1,525	1,608
Selling, general and administrative expenses	1,331	1,337

Operating income	194	271
Floor plan interest expense	(35)	(31)
Other interest expense	(30)	(32)

Income before cumulative effect of accounting change	129	208
Cumulative effect of accounting change, net of tax	—	(44)

Net income	$129	$164

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC

CONDENSED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
	(In thousands)
Operating activities:
Net income	$129	$164
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	51	27
Cumulative effect of accounting change	—	44
Changes in operating assets and liabilities:
Accounts receivable	(107)	339
Inventories	433	(2,516)
Floor plan notes payable	(1,040)	3,018
Accounts payable and accrued expenses	474	(84)
Other	(4)	(60)

Net cash from operating activities	(64)	932

Investing activities:
Purchase of equipment and improvements	(21)	(857)

Net cash from investing activities	(21)	(857)

Financing activities:
Distributions	—	(75)

Net cash from financing activities	—	(75)

Net change in cash and cash equivalents	(85)	—
Cash and cash equivalents, beginning of period	85	—

Cash and cash equivalents, end of period	$—	$—

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

Members’ Capital

(Unaudited)
(In thousands)
Balance, January 1, 2004	$525
Net income	129

Balance, March 31, 2004	$654

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(In Thousands)

1.	Interim Financial Statements

Organization

      UAG Mentor Acquisition, LLC (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates a dealership pursuant to a franchise agreement with the Honda Automobile Division of American Honda Motor Co., Inc. In accordance with the franchise agreement, the dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturer to influence the operations of the dealership, or the loss of the franchise agreement, could have a negative impact on the Company’s operating results.

      The Company is a Delaware limited liability company and is a majority-owned subsidiary of United Auto Group, Inc. (“UAG”). On July 1, 2003, UAG sold a 30% member interest in the Company to YAG Mentor Investors, LLC. The Company is operated pursuant to an operating agreement between UAG and YAG Mentor Investors, LLC.

Basis of Presentation

      The information presented as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the price of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income for 2003 by $0.04 million.

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

UAG MENTOR ACQUISITION, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Goodwill

      Goodwill represents the push down of UAG’s excess of cost over the fair value of tangible and identified intangible assets acquired in connection with the purchase of the Company. Goodwill is not amortized, but is subject to, at a minimum, an annual impairment test. If the carrying value of any of the Company’s intangible assets exceeds its fair market value, an impairment loss would be recorded. The Company uses a discounted cash flow model to determine the fair market value of goodwill.

2.	Inventories

      Inventories consisted of the following:

	March 31,	December 31,
	2004	2003

New vehicles	$4,607	$5,309
Used vehicles	1,061	801
Parts, accessories and other	219	210

Total inventories	$5,887	$6,320

3.	Floor Plan Notes Payable

      The Company finances the majority of its new and a portion of its used vehicle inventory under revolving floor plan financing arrangements. The Company typically makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of new and used vehicles. The floor plan agreements grant a security interest in substantially all of the Company’s assets. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in LIBOR.

4.	Supplemental Cash Flow Information

      The following table presents certain supplementary information to the condensed statements of cash flow:

	Three Months Ended
	March 31,

	2004	2003

Cash paid for interest	$35	$31

5.	Long Term Debt

      Long-term debt represents the push down of UAG’s debt incurred when UAG acquired the Company. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.11% and 3.23% on this indebtedness during 2004 and 2003, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

      UAG has issued $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

UAG MENTOR ACQUISITION, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Related Party Transactions

      From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $23 were charged to the Company by UAG or its affiliates during each of the three month periods ended March 31, 2004 and 2003. respectively.

7.	Commitments and Contingencies

      From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2004, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flow.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chief Executive Officer

Date: May 10, 2004

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: May 10, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment Eight dated March 25, 2004 to the Amended and Restated Credit Agreement among the Company, DaimlerChrysler Services North America, LLC as agent for the lenders and various financial institutions.
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002