Form 10-Q
period 2004-06-30
UNITED AUTO GROUP INC
filed 2004-08-09
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     As of August 2, 2004, there were 46,261,792 shares of voting common stock outstanding.

		Page

PART I
1.	Financial Statements and Supplementary Data
	Consolidated Condensed Balance Sheets (unaudited) as of June 30, 2004 and December 31, 2003	2
	Consolidated Condensed Statements of Income (unaudited) for the three and six months ended June 30, 2004 and 2003	3
	Consolidated Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and 2003	4
	Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Income (unaudited) for the six months ended June 30, 2004	5
	Notes to Consolidated Condensed Financial Statements (unaudited)	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
3.	Quantitative & Qualitative Disclosures about Market Risk	40
4.	Disclosure Controls and Procedures	40

PART II
1.	Legal Proceedings	40
2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	41
4.	Submission of Matters to a Vote of Security Holders	41
6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	42
	Financial Statements of HBL, LLC, UAG Connecticut I, LLC and UAG Mentor Acquisition, LLC	43
	Signatures	63
Certificate of Amendment of Restated Certificate of Incorporation
Third Restated Certificate of Incorporation
Certificate of Amendment of Bylaws
Bylaws
Supplemental Agreement
Supplemental Agreement
Section 302 Certification
Section 302 Certification
Section 906 Certification

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
	(In thousands, except per
	share amounts)
ASSETS
Cash and cash equivalents	$19,797	$13,439
Accounts receivable, net	345,301	342,446
Inventories	1,263,132	1,166,756
Other current assets	52,213	43,090

Total current assets	1,680,443	1,565,731
Property and equipment, net	430,312	368,504
Goodwill	998,177	991,314
Franchise value	94,312	93,720
Other assets	86,020	89,968
Assets of discontinued operations	—	27,944

Total Assets	$3,289,264	$3,137,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Floor plan notes payable	$1,186,086	$1,122,065
Accounts payable	190,372	162,404
Accrued expenses	196,016	184,694
Current portion of long-term debt	981	8,574

Total current liabilities	1,573,455	1,477,737
Long-term debt	544,350	643,145
Other long-term liabilities	165,973	168,111
Liabilities of discontinued operations	—	19,776

Total Liabilities	2,283,778	2,308,769
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100 shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value, 80,000 shares authorized; 51,060 shares issued, including 4,845 treasury shares, at June 30, 2004; 46,552 shares issued, including 4,830 treasury shares at December 31, 2003	5	4
Non-voting common stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Class C common stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Additional paid-in-capital	709,377	582,104
Retained earnings	257,078	212,605
Unearned compensation	(1,781)	(2,616)
Accumulated other comprehensive income	40,807	36,315

Total Stockholders’ Equity	1,005,486	828,412

Total Liabilities and Stockholders’ Equity	$3,289,264	$3,137,181

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)
	(In thousands, except per share amounts)
New vehicle sales	$1,400,597	$1,280,752	$2,716,967	$2,357,317
Used vehicle sales	531,789	473,993	1,056,742	898,546
Finance and insurance	53,322	52,670	106,365	99,228
Service and parts	263,524	224,130	523,007	430,458
Fleet sales	34,382	36,527	66,905	62,421
Wholesale vehicle sales	175,013	123,666	344,953	238,751

Total revenues	2,458,627	2,191,738	4,814,939	4,086,721
Cost of sales	2,106,050	1,879,141	4,118,114	3,498,736

Gross profit	352,577	312,597	696,825	587,985
Selling, general and administrative expenses	274,922	242,630	551,837	463,262
Depreciation and amortization	9,109	7,538	17,923	14,538

Operating income	68,546	62,429	127,065	110,185
Floor plan interest expense	(11,182)	(11,412)	(24,505)	(20,148)
Other interest expense	(10,052)	(10,810)	(20,817)	(21,092)
Other income	6,611	—	6,611	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	53,923	40,207	88,354	68,945
Minority interests	(518)	(658)	(828)	(1,051)
Income taxes	(20,923)	(15,883)	(34,281)	(27,236)

Income from continuing operations before cumulative effect of accounting change	32,482	23,666	53,245	40,658
Income (loss) from discontinued operations, net of tax	521	198	(38)	(3)

Income before cumulative effect of accounting change	33,003	23,864	53,207	40,655
Cumulative effect of accounting change, net of tax	—	—	—	(3,058)

Net income	$33,003	$23,864	$53,207	$37,597

Basic earnings per common share:
Continuing operations	$0.71	$0.58	$1.22	$1.00
Discontinued operations	0.01	0.01	—	—
Cumulative effect of accounting change	—	—	—	(0.08)

Net income	$0.72	$0.59	$1.21	$0.93

Shares	45,897	40,705	43,816	40,643

Diluted earnings per common share:
Continuing operations	$0.70	$0.57	$1.20	$0.99
Discontinued operations	0.01	0.01	—	—
Cumulative effect of accounting change	—	—	—	(0.07)

Net income	$0.71	$0.58	$1.19	$0.92

Shares	46,565	41,176	44,548	40,994

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Operating activities:
Net income	$53,207	$37,597
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,923	14,538
Amortization of unearned compensation	766	217
Gain on sale of investment	(6,611)	—
Cumulative effect of accounting change	—	3,058
Minority interests and other	(328)	1,501
Changes in operating assets and liabilities:
Accounts receivable	(2,255)	(44,343)
Inventories	(90,997)	(111,287)
Floor plan notes payable	58,770	109,992
Accounts payable and accrued expenses	43,541	54,515
Other	(12,708)	7,880

Net cash from operating activities	61,308	73,668

Investing activities:
Purchase of equipment and improvements	(90,963)	(83,858)
Proceeds from sale-leaseback transactions	13,374	—
Dealership acquisitions, net	(3,715)	(72,825)
Proceeds from sale of investment	7,703	—

Net cash from investing activities	(73,601)	(156,683)

Financing activities:
Net borrowings (repayments) of long-term debt	(107,052)	78,796
Proceeds from issuance of common stock	127,343	1,264
Dividends	(8,734)	—

Net cash from financing activities	11,557	80,060

Net cash from discontinued operations	7,094	14,935

Net increase in cash and cash equivalents	6,358	11,980
Cash and cash equivalents, beginning of period	13,439	9,844

Cash and cash equivalents, end of period	$19,797	$21,824

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$45,805	$42,263
Income taxes	5,136	4,853

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock					Accumulated
			Additional			Other	Total
	Issued		Paid-in	Retained	Unearned	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity	Income

	(Unaudited)
	(Dollars in thousands)
Balances, January 1, 2004	41,722,168	$4	$582,104	$212,605	$(2,616)	$36,315	$828,412	$—
Sale of common stock	4,050,000	1	119,434	—	—	—	119,435	—
Stock compensation	442,829	—	7,839	—	835		8,674	—
Unrealized appreciation of investment, net of tax	—	—	—	—	—	(1,866)	(1,866)	(1,866)
Fair value of interest rate swap agreement, net of tax	—	—	—	—	—	3,088	3,088	3,088
Foreign currency translation		—	—	—	—	3,270	3,270	3,270
Dividends				(8,734)			(8,734)
Net income	—	—	—	53,207	—	—	53,207	53,207

Balances, June 30, 2004	46,214,997	$5	$709,377	$257,078	$(1,781)	$40,807	$1,005,486	$57,699

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(In Thousands, Except Per Share Amounts)

1.	Interim Financial Statements

Basis of Presentation

      The information presented as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, which were included as part of the Company’s Annual Report on Form 10-K. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year consolidated condensed financial statements to conform to the current year presentation.

Discontinued Operations

      The Company periodically enters into transactions to sell or otherwise dispose of non-core or unprofitable dealerships. Such transactions typically result in treating such dealerships as discontinued operations. Combined financial information of the dealerships accounted for as discontinued operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues	$3,017	$83,106	$24,422	$164,934
Pre-tax loss	(954)	(725)	(3,065)	(1,059)
Pre-tax gain on disposal	1,806	1,052	3,003	1,052

December 31,
2003

Inventories	$17,112
Other assets	10,832

Total assets	$27,944

Floor plan notes payable	$16,411
Other liabilities	3,365

Total liabilities	$19,776

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the price of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income for the six months ended June 30, 2003 by $3.1 million, net of tax, or $0.07 per diluted share.

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

      Following is a summary of the changes in the carrying amount of goodwill and franchise value for the six months ended June 30, 2004:

		Franchise
	Goodwill	Value

Balance — January 1, 2004	$991,314	$93,720
Additions during period	4,092	—
Foreign currency translation	2,771	592

Balance — June 30, 2004	$998,177	$94,312

Stock-Based Compensation

      Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 2,100 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of June 30, 2004, 1,786 shares of common stock were available for grant under the Plan. In addition, 144 shares of common stock were available for the grant of equity compensation pursuant to a prior plan.

      Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for option grants using the intrinsic value method. Accordingly, no compensation expense has been recorded in the consolidated condensed financial statements with respect to option grants. The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” Had the Company elected to recognize

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

compensation expense for option grants using the fair value method, pro forma net income, basic earnings per common share and diluted earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income(1)	$33,003	$23,864	$53,207	$37,597
Fair value method compensation expense attributable to stock-based compensation, net of tax	293	409	634	789

Pro forma net income	$32,710	$23,455	$52,573	$36,808

Basic earnings per common share	$0.72	$0.59	$1.21	$0.93

Pro forma basic earnings per common share	$0.71	$0.58	$1.20	$0.91

Diluted earnings per common share	$0.71	$0.58	$1.19	$0.92

Pro forma diluted earnings per common share	$0.70	$0.57	$1.18	$0.90

(1)	Includes approximately $216, $468, $131 and $131 of compensation expense, net of tax, related to restricted stock grants, for the three and six month periods ended June 30, 2004 and 2003, respectively.

      During the six months ended June 30, 2003, the Company granted options to acquire 8 shares of common stock. The weighted average fair value of the option grants of $6.33 was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 61%; risk free interest rate of 4% and expected lives of five years. No options were granted during the six months ended June 30, 2004.

2.	Inventories

      Inventories consisted of the following:

	June 30,	December 31,
	2004	2003

New vehicles	$966,168	$896,398
Used vehicles	242,486	217,381
Parts, accessories and other	54,478	52,977

Total inventories	$1,263,132	$1,166,756

3.	Floor Plan Notes Payable

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

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	Business Combinations

      During the three and six month periods ended June 30, 2004 and 2003, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      During the six months ended June 30, 2004, the Company acquired three automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $2,308 in cash. The consolidated balance sheets include preliminary allocations of the purchase price relating to such acquisitions, resulting in the recognition of approximately $1,941 of goodwill and franchise value. During the six months ended June 30, 2003, the Company acquired ten automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $68,500 in cash. The consolidated condensed balance sheets include allocations of the purchase price relating to such acquisitions, resulting in the recognition of approximately $57,114 of goodwill and franchise value.

      The following unaudited consolidated pro forma results of operations of the Company for the three and six month periods ended June 30, 2004 and 2003 give effect to acquisitions and dispositions consummated during 2004 and 2003 as if they had occurred on January 1, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues	$2,461,127	$2,176,336	$4,819,939	$4,184,189
Income from continuing operations	32,401	24,389	53,082	41,566
Net income	32,955	24,301	53,107	38,146
Net income per diluted common share	$0.71	$0.59	$1.19	$0.93

5.	Capital Transaction

      On March 26, 2004, the Company sold an aggregate of 4,050 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $29.49 per share. The proceeds of the sale were used for general corporate purposes which included reducing outstanding indebtedness under the Company’s credit agreements.

6.	Earnings Per Share

      Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, restricted stock and a stock price guarantee in connection with an acquisition consummated in 2000. For the three and six month periods ended June 30, 2003, 505 and 853 shares, respectively, issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share because the effect of such securities was antidilutive. A

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Weighted average number of common shares outstanding	45,897	40,705	43,816	40,643
Effect of stock options	458	471	495	351
Effect of restricted stock	210	—	237	—

Weighted average number of common shares outstanding, including effect of dilutive securities	46,565	41,176	44,548	40,994

7.	Long Term Debt

      Long-term debt consisted of the following:

	June 30,	December 31,
	2004	2003

U.S. Credit Agreement — Revolving Loans, weighted average interest — 3.11% and 3.23% at June 30, 2004 and December 31, 2003, respectively	$200,000	$312,000
U.K. Credit Agreement — Revolving Loans, weighted average interest — 4.99% and 4.75% at June 30, 2004 and December 31, 2003, respectively	41,071	35,203
9.625% Senior Subordinated Notes due 2012	300,000	300,000
Other	4,260	4,516

Total long-term debt	545,331	651,719
Less: Current portion	981	8,574

Net long-term debt	$544,350	$643,145

U.S. Credit Agreement

      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2000, as amended (the “U.S. Credit Agreement”), which provides for up to $700,000 in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. The Company is also party to an additional $50,000 standby letter of credit agreement provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans mature on August 3, 2005. Loans under the U.S. Credit Agreement bear interest between LIBOR plus 2.00% and LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on allowable domestic tangible assets. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements in the U.S. are subject to

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

security interests granted to lenders under the U.S. Credit Agreement. The U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of June 30, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $200,000 and $9,500, respectively, and outstanding letters of credit amounted to $25,000 under the Additional Facility. As of June 30, 2004 the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      The Company’s subsidiaries in the U.K. (the “UK Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65,000 (approximately $117,500 as of June 30, 2004) in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Loans under the U.K. Credit Agreement bear interest between LIBOR plus 0.85% and LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £14,000. The £10,000 term loan capacity under the U.K. Credit Agreement is reduced by £2,000 every six months, with the first reduction having occurred on January 1, 2004. The £55,000 of revolving loans mature on March 31, 2007. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements in the U.K. are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of June 30, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £22,724 ($41,071), and the Company was in compliance with all financial covenants under the U.K. Credit Agreement.

Senior Subordinated Notes

      The Company has outstanding $300,000 aggregate principal amount, 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the Notes at its option beginning in 2007 at specified redemption prices. In addition, the Company is allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings until 2005. Upon a change of control, each holder of Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of June 30, 2004, the Company was in compliance with all negative covenants and there were no events of default.

8.	Interest Rate Swaps

      During January 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, the Company terminated a swap agreement pursuant to which a notional $350,000 of its

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

U.S. floating rate debt had been exchanged for fixed rate debt. This swap had been designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. The fair value of the swap upon termination was not significant.

9.	Commitments and Contingent Liabilities

      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 30, 2004, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the results of operations, financial condition or cash flows. The Company is a party to several class action lawsuits. While the Company believes these actions are without merit, any settlement or adverse ruling of one or more of these cases may result in the payment of significant costs and damages.

      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of its common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made relating to the put option. As of June 30, 2004, the maximum of future cumulative cash payments that may be required to make in connection with the put option amounted to $2.6 million.

      The Company has entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, the Company is required to repurchase its partner’s interest at the end of the five-year period following the date of the acquisition, in accordance with the terms of the agreement. Pursuant to this arrangement, the Company has entered into a joint venture agreement with respect to the Honda of Mentor dealership. The Company is required to repurchase its partners’ interest in this joint venture in July 2008. The Company expects this payment to be approximately $2.7 million.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

10.	Condensed Consolidating Financial Information

      The following tables include condensed consolidating financial information as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 for United Auto Group, Inc. (as the issuer of the Notes), wholly-owned subsidiary guarantors, non-wholly owned subsidiary guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items, which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis. In accordance with the SEC’s Rule 3-10 of Regulation S-X, separate financial statements for each of the entities that constitute the non-wholly owned guarantors are presented within.

United Auto Group, Inc.

Condensed Consolidating Balance Sheet

(Unaudited)
June 30, 2004

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$19,797	$—	$2,042	$1,293	$1,539	$14,923
Accounts receivable, net	345,301	—	—	234,191	17,592	93,518
Inventories	1,263,132	—	—	874,408	63,619	325,105
Other current assets	52,213	—	5,121	20,014	665	26,413

Total current assets	1,680,443	—	7,163	1,129,906	83,415	459,959
Property and equipment, net	430,312	—	4,363	245,207	43,299	137,443
Intangible assets	1,092,489	—	—	774,398	92,741	225,350
Other assets	86,020	(962,104)	999,107	43,132	250	5,635

Total Assets	$3,289,264	$(962,104)	$1,010,633	$2,192,643	$219,705	$828,387

Floor plan notes payable	$1,186,086	$—	$—	$843,699	$58,370	$284,017
Accounts payable	190,372	—	3,509	66,697	7,169	112,997
Accrued expenses	196,016	—	1,638	67,361	35,724	91,293
Current portion of long-term debt	981	—	—	981	—	—

Total current liabilities	1,573,455	—	5,147	978,738	101,263	488,307
Long-term debt	544,350	—	—	276,825	124,349	143,176
Other long-term liabilities	165,973	—	—	153,483	11,706	784

Total Liabilities	2,283,778	—	5,147	1,409,046	237,318	632,267
Total Stockholders’ Equity	1,005,486	(962,104)	1,005,486	783,597	(17,613)	196,120

Total Liabilities and Stockholders’ Equity	$3,289,264	$(962,104)	$1,010,633	$2,192,643	$219,705	$828,387

United Auto Group, Inc.

Condensed Consolidating Balance Sheet

(Unaudited)
December 31, 2003

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Cash and cash equivalents	$13,439	$—	$6,571	$—	$1,975	$4,893
Accounts receivable, net	342,446	—	—	237,509	18,819	86,118
Inventories	1,166,756	—	—	790,169	58,011	318,576
Other current assets	43,090	—	581	23,757	911	17,841

Total current assets	1,565,731	—	7,152	1,051,435	79,716	427,428
Property and equipment, net	368,504	—	4,235	232,687	29,440	102,142
Intangible assets	1,085,034	—	—	771,858	92,741	220,435
Other assets	89,968	(780,286)	837,653	26,228	303	6,070
Assets from discontinued operations	27,944	—	—	27,944	—	—

Total Assets	$3,137,181	$(780,286)	$849,040	$2,110,152	$202,200	$756,075

Floor plan notes payable	$1,122,065	$—	$—	$773,865	$58,907	$289,293
Accounts payable	162,404	—	17,662	54,033	5,582	85,127
Accrued expenses	184,694	—	2,966	56,149	31,577	94,002
Current portion of long-term debt	8,574	—	—	1,460	—	7,114

Total current liabilities	1,477,737	—	20,628	885,507	96,066	475,536
Long-term debt	643,145	—	—	410,886	108,266	123,993
Other long-term liabilities	168,111	—	—	153,748	10,446	3,917
Liabilities from discontinued operations	19,776	—	—	19,776	—	—

Total Liabilities	2,308,769	—	20,628	1,469,917	214,778	603,446
Total Stockholders’ Equity	828,412	(780,286)	828,412	640,235	(12,578)	152,629

Total Liabilities and Stockholders’ Equity	$3,137,181	$(780,286)	$849,040	$2,110,152	$202,200	$756,075

United Auto Group, Inc.

Condensed Consolidating Statement of Income

(Unaudited)
Three Months Ended June 30, 2004

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$2,458,627	$—	$—	$1,644,278	$124,716	$689,633
Cost of sales	2,106,050	—	—	1,405,374	105,085	595,591

Gross profit	352,577	—	—	238,904	19,631	94,042
Selling, general, and administrative expenses	274,922		3,442	182,209	14,817	74,454
Depreciation and amortization	9,109	—	290	5,819	576	2,424

Operating income	68,546	—	(3,732)	50,876	4,238	17,164
Floor plan interest expense	(11,182)	—	—	(8,235)	(378)	(2,569)
Other interest expense	(10,052)	—	—	(6,042)	(1,482)	(2,528)
Equity in earnings of subsidiaries	—	(50,006)	50,006	—	—	—
Other income	6,611	—	6,611	—	—	—

Income from continuing operations before minority interests and income taxes	53,923	(50,006)	52,885	36,599	2,378	12,067
Minority interests	(518)	—	—	6	(508)	(16)
Income taxes	(20,923)	20,602	(21,789)	(15,083)	(980)	(3,673)

Income from continuing operations	32,482	(29,404)	31,096	21,522	890	8,378
Income from discontinued operations, net of tax	521	—	—	521	—	—

Net income	$33,003	$(29,404)	$31,096	$22,043	$890	$8,378

United Auto Group, Inc.

Condensed Consolidating Statement of Income

(Unaudited)
Three Months Ended June 30, 2003

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$2,191,738	$—	$—	$1,615,214	$120,309	$456,215
Cost of sales	1,879,141	—	—	1,382,934	102,474	393,733

Gross profit	312,597	—	—	232,280	17,835	62,482
Selling, general, and administrative expenses	242,630	—	2,999	176,140	12,605	50,886
Depreciation and amortization	7,538	—	206	5,588	238	1,506

Operating income	62,429	—	(3,205)	50,552	4,992	10,090
Floor plan interest expense	(11,412)	—	—	(9,351)	(364)	(1,697)
Other interest expense	(10,810)	—	—	(7,813)	(805)	(2,192)
Equity in earnings of subsidiaries	—	(56,379)	56,379	—	—	—

Income from continuing operations before minority interests and income taxes	40,207	(56,379)	53,174	33,388	3,823	6,201
Minority interests	(658)	—	—	(62)	(588)	(8)
Income taxes	(15,883)	23,848	(22,493)	(14,004)	(1,617)	(1,617)

Income from continuing operations	23,666	(32,531)	30,681	19,322	1,618	4,576
Income (loss) from discontinued operations, net of tax	198	—	—	815	—	(617)

Net income	$23,864	$(32,531)	$30,681	$20,137	$1,618	$3,959

United Auto Group, Inc.

Condensed Consolidating Statement of Income

(Unaudited)
Six Months Ended June 30, 2004

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$4,814,939	$—	$—	$3,155,157	$234,312	$1,425,470
Cost of sales	4,118,114	—	—	2,691,783	197,497	1,228,834

Gross profit	696,825	—	—	463,374	36,815	196,636
Selling, general, and administrative expenses	551,837		6,302	367,545	28,780	149,210
Depreciation and amortization	17,923	—	558	11,546	997	4,822

Operating income	127,065	—	(6,860)	84,283	7,038	42,604
Floor plan interest expense	(24,505)	—	—	(18,567)	(736)	(5,202)
Other interest expense	(20,817)	—	—	(13,355)	(2,256)	(5,206)
Equity in earnings of subsidiaries	—	(87,324)	87,324	—	—	—
Other income	6,611	—	6,611	—	—	—

Income from continuing operations before minority interests and income taxes	88,354	(87,324)	87,075	52,361	4,046	32,196
Minority interests	(828)	—	—	7	(829)	(6)
Income taxes	(34,281)	40,492	(40,012)	(23,179)	(1,870)	(9,712)

Income from continuing operations	53,245	(46,832)	47,063	29,189	1,347	22,478
Loss from discontinued operations, net of tax	(38)	—	—	(38)	—	—

Net income	$53,207	$(46,832)	$47,063	$29,151	$1,347	$22,478

United Auto Group, Inc.

Condensed Consolidating Statement of Income

(Unaudited)
Six Months Ended June 30, 2003

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Total revenues	$4,086,721	$—	$—	$2,965,129	$213,219	$908,373
Cost of sales	3,498,736	—	—	2,533,098	181,263	784,375

Gross profit	587,985	—	—	432,031	31,956	123,998
Selling, general, and administrative expenses	463,262	—	6,016	335,173	23,690	98,383
Depreciation and amortization	14,538	—	282	10,768	453	3,035

Operating income	110,185	—	(6,298)	86,090	7,813	22,580
Floor plan interest expense	(20,148)	—	—	(16,246)	(704)	(3,198)
Other interest expense	(21,092)	—	—	(15,024)	(1,603)	(4,465)
Equity in earnings of subsidiaries	—	(96,227)	96,227	—	—	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	68,945	(96,227)	89,929	54,820	5,506	14,917
Minority interests	(1,051)	—	—	(151)	(889)	(11)
Income taxes	(27,236)	40,704	(38,040)	(23,507)	(2,329)	(4,064)

Income from continuing operations before cumulative effect of accounting change	40,658	(55,523)	51,889	31,162	2,288	10,842
Income (loss) from discontinued operations, net of tax	(3)	—	—	991	—	(994)

Income before cumulative effect of accounting change, net of tax	40,655	(55,523)	51,889	32,153	2,288	9,848
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(3,014)	(44)	—

Net income	$37,597	$(55,523)	$51,889	$29,139	$2,244	$9,848

United Auto Group, Inc.

Condensed Consolidating Statement of Cash Flows

(Unaudited)
Six Months Ended June 30, 2004

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash from operating activities	$61,308	$—	$(11,952)	$55,642	$4,723	$12,895

Investing Activities:
Purchase of equipment and improvements	(90,963)	—	(686)	(34,073)	(14,856)	(41,348)
Proceeds from sale - leaseback transactions	13,374	—	—	13,374	—	—
Dealership acquisitions, net	(3,715)	—	—	(2,191)	—	(1,524)
Proceeds from sale of investments	7,703	—	7,703	—	—	—

Net cash from investing activities	(73,601)	—	7,017	(22,890)	(14,856)	(42,872)

Financing Activities:
Net borrowings (repayments) of long-term debt	(107,052)	—	(118,609)	(19,533)	16,083	15,007
Proceeds from issuance of common stock	127,343	—	127,343	—	—	—
Distributions from (to) parent	—	—	—	(18,614)	(6,386)	25,000
Dividends	(8,734)	—	(8,734)	—	—	—

Net cash from financing activities	11,557	—	—	(38,147)	9,697	40,007

Net cash from discontinued operations	7,094	—	—	7,094	—	—

Net increase (decrease) in cash and cash equivalents	6,358	—	(4,935)	1,699	(436)	10,030
Cash and cash equivalents, beginning of period	13,439	—	6,977	(406)	1,975	4,893

Cash and cash equivalents, end of period	$19,797	$—	$2,042	$1,293	$1,539	$14,923

United Auto Group, Inc.

Condensed Consolidating Statement of Cash Flows

(Unaudited)
Six Months Ended June 30, 2003

					Non-wholly
					Owned	Non-
	Total		United Auto	Guarantor	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries	Subsidiaries

	(In thousands)
Net cash from operating activities	$73,668	$—	$6,443	$25,190	$10,934	$31,101

Investing Activities:
Purchase of equipment and improvements	(83,858)	—	(567)	(53,216)	(6,706)	(23,369)
Proceeds from sale - leaseback transactions	—	—	—	—	—	—
Dealership acquisitions, net	(72,825)	—	—	(63,792)	—	(9,033)

Net cash from investing activities	(156,683)	—	(567)	(117,008)	(6,706)	(32,402)

Financing Activities:
Net borrowings of long-term debt	78,796	—	—	75,072	—	3,724
Proceeds from issuance of common stock	1,264	—	—	1,264	—	—
Distributions from (to) parent	—	—	—	4,722	(4,065)	(657)
Dividends	—	—	—	—	—	—

Net cash from financing activities	80,060	—	—	81,058	(4,065)	3,067

Net cash from discontinued operations	14,935	—	—	14,935	—	—

Net increase in cash and cash equivalents	11,980	—	5,876	4,175	163	1,766
Cash and cash equivalents, beginning of period	9,844	—	—	9,110	454	280

Cash and cash equivalents, end of period	$21,824	$—	$5,876	$13,285	$617	$2,046

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward looking statements as a result of various factors. See “Forward Looking Statements.”

Overview

      We are the second largest automotive retailer in the United States as measured by total revenues. As of June 30, 2004, we owned and operated 136 franchises in the United States and 84 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale of higher margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

      New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing third-party finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts, the sale of aftermarket accessories and collision repairs.

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

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgment. Such judgments influence the reported amounts of the assets, liabilities, revenues and expenses in the Company’s consolidated condensed financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management’s determination that modifications in assumptions and estimates are appropriate may result in a material change in our future results of operations or financial position as reported in the condensed consolidated financial statements.

      Following is a summary of the accounting policies applied in the preparation of our consolidated condensed financial statements that management believes are most dependent upon the use of estimates and assumptions.

Revenue Recognition

Vehicle, Parts and Service Sales

      We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered. Sales promotions that we offer to customers are accounted for as a reduction to the sales price at the time of sale. Incentives, rebates and holdbacks offered directly to us by manufacturers are recognized as earned in accordance with the manufacturer program rules.

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

Impairment Testing

      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of an estimate of its fair value with its carrying value. If the carrying value of a franchise exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. We also evaluate the remaining useful life of our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed at the “reporting unit” level. We have three “regions,” each of which has been determined to be a reporting unit based on the fact that discrete financial information is available for each region and each region’s operating results are regularly reviewed by our executive management team. If the carrying amount of a reporting unit is determined to exceed its estimated fair value, an impairment loss is recognized in an amount equal to that excess.

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

Self-Insurance

      We retain risk relating to certain of our general liability insurance, workers’ compensation insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, but we typically pay per occurrence deductibles and, for certain exposures, have pre-determined maximum exposure limits for each insurance period. The majority of losses, if any, above the pre-determined exposure limits are typically paid by third-party insurance carriers. Our estimate of future losses is prepared by management using the Company’s historical loss experience and industry based development factors.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total Retail Data

			2004 vs. 2003

	2004	2003	Change	% Change

Total retail unit sales	67,771	66,971	800	1.2%
Total same store retail unit sales	62,115	65,000	(2,885)	(4.4)%
Total retail sales revenue	$2,249.2	$2,031.5	$217.7	10.7%
Total same store retail sales revenue	$2,014.2	$1,952.6	$61.6	3.2%
Total retail gross profit	$351.8	$312.2	$39.6	12.7%
Total retail gross margin	15.6%	15.4%	0.2%	1.3%

Units

      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 800 units, or 1.2%, from 2003 to 2004. The increase is due to a 3,685 unit increase from net dealership acquisitions during the period, offset by a 2,885 unit, or 4.4%, decrease in same store retail unit sales. The same store decrease is due primarily to lower new and used unit sales of the domestic brands.

Revenues

      Retail sales revenue increased $217.7 million, or 10.7%, from 2003 to 2004. The increase is due to: (1) a $61.6 million, or 3.2%, increase in same store revenues and (2) a $156.1 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a $1,494, or 5.2%, increase in average new vehicle revenue per unit, which increased revenue by $63.8 million, (2) a $2,131, or 10.5%, increase in average used vehicle revenue per unit, which increased revenue by $47.6 million, (3) a $12, or 1.5%, increase in average finance and insurance revenue per unit, which increased revenue by $0.7 million, and (4) a $20.6 million, or 9.5%, increase in service and parts revenues, partially offset by the 4.4% decrease in retail unit sales which decreased revenue by $71.1 million.

Gross Profit

      Retail gross profit increased $39.6 million, or 12.7%, from 2003 to 2004. The increase is due to (1) the 1.2% increase in retail unit sales, which increased gross profit $2.9 million, (2) a $177, or 7.2%, increase in average gross profit per new vehicle retailed, which increased gross profit by $7.8 million, (3) a $209, or 11.0%, increase in average gross profit per used vehicle retailed, which increased gross profit by $4.8 million, and (4) a $24.1 million, or 22.4%, increase in service and parts gross profit.

New Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

New retail unit sales	45,140	43,932	1,208	2.7%
Same store new retail unit sales	42,184	42,664	(480)	(1.1)%
New retail sales revenue	$1,400.6	$1,280.8	$119.8	9.4%
Same store new retail sales revenue	$1,280.1	$1,231.0	$49.1	4.0%
New retail sales revenue per unit	$31,028	$29,153	$1,875	6.4%
Same store new retail sales revenue per unit	$30,346	$28,852	$1,494	5.2%
Gross profit — new	$119.0	$108.0	$11.0	10.1%
Average gross profit per new vehicle retailed	$2,636	$2,459	$177	7.2%
Gross margin % — new	8.5%	8.4%	0.1%	1.2%

Units

      Retail unit sales of new vehicles increased 1,208 units, or 2.7%, from 2003 to 2004. The increase is due to a 1,688 unit increase from net dealership acquisitions during the period, offset by a 480 unit, or 1.1%, decrease in same store retail unit sales. The same store decrease is due primarily to lower new unit sales of the domestic brands, offset by growth in our international operations.

Revenues

      New vehicle retail sales revenue increased $119.8 million, or 9.4%, from 2003 to 2004. The increase is due to: (1) a $49.1 million, or 4.0%, increase in same store revenues and (2) a $70.7 million increase from net dealership acquisitions during the period. The same store revenue increase is due to a $1,494, or 5.2%, increase in comparative average selling prices per unit, which increased revenue by $63.7 million, offset by the 1.1% decrease in retail unit sales, which decreased revenue by $14.6 million.

Gross Profit

      Retail gross profit from new vehicle sales increased $11.0 million, or 10.1%, from 2003 to 2004. The increase is due to: (1) the 2.7% increase in new retail unit sales, which increased gross profit by $3.2 million, and a $177, or 7.2%, increase in average gross profit per new vehicle retailed, which increased gross profit by $7.8 million.

Used Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

Used retail unit sales	22,631	23,039	(408)	(1.8)%
Same store used retail unit sales	19,931	22,336	(2,405)	(10.8)%
Used retail sales revenue	$531.8	$474.0	$57.8	12.2%
Same store used retail sales revenue	$448.5	$455.0	$(6.5)	(1.4)%
Used retail sales revenue per unit	$23,498	$20,573	$2,925	14.2%
Same store used retail sales revenue per unit	$22,502	$20,371	$2,131	10.5%
Gross profit — used	$47.9	$44.0	$3.9	8.9%
Average gross profit per used vehicle retailed	$2,117	$1,908	$209	11.0%
Gross margin % — used	9.0%	9.3%	(0.3)%	(3.2)%

Units

      Retail unit sales of used vehicles decreased 408 units, or 1.8%, from 2003 to 2004. The decrease is due to a 2,405 unit, or 10.8%, decrease in same store used retail unit sales, offset by a 1,997 unit increase from net dealership acquisitions during the period. We believe that the same store decrease is due primarily to a challenging used vehicle market in the United States during the second quarter of 2004 based in part on the relative affordability of new vehicles.

Revenues

      Used vehicle retail sales revenue increased $57.8 million, or 12.2%, from 2003 to 2004. The increase is due to a $64.3 million increase from net dealership acquisitions during the period, offset by a $6.5 million, or 1.4%, decrease in same store revenues. The same store revenue decrease is due to the 10.8% decrease in retail unit sales, which decreased revenue by $54.1 million, offset by a $2,131, or 10.5%, increase in comparative average selling prices per vehicle which increased revenue by $47.6 million.

Gross Profit

      Retail gross profit from used vehicle sales increased $3.9 million, or 8.9%, from 2003 to 2004. The increase is due to a $209, or 11.0%, increase in average gross profit per used vehicle retailed, which increased gross profit by $4.8 million, offset by the 10.8% decrease in used retail unit sales, which decreased gross profit by $0.9 million.

Finance and Insurance Data

			2004 vs. 2003

	2004	2003	Change	% Change

Total retail unit sales	67,771	66,971	800	1.2%
Total same store retail unit sales	62,115	65,000	(2,885)	(4.4)%
Finance and insurance revenue	$53.3	$52.7	$0.6	1.3%
Same store finance and insurance revenue	$49.6	$51.1	$(1.5)	(3.1)%
Finance and insurance revenue per unit	$787	$786	$1	0.1%
Same store finance and insurance revenue per unit	$798	$786	$12	1.5%

      Finance and insurance revenue increased $0.6 million, or 1.3%, from 2003 to 2004. The increase is due to a $2.1 million increase from net dealership acquisitions during the period, offset by a $1.5 million, or 3.1%, decrease in same store revenues. The same store revenue decrease is due to the 4.4% decrease in retail unit sales, which decreased revenue by $2.2 million, partly offset by a $12, or 1.5%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $0.7 million.

Service and Parts Data

			2004 vs. 2003

	2004	2003	Change	% Change

Service and parts revenue	$263.5	$224.1	$39.4	17.6%
Same store service and parts revenue	$236.1	$215.5	$20.6	9.5%
Gross profit	$131.6	$107.5	$24.1	22.4%
Same store gross profit	$116.7	$103.2	$13.5	13.1%
Gross margin	49.9%	48.0%	1.9%	4.0%
Same store gross margin	49.4%	47.9%	1.5%	3.1%

      Service and parts revenue increased $39.4 million, or 17.6%, from 2003 to 2004. The increase is due to: (1) a $20.6 million, or 9.5%, increase in same store revenues and (2) an $18.8 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by increases in total retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

      Service and parts gross profit increased $24.1 million, or 22.4%, from 2003 to 2004. The increase is due to: (1) a $13.5 million, or 13.1%, increase in same store gross profit and (2) a $10.6 million increase from net dealership acquisitions during the period.

Selling, General and Administrative

      Selling, general and administrative “SG&A” expenses increased $32.3 million, or 13.3%, from $242.6 million to $274.9 million. The aggregate increase is primarily due to (1) a $13.2 million, or 5.7%, increase in same store SG&A and (2) a $19.1 million increase from net dealership acquisitions during the period. The increase in same store SG&A is due in large part to (1) a net increase in variable selling expenses, including increases in variable compensation as a result of the 12.7% increase in retail gross profit over the prior year, (2) increased rent and related costs due in part to our facility improvement and expansion program and, (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market.

      SG&A expenses increased as a percentage of total revenue from 11.1% to 11.2% and as a percentage of gross profit from 77.6% to 78.0%.

Depreciation and Amortization

      Depreciation and amortization increased $1.6 million, or 20.8%, from $7.5 million to $9.1 million. The increase is due to (1) a $1.3 million, or 16.9%, increase in same store depreciation and amortization and (2) a $0.3 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

      Floor plan interest expense decreased $0.2 million, or 2.1%, from $11.4 million to $11.2 million. The decrease is due to a $0.8 million, or 7.1%, decrease in same store floor plan interest expense, offset by a $0.6 million increase from net dealership acquisitions during the period. The same store decrease is primarily due to a decrease in our weighted average borrowing rate during 2004 compared to 2003, offset in part by an increase in average inventories during 2004 compared to 2003.

Other Interest Expense

      Other interest expense decreased $0.7 million, or 0.7%, from $10.8 million to $10.1 million. The decrease is due primarily to the reduction of outstanding indebtedness with the proceeds of the March 26, 2004 sale of common stock.

Other Income

      Other income of $6.6 million during the three months ended June 30, 2004 related to the sale of an investment.

Income Taxes

      Income taxes increased $5.0 million, or 31.7%, from $15.9 million to $20.9 million. The increase is due primarily to an increase in pre-tax income compared with 2003, offset by a reduction in our effective rate resulting from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total Retail Data

			2004 vs. 2003

	2004	2003	Change	% Change

Total retail unit sales	132,550	124,813	7,737	6.2%
Total same store retail unit sales	121,280	122,224	(944)	(0.8)%
Total retail sales revenue	$4,403.1	$3,785.5	$617.6	16.3%
Total same store retail sales revenue	$3,941.1	$3,688.6	$252.5	6.8%
Total retail gross profit	$694.8	$587.9	$106.9	18.2%
Total retail gross margin	15.8%	15.5%	0.3%	1.9%

Units

      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 7,737 units, or 6.2%, from 2003 to 2004. The increase is due to an 8,681 unit increase from net dealership acquisitions during the period, offset by a 944 unit, or 0.8%, decrease in same store retail unit sales. The same store decrease is due primarily to lower new and used unit sales of the domestic brands.

Revenues

      Retail sales revenue increased $617.6 million, or 16.3%, from 2003 to 2004. The increase is due to: (1) a $252.5 million, or 6.8%, increase in same store revenues and (2) a $365.1 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a $1,646, or 5.7%, increase in average new vehicle revenue per unit, which increased revenue by $131.2 million, (2) a $1,843, or 9.0%, increase in average used vehicle revenue per unit, which increased revenue by $78.3 million (3) an $18, or 2.3%, increase in average finance and insurance revenue per unit, which increased revenue by $2.2 million and (4) a $50.2 million, or 12.0%, increase in service and parts revenues, partially offset by the 0.8% decrease in retail unit sales which decreased revenue by $9.4 million.

Gross Profit

      Retail gross profit increased $106.9 million, or 18.2%, from 2003 to 2004. The increase is due to (1) the 6.2% increase in retail unit sales, which increased gross profit $25.8 million, (2) a $210, or 8.6%, increase in average gross profit per new vehicle retailed, which increased gross profit by $17.0 million, (3) a $191, or 9.9%, increase in average gross profit per used vehicle retailed, which increased gross profit by $8.3 million, (4) an $8, or 0.9%, increase in average finance and insurance revenue per unit, which increased gross profit by $0.9 million and (5) a $54.9 million, or 26.6%, increase in service and parts gross profit.

New Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

New retail unit sales	87,261	81,305	5,956	7.3%
Same store new retail unit sales	81,221	79,684	1,537	1.9%
New retail sales revenue	$2,717.0	$2,357.3	$359.7	15.3%
Same store new retail sales revenue	$2,476.3	$2,298.3	$178.0	7.7%
New retail sales revenue per unit	$31,136	$28,994	$2,142	7.4%
Same store new retail sales revenue per unit	$30,489	$28,843	$1,646	5.7%
Gross profit — new	$231.6	$198.7	$32.9	16.5%
Average gross profit per new vehicle retailed	$2,654	$2,444	$210	8.6%
Gross margin % — new	8.5%	8.4%	0.1%	1.2%

Units

      Retail unit sales of new vehicles increased 5,956 units, or 7.3%, from 2003 to 2004. The increase is due to: (1) a 1,537 unit, or 1.9%, increase in same store retail unit sales and (2) a 4,419 unit increase from net dealership acquisitions during the period. We believe that the same store increase is due in part to our favorable brand mix, which includes a concentration of foreign and luxury nameplates, offset by lower new unit sales of the domestic brands.

Revenues

      New vehicle retail sales revenue increased $359.7 million, or 15.3%, from 2003 to 2004. The increase is due to: (1) a $178.0 million, or 7.7%, increase in same store revenues and (2) a $181.7 million increase from net dealership acquisitions during the period. The same store revenue increase is due to the 1.9% increase in retail unit sales, which increased revenue by $46.8 million, and a $1,646, or 5.7%, increase in comparative average selling prices per unit, which increased revenue by $131.2 million.

Gross Profit

      Retail gross profit from new vehicle sales increased $32.9 million, or 16.5%, from 2003 to 2004. The increase is due to: (1) the 7.3% increase in new retail unit sales, which increased gross profit by $15.8 million, and a $210, or 8.6%, increase in average gross profit per new vehicle retailed, which increased gross profit by $17.1 million.

Used Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

Used retail unit sales	45,289	43,508	1,781	4.1%
Same store used retail unit sales	40,059	42,540	(2,481)	(5.8)%
Used retail sales revenue	$1,056.7	$898.5	$158.2	17.7%
Same store used retail sales revenue	$896.5	$873.6	$22.9	2.6%
Used retail sales revenue per unit	$23,333	$20,652	$2,681	13.0%
Same store used retail sales revenue per unit	$22,380	$20,537	$1,843	9.0%
Gross profit — used	$95.4	$83.4	$12.0	14.4%
Average gross profit per used vehicle retailed	$2,107	$1,916	$191	9.9%
Gross margin % — used	9.0%	9.3%	(0.3)%	(3.8)%

Units

      Retail unit sales of used vehicles increased 1,781 units, or 4.1%, from 2003 to 2004. The increase is due to a 4,262 unit increase from net dealership acquisitions during the period, offset by a 2,481 unit, or 5.8%, decrease in same store used retail unit sales. We believe that the same store decrease is due primarily to a challenging used vehicle market in the United States during the second quarter of 2004 based in part on the relative affordability of new vehicles.

Revenues

      Used vehicle retail sales revenue increased $158.2 million, or 17.7%, from 2003 to 2004. The increase is due to: (1) a $22.9 million, or 2.6%, increase in same store revenues and (2) a $135.3 million increase from net dealership acquisitions during the period. The same store revenue increase is due to a $1,843, or 9.0%, increase in comparative average selling prices per vehicle, which increased revenue by $78.4 million, offset by the 5.8% decrease in retail unit sales, which decreased revenue by $55.5 million.

Gross Profit

      Retail gross profit from used vehicle sales increased $12.0 million, or 14.4%, from 2003 to 2004. The increase is due to: (1) the 4.1% increase in used retail unit sales, which increased gross profit by $3.8 million, and (2) a $191, or 9.9%, increase in average gross profit per used vehicle retailed, which increased gross profit by $8.2 million.

Finance and Insurance Data

			2004 vs. 2003

	2004	2003	Change	% Change

Total retail unit sales	132,550	124,813	7,737	6.2%
Total same store retail unit sales	121,280	122,224	(944)	(0.8)%
Finance and insurance revenue	$106.4	$99.2	$7.2	7.3%
Same store finance and insurance revenue	$98.6	$97.2	$1.4	1.5%
Finance and insurance revenue per unit	$803	$795	$8	0.9%
Same store finance and insurance revenue per unit	$813	$795	$18	2.3%

      Finance and insurance revenue increased $7.2 million, or 7.3%, from 2003 to 2004. The increase is due to: (1) a $1.4 million, or 1.5%, increase in same store revenues and (2) a $5.8 million increase from net dealership acquisitions during the period. The same store revenue increase is due to an $18, or 2.3%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $2.2 million, offset by a 0.8% decrease in retail unit sales, which decreased revenue by $0.8 million.

Service and Parts Data

			2004 vs. 2003

	2004	2003	Change	% Change

Service and parts revenue	$523.0	$430.5	$92.5	21.5%
Same store service and parts revenue	$469.7	$419.5	$50.2	12.0%
Gross profit	$261.5	$206.6	$54.9	26.6%
Same store gross profit	$232.3	$201.2	$31.1	15.4%
Gross margin	50.0%	48.0%	2.0%	4.2%
Same store gross margin	49.5%	48.0%	1.5%	3.1%

      Service and parts revenue increased $92.5 million, or 21.5%, from 2003 to 2004. The increase is due to: (1) a $50.2 million, or 12.0%, increase in same store revenues and (2) a $42.3 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the increases in retail unit sales at our dealerships and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

      Service and parts gross profit increased $54.9 million, or 26.6%, from 2003 to 2004. The increase is due to: (1) a $31.1 million, or 15.4%, increase in same store gross profit and (2) a $23.8 million increase from net dealership acquisitions during the period.

Selling, General and Administrative

      Selling, general and administrative “SG&A” expenses increased $88.5 million, or 19.1%, from $463.3 million to $551.8 million. The aggregate increase is primarily due to (1) a $45.8 million, or 10.2%, increase in same store SG&A and (2) a $42.7 million increase from net dealership acquisitions during the period. The increase in same store SG&A expenses is due in large part to (1) a net increase in variable selling expenses, including increases in variable compensation as a result of the 18.2% increase in retail gross profit over the prior year, (2) increased rent and related costs due in part to our facility improvement and expansion program and, (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market.

      SG&A expenses increased as a percentage of total revenue from 11.3% to 11.5% and increased as a percentage of gross profit from 78.8% to 79.2%.

Depreciation and Amortization

      Depreciation and amortization increased $3.4 million, or 23.3%, from $14.5 million to $17.9 million. The increase is due to (1) a $2.7 million, or 19.0%, increase in same store depreciation and amortization and (2) a $0.7 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

      Floor plan interest expense increased $4.4 million, or 21.9%, from $20.1 million to $24.5 million. The increase is due to: (1) a $3.1 million, or 15.7%, increase in same store floor plan interest expense and (2) a $1.3 million increase from net dealership acquisitions during the period. The same store increase is primarily due to an increase in average inventories during 2004 compared to 2003.

Other Interest Expense

      Other interest expense decreased $0.3 million, or 1.3%, from $21.1 million to $20.8 million. The decrease is due primarily to the reduction of outstanding indebtedness with the proceeds of the March 26, 2004 sale of common stock.

Other Income

      Other income of $6.6 million during the six months ended June 30, 2004 related to the sale of an investment.

Income Taxes

      Income taxes increased $7.1 million, or 26.1%, from $27.2 million to $34.3 million. The increase is due primarily to an increase in pre-tax income compared with 2003, offset by a reduction in our effective rate resulting from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements (including floor plan arrangements), the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of June 30, 2004, we had working capital of $107.0 million.

      As of June 30, 2004, we had approximately $19.8 million of cash available to fund operations and future acquisitions. In addition, as of June 30, 2004, $490.0 million and £54.0 million ($100.0 million) was available for borrowing under our U.S. Credit Agreement and our U.K. Credit Agreement, respectively. Availability under the U.S. Credit Agreement may be limited by a borrowing base collateral requirement (in general, the borrowing base is equal to certain tangible assets plus $300.0 million) and other conditions discussed below. Borrowings under the U.S. Credit Agreement used to finance the cost of acquisitions and capital construction projects will typically increase tangible assets, allowing the Company to access borrowing capacity which might not be available due to the base collateral limitation.

      We paid a cash dividend on our common stock on June 1, 2004. The dividend was in the amount of ten cents per share. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

      Our principal source of growth has come from acquisitions of automotive dealerships. We believe that our cash flow provided by operating activities and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of certain automobile manufacturers. There is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Inventory Financing

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. In the U.K., we pay interest only for 90 days, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under our credit agreements. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $1,186.1 million as of June 30, 2004, of which $246.1 million related to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement

      We are party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, dated December 22, 2002, as amended (the “U.S. Credit Agreement”), which provides for up to $700.0 million in revolving loans to be used for acquisitions, working capital, letters of credit, the repurchase of common stock and general corporate purposes. We are also party to an additional $50.0 million standby letter of credit facility provided by DaimlerChrysler Services North America LLC (the “Additional Facility”). Revolving loans under the U.S. Credit Agreement mature on August 3, 2005 and bear interest between LIBOR plus 2.00% and LIBOR plus 3.00%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic automotive dealership subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We do not currently believe that such covenants will materially affect our acquisition or operating strategy. We are also required to comply with specified ratios and tests defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on our allowable domestic tangible assets. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. Our U.S. Credit Agreement, the subordinated notes discussed below and borrowings under floor plan financing arrangements have cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness. As of June 30, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $200.0 million and $9.5 million, respectively, and outstanding letters of credit amounted to $25.0 million under the Additional Facility. As of June 30, 2004 we were in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65.0 million (approximately $117.5 million as of June 30, 2004) in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Loans under the U.K. Credit Agreement bear interest between LIBOR plus 0.85% and LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £14.0 million. Our £10.0 million term loan capacity under the U.K. credit agreement is reduced by £2.0 million every six months, with the first reduction having occurred on January 1 2004. The £55.0 million of revolving loans mature on March 31, 2007. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We do not currently believe that such covenants will materially affect our acquisition or operating strategy. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under the floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement and the U.K. Credit Agreement has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of June 30, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £22.7 million ($41.1 million), and we were in compliance with all financial covenants under the U.K. Credit Agreement.

Senior Subordinated Notes

      We have outstanding $300.0 million aggregate principal amount, 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. In addition, we are allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings until 2005. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of June 30, 2004 we were in compliance with all negative covenants and there were no events of default.

Interest Rate Swaps

      During January 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, we terminated a swap agreement pursuant to which a notional $350.0 million of our U.S. floating rate debt had been exchanged for fixed rate debt. This swap had been designated as a cash flow hedge of future interest payments of our LIBOR based U.S. floor plan borrowings. The fair value of the swap upon termination was not significant.

Other Financing Arrangements

      In the past, we have entered into sale-leaseback transactions to finance certain acquisitions and capital expenditures, pursuant to which we sell property to a third-party and agree to lease that property back for a certain period of time. We believe we will continue to finance certain acquisitions and capital expenditures in this fashion in the future. Commitments under such leases are included in the table of contractual payment obligations below.

Capital Transaction

      On March 26, 2004, we sold an aggregate of 4,050,000 shares of our common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119.4 million, or $29.49 per share. The proceeds of the sale were used for general corporate purposes which included reducing outstanding indebtedness under our credit agreements.

Cash Flows

      Cash and cash equivalents increased by $6.4 million and $12.0 million during the six months ended June 30, 2004 and 2003, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

      Cash provided by operating activities was $61.3 million and $73.7 million during the six months ended June 30, 2004 and 2003, respectively. Cash flows from operating activities include net income adjusted for non-cash items, non-operating items and the effects of changes in working capital.

Cash Flows from Investing Activities

      Cash used in investing activities was $73.6 million and $156.7 million during the six months ended June 30, 2004 and 2003, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $91.0 million and $83.6 million during the six months ended June 30, 2004 and 2003, respectively. Capital investments relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $13.4 million during the six months ended June 30, 2004. Cash used in business acquisitions, net of cash acquired, was $3.7 million and $72.8 million for the six months ended June 30, 2004 and 2003, respectively. Cash flows from investing activities include $7.7 million of proceeds received from the sale of an investment during the six months ended June 30, 2004.

Cash Flows from Financing Activities

      Cash provided by financing activities was $11.6 million and $80.1 million for the six months ended June 30, 2004 and 2003, respectively. Cash flows from financing activities include net borrowings or repayments of long-term debt, proceeds from issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. During the six months ended June 30, 2004 and 2003, we received proceeds of $127.3 million and $1.3 million, respectively from the issuance of common stock. During the six months ended June 30, 2004 we had net repayments of long-term debt of $107.0 million and during the six months ended June 30, 2003 we had net borrowings of long-term debt of $78.8 million. During the six months ended June 30, 2004 we paid $8.7 million of cash dividends to our shareholders.

Contractual Payment Obligations

      The table below sets forth our best estimates as to the amounts and timing of future payments for our most significant contractual obligations as of June 30, 2004. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including the amount of borrowings under our credit agreements and floor plan arrangements and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

	Payments due in

	Total	2004	2005	2006	2007	2008	Thereafter

	(In millions)
Floorplan Notes Payable(A)	$1,186.1	$1,186.1	$—	$—	$—	$—	$—
U.S. Credit Agreement(B)	200.0	—	200.0	—	—	—	—
U.K. Credit Agreement(B)	41.1	—	—	—	41.1	—	—
9.625% Senior Subordinated Notes	300.0	—	—	—	—	—	300.0
Other Debt	4.3	1.0	1.1	0.8	0.5	0.9	—
Operating Lease Commitments	1,377.8	56.9	110.4	106.1	102.7	100.4	901.3
Deferred Acquisition Payments	27.2	8.2	8.2	8.1	—	2.7	—
Termination Costs	11.6	4.6	7.0	—	—	—	—

	$3,148.1	$1,256.8	$326.7	$115.0	$144.3	$104.0	$1,201.3

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floorplan borrowing agreements.

(B)	Commitments under letters of credit expire concurrently with the expiration of our credit facilities.

      We expect that the amounts above will be funded through cash provided by operations. In the case of balloon payments at the end of the term of our debt instruments, we expect to be able to refinance such instruments as they expire in the normal course of business.

Commitments

      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of June 30, 2004, the maximum of future cumulative cash payments we may be required to make in connection with the put option amounted to $2.6 million.

      We have entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of the acquisition in accordance with the terms of the agreement. Pursuant to this arrangement, we have entered into a joint venture agreement with respect to the Honda of Mentor dealership. We are required to repurchase our partners’ interest in this joint venture in July 2008. We expect this payment to be approximately $2.7 million.

Related Party Transactions

Stockholders Agreement

      Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning about 41% of our outstanding stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 15% of our outstanding common stock. Mitsui, Penske Corporation and other affiliates of Penske Corporation (International Motor Cars Group I, LLC and International Motors Cars Group II, LLC (the “PCP Entities”), and Penske Automotive Holdings Corp.) are parties to a stockholders agreement. Under the stockholders agreement, the Penske affiliated companies agreed to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties or when either party no longer owns any of our common stock.

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

Other Transactions

      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC (“AGR”), a wholly-owned subsidiary of Penske Corporation. From time to time we may sell AGR real property and improvements which are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price which is either independently confirmed by a third party appraiser or at the price for which we purchased the property from an independent third party. In addition, we sometimes pay and/or receive fees to/from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others behalf. Payments made relating to services rendered reflect the provider’s cost or an amount mutually agreed upon by both parties, which we believe represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.

      We are currently a tenant under a number of non-cancelable lease agreements with Samuel X. DiFeo and members of his family. Mr. DiFeo is our President and Chief Operating Officer. We believe that the terms of these transactions are at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.

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

      An entity controlled by one of our directors, Lucio A. Noto (the “Investor”) owns a 7.5% interest in one of our subsidiaries, UAG Connecticut I, LLC, which entitles the Investor to 20% of the operating profits of UAG Connecticut I. In addition, the Investor has an option to purchase up to a 20% interest in UAG Connecticut I for specified amounts.

      We own and operate three BMW dealerships in and around Munich, Germany in which we own a 50% interest. We own and operate Lexus and Toyota dealerships in and around Frankfurt, Germany in which we own a 50% interest. We own and operate two Toyota dealerships in Mexico in which we own a 48.7% interest and 45% interest. We also own and operate the Honda of Mentor dealership in Ohio in which we own a 70% interest.

      We own and operate certain Mercedes-Benz, Audi and Porsche dealerships in the U.S. through HBL, LLC. We own a 90% interest in HBL, LLC. Roger Penske, Jr. owns the remaining 10% interest. We own and operate certain dealerships in Brazil in which we own a 90.6% interest. One of our joint venture partners in Brazil is Roger S. Penske, Jr. who owns a 4.7% interest.

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

Effects of Inflation

      We believe that inflation rates over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services. However, there can be no assurance that there will be no such effect in the future.

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

Forward Looking Statements

      This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements may include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

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

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in the reports and our other periodic filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions or successfully integrate acquisitions, we may not be able to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers may impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	changes in the European Commission’s regulations regarding automobile manufacturers may have an adverse effect on our European operations;

•	our overseas operations subject us to foreign currency risk; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.

      Furthermore,

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of June 30, 2004, a 100 basis point change in interest rates would result in an approximate $2.4 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or prime rate. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for 5.86% fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments, a 100 basis point change in interest rates would result in an approximate $8.2 million change to our annual interest expense.

      Interest rate fluctuations affect the fair market value of our fixed rate debt, including the Notes and certain seller financed promissory notes, but, with respect to such fixed rate instruments, do not impact our earnings or cash flows.

      Foreign Currency Exchange Rates. As of June 30, 2004 the Company has operations in the U.K. and Brazil and has investments in Germany and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, the Company would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on the Company’s earnings and cash flows.

      In common with other automotive retailers, we purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase the majority of our inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

Item 4.	Disclosure Controls and Procedures

      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the second quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our second quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

      From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 30, 2004, we are not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows. We are a party to several class action lawsuits. While we believe these actions are without merit, any settlement or adverse ruling of one or more of these cases may result in the payment of significant costs and damages.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Prior to May 21, 2004, we retained a classified Board of Directors such that the stockholders only were able to elect the directors comprising one of the three classes for a three-year term. On May 21, 2004, at our annual stockholders meeting, the stockholders voted to amend our certificate of incorporation and bylaws to eliminate the classification of our Board of Directors. Following the meeting, our directors are each subject to election for a one-year term.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 21, 2004.

      (b) Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management’s nominees listed in the proxy statement. Each of the eleven nominees listed in the proxy statement were elected.

      (c) The following matters were voted upon at the Annual Meeting:

1. A proposal to amend our certificate of incorporation and bylaws to eliminate the classification of our Board of Directors. The results of the vote follow:

For	Against	Abstain	Non-Vote

43,719,563	376,487	309,396	n/a

2. The election of eleven directors. The results of the vote follow:

Nominee	For	Against

John Barr	43,875,542	529,904
Michael R. Eisenson	43,870,343	535,103
James A. Hislop	43,967,733	437,713
Hiroshi Ishikawa	44,032,647	372,979
William Lovejoy	44,063,024	342,422
Eustace W. Mita	39,669,541	4,735,905
Lucio A. Noto	43,923,358	482,088
Roger S. Penske	43,937,933	467,513
Richard J. Peters	43,967,772	437,674
Ronald G. Steinhart	43,932,249	473,197
H. Brian Thompson	43,934,260	471,186

3. A proposal to adopt the United Auto Group, Inc. Management Incentive Plan. The results of the vote follow:

For	Against	Abstain	Non-Vote

39,515,739	346,802	339,478	4,203,429

Item 6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

3.1	Certificate of Amendment of Restated Certificate of Incorporation.
3.2	Third Restated Certificate of Incorporation (Composite Copy).
3.3	Certificate of Amendment of Bylaws.
3.4	Bylaws (Composite Copy).
4.1	Supplemental Agreement dated March 30, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited.
4.2	Supplemental Agreement dated May 25, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited.
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

1. April 27, 2004, reporting under Items 5, 7 and 12 its first quarter financial results and other information.

2. April 29, 2004, reporting under Items 5 and 7 the anticipated payment of a dividend in the amount of $0.10 per share on June 1, 2004 to holders of record as of May 10, 2004.

HBL, LLC

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Cash and cash equivalents	$—	$1,246
Accounts receivable, net	9,718	11,460
Inventories	28,085	26,360
Other current assets	657	894

Total current assets	38,460	39,960
Property and equipment, net	37,429	23,926
Goodwill	68,281	68,281
Other assets	8	2

Total Assets	$144,178	$132,169

LIABILITIES AND MEMBERS’ DEFICIT
Liabilities
Floor plan notes payable	$25,318	$29,052
Accounts payable	5,299	3,635
Accrued expenses	16,811	15,413

Total current liabilities	47,428	48,100
Long-term debt	99,146	83,063
Other long term liabilities	3,702	3,684

Total Liabilities	150,276	134,847
Commitments and Contingent Liabilities
Members’ Deficit
Members’ Deficit	(6,098)	(2,678)

Total Liabilities and Members’ Deficit	$144,178	$132,169

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
New vehicle sales	$35,076	$33,652	$65,803	$57,238
Used vehicle sales	15,398	14,968	28,112	24,868
Finance and insurance	1,364	1,415	2,387	2,316
Service and parts	10,662	8,385	20,418	15,017
Fleet sales	555	1,410	555	2,311
Wholesale vehicle sales	3,857	3,388	7,585	5,782

Total revenues	66,912	63,218	124,860	107,532
Cost of sales	55,611	53,627	103,829	90,772

Gross profit	11,301	9,591	21,031	16,760
Selling, general and administrative expenses	9,057	6,832	17,243	12,410

Operating income	2,244	2,759	3,788	4,350
Floor plan interest expense	(176)	(140)	(357)	(267)
Other interest expense	(836)	(593)	(1,414)	(1,179)

Net income	$1,232	$2,026	$2,017	$2,904

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Operating activities:
Net income	$2,017	$2,904
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	652	169
Changes in operating assets and liabilities:
Accounts receivable	1,742	(1,541)
Inventories	(1,725)	(3,108)
Floor plan notes payable	(3,734)	2,452
Accounts payable and accrued expenses	3,062	3,333
Other	249	(640)

Net cash from operating activities	2,263	3,569

Investing activities:
Purchase of equipment and improvements	(14,155)	(4,824)

Net cash from investing activities	(14,155)	(4,824)

Financing activities:
Distributions	(5,437)	(2,825)
Funding from UAG	16,083	4,080

Net cash from financing activities	10,646	1,255

Net change in cash and cash equivalents	(1,246)	—
Cash and cash equivalents, beginning of period	1,246	—

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$357	$267

See Notes to Condensed Financial Statements

HBL, LLC

CONDENSED STATEMENT OF MEMBERS’ DEFICIT

Members’ Deficit

(Unaudited)
(In thousands)
Balance, January 1, 2004	$(2,678)
Distributions	(5,437)
Net income	2,017

Balance, June 30, 2004	$(6,098)

See Notes to Condensed Financial Statements

HBL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(In thousands)

1.	Interim Financial Statements

Organization

      HBL, LLC (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates dealerships pursuant to franchise agreements with Mercedes-Benz, Maybach, Audi and Porsche. In March 2003, the Company was awarded an Aston Martin franchise, which began operations during the third quarter of 2003. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

      The Company, a Delaware limited liability company, is a majority-owned subsidiary of HBL Holdings, Inc. (“Holdings”), which is a Delaware corporation that is wholly-owned by Lantzsch-Andreas Enterprises, Inc. (“LAE”). LAE is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). On December 31, 2001, Holdings sold a 10% member interest in the Company to Roger Penske, Jr. The Company is operated pursuant to an operating agreement between UAG and Roger Penske, Jr.

Basis of Presentation

      The information presented as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, intangible assets and certain reserves.

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

HBL, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Inventories

      Inventories consisted of the following:

	June 30,	December 31,
	2004	2003

New vehicles	$21,152	$19,579
Used vehicles	5,108	4,966
Parts, accessories and other	1,825	1,815

Total inventories	$28,085	$26,360

3.	Floor Plan Notes Payable

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

      Long-term debt represents the push down of UAG’s debt incurred when UAG acquired the Company, as well as other advances from UAG. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.11% and 3.34% on this indebtedness during 2004 and 2003, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

      UAG has outstanding $300,000 aggregate principal amount, 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

5.	Related Party Transactions

      From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $198, $225, $423 and $450 were charged to the Company by UAG or its affiliates during the three and six month periods ended June 30, 2004 and 2003, respectively.

      During 2004, the Company received $16,083 from UAG in net support of its facility upgrade, which is included long-term debt in the accompanying condensed balance sheets.

6.	Commitments and Contingencies

      From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2004, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flow.

UAG CONNECTICUT I, LLC

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Cash and cash equivalents	$1,058	$644
Accounts receivable, net	5,834	5,821
Inventories	29,582	25,331
Other current assets	8	14

Total current assets	36,482	31,810
Property and equipment, net	3,986	3,587
Goodwill	20,738	20,738
Other assets	242	302

Total Assets	$61,448	$56,437

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities
Floor plan notes payable	$27,395	$23,929
Accounts payable	1,547	1,946
Accrued expenses	4,670	4,002

Total current liabilities	33,612	29,877
Long-term debt	21,361	21,361
Other long-term liabilities	—	21

Total Liabilities	54,973	51,259
Commitments and Contingent Liabilities
Members’ Capital
Members’ capital	6,475	5,178

Total Liabilities and Members’ Capital	$61,448	$56,437

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)
	(In thousands)
New vehicle sales	$26,404	$25,262	$49,569	$48,180
Used vehicle sales	6,541	7,657	12,603	13,321
Finance and insurance	369	483	807	814
Service and parts	7,003	6,429	13,653	12,016
Wholesale vehicle sales	2,500	1,345	5,380	3,327

Total revenues	42,817	41,176	82,012	77,658
Cost of sales	36,241	34,801	69,505	65,939

Gross profit	6,576	6,375	12,507	11,719
Selling, general and administrative expenses	4,838	4,558	9,705	8,942

Operating income	1,738	1,817	2,802	2,777
Floor plan interest expense	(164)	(185)	(306)	(367)
Other interest expense	(166)	(180)	(332)	(360)

Net income	$1,408	$1,452	$2,164	$2,050

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

CONDENSED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Operating activities:
Net income	$2,164	$2,050
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	243	225
Changes in operating assets and liabilities:
Accounts receivable	(14)	(145)
Inventories	(4,251)	4,445
Floor plan notes payable	3,466	(4,513)
Accounts payable and accrued expenses	269	789
Other	45	(994)

Net cash from operating activities	1,922	1,857

Investing activities:
Purchase of equipment and improvements	(641)	(670)

Net cash from investing activities	(641)	(670)

Financing activities:
Distributions	(867)	(1,160)

Net cash from financing activities	(867)	(1,160)

Net change in cash and cash equivalents	414	27
Cash and cash equivalents, beginning of period	644	454

Cash and cash equivalents, end of period	$1,058	$481

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$306	$367

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

Members’ Capital

(Unaudited)
(In thousands)
Balance, January 1, 2004	$5,178
Distributions	(867)
Net income	2,164

Balance, June 30, 2004	$6,475

See Notes to Condensed Financial Statements

UAG CONNECTICUT I, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(In thousands)

1.	Interim Financial Statements

Organization

      UAG Connecticut I, LLC (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service and parts, third-party finance and insurance products and other aftermarket products. The Company operates dealerships pursuant to franchise agreements with Mercedes-Benz, Audi and Porsche. In accordance with the individual franchise agreements, the dealerships are subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a negative impact on the Company’s operating results.

      The Company, a Delaware limited liability company, is a majority-owned subsidiary of UAG Connecticut, LLC, a Delaware corporation that is a wholly-owned subsidiary of United Auto Group, Inc. (“UAG”). The remaining interest in the Company is held by Noto Holdings, LLC. The Company is operated pursuant to an operating agreement between UAG and Noto Holdings, LLC.

Basis of Presentation

      The information presented as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, intangible assets and certain reserves.

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

UAG CONNECTICUT I, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Inventories

      Inventories consisted of the following:

	June 30,	December 31,
	2004	2003

New vehicles	$24,199	$20,455
Used vehicles	3,867	3,275
Parts, accessories and other	1,516	1,601

Total inventories	$29,582	$25,331

3.	Floor Plan Notes Payable

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

      Long-term debt represents the push down of UAG’s debt incurred when UAG acquired the Company. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.11% and 3.34% on this indebtedness during 2004 and 2003, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

      UAG has outstanding $300,000 aggregate principal amount, 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

5.	Related Party Transactions

      From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $102, $109, $207 and $218 were charged to the Company by UAG or its affiliates during the three and six month periods ended June 30, 2004 and 2003, respectively.

      Noto Holdings, LLC, and entity controlled by one of UAG’s directors, Lucio A. Noto (the “Investor”), holds a 7.5% interest in the Company, which entitles the Investor to 20% of the operating profits of the Company. In addition, the Investor has an option to purchase up to a 20% interest in the Company for specified amounts. The Investor has also guaranteed 20% of the Company’s lease obligation to Automotive Group Realty, LLC (“AGR”), the landlord of the facility at which the dealerships operate and a wholly owned subsidiary of Penske Corporation. In exchange for that guarantee, the Investor will be entitled to 20% of any appreciation of the property, which appreciation would otherwise accrue to AGR at the time of sale,

UAG CONNECTICUT I, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

and the Investor is responsible to AGR for any corresponding depreciation of the property at the time of sale, which obligation shall be secured solely by the Investor’s ownership interest in the Company.

6.	Commitments and Contingencies

      From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2004, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flow.

UAG MENTOR ACQUISITION, LLC

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$481	$85
Accounts receivable, net	2,038	1,538
Inventories	5,952	6,320
Other current assets	—	3

Total current assets	8,471	7,946
Property and equipment, net	1,884	1,926
Goodwill	3,722	3,722

Total Assets	$14,077	$13,594

LIABILITIES AND MEMBERS’ CAPITAL
Liabilities
Floor plan notes payable	$5,657	$5,926
Accounts payable	323	211
Accrued expenses	942	520

Total current liabilities	6,922	6,657
Long-term debt	3,842	3,842
Other long-term liabilities	3,005	2,570

Total Liabilities	13,769	13,069
Commitments and Contingent Liabilities
Members’ Capital
Members’ capital	308	525

Total Liabilities and Members’ Capital	$14,077	$13,594

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC

CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Unaudited)
	(In thousands)
New vehicle sales	$11,258	$11,880	$20,570	$20,662
Used vehicle sales	1,587	2,088	2,889	3,824
Finance and insurance	225	313	430	552
Service and parts	1,152	1,074	2,253	1,975
Wholesale vehicle sales	765	560	1,298	1,016

Total revenues	14,987	15,915	27,440	28,029
Cost of sales	13,233	14,046	24,163	24,552

Gross profit	1,754	1,869	3,277	3,477
Selling, general and administrative expenses	1,498	1,453	2,829	2,790

Operating income	256	416	448	687
Floor plan interest expense	(38)	(39)	(73)	(70)
Other interest expense	(480)	(32)	(510)	(65)

Income (loss) before cumulative effect of accounting change	(262)	345	(135)	552
Cumulative effect of accounting change, net of tax	—	—	—	(44)

Net income (loss)	$(262)	$345	$(135)	$508

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC

CONDENSED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Operating activities:
Net income (loss)	$(135)	$508
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	103	59
Cumulative effect of accounting change	—	44
Changes in operating assets and liabilities:
Accounts receivable	(500)	41
Inventories	368	(480)
Floor plan notes payable	(269)	1,395
Accounts payable and accrued expenses	532	(109)
Other	440	(30)

Net cash from operating activities	539	1,428

Investing activities:
Purchase of equipment and improvements	(61)	(1,212)

Net cash from investing activities	(61)	(1,212)

Financing activities:
Distributions	(82)	(80)

Net cash from financing activities	(82)	(80)

Net change in cash and cash equivalents	396	136
Cash and cash equivalents, beginning of period	85	—

Cash and cash equivalents, end of period	$481	$136

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$73	$70

See Notes to Condensed Financial Statements

UAG MENTOR ACQUISITION, LLC

CONDENSED STATEMENT OF MEMBERS’ CAPITAL

Members’ Capital

(Unaudited)
(In thousands)
Balance, January 1, 2004	$525
Distributions	(82)
Net loss	(135)

Balance, June 30, 2004	$308

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

      The Company, a Delaware limited liability company, is a majority-owned subsidiary of United Auto Group, Inc. (“UAG”). On July 1, 2003, UAG sold a 30% member interest in the Company to YAG Mentor Investors, LLC. The Company is operated pursuant to an operating agreement between UAG and YAG Mentor Investors, LLC.

Basis of Presentation

      The information presented as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. In order to maintain consistency and comparability of financial information between periods presented, certain reclassifications have been made to the Company’s prior year condensed financial statements to conform to the current year presentation.

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the price of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income for 2003 by $44.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, intangible assets and certain reserves.

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

2.	Inventories

      Inventories consisted of the following:

	June 30,	December 31,
	2004	2003

New vehicles	$5,094	$5,309
Used vehicles	635	801
Parts, accessories and other	223	210

Total inventories	$5,952	$6,320

3.	Floor Plan Notes Payable

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

      Long-term debt represents the push down of UAG’s debt incurred when UAG acquired the Company. The interest expense included in these financial statements reflects UAG’s weighted average interest rate of 3.11% and 3.34% on this indebtedness during 2004 and 2003, respectively. UAG borrowed these funds under a credit agreement which is fully and unconditionally guaranteed on a joint and several basis by the majority of its domestic automotive dealership subsidiaries, including the Company. Substantially all of the Company’s assets that are not pledged as security under floor plan financing agreements and the Company’s member interests are subject to security interests granted to lenders under UAG’s credit agreement.

      UAG has outstanding $300,000 aggregate principal amount, 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all of UAG’s existing and future senior debt, including debt under UAG’s credit agreements and floor plan indebtedness. The Notes are fully and unconditionally guaranteed on a joint and several basis by the majority of UAG’s domestic automotive dealership subsidiaries, including the Company.

5.	Related Party Transactions

      From time to time, the Company pays and/or receives fees from UAG and its affiliates for services rendered in the normal course of business. These transactions reflect the provider’s cost or an amount mutually agreed upon by both parties. It is the Company’s belief that the payments relating to these transactions are on terms at least as favorable as those which could be obtained from an unrelated third party. In addition, management fees of $23 and $46 were charged to the Company by UAG or its affiliates during the three and six month periods ended June 30, 2004 and 2003, respectively.

UAG MENTOR ACQUISITION, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies

      From time to time, the Company is involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2004, the Company is not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flow.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chief Executive Officer

Date: August 9, 2004

By:	/s/ JAMES. R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: August 9, 2004

EXHIBIT INDEX

Exhibits
Number:	Description

3.1	Certificate of Amendment of Restated Certificate of Incorporation.
3.2	Third Restated Certificate of Incorporation (Composite Copy).
3.3	Certificate of Amendment of Bylaws.
3.4	Bylaws (Composite Copy).
4.1	Supplemental Agreement dated March 30, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited.
4.2	Supplemental Agreement dated May 25, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited.
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.