Form 10-Q
period 2004-09-30
UNITED AUTO GROUP INC
filed 2004-11-09
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     As of November 2, 2004, there were 46,450,354 shares of voting common stock outstanding.

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
	(In thousands, except per share
	amounts)
ASSETS
Cash and cash equivalents	$17,681	$13,439
Accounts receivable, net	388,689	342,446
Inventories	1,196,659	1,166,756
Other current assets	52,486	43,090

Total current assets	1,655,515	1,565,731
Property and equipment, net	453,865	368,504
Goodwill	1,056,368	991,314
Franchise value	177,616	93,720
Other assets	78,250	89,968
Assets of discontinued operations	—	27,944

Total Assets	$3,421,614	$3,137,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Floor plan notes payable	$1,090,476	$1,122,065
Accounts payable	243,664	162,404
Accrued expenses	196,065	184,694
Current portion of long-term debt	952	8,574

Total current liabilities	1,531,157	1,477,737
Long-term debt	682,052	643,145
Other long-term liabilities	177,124	168,111
Liabilities of discontinued operations	—	19,776

Total Liabilities	2,390,333	2,308,769
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $0.0001 par value; 100 shares authorized; none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value, 80,000 shares authorized; 51,258 shares issued, including 4,850 treasury shares, at September 30, 2004; 46,552 shares issued, including 4,830 treasury shares at December 31, 2003	5	4
Non-voting common stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Class C common stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Additional paid-in-capital	714,870	582,104
Retained earnings	284,839	212,605
Unearned compensation	(5,637)	(2,616)
Accumulated other comprehensive income	37,204	36,315

Total Stockholders’ Equity	1,031,281	828,412

Total Liabilities and Stockholders’ Equity	$3,421,614	$3,137,181

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
	(In thousands, except per share amounts)
New vehicle sales	$1,567,701	$1,388,131	$4,284,668	$3,745,448
Used vehicle sales	566,394	488,035	1,623,136	1,386,581
Finance and insurance	59,596	57,329	165,961	156,557
Service and parts	265,883	217,489	750,737	606,509
Fleet sales	39,102	25,102	106,007	87,523
Wholesale vehicle sales	189,313	137,910	534,266	376,661

Total revenues	2,687,989	2,313,996	7,464,775	6,359,279
Cost of sales	2,308,273	1,981,820	6,388,234	5,439,118

Gross profit	379,716	332,176	1,076,541	920,161
Selling, general and administrative expenses	296,595	258,878	848,432	722,140
Depreciation and amortization	14,686	8,106	32,609	22,644

Operating income	68,435	65,192	195,500	175,377
Floor plan interest expense	(12,261)	(11,053)	(36,766)	(31,201)
Other interest expense	(10,470)	(11,114)	(31,287)	(32,206)
Other income	4,858	—	11,469	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	50,562	43,025	138,916	111,970
Minority interests	(676)	(655)	(1,504)	(1,706)
Income taxes	(17,393)	(16,995)	(51,674)	(44,231)

Income from continuing operations before cumulative effect of accounting change	32,493	25,375	85,738	66,033
Income (loss) from discontinued operations, net of tax	(128)	(120)	(166)	(123)

Income before cumulative effect of accounting change	32,365	25,255	85,572	65,910
Cumulative effect of accounting change, net of tax	—	—	—	(3,058)

Net income	$32,365	$25,255	$85,572	$62,852

Basic earnings per share:
Continuing operations	$0.71	$0.62	$1.92	$1.62
Discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.08)

Net income	$0.70	$0.62	$1.92	$1.54

Shares used in determining basic earnings per share	46,016	40,818	44,554	40,682

Diluted earnings per share:
Continuing operations	$0.70	$0.61	$1.90	$1.60
Discontinued operations	—	—	—	—
Cumulative effect of accounting change	—	—	—	(0.07)

Net income	$0.70	$0.61	$1.89	$1.52

Shares used in determining diluted earnings per share	46,567	41,637	45,198	41,258

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands)
Operating activities:
Net income	$85,572	$62,852
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	32,609	22,644
Amortization of unearned compensation	1,778	784
Gain on sale of investment	(11,469)	—
Cumulative effect of accounting change	—	3,058
Minority interests and other	2,395	2,380
Changes in operating assets and liabilities:
Accounts receivable	(36,716)	(37,244)
Inventories	44,259	(26,361)
Floor plan notes payable	(74,818)	(27,847)
Accounts payable and accrued expenses	88,706	103,604
Other	(12,933)	(21,466)

Net cash from operating activities	119,383	82,404

Investing activities:
Purchase of equipment and improvements	(150,002)	(137,408)
Proceeds from sale-leaseback transactions	43,941	12,443
Dealership acquisitions, net	(167,932)	(99,496)
Proceeds from sale of investment	13,566	—

Net cash from investing activities	(260,427)	(224,461)

Financing activities:
Net borrowings (repayments) of long-term debt	22,779	111,531
Proceeds from issuance of common stock	127,969	6,195
Dividends	(13,338)	—

Net cash from financing activities	137,410	117,726

Net cash from discontinued operations	7,876	24,789

Net increase in cash and cash equivalents	4,242	458
Cash and cash equivalents, beginning of period	13,439	9,844

Cash and cash equivalents, end of period	$17,681	$10,302

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$75,163	$71,099
Income taxes	11,202	13,279
Acquisition costs financed with assumed debt	5,790	—

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock					Accumulated
			Additional			Other	Total
	Issued		Paid-In	Retained	Unearned	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity	Income

	(Unaudited)
	(Dollars in thousands)
Balance — January 1, 2004	41,722,168	$4	$582,104	$212,605	$(2,616)	$36,315	$828,412	$—
Sale of common stock	4,050,000	1	119,434	—	—	—	119,435	—
Stock compensation	635,595	—	13,332	—	(3,021)		10,311	—
Unrealized appreciation of investment, net of tax	—	—	—	—	—	(5,716)	(5,716)	(5,716)
Fair value of interest rate swap agreement, net of tax	—	—	—	—	—	2,279	2,279	2,279
Foreign currency translation		—	—	—	—	4,326	4,326	4,326
Dividends				(13,338)			(13,338)
Net income	—	—	—	85,572	—	—	85,572	85,572

Balance — September 30, 2004	46,407,763	$5	$714,870	$284,839	$(5,637)	$37,204	$1,031,281	$86,461

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1.	Interim Financial Statements

Basis of Presentation

      The information presented as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, which were included as part of the Company’s Annual Report on Form 10-K.

      The Company’s parts and service departments provide preparation and reconditioning services for its dealerships’ new and used vehicle departments, for which the new and used vehicle departments are charged as if they were third parties. The Company has determined that revenue and cost of sales has not been reduced by the intracompany charge for such work performed by certain of the Company’s dealerships. Commencing with the third quarter of 2004, the Company is reducing revenue and cost of sales for intracompany charges at the identified dealerships and has revised amounts previously reported to eliminate these intracompany charges. Service and parts revenue and cost of sales have been reduced by $18,358 and $56,511 for the three and nine months ended September, 2004, respectively, and by $21,890 and $63,328 for the three and nine months ended September 30, 2003, respectively. The eliminations do not have a material impact on service and parts revenue, gross profit, operating income, income from continuing operations, net income, earnings per share, cash flows, or financial position for any period.

Discontinued Operations

      The Company periodically enters into transactions to sell or otherwise dispose of non-core or unprofitable dealerships. Such transactions typically result in treating such dealerships as discontinued operations. Combined financial information of the dealerships accounted for as discontinued operations follows:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	$—	$53,283	$23,932	$215,513
Pre-tax loss	(201)	(3,456)	(3,266)	(4,515)
Pre-tax gain on disposal	6	3,256	3,002	4,309

December 31,
2003

Inventories	$17,112
Other assets	10,832

Total assets	$27,944

Floor plan notes payable	$16,411
Other liabilities	3,365

Total liabilities	$19,776

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Accounting Change

      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the price of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income for the nine months ended September 30, 2003 by $3,058, net of tax, or $0.07 per diluted share.

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

      Following is a summary of the changes in the carrying amount of goodwill and franchise value for the nine months ended September 30, 2004:

		Franchise
	Goodwill	Value

Balance — January 1, 2004	$991,314	$93,720
Additions during period	61,804	82,611
Foreign currency translation	3,250	1,285

Balance — September 30, 2004	$1,056,368	$177,616

Stock-Based Compensation

      Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 2,100 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of September 30, 2004, 1,773 shares of common stock were available for grant under the Plan.

      Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for option grants using the intrinsic value method. All options have been granted with a

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

strike price at or above fair market value on the date of grant. As a result, no compensation expense has been recorded in the consolidated condensed financial statements with respect to option grants. The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” Had the Company elected to recognize compensation expense for option grants using the fair value method, pro forma net income and pro forma basic and diluted earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income(1)	$32,365	$25,255	$85,572	$62,852
Fair value method compensation expense attributable to stock-based compensation, net of tax	(294)	(378)	(928)	(1,215)

Pro forma net income	$32,071	$24,877	$84,644	$61,637

Basic earnings per share	$0.70	$0.62	$1.92	$1.54

Pro forma basic earnings per share	$0.70	$0.61	$1.90	$1.52

Diluted earnings per share	$0.70	$0.61	$1.89	$1.52

Pro forma diluted earnings per share	$0.69	$0.60	$1.87	$1.49

(1)	Includes approximately $664, $1,132, $343 and $474 of compensation expense, net of tax, related to restricted stock grants, for the three and nine month periods ended September 30, 2004 and 2003, respectively.

      During the nine months ended September 30, 2004 and 2003, the Company granted options to acquire 6 and 8 shares of common stock, respectively. The weighted average fair value of the option grants of $5.67 and $6.33, respectively were calculated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 1.6% dividend yield in 2004, no dividend yield in 2003; expected volatility of 24% and 61%, respectively; risk free interest rate of 3.5% and 4%, respectively and expected lives of five years.

2.	Inventories

      Inventories consisted of the following:

	September 30,	December 31,
	2004	2003

New vehicles	$885,591	$896,398
Used vehicles	250,040	217,381
Parts, accessories and other	61,028	52,977

Total inventories	$1,196,659	$1,166,756

3.	Floor Plan Notes Payable

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

      During the three and nine month periods ended September 30, 2004 and 2003, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.

      During the nine months ended September 30, 2004, the Company acquired 28 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $167,932 in cash and the assumption of approximately $5,790 of debt. The consolidated balance sheets include preliminary allocations of the purchase price relating to such acquisitions, resulting in the recognition of approximately $144,415 of goodwill and franchise value. During the nine months ended September 30, 2003, the Company acquired 19 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $99,496 in cash. The consolidated condensed balance sheets include allocations of the purchase price relating to such acquisitions, resulting in the recognition of approximately $66,500 of goodwill and franchise value.

      The following unaudited consolidated pro forma results of operations of the Company for the three and nine month periods ended September 30, 2004 and 2003 give effect to acquisitions and dispositions consummated during 2004 and 2003 as if they had occurred on January 1, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	$2,740,606	$2,512,126	$7,863,242	$7,054,958
Income from continuing operations	33,194	26,681	90,270	72,459
Net income	33,066	26,561	90,104	69,278
Net income per diluted common share	$0.71	$0.64	$1.99	$1.68

5.	Capital Transaction

      On March 26, 2004, the Company sold an aggregate of 4,050 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $29.49 per share. The proceeds of the sale were used for general corporate purposes, which included reducing outstanding indebtedness under the Company’s credit agreements.

6.	Earnings Per Share

      Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, restricted stock and a stock price guarantee in connection with an acquisition consummated in 2000. For the three and nine month periods ended September 30, 2003, 505 and 853 shares, respectively, issuable upon the exercise of outstanding options were excluded from the calculation of diluted earnings per common share because the effect of such securities was

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Weighted average number of common shares outstanding	46,016	40,818	44,554	40,682
Effect of stock options	376	643	458	432
Effect of restricted stock	175	176	186	144

Weighted average number of common shares outstanding, including effect of dilutive securities	46,567	41,637	45,198	41,258

7.	Long Term Debt

      Long-term debt consisted of the following:

	September 30,	December 31,
	2004	2003

U.S. Credit Agreement	$324,800	$312,000
U.K. Credit Agreement	46,581	35,203
9.625% Senior Subordinated Notes due 2012	300,000	300,000
Other	11,623	4,516

Total long-term debt	683,004	651,719
Less: Current portion	952	8,574

Net long-term debt	$682,052	$643,145

U.S. Credit Agreement

      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”), which provides for up to $600,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50,000 of availability for letters of credit, through September 30, 2007. The revolving loans bear interest between LIBOR plus 2.60% and LIBOR plus 3.75%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified tests and ratios as defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Upon the occurrence of an event of default, the Company could be required to immediately repay the amounts outstanding under the U.S. Credit Agreement. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on allowable domestic tangible assets. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $324,800 and $34,520, respectively and the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

U.K. Credit Agreement

      The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65,000 in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Loans under the U.K. Credit Agreement bear interest between LIBOR plus 0.85% and LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15,000. Term loan capacity under the U.K. Credit Agreement was originally £10,000, which is reduced by £2,000 every six months. As of September 30, 2004, term loan capacity under the U.K. Credit Agreement amounted to £6,000. The remaining £55,000 of revolving loans mature on March 31, 2007. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests as defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements in the U.K. are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of September 30, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £25,750 ($46,581) and the Company was in compliance with all financial covenants under the U.K. Credit Agreement.

Senior Subordinated Notes

      The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the Notes at its option beginning in 2007 at specified redemption prices. In addition, the Company is allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings until March 2005. Upon a change of control, each holder of Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of September 30, 2004, the Company was in compliance with all negative covenants and there were no events of default.

8.	Interest Rate Swaps

      During January 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended, pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, the Company terminated a swap agreement pursuant to which a notional $350,000 of its U.S. floating rate debt had been exchanged for fixed rate debt. These swaps were designated as cash flow hedges of future interest payments of the LIBOR based U.S. floor plan borrowings. The fair value of the swap upon termination was not significant.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingent Liabilities

      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. The Company is a party to several class action lawsuits. As of September 30, 2004, the Company is not party to any legal proceeding, including the class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of its common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made relating to the put option. As of September 30, 2004, the maximum of future cumulative cash payments that the Company may be required to make in connection with the put option amounted to $2,600.

      The Company has entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, the Company is required to repurchase its partner’s interest at the end of the five-year period following the date of the formation of the joint venture agreement in accordance with the terms of the agreement. Pursuant to this arrangement, the Company has entered into a joint venture agreement with respect to the Honda of Mentor dealership. The Company is required to repurchase its partners’ interest in this joint venture in July 2008. The Company expects this payment to be approximately $2,700.

10.	Condensed Consolidating Financial Information

      The following tables include condensed consolidating financial information as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003 for United Auto Group, Inc. (as the issuer of the Notes), wholly-owned subsidiary guarantors, non-wholly owned subsidiary guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items, which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.

Condensed Consolidating Balance Sheet

(Unaudited)
September 30, 2004

					Non-Wholly Owned Guarantor Subsidiaries

							UAG
						UAG	Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Cash and cash equivalents	$17,681	$—	$3,917	$—	—	$352	$141	$—	$13,271
Accounts receivable, net	388,689	(32,498)	32,498	236,490	10,912	4,237	1,787	600	134,663
Inventories	1,196,659	—	—	766,902	23,148	28,787	6,876	1,827	369,119
Other current assets	52,486	—	4,749	21,014	667	19	1	—	26,036

Total current assets	1,655,515	(32,498)	41,164	1,024,406	34,727	33,395	8,805	2,427	543,089
Property and equipment, net	453,865	—	3,941	241,036	41,186	4,220	1,853	3,568	158,061
Intangible assets	1,233,984	—	—	867,320	68,281	20,738	3,722	—	273,923
Other assets	78,250	(958,692)	989,331	41,542	11	245	—	—	5,813

Total Assets	$3,421,614	$(991,190)	$1,034,436	$2,174,304	$144,205	$58,598	$14,380	$5,995	$980,886

Floor plan notes payable	$1,090,476	$—	$—	$716,781	$21,050	$24,177	$5,951	$1,327	$321,190
Accounts payable	243,664	—	2,034	102,263	7,601	1,717	257	1,150	128,642
Accrued expenses	196,065	(32,498)	1,121	67,806	23,354	11,009	1,946	227	123,100
Current portion of long-term debt	952	—	—	952	—	—	—	—	—

Total current liabilities	1,531,157	(32,498)	3,155	887,802	52,005	36,903	8,154	2,704	572,932
Long-term debt	682,052	—	—	402,020	94,553	21,361	3,842	3,032	157,244
Other long-term liabilities	177,124	—	—	161,105	10,017	1,344	3,188	78	1,392

Total Liabilities	2,390,333	(32,498)	3,155	1,450,927	156,575	59,608	15,184	5,814	731,568
Total Stockholders’ Equity	1,031,281	(958,692)	1,031,281	723,377	(12,370)	(1,010)	(804)	181	249,318

Total Liabilities and Stockholders’ Equity	$3,421,614	$(991,190)	$1,034,436	$2,174,304	$144,205	$58,598	$14,380	$5,995	$980,886

UNITED AUTO GROUP, INC.

Condensed Consolidating Balance Sheet

(Unaudited)
December 31, 2003

					Non-Wholly Owned Guarantor
					Subsidiaries

							UAG
						UAG	Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Cash and cash equivalents	$13,439	$—	$6,571	$—	$1,246	$644	$85	$4,893
Accounts receivable, net	342,446	(27,497)	27,497	237,509	11,460	5,821	1,538	86,118
Inventories	1,166,756	—	—	790,169	26,360	25,331	6,320	318,576
Other current assets	43,090	—	581	23,757	894	14	3	17,841

Total current assets	1,565,731	(27,497)	34,649	1,051,435	39,960	31,810	7,946	427,428
Property and equipment, net	368,504	—	4,235	232,688	23,926	3,587	1,926	102,142
Intangible assets	1,085,034	—	—	771,858	68,281	20,738	3,722	220,435
Other assets	89,968	(740,163)	797,530	26,227	2	302	—	6,070
Assets from discontinued operations	27,944	—	—	27,944	—	—	—	—

Total Assets	$3,137,181	$(767,660)	$836,414	$2,110,152	$132,169	$56,437	$13,594	$756,075

Floor plan notes payable	$1,122,065	$—	$—	$773,865	$29,052	$23,929	$5,926	$289,293
Accounts payable	162,404	—	5,036	66,449	3,635	1,946	211	85,127
Accrued expenses	184,694	(27,497)	2,966	83,856	20,657	9,129	1,581	94,002
Current portion of long-term debt	8,574	—	—	1,460	—	—	—	7,114

Total current liabilities	1,477,737	(27,497)	8,002	925,630	53,344	35,004	7,718	475,536
Long-term debt	643,145	—	—	418,067	75,882	21,361	3,842	123,993
Other long-term liabilities	168,111	—	—	149,725	10,591	1,308	2,570	3,917
Liabilities from discontinued operations	19,776	—	—	19,776	—	—	—	—

Total Liabilities	2,308,769	(27,497)	8,002	1,513,198	139,817	57,673	14,130	603,446
Total Stockholders’ Equity	828,412	(740,163)	828,412	596,954	(7,648)	(1,236)	(536)	152,629

Total Liabilities and Stockholders’ Equity	$3,137,181	$(767,660)	$836,414	$2,110,152	$132,169	$56,437	$13,594	$756,075

UNITED AUTO GROUP, INC.

Condensed Consolidating Statement of Income

(Unaudited)
Three Months Ended September 30, 2004

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG
						Connecticut	Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$2,687,989	$—	$—	$1,753,694	$64,424	$39,429	$12,928	$7,200	$810,314
Cost of sales	2,308,273	—	—	1,508,801	53,516	33,421	11,287	6,177	695,071

Gross profit	379,716	—	—	244,893	10,908	6,008	1,641	1,023	115,243
Selling, general, and administrative expenses	296,595	—	3,844	197,800	8,893	4,690	1,370	672	79,326
Depreciation and amortization	14,686	—	183	6,215	526	129	52	23	7,558

Operating income (loss)	68,435	—	(4,027)	40,878	1,489	1,189	219	328	28,359
Floor plan interest expense	(12,261)	—	—	(8,601)	(163)	(198)	(41)	(10)	(3,248)
Other interest expense	(10,470)	—	—	(7,110)	(1,027)	(166)	(255)	(63)	(1,849)
Equity in earnings of subsidiaries	—	(58,748)	58,748	—	—	—	—	—	—
Other income	4,858	—	4,858	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	50,562	(58,748)	59,579	25,167	299	825	(77)	255	23,262
Minority interests	(676)	—	—	(219)	(19)	(103)	—	(48)	(287)
Income taxes	(17,393)	22,148	(22,461)	(9,501)	(113)	(311)	29	(96)	(7,088)

Income (loss) from continuing operations	32,493	(36,600)	37,118	15,447	167	411	(48)	111	15,887
Loss from discontinued operations, net of tax	(128)	—	—	(128)	—	—	—	—	—

Net income (loss)	$32,365	$(36,600)	$37,118	$15,319	$167	$411	$(48)	$111	$15,887

UNITED AUTO GROUP, INC.

Condensed Consolidating Statement of Income

(Unaudited)
Three Months Ended September 30, 2003

					Non-Wholly Owned Guarantor
					Subsidiaries

							UAG
						UAG	Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$2,313,996	$—	$—	$1,644,325	$63,261	$41,393	$13,298	$551,719
Cost of sales	1,981,820	—	—	1,404,821	53,020	34,923	11,605	477,451

Gross profit	332,176	—	—	239,504	10,241	6,470	1,693	74,268
Selling, general, and administrative expenses	258,878	—	3,317	184,116	7,329	4,739	1,370	58,007
Depreciation and amortization	8,106	—	234	5,875	127	110	48	1,712

Operating income (loss)	65,192	—	(3,551)	49,513	2,785	1,621	275	14,549
Floor plan interest expense	(11,053)	—	—	(8,909)	(133)	(145)	(25)	(1,841)
Other interest expense	(11,114)	—	—	(7,705)	(627)	(180)	(32)	(2,570)
Equity in earnings of subsidiaries	—	(54,722)	54,722	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	43,025	(54,722)	51,171	32,899	2,025	1,296	218	10,138
Minority interests	(655)	—	—	(299)	(117)	(150)	(75)	(14)
Income taxes	(16,995)	23,147	(21,645)	(13,965)	(857)	(548)	(92)	(3,035)

Income (loss) from continuing operations	25,375	(31,575)	29,526	18,635	1,051	598	51	7,089
Income (loss) from discontinued operations, net of tax	(120)	—	1,970	(1,330)	—	—	—	(760)

Net income (loss)	$25,255	$(31,575)	$31,496	$17,305	$1,051	$598	$51	$6,329

UNITED AUTO GROUP, INC.

Condensed Consolidating Statement of Income

(Unaudited)
Nine Months Ended September 30, 2004

					Non-Wholly Owned Guarantor Subsidiaries

							UAG
						UAG	Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$7,464,775	$—	$—	$4,875,660	$187,358	$119,722	$40,014	$7,200	$2,234,821
Cost of sales	6,388,234	—	—	4,167,396	155,419	101,206	35,094	6,177	1,922,942

Gross profit	1,076,541	—	—	708,264	31,939	18,516	4,920	1,023	311,879
Selling, general, and administrative expenses	848,432	—	10,146	565,345	25,484	14,152	4,097	672	228,536
Depreciation and amortization	32,609	—	741	17,761	1,178	372	154	23	12,380

Operating income (loss)	195,500	—	(10,887)	125,158	5,277	3,992	669	328	70,963
Floor plan interest expense	(36,766)	—	—	(27,168)	(520)	(504)	(114)	(10)	(8,450)
Other interest expense	(31,287)	—	—	(20,465)	(2,441)	(498)	(765)	(63)	(7,055)
Equity in earnings of subsidiaries	—	(146,072)	146,072	—	—	—	—	—	—
Other income	11,469	—	11,469	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	138,916	(146,072)	146,654	77,525	2,316	2,990	(210)	255	55,458
Minority interests	(1,504)	—	—	(696)	(128)	(339)	—	(48)	(293)
Income taxes	(51,674)	62,640	(62,473)	(32,680)	(1,039)	(1,294)	68	(96)	(16,800)

Income (loss) from continuing operations	85,738	(83,432)	84,181	44,149	1,149	1,357	(142)	111	38,365
Loss from discontinued operations, net of tax	(166)	—	—	(166)	—	—	—	—	—

Net income (loss)	$85,572	$(83,432)	$84,181	$43,983	$1,149	$1,357	$(142)	$111	$38,365

UNITED AUTO GROUP, INC.

Condensed Consolidating Statement of Income

(Unaudited)
Nine Months Ended September 30, 2003

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$6,359,279	$—	$—	$4,572,272	$169,147	$117,694	$40,913	$1,459,253
Cost of sales	5,439,118	—	—	3,900,739	142,146	99,505	35,743	1,260,985

Gross profit	920,161	—	—	671,533	27,001	18,189	5,170	198,268
Selling, general, and administrative expenses	722,140	—	9,333	519,292	19,570	13,456	4,101	156,388
Depreciation and amortization	22,644	—	516	16,642	296	335	107	4,748

Operating income (loss)	175,377	—	(9,849)	135,599	7,135	4,398	962	37,132
Floor plan interest expense	(31,201)	—	—	(25,155)	(400)	(512)	(95)	(5,039)
Other interest expense	(32,206)	—	—	(22,725)	(1,806)	(540)	(97)	(7,038)
Equity in earnings of subsidiaries	—	(150,949)	150,949	—	—	—	—	—

Income (loss) from continuing operations before minority interests, income taxes and cumulative effect of accounting change	111,970	(150,949)	141,100	87,719	4,929	3,346	770	25,055
Minority interests	(1,706)	—	—	(936)	(284)	(386)	(75)	(25)
Income taxes	(44,231)	63,851	(59,685)	(37,080)	(2,085)	(1,415)	(326)	(7,491)

Income (loss) from continuing operations before cumulative effect of accounting change	66,033	(87,098)	81,415	49,703	2,560	1,545	369	17,539
Income (loss) from discontinued operations, net of tax	(123)	—	1,970	(731)	—	—	—	(1,362)

Income (loss) before cumulative effect of accounting change, net of tax	65,910	(87,098)	83,385	48,972	2,560	1,545	369	16,177
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(3,014)	—	—	(44)	—

Net income (loss)	$62,852	$(87,098)	$83,385	$45,958	$2,560	$1,545	$325	$16,177

UNITED AUTO GROUP, INC.

Condensed Consolidating Statement of Cash Flows

(Unaudited)
Nine Months Ended September 30, 2004

					Non-Wholly Owned Guarantor Subsidiaries

							UAG
						UAG	Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Net cash from operating activities	$119,383	$—	$(15,773)	$73,999	$4,392	$1,843	$263	$489	$54,170

Investing Activities:
Purchase of equipment and improvements	(150,002)	—	(447)	(61,029)	(18,438)	(1,004)	(81)	(3,591)	(65,412)
Proceeds from sale — leaseback transactions	43,941	—	—	43,941	—	—	—	—	—
Dealership acquisitions, net	(167,932)	—	—	(117,764)	—	—	—	—	(50,168)
Proceeds from sale of investments	13,566	—	13,566	—	—	—	—	—	—

Net cash from investing activities	(260,427)	—	13,119	(134,852)	(18,438)	(1,004)	(81)	(3,591)	(115,580)

Financing Activities:
Net borrowings (repayments) of long-term debt	22,779	—	(114,631)	101,975	18,671	—	—	3,032	13,732
Proceeds from issuance of common stock	127,969	—	127,969	—	—	—	—	—	—
Distributions from (to) parent	—	—	—	(48,998)	(5,871)	(1,131)	(126)	70	56,056
Dividends	(13,338)	—	(13,338)	—	—	—	—	—	—

Net cash from financing activities	137,410	—	—	52,977	12,800	(1,131)	(126)	3,102	69,788

Net cash from discontinued operations	7,876	—	—	7,876	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	4,242	—	(2,654)	—	(1,246)	(292)	56	—	8,378
Cash and cash equivalents, beginning of period	13,439	—	6,571	—	1,246	644	85	—	4,893

Cash and cash equivalents, end of period	$17,681	$—	$3,917	$—	$—	$352	$141	$—	$13,271

UNITED AUTO GROUP, INC.

Condensed Consolidating Statement of Cash Flows

(Unaudited)
Nine Months Ended September 30, 2003

					Non-Wholly Owned Guarantor
					Subsidiaries

							UAG
						UAG	Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Net cash from operating activities	$82,404	$—	$8,421	$13,619	$6,770	$2,475	$1,314	$49,805

Investing Activities:
Purchase of equipment and improvements	(137,408)	—	(171)	(65,587)	(10,322)	(789)	(1,426)	(59,113)
Proceeds from sale — leaseback transactions	12,443	—	—	12,443	—	—	—	—
Dealership acquisitions, net	(99,496)	—	—	(76,795)	—	—	—	(22,701)

Net cash from investing activities	(224,461)	—	(171)	(129,939)	(10,322)	(789)	(1,426)	(81,814)

Financing Activities:
Net borrowings of long-term debt	111,531	—	(6,195)	77,679	8,047	—	—	32,000
Proceeds from issuance of common stock	6,195	—	6,195	—	—	—	—	—
Distributions from (to) parent	—	—	—	6,108	(4,495)	(1,725)	112	—
Dividends	—	—	—	—	—	—	—	—

Net cash from financing activities	117,726	—	—	83,787	3,552	(1,725)	112	32,000

Net cash from discontinued operations	24,789	—	—	23,714	—	—	—	1,075

Net increase in cash and cash equivalents	458	—	8,250	(8,819)	—	(39)	—	1,066
Cash and cash equivalents, beginning of period	9,844	—	—	9,110	—	454	—	280

Cash and cash equivalents, end of period	$10,302	$—	$8,250	$291	$—	$415	$—	$1,346

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward looking statements as a result of various factors. See “Forward Looking Statements.”

Overview

      We are the second largest automotive retailer in the United States as measured by total revenues. As of September 30, 2004, we owned and operated 145 franchises in the United States and 101 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale of higher margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

      Third quarter 2004 results include a $4.9 million ($3.1 million after tax), or $0.07 per share, gain resulting from the sale of an investment, an $8.4 million ($5.3 million after tax), or $0.11 per share, gain resulting from a refund of UK consumption taxes, and a $1.4 million, or $0.03 per share, reduction of income tax expense resulting from a revision of our estimated annual effective tax rate. These gains were offset in part by non-cash charges aggregating to $7.8 million ($4.9 million after tax), or $0.11 per share, principally in connection with the planned relocation of certain UK franchises as part of our ongoing facility enhancement program. Nine month 2004 results include an $11.5 million ($7.2 million after tax), or $0.16 per share, gain resulting from the sale of an investment. Prior year results include the effect of $5.0 million after tax, or $0.12 per share, of non-recurring charges.

      New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer automobile leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and accessories, as well as from fees for placing third-party finance and lease contracts. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts, the sale of aftermarket accessories and collision repairs.

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

      The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealerships, and the success of our international operations. See “Forward Looking Statements.”

Critical Accounting Policies and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgment. Such judgments influence the reported amounts of the assets, liabilities, revenues and expenses in the Company’s consolidated condensed financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management may determine that modifications in assumptions and estimates are required, which may result in a material change in our future results of operations or financial position as reported in the condensed consolidated financial statements.

      Following is a summary of the accounting policies applied in the preparation of our consolidated condensed financial statements that management believes are most dependent upon the use of estimates and assumptions.

Revenue Recognition

Vehicle, Parts and Service Sales

      We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of the sales price at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as earned and accordance with the manufacturer program rules.

Finance and Insurance Sales

      We arrange financing for customers through various financial institutions and receive a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. We also receive commissions from the sale of various third-party insurance products to customers, including credit, life, and health insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. We are not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to commissions is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of chargeback exposure is based on our historical chargeback experience arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total Retail Data

			2004 vs. 2003

	2004	2003	Change	% Change

Total retail unit sales	73,887	70,541	3,346	4.7%
Total same store retail unit sales	67,727	69,617	(1,890)	(2.7)%
Total retail sales revenue	$2,459.6	$2,151.0	$308.6	14.3%
Total same store retail sales revenue	$2,196.8	$2,118.3	$78.5	3.7%
Total retail gross profit	$380.7	$330.8	$49.9	15.1%
Total same store retail gross profit	$337.0	$325.4	$11.6	3.6%
Total retail gross margin	15.5%	15.4%	0.1%	0.6%
Total same store retail gross margin	15.3%	15.4%	(0.1)%	(0.6)%

Units

      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 3,346 units, or 4.7%, from 2003 to 2004. The increase is due to a 5,236 unit increase from net dealership acquisitions during the period, offset by a 1,890 unit, or 2.7%, decrease in same store retail unit sales. The same store decrease is due primarily to lower new and used unit sales at our volume foreign and domestic brand dealerships.

Revenues

      Retail sales revenue increased $308.6 million, or 14.3%, from 2003 to 2004. The increase is due to a $78.5 million, or 3.7%, increase in same store revenues coupled with a $230.1 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a $1,402, or 4.8%, increase in average new vehicle revenue per unit, which increased revenue by $65.6 million, (2) a $1,800, or 8.5%, increase in average used vehicle revenue per unit, which increased revenue by $41.1 million, (3) a $23.0 million, or 10.7%, increase in service and parts revenues, all partially offset by the 2.7% decrease in retail unit sales which decreased revenue by $51.1 million and a $2, or 0.3%, decrease in average finance and insurance revenue per unit, which decreased revenue by $0.1 million.

Gross Profit

      Retail gross profit increased $49.9 million, or 15.1%, from 2003 to 2004. The increase is due to an $11.6 million, or 3.6%, increase in same store retail gross profit coupled with a $38.3 million increase from net dealership acquisitions during the period. The same store retail gross profit increase is due to (1) a $118, or 5.0%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $5.5 million, (2) an $88, or 4.5%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $2.0 million, (3) a $9.9 million, or 8.7%, increase in service and parts gross profit, offset by (1) the 2.7% decrease in retail unit sales which decreased retail gross profit by $5.7 million and (2) a 0.3% decrease in average finance and insurance revenue per unit which decreased retail gross profit by $0.1 million.

New Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

New retail unit sales	50,099	47,486	2,613	5.5%
Same store new retail unit sales	45,986	46,799	(813)	(1.7)%
New retail sales revenue	$1,567.7	$1,388.1	$179.6	12.9%
Same store new retail sales revenue	$1,406.9	$1,366.2	$40.7	3.0%
New retail sales revenue per unit	$31,292	$29,233	$2,059	7.0%
Same store new retail sales revenue per unit	$30,595	$29,193	$1,402	4.8%
Gross profit — new	$131.8	$113.2	$18.6	16.4%
Same store gross profit — new	$114.3	$110.8	$3.5	3.2%
Average gross profit per new vehicle retailed	$2,630	$2,383	$247	10.3%
Same store average gross profit per new vehicle retailed	$2,486	$2,368	$118	5.0%
Gross margin % — new	8.4%	8.2%	0.2%	2.4%
Same store gross margin % — new	8.1%	8.1%	0.0%	0.0%

Units

      Retail unit sales of new vehicles increased 2,613 units, or 5.5%, from 2003 to 2004. The increase is due to a 3,426 unit increase from net dealership acquisitions during the period, offset by an 813 unit, or 1.7%, decrease in same store retail unit sales. The same store decrease is due to a decline at our volume foreign and domestic brand dealerships, offset by growth in our luxury brands.

Revenues

      New vehicle retail sales revenue increased $179.6 million, or 12.9%, from 2003 to 2004. The increase is due to a $40.7 million, or 3.0%, increase in same store revenues coupled with a $138.9 million increase from net dealership acquisitions during the period. The same store revenue increase is due to a $1,402, or 4.8%, increase in comparative average selling prices per unit, which increased revenue by $65.6 million, offset by the 1.7% decrease in retail unit sales, which decreased revenue by $24.9 million.

Gross Profit

      Retail gross profit from new vehicle sales increased $18.6 million, or 16.4%, from 2003 to 2004. The increase is due to a $3.5 million, or 3.2%, increase in same store gross profit coupled with a $15.1 million increase from net dealership acquisitions during the period. The same store increase is due to a $118, or 5.0%, increase in average gross profit per new vehicle retailed, which increased gross profit by $5.5 million, offset by the 1.7% decrease in new retail unit sales, which decreased gross profit by $2.0 million.

Used Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

Used retail unit sales	23,788	23,055	733	3.2%
Same store used retail unit sales	21,741	22,818	(1,077)	(4.7)%
Used retail sales revenue	$566.4	$488.0	$78.4	16.1%
Same store used retail sales revenue	$497.8	$481.4	$16.4	3.4%
Used retail sales revenue per unit	$23,810	$21,168	$2,642	12.5%
Same store used retail sales revenue per unit	$22,898	$21,098	$1,800	8.5%
Gross profit — used	$49.0	$45.2	$3.8	8.4%
Same store gross profit — used	$44.4	$44.6	$(0.2)	(0.4)%
Average gross profit per used vehicle retailed	$2,061	$1,962	$99	5.1%
Same store average gross profit per used vehicle retailed	$2,044	$1,956	$88	4.5%
Gross margin % — used	8.7%	9.3%	(0.6)%	(6.5)%
Same store gross margin % — used	8.9%	9.3%	(0.4)%	(4.3)%

Units

      Retail unit sales of used vehicles increased 733 units, or 3.2%, from 2003 to 2004. The increase is due to a 1,810 unit increase from net dealership acquisitions during the period, offset by a 1,077 unit, or 4.7%, decrease in same store used retail unit sales. We believe that the same store decrease is due in part to a challenging used vehicle market in all brands in the U.S. during the third quarter of 2004 based in part on the relative affordability of new vehicles due to continued incentive spending by certain manufacturers.

Revenues

      Used vehicle retail sales revenue increased $78.4 million, or 16.1%, from 2003 to 2004. The increase is due to a $16.4 million, or 3.4%, increase in same store revenues coupled with a $62.0 million increase from net dealership acquisitions during the period. The same store revenue increase is due to a $1,800, or 8.5%, increase in comparative average selling prices per vehicle which increased revenue by $41.1 million, offset by the 4.7% decrease in retail unit sales, which decreased revenue by $24.7 million.

Gross Profit

      Retail gross profit from used vehicle sales increased $3.8 million, or 8.4%, from 2003 to 2004. The increase is due to a $4.0 million increase from net dealership acquisitions during the period, offset by a $0.2 million, or 0.4%, decrease in same store gross profit. The decrease in same store gross profit is due to the 4.7% decrease in used retail unit sales, which decreased gross profit by $2.2 million, offset by an $88, or 4.5%, increase in average gross profit per used vehicle retailed, which increased gross profit by $2.0 million.

Finance and Insurance Data

			2004 vs. 2003

	2004	2003	Change	% Change

Total retail unit sales	73,887	70,541	3,346	4.7%
Total same store retail unit sales	67,727	69,617	(1,890)	(2.7)%
Finance and insurance revenue	$59.6	$57.3	$2.3	4.0%
Same store finance and insurance revenue	$54.8	$56.4	$(1.6)	(2.9)%
Finance and insurance revenue per unit	$807	$813	$(6)	(0.7)%
Same store finance and insurance revenue per unit	$809	$811	$(2)	(0.3)%

      Finance and insurance revenue increased $2.3 million, or 4.0%, from 2003 to 2004. The increase is due to a $3.9 million increase from net dealership acquisitions during the period, offset by a $1.6 million, or 2.9%, decrease in same store revenues. The same store revenue decrease is due to the 2.7% decrease in retail unit sales, which decreased revenue by $1.5 million, and a $2, or 0.3%, decrease in comparative average finance and insurance revenue per unit, which decreased revenue by $0.1 million.

Service and Parts Data

			2004 vs. 2003

	2004	2003	Change	% Change

Service and parts revenue	$265.9	$217.5	$48.4	22.3%
Same store service and parts revenue	$237.3	$214.3	$23.0	10.7%
Gross profit	$140.3	$115.1	$25.2	21.9%
Same store gross profit	$123.5	$113.6	$9.9	8.7%
Gross margin	52.8%	52.9%	(0.1)%	(0.2)%
Same store gross margin	52.0%	53.0%	(1.0)%	(1.9)%

     Revenues

      Service and parts revenue increased $48.4 million, or 22.3%, from 2003 to 2004. The increase is due to a $23.0 million, or 10.7%, increase in same store revenues coupled with a $25.4 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of warranty programs offered by certain manufacturers and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

     Gross Profit

      Service and parts gross profit increased $25.2 million, or 21.9%, from 2003 to 2004. The increase is due to a $9.9 million, or 8.7%, increase in same store gross profit and a $15.3 million increase from net dealership acquisitions during the period.

Selling, General and Administrative

      Selling, general and administrative “SG&A” expenses increased $37.7 million, or 14.6%, from $258.9 million to $296.6 million. The aggregate increase is primarily due to an $8.0 million, or 3.1%, increase in same store SG&A coupled with a $29.7 million increase from net dealership acquisitions during the period. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 3.6% increase in retail gross profit over the prior year, coupled with increased rent and other costs, offset by a refund of U.K. consumption taxes.

      SG&A expenses decreased as a percentage of total revenue from 11.2% to 11.0% and increased as a percentage of gross profit from 77.9% to 78.1%. Excluding the refund of U.K. consumption taxes discussed above, SG&A expenses increased as a percentage of total revenue from 11.2% to 11.3% and increased as a percentage of gross profit from 77.9% to 80.3%.

Depreciation and Amortization

      Depreciation and amortization increased $6.6 million, or 81.2%, from $8.1 million to $14.7 million. The increase is due to a $6.1 million, or 75.9%, increase in same store depreciation and amortization coupled with a $0.5 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our facility improvement and expansion program, including costs related to the planned relocation of certain U.K. franchises.

Floor Plan Interest Expense

      Floor plan interest expense increased $1.2 million, or 10.9%, from $11.1 million to $12.3 million. The increase is due to a $0.3 million, or 3.2%, increase in same store floor plan interest expense coupled with a $0.9 million increase from net dealership acquisitions during the period. The same store increase is primarily due to an increase in our weighted average borrowing rate during 2004 compared to 2003, offset in part by a decrease in average floor plan notes outstanding as a result of a decrease in our vehicle inventories during 2004 compared to 2003.

Other Interest Expense

      Other interest expense decreased $0.6 million, or 5.8%, from $11.1 million to $10.5 million. The decrease is due primarily to the reduction of outstanding indebtedness with the proceeds of the March 26, 2004 sale of common stock, offset somewhat by an increase in our weighted average borrowing rate during 2004.

Other Income

      Other income of $4.9 million during the three months ended September 30, 2004 related to the sale of an investment.

Income Taxes

      Income taxes increased $0.4 million, or 2.3%, from $17.0 million to $17.4 million. The increase is due primarily to an increase in pre-tax income compared with 2003, offset by a reduction in our effective rate resulting from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total Retail Data

			2004 vs. 2003

	2004	2003	Change	% Change

Total retail unit sales	206,437	195,354	11,083	5.7%
Total same store retail unit sales	185,710	188,405	(2,695)	(1.4)%
Total retail sales revenue	$6,824.5	$5,895.1	$929.4	15.8%
Total same store retail sales revenue	$5,964.6	$5,638.5	$326.1	5.8%
Total retail gross profit	$1,075.5	$918.8	$156.7	17.1%
Total same store retail gross profit	$941.3	$878.3	$63.0	7.2%
Total retail gross margin	15.8%	15.6%	0.2%	1.3%
Total same store retail gross margin	15.8%	15.6%	0.2%	1.3%

Units

      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 11,083 units, or 5.7%, from 2003 to 2004. The increase is due to a 13,778 unit increase from net dealership acquisitions during the period, offset by a 2,695 unit, or 1.4%, decrease in same store retail unit sales. The same store decrease is due primarily to lower new and used unit sales at our volume foreign and domestic brand dealerships.

Revenues

      Retail sales revenue increased $929.4 million, or 15.8%, from 2003 to 2004. The increase is due to a $326.1 million, or 5.8%, increase in same store revenues coupled with a $603.3 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a $1,548, or 5.4%, increase in average new vehicle revenue per unit, which increased revenue by $192.9 million, (2) a $1,803, or 8.8%, increase in average used vehicle revenue per unit, which increased revenue by $115.0 million (3) an $11, or 1.2%, increase in average finance and insurance revenue per unit, which increased revenue by $2.0 million, and (4) a $72.7 million, or 12.5%, increase in service and parts revenues, all partially offset by the 1.4% decrease in retail unit sales which decreased revenue by $56.5 million.

Gross Profit

      Retail gross profit increased $156.7 million, or 17.1%, from 2003 to 2004. The increase is due to a $63.0, or 7.2%, increase in same store retail gross profit coupled with a $93.7 million increase from net dealership acquisitions during the period. The same store retail gross profit increase is due to (1) a $135, or 5.7%, increase in average gross profit per new vehicle retailed, which increased gross profit by $16.9 million, (2) a $191, or 10.0%, increase in average gross profit per used vehicle retailed, which increased gross profit by $12.2 million, (3) an $11, or 1.2%, increase in average finance and insurance revenue per unit, which increased gross profit by $2.0 million and (4) a $39.5 million, or 12.8%, increase in service and parts gross profit, all offset by the 1.4% decrease in same store retail unit sales which decreased gross profit by $7.6 million.

New Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

New retail unit sales	137,360	128,791	8,569	6.7%
Same store new retail unit sales	125,356	124,590	766	0.6%
New retail sales revenue	$4,284.7	$3,745.5	$539.2	14.4%
Same store new retail sales revenue	$3,810.3	$3,594.2	$216.1	6.0%
New retail sales revenue per unit	$31,193	$29,082	$2,111	7.3%
Same store new retail sales revenue per unit	$30,396	$28,848	$1,548	5.4%
Gross profit — new	$363.3	$311.9	$51.4	16.5%
Same Store gross profit — new	$315.7	$296.9	$18.8	6.3%
Average gross profit per new vehicle retailed	$2,645	$2,422	$223	9.2%
Same store average gross profit per new vehicle retailed	$2,518	$2,383	$135	5.7%
Gross margin % — new	8.5%	8.3%	0.2%	2.4%
Same store gross margin % — new	8.3%	8.3%	0.0%	0.0%

Units

      Retail unit sales of new vehicles increased 8,569 units, or 6.7%, from 2003 to 2004. The increase is due to a 766 unit, or 0.6%, increase in same store retail unit sales coupled with a 7,803 unit increase from net dealership acquisitions during the period. We believe that the same store increase is due in part to our favorable brand mix, which includes a concentration of foreign and luxury nameplates, offset by lower new unit sales at our domestic brand dealerships.

Revenues

      New vehicle retail sales revenue increased $539.2 million, or 14.4%, from 2003 to 2004. The increase is due to a $216.1 million, or 6.0%, increase in same store revenues coupled with a $323.2 million increase from net dealership acquisitions during the period. The same store revenue increase is due to the 0.6% increase in retail unit sales, which increased revenue by $23.2 million, coupled with a $1,548, or 5.4%, increase in comparative average selling prices per unit, which increased revenue by $192.9 million.

Gross Profit

      Retail gross profit from new vehicle sales increased $51.4 million, or 16.5%, from 2003 to 2004. The increase is due to an $18.8 million, or 6.3%, increase in same store gross profit coupled with a $32.6 million increase from net dealership acquisitions during the period. The same store retail gross profit increase is due to the 0.6% increase in new retail unit sales, which increased gross profit by $1.9 million, coupled with a $135, or 5.7%, increase in average gross profit per new vehicle retailed, which increased gross profit by $16.9 million.

Used Vehicle Data

			2004 vs. 2003

	2004	2003	Change	% Change

Used retail unit sales	69,077	66,563	2,514	3.8%
Same store used retail unit sales	60,354	63,815	(3,461)	(5.4)%
Used retail sales revenue	$1,623.1	$1,386.6	$236.5	17.1%
Same store used retail sales revenue	$1,349.6	$1,311.9	$37.7	2.9%
Used retail sales revenue per unit	$23,498	$20,831	$2,667	12.8%
Same store used retail sales revenue per unit	$22,361	$20,558	$1,803	8.8%
Gross profit — used	$144.4	$128.6	$15.8	12.3%
Same store gross profit — used	$127.2	$122.3	$4.9	4.0%
Average gross profit per used vehicle retailed	$2,091	$1,932	$159	8.2%
Same store average gross profit per used vehicle retailed	$2,107	$1,916	$191	10.0%
Gross margin % — used	8.9%	9.3%	(0.4)%	(4.3)%
Same store gross margin % — used	9.4%	9.3%	0.1%	1.1%

Units

      Retail unit sales of used vehicles increased 2,514 units, or 3.8%, from 2003 to 2004. The increase is due to a 5,975 unit increase from net dealership acquisitions during the period, offset by a 3,461 unit, or 5.4%, decrease in same store used retail unit sales. We believe that the same store decrease is due in part to a challenging used vehicle market in the U.S. during 2004 based in part on the relative affordability of new vehicles due to continued incentive spending by certain manufacturers.

Revenues

      Used vehicle retail sales revenue increased $236.5 million, or 17.1%, from 2003 to 2004. The increase is due to a $37.7 million, or 2.9%, increase in same store revenues coupled with a $198.8 million increase from net dealership acquisitions during the period. The same store revenue increase is due to a $1,803, or 8.8%, increase in comparative average selling prices per vehicle, which increased revenue by $115.0 million, offset by the 5.4% decrease in retail unit sales, which decreased revenue by $77.3 million.

Gross Profit

      Retail gross profit from used vehicle sales increased $15.8 million, or 12.3%, from 2003 to 2004. The increase is due to a $4.9 million, or 4.0%, increase in same store gross profit coupled with a $10.9 million increase from net dealership acquisitions during the period. The same store gross profit increase is due to a $191, or 10.0%, increase in average gross profit per used vehicle retailed, which increased gross profit by $12.2 million, offset by the 5.4% decrease in used retail unit sales, which decreased gross profit by $7.3 million.

Finance and Insurance Data

			2004 vs. 2003

	2004	2003	Change	% Change

Total retail unit sales	206,437	195,354	11,083	5.7%
Total same store retail unit sales	185,710	188,405	(2,695)	(1.4)%
Finance and insurance revenue	$166.0	$156.6	$9.4	6.0%
Same store finance and insurance revenue	$151.1	$151.3	$(0.2)	(0.1)%
Finance and insurance revenue per unit	$804	$801	$3	0.4%
Same store finance and insurance revenue per unit	$814	$803	$11	1.4%

      Finance and insurance revenue increased $9.4 million, or 6.0%, from 2003 to 2004. The increase is due to a $9.6 million increase from net dealership acquisitions during the period, offset by a $0.2 million, or 0.1%, decrease in same store revenues. The same store revenue decrease is due to the 1.4% decrease in retail unit sales, which decreased revenue by $2.2 million, offset by an $11, or 1.2%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $2.0 million.

Service and Parts Data

			2004 vs. 2003

	2004	2003	Change	% Change

Service and parts revenue	$750.7	$606.5	$144.2	23.8%
Same store service and parts revenue	$653.7	$581.0	$72.7	12.5%
Gross profit	$401.7	$321.7	$80.0	24.9%
Same store gross profit	$347.3	$307.8	$39.5	12.8%
Gross margin	53.5%	53.0%	0.5%	0.9%
Same store gross margin	53.1%	53.0%	0.1%	0.2%

Revenues

      Service and parts revenue increased $144.2 million, or 23.8%, from 2003 to 2004. The increase is due to a $72.7 million, or 12.5%, increase in same store revenues coupled with a $71.5 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of warranty programs offered by certain manufacturers and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit

      Service and parts gross profit increased $80.0 million, or 24.9%, from 2003 to 2004. The increase is due to a $39.5 million, or 12.8%, increase in same store gross profit coupled with a $40.5 million increase from net dealership acquisitions during the period.

Selling, General and Administrative

      Selling, general and administrative “SG&A” expenses increased $126.3 million, or 17.5%, from $722.1 million to $848.4 million. The aggregate increase is primarily due to a $51.9 million, or 7.5%, increase in same store SG&A coupled with a $74.4 million increase from net dealership acquisitions during the period. The increase in same store SG&A expenses is due in large part to; (1) a net increase in variable selling expenses, including increases in variable compensation as a result of the 7.2% increase in retail gross profit over the prior year, (2) increased rent and other costs, and (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market, partially offset by a refund of U.K. consumption taxes. 2003 SG&A includes the effect of approximately $8.3 million of non-recurring charges.

      SG&A expenses remained consistent as a percentage of total revenue at 11.4% and increased as a percentage of gross profit from 78.5% to 78.8%. Excluding the refund of U.K. consumption taxes discussed above, SG&A expenses increased as a percentage of total revenue from 11.4% to 11.5% and increased as a percentage of gross profit from 78.5% to 79.6%.

Depreciation and Amortization

      Depreciation and amortization increased $10.0 million, or 44.0%, from $22.6 million to $32.6 million. The increase is due to an $8.6 million, or 38.9%, increase in same store depreciation and amortization coupled with a $1.4 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our facility improvement and expansion program, including costs related to the planned relocation of certain U.K. franchises.

Floor Plan Interest Expense

      Floor plan interest expense increased $5.6 million, or 17.8%, from $31.2 million to $36.8 million. The increase is due to a $3.4 million, or 11.0%, increase in same store floor plan interest expense and a $2.2 million increase from net dealership acquisitions during the period. The same store increase is primarily due to an increase in our weighted average borrowing rate during 2004 compared to 2003, offset in part by a decrease in average floor plan notes outstanding as a result of a decrease in our vehicle inventories during 2004 compared to 2003.

Other Interest Expense

      Other interest expense decreased $0.9 million, or 2.9%, from $32.2 million to $31.3 million. The decrease is due primarily to the reduction of outstanding indebtedness with the proceeds of the March 26, 2004 sale of common stock, offset somewhat by an increase in our weighted average borrowing rate during 2004.

Other Income

      Other income of $11.5 million during the nine months ended September 30, 2004 related to the sale of an investment.

Income Taxes

      Income taxes increased $7.5 million, or 16.8%, from $44.2 million to $51.7 million. The increase is due primarily to an increase in pre-tax income compared with 2003, offset by a reduction in our effective rate resulting from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements (including floor plan arrangements), the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of September 30, 2004, we had working capital of $124.4 million.

      As of September 30, 2004, we had approximately $17.7 million of cash available to fund operations and future acquisitions. In addition, as of September 30, 2004, $365.7 million and £43.3 million ($78.2 million) was available for borrowing under our U.S. Credit Agreement and our U.K. Credit Agreement, respectively. As a result of the amendment to our U.S. Credit Agreement, the availability under such agreement was reduced to $271.0 million as of October 1, 2004. Availability under the U.S. Credit Agreement may be limited by a borrowing base collateral requirement and other conditions discussed below. Borrowings under the U.S. Credit Agreement used to finance the cost of acquisitions and capital construction projects will typically increase tangible assets, allowing the Company to access borrowing capacity which might not be available due to the base collateral limitation.

      We paid a cash dividend on our common stock on September 1, 2004 in the amount of ten cents per share. On October 26, 2004, we declared a cash dividend on our common stock in the amount of eleven cents per share payable on December 1, 2004 to shareholders of record on November 10, 2004. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

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

Inventory Financing

      We finance the majority of our new and a portion of our used vehicle inventory under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the new and used vehicles we have financed. In the U.K., we pay interest only for 90 to 180 days, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under the U.K. Credit Agreement. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $1,090.5 million as of September 30, 2004, of which $284.7 million related to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement

      We are party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”), which provides for up to $600.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50.0 million of availability for letters of credit, through September 30, 2007. The revolving loans bear interest between LIBOR plus 2.60% and LIBOR plus 3.75%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified tests and ratios as defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Upon the occurrence of an event of default, we could be required to immediately repay the amounts outstanding under the Credit Agreement. Availability under the revolving portion of the U.S. Credit Agreement is subject to a collateral-based borrowing limitation, which is determined based on allowable domestic tangible assets. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $324.8 million and $34.5 million, respectively and we were in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement

      Our subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65.0 million in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Loans under the U.K. Credit Agreement bear interest between LIBOR plus 0.85% and LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15.0 million. Term loan capacity under the U.K. Credit Agreement was originally £10.0 million, which is reduced by £2.0 million every six months. As of September 30, 2004, term loan capacity under the U.K. Credit Agreement amounted to £6.0 million. The remaining £55.0 million of revolving loans mature on March 31, 2007. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests as defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements in the U.K. are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of September 30, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £25.8 million ($46.6 million) and we were in compliance with all financial covenants under the U.K. Credit Agreement.

Senior Subordinated Notes

      We have outstanding $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. In addition, we are allowed to redeem up to 35% of the Notes with the net cash proceeds from specified public equity offerings until March 2005. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of September 30, 2004 we were in compliance with all negative covenants and there were no events of default.

Interest Rate Swaps

      During January 2000, we entered into a swap agreement of five years duration pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended, pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, we terminated a swap agreement pursuant to which a notional $350.0 million of our U.S. floating rate debt had been exchanged for fixed rate debt. These swaps were designated as cash flow hedges of future interest payments of our LIBOR based U.S. floor plan borrowings. The fair value of the swap upon termination was not significant.

Other Financing Arrangements

      In the past, we have entered into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and leasehold improvements to a third-party and agree to lease those assets back for a certain period of time. We believe we will continue to finance certain of these types of transactions in this fashion in the future. Commitments under such leases are included in the table of contractual payment obligations below.

Capital Transaction

      On March 26, 2004, we sold an aggregate of 4,050,000 shares of our common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119.4 million, or $29.49 per share. The proceeds of the sale were used for general corporate purposes, which included reducing outstanding indebtedness under our credit agreements.

Cash Flows

      Cash and cash equivalents increased by $4.2 million and $0.5 million during the nine months ended September 30, 2004 and 2003, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities

      Cash provided by operating activities was $119.4 million and $82.4 million during the nine months ended September 30, 2004 and 2003, respectively. Cash flows from operating activities include net income adjusted for non-cash items, non-operating items and the effects of changes in working capital.

Cash Flows from Investing Activities

      Cash used in investing activities was $260.4 million and $224.5 million during the nine months ended September 30, 2004 and 2003, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $150.0 million and $137.4 million during the nine months ended September 30, 2004 and 2003, respectively. Capital investments relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $43.9 million and $12.4 million during the nine months ended September 30, 2004 and 2003, respectively. Cash used in business acquisitions, net of cash acquired, was $167.9 million and $99.5 million for the nine months ended September 30, 2004 and 2003, respectively. Cash flows from investing activities include $13.6 million of proceeds received from the sale of an investment during the nine months ended September 30, 2004.

Cash Flows from Financing Activities

      Cash provided by financing activities was $137.4 million and $117.7 million for the nine months ended September 30, 2004 and 2003, respectively. Cash flows from financing activities include net borrowings or repayments of long-term debt, proceeds from issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. During the nine months ended September 30, 2004 and 2003, we received proceeds of $128.0 million and $6.2 million, respectively from the issuance of common stock. We had net borrowings of long-term debt of $22.8 million and $111.5 million during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we paid $13.3 million of cash dividends to our shareholders.

Contractual Payment Obligations

      The table below sets forth our best estimates as to the amounts and timing of future payments for our most significant contractual obligations as of December 31, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including, acquisitions, divestitures, entering into new operating lease agreements, the amount of borrowings under our credit agreements and floor plan arrangements and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

	Payments due in

	Total	2004	2005	2006	2007	2008	Thereafter

	(In millions)
Floorplan Notes Payable (A)	$1,138.5	$1,138.5	$—	$—	$—	$—	$—
U.S. Credit Agreement (B)	312.0	—	312.0	—	—	—	—
U.K. Credit Agreement	35.2	—	—	—	35.2	—	—
9.625% Senior Subordinated Notes	300.0	—	—	—	—	—	300.0
Other Debt	4.8	1.5	1.0	0.9	0.5	0.2	0.7
Operating Lease Commitments	1,434.6	113.7	110.4	106.1	102.7	100.4	901.3
Deferred Acquisition Payments	25.5	9.2	8.2	8.1	—	—	—
Termination Costs	13.4	7.7	5.7	—	—	—	—

	$3,264.0	$1,277.7	$444.4	$136.1	$103.2	$100.6	$1,202.0

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements.

(B)	Commitments under letters of credit expire concurrently with the expiration of our credit agreements.

      We expect that the amounts above will be funded through cash flow from operations. In the case of balloon payments at the end of the term of our debt instruments, we expect to be able to refinance such instruments in the normal course of business.

Commitments

      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of September 30, 2004, the maximum of future cumulative cash payments we may be required to make in connection with the put option amounted to $2.6 million.

      We have entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of the formation of the joint venture agreement in accordance with the terms of the agreement. Pursuant to this arrangement, we have entered into a joint venture agreement with respect to the Honda of Mentor dealership. We are required to repurchase our partners’ interest in this joint venture in July 2008. We expect this payment to be approximately $2.7 million.

Related Party Transactions

Stockholders Agreement

      Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning about 41% of our outstanding stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 15% of our outstanding common stock. Mitsui,

Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement. Under the stockholders agreement, the Penske affiliated companies agreed to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties or when either party no longer owns any of our common stock.

Other Related Party Interests

      James A. Hislop, one of our directors, is the President, Chief Executive Officer and a managing member of Penske Capital Partners, a director of Penske Corporation and a managing director of Transportation Resource Partners, an organization affiliated with Roger S. Penske which undertakes investments in transportation related industries. Mr. Penske also is a managing member of Penske Capital Partners. Richard J. Peters, one of our directors, is a director of Penske Corporation and a managing director of Transportation Resource Partners. Robert H. Kurnick, Jr., our Executive Vice President and General Counsel, is also the President and a director of Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.

Mitsui Transaction

      On March 26, 2004, we sold an aggregate of 4,050,000 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $29.49 per share. The proceeds of the sale were used for general corporate purposes which included reducing outstanding indebtedness under the Company’s credit agreements.

Other Transactions

      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and Automotive Group Realty II, LLC (together “AGR”), wholly-owned subsidiaries of Penske Corporation. From time to time we may sell AGR real property and improvements which are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price which is either independently confirmed by a third party appraiser or at the price for which we purchased the property from an independent third party.

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

Joint Ventures

      From time to time we enter into joint venture arrangements in the ordinary course of business, pursuant to which we acquire dealerships together with other investors. We may also provide these subsidiaries with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2004 our joint ventures are as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.5	%(A)
Edison, New Jersey	Ferrari	70.0%
Tysons Corner, Virginia	Mercedes-Benz, Audi, Porsche	90.0	%(B)
Mentor, Ohio	Honda	70.0%
Munich, Germany	BMW	50.0%
Frankfurt, Germany	Lexus, Toyota	50.0%
Hamburg and Bremen, Germany	Ferrari, Maserati, Aston Martin, Rolls-Royce, Bently and Lamborghini	75.0%
Mexico	Toyota	48.7%
Mexico	Toyota	45.0%
Brazil	Chevrolet, Honda, Lexus	90.6	%(C)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”) owns a 7.5% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(C)	Roger S. Penske, Jr. owns a 4.7% interest in this joint venture.

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

Seasonality

      Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to severe winters. The greatest U.S. seasonalities exist with the dealerships we operate in northeastern and upper mid-western states, for which the second and third quarters are the strongest with respect to vehicle-related sales. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year, due primarily to vehicle registration practices in the U.K. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.

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

Forward Looking Statements

      This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements may include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

•	our future financial performance;

•	future acquisitions;

•	future capital expenditures;

•	our ability to obtain cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy in the various countries in which we operate dealerships;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity;

•	interest rates;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.

      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	automobile manufacturers exercise significant control over our operations and we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions or successfully integrate acquisitions, we may not be able to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers may impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our overseas operations subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.

      Furthermore,

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of

September 30, 2004, a 100 basis point change in interest rates would result in an approximate $3.7 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or prime rate. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for 5.86% fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments, a 100 basis point change in interest rates would result in an approximate $8.7 million change to our annual interest expense.

      Interest rate fluctuations affect the fair market value of our fixed rate debt, including the Notes and certain seller financed promissory notes, but, with respect to such fixed rate instruments, do not impact our earnings or cash flows.

      Foreign Currency Exchange Rates. As of September 30, 2004, the Company has invested in franchised dealership operations in the U.K., Germany, Brazil and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, the Company would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on the Company’s earnings and cash flows.

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

      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the third quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. In addition, we maintain internal controls designed to provide the Company with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our third quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

      From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. We are a party to several class action lawsuits. As of September 30, 2004, we are not a party to any legal proceedings, including the class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

10.1	Second Amended and Restated Credit Agreement dated as of September 8, 2004 among United Auto Group, Inc., DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.1 to our September 8, 2004 Form 8-K)
10.2	Second Amended and Restated Security Agreement dated as of September 8, 2004 among United Auto Group, Inc., DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K)
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

1. July 28, 2004, reporting under Items 7 and 12 its second quarter financial results and other information.

2. July 23, 2004, reporting under Items 5 and 7 the anticipated payment of a dividend in the amount of $0.10 per share on September 1, 2004 to holders of record as of August 9, 2004.

3. September 8, 2004 reporting under items 1.01, 2.03 and 9.01 the amendment and restatement of its U.S. credit agreement

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ ROGER S. PENSKE

Roger S. Penske
Chief Executive Officer

Date: November 9, 2004

By:	/s/ JAMES R. DAVIDSON

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

Date: November 9, 2004

EXHIBIT INDEX

Exhibits
Number:	Description

10.1	Second Amended and Restated Credit Agreement dated as of September 8, 2004 among United Auto Group, Inc., DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.1 to our September 8, 2004 Form 8-K)
10.2	Second Amended and Restated Security Agreement dated as of September 8, 2004 among United Auto Group, Inc., DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K)
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002