Form 10-K
period 2004-12-31
UNITED AUTO GROUP INC
filed 2005-03-15
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number 1-12297
United Auto Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3086739 (I.R.S. Employer Identification No.)

2555 Telegraph Road Bloomfield Hills, Michigan (Address of principal executive offices)	48302-0954 (Zip Code)
Registrant’s telephone number, including area code (248) 648-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Voting Common Stock, par value $0.0001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑     No ☐
          The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2004 was $598,414,686.
          As of March 1, 2005, there were 46,534,033 shares of voting common stock outstanding.
Documents Incorporated by Reference
          Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2005 Annual Meeting of the Stockholders to be held April 14, 2005 are incorporated by reference into Part III, Items 10-14.

Items		Page

PART I
1.	Business	1
2.	Properties	17
3.	Legal Proceedings	17
4.	Submission of Matters to a Vote of Security Holders	17
PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
6.	Selected Financial Data	19
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
7A.	Quantitative and Qualitative Disclosures about Market Risk	36
8.	Financial Statements and Supplementary Data	36
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
9A.	Controls and Procedures	37
9B.	Other Information	37
PART III
10.	Directors and Executive Officers of the Registrant	38
11.	Executive Compensation	38
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
13.	Certain Relationships and Related Transactions	38
14.	Principal Accountant Fees and Services	38
PART IV
15.	Exhibits and Financial Statement Schedules	39
Second Supplemental Indenture dated as of July 12, 2004
Third Supplemental Indenture dated as of January 5, 2004
Letter Agreement dated August 3, 1999
Letter Agreement dated August 2, 2000
Quarterly Bonus Criteria for James R. Davidson
Subsidiary List
Consent of Deloite & Touche LLP
Consent of KPMG Audit Plc
Rule 13a-14(a)/15(d)-14(a) Certifications
Section 1350 Certifications
Risk Factors

i

PART I

Item 1.	Business
      We are the second largest automotive retailer in the United States as measured by total revenues and have the highest concentration of revenues from foreign and luxury brands among the publicly-traded automotive retailers. As of March 1, 2005, we owned and operated 152 franchises in the United States and 101 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands, with 83% of our revenues in 2004 generated from the combined sales of foreign and luxury brands such as Toyota, Honda, BMW, Lexus and Mercedes with luxury brands representing 53% of our revenues. In addition to selling new and used vehicles, we offer a full range of maintenance and repair services, and we facilitate the sale of third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
      We benefit from our diversified revenue stream, which we believe helps to mitigate the historical cyclicality found in some other automotive sectors. Revenues from higher margin service and parts sales are typically less cyclical than retail vehicle sales, and constitute the largest part of our gross profit. The following graphic shows the percentage of our revenues by product area along with their respective contribution to our overall gross profit:

Revenue Mix	Gross Profit Mix

Business Strategy
      Our strategy is to sell and service the finest automotive brands in premium facilities. We believe offering our customers superior customer service in a premium location fosters a long-term relationship, which helps generate repeat and referral business, particularly in our higher-margin service and parts business. We believe our focus on developing a loyal customer base has helped to increase our profitability and generate additional service and parts sales. In addition, our national dealership base and international presence allows us to achieve cost savings and implement best practices, while also providing access to a broad base of potential acquisitions.
     Offer Outstanding Brands in World Class Facilities
      We have the highest concentration of revenues from foreign and luxury brands among the publicly-traded automotive retailers. We believe our brand mix will allow us to continue to improve same-store sales and gross profits, as we believe luxury and foreign brands will continue to increase market share.

      The following chart demonstrates our total revenue by brand:
      We sell and service these brands in our world-class facilities. We believe offering these outstanding brands in world-class facilities drives repeat and referral business, particularly in our higher margin service and parts operations. Where advantageous, we attempt to aggregate our dealerships in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of our brands at the location. This strategy also offers the potential of reduced personnel expenses, consolidated advertising and administrative expenses and the leveraging of additional operating expenses over a larger base of dealerships.
      The following is a list of our larger dealership campuses:

Location	Square Feet	Franchises

North Scottsdale, Arizona	450,000	Acura, Audi, BMW, Jaguar, Land Rover, Lincoln Mercury, MINI, Porsche, Volkswagen, Volvo
Scottsdale, Arizona	132,085	Aston Martin, Audi, Bentley, Ferrari, Jaguar, Land Rover, Lexus, Maserati, Rolls-Royce
San Diego, California	300,000	BMW, Lexus, Maybach, Mercedes-Benz, Scion, Toyota,
Fayetteville, Arkansas	122,000	Acura, Chevrolet, Honda, HUMMER, Scion, Toyota
Tyson’s Corner, Virginia	191,000	Audi, Aston Martin, Maybach, Mercedes-Benz, Porsche
Inskip, Rhode Island*	319,000	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Maserati, Mercedes-Benz, Porsche, Volvo
Turnersville, New Jersey*	210,000	Acura, BMW, Chevrolet, Honda, Hyundai, Maserati, Nissan, Scion, Toyota

*	Currently in process of renovation
      Our Scottsdale 101 Auto Mall, the nation’s largest premium luxury automobile shopping destination, features ten separate showrooms and franchises with over 450,000 square feet of facilities. Typically, customers may choose from an inventory of over 1,500 new and used vehicles, and have access to approximately 250 service bays with service capacity of approximately 1,000 vehicles per day. It also features an on/off road test course where customers may experience the uniqueness of the brands offered. We will continue to evaluate other opportunities to aggregate our facilities to reap the benefits of a destination location.
     Expand Revenues at Existing Locations and Grow Higher Margin Businesses.
      We aim to grow our business through increasing same-store sales at existing dealerships and by acquiring dealerships with high growth automotive brands in highly concentrated or rapidly growing demographic areas. We also focus particularly on developing our higher margin businesses: finance, insurance and other products, service and parts sales and collision repair.
      Same-Store Sales. We believe our emphasis on improving customer service and upgrading our facilities will result in continued increases in same-store sales. We generally offer premium showrooms and displays and have recently added service bays and modernized many of our facilities. We believe these factors have helped to generate 2004 same-store retail revenue increases of 5.7% for new vehicles, 4.0% for used vehicles, 7.9% for finance and insurance and 12.1% for service and parts.
      Targeted Acquisitions. As of December 31, 2004, approximately 93% of the U.S. automotive retail market remained unconsolidated. We believe that attractive acquisition opportunities exist both in the U.S. and abroad for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. We seek to acquire dealerships with strategic geographic locations and significant earnings growth potential. We focus both on larger dealership operations that will benefit from our management assistance, manufacturer relations and scale of operations, as well as individual dealerships that can be effectively integrated into our existing operations.
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
      Service and Parts and Collision Repair. In 2004, we added numerous service bays across our dealerships in an effort to expand this higher-margin segment of our business. Unlike independent service shops, our dealerships perform manufacturer warranty work which, because it is paid for by the manufacturer, is a more dependable source of repeat business. To increase this business, our dealerships track maintenance records of customers and contact them regarding dealership promotions and maintenance schedules. Warranty work accounts for approximately 25% of our service and parts revenue, with the balance being customer-pay work. We believe that our brand-mix, superior customer service and world-class facilities each contribute to the high level of customer-pay work.
      We also own 40 collision repair centers. As each of these is operated as an integral part of our dealership operations, the repair centers benefit from the dealerships’ repeat and referral business.
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
      The quality of customer service provided by our dealerships’ sales and service departments is measured by customer satisfaction index (“CSI”) scores, which are derived from data accumulated by manufacturers through individual customer surveys. We rely on this data to track the performance of dealership operations and use it as a factor in determining the compensation of general managers and sales and service personnel in our dealerships. The majority of our dealerships exceeded manufacturer CSI metrics in 2004.

     Maintain Diversified Revenue Stream and Variable Cost Structure.
      We believe that our diversified revenue mix may mitigate the historical cyclicality of new vehicle sales. In addition, our variable cost structure affords us flexibility in responding to economic cycles. We believe that demand for our higher margin service and parts businesses is less affected by economic cycles than demand for new vehicles, as consumers are likely to continue to purchase used vehicles and service their vehicles in spite of difficult economic times. Our dealership operations are also diversified both in terms of the brands of vehicles they offer and geographic location, including internationally, as we operate 101 dealerships abroad, predominately in the United Kingdom.
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
     Leverage Scale and Implement “Best Practices”.
      As one of the nation’s largest automotive retailers, we aim to eliminate redundant operating costs, such as marketing, supply and administrative costs, and take advantage of our purchasing power. Our scale also assists in managing inventory across dealerships. In addition, through our brand managers, who facilitate our relationship with each manufacturer, we leverage our industry relations to foster communication and cooperation between like brand dealerships throughout our organization.
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
Industry Overview
      With revenues of approximately $1 trillion per year, the automotive retail industry is the largest retail trade sector in the United States. The majority of automotive retailing sales were generated by the approximately 22,000 U.S. new franchised dealerships, producing revenues of approximately $700 billion. This accounted for over 25% of the total U.S. retail sales. The industry is highly fragmented and largely privately held, with the publicly held automotive retail groups accounting for approximately 7% of the total industry revenue.
      Of the close to $700 billion in U.S. franchised dealer aggregate annual sales, new vehicle sales represent approximately 60% and used vehicle sales represent approximately 28%. In addition to new and used vehicles, dealerships offer a wide range of higher-margin products and services, including service and repair work, replacement parts, third party extended service contracts, financing and credit insurance, which represent approximately 12% of total industry revenues.
      According to industry data, the number of U.S. franchised dealerships has declined from approximately 24,000 dealerships in 1990 to approximately 22,000 dealerships today. Although significant consolidation has already taken place, the industry today remains highly fragmented, with approximately 93% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. We believe that further consolidation in the industry is likely due to increased capital requirements of dealerships, the limited number of viable alternative exit strategies for dealership owners and the desire of certain manufacturers to strengthen their brand identity by consolidating their franchised dealerships.
      According to industry data, the United Kingdom represents one of the largest vehicle markets in Europe with approximately $125 billion in aggregate annual new vehicle, used vehicle and service and parts sales.

There were approximately 30,000 companies selling new vehicles in the U.K in 1999, which has decreased to approximately 25,000 companies in 2003.
      New vehicle unit sales are cyclical and, historically, fluctuations are influenced by factors such as interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability and consumer confidence. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers to declines in new vehicle sales. We believe this may be due to the retailers more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable, relating to sales personnel, advertising and inventory finance cost) and more diversified revenue stream. In addition, automobile manufacturers may increase dealer incentives when sales are slow in part to meet production quotas which further increases the volatility in profitability for automobile manufacturers and decreases the volatility for automotive retailers.
Acquisitions
      We have completed a number of dealership acquisitions since January 2002. Our financial statements include the results of operations of the acquired dealerships from the date of acquisition.
      In March 2002, we acquired Sytner Group plc, one of the leading retailers of luxury vehicles in the United Kingdom. At that time, Sytner Group operated 62 franchises. Since March 2002, Sytner Group has acquired or been awarded 25 additional franchises and now operates 87 franchises. As of March 1, 2005, Sytner’s franchises include: Alpina, Audi, Bentley, BMW, Chrysler, Ferrari, Jaguar, Jeep, Land Rover, Lexus, Maserati, Mercedes-Benz, MINI, Porsche, Rolls Royce, Saab, smart, Toyota, Volkswagen and Volvo. Revenues attributable to Sytner Group for the years ended December 31, 2004 and 2003 were $2.6 billion and $1.7 billion, respectively.
      The following table sets forth information with respect to our current domestic dealerships acquired or opened since January 2002 and our international dealerships acquired since our purchase of Sytner Group in March 2002:

Date Opened
Dealership	or Acquired	Location	Franchises

BMW of Austin	7/02	Austin, TX	BMW
Goodson Dodge North	7/02	Spring, TX	Dodge
Honda Bloomfield	8/02	Bloomfield Hills, MI	Honda
Landers Hummer	9/02	Benton, AR	Hummer
Landers Hummer North	9/02	Fayetteville, AR	Hummer
Cerritos Hummer	9/02	Cerritos, CA	Hummer
MINI North Scottsdale	11/02	Phoenix, AZ	MINI
Audi North Scottsdale	11/02	Phoenix, AZ	Audi
Jaguar North Scottsdale	11/02	Phoenix, AZ	Jaguar
Lincoln-Mercury North Scottsdale	11/02	Phoenix, AZ	Lincoln, Mercury
Volkswagen North Scottsdale	11/02	Phoenix, AZ	Volkswagen
Lincoln-Mercury Volvo of Tulsa	12/02	Tulsa, OK	Lincoln, Mercury, Volvo
Aston Martin Tysons	3/03	Vienna, VA	Aston Martin
Pioneer Ford West	4/03	Goodyear, AZ	Ford
Inskip Auto Center	4/03	Warwick, RI	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, Porsche and Volvo
Goodson Chrysler North	7/03	Spring, TX	Chrysler
Goodson Jeep North	7/03	Spring, TX	Jeep
Maserati of Warwick	12/03	Warwick, RI	Maserati

Date Opened
Dealership	or Acquired	Location	Franchises

Penske Cadillac South Bay	1/04	Torrance, CA	Cadillac
Maserati of Turnersville	1/04	Turnersville, NJ	Maserati
Maserati of Tulsa	2/04	Tulsa, OK	Maserati
Penske Hummer South Bay	4/04	Torrance, CA	Hummer
Mercedes-Benz of Chandler	7/04	Chandler AZ	Mercedes-Benz
Ferrari Maserati of Central New Jersey	7/04	Edison, NJ	Ferrari, Maserati
Capitol Honda	8/04	San Jose, CA	Honda
Honda North	8/04	Clovis, CA	Honda
Marin Honda	8/04	Corte Madera, CA	Honda
Los Gatos Acura	8/04	Los Gatos, CA	Acura
Sunnyvale Acura	8/04	Sunnyvale, CA	Acura
Maserati of Cleveland	8/04	Bedford, OH	Maserati
Hyundai of Waterford	11/04	Waterford, MI	Hyundai
Honda Mall of Georgia	1/05	Buford, GA	Honda
International
Mercedes-Benz of Cheltenham and Gloucester	7/02	Gloucester, England
Mercedes-Benz of Swindon	7/02	Wiltshire, England	Mercedes-Benz
Mercedes-Benz of Bath	7/02	Bath, England	Mercedes-Benz
Tollbar Twickenham	9/02	Middlesex, England	Volvo
smart of Milton Keynes	2/03	Milton Keynes, England	smart
Sytner Rolls Royce Motor Cars	5/03	Cheshire, England	Rolls Royce
Porsche Centre Silverstone	5/03	Northamptonshire,	Porsche
England
Lexus Birmingham	6/03	West Midlands, England	Lexus
Toyota World Weston-Super-Mare	7/03	Somerset, England	Toyota
Toyota World Bristol North	7/03	Bristol, England	Toyota
Toyota World Bristol Central	7/03	Bristol, England	Toyota
Lexus Bristol	7/03	Bristol, England	Lexus
Guy Salmon Land Rover Stockport	7/03	Cheshire, England	Land Rover
Sytner Harold Wood	8/03	Essex, England	BMW
Sytner Chigwell	8/03	Essex, England	BMW
Bentley Birmingham	9/03	Birmingham, England	Bentley
Mercedes-Benz of Northampton	10/03	Northampton, England	Mercedes-Benz
Mercedes-Benz of Bedford	10/03	Bedfordshire, England	Mercedes-Benz
Bradford Audi	10/03	Yorkshire, England	Audi
Toyota World Newport	11/03	Newport, Wales	Toyota
Toyota World Cardiff	11/03	Cardiff, Wales	Toyota

Date Opened
Dealership	or Acquired	Location	Franchises

Toyota World Bridgend	11/03	Bridgend, Wales	Toyota
Lexus Cardiff	11/03	Cardiff, Wales	Lexus
Kings Cheltenham & Gloucester	5/04	Gloucester,	Chrysler Jeep
England
West London Audi	7/04	Middlesex, England	Audi
Reading Audi	7/04	Berkshire, England	Audi
Porsche Centre Glasgow	7/04	Strathclyde, Scotland	Porsche
Porsche Centre Edinburgh	7/04	Lothian, Scotland	Porsche
Mayfair Audi	7/04	London, England	Audi
Guildford Audi	7/04	Surrey, England	Audi
Graypaul Edinburgh	7/04	Lothian, Scotland	Ferrari, Maserati
Bentley Edinburgh	7/04	Lothian, Scotland	Bentley
Aston Green Audi	7/04	Berkshire, England	Audi
Tamsen GmbH (Bremen)	7/04	Bremen, Germany	Ferrari, Maserati, Aston Martin, Rolls Royce and Bentley
Tamsen GmbH (Hamburg)	7/04	Hamburg, Germany	Ferrari, Maserati, Aston Martin, Rolls Royce and Bentley
Toyota World Tamworth	10/04	Staffordshire, England	Toyota
Harrogate Audi	10/04	Harrogate, England	Audi
      In January 2005, we purchased the remaining 50% interest of Tulsa Auto Collection, a group of dealerships in Tulsa, Oklahoma owned indirectly by Ford Motor Company consisting of six franchises representing the Ford, Jaguar, Lincoln and Mercury brands. Since January 2002, we also have divested 38 franchises. We expect to continue to pursue acquisitions and related transactions in the future, although there can be no assurance that we will succeed in this strategy.

Dealership Operations
      Franchises. The following charts reflect our franchises by location and our dealership mix by franchise:

Franchise Locations		Franchises by Brand

Location	Franchises	Franchise	U.S.	Intl.	Total

Arizona	21	Daimler Chrysler	23	17	40
Arkansas	15	Toyota/Lexus	19	15	34
California	16	Ford/PAG	22	18	40
Connecticut	4	BMW/MINI	9	18	27
Florida	7	General Motors	23	1	24
Georgia	5	Honda/Acura	23	1	24
Indiana	2	Nissan/Infiniti	10	—	10
Michigan	7	Audi	5	10	15
Mississippi	2	Porsche	4	4	8
New Jersey	16	Others	14	17	31

New York	3	Total	152	101	253

North Carolina	3
Ohio	8
Oklahoma	8
Puerto Rico	9
Rhode Island	10
South Carolina	2
Tennessee	3
Texas	6
Virginia	5

Total Domestic	152

United Kingdom	87
Germany	10
Brazil	4

Total Foreign	101

Total Worldwide	253

      Management. Each dealership or group of dealerships has independent operational and financial management responsible for day-to-day operations. We believe experienced local managers are better qualified to make day-to-day decisions concerning the successful operation of a dealership and can be more responsive to our customers’ needs. We seek local dealership management that not only has experience in the automotive industry, but also is familiar with the local dealership’s market. Our regional management oversees operations at the individual dealerships and supports the dealerships operationally and administratively.
      New Vehicle Sales. In 2004, we sold 178,012 new vehicles which generated 59% of our revenue and 34% of our gross profit. As of March 1, 2005, we sold over forty brands of domestic and import family, sports and luxury cars, light trucks and sport utility vehicles through 253 franchises in 20 states, Puerto Rico, the U.K., Germany and Brazil. As of March 1, 2005, we sold the following brands: Acura, Alpina, Aston Martin, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Dodge, Ferrari, Ford, GMC Truck, Honda, Hummer, Hyundai, Infiniti, Jaguar, Jeep, Land Rover, Lexus, Lincoln-Mercury, Lotus, Maybach, Mazda, Maserati, Mercedes Benz, MINI, Nissan, Pontiac, Porsche, Rolls Royce, Bentley, SAAB, Scion, smart, Suzuki, Toyota, Volvo and Volkswagen.

      Our customers finance their purchases of new (and used) vehicles through both traditional financing sources as well as through consumer automobile leasing companies. Lease transactions are typically provided to consumers by short term financing sources. Leases also give us the opportunity to obtain repeat business from customers on a more regular basis than traditional purchase transactions.
      Our new vehicles are acquired by our dealerships directly from the manufacturer. We strive to maintain exemplary relations with the automotive manufacturers, which is assisted by our long term presence in the automotive retail market, the reputation of our management team, our dedication to building and maintaining positive relationships with our manufacturers, and our consistent high sales volume from our dealerships. Our dealerships finance the purchase of new vehicles from the manufacturers through floor plan financing provided by various manufacturers’ captive finance companies.
      Used Vehicle Sales. In 2004, we sold 88,700 used vehicles which generated 29% of our revenue and 13% of our gross profit. We generally acquire used vehicles from auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. Leased vehicles returned to the finance sources at the end of the lease provide us a market of low mileage, late model vehicles for our used vehicle sales operations. We clean, repair and recondition, as necessary, generally at our own service facilities, all used vehicles we acquire for resale. Used vehicles account for a significant portion of the revenues at each of our dealerships.
      We believe growth opportunities relating to used vehicle sales exist due to decreased customer concerns regarding used vehicles as more well respected dealerships are engaging in the sale of high-quality, low-mileage, late model used vehicles, coupled with the proliferation of manufacturer certification processes for these vehicles. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Since warranty work can only be performed at franchised dealerships, we believe we may benefit from the opportunity to retain these customers as service and parts customers. In addition, we offer for sale third-party extended service contracts on all of our used vehicles.
      Some vehicles acquired through trade-ins or originally intended for sale in our used vehicle operations are instead sold via auction. Through our scale in many markets, we have implemented closed-bid auctions that allow us to bring a large number of vehicles from different franchises to a central market for other dealers or wholesalers to purchase. We believe this strategy has resulted in greater operating efficiency and helped to reduce costs associated with maintaining optimal inventories.
      Vehicle Finance, Extended Service and Insurance Sales. Finance and insurance sales represented 2% of our revenue and 16% of our gross profit in 2004. At our customers’ option, our dealerships arrange third party financing for our customers’ vehicle purchases. As compensation we receive a portion of the cost of financing paid by the customer for each financed sale; however, we generally are limited in the amount of revenue per transaction we may receive from certain finance products by these finance companies. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances such as default under a financing arrangement or other circumstances. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations. We also offer for sale other aftermarket products, such as Sirius Satellite Radio®, cellular phones, alarms and protective coatings.
      We also offer our customers various vehicle warranty and extended protection products, including extended warranties, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), lease “wear and tear” insurance and theft protection products at competitive prices. The vehicle warranty and extended protection products that our stores currently offer to customers are underwritten and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. We may also be subject to chargebacks in connection with sale of certain of these products.

      Service and Parts Sales. Service and parts sales represented 10% of our revenue and 37% of our gross profit in 2004. We generate service and parts sales at each of our dealerships, primarily relating to the vehicle models sold at that dealership. We perform both warranty and non-warranty work. Our service and parts revenues have increased each year, in large part due to our increased service capacity, coupled with the increasingly complex technology used in vehicles, which makes it difficult for independent repair facilities to maintain and repair today’s automobiles. As part of our agreements with our manufacturers, we obtain all equipment required by the manufacturer and needed to service and maintain each make of vehicle sold at any particular dealership.
      A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service history and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships also have extended evening and weekend service hours to add convenience for our customers. We also operate 40 collision repair centers, each of which is operated as an integral part of our dealership operations.
      Internet Presence. In order to attract customers and enhance our customer service, each of our dealerships maintains its own website, and our corporate website, www.unitedauto.com, provides a link to each of our dealership websites allowing consumers to source information and communicate directly with our dealerships locally. During 2004, we established a relationship with Reynolds Web Services, a division of The Reynolds & Reynolds Company, to provide website design, hosting, and consulting services for the majority of the company’s websites. Reynolds Web Services’ will assist us in the area of on-line automotive merchandising. Each of our U.S. dealership websites are presented in common formats (except where otherwise required by manufacturers) which helps to minimize costs and provide a consistent image across dealerships. In addition, many automotive manufacturers’ websites provide links to our dealerships’ websites.
      According to industry analysts, the majority of car buyers nationwide will consult the Internet for new and pre-owned automotive information. The Internet is generating better-informed consumers and improving the efficiency of the sales process. Using our dealership websites, consumers can electronically search our inventory for vehicles that meet their model and feature requirements and price range. Our websites provide detailed information for the entire purchase process, including detailed information including, photos, prices, promotions, specifications, reviews, tools to schedule service appointments and financial applications. We believe these features make it easier for consumers to meet all of their automotive research needs. Customers can contact dedicated Internet sales consultants on line via www.unitedauto.com or the dealership websites.
      We have also partnered with CarsDirect.com, a leading online car buying service that provides consumers with a full menu of research features. Consumers can also use CarsDirect.com to either buy a vehicle online or be sent to a network of dealerships in their market, including most of our dealerships. Research features include detailed safety ratings and reviews, financing, extended warranties, insurance quotes, anti-theft products and trade-in appraisals.

      The following is a list of all of our dealerships:
U.S. DEALERSHIPS

ARIZONA

Acura North Scottsdale
Jaguar/ Aston Martin North Scottsdale
Audi North Scottsdale
BMW North Scottsdale & MINI
Jaguar Scottsdale
Land Rover North Scottsdale
Land Rover Scottsdale
Lincoln Mercury North Scottsdale
Mercedes-Benz of Chandler
Pioneer Ford
Pioneer Ford West
Porsche North Scottsdale
Rolls-Royce Motorcars Scottsdale
Bentley Scottsdale
Scottsdale Audi
Scottsdale Ferrari Maserati
Scottsdale Lexus
Tempe Honda
Volkswagen North Scottsdale
Volvo North Scottsdale

ARKANSAS

Landers Acura North
Landers Buick Pontiac HUMMER
GMC Truck
Landers Chevrolet
Landers Chevrolet HUMMER North
Landers Chrysler Jeep Dodge
Landers Ford Little Rock
Landers Ford North
Landers Honda North
Landers Toyota-Scion North

CALIFORNIA

BMW of San Diego
Capitol Honda
Cerritos Buick Pontiac HUMMER GMC
Honda North
Kearny Mesa Toyota-Scion
Lexus Kearny Mesa
Los Gatos Acura
Marin Honda
Mercedes-Benz of San Diego (& Maybach)
Penske Cadillac HUMMER South Bay
Sunnyvale Acura

CONNECTICUT

Audi of Fairfield
Fair Honda
Mercedes-Benz of Fairfield
Porsche of Fairfield	FLORIDA

Central Florida Toyota-Scion Citrus Motors (Chrysler,
Dodge, Jeep)
Palm Beach Mazda
Palm Beach Toyota-Scion
Palm Nissan

GEORGIA

Atlanta Toyota—Scion
Honda Mall of Georgia
Peachtree Nissan
United BMW of Gwinnett
United BMW of Roswell
United Nissan

INDIANA

Penske Chevrolet
Penske Honda

MICHIGAN

Honda Bloomfield
Hyundai of Waterford
Rinke Cadillac
Rinke Pontiac GMC
Rinke Toyota—Scion
Toyota-Scion of Bloomfield

MISSISSIPPI

Landers Dodge
Landers Nissan

NEW JERSEY

Acura of Turnersville
BMW of Turnersville
Chevrolet of Turnersville
DiFeo BMW
DiFeo Lexus
Ferrari Maserati of Central
New Jersey
Gateway Toyota-Scion
Honda of Turnersville
Hudson Hyundai
Hudson Nissan
Hudson Toyota-Scion
Hyundai of Turnersville
Maserati of Turnersville
Nissan of Turnersville
Toyota-Scion of Turnersville

NEW YORK

Honda of Nanuet
Mercedes-Benz of Nanuet
Westbury Toyota-Scion	NORTH CAROLINA

Chevrolet Cadillac of Goldsboro
Reed-Lallier Chevrolet

OHIO

Honda of Mentor
Infiniti of Bedford
Infiniti of North Olmsted
Maserati of Cleveland
Mercedes-Benz of Bedford
Mercedes-Benz of North Olmsted
Nissan of North Olmsted
Toyota-Scion of Bedford

OKLAHOMA

United Ford Broken Arrow
United Ford North
United Ford South
Jaguar of Tulsa
Lincoln Mercury of Tulsa (9111 S Memorial)
Lincoln Mercury of Tulsa (9607 S Memorial)
Maserati of Tulsa
Volvo of Tulsa

RHODE ISLAND

Bentley Providence
Inskip Acura
Inskip Audi
Inskip Autocenter (Mercedes-Benz)
Inskip BMW
Inskip Infiniti
Inskip Lexus
Inskip Porsche
Inskip Volvo
Maserati of Warwick

SOUTH CAROLINA

Chevrolet of North Charleston
Michael Chevrolet

TENNESSEE

Covington Pike Dodge
Covington Pike Toyota-Scion
Landers Ford of Memphis

TEXAS

BMW of Austin
Goodson Chrysler Jeep Dodge North
Goodson Honda North
Goodson Honda West

VIRGINIA

Aston Mart in of Tysons Corner
Audi of Tysons Corner
Mercedes-Benz of Tysons Corner
(& Maybach)
Porsche of Tysons Corner

INTERNATIONAL DEALERSHIPS

UNITED KINGDOM

Aston Green Audi (Slough)
Bentley Birmingham
Bentley Edinburgh
Bentley Manchester
Bradford Audi
Graypaul Edinburgh (Ferrari/ Maserati)
Graypaul Nottingham (Ferrari/ Maserati)
Guildford Audi
Guy Salmon Jaguar Coventry
Guy Salmon Jaguar Northampton
Guy Salmon Jaguar Oxford
Guy Salmon Jaguar Stratford-Upon- Avon
Guy Salmon Jaguar Thames Ditton
Guy Salmon Land Rover Coventry
Guy Salmon Land Rover Knutsford
Guy Salmon Land Rover Leeds
Guy Salmon Land Rover Sheffield
Guy Salmon Land Rover Stockport
Guy Salmon Land Rover Stratford- upon-Avon
Guy Salmon Land Rover Thames Ditton
Guy Salmon Land Rover Wakefield
Harrogate Audi
Kings Cheltenham & Gloucester
(Chrysler Jeep)
Kings Liverpool (Chrysler Jeep)
Kings Stockport (Chrysler Jeep)
Leeds Audi
Lexus Birmingham
Lexus Bristol
Lexus Cardiff
Lexus Leicester
Lexus Oxford	Mayfair Audi
Mercedes-Benz of Bath
Mercedes-Benz of Bedford
Mercedes-Benz of Bristol
Mercedes-Benz/smart of Bristol
(Cribbs Causeway)
Mercedes-Benz of Cheltenham and
Gloucester
Mercedes-Benz of Kettering
Mercedes-Benz/smart of MiltonKeynes
Mercedes-Benz of Newbury (& smart)
Mercedes-Benz of Northampton
Mercedes-Benz/smart of Swindon
Mercedes-Benz of Weston-Super-Mare
Oxford Saab
Porsche Centre Edinburgh
Porsche Centre Glasgow
Porsche Centre Mid-Sussex
Porsche Centre Silverstone
Reading Audi
Sytner Chigwell (BMW/MINI)
Sytner City (BMW/MINI)
Sytner Gerrards Cross (BMW/MINI)
Sytner Harold Wood (BMW/MINI)
Sytner High Wycombe (BMW)
Sytner Leicester (BMW/MINI)
Sytner Nottingham (BMW/MINI)
Sytner Rolls Royce Motor Cars
Sytner Sheffield (BMW/MINI)
Sytner Solihull (BMW/MINI)
Tollbar Coventry (Volvo)
Tollbar Twickenham (Volvo)
Tollbar Warwick (Volvo)	Toyota World (Birmingham)
Toyota World (Bridgend)
Toyota World (Bristol Central)
Toyota World (Bristol North)
Toyota World (Cardiff)
Toyota World (Newport)
Toyota World (Tamworth)
Toyota World (Weston-Super-Mare)
Vantage VW (Leeds)
Varsity (Chrysler Jeep)
Wakefield Audi
West London Audi
BRAZIL

Andre Ribeiro Chevrolet
Andre Ribeiro Honda
Andre Ribeiro Toyota Lexus

GERMANY

Tamsen GmbH (Bremen)
(Aston Martin, Bentley, Ferrari,
Maserati, Rolls-Royce)
Tamsen GmbH (Hamburg)
(Aston Martin, Ferrari,
Lamborghini, Maserati,
Rolls-Royce)
PUERTO RICO

Lexus de San Juan
Triangle Chrysler-Honda del Oeste
Triangle Chrysler Mazda de Ponce
Triangle Honda 65 de Infanteria
Triangle Honda-Suzuki de Ponce
Triangle Toyota-Scion San Juan
      We also own approximately 50% of the following international dealerships:

GERMANY

Autohaus Nix (Wachtersbach) (Toyota, Lexus)
Autohaus Nix (Offenbach) (Toyota, Lexus)
Autohaus Nix (Frankfurt)(Toyota, Lexus)
Autohaus Reisacher (Memminger)(BMW, MINI)
Autohaus Reisacher (Krumbach)(BMW)
Autohaus Reisacher (Vohringer) (BMW)	MEXICO Toyota de Aguascalientes Toyota de Monterrey
Management Information Systems
      We consolidate financial, accounting and operational data received from our domestic dealers through an exclusive private communications network. The data from these dealers is gathered and processed through individual dealer management systems. All of our domestic dealerships use management system hardware and software from ADP, Inc. or Reynolds and Reynolds however, we are transitioning our dealerships to a sole-source Reynolds and Reynolds platform in an effort to reduce costs. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures.

      Our private communication network allows us to extract and aggregate information from the two systems in a consistent format to generate consolidating financial and operational data. The system also allows us to access detailed information for each dealership in the U.S. individually, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze these dealerships’ operating results and financial position so as to identify areas for improvement. Our technology also enables us to quickly integrate dealerships or dealership groups we acquire in the U.S.
      Our foreign dealership financial, accounting and operational data is processed through dealer management systems provided by a number of local software providers. Financial and operational information is aggregated following U.S. policies and accounting requirements and in our U.S. reporting format to ensure consistency of results among our worldwide operations.
Marketing
      We believe that our marketing programs have contributed to our sales growth. Our advertising and marketing efforts are focused at the local market level, with the aim of building our retail vehicle business, as well as repeat sales and service business. We utilize many different media for our marketing activities, including newspapers, magazines, television, radio and the Internet. We also assist our local management in running special marketing events to generate sales such as tent sales or local product placement. Automobile manufacturers supplement our local and regional advertising efforts by producing large advertising campaigns to support their brands, promote attractive financing packages and draw traffic to local area dealerships. We believe that our scale has enabled us to obtain favorable terms and other valuable concessions from suppliers and advertising media and should enable us to realize continued cost savings in marketing. In an effort to realize increased efficiencies, we are focusing on common marketing metrics and business practices across our company, as well as negotiating enterprise arrangements for many marketing resources.
Agreements with Vehicle Manufacturers
      Each of our dealerships operates under separate franchise agreements with the manufacturers of each brand of vehicle sold at that dealership. These agreements contain provisions and standards governing almost every aspect of the operations of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), inventory, warranties offered to customers, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, information systems and monthly financial reporting. Typically, the dealership principal and/or the owner of a dealership may not be changed without the manufacturer’s consent.
      In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands at our dealerships. Some of our franchise agreements expire after a specified period of time, ranging from one to five years. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changing the dealership’s management, owners or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit information to the manufacturer on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. These termination rights are subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. Many agreements grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership.

      Our agreements with manufacturers usually give the manufacturers the right, in some circumstances (including upon a merger, sale, or change of control of the Company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships that sell the manufacturers’ brands. In particular, our agreement with General Motors Corporation provides that, upon a proposed sale of 20% or more of our voting stock to any other person or entity (other than for passive investment) or another manufacturer, an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire at fair market value, all assets, properties and business of any General Motors dealership owned by us. In addition, General Motors has a right of first refusal if we propose to sell any of our General Motors dealerships to a third party. Some of our agreements with other major manufacturers contain provisions similar to the General Motors provisions. Some of the agreements also prohibit us from pledging, or impose significant limitations on our ability to pledge, the capital stock of some of our subsidiaries to lenders.
Competition
      For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas. We do not have any cost advantage in purchasing new vehicles from the manufacturer, and typically we rely on our world-class facilities, advertising and merchandising, management experience, sales expertise, service reputation and the location of our dealerships to sell new vehicles. Each of our markets may include a number of well-capitalized competitors that also have extensive automobile dealership managerial experience and strong retail locations and facilities. We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. In recent years, automotive dealers have also faced increased competition in the sale of new vehicles from on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of operating on smaller gross profit margins and offering lower sales prices than franchised dealers.
      For used vehicle sales, we compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies, on-line purchasing services, private parties and used vehicle “superstores” for supply and resale of used vehicles.
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
      According to various industry sources, the automotive retail industry is currently served by approximately 22,000 franchised automotive dealerships, over 50,000 independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. Several other public companies have established national or regional automotive retail chains. Additionally, vehicle manufacturers have historically engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealerships, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.
      We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increased pressures from on-line automotive websites, including those developed by automobile manufacturers and other dealership groups. Consumers use the Internet to compare prices for vehicles and related services, which may result in reduced margins for new vehicles, used vehicles and related services.
Employees and Labor Relations
      As of December 31, 2004, we employed approximately 13,000 people, approximately 340 of whom are covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and our equity incentive compensation plans. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.
Regulation
      We operate in a highly regulated industry. A number of regulations affect our business of marketing, selling, financing and servicing automobiles. We actively make efforts to assure compliance with these regulations. Under the laws of jurisdictions in which we currently operate or into which we may expand, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service, including dealer, sales, finance and insurance-related licenses issued by relevant authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include franchise laws and regulations, extensive laws and regulations applicable to new and used motor vehicle dealers, as well as wage-hour, anti-discrimination and other employment practices laws.
      Our operations may also be subject to consumer protection laws known in the U.S. as “Lemon Laws”. These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within a period of time after initial purchase if the vehicle does not conform to the manufacturer’s express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Various laws require various written disclosures to be provided on new vehicles, including mileage and pricing information.
      Imported automobiles may be subject to customs duties and, in the ordinary course of our business, we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges.
      Our financing activities with customers are subject to federal truth-in-lending, consumer leasing equal credit opportunity and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In the past several years, private plaintiffs and state attorney generals in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles.
      In the U.S., we also benefit from the protection of numerous state dealer laws generally which provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Europe generally does not have these laws and, as a result, our European operations operate without these protections.
Environmental Matters
      We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
      Our operations involving the management of hazardous and other environmentally sensitive materials are subject to numerous requirements. Our business also involves the operation of storage tanks containing such materials. Storage tanks are subject to periodic testing, containment, upgrading and removal under applicable law. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks. In addition, water quality protection programs govern certain discharges from some of our operations. Similarly, certain air emissions from our operations, such as auto body painting, may be subject to relevant laws. Various health and safety standards also apply to our operations.
      We may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct which contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.
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
Insurance
      Due to the nature of the automotive retail industry, automotive retail dealerships generally require significant levels of insurance covering a broad variety of risks. The business is subject to substantial risk of property loss due to the significant concentration of property values at dealership locations, including vehicles and parts. Other potential liabilities arising out of our operations involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.
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
Available Information
      For selected financial information concerning our domestic and international sales and assets, see note 15 to our consolidated financial statements included in Item 8 of this report. For a discussion of the risk factors applicable to us, see exhibit 99.1 to this annual report on Form 10-K. Our internet website address is www.unitedauto.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the

Exchange Act are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website under the tab “Investor Relations” copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, United Auto Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302. The information on or linked to our website is not part of this document. We are incorporated in the State of Delaware and began dealership operations in October 1992. We submitted to the New York Stock Exchange its required annual CEO certification in 2004 without qualification and have filed all required certifications under section 302 of the Sarbanes-Oxley Act as exhibits to this annual report on Form 10-K relating to 2004.
Item 2.     Properties
      We seek to structure our operations so as to minimize the ownership of real property. As a result, we lease or sublease substantially all of our dealerships and other facilities. These leases are generally for a period of between five and 20 years and are typically structured to include renewal options for an additional five to ten years in our favor. We lease office space in Bloomfield Hills, Michigan, Secaucus, New Jersey and Leicester, England for our administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.
Item 3.     Legal Proceedings
      From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. We are a party to several class action lawsuits. We are not party to any legal proceedings, including the class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 4.     Submission of Matters to a Vote of Security-Holders
      No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
      Our common stock is traded on the New York Stock Exchange under the symbol “UAG”. As of February 22, 2005, there were 237 holders of record of our common stock.
      The following table shows the high and low per share sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for each quarter of 2004 and 2003.

	High	Low

2004:
First Quarter	$32.05	$25.95
Second Quarter	32.85	26.62
Third Quarter	30.83	22.90
Fourth Quarter	30.35	25.08
2003:
First Quarter	$13.63	$9.81
Second Quarter	22.43	11.38
Third Quarter	26.30	20.93
Fourth Quarter	32.02	23.10
      We paid our first cash dividend on our common stock on December 1, 2003 and paid additional dividends on March 1, 2004, June 1, 2004 and September 1, 2004. These dividends were in the amount of ten cents per share. We also paid a dividend of eleven cents per share on December 1, 2004. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant by the Board of Directors.
      Our credit agreement with DaimlerChrysler Services North America, LLC as agent, and the indenture governing our 9 5/8% senior subordinated notes each contain certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. Also, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain amount of working capital, which could limit our subsidiaries’ ability to pay us dividends.

Item 6.	Selected Financial Data
      The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2004, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, our financial statements include the results of operations of the acquired dealerships from the date of acquisition. As a result of the acquisitions, our period to period results of operations vary depending on the dates of the acquisitions and this selected financial data is not necessarily indicative of our future results. During 2004, 2003 and 2002, we sold certain dealerships which have been treated as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,(1)

	2004(2)	2003(3)	2002(4)	2001(5)	2000(5)

	(In millions, except per share data)
Consolidated Statement of Income Data:
Total revenues	$9,886.2	$8,389.2	$6,899.8	$5,313.5	$4,116.1
Gross profit	$1,450.1	$1,217.9	$997.0	$747.7	$586.9
Income from continuing operations	$112.6	$86.4	$61.1	$39.4	$28.8
Net income	$111.7	$82.9	$62.2	$44.7	$30.0
Income from continuing operations per diluted common share	$2.47	$2.09	$1.48	$1.15	$0.99
Net income per diluted common share	$2.45	$2.00	$1.51	$1.31	$1.02
Shares used in computing diluted share data	45.6	41.4	41.2	34.2	29.4
Balance Sheet Data:
Total assets	$3,532.8	$3,144.2	$2,690.3	$1,946.6	$1,762.7
Floor plan notes payable	$1,266.7	$1,114.8	$851.2	$531.9	$599.0
Total debt (excluding floor plan notes payable)	$586.3	$651.7	$665.8	$555.4	$418.1
Total stockholders’ equity	$1,075.0	$828.4	$704.4	$515.7	$461.7
Cash dividends per share	$0.41	$0.10	—	—	—

(1)	Certain prior period information has been revised to conform to the current year’s presentation.

(2)	Includes a $7.2 million (net of tax) gain from the sale of an investment.

(3)	Includes a $3.1 million (net of tax) cumulative effect of an accounting change related to the adoption of Emerging Issues Task Force (“EITF”) No. 02-16.

(4)	Includes a $22.8 million charge, which includes the estimated cash costs to be paid relating to employment contracts of certain employees terminated in connection with the streamlining of our dealership operations in the western region of the U.S. and the cost of a non-compete agreement with a former member of management that we determined no longer had a continuing economic benefit.

(5)	In accordance with SFAS 142, we stopped recording amortization expense relating to indefinite lived intangibles as of January 1, 2002. Amortization expense was $19.7 million and $15.4 million in 2001 and 2000, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See “Forward Looking Statements.”
Overview
      We are the second largest automotive retailer in the United States as measured by total revenues. As of March 1, 2005, we owned and operated 152 franchises in the United States and 101 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands; however, 83% of our revenues in 2004 came from the combined sales of foreign and luxury brands such as Toyota, Honda, BMW, Lexus and Mercedes. In 2004, luxury brands represented 53% of our revenues. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, and we facilitate the sale of third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
      New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer automobile leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts and other third-party insurance policies, as well as from fees for facilitating the sale of third-party finance and lease contracts and certain other services. Service and parts revenues include fees paid for repair and maintenance service, the sale of replacement parts, the sale of aftermarket accessories and collision repairs.
      We and Sirius Satellite Radio Inc. have agreed to jointly promote Sirius Satellite Radio service where available, in vehicles sold at our dealerships through January 2009. These joint promotional activities include ordering or installing Sirius radios in selected vehicles, selling bundled subscriptions to the Sirius service and other efforts to promote Sirius. Sirius has agreed to share in the cost of these efforts in part by issuing us compensation in the form of warrants to purchase Sirius common stock. We have received the right to earn twenty million warrants to purchase shares of Sirius Satellite Radio common stock at $2.392 per share. These warrants are earned based on the attainment of certain performance targets and joint promotional efforts. The warrants may be cancelled if these performance targets are not met or upon the termination of our agreement. The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. We may not be able to achieve any performance targets outlined in the warrants.
      Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts services. Our gross profit generally varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other sales resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.
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

      The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealerships, and the success of our international operations. See “Forward-Looking Statements.”
Critical Accounting Policies and Estimates
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgment. Such judgments influence the assets, liabilities, revenues and expenses in our financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management may determine that modifications in assumptions and estimates are required, which may result in a material change in our results of operations or financial position.
      Following are the accounting policies applied in the preparation of our financial statements that management believes are most dependent upon the use of estimates and assumptions.

Revenue Recognition

Vehicle, Parts and Service Sales
      We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of sales at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as earned.

Finance and Insurance Sales
      We arrange financing for customers through various financial institutions and receive a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. We are not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to commissions is net of an estimate of the ultimate amount of chargebacks we will be required to pay. Such estimate of chargeback exposure is based on our historical chargeback experience arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Intangible Assets
      Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations consummated subsequent to July 1, 2001, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. We believe the franchise value of our dealerships have an indefinite life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost;

•	Our history shows that manufacturers have not terminated franchise agreements.

Impairment Testing
      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of an estimate of its fair value with its carrying value. If the carrying value of a franchise exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. We also evaluate the remaining useful life of our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed at the “reporting unit” level. We have three “regions,” each of which as been determined to be a reporting unit. If the carrying amount of a reporting unit is determined to exceed its estimated fair value, an impairment loss is recognized in an amount equal to that excess.

Investments
      Investments include marketable securities and investments in businesses accounted for under the equity method. Marketable securities include investments in debt and equity securities. Marketable securities held by us are typically classified as available for sale and are stated at fair value in our balance sheet with unrealized gains and losses included in other comprehensive income, a separate component of stockholders’ equity. Declines in investment values that are deemed to be other than temporary would result in an impairment charge reducing the investments’ carrying value to fair value. A majority of our investments are in joint venture relationships that are more fully described in “Joint Venture Relationships” in this Management’s Discussion and Analysis. Such joint venture relationships are accounted for under the equity method, pursuant to which we record our proportionate share of the joint venture’s income each period.

Self-Insurance
      We retain risk relating to certain of our general liability insurance, workers’ compensation insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, but we typically pay per occurrence deductibles and, for certain exposures, have pre-determined maximum exposure limits for each insurance period. The majority of losses, if any, above the pre-determined exposure limits are typically paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry based development factors.

Income Taxes
      Tax regulations may require items to be included in our tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses which are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax effect in our financial statements. Deferred tax liabilities generally represent expenses recognized in our financial statements for which payment has been deferred or deductions taken on our tax return which have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.
New Accounting Pronouncements
      The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation,”and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R focuses primarily on accounting for share-based payment transactions as it relates to employee services, establishes accounting standards for equity instruments that an entity exchanges for goods or services and addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R will require us to expense the grant-date fair value of equity compensation awards over their vesting period.
      We currently account for equity compensation awards in accordance with APB No. 25, pursuant to which the issuance of stock options generally resulted in the recognition of no compensation expense, but required pro forma disclosure showing the effect on net income and earnings per share as if we had recorded the fair value of the grants as compensation expenses.
      Statement No. 123R is effective for us as of July 1, 2005. We are evaluating the adoption criteria outlined in SFAS No. 123R, but we do not believe that its adoption will have a material effect on our consolidated financial position, results of operations or cash flows.
Results of Operations

(in millions, except unit and per unit amounts)

			2004 vs. 2003				2003 vs. 2002

	2004	2003	Change	% Change	2003	2002	Change	% Change
Total Retail Data
Total retail unit sales	266,712	249,933	16,779	6.7%	249,933	217,665	32,268	14.8%
Total same store retail unit sales	236,627	238,759	(2,132)	(0.9%)	195,690	186,627	9,063	4.9%
Total retail sales revenue	$9,051.2	$7,773.8	$1,277.4	16.4%	$7,773.8	$6,377.7	$1,396.1	21.9%
Total same store retail sales revenue	$7,795.7	$7,349.8	$445.9	6.1%	$5,610.5	$5,232.4	$378.1	7.2%
Total retail gross profit	$1,450.0	$1,216.8	$233.2	19.2%	$1,216.8	$1,001.0	$215.8	21.6%
Total same store retail gross profit	$1,250.7	$1,150.1	$100.6	8.7%	$884.6	$821.6	$63.0	7.7%
Total retail gross margin	16.0%	15.7%	0.3%	1.9%	15.7%	15.7%	0.0%	0.0%
Total same store retail gross margin	16.0%	15.6%	0.4%	2.6%	15.8%	15.7%	0.1%	0.6%

Units
      Retail data includes new vehicle, used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 16,779, or 6.7%, from 2003 to 2004 and increased by 32,268, or 14.8%, from 2002 to 2003. The increase from 2003 to 2004 is due to an 18,911 unit increase from net dealership acquisitions during the year, partially offset by a 2,132, or 0.9%, decrease in same store retail unit sales. The decrease in same store retail unit sales in 2004 is due primarily to decreased retail unit sales of used vehicles, which we believe is due to a challenging used vehicle market in the U.S. during 2004 due to the relative affordability of new vehicles and continued incentive spending by certain manufacturers. The increase from 2002 to 2003 is due to a 9,063, or 4.9%, increase in same store retail unit sales coupled with a 23,205 unit increase from net dealership acquisitions during the year.

Revenues
      Retail sales revenue increased $1,277.4 million, or 16.4%, from 2003 to 2004 and increased $1,396.1 million, or 21.9%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $445.9 million, or 6.1%, increase in same store revenues coupled with an $831.5 million increase from net dealership acquisitions during the year. The same store revenue increase is due to: (1) a $1,419, or 4.8%, increase in average new vehicle revenue per unit, which increased revenue by $225.0 million, (2) a $1,856, or 8.9%, increase in average used vehicle revenue per unit, which increased revenue by $148.9 million, (3) a $73, or 9.0%, increase in average finance and insurance revenue per unit, which increased revenue by $17.4 million, and (4) a $93.3 million, or 12.1%, increase in service and parts revenues, all partially offset by the 0.9% decrease in retail unit sales, which decreased revenue by $38.7 million. The increase from 2002 to 2003 is due to a $378.1 million, or 7.2%, increase in same store revenues coupled with a $1,018.0 million increase from net dealership acquisitions during the year. The same store revenue increase is due to: (1) the 4.9% increase in retail unit sales, which increased revenue by $213.8 million, (2) an $851, or 3.1%, increase in average new vehicle revenue per unit, which increased revenue by $109.4 million, (3) a $58, or 7.4%, increase in average finance and insurance revenue per unit, which increased revenue by $10.8 million, and (4) a $45.7 million, or 8.8%, increase in service and parts revenues, all partially offset by a $28, or 0.2% decrease in average used vehicle revenue per unit, which decreased revenue by $1.6 million.

Gross Profit
      Retail gross profit increased $233.2 million, or 19.2%, from 2003 to 2004 and increased $215.8 million, or 21.6%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $100.6 million, or 8.7%, increase in same store gross profit coupled with a $132.6 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to: (1) a $123, or 5.0%, increase in average gross profit per new vehicle retailed, which increased gross profit by $19.6 million, (2) a $219, or 11.4%, increase in average gross profit per used vehicle retailed, which increased gross profit by $17.5 million, (3) a $73, or 9.0%, increase in average finance and insurance revenue per unit, which increased gross profit by $17.4 million, and (4) a $51.9 million, or 12.7%, increase in service and parts gross profit, all partially offset by the 0.9% decrease in retail unit sales, which decreased gross profit by $5.8 million. The increase from 2002 to 2003 is due to a $63.0 million, or 7.7%, increase in same store gross profit coupled with a $152.8 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to: (1) the 4.9%, increase in retail unit sales, which increased gross profit by $26.3 million, (2) a $24, or 1.3%, increase in average gross profit per used vehicle retailed, which increased gross profit by $1.4 million, (3) a $58, or 7.4%, increase in average finance and insurance revenue per unit, which increased gross profit by $10.8 million, and (4) a $28.2 million, or 10.4%, increase in service and parts gross profit, all partially offset by a $29, or 1.3% decrease in average gross profit per new vehicle retailed, which decreased gross profit by $3.7 million.

			2004 vs. 2003				2003 vs. 2002

	2004	2003	Change	% Change	2003	2002	Change		% Change
New Vehicle Data
New retail unit sales	178,012	165,023	12,989	7.9%	165,023	147,276	17,747		12.1%
Same store new retail unit sales	159,964	158,536	1,428	0.9%	132,978	128,565	4,413		3.4%
New retail sales revenue	$5,683.4	$4,947.9	$735.5	14.9%	$4,947.9	$4,169.3	$778.6		18.7%
Same store new retail sales revenue	$4,975.6	$4,706.1	$269.5	5.7%	$3,800.6	$3,565.1	$235.5		6.6%
New retail sales revenue per unit	$31,927	$29,983	$1,944	6.5%	$29,983	$28,309	$1,674		5.9%
Same store new retail sales revenue per unit	$31,104	$29,685	$1,419	4.8%	$28,581	$27,730	$851		3.1%
Gross profit — new	$486.7	$415.4	$71.3	17.2%	$415.4	$355.3	$60.1		16.9%
Same store gross profit — new	$414.7	$391.4	$23.3	6.0%	$303.7	$297.4	$6.3		2.1%
Average gross profit per new vehicle retailed	$2,734	$2,517	$217	8.6%	$2,517	$2,412	$105		4.4%
Same store average gross profit per new vehicle retailed	$2,592	$2,469	$123	5.0%	$2,284	$2,313	$(29)		(1.3%)
Gross margin % — new	8.6%	8.4%	0.2%	2.4%	8.4%	8.5%	(0.1%	)	(1.2%)
Same store gross margin % — new	8.3%	8.3%	0.0%	0.0%	8.0%	8.3%	(0.3%	)	(3.6%)

Units
      Retail unit sales of new vehicles increased 12,989 units, or 7.9%, from 2003 to 2004 and increased 17,747 units, or 12.1%, from 2002 to 2003. The increase from 2003 to 2004 is due to a 1,428 unit, or 0.9%, increase in same store retail unit sales coupled with an 11,561 unit increase from net dealership acquisitions during the year. The increase from 2002 to 2003 is due to a 4,413 unit, or 3.4%, increase in same store retail unit sales coupled with a 13,334 unit increase from net dealership acquisitions during the year. We believe that the same store increases in 2003 and 2004 are due in part to our brand mix, which includes a concentration of foreign and luxury nameplates, offset by lower new unit sales at our domestic brand dealerships.

Revenues
      New vehicle retail sales revenue increased $735.5 million, or 14.9%, from 2003 to 2004 and increased $778.6 million, or 18.7%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $269.5 million, or

5.7%, increase in same store revenues coupled with a $466.0 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 0.9% increase in retail unit sales, which increased revenue by $44.5 million, coupled with a $1,419, or 4.8%, increase in comparative average selling price per unit, which increased revenue by $225.0 million. The increase from 2002 to 2003 is due to a $235.5 million, or 6.6%, increase in same store revenues coupled with a $543.1 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 3.4% increase in retail unit sales, which increased revenue by $126.1 million, coupled with an $851, or 3.1%, increase in comparative average selling price per unit, which increased revenue by $109.4 million.

Gross Profit
      Retail gross profit from new vehicle sales increased $71.3 million, or 17.2%, from 2003 to 2004 and increased $60.1 million, or 16.9%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $23.3 million, or 6.0%, increase in same store gross profit coupled with a $48.0 million increase from net dealership acquisitions during the year. The same store retail gross profit increase is due to the 0.9% increase in new retail unit sales, which increased gross profit by $3.7 million, coupled with a $123, or 5.0%, increase in average gross profit per new vehicle retailed, which increased gross profit by $19.6 million. The increase from 2002 to 2003 is due to a $6.3 million, or 2.1%, increase in same store gross profit coupled with a $53.8 million increase from net dealership acquisitions during the year. The same store retail gross profit increase is due to the 3.4% increase in new retail unit sales, which increased gross profit by $10.0 million, partially offset by a $29, or 1.3%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $3.7 million.

			2004 vs. 2003				2003 vs. 2002

	2004	2003	Change	% Change	2003	2002	Change	% Change
Used Vehicle Data
Used retail unit sales	88,700	84,910	3,790	4.5%	84,910	70,389	14,521	20.6%
Same store used retail unit sales	76,663	80,223	(3,560)	(4.4%)	62,712	58,062	4,650	8.0%
Used retail sales revenue	$2,127.5	$1,808.5	$319.0	17.6%	$1,808.5	$1,390.5	$418.0	30.1%
Same store used retail sales revenue	$1,747.5	$1,679.7	$67.8	4.0%	$1,079.7	$1,001.2	$78.5	7.8%
Used retail sales revenue per unit	$23,985	$21,299	$2,686	12.6%	$21,299	$19,755	$1,544	7.8%
Same store used retail sales revenue per unit	$22,794	$20,938	$1,856	8.9%	$17,216	$17,244	$(28)	(0.2%)
Gross profit — used	$187.4	$164.0	$23.4	14.3%	$164.0	$137.1	$26.9	19.6%
Same store gross profit — used	$164.1	$154.2	$9.9	6.4%	$117.7	$107.6	$10.1	9.5%
Average gross profit per used vehicle retailed	$2,113	$1,932	$181	9.4%	$1,932	$1,948	$(16)	(0.8%)
Same store average gross profit per used vehicle retailed	$2,141	$1,922	$219	11.4%	$1,878	$1,854	$24	1.3%
Gross margin % — used	8.8%	9.1%	(0.3%)	(3.3%)	9.1%	9.9%	(0.8%)	(8.1%)
Same store gross margin % — used	9.4%	9.2%	0.2%	2.2%	10.9%	10.8%	0.1%	0.9%

Units
      Retail unit sales of used vehicles increased 3,790 units, or 4.5%, from 2003 to 2004 and increased 14,521 units, or 20.6%, from 2002 to 2003. The increase from 2003 to 2004 is due to a 7,350 unit increase from net dealership acquisitions during the year offset by a 3,560 unit, or 4.4%, decrease in same store used retail unit sales. We believe that the same store decrease is due in part to the challenging used vehicle market in the U.S. during 2004. The increase from 2002 to 2003 is due to a 4,650 unit, or 8.0%, increase in same store used retail unit sales coupled with a 9,871 unit increase from net dealership acquisitions during the year.

Revenues
      Used vehicle retail sales revenue increased $319.0 million, or 17.6%, from 2003 to 2004 and increased $418.0 million, or 30.1%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $67.8 million, or 4.0%, increase in same store revenues coupled with a $251.2 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a $1,856, or 8.9%, increase in comparative average selling price per vehicle, which increased revenue by $148.9 million, partially offset by the 4.4% decrease in retail unit sales, which decreased revenue by $81.1 million. The increase from 2002 to 2003 is due to a $78.5 million, or 7.8%, increase in same store revenues coupled with a $339.5 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 8.0% increase in retail unit sales, which increased revenue by $80.1 million, partially offset by a $28, or 0.2%, decrease in comparative average selling price per unit, which decreased revenue by $1.6 million.

Gross Profit
      Retail gross profit from used vehicle sales increased $23.4 million, or 14.3%, from 2003 to 2004 and increased $26.9 million, or 19.6%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $9.9 million, or 6.4%, increase in same store gross profit coupled with a $13.5 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to a $219, or 11.4%, increase in average gross profit per used vehicle retailed, which increased gross profit by $17.5 million, partially offset by the 4.4% decrease in used retail unit sales, which decreased gross profit by $7.6 million. The increase from 2002 to 2003 is due to a $10.1 million, or 9.5%, increase in same store gross profit coupled with a $16.8 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to the 8.0% increase in used retail unit sales, which increased gross profit by $8.7 million, coupled with a $24, or 1.3%, increase in average gross profit per used vehicle retailed, which increased gross profit by $1.4 million.

			2004 vs. 2003				2003 vs. 2002

	2004	2003	Change	% Change	2003	2002	Change	% Change
Finance and Insurance Data
Finance and insurance revenue	$231.8	$202.3	$29.5	14.6%	$202.3	$165.0	$37.3	22.6%
Same store finance and insurance revenue	$209.8	$194.4	$15.4	7.9%	$163.8	$145.4	$18.4	12.7%
Finance and insurance revenue per unit	$ 870	$ 809	$ 61	7.5%	$ 809	$ 758	$ 51	6.7%
Same store finance and insurance revenue per unit	$ 887	$ 814	$ 73	9.0%	$ 837	$ 779	$ 58	7.4%
      Finance and insurance revenue increased $29.5 million, or 14.6%, from 2003 to 2004 and increased $37.3 million, or 22.6%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $15.4 million, or 7.9%, increase in same store revenues coupled with a $14.1 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a $73, or 9.0%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $17.4 million, partially offset by the 0.9% decrease in retail unit sales, which decreased revenue by $2.0 million. The $73 increase in finance and insurance revenue per unit was due in part to our Sirius Satellite Radio promotion agreement, which was new in 2004. The increase from 2002 to 2003 is due to an $18.4 million, or 12.7%, increase in same store revenues coupled with an $18.9 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 4.9% increase in retail unit sales, which increased revenue by $7.6 million coupled with a $58, or 7.4%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $10.8 million.

			2004 vs. 2003				2003 vs. 2002

	2004	2003	Change	% Change	2003	2002	Change	% Change
Service and Parts Data
Service and parts revenue	$1,008.5	$815.0	$193.5	23.7%	$815.0	$652.9	$162.1	24.8%
Same store service and parts revenue	$862.9	$769.6	$93.3	12.1%	$566.4	$520.7	$45.7	8.8%
Gross profit	$544.0	$435.0	$109.0	25.1%	$435.0	$343.6	$91.4	26.6%
Same store gross profit	$462.1	$410.2	$51.9	12.7%	$299.4	$271.2	$28.2	10.4%
Gross margin	53.9%	53.4%	0.5%	0.9%	53.4%	52.6%	0.8%	1.5%
Same store gross margin	53.6%	53.3%	0.3%	0.6%	52.9%	52.1%	0.8%	1.5%

Revenues
      Service and parts revenue increased $193.5 million, or 23.7%, from 2003 to 2004 and increased $162.1 million, or 24.8%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $93.3 million, or 12.1%, increase in same store revenues coupled with a $100.2 million increase from net dealership acquisitions during the year. The increase from 2002 to 2003 is due to a $45.7 million, or 8.8%, increase in same store revenues coupled with a $116.4 million increase from net dealership acquisitions during the year.

      We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships, enhancements of warranty programs offered by certain manufacturers, and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit
      Service and parts gross profit increased $109.0 million, or 25.1%, from 2003 to 2004 and increased $91.4 million, or 26.6%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $51.9 million, or 12.7%, increase in same store revenues coupled with a $57.1 million increase from net dealership acquisitions during the year. The increase from 2002 to 2003 is due to a $28.2 million, or 10.4%, increase in same store revenues coupled with a $63.2 million increase from net dealership acquisitions during the year.
Selling, General and Administrative
      Selling, general and administrative “SG&A” expenses increased $189.2 million, or 19.8%, from 2003 to 2004 and increased $156.4 million, or 19.6%, from 2002 to 2003. The aggregate increase from 2003 to 2004 is primarily due to an $83.3 million, or 9.2%, increase in same store SG&A coupled with a $105.9 million increase from net dealership acquisitions during the year. The aggregate increase in SG&A from 2002 to 2003 is primarily due to a $34.0 million, or 5.2%, increase in same store SG&A, coupled with a $122.4 million increase from net dealership acquisitions during the year. The increase in same store SG&A expenses is due in large part to (1) increased variable selling expenses, including increases in variable compensation, as a result of the 8.7% and 7.7% increase in retail gross profit over the prior year in 2004 and 2003, respectively, (2) increased rent and related costs in both years due in part to our facility improvement and expansion program, and (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market. Such increases were offset in part in 2004 by a refund of U.K. consumption taxes and in 2003 by (1) reduced comparative legal and insurance expense and (2) the comparative effect of a $22.8 million charge for estimated employment contract costs recorded in 2002.
Depreciation and Amortization
      Depreciation and amortization increased $11.5 million, or 37.3%, from 2003 to 2004 and increased $10.1 million, or 48.7%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $9.5 million, or 31.9%, increase in same store depreciation and amortization coupled with a $1.9 million increase from net dealership acquisitions during the year. The same store increase is due in large part to our facility improvement and expansion program certain costs related to the relocation of certain U.K. franchises. The increase from 2002 to 2003 is due to a $7.3 million, or 44.6%, increase in same store depreciation and amortization coupled with a $2.8 million increase from net dealership acquisitions during the year. The same store increase is due in large part to our facility improvement and expansion program.
Floor Plan Interest Expense
      Floor plan interest expense increased $7.0 million, or 16.5%, from 2003 to 2004 and increased $8.9 million, or 26.4%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $3.5 million, or 8.5%, increase in same store floor plan interest expense coupled with a $3.5 million increase from net dealership acquisitions during the year. The same store increase is primarily due to a net increase in our weighted average borrowing rate during 2004 compared to 2003, coupled with a decrease in average floor plan notes outstanding. The increase from 2002 to 2003 is due to a $5.4 million, or 18.9%, increase in same store floor plan interest expense coupled with a $3.5 million increase from net dealership acquisitions during the year. The same store increase is primarily due to $6.0 million of incremental interest resulting from our March 2003 interest rate swap, pursuant to which a notional amount of $350.0 million of our floating rate floor plan debt was exchanged for a 3.15% fixed rate for a five year period, offset partially by a decrease in average inventories during 2003 compared to 2002.

Other Interest Expense
      Other interest expense increased $0.1 million, or 0.3%, from 2003 to 2004 and increased $4.6 million, or 11.9%, from 2002 to 2003. The increase from 2003 to 2004 is due primarily to an increase in our weighted average borrowing rate during 2004, offset in part by the reduction of outstanding indebtedness with the proceeds of the March 2004 sale of our common stock. The increase from 2002 to 2003 is due primarily to increased working capital advances and acquisition related indebtedness, offset in part by a decrease in our weighted average borrowing rate.
Income Taxes
      Income taxes increased $10.0 million, or 17.2%, from 2003 to 2004 and increased $15.4 million, or 36.1%, from 2002 to 2003. The increase in both years is due primarily to an increase in pre-tax income, offset by a reduction in our effective rate resulting primarily from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements (including floor plan arrangements), the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of December 31, 2004, we had working capital of $72.4 million, including $11.1 million of cash, available to fund operations and future acquisitions. In addition, we had $310.7 million and £67.2 million ($129.0 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, which are each discussed below.
      We paid cash dividends on our common stock on December 1, 2004 and March 1, 2005, each in the amount of eleven cents per share. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
      Our principal source of growth has come from acquisitions of automotive dealerships. We believe that our cash flow from operating activities and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of certain automobile manufacturers. There is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Inventory Financing
      We finance the majority of our new and a portion of our used vehicle inventories under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the vehicles we have financed. In the U.K., depending on the financing source, we pay interest only for 90, 180 or 365 days, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under the U.K. credit agreement. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on movements in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $1,266.7 million as of December 31, 2004, of which $335.4 million related to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement
      Our credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”) provides for up to $600.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50.0 million of availability for letters of credit, through September 30, 2007. The revolving loans bear interest between LIBOR plus 2.60% and LIBOR plus 3.75%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified tests and ratios as defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $254.8 million and $34.5 million, respectively, and we were in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement
      Our subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65.0 million in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Loans under the U.K. Credit Agreement bear interest between LIBOR plus 0.85% and LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15.0 million. Term loan capacity under the U.K. Credit Agreement was originally £10.0 million, which is reduced by £2.0 million every six months. As of December 31, 2004, term loan capacity under the U.K. Credit Agreement amounted to £6.0 million. The remaining £55.0 million of revolving loans mature on March 31, 2007. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests as defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of December 31, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £8.8 million ($16.8 million) and we were in compliance with all financial covenants under the U.K. Credit Agreement.

Senior Subordinated Notes
      We have outstanding $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of December 31, 2004 we were in compliance with all negative covenants and there were no events of default.

Interest Rate Swaps
      During January 2000, we entered into a swap agreement of five years duration pursuant to which a notional amount of $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended, pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, we terminated a swap agreement pursuant to which a notional amount of $350.0 million of our U.S. floating rate debt had been exchanged for fixed rate debt. The fair value of the swap upon termination was not significant. These swaps were designated as cash flow hedges of future interest payments of our LIBOR based U.S. floor plan borrowings.

Other Financing Arrangements
      In the past, we have entered into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and leasehold improvements to a third-party and agree to lease those assets back for a certain period of time. We believe we will continue to utilize these types of transactions in the future. Commitments under such leases are included in the table of contractual payment obligations below.

Capital Transaction
      On March 26, 2004, we sold an aggregate of 4,050,000 shares of our common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119.4 million, or $29.49 per share. The proceeds of the sale were used for general corporate purposes, which included reducing outstanding indebtedness under our credit agreements.
Cash Flows
      Cash and cash equivalents decreased by $2.0 million during the year ended December 31, 2004 and increased by $3.3 million and $6.9 million during the years ended December 31, 2003 and 2002. The major components of these changes are discussed below.

Cash Flows from Operating Activities
      Cash provided by operating activities was $191.8 million, $178.1 million and $84.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.

Cash Flows from Investing Activities
      Cash used in investing activities was $237.8 million, $180.5 million and $295.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $232.2 million, $200.5 million and $184.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $149.1 million, $133.4 million and $85.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash used in business acquisitions, net of cash acquired, was $168.2 million, $113.4 million and $197.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from investing activities include $13.6 million of proceeds received from the sale of an investment during the year ended December 31, 2004.

Cash Flows from Financing Activities
      Cash provided by financing activities was $32.7 million and $189.5 million during the years ended December 31, 2004 and 2002, respectively, and cash used in financing activities was $19.8 million during the year ended December 31, 2003. Cash flows from financing activities include net borrowings or repayments of long-term debt, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net repayments of long-term debt of $74.3 million and $25.6 million during the years ended December 31, 2004 and 2003, respectively. We had net borrowings of long-term debt of $78.3 million during the year ended December 31, 2002. During the years ended December 31, 2004, 2003 and 2002 we received proceeds of $125.4 million, $9.9 million and $135.3 million, respectively from the issuance of common stock. During the years ended December 31, 2004 and 2003, we paid $18.4 million and $4.1 million, respectively, of cash dividends to our stockholders. During the year ended December 31, 2002, we repurchased $16.0 million of our common stock and we paid $8.1 million of financing costs.

Contractual Payment Obligations
      The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2004. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, entering into new operating lease agreements, the amount of borrowings under our credit agreements and floor plan arrangements and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. See “ — Forward-Looking Statements.”

	Payments Due in

	Total	2005	2006	2007	2008	2009	Thereafter

	(In millions)
Floorplan Notes Payable(A)	$1,266.7	$1,266.7	$—	$—	$—	$—	$—
U.S. Credit Agreement(B)	254.8	—	—	254.8	—	—	—
U.K. Credit Agreement(B)	16.8	—	—	16.8	—	—	—
9.625% Senior Subordinated Notes	300.0	—	—	—	—	—	300.0
Other Debt	14.7	11.4	2.0	0.5	0.2	0.2	0.4
Operating Lease Commitments	1,561.4	128.0	124.5	120.5	117.1	113.6	957.7
Deferred Acquisition Payments	24.5	24.5	—	—	—	—	—
Employment Contract Termination Costs	8.4	8.4	—	—	—	—	—

	$3,447.3	$1,439.0	$126.5	$392.6	$117.3	$113.8	$1,258.1

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements.

(B)	Commitments under letters of credit expire concurrently with the expiration of our credit agreements.
      We expect that the amounts above will be funded through cash flow from operations. In the case of balloon payments at the end of the term of our debt instruments, we expect to be able to refinance such instruments in the normal course of business.

Commitments
      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of December 31, 2004, the maximum of future cumulative cash payments we may be required to make in connection with the put option amounted to $1.3 million.
      We have entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture relationship established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of formation of the joint venture relationship. Pursuant to this arrangement, we have entered into a joint venture agreement with respect to our Honda of Mentor dealership in Ohio. We are required to repurchase our partners’ interest in this joint venture in July 2008. We expect this payment to be approximately $2.7 million.
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

Mitsui Transaction
      On March 26, 2004, we sold an aggregate of 4,050,000 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $29.49 per share. Proceeds from the sale were used for general corporate purposes, which included reducing outstanding indebtedness under our credit agreements.

Other Related Party Interests
      James A. Hislop, one of our directors, is the President, Chief Executive Officer and a managing member of Penske Capital Partners, a director of Penske Corporation and a managing director of Transportation Resource Partners, an organization affiliated with Roger S. Penske which undertakes investments in transportation related industries. Mr. Penske also is a managing member of Penske Capital Partners. Richard J. Peters, one of our directors, is a director of Penske Corporation and a managing director of Transportation Resource Partners. One of our board members, Mr. Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our Executive Vice President and General Counsel, is also the President and a director of Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.

Other Transactions
      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and Automotive Group Realty II, LLC (together “AGR”), wholly-owned subsidiaries of Penske Corporation. From time to time we may sell AGR real property and improvements which are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price which is either independently confirmed by a third party appraiser or at the price for which we purchased the property from an independent third party. During 2004 and 2003, we paid $5.6 and $5.9 million, respectively to AGR under these lease agreements. In addition, in 2004 and 2003 we sold AGR real property and improvements for $30.8 and $19.3 million, respectively, which were subsequently leased by AGR to us.

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
      We are currently a tenant under a number of non-cancelable lease agreements with Samuel X. DiFeo and members of his family. Mr. DiFeo is our President and Chief Operating Officer. We paid $5.5 million during both 2004 and 2003 to Mr. DiFeo and his family under these lease agreements. We believe that the terms of these transactions are at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
      We have entered into joint ventures with certain related parties as more fully discussed below.
Joint Venture Relationships
      From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we acquire dealerships together with other investors. We may also provide these subsidiaries with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2004 our joint venture relationships are as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.90%	(A)
Edison, New Jersey	Ferrari	70.00%
Tysons Corner, Virginia	Mercedes-Benz, Maybach,	90.00%	(B)
	Audi, Porsche, Aston Martin,
Mentor, Ohio	Honda	70.00%
Munich, Germany	BMW	50.00%
Frankfurt, Germany	Lexus, Toyota	50.00%
Mexico	Toyota	48.70%
Mexico	Toyota	45.00%
Brazil	Chevrolet, Honda, Lexus	90.60%	(C)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 7.1% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(C)	Roger S. Penske, Jr. owns a 4.7% interest in this joint venture.
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
Seasonality
      Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to severe winters. The greatest U.S. seasonalities exist at the dealerships we operate in northeastern and upper mid-western states, for which the second and third quarters are the strongest with respect to vehicle-related sales. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year, due primarily to vehicle registration practices in the U.K. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.
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
      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our filings with the SEC. Important factors that could cause actual results to differ materially from our expectations include the following:

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions or successfully integrate acquisitions, we may not be able to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers may impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our overseas operations subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.

      Furthermore,

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
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
      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of December 31, 2004, a 100 basis point change in interest rates would result in an approximate $2.7 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or prime rate. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for 5.86% fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments, a 100 basis point change in interest rates would result in an approximate $9.0 million change to our annual interest expense.
      Interest rate fluctuations affect the fair market value of our fixed rate debt, including the Notes and certain seller financed promissory notes, but, with respect to such fixed rate instruments, do not impact our earnings or cash flows.
      Foreign Currency Exchange Rates. As of December 31, 2004, we have invested in franchised dealership operations in the U.K., Germany, Brazil and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows.
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
      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the fourth quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2004. In addition, we maintain internal controls designed to provide us with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The information set forth in “Management’s Report on Internal Control Over Financial Reporting” following the index to the Financial Statements is incorporated herein by reference.

Item 9B.	Other Information
      Not applicable.

PART III
      The information required by Items 10 through 14 is included in the Company’s definitive proxy statement under the caption “Election of Directors,” “Executive Officers,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Related Party Transactions,” “Other Matters” and “The Board of Directors and its Committees.” Such information is incorporated herein by reference. The following is a list of our executive officers and directors, including their principal occupation.

Name	Age	Position	Other Occupation

Roger S. Penske	68	Chairman of the Board,	Chairman of the Board and
		Chief Executive Officer	CEO of Penske Corporation
Samuel X. DiFeo	55	President, Chief Operating Officer
James R. Davidson	59	Executive Vice President —
		Finance
Robert H. Kurnick, Jr.	43	Executive Vice President,	President of Penske Corporation
		General Counsel
Paul F. Walters	61	Executive Vice President —	Executive Vice President —
		Human Resources	Administration of Penske Corporation
John D. Barr	56	Director	Chairman, Performance Logistics Group
Michael R. Eisenson	49	Director	Managing Director and CEO of Charlesbank Capital Partners, LLC
James A. Hislop	47	Director	Managing Director, Transportation Resource Partners, LLC
Hiroshi Ishikawa	42	Director	Executive Vice President — United Auto Group, Inc.
William J. Lovejoy	64	Director	Manager, Lovejoy & Associates, LLC
Kimberly J. McWaters	40	Director	CEO, Universal Technical Institute, Inc.
Eustace W. Mita	50	Director	Chairman, Achristavest, LLC
Lucio A. Noto	66	Director	Retired Vice Chairman, ExxonMobil Corporation
Richard J. Peters	57	Director	Managing Director, Transportation Resource Partners, LLC
Ronald G. Steinhart	64	Director	Retired Chairman and CEO Commercial Banking Group, Bank One Corporation
H. Brian Thompson	66	Director	Chairman, Comsat International

PART IV
Item 15.     Exhibits and Financial Statement Schedules
      (1) Financial Statements
      The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.
      (2) Financial Statement Schedules — Schedule II — Valuation and Qualifying Accounts.
      (3) Exhibits — See the Index of Exhibits following this item.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2005.

United Auto Group, Inc.

By:	/s/ Roger S. Penske

Roger S. Penske
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Roger S. Penske Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ James R. Davidson James R. Davidson	Executive Vice President — Finance (Principal Financial Officer) (Principal Accounting Officer)	March 14, 2005

/s/ John Barr John Barr	Director	March 14, 2005

/s/ Michael R. Eisenson Michael R. Eisenson	Director	March 14, 2005

/s/ James A. Hislop James A. Hislop	Director	March 14, 2005

/s/ Hiroshi Ishikawa Hiroshi Ishikawa	Director	March 14, 2005

/s/ William J. Lovejoy William J. Lovejoy	Director	March 14, 2005

/s/ Kimberly J. McWaters Kimberly J. McWaters	Director	March 14, 2005

/s/ Eustace W. Mita Eustace W. Mita	Director	March 14, 2005

/s/ Lucio A. Noto Lucio A. Noto	Director	March 14, 2005

Signature	Title	Date

/s/ Richard J. Peters Richard J. Peters	Director	March 14, 2005

/s/ Ronald G. Steinhart Ronald G. Steinhart	Director	March 14, 2005

/s/ H. Brian Thompson H. Brian Thompson	Director	March 14, 2005

INDEX OF EXHIBITS
      Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 10-Q filed on August 9, 2004).
3.2	Bylaws (incorporated by reference to exhibit 3.4 to our Form 10-Q filed on August 9, 2004).
4.1.1	Indenture dated as of March 18, 2002 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank One Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.3 to our registration statement on Form S-4, registration no. 333-87452, filed May 2, 2002).
4.1.2	First Supplemental Indenture dated as of December 19, 2003 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee (incorporated by reference to our 2003 Form 10-K filed March 15, 2004).
4.1.3	Second Supplemental Indenture dated as of July 12, 2004 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.
4.1.4	Third Supplemental Indenture dated as of January 5, 2005 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.
4.2	Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Services North America, LLC and Toyota Motor Credit Corporation (incorporated by reference to our September 8, 2004 Form 8-K).
4.3	Seconded Amended and Restated Security Agreement dated as of September 8, 2004 among United Auto Group, Inc., DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).
4.4.1	Credit Agreement dated February 28, 2003 between Sytner Group Limited and The Royal Bank of Scotland plc, as agent for National Westminster Bank plc (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).
4.4.2	Supplemental Agreement dated March 30, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited (incorporated by reference to our form 10-Q filed August 9, 2004).
4.4.3	Supplemental Agreement dated May 25, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited (incorporated by reference to our form 10-Q filed August 9, 2004).
10.1	Form of Dealer Agreement with Infiniti Division of Nissan North America, Inc. (incorporated by reference to exhibit 10.2.1 to our 2001 Form 10-K).
10.2	Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company (incorporated by reference to exhibit 10.2.2 to our 2001 Form 10-K).
10.3	Form of Dealer Agreement With Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
10.4	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).
10.5	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K)
10.6	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
10.7	Form of Dealer Agreement with Toyota Motor Company (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).
10.8	Form of Dealer Agreement with General Motors Corporation (incorporated by reference to exhibit 10.2.8 to our 2001 Form 10-K).

10.9	Form of Dealer Agreement with Nissan North America, Inc. (incorporated by reference to exhibit 10.2.9 to our 2001 Form 10-K).
10.10	Form of Sales and Service Agreement with Chrysler Corporation (incorporated by reference to exhibit 10.2.10 to our 2001 Form 10-K).
10.11	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
10.12	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
10.13	Form of Mercedes Benz USA, LLC Maybach Passenger Car Dealer Agreement (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2003).
10.14	Form of Sales and Service Agreement with Ford Motor Company (incorporated by reference to exhibit 10.2.13 to our 2001 Form 10-K).
10.15	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit 10.2.14 to our 2001 Form 10-K).
10.16	Form of Dealer Agreement with Acura Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).
10.17	Form of Sales and Service Agreement with Porsche Cars North America (incorporated by reference to exhibit 10.2.16 to our 2001 Form 10-K).
10.18	Form of Dealer Agreement with Land Rover North America, Inc. (incorporated by reference to exhibit 10.2.17 to our 2001 Form 10-K).
*10.19	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo.
*10.20	Letter Agreement dated August 2, 2000 amending the Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo.
*10.21	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske (incorporated by reference to exhibit 10.3 to our Form 8-K filed August 13, 1999).
*10.22	Quarterly Bonus Criteria for James R. Davidson.
*10.23	United Auto Group, Inc. Amended and Restated Stock Option Plan dated as of December 10, 2003. (incorporated by reference to our 2003 10-K filed March 15, 2004).
*10.24	Amended and Restated United Auto Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to our 2003 10-K filed March 15, 2004).
*10.25	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).
*10.26	Amended and Restated United Auto Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to our 10-Q filed August 9, 2004).
*10.27	United Auto Group, Inc. Management Incentive Plan (effective July 1, 2003) (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.28	Limited Liability Company Agreement of UAG Mentor Acquisition, LLC dated July 1, 2003 between us and YAG Acquisition, LLC dated July 1, 2003 between us and YAG Mentor Investors, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.29.1	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.29.2	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2003.
10.29.3	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).

10.30	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement (incorporated by reference to exhibit 10.24 to our Form 10-Q for the quarter ended June 30, 2000).
10.31	Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc. and CarsDirect.com, Inc. (incorporated by reference to exhibit 10.25 to our Form 10-Q for the quarter ended June 30, 2000).
10.32	Registration Rights Agreement dated May 3, 1999 by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C. (incorporated by reference to exhibit 10.20.7 to our Form 8-K filed on May 10, 1999).
10.33	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K for the year ended December 31, 2000).
10.34	Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).
10.35	Letter Agreement among Penske Corporation, Penske Capital Partners, L.L.C., Penske Automotive Holdings Corp., International Motor Cars Group I, L.L.C., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated April 4, 2003 (incorporated by reference to exhibit 5 to the Schedule 13D filed by Mitsui on April 10, 2003).
10.36	Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and United Auto Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).
10.37	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr. (incorporated by reference to exhibit 10.28.1 to registration statement no. 333-82264 filed February 6, 2002).
10.38	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA (incorporated by reference to exhibit 10.29 to our Form 10-Q for the quarter ended June 30, 2001).
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG Audit Plc.
31.1	Rule 13a-14(a)/15(d)-14(a) Certifications.
32	Section 1350 Certifications.
99.1	Risk Factors relating to United Auto Group.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED AUTO GROUP, INC
As of December 31, 2004 and 2003 and for the years ended
December 31, 2004, 2003 and 2002

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of United Auto Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors that the Company’s internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      The Company’s independent auditors that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-4.
United Auto Group, Inc.
March 14, 2005
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of UAG UK Holdings Limited (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors that the Company’s internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      The Company’s independent auditors that audited the consolidated financial statements of UAG UK Holdings Limited have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-7.
UAG UK Holdings Limited
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of United Auto Group, Inc.
Bloomfield Hills, Michigan
      We have audited the accompanying consolidated balance sheets of United Auto Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of UAG UK Holdings Limited (a consolidated subsidiary) for the years ended December 31, 2004, 2003 and 2002, which statements reflect total assets constituting 21% and 15% of the Company’s consolidated total assets as of December 31, 2004 and 2003, respectively, and total revenues constituting 26%, 20% and 15% of the Company’s consolidated total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited as of December 31, 2004 and 2003, and the years ended December 31, 2004, 2003 and 2002 is based solely on the report of such other auditors.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
      In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits and the report of other auditors.
      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for cash consideration received from a vendor in 2003 to conform to Emerging Issues Task Force Issue No. 02-16.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
United Auto Group, Inc.
Bloomfield Hills, Michigan
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Auto Group, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of UAG UK Holdings Limited, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 21% and 26% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. The effectiveness of UAG UK Holdings Limited’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinions, insofar as they relate to the effectiveness of UAG UK Holdings Limited’s internal control over financial reporting, are based solely on the report of the other auditors.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, based on our audit and the report of the other auditors, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004, and the financial statement schedule included in Item 15. Our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s change in accounting for certain consideration received from vendors to conform with Emerging Issues Task Force Issue 02-16 based on our audit and the report of other auditors.

/s/ Deloitte & Touche LLP
New York, NY
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
UAG UK Holdings Limited:
      We have audited the consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UAG UK Holdings Limited’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG Audit Plc
Birmingham, United Kingdom
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
UAG UK Holdings Limited:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that UAG UK Holdings Limited (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Plc
Birmingham, United Kingdom
March 14, 2005

UNITED AUTO GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$11,061	$13,076
Accounts receivable, net	382,098	346,367
Inventories	1,326,553	1,157,878
Other current assets	44,424	42,963

Total current assets	1,764,136	1,560,284
Property and equipment, net	414,718	366,070
Goodwill	1,064,126	989,446
Franchise value	183,084	93,720
Other assets	87,117	89,007
Assets of discontinued operations	19,620	45,671

Total Assets	$3,532,801	$3,144,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,266,656	$1,114,766
Accounts payable	221,206	168,425
Accrued expenses	192,479	184,055
Current portion of long-term debt	11,367	8,540

Total current liabilities	1,691,708	1,475,786
Long-term debt	574,970	643,145
Other long-term liabilities	179,116	167,540
Liabilities of discontinued operations	11,972	29,315

Total Liabilities	2,457,766	2,315,786

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding at December 31, 2004 and 2003	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 51,333 shares issued, including 4,850 treasury shares, at December 31, 2004; 46,522 shares issued, including 4,830 treasury shares, at December 31, 2003	5	4
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding at December 31, 2004 and 2003	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding at December 31, 2004 and 2003	—	—
Additional paid-in-capital	716,273	582,104
Retained earnings	305,881	212,605
Unearned compensation	(4,587)	(2,616)
Accumulated other comprehensive income	57,463	36,315

Total Stockholders’ Equity	1,075,035	828,412

Total Liabilities and Stockholders’ Equity	$3,532,801	$3,144,198

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
New vehicle sales	$5,683,368	$4,947,931	$4,169,286
Used vehicle sales	2,127,497	1,808,507	1,390,531
Finance and insurance	231,830	202,307	165,019
Service and parts	1,008,519	815,039	652,889
Fleet sales	127,993	99,998	87,079
Wholesale vehicle sales	707,004	515,403	435,042

Total revenues	9,886,211	8,389,185	6,899,846
Cost of sales	8,436,153	7,171,332	5,902,893

Gross profit	1,450,058	1,217,853	996,953
Selling, general and administrative expenses	1,144,207	955,021	798,605
Depreciation and amortization	42,146	30,689	20,634

Operating income	263,705	232,143	177,714
Floor plan interest expense	(49,723)	(42,697)	(33,775)
Other interest expense	(42,973)	(42,835)	(38,284)
Other income	11,469	—	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	182,478	146,611	105,655
Minority interests	(2,047)	(2,272)	(1,996)
Income taxes	(67,880)	(57,916)	(42,565)

Income from continuing operations before cumulative effect of accounting change	112,551	86,423	61,094
Income (loss) from discontinued operations, net of tax	(864)	(436)	1,147

Income before cumulative effect of accounting change	111,687	85,987	62,241
Cumulative effect of accounting change, net of tax	—	(3,058)	—

Net income	111,687	82,929	62,241
Preferred dividends	—	—	(6,293)

Income available to common stockholders	$111,687	$82,929	$55,948

Basic earnings per share:
Continuing operations	$2.50	$2.12	$1.47
Discontinued operations	(0.02)	(0.01)	0.03
Cumulative effect of accounting change	—	(0.07)	—

Net income	$2.48	$2.03	$1.50

Shares used in determining basic earnings per share	44,960	40,826	37,245

Diluted earnings per share:
Continuing operations	$2.47	$2.09	$1.48
Discontinued operations	(0.02)	(0.01)	0.03
Cumulative effect of accounting change	—	(0.07)	—

Net income	$2.45	$2.00	$1.51

Shares used in determining diluted earnings per share	45,613	41,434	41,161

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Class A		Class B		Voting and
	Convertible		Convertible		Non-voting
	Preferred Stock		Preferred Stock		Common Stock

	Issued		Issued		Issued
	Shares	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands)
Balances, December 31, 2001	8,794	—	649	—	23,540,231	$2
Issuance of common stock	(1,913)	—	—	—	9,936,812	1
Exercise of options	—	—	—	—	441,407	—
Repurchase of common stock	—	—	—	—	(1,009,463)	—
Payment in kind dividends	152	—	3	—	—	—
Conversion of preferred stock to common stock	(7,033)	—	(652)	—	7,688,823	1
Payment of preferred stock dividends	—	—	—	—	—	—
Fair value of interest rate swap agreements	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balances, December 31, 2002	—	—	—	—	40,597,810	4
Issuance of restricted stock	—	—	—	—	324,195	—
Exercise of options	—	—	—	—	800,163	—
Unrealized appreciation of investment, net of tax	—	—	—	—	—	—
Dividends	—	—	—	—	—	—
Fair value of interest rate swap agreements	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balances, December 31, 2003	—	—	—	—	41,722,168	4
Sale of common stock	—	—	—	—	4,050,000	1
Issuance of restricted stock	—	—	—	—	152,566	—
Exercise of options	—	—	—	—	557,870	—
Unrealized appreciation of investment, net of tax	—	—	—	—	—	—
Dividends	—	—	—	—	—	—
Fair value of interest rate swap agreements	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balances, December 31, 2004	—	—	—	—	46,482,604	$5

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
				Other
	Additional			Comprehensive	Total
	Paid-in	Retained	Unearned	Income	Stockholders’	Comprehensive
	Capital	Earnings	Compensation	(Loss)	Equity	Income

	(Dollars in thousands)
Balances, December 31, 2001	$445,311	$78,750	$—	$(8,380)	$515,683	$36,365

Issuance of common stock	124,184	—	—	—	124,185	—
Exercise of options	7,682	—	—	—	7,682	—
Repurchase of common stock	(16,000)	—	—	—	(16,000)	—
Payment in kind dividends	4,267	(4,267)	—	—	—	—
Conversion of preferred stock to common stock	(835)	—	—	—	(834)	—
Payment of preferred stock dividends	—	(2,930)	—	—	(2,930)	—
Fair value of interest rate swap agreements	—	—	—	(3,815)	(3,815)	(3,815)
Foreign currency translation	—	—	—	18,230	18,230	18,230
Net income	—	62,241	—	—	62,241	62,241

Balances, December 31, 2002	564,609	133,794	—	6,035	704,442	76,656

Issuance of restricted stock	4,111	—	(2,616)	—	1,495	—
Exercise of options	13,384	—	—	—	13,384	—
Unrealized appreciation of investment, net of tax	—	—	—	5,718	5,718	5,718
Dividends	—	(4,118)	—	—	(4,118)	—
Fair value of interest rate swap agreements	—	—	—	3,552	3,552	3,552
Foreign currency translation	—	—	—	21,010	21,010	21,010
Net income	—	82,929	—	—	82,929	82,929

Balances, December 31, 2003	582,104	212,605	(2,616)	36,315	828,412	113,209

Sale of common stock	119,435	—	—	—	119,436	—
Issuance of restricted stock	4,798	—	(1,971)	—	2,827	—
Exercise of options	9,936	—	—	—	9,936	—
Unrealized appreciation of investment, net of tax	—	—	—	(5,718)	(5,718)	(5,718)
Dividends	—	(18,411)	—	—	(18,411)	—
Fair value of interest rate swap agreements	—	—	—	582	582	582
Foreign currency translation	—	—	—	26,284	26,284	26,284
Net income	—	111,687	—	—	111,687	111,687

Balances, December 31, 2004	$716,273	$305,881	$(4,587)	$57,463	$1,075,035	$132,835

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Operating Activities:
Net income	$111,687	$82,929	$62,241
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	42,146	30,689	20,634
Amortization of unearned compensation	2,828	1,495	—
Gain on sale of investment	(11,469)	—	—
Deferred income taxes	27,368	26,614	12,878
Long-term contract settlement	—	—	22,839
Cumulative effect of accounting change	—	3,058	—
Minority interests and other	2,047	2,305	1,968
Changes in operating assets and liabilities:
Accounts receivable	(25,053)	(47,432)	(28,220)
Inventories	(94,513)	(220,365)	(185,423)
Floor plan notes payable	108,661	238,988	179,526
Accounts payable and accrued expenses	51,391	62,970	(24,381)
Other	(23,324)	(3,125)	21,898

Net cash from operating activities	191,769	178,126	83,960

Investing Activities:
Purchase of equipment and improvements	(232,205)	(200,466)	(184,019)
Proceeds from sale-leaseback transactions	149,076	133,373	85,500
Dealership acquisitions, net	(168,184)	(113,356)	(197,343)
Proceeds from sale of investment	13,566	—	—

Net cash from investing activities	(237,747)	(180,449)	(295,862)

Financing Activities:
Net borrowings (repayments) of long-term debt	(74,297)	(25,608)	78,253
Proceeds from issuance of common stock	125,433	9,907	135,295
Dividends	(18,411)	(4,118)	—
Deferred financing costs	—	—	(8,065)
Repurchase of common stock	—	—	(16,000)

Net cash from financing activities	32,725	(19,819)	189,483

Net cash from discontinued operations	11,238	25,414	29,364

Net increase (decrease) in cash and cash equivalents	(2,015)	3,272	6,945
Cash and cash equivalents, beginning of year	13,076	9,804	2,859

Cash and cash equivalents, end of year	$11,061	$13,076	$9,804

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$92,469	$86,144	$63,370
Income taxes	20,133	19,198	20,006
Acquisition costs financed with assumed debt	5,790	—	22,448
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
      The Company’s parts and service departments provide preparation and reconditioning services for its dealerships’ new and used vehicle departments, for which the new and used vehicle departments are charged as if they were third parties. During 2004 the Company determined that revenue and cost of sales had not been reduced by the intracompany charge for such work performed by certain of the Company’s dealerships. Revenue and cost of sales in 2004 have been reduced for intracompany charges at the identified dealerships and previously reported amounts have been revised to eliminate these intracompany charges. Service and parts revenue and cost of sales have been reduced by $85,391 and $78,174 for the years ended December 31, 2003 and 2002, respectively. The eliminations do not have a material impact on service and parts revenue, gross profit, operating income, income from continuing operations, net income, earnings per share, cash flows, or financial position for any period.

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

Accounting Change
      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the price of the vendors’ product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption, that decreased net income for the year ended December 31, 2003 by $3,058, net of tax, or $0.07 per diluted share.

Cash and Cash Equivalents
      Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

Contracts in Transit
      Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. Further, the finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, contracts in transit represent amounts due from the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s Consolidated Balance Sheets, amounted to $156,274 and $151,013 as of December 31, 2004 and 2003, respectively.

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

Income Taxes
      Tax regulations may require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses which are not deductible on the tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax effect in its financial statements. Deferred tax liabilities generally represent expenses recognized in the Company’s financial statements for which payment has been deferred or deductions taken on the tax return which have not yet been recognized as expense in the Company’s financial statements. The

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company establishes valuation allowances for deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.

Intangible Assets
      The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations consummated subsequent to July 1, 2001, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. The Company believes the franchise value of its dealerships have an indefinite life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost;

•	The Company’s history shows that manufacturers have not terminated franchise agreements.
      Following is a summary of the changes in the carrying amount of goodwill and franchise value for the year ended December 31, 2004:

		Franchise
	Goodwill	Value

Balance — January 1, 2004	$989,446	$93,720
Additions during period	58,938	83,546
Foreign currency translation	15,742	5,818

Balance — December 31, 2004	$1,064,126	$183,084

Impairment Testing
      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of an estimate of its fair value with its carrying value. If the carrying value of a franchise exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company also evaluates the remaining useful life of its franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed at the “reporting unit” level. The Company has three “regions,” each of which has been determined to be a reporting unit. If the carrying amount of a reporting unit is determined to exceed its estimated fair value, an impairment loss is recognized in an amount equal to that excess.

Investments
      Investments include marketable securities and investments in businesses accounted for under the equity method and the cost method. Marketable securities include investments in debt and equity securities. Marketable securities held by the Company are typically classified as available for sale and are stated at fair value in the balance sheet with unrealized gains and losses included in other comprehensive income, a separate component of stockholders’ equity. Declines in investment values that are deemed to be other than temporary

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
would result in an impairment charge reducing the investments’ carrying value to fair value. A majority of the Company’s investments are in joint venture relationships. Such joint ventures relationships are accounted for under the equity method, pursuant to which the Company records its proportionate share of the joint venture’s income each period. The Company has approximately $5,200 of investments accounted for under the cost method.

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

Fair Value of Financial Instruments
      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, including floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes and interest rate swaps, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates. The fair value of the subordinated notes and interest rate swap was approximately $334,500 and $19,112, respectively, at December 31, 2004.

Revenue Recognition

Vehicle, Parts and Service Sales
      The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction to sales at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as earned.

Finance and Insurance Sales
      The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. The Company also receives commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the ultimate amount of chargebacks the Company will be required to pay. Such estimate of chargeback exposure is based on historical chargeback experience arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans
      The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are typically based on the level of compensation and contributions by plan participants. The Company incurred expense of $7,484, $7,729 and $3,811 relating to such plans during the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising
      Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred total advertising costs of $83,482, $74,629 and $59,804 during the years ended December 31, 2004, 2003 and 2002, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of selling, general and administrative expense, were $11,938, $11,250 and $11,471 during the years ended December 31, 2004, 2003 and 2002, respectively.

Self Insurance
      The Company retains risk relating to certain of its general liability insurance, workers’ compensation insurance and employee medical benefits in the United States. As a result, the Company is likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk retained varies by program, but the Company typically pays per occurrence deductibles and, for certain exposures, has pre-determined maximum exposure limits for each insurance period. The majority of losses, if any, above the pre-determined exposure limits are typically paid by third-party insurance carriers. The Company’s estimate of future losses is prepared by management using the Company’s historical loss experience and industry based development factors.

Earnings Per Share
      Basic earnings per share is computed using net income, as adjusted to reflect dividends relating to outstanding preferred stock and the weighted average number of common shares outstanding. Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, restricted stock, preferred stock and warrants. For the years ended December 31, 2003 and 2002, 487 and 505 shares attributable to outstanding common stock equivalents were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 follows:

	Year Ended December 31,

	2004	2003	2002

Weighted average number of common shares outstanding	44,960	40,826	37,245
Effect of stock options	445	479	925
Effect of restricted stock	208	129	—
Effect of preferred stock	—	—	2,778
Effect of warrants	—	—	213

Weighted average number of common shares outstanding, including effect of dilutive securities	45,613	41,434	41,161

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation
      Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 2,100 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of December 31, 2004, 1,773 shares of common stock were available for grant under the Plan.
      Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for option grants using the intrinsic value method. All options have been granted with a strike price at or above fair market value on the date of grant. As a result, no compensation expense has been recorded in the financial statements with respect to option grants. The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock Based Compensation,” as amended and interpreted. Had the Company elected to recognize compensation expense for option grants using the fair value method, pro forma net income and pro forma basic and diluted earnings per share would have been as follows:

	Year Ended December 31,

	2004	2003	2002

Net income(1)	$111,687	$82,929	$62,241
Fair value method compensation expense attributable to stock-based compensation, net of tax	1,232	1,591	2,300

Pro forma net income	$110,455	$81,338	$59,941

Basic earnings per share	$2.48	$2.03	$1.50

Pro forma basic earnings per share	$2.46	$1.99	$1.45

Diluted earnings per share	$2.45	$2.00	$1.51

Pro forma diluted earnings per share	$2.42	$1.97	$1.46

Weighted average fair value of options granted	$5.67	$12.95	$11.11
Expected dividend yield	1.6%	0%	0%
Risk free interest rates	3.50%	4.00%	4.00%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	24.00%	61.00%	60.80%

(1)	Includes approximately $1,767 and $904 of compensation expense, net of tax, related to restricted stock grants, for the years ended December 31, 2004 and 2003, respectively.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      See footnote 12 for a detailed description of the Company’s stock compensation plans.

New Accounting Pronouncements
      The Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment”, which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R focuses primarily on accounting for share-based payment transactions as it relates to employee services, establishes accounting standards for equity instruments that an entity exchanges for goods or services and addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R will require the Company to expense the grant-date fair value of equity compensation awards over their vesting period.
      The Company currently accounts for equity compensation awards in accordance with APB 25, pursuant to which the issuance of stock options generally resulted in the recognition of no compensation expense but required pro forma disclosure showing the effect on net income and earnings per share as if the Company had recorded the fair value of the grants as compensation expense.
      Statement No. 123R is effective for the Company as of July 1, 2005. The Company is evaluating the adoption criteria outlined in SFAS No. 123R, but does not believe that adoption will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
2.     Unusual Items
      During 2002, the Company recorded a $22,839 ($13,589 after-tax) charge (the “Charge”). The Charge related primarily ($20.3 million) to the accrual of an estimate of the costs associated with the employment contracts of certain employees terminated in December 2002 in connection with a streamlining of operations in the western region of the United States. Under the terms of the separation agreements, the Company is required to continue to pay the terminated employees under the terms of their employment agreements through October 2005. The Charge was included in selling, general and administrative expense and payments will be made through October 2005; the unpaid balance is approximately $8,386 as of December 31, 2004. The remainder of the charge included the cost of a non-compete agreement with a former member of management which the Company determined no longer had a continuing economic benefit.
3.     Business Combinations
      During each of the years presented, the Company completed a number of acquisitions. Each of these acquisitions has been accounted for using the purchase method of accounting. As a result, the Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.
      During 2004, the Company acquired 29 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $168,184 in cash and the assumption of approximately $5,790 of debt. The consolidated balance sheets include preliminary allocations of the purchase price relating to such acquisitions, resulting in the recognition of $58,938 of goodwill and $83,546 of franchise value. During 2003, the Company acquired 26 automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $113,356 in cash. The consolidated balance sheets include allocations of the purchase price relating to such acquisitions, resulting in the recognition of $25,251 of goodwill and $47,935 of franchise value.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2004 and 2003 give effect to acquisitions consummated during 2004 and 2003 as if they had occurred on January 1, 2003.

	December 31,

	2004	2003

Revenues	$10,305,578	$9,278,836
Income from continuing operations	117,503	93,388
Net income	116,639	89,894
Net income per diluted common share	$2.56	$2.17
      In July 2001, the Company invested in the Tulsa Auto Collection, a group of dealerships owned indirectly by Ford Motor Company, in Tulsa, Oklahoma, which consists of dealerships representing the Ford, Jaguar and Mazda brands. In January 2005, the Company acquired the remaining interest in these dealerships for approximately $24,450.
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

	Year Ended December 31,

	2004	2003	2002

Revenues	$124,559	$329,305	$598,475
Pre-tax loss	(4,178)	(4,880)	(5,426)
Gain on disposal	2,802	4,160	7,347

	December 31,	December 31,
	2004	2003

Inventories	$10,585	$25,990
Other assets	9,035	19,681

Total Assets	$19,620	$45,671

Floor plan notes payable	$9,062	$23,710
Other liabilities	2,910	5,605

Total Liabilities	$11,972	$29,315

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Inventories
      Inventories consisted of the following:

	December 31,

	2004	2003

New vehicles	$1,016,351	$890,026
Used vehicles	247,629	215,841
Parts, accessories and other	62,573	52,011

Total inventories	$1,326,553	$1,157,878

6.     Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2004	2003

Buildings and leasehold improvements	$319,368	$283,910
Furniture, fixtures and equipment	201,675	156,704

Total	521,043	440,614
Less: Accumulated depreciation and amortization	106,325	74,544

Property and equipment, net	$414,718	$366,070

7.     Floor Plan Notes Payable
      The Company finances the majority of its new and a portion of its used vehicle inventories under revolving floor plan financing arrangements with various lenders. In the U.S., the Company typically makes monthly interest payments on the amount financed, but is not required to make loan principal repayments prior to the sale of the vehicles. In the U.K., depending on the financing source, principal balances outstanding for 90, 180 or 365 days must be repaid whether the vehicle has been sold or not. Outstanding borrowings under floor plan financing arrangements amounted to $1,266,656 and $1,114,766 as of December 31, 2004 and 2003, respectively, of which $335,399 and $252,992 related to inventory held by our U.K. subsidiaries.
      The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates on the floor plan agreements are variable and increase or decrease based on movements in prime or LIBOR borrowing rates. The weighted average interest rate on floor plan borrowings was 4.22%, 4.48% and 5.13% for the years ended December 31, 2004, 2003 and 2002, respectively. The Company receives non-refundable credits from certain of its vehicle manufacturers, which are treated as a reduction of cost of goods sold as vehicles are sold. Such credits amounted to $35,468, $32,388 and $30,068 during the years ended December 31, 2004, 2003 and 2002, respectively.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Long-Term Debt
      Long-term debt consisted of the following:

	December 31,	December 31,
	2004	2003

U.S. Credit Agreement	$254,800	$312,000
U.K. Credit Agreement	16,836	35,203
9.625% Senior Subordinated Notes due 2012	300,000	300,000
Other	14,701	4,482

Total long-term debt	586,337	651,685
Less: Current portion	11,367	8,540

Net long-term debt	$574,970	$643,145

      Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2005	$11,367
2006	1,961
2007	272,090
2008	198
2009	201
2010 and thereafter	300,520

Total long-term debt	$586,337

U.S. Credit Agreement
      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”), which provides for up to $600,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50,000 of availability for letters of credit, through September 30, 2007. The revolving loans bear interest between LIBOR plus 2.60% and LIBOR plus 3.75%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified tests and ratios as defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $254,800 and $34,520, respectively, and the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement
      The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65,000 in revolving and term loans to be used for acquisitions, working capital, and general

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
corporate purposes. Loans under the U.K. Credit Agreement bear interest between LIBOR plus 0.85% and LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15,000. Term loan capacity under the U.K. Credit Agreement was originally £10,000, which is reduced by £2,000 every six months. As of December 31, 2004, term loan capacity under the U.K. Credit Agreement amounted to £6,000. The remaining £55,000 of revolving loans mature on March 31, 2007. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests as defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of December 31, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £8,776 ($16,836) and the Company was in compliance with all financial covenants under the U.K. Credit Agreement.

Senior Subordinated Notes
      The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the Notes at its option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of December 31, 2004, the Company was in compliance with all negative covenants and there were no events of default.
9.     Interest Rate Swaps
      During January 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The fixed rate interest was 7.15%. In October 2002, the terms of this swap were amended, pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, the Company terminated a swap agreement pursuant to which a notional $350,000 of its U.S. floating rate debt had been exchanged for fixed rate debt. The fair value of the swap upon termination was not significant. These swaps were designated as cash flow hedges of future interest payments of the LIBOR based U.S. floor plan borrowings.
10.     Commitments and Contingent Liabilities
      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. The Company is a party to several class action lawsuits. As of December 31, 2004, the Company is not party to any legal proceeding, including the class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of its common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase no more than 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made relating to the put option. As of December 31, 2004, the maximum of future cumulative cash payments that the Company may be required to make in connection with the put option amounted to $1,300.
      The Company has entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture relationship established pursuant to this agreement, the Company is required to repurchase its partner’s interest at the end of the five-year period following the date of formation of the joint venture relationship. Pursuant to this arrangement, the Company has entered into a joint venture agreement with respect to the Honda of Mentor dealership. The Company is required to repurchase its partners’ interest in this joint venture relationship in July 2008. The Company expects this payment to be approximately $2,700.
      The Company typically leases its dealership facilities and corporate offices under non-cancelable operating lease agreements with expiration dates through 2035, including all option periods available to the Company. The Company’s lease arrangements typically allow for a base term with options for extension in the Company’s favor and include escalation clauses tied to the Consumer Price Index.
      Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2004 are as follows:

2005	$127,966
2006	124,534
2007	120,486
2008	117,117
2009	113,621
2010 and thereafter	957,683

$1,561,407

      Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $100,697, $81,747 and $60,575, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. Of the total rental payments, $10,739, $11,384 and $19,124, respectively, were made to related parties during 2004, 2003, and 2002, respectively (See Note 11).
      As of December 31, 2004, the Company has available unused letters of credit of approximately $15,500 under its U.S. Credit Agreement.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Related Party Transactions
      The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC (“AGR”), a wholly-owned subsidiary of Penske Corporation. During the years ended December 31 2004, 2003 and 2002, the Company paid $5,590, $5,884 and $10,228, respectively, to AGR under these lease agreements. In addition, during the years ended December 31 2004, 2003 and 2002 the Company sold AGR real property and improvements for $30,800, $19,300 and $50,000, respectively, which were subsequently leased by AGR to the Company. The sale of each parcel of property was valued at a price which was either independently confirmed by a third party appraiser or at the price for which the Company purchased the property from an independent third party. In addition, the Company sometimes pays and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business including the transactions with AGR, and reimbursements for payments made to third parties by Penske Corporation on the Company’s behalf. Payments made relating to services rendered reflect the provider’s cost or an amount mutually agreed upon by both parties, which the Company believes represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
      The Company is also currently a tenant under a number of non-cancelable lease agreements with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. A number of the lease agreements are with Samuel X. DiFeo and members of his family. Mr. DiFeo is the Company’s President and Chief Operating Officer. During the years ended December 31 2004, 2003 and 2002 the Company paid $5,500, $5,500 and $4,000, respectively, to Mr. DiFeo and his family under these lease agreements. The Company believes that the terms of these transactions are at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
      From time to time the Company enters into joint venture relationships in the ordinary course of business, pursuant to which it acquires dealerships together with other investors. The Company may also provide these ventures with working capital and other debt financing at costs that are based on the Company’s incremental borrowing rate. As of December 31, 2004, the Company’s joint venture relationships are as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.90%	(A)
Edison, New Jersey	Ferrari	70.00%
Tysons Corner, Virginia	Mercedes-Benz, Maybach, Audi, Porsche, Aston Martin	90.00%	(B)
Mentor, Ohio	Honda	70.00%
Munich, Germany	BMW	50.00%
Frankfurt, Germany	Lexus, Toyota	50.00%
Mexico.	Toyota	48.70%
Mexico.	Toyota	45.00%
Brazil	Chevrolet, Honda, Lexus	90.60%	(C)

(A)	An entity controlled by one of the Company’s directors, Lucio A. Noto (the “Investor”), owns a 7.1% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(C)	Roger S. Penske, Jr. owns a 4.7% interest in this joint venture.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     Stock-Based Compensation
      During 2004 and 2003, the Company granted 153 and 324 shares, respectively of restricted common stock at no cost to participants under the Plan. The restricted stock entitles the participants to vote their respective shares and receive dividends. However, the shares are subject to forfeiture and are non-transferable, which restrictions lapse over a three to four year period from the grant date. The grant date fair value of the restricted stock is amortized to expense over the restriction period. The Company recognizes compensation expense for awards with graded vesting under the accelerated expense attribution method. During 2004 and 2003, the Company recorded $5,092 and $4,111 of deferred compensation expense related to the restricted stock, of which $4,587 remained unamortized at December 31, 2004.
      Presented below is a summary of the status of stock options held by eligible employees during 2004, 2003 and 2002:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,506	$14.29	1,862	$14.22	1,816	$11.82
Granted	5	24.69	29	16.78	575	20.14
Exercised	515	10.79	355	13.55	361	10.83
Forfeited	54	14.18	30	12.11	168	15.81

Options outstanding at end of year	942	$16.34	1,506	$14.29	1,862	$14.22

      The following table summarizes the status of stock options outstanding and exercisable at January 1, 2005:

		Weighted	Weighted		Weighted
	Stock	Average	Average	Stock	Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$7 to $13	331	4.37	$9.85	326	$9.83
13 to 30	611	5.29	19.63	560	19.45

	942			886

      During 1999, in connection with the Securities Purchase Agreement described in Note 13, the Company issued 800 options to purchase Common Stock with an exercise price of $10.00 per share, the then fair value. As of December 31, 2004, 400 of such options remain outstanding.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Stockholders’ Equity

Comprehensive Income (Loss)
      The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized
			Gain (Loss)	Accumulated
		Unrealized	on Derivative	Other
	Currency	Appreciation	Financial	Comprehensive
	Translation	of Investment	Instruments	Income (Loss)

Balances at December 31, 2001	$(1,175)	$—	$(7,205)	$(8,380)
Change	18,230	—	(3,815)	14,415

Balances at December 31, 2002	17,055	—	(11,020)	6,035
Change	21,010	5,718	3,552	30,280

Balances at December 31, 2003	38,065	5,718	(7,468)	36,315
Change	26,284	(5,718)	582	21,148

Balances at December 31, 2004	$64,349	$—	$(6,886)	$57,463

Other Transactions
      On March 26, 2004, the Company sold an aggregate of 4,050 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $29.49 per share. The proceeds of the sale were used for general corporate purposes, which included reducing outstanding indebtedness under the Company’s credit agreements.
      In September 2002, the Company repurchased 1,009 shares of its common stock from Combined Specialty Insurance Company, a wholly owned subsidiary of Aon Corporation, for $16,000. To date, the Company has repurchased 1,397 shares of its common stock at an aggregate cost of $21,790 under the terms of a repurchase program for up to three million shares that was authorized by the Company’s Board of Directors in September 2001. Treasury stock is accounted for by the cost method.
      In March 2002, the Company completed the sale of 3,000 shares of voting common stock to the public in an underwritten registered offering at $22.00 per share. Net proceeds to the Company totaled approximately $60,873, which was used to repay indebtedness under the U.S. Credit Agreement.
      On April 12, 1999, the Company entered into a securities purchase agreement with International Motor Cars Group I, L.L.C. and International Motor Cars Group II, L.L.C. (the “Securities Purchase Agreement”), Delaware limited liability companies controlled by Penske Capital Partners, L.L.C. (together, the “PCP Entities”), pursuant to which the PCP Entities purchased 7.903124 shares of the Company’s Series A convertible preferred stock, (2) 0.396876 shares of the Company’s Series B convertible preferred stock, and (3) warrants to purchase 3,899 shares of common stock and 1,101 shares of non-voting common stock, for $83,000. The Series A and Series B preferred stock entitled the PCP Entities to dividends at a rate of 6.5% per year. The dividends were payable in kind for the first two years after issuance, after which they were payable in cash. Actual cash dividends paid relating to the preferred stock amounted to $2,930 during the year ended December 31, 2002. The Series A preferred stock was converted into voting common stock in May 2002. The Series B preferred stock was converted into non-voting common stock in August 2002.
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

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

14.	Income Taxes
      The income tax provision relating to income from continuing operations consisted of the following:

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$19,064	$15,707	$19,218
State and local	4,751	5,570	5,204
Foreign	16,697	10,025	5,265

Total current	40,512	31,302	29,687

Deferred:
Federal	19,988	20,203	9,406
State and local	4,049	3,930	1,643
Foreign	3,331	2,481	1,829

Total deferred	27,368	26,614	12,878

Income tax provision relating to continuing Operations	$67,880	$57,916	$42,565

      The income tax provision relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,

	2004	2003	2002

Income tax provision at the federal statutory rate of 35%	$63,865	$51,310	$36,980
State and local income taxes, net of federal benefit	5,720	6,270	4,799
Other	(1,705)	336	786

Income tax provision relating to continuing operations	$67,880	$57,916	$42,565

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	2004	2003

Deferred Tax Assets
Accrued liabilities	$25,760	$30,599
Interest rate swaps	8,560	8,930
Net operating loss carryforwards	3,524	2,494
Other	218	574

Total deferred tax assets	38,062	42,597
Valuation allowance	(1,080)	(2,662)

Net deferred tax assets	36,982	39,935

Deferred Tax Liabilities
Depreciation and amortization	(105,062)	(79,249)
Partnership investments	(16,416)	(20,758)
Other	(29)	(3,629)

Total deferred tax liabilities	(121,507)	(103,636)

Net deferred tax liabilities	$(84,525)	$(63,701)

      The Company does not provide for federal income taxes or tax benefits relating to the undistributed earnings or losses of its international subsidiaries. It is management’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2004, the Company had not provided federal income taxes on a total of $117,137 of earnings of individual international subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.
      At December 31, 2004, the Company has $72,661 of state net operating loss carryforwards that expire at various dates through 2024. A valuation allowance of $1,080 has been recorded against certain state net operating loss carryforwards.

15.	Segment Information
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

	Year Ended December 31,

	2004	2003	2002

Sales to external customers:
United States	$7,252,239	$6,657,885	$5,817,162
International	2,633,972	1,731,300	1,082,684

Total sales to external customers	$9,886,211	$8,389,185	$6,899,846

Long-lived assets, net:
United States	359,871	358,464
International	141,964	96,613

Total long-lived assets	$501,835	$455,077

      The Company’s international operations are predominantly based in the United Kingdom and Germany.

16.	Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004(1)(2)(3)
Total revenues	$2,313,748	$2,416,048	$2,662,341	$2,494,074
Gross profit	341,752	349,747	376,962	381,597
Net income	20,204	33,003	32,365	26,115
Diluted earnings per share	$0.48	$0.71	$0.70	$0.56

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003(1)(2)(3)
Total revenues	$1,857,066	$2,149,803	$2,289,110	$2,093,206
Gross profit	272,940	310,023	329,219	305,671
Income before cumulative effect of accounting change	16,791	23,864	25,255	20,077
Net income	13,733	23,864	25,255	20,077
Diluted earnings per share	$0.34	$0.58	$0.61	$0.48

(1)	As discussed in Note 4, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

(3)	Certain prior period information has been revised to conform to the current year’s presentation.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Condensed Consolidating Financial Information
      The following tables include condensed consolidating financial information as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 for United Auto Group, Inc. (as the issuer of the Notes), wholly-owned subsidiary guarantors, non-wholly owned subsidiary guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
December 31, 2004

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Cash and cash equivalents	$11,061	$—	$9,512	$—	$—	$1,424	$125	$—	$—
Accounts receivable, net	382,098	(34,404)	34,404	265,477	10,464	5,441	2,505	588	97,623
Inventories	1,326,553	—	—	819,838	26,085	31,523	5,085	2,996	441,026
Other current assets	44,424	—	4,589	22,173	547	12	4	—	17,099

Total current assets	1,764,136	(34,404)	48,505	1,107,488	37,096	38,400	7,719	3,584	555,748
Property and equipment, net	414,718	—	3,788	238,844	6,041	2,417	1,815	3,813	158,000
Intangible assets	1,247,210	—	—	856,316	68,281	20,738	3,722	—	298,153
Other assets	87,117	(977,800)	1,028,049	32,009	9	234	—	—	4,616
Assets from discontinued operations	19,620	—	—	10,343	—	—	—	—	9,277

Total Assets	$3,532,801	$(1,012,204)	$1,080,342	$2,245,000	$111,427	$61,789	$13,256	$7,397	$1,025,794

Floor plan notes payable	$1,266,656	$—	$—	$833,298	$22,329	$28,239	$4,779	$2,495	$375,516
Accounts payable	221,206	—	5,186	98,207	6,873	1,819	321	1,430	107,370
Accrued expenses	192,479	(34,404)	121	52,230	24,695	11,637	1,921	259	136,020
Current portion of long-term debt	11,367	—	—	938	—	—	—	—	10,429

Total current liabilities	1,691,708	(34,404)	5,307	984,673	53,897	41,695	7,021	4,184	629,335
Long-term debt	574,970	—	—	338,215	63,151	21,361	3,842	3,021	145,380
Other long-term liabilities	179,116	—	—	163,327	10,946	1,028	3,386	58	371
Liabilities from discontinued operations	11,972	—	—	6,129	—	—	—	—	5,843

Total Liabilities	2,457,766	(34,404)	5,307	1,492,344	127,994	64,084	14,249	7,263	780,929

Total Stockholders’ Equity	1,075,035	(977,800)	1,075,035	752,656	(16,567)	(2,295)	(993)	134	244,865

Total Liabilities and Stockholders’ Equity	$3,532,801	$(1,012,204)	$1,080,342	$2,245,000	$111,427	$61,789	$13,256	$7,397	$1,025,794

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
December 31, 2003

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Cash and cash equivalents	$13,076	$—	$6,571	$274	$1,246	$644	$85	$4,256
Accounts receivable, net	346,367	(27,497)	27,497	242,158	11,460	5,821	1,538	85,390
Inventories	1,157,878	—	—	783,631	26,360	25,331	6,320	316,236
Other current assets	42,963	—	581	23,710	894	14	3	17,761

Total current assets	1,560,284	(27,497)	34,649	1,049,773	39,960	31,810	7,946	423,643
Property and equipment, net	366,070	—	4,235	231,643	23,926	3,587	1,926	100,753
Intangible assets	1,083,166	—	—	769,990	68,281	20,738	3,722	220,435
Other assets	89,007	(740,163)	797,530	26,576	2	302	—	4,760
Assets from discontinued operations	45,671	—	—	39,189	—	—	—	6,482

Total Assets	$3,144,198	$(767,660)	$836,414	$2,117,171	$132,169	$56,437	$13,594	$756,073

Floor plan notes payable	$1,114,766	$—	$—	$767,586	$29,052	$23,929	$5,926	$288,273
Accounts payable	168,425	—	5,036	72,975	3,635	1,946	211	84,622
Accrued expenses	184,055	(27,497)	2,966	84,265	20,657	9,129	1,581	92,954
Current portion of long-term debt	8,540	—	—	1,426	—	—	—	7,114

Total current liabilities	1,475,786	(27,497)	8,002	926,252	53,344	35,004	7,718	472,963
Long-term debt	643,145	—	—	418,067	75,882	21,361	3,842	123,993
Other long-term liabilities	167,540	—	—	152,988	10,591	1,308	2,570	83
Liabilities from discontinued operations	29,315	—	—	23,552	—	—	—	5,763

Total Liabilities	2,315,786	(27,497)	8,002	1,520,859	139,817	57,673	14,130	602,802

Total Stockholders’ Equity	828,412	(740,163)	828,412	596,312	(7,648)	(1,236)	(536)	153,271

Total Liabilities and Stockholders’ Equity	$3,144,198	$(767,660)	$836,414	$2,117,171	$132,169	$56,437	$13,594	$756,073

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Year Ended December 31, 2004

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Total revenues	$9,886,211	$—	$—	$6,494,159	$252,646	$158,725	$51,926	$14,017	$2,914,738
Cost of sales	8,436,153	—	—	5,535,822	208,882	134,072	45,566	12,173	2,499,638

Gross profit	1,450,058	—	—	958,337	43,764	24,653	6,360	1,844	415,100
Selling, general, and administrative expenses	1,144,207	—	12,640	754,958	34,270	19,163	5,373	1,423	316,380
Depreciation and amortization	42,146	—	818	23,753	1,740	483	203	86	15,063

Operating income (loss)	263,705	—	(13,458)	179,626	7,754	5,007	784	335	83,657
Floor plan interest expense	(49,723)	—	—	(36,360)	(699)	(734)	(159)	(24)	(11,747)
Other interest expense	(42,973)	—	—	(27,183)	(3,997)	(768)	(1,039)	(164)	(9,822)
Equity in earnings of subsidiaries	—	(190,708)	190,708	—	—	—	—	—	—
Other income	11,469	—	11,469	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	182,478	(190,708)	188,719	116,083	3,058	3,505	(414)	147	62,088
Minority interests	(2,047)	—	—	(942)	(174)	(403)	—	(28)	(500)
Income taxes	(67,880)	79,646	(78,500)	(47,349)	(1,322)	(1,490)	146	(55)	(18,956)

Income (loss) from continuing operations	112,551	(111,062)	110,219	67,792	1,562	1,612	(268)	64	42,632
Loss from discontinued operations, net of tax	(864)	—	—	(960)	—	—	—	—	96

Net income (loss)	$111,687	$(111,062)	$110,219	$66,832	$1,562	$1,612	$(268)	$64	$42,728

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Year Ended December 31, 2003

					Non-Wholly Owned
					Guarantor Subsidiaries

							UAG
						UAG	Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Total revenues	$8,389,185	$—	$—	$5,981,116	$233,173	$159,226	$52,235	$1,963,435
Cost of sales	7,171,332	—	—	5,101,726	195,753	134,991	45,672	1,693,190

Gross profit	1,217,853	—	—	879,390	37,420	24,235	6,563	270,245
Selling, general, and administrative expenses	955,021	—	12,686	681,750	26,829	18,044	5,398	210,314
Depreciation and amortization	30,689	—	783	21,979	494	445	155	6,833

Operating income (loss)	232,143	—	(13,469)	175,661	10,097	5,746	1,010	53,098
Floor plan interest expense	(42,697)	—	—	(34,225)	(545)	(650)	(131)	(7,146)
Other interest expense	(42,835)	—	—	(29,535)	(2,392)	(708)	(562)	(9,638)
Equity in earnings of subsidiaries	—	(198,932)	198,932	—	—	—	—	—

Income (loss) from continuing operations before minority interests, income taxes and cumulative effect of accounting change	146,611	(198,932)	185,463	111,901	7,160	4,388	317	36,314
Minority interests	(2,272)	—	—	(1,353)	(413)	(506)	—	—
Income taxes	(57,916)	84,148	(78,451)	(47,871)	(3,029)	(1,856)	(134)	(10,723)

Income (loss) from continuing operations before cumulative effect of accounting change	86,423	(114,784)	107,012	62,677	3,718	2,026	183	25,591
Income (loss) from discontinued operations, net of tax	(436)	—	1,908	(1,223)	—	—	—	(1,121)

Income (loss) before cumulative effect of accounting change	85,987	(114,784)	108,920	61,454	3,718	2,026	183	24,470
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(3,014)	—	—	(44)	—

Net income (loss)	$82,929	$(114,784)	$108,920	$58,440	$3,718	$2,026	$139	$24,470

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Year Ended December 31, 2002

					Non-Wholly Owned
					Guarantor Subsidiaries

							UAG
						UAG	Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Total revenues	$6,899,846	$—	$—	$5,193,859	$202,846	$158,832	$52,506	$1,291,803
Cost of sales	5,902,893	—	—	4,434,269	172,848	135,917	45,599	1,114,260

Gross profit	996,953	—	—	759,590	29,998	22,915	6,907	177,543
Selling, general, and administrative expenses	798,605	—	12,989	601,265	21,575	17,159	5,192	140,425
Depreciation and amortization	20,634	—	927	14,219	153	336	81	4,918

Operating income (loss)	177,714	—	(13,916)	144,106	8,270	5,420	1,634	32,200
Floor plan interest expense	(33,775)	—	—	(27,699)	(480)	(605)	(99)	(4,892)
Other interest expense	(38,284)	—	—	(25,299)	(2,637)	(1,068)	(192)	(9,088)
Equity in earnings of subsidiaries	—	(175,443)	175,443	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	105,655	(175,443)	161,527	91,108	5,153	3,747	1,343	18,220
Minority interests	(1,996)	—	—	(1,275)	(294)	(427)	—	—
Income taxes	(42,565)	75,440	(69,457)	(39,488)	(2,215)	(1,611)	(578)	(4,656)

Income (loss) from continuing operations	61,094	(100,003)	92,070	50,345	2,644	1,709	765	13,564
Income (loss) from discontinued operations, net of tax	1,147	—	—	1,025	—	—	—	122

Net income (loss)	$62,241	$(100,003)	$92,070	$51,370	$2,644	$1,709	$765	$13,686

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Year Ended December 31, 2004

					Non-Wholly Owned Guarantor Subsidiaries

							UAG
						UAG	Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Net cash from operating activities	$191,769	$—	$(10,254)	$127,860	$5,821	$2,763	$321	$808	$64,450

Investing Activities:
Purchase of equipment and improvements	(232,205)	—	(371)	(101,028)	(21,009)	(2,280)	(92)	(3,899)	(103,526)
Proceeds from sale — leaseback transactions	149,076	—	—	65,893	37,154	2,967	—	—	43,062
Dealership acquisitions, net	(168,184)	—	—	(111,236)	—	—	—	—	(56,948)
Proceeds from sale of investments	13,566	—	13,566	—	—	—	—	—	—

Net cash from investing activities	(237,747)	—	13,195	(146,371)	16,145	687	(92)	(3,899)	(117,412)

Financing Activities:
Net borrowings (repayments) of long-term debt	(74,297)	—	107,022	59,340	(12,731)	—	—	3,021	(16,905)
Proceeds from issuance of common stock	125,433	—	125,433	—	—	—	—	—	—
Distributions from (to) parent	—	—	—	(42,786)	(10,481)	(2,670)	(189)	70	56,056
Dividends	(18,411)	—	(18,411)	—	—	—	—	—	—

Net cash from financing activities	32,725	—	—	16,554	(23,212)	(2,670)	(189)	3,091	39,151

Net cash from discontinued operations	11,238	—	—	1,683	—	—	—	—	9,555

Net increase (decrease) in cash and cash equivalents	(2,015)	—	2,941	(274)	(1,246)	780	40	—	(4,256)
Cash and cash equivalents, beginning of period	13,076	—	6,571	274	1,246	644	85	—	4,256

Cash and cash equivalents, end of period	$11,061	$—	$9,512	$—	$—	$1,424	$125	$—	$—

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Year Ended December 31, 2003

					Non-Wholly Owned
					Guarantor Subsidiaries

							UAG
						UAG	Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Net cash from operating activities	$178,126	$—	$7,403	$116,672	$13,160	$4,156	$1,641	$35,094

Investing Activities:
Purchase of equipment and improvements	(200,466)	—	(832)	(120,773)	(18,004)	(1,110)	(1,491)	(58,256)
Proceeds from sale — leaseback transactions	133,373	—	—	99,573	—	—	—	33,800
Dealership acquisitions, net	(113,356)	—	—	(86,086)	—	—	—	(27,270)

Net cash from investing activities	(180,449)	—	(832)	(107,286)	(18,004)	(1,110)	(1,491)	(51,726)

Financing Activities:
Net borrowings of long-term debt	(25,608)	—	(5,789)	(51,659)	12,731	—	—	19,109
Proceeds from issuance of common stock	9,907	—	9,907	—	—	—	—	—
Distributions from (to) parent	—	—	—	10,762	(6,641)	(2,856)	(65)	(1,200)
Dividends	(4,118)	—	(4,118)	—	—	—	—	—

Net cash from financing activities	(19,819)	—	—	(40,897)	6,090	(2,856)	(65)	17,909

Net cash from discontinued operations	25,414	—	—	22,435	—	—	—	2,979

Net increase in cash and cash equivalents	3,272	—	6,571	(9,076)	1,246	190	85	4,256
Cash and cash equivalents, beginning of period	9,804	—	—	9,350	—	454	—	—

Cash and cash equivalents, end of period	$13,076	$—	$6,571	$274	$1,246	$644	$85	$4,256

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Year Ended December 31, 2002

					Non-Wholly Owned
					Guarantor Subsidiaries

							UAG
						UAG	Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Net cash from operating activities	$83,960	$—	$11,268	$11,836	$14,242	$4,935	$1,412	$40,267

Investing Activities:
Purchase of equipment and improvements	(184,019)	—	(3,620)	(93,819)	(5,817)	(21)	(338)	(80,404)
Proceeds from sale — leaseback transactions	85,500	—	—	85,500	—	—	—	—
Dealership acquisitions, net	(197,343)	—	—	(54,454)	—	—	—	(142,889)

Net cash from investing activities	(295,862)	—	(3,620)	(62,773)	(5,817)	(21)	(338)	(223,293)

Financing Activities:
Net borrowings of long-term debt	78,253	—	(119,295)	99,313	(6,238)	—	—	104,473
Proceeds from issuance of common stock	135,295	—	135,295	—	—	—	—	—
Deferred financing costs	(8,065)	—	(8,065)	—	—	—	—	—
Repurchase of common stock	(16,000)	—	(16,000)	—	—	—	—	—
Distributions from (to) parent	—	—	—	(63,007)	(2,187)	(4,504)	(1,074)	70,772
Dividends	—	—	—	—	—	—	—	—

Net cash from financing activities	189,483	—	(8,065)	36,306	(8,425)	(4,504)	(1,074)	175,245

Net cash from discontinued operations	29,364	—	—	21,583	—	—	—	7,781

Net increase in cash and cash equivalents	6,945	—	(417)	6,952	—	410	—	—
Cash and cash equivalents, beginning of period	2,859	—	417	2,398	—	44	—	—

Cash and cash equivalents, end of period	$9,804	$—	$—	$9,350	$—	$454	$—	$—

Schedule II
UNITED AUTO GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries	at End
Description	of Year	Additions	& Other	of Year

	(In Thousands)
Year Ended December 31, 2004
Allowance for doubtful accounts	$3,421	$3,184	$(2,733)	$3,872
Allowance for chargebacks	15,805	20,303	(20,089)	16,019

	$19,226	$23,487	$(22,822)	$19,891

Year Ended December 31, 2003
Allowance for doubtful accounts	$3,431	$2,055	$(2,065)	$3,421
Allowance for chargebacks	14,187	20,629	(19,011)	15,805

	$17,618	$22,684	$(21,076)	$19,226

Year Ended December 31, 2002
Allowance for doubtful accounts	$2,845	$1,874	$(1,288)	$3,431
Allowance for chargebacks	13,049	18,548	(17,410)	14,187

	$15,894	$20,422	$(18,698)	$17,618