Form 10-Q
period 2005-03-31
UNITED AUTO GROUP INC
filed 2005-05-05
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
      As of May 2, 2005, there were 46,551,639 shares of voting common stock outstanding.

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$18,148	$12,984
Accounts receivable, net	392,425	366,475
Inventories	1,381,527	1,275,293
Other current assets	56,658	44,330

Total current assets	1,848,758	1,699,082
Property and equipment, net	415,056	411,748
Goodwill	1,061,780	1,048,227
Franchise value	186,619	183,084
Other assets	55,418	86,956
Assets of discontinued operations	98,832	103,704

Total Assets	$3,666,463	$3,532,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,279,413	$1,218,837
Accounts payable	255,637	216,633
Accrued expenses	192,232	189,864
Current portion of long-term debt	3,577	11,367

Total current liabilities	1,730,859	1,636,701
Long-term debt	603,793	574,970
Other long-term liabilities	180,160	179,104
Liabilities of discontinued operations	62,196	66,991

Total Liabilities	2,577,008	2,457,766

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 51,373 shares issued, including 4,860 treasury shares, at March 31, 2005; 51,333 shares issued, including 4,850 treasury shares, at December 31, 2004	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	717,143	716,273
Retained earnings	323,697	305,881
Unearned compensation	(4,184)	(4,587)
Accumulated other comprehensive income	52,794	57,463

Total Stockholders’ Equity	1,089,455	1,075,035

Total Liabilities and Stockholders’ Equity	$3,666,463	$3,532,801

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
New vehicle sales	$1,433,248	$1,267,287
Used vehicle sales	566,894	508,696
Finance and insurance	57,799	50,901
Service and parts	278,519	230,820
Fleet sales	31,915	26,406
Wholesale vehicle sales	188,495	161,931

Total revenues	2,556,870	2,246,041
Cost of sales	2,168,894	1,914,060

Gross profit	387,976	331,981
Selling, general and administrative expenses	315,048	265,691
Depreciation and amortization	10,560	8,523

Operating income	62,368	57,767
Floor plan interest expense	(13,853)	(12,965)
Other interest expense	(11,481)	(10,765)

Income from continuing operations before minority interests and income taxes	37,034	34,037
Minority interests	(143)	(320)
Income taxes	(13,668)	(13,211)

Income from continuing operations	23,223	20,506
Loss from discontinued operations, net of tax	(331)	(302)

Net income	$22,892	$20,204

Basic earnings per share:
Continuing operations	$0.50	$0.49
Discontinued operations	(0.01)	(0.01)

Net income	$0.50	$0.48

Shares used in determining basic earnings per share	46,230	41,737

Diluted earnings per share:
Continuing operations	$0.50	$0.48
Discontinued operations	(0.01)	(0.01)

Net income	$0.49	$0.48

Shares used in determining diluted earnings per share	46,875	42,521

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$22,892	$20,204
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,560	8,523
Amortization of unearned compensation	600	412
Minority interests	143	320
Changes in operating assets and liabilities:
Accounts receivable	(14,398)	(10,591)
Inventories	(57,285)	(100,320)
Floor plan notes payable	17,942	65,065
Accounts payable and accrued expenses	29,454	24,415
Other	16,301	1,005

Net cash from operating activities	26,209	9,033

Investing Activities:
Purchase of equipment and improvements	(49,821)	(49,413)
Proceeds from sale-leaseback transactions	40,708	3,750
Dealership acquisitions, net	(34,847)	(2,534)

Net cash from investing activities	(43,960)	(48,197)

Financing Activities:
Net borrowings (repayments) of long-term debt	27,031	(79,394)
Proceeds from issuance of common stock	571	122,707
Dividends	(5,076)	(4,149)

Net cash from financing activities	22,526	39,164

Net cash from discontinued operations	389	2,541

Net increase in cash and cash equivalents	5,164	2,541
Cash and cash equivalents, beginning of period	12,984	13,238

Cash and cash equivalents, end of period	$18,148	$15,779

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$33,290	$31,623
Income taxes	4,102	703
Seller financed debt	5,300	—
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock					Accumulated
			Additional			Other	Total
	Issued		Paid-In	Retained	Unearned	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity	Income

	(Unaudited)
	(Dollars in thousands)
Balances, January 1, 2005	46,482,604	$5	$716,273	$305,881	$(4,587)	$57,463	$1,075,035	$—
Restricted stock	2,800	—	197	—	403	—	600	—
Exercise of options, including tax benefit of $102	28,308	—	673	—	—	—	673	—
Fair value of interest rate swap agreements, net of tax	—	—	—	—	—	2,039	2,039	2,039
Foreign currency translation	—	—	—	—	—	(6,708)	(6,708)	(6,708)
Dividends				(5,076)			(5,076)	—
Net income	—	—	—	22,892	—	—	22,892	22,892

Balances, March 31, 2005	46,513,712	$5	$717,143	$323,697	$(4,184)	$52,794	$1,089,455	$18,223

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1.	Interim Financial Statements

Basis of Presentation
      The information presented as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, which were included as part of the Company’s Annual Report on Form 10-K.
      The Company’s parts and service departments provide preparation and reconditioning services for its dealerships’ new and used vehicle departments, for which the new and used vehicle departments are charged as if they were third parties. During 2004, the Company determined that revenue and cost of sales had not been reduced by the intracompany charge for such work performed by certain of the Company’s dealerships. Accordingly, service and parts revenue and cost of sales have been reduced by approximately $19,000 for the three months ended March 31, 2004. Service and parts revenue and cost of sales in 2005 do not include such intracompany charges. The eliminations do not have a material impact on service and parts revenue, gross profit, operating income, income from continuing operations, net income, earnings per share, cash flows, or financial position for any period.

Discontinued Operations
      The Company periodically sells or otherwise disposes of certain dealerships resulting in accounting for such dealerships as discontinued operations. Combined financial information regarding the dealerships accounted for as discontinued operations follows:

	Three Months Ended
	March 31,

	2005	2004

Revenues	$100,168	$112,650
Pre-tax loss	(524)	(1,717)
Gain on disposal	—	1,198

	March 31,	December 31,
	2005	2004

Inventories	$60,278	$61,845
Other assets	38,554	41,859

Total assets	$98,832	$103,704

Floor plan notes payable	$51,917	$56,881
Other liabilities	10,279	10,110

Total liabilities	$62,196	$66,991

Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
      Following is a summary of the changes in the carrying amount of goodwill and franchise value during the three months ended March 31, 2005:

		Franchise
	Goodwill	Value

Balance — January 1, 2005	$1,048,227	$183,084
Additions during period	17,092	5,246
Foreign currency translation	(3,539)	(1,711)

Balance — March 31, 2005	$1,061,780	$186,619

Stock-Based Compensation
      Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan provides for the issuance of up to 2,100 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of March 31, 2005, 1,770 shares of common stock were available for grant under the Plan.
      Pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for option grants using the intrinsic value method. All options have been granted with a strike price at fair market value on the date of grant. As a result, no compensation expense has been recorded in the consolidated condensed financial statements with respect to option grants. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123.” Had the Company

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
elected to recognize compensation expense for option grants using the fair value method, pro forma net income and pro forma basic and diluted earnings per share would have been as follows:

	Three Months Ended
	March 31,

	2005	2004

Net income(1)	$22,892	$20,204
Fair value method compensation expense attributable to stock-based compensation, net of tax	194	341

Pro forma net income	$22,698	$19,863

Basic earnings per share	$0.50	$0.48

Pro forma basic earnings per share	$0.49	$0.48

Diluted earnings per share	$0.49	$0.48

Pro forma diluted earnings per share	$0.48	$0.47

Weighted average fair value of options granted	$8.61	n/a
Expected dividend yield	1.6%	n/a
Risk free interest rates	4.00%	n/a
Expected life	5.0 years	n/a
Expected volatility	30.28%	n/a

(1)	Includes approximately $382 and $259 of compensation expense, net of tax, related to restricted stock grants, for the three month periods ended March 31, 2005 and 2004, respectively.

New Accounting Pronouncements
      The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R focuses primarily on accounting for share-based payment transactions relating to employee services, establishes accounting standards for equity instruments that an entity exchanges for goods or services, and addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R will require the Company to expense the grant-date fair value of equity compensation awards over their vesting period. SFAS No. 123R is required to be adopted no later than January 1, 2006 and is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Inventories
      Inventories consisted of the following:

	March 31,	December 31,
	2005	2004

New vehicles	$1,052,687	$974,544
Used vehicles	263,826	240,313
Parts, accessories and other	65,014	60,436

Total inventories	$1,381,527	$1,275,293

      The Company receives non-refundable credits from certain of its vehicle manufacturers, which are treated as a reduction of cost of goods sold when the vehicles are sold. Such credits amounted to $6,900 and $7,300 during the three months ended March 31, 2005 and 2004, respectively.

3.	Floor Plan Notes Payable
      The Company finances the majority of its new and a portion of its used vehicle inventories under revolving floor plan financing arrangements with various lenders. In the U.S., the Company typically makes monthly interest payments on the amount financed, but is not required to make principal repayments prior to the sale of the vehicles. In the U.K., depending on the financing source, principal balances outstanding for certain defined periods must be repaid whether or not the vehicle has been sold. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates on the floor plan agreements are variable and increase or decrease based on changes in prime or LIBOR borrowing rates.

4.	Business Combinations
      During the three months ended March 31, 2005, the Company acquired five automobile dealership franchises. The aggregate consideration paid in connection with the acquisitions amounted to approximately $34,847 in cash and a seller financed promissory note for $5,300. The consolidated balance sheets include preliminary allocations of the purchase price relating to such acquisitions, resulting in the recognition of $17,092 of goodwill and $5,246 of franchise value. During the three months ended March 31, 2004, the Company acquired two automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $2,534 in cash. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.
      The following unaudited consolidated pro forma results of operations of the Company for the three months ended March 31, 2005 and 2004 give effect to net acquisitions consummated during the respective periods as if they had occurred on January 1, 2004.

	Three Months Ended
	March 31,

	2005	2004

Revenues	$2,551,926	$2,287,911
Income from continuing operations	23,979	20,690
Net income	23,648	20,388
Net income per diluted common share	$0.50	$0.48

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share
      Basic earnings per share is computed using net income and weighted average shares outstanding. Diluted earnings per share is computed using net income and the weighted average shares outstanding, adjusted for the dilutive effect of stock options and restricted stock. As of March 31, 2005, 2 shares attributable to outstanding common stock equivalents were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 follows:

	Three Months
	Ended March 31,

	2005	2004

Weighted average shares outstanding	46,230	41,737
Effect of stock options	427	534
Effect of restricted stock	218	250

Weighted average shares outstanding, including effect of dilutive securities	46,875	42,521

6.	Long Term Debt
      Long-term debt consisted of the following:

	March 31,	December 31,
	2005	2004

U.S. Credit Agreement	$298,000	$254,800
U.K. Credit Agreement	—	16,836
9.625% Senior Subordinated Notes due 2012	300,000	300,000
Other	9,370	14,701

Total long-term debt	607,370	586,337
Less: Current portion	3,577	11,367

Net long-term debt	$603,793	$574,970

U.S. Credit Agreement
      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”), which provides for up to $600,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50,000 of availability for letters of credit, through September 30, 2007. The revolving loans bear interest between LIBOR plus 2.60% and LIBOR plus 3.75%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios as defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2005, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $298,000 and

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
$34,500, respectively, and the Company was in compliance with all financial covenants under the U.S. Credit Agreement.

U.K. Credit Agreement
      The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65,000 in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Loans under the U.K. Credit Agreement bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15,000. Term loan capacity under the U.K. Credit Agreement was originally £10,000, which is reduced by £2,000 every six months. As of March 31, 2005, term loan capacity under the U.K. Credit Agreement amounted to £4,000. The remaining £55,000 of revolving loans mature on March 31, 2007. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests as defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of March 31, 2005, there were no outstanding borrowings under the U.K. Credit Agreement and the Company was in compliance with all covenants under the U.K. Credit Agreement.

Senior Subordinated Notes
      The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the Notes at its option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of March 31, 2005, the Company was in compliance with all covenants and there were no events of default.

7.	Interest Rate Swaps
      During January 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The interest rate was 7.15%. In October 2002, the terms of this swap were amended, pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, the Company terminated a swap agreement pursuant to which a notional $350,000 of its U.S. floating rate debt had been exchanged for fixed rate debt. The fair value of the swap upon termination was not significant. These swaps were designated as cash flow hedges of future interest payments of the LIBOR based U.S. floor plan borrowings.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingent Liabilities
      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. The Company is a party to several class action lawsuits. As of March 31, 2005, the Company is not party to any legal proceeding, including the class action lawsuits, that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of its common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase a maximum of 108 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made relating to the put option. As of March 31, 2005, the maximum of future cumulative cash payments that the Company may be required to make in connection with the put option amounted to $1,300.
      The Company has entered into an agreement with a third party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture relationship established pursuant to this agreement, the Company is required to repurchase its partner’s interest at the end of the five-year period following the date of formation of the joint venture relationship. Pursuant to this arrangement, the Company has entered into a joint venture agreement with respect to the Honda of Mentor dealership. The Company is required to repurchase its partners’ interest in this joint venture relationship in July 2008. The Company expects this payment to be approximately $2,700.
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

9.	Consolidating Condensed Financial Information
      The following tables include consolidating condensed financial information as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004 for United Auto Group, Inc. (as the issuer of the Notes), wholly-owned subsidiary guarantors, non-wholly owned subsidiary guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The consolidating condensed financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.
Consolidating Condensed Balance Sheet
(Unaudited)
March 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries

							UAG	UAG
			United			UAG	Mentor	Central	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Cash and cash equivalents	$18,148	$—	$8,928	$—	$—	$1,147	$—	$812	$7,261
Accounts receivable, net	392,425	(35,670)	35,670	245,032	7,589	5,751	2,126	882	131,045
Inventories	1,381,527	—	—	856,606	31,864	30,598	7,989	2,949	451,521
Other current assets	56,658	—	4,255	24,897	689	15	2	2	26,798

Total current assets	1,848,758	(35,670)	48,853	1,126,535	40,142	37,511	10,117	4,645	616,625
Property and equipment, net	415,056	—	4,124	245,190	6,351	3,349	1,818	3,809	150,415
Intangible assets	1,248,399	—	—	872,448	68,281	20,738	3,722	—	283,210
Other assets	55,418	(1,008,182)	1,038,672	20,171	9	157	—	—	4,591
Assets of discontinued operations	98,832	—	—	88,730	—	—	—	—	10,102

Total Assets	$3,666,463	$(1,043,852)	$1,091,649	$2,353,074	$114,783	$61,755	$15,657	$8,454	$1,064,943

Floor plan notes payable	$1,279,413	$—	$—	$816,831	$25,609	$28,327	$6,638	$2,678	$399,330
Accounts payable	255,637	—	1,798	103,513	6,208	1,631	599	2,452	139,436
Accrued expenses	192,232	(35,670)	396	40,724	25,590	11,948	2,056	134	147,054
Current portion of long-term debt	3,577	—	—	3,577	—	—	—	—	—

Total current liabilities	1,730,859	(35,670)	2,194	964,645	57,407	41,906	9,293	5,264	685,820
Long-term debt	603,793	—	—	384,986	63,151	21,361	3,842	3,130	127,323
Other long-term liabilities	180,160	—	—	164,228	10,966	992	3,593	18	363
Liabilities of discontinued operations	62,196	—	—	55,739	—	—	—	—	6,457

Total Liabilities	2,577,008	(35,670)	2,194	1,569,598	131,524	64,259	16,728	8,412	819,963
Total Stockholders’ Equity	1,089,455	(1,008,182)	1,089,455	783,476	(16,741)	(2,504)	(1,071)	42	244,980

Total Liabilities and Stockholders’ Equity	$3,666,463	$(1,043,852)	$1,091,649	$2,353,074	$114,783	$61,755	$15,657	$8,454	$1,064,943

UNITED AUTO GROUP, INC.
Consolidating Condensed Balance Sheet
(Unaudited)
December 31, 2004

					Non-Wholly Owned Guarantor Subsidiaries

							UAG	UAG
			United			UAG	Mentor	Central	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Cash and cash equivalents	$12,984	$—	$11,435	$—	$—	$1,424	$125	$—	$—
Accounts receivable, net	366,475	(34,404)	34,404	249,854	10,464	5,441	2,505	588	97,623
Inventories	1,275,293	—	—	768,578	26,085	31,523	5,085	2,996	441,026
Other current assets	44,330	—	4,589	22,079	547	12	4	—	17,099

Total current assets	1,699,082	(34,404)	50,428	1,040,511	37,096	38,400	7,719	3,584	555,748
Property and equipment, net	411,748	—	3,788	235,874	6,041	2,417	1,815	3,813	158,000
Intangible assets	1,231,311	—	—	840,417	68,281	20,738	3,722	—	298,153
Other assets	86,956	(975,877)	1,026,126	31,848	9	234	—	—	4,616
Assets of discontinued operations	103,704	—	—	94,427	—	—	—	—	9,277

Total Assets	$3,532,801	$(1,010,281)	$1,080,342	$2,243,077	$111,427	$61,789	$13,256	$7,397	$1,025,794

Floor plan notes payable	$1,218,837	$—	$—	$785,479	$22,329	$28,239	$4,779	$2,495	$375,516
Accounts payable	216,633	—	5,186	93,634	6,873	1,819	321	1,430	107,370
Accrued expenses	189,864	(34,404)	121	49,615	24,695	11,637	1,921	259	136,020
Current portion of long-term debt	11,367	—	—	938	—	—	—	—	10,429

Total current liabilities	1,636,701	(34,404)	5,307	929,666	53,897	41,695	7,021	4,184	629,335
Long-term debt	574,970	—	—	338,215	63,151	21,361	3,842	3,021	145,380
Other long-term liabilities	179,104	—	—	163,315	10,946	1,028	3,386	58	371
Liabilities of discontinued operations	66,991	—	—	61,148	—	—	—	—	5,843

Total Liabilities	2,457,766	(34,404)	5,307	1,492,344	127,994	64,084	14,249	7,263	780,929
Total Stockholders’ Equity	1,075,035	(975,877)	1,075,035	750,733	(16,567)	(2,295)	(993)	134	244,865

Total Liabilities and Stockholders’ Equity	$3,532,801	$(1,010,281)	$1,080,342	$2,243,077	$111,427	$61,789	$13,256	$7,397	$1,025,794

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Three Months Ended March 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries

							UAG	UAG
			United			UAG	Mentor	Central	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Total revenues	$2,556,870	$—	$—	$1,583,980	$52,016	$34,407	$12,231	$5,634	$868,602
Cost of sales	2,168,894	—	—	1,340,099	41,217	28,441	10,610	4,989	743,538

Gross profit	387,976	—	—	243,881	10,799	5,966	1,621	645	125,064
Selling, general, and administrative expenses	315,048	—	3,196	201,251	9,364	5,062	1,320	679	94,176
Depreciation and amortization	10,560	—	255	6,470	228	108	49	67	3,383

Operating income (loss)	62,368	—	(3,451)	36,160	1,207	796	252	(101)	27,505
Floor plan interest expense	(13,853)	—	—	(9,195)	(222)	(278)	(49)	(23)	(4,086)
Other interest expense	(11,481)	—	—	(7,117)	(911)	(297)	(278)	(113)	(2,765)
Equity in earnings of subsidiaries	—	(55,844)	55,844	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	37,034	(55,844)	52,393	19,848	74	221	(75)	(237)	20,654
Minority interests	(143)	—	—	(154)	(4)	(25)	—	40	—
Income taxes	(13,668)	24,588	(23,069)	(8,768)	(33)	(97)	33	104	(6,426)

Income (loss) from continuing operations	23,223	(31,256)	29,324	10,926	37	99	(42)	(93)	14,228
Loss from discontinued operations, net of tax	(331)	—	—	(352)	—	—	—	—	21

Net income (loss)	$22,892	$(31,256)	$29,324	$10,574	$37	$99	$(42)	$(93)	$14,249

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Three Months Ended March 31, 2004

					Non-Wholly Owned Guarantor
					Subsidiaries

							UAG
			United			UAG	Mentor	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Total revenues	$2,246,041	$—	$—	$1,415,038	$57,049	$38,304	$12,280	$723,370
Cost of sales	1,914,060	—	—	1,201,795	47,319	32,372	10,755	621,819

Gross profit	331,981	—	—	213,243	9,730	5,932	1,525	101,551
Selling, general, and administrative expenses	265,691	—	2,860	175,184	7,936	4,747	1,280	73,684
Depreciation and amortization	8,523	—	268	5,522	250	120	51	2,312

Operating income (loss)	57,767	—	(3,128)	32,537	1,544	1,065	194	25,555
Floor plan interest expense	(12,965)	—	—	(9,991)	(181)	(142)	(35)	(2,616)
Other interest expense	(10,765)	—	—	(7,087)	(579)	(166)	(255)	(2,678)
Equity in earnings of subsidiaries	—	(37,318)	37,318	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	34,037	(37,318)	34,190	15,459	784	757	(96)	20,261
Minority interests	(320)	—	—	(211)	(37)	(72)	—	—
Income taxes	(13,211)	19,890	(18,223)	(7,999)	(418)	(403)	51	(6,109)

Income (loss) from continuing operations	20,506	(17,428)	15,967	7,249	329	282	(45)	14,152
Loss from discontinued operations, net of tax	(302)	—	—	(250)	—	—	—	(52)

Net income (loss)	$20,204	$(17,428)	$15,967	$6,999	$329	$282	$(45)	$14,100

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Cash Flows
(Unaudited)
Three Months Ended March 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries

							UAG	UAG
			United			UAG	Mentor	Central	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Net cash from operating activities	$26,209	$—	$(1,916)	$4,562	$747	$1,026	$(34)	$766	$21,058

Investing Activities:
Purchase of equipment and improvements	(49,821)	—	(591)	(27,848)	(538)	(2,916)	(52)	(63)	(17,813)
Proceeds from sale — leaseback transactions	40,708	—	—	19,064	—	1,876	—	—	19,768
Dealership acquisitions, net	(34,847)	—	—	(34,738)	—	—	—	—	(109)

Net cash from investing activities	(43,960)	—	(591)	(43,522)	(538)	(1,040)	(52)	(63)	1,846

Financing Activities:
Net borrowings (repayments) of long-term debt	27,031	—	4,505	38,674	—	—	—	109	(16,257)
Proceeds from issuance of common stock	571	—	571	—	—	—	—	—	—
Distributions from (to) parent	—	—	—	511	(209)	(263)	(39)	—	—
Dividends	(5,076)	—	(5,076)	—	—	—	—	—	—

Net cash from financing activities	22,526	—	—	39,185	(209)	(263)	(39)	109	(16,257)

Net cash from discontinued operations	389	—	—	(225)	—	—	—	—	614

Net increase (decrease) in cash and cash equivalents	5,164	—	(2,507)	—	—	(277)	(125)	812	7,261
Cash and cash equivalents, beginning of period	12,984	—	11,435	—	—	1,424	125	—	—

Cash and cash equivalents, end of period	$18,148	$—	$8,928	$—	$—	$1,147	$—	$812	$7,261

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Cash Flows
(Unaudited)
Three Months Ended March 31, 2004

					Non-Wholly Owned
					Guarantor Subsidiaries

							UAG
			United			UAG	Mentor	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Net cash from operating activities	$9,033	$—	$5,231	$7,509	$347	$1,081	$(66)	$(5,069)

Investing Activities:
Purchase of equipment and improvements	(49,413)	—	(139)	(13,972)	(7,103)	(126)	(21)	(28,052)
Proceeds from sale — leaseback transactions	3,750	—	—	3,750	—	—	—	—
Dealership acquisitions, net	(2,534)	—	—	(2,097)	—	—	—	(437)

Net cash from investing activities	(48,197)	—	(139)	(12,319)	(7,103)	(126)	(21)	(28,489)

Financing Activities:
Net borrowings (repayments) of long-term debt	(79,394)	—	(118,558)	28,902	6,783	—	—	3,479
Proceeds from issuance of common stock	122,707	—	122,707	—	—	—	—	—
Distributions from (to) parent	—	—	—	(23,336)	(1,273)	(393)	2	25,000
Dividends	(4,149)	—	(4,149)	—	—	—	—	—

Net cash from financing activities	39,164	—	—	5,566	5,510	(393)	2	28,479

Net cash from discontinued operations	2,541	—	—	(1,192)	—	—	—	3,733

Net increase (decrease) in cash and cash equivalents	2,541	—	5,092	(436)	(1,246)	562	(85)	(1,346)
Cash and cash equivalents, beginning of period	13,238	—	6,571	436	1,246	644	85	4,256

Cash and cash equivalents, end of period	$15,779	$—	$11,663	$—	$—	$1,206	$—	$2,910

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward looking statements as a result of various factors. See “Forward Looking Statements.”
Overview
      We are the second largest automotive retailer in the United States as measured by total revenues. As of March 31, 2005, we owned and operated 149 franchises in the United States and 100 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
      New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers, leasing companies providing consumer automobile leasing and other dealers. We generate finance and insurance revenues from sales of third-party extended service contracts and other third-party insurance policies, as well as from fees for facilitating the sale of third-party finance and lease contracts and certain other products. Service and parts revenues include fees paid for repair and maintenance services, the sale of replacement parts, the sale of aftermarket accessories and collision repairs.
      We and Sirius Satellite Radio Inc. have agreed to jointly promote Sirius Satellite Radio service in vehicles sold at our dealerships through January 2009. These joint promotional activities include ordering or installing Sirius radios in selected vehicles, selling bundled subscriptions to the Sirius service and other efforts to promote Sirius. Sirius has agreed to share in the cost of these efforts in part by issuing us compensation in the form of warrants to purchase Sirius common stock. We have received the right to earn up to twenty million warrants to purchase up to twenty million shares of Sirius Satellite Radio common stock at $2.392 per share. These warrants are earned based on the attainment of certain performance targets and joint promotional efforts. The warrants may be cancelled if these performance targets are not met or upon the termination of our agreement. The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. We may not be able to achieve any of the performance targets outlined in the warrants.
      Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts services. Our gross profit generally varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.
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

Intangible Assets
      Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations consummated subsequent to July 1, 2001, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. We believe the franchise value of our dealerships have an indefinite life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	Our history shows that manufacturers have not terminated franchise agreements.

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

Investments
      Investments include marketable securities and investments in businesses accounted for under the equity method. Marketable securities include investments in debt and equity securities. Marketable securities held by us are typically classified as available for sale and are stated at fair value in our balance sheet with unrealized gains and losses included in other comprehensive income, a separate component of stockholders’ equity. Declines in investment values that are deemed to be other than temporary would result in an impairment charge reducing the investments’ carrying value to fair value. A majority of our investments are in joint venture relationships that are more fully described in “Joint Venture Relationships” below. Such joint venture relationships are accounted for under the equity method, pursuant to which we record our proportionate share of the joint venture’s income each period.

Self-Insurance
      We retain risk relating to certain of our general liability insurance, workers’ compensation insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum exposure limits for certain insurance periods. The majority of losses, if any, above any pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry based development factors.

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
New Accounting Pronouncements
      The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25,

“Accounting for Stock Issued to Employees.” SFAS No. 123R focuses primarily on accounting for share-based payment transactions relating to employee services, establishes accounting standards for equity instruments that an entity exchanges for goods or services, and addresses transactions where an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R will require us to expense the grant-date fair value of equity compensation awards over their vesting period. SFAS No. 123R is required to be adopted no later than January 1, 2006 and is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (dollars in millions, except per unit amounts)
Total Retail Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	66,490	61,300	5,190	8.5%
Total same store retail unit sales	58,631	60,525	(1,894)	(3.1)%
Total retail sales revenue	$2,336.5	$2,057.7	$278.8	13.5%
Total same store retail sales revenue	$2,042.3	$2,030.8	$11.5	0.6%
Total retail gross profit	$386.8	$330.7	$56.1	17.0%
Total same store retail gross profit	$337.7	$326.1	$11.6	3.6%
Total retail gross margin	16.6%	16.1%	0.5%	3.1%
Total same store retail gross margin	16.5%	16.1%	0.4%	2.5%

Units
      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 5,190 units, or 8.5%, from 2004 to 2005. The increase is due to a 7,084 unit increase from net dealership acquisitions during the period, offset by a 1,894 unit, or 3.1%, decrease in same store retail unit sales. The same store decrease is due to a decline in retail unit sales at our premium luxury and domestic brand dealerships, offset in part by growth in our volume foreign brands.

Revenues
      Retail sales revenue increased $278.8 million, or 13.5%, from 2004 to 2005. The increase is due to a $267.3 million increase from net dealership acquisitions during the period, coupled with an $11.5 million, or 0.6%, increase in same store revenues. The same store revenue increase is due to (1) a $615, or 1.9%, increase in average new vehicle revenue per unit, which increased revenue by $24.3 million, (2) a $1,082, or 4.5%, increase in average used vehicle revenue per unit, which increased revenue by $22.8 million, (3) a $15.7 million, or 6.9%, increase in service and parts revenues, and (4) a $68, or 8.1%, increase in average finance and insurance revenue per unit, which increased revenue by $4.1 million, all offset by the 3.1% decrease in retail unit sales which decreased revenue by $55.4 million.

Gross Profit
      Retail gross profit increased $56.1 million, or 17.0%, from 2004 to 2005. The increase is due to a $44.5 million increase from net dealership acquisitions during the period coupled with an $11.6 million, or 3.6%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) a $37, or 1.4%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $1.5 million, (2) a $226, or 10.6%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $4.8 million, (3) a $7.8 million, or 6.3%, increase in service and parts gross profit, and (4) a $68, or 8.1%, increase in average finance and insurance revenue per unit which increased retail gross profit by $4.1 million, all offset by the 3.1% decrease in retail unit sales which decreased retail gross profit by $6.6 million.
New Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

New retail unit sales	43,760	39,919	3,841	9.6%
Same store new retail unit sales	38,613	39,481	(868)	(2.2)%
New retail sales revenue	$1,433.2	$1,267.3	$165.9	13.1%
Same store new retail sales revenue	$1,248.6	$1,252.4	$(3.8)	(0.3)%
New retail sales revenue per unit	$32,752	$31,746	$1,006	3.2%
Same store new retail sales revenue per unit	$32,337	$31,722	$615	1.9%
Gross profit — new	$125.5	$109.2	$16.3	14.9%
Same store gross profit — new	$106.7	$107.7	$(1.0)	(0.9)%
Average gross profit per new vehicle retailed	$2,867	$2,736	$131	4.8%
Same store average gross profit per new vehicle retailed	$2,764	$2,727	$37	1.4%
Gross margin % — new	8.8%	8.6%	0.2%	2.3%
Same store gross margin % — new	8.5%	8.6%	(0.1)%	(1.2)%

Units
      Retail unit sales of new vehicles increased 3,841 units, or 9.6%, from 2004 to 2005. The increase is due to a 4,709 unit increase from net dealership acquisitions during the period, offset in part by an 868 unit, or 2.2%, decrease in same store retail unit sales. The same store decrease is due to a decline at our premium luxury and domestic brand dealerships, offset in part by growth in our volume foreign brands.

Revenues
      New vehicle retail sales revenue increased $165.9 million, or 13.1%, from 2004 to 2005. The increase is due to a $169.7 million increase from net dealership acquisitions during the period offset by a $3.8 million, or 0.3%, decrease in same store revenues. The same store revenue decrease is due to the 2.2% decrease in retail unit sales, which decreased revenue by $28.1 million, offset by a $615, or 1.9%, increase in comparative average selling prices per unit, which increased revenue by $24.3 million.

Gross Profit
      Retail gross profit from new vehicle sales increased $16.3 million, or 14.9%, from 2004 to 2005. The increase is due to a $17.3 million increase from net dealership acquisitions during the period, offset by a $1.0 million, or 0.9%, decrease in same store gross profit. The same store decrease is due to the 2.2% decrease in new retail unit sales, which decreased gross profit by $2.4 million, offset by a $37, or 1.4%, increase in average gross profit per new vehicle retailed, which increased gross profit by $1.4 million.

Used Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

Used retail unit sales	22,730	21,381	1,349	6.3%
Same store used retail unit sales	20,018	21,044	(1,026)	(4.9)%
Used retail sales revenue	$566.9	$508.7	$58.2	11.4%
Same store used retail sales revenue	$498.3	$501.0	$(2.7)	(0.5)%
Used retail sales revenue per unit	$24,940	$23,792	$1,148	4.8%
Same store used retail sales revenue per unit	$24,890	$23,808	$1,082	4.5%
Gross profit — used	$52.9	$45.5	$7.4	16.3%
Same store gross profit — used	$47.2	$44.8	$2.4	5.4%
Average gross profit per used vehicle retailed	$2,329	$2,129	$200	9.4%
Same store average gross profit per used vehicle retailed	$2,357	$2,131	$226	10.6%
Gross margin % — used	9.3%	9.0%	0.3%	3.3%
Same store gross margin % — used	9.5%	8.9%	0.6%	6.7%

Units
      Retail unit sales of used vehicles increased 1,349 units, or 6.3%, from 2004 to 2005. The increase is due to a 2,375 unit increase from net dealership acquisitions during the period, offset by a 1,026 unit, or 4.9%, decrease in same store used retail unit sales. We believe that the same store decrease was due in part to the continued challenging used vehicle market in all brands in the U.S. during the first quarter of 2005, based in part on the relative affordability of new vehicles due to continued incentive spending by certain manufacturers.

Revenues
      Used vehicle retail sales revenue increased $58.2 million, or 11.4%, from 2004 to 2005. The increase is due to a $60.9 million increase from net dealership acquisitions during the period, offset in part by a $2.7 million, or 0.5%, decrease in same store revenues. The same store revenue decrease is due to the 4.9% decrease in retail unit sales, which decreased revenue by $25.5 million, offset by a $1,082, or 4.5%, increase in comparative average selling prices per vehicle which increased revenue by $22.8 million.

Gross Profit
      Retail gross profit from used vehicle sales increased $7.4 million, or 16.3%, from 2004 to 2005. The increase is due to a $5.0 million increase from net dealership acquisitions during the period, coupled with a $2.4 million, or 5.4%, increase in same store gross profit. The increase in same store gross profit is due to a $226, or 10.6%, increase in average gross profit per used vehicle retailed, which increased gross profit by $4.8 million, offset by the 4.9% decrease in used retail unit sales, which decreased gross profit by $2.4 million.
Finance and Insurance Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	66,490	61,300	5,190	8.5%
Total same store retail unit sales	58,631	60,525	(1,894)	(3.1)%
Finance and insurance revenue	$57.8	$50.9	$6.9	13.6%
Same store finance and insurance revenue	$53.0	$50.6	$2.4	4.7%
Finance and insurance revenue per unit	$869	$830	$39	4.7%
Same store finance and insurance revenue per unit	$904	$836	$68	8.1%

      Finance and insurance revenue increased $6.9 million, or 13.6%, from 2004 to 2005. The increase is due to a $4.5 million increase from net dealership acquisitions during the period, coupled with a $2.4 million, or 4.7%, increase in same store revenues. The same store revenue increase is due to a $68, or 8.1%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $4.1 million, offset by the 3.1% decrease in retail unit sales, which decreased revenue by $1.7 million. Approximately $27 of the $68 increase in comparative average finance and insurance revenue per unit was due to our Sirius Satellite Radio promotion agreement.
Service and Parts Data

			2005 vs. 2004

	2005	2004	Change	% Change

Service and parts revenue	$278.5	$230.8	$47.7	20.7%
Same store service and parts revenue	$242.4	$226.7	$15.7	6.9%
Gross profit	$150.5	$125.0	$25.5	20.4%
Same store gross profit	$130.8	$123.0	$7.8	6.3%
Gross margin	54.1%	54.2%	(0.1)%	(0.2)%
Same store gross margin	54.0%	54.2%	(0.2)%	(0.4)%

Revenues
      Service and parts revenue increased $47.7 million, or 20.7%, from 2004 to 2005. The increase is due to a $32.0 million increase from net dealership acquisitions during the period coupled with a $15.7 million, or 6.9%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of the length of warranty programs offered by certain manufacturers and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit
      Service and parts gross profit increased $25.5 million, or 20.4%, from 2004 to 2005. The increase is due to a $17.7 million increase from net dealership acquisitions during the period coupled with a $7.8 million, or 6.3%, increase in same store gross profit.
Selling, General and Administrative
      Selling, general and administrative “SG&A” expenses increased $49.3 million, or 18.6%, from $265.7 million to $315.0 million. The aggregate increase is primarily due to a $36.6 million increase from net dealership acquisitions during the period coupled with a $12.7 million, or 4.8%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 3.6% increase in retail gross profit over the prior year, coupled with increased rent and other costs. SG&A expenses increased as a percentage of total revenue from 11.8% to 12.3% and increased as a percentage of gross profit from 80.0% to 81.2%.
Depreciation and Amortization
      Depreciation and amortization increased $2.1 million, or 24.7%, from $8.5 million to $10.6 million. The increase is due to a $1.0 million increase from net dealership acquisitions during the period coupled with a $1.1 million, or 13.1% increase in same store depreciation and amortization. The same store increase is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense
      Floor plan interest expense increased $0.9 million, or 6.8%, from $13.0 million to $13.9 million. The increase is due to a $1.6 million increase from net dealership acquisitions during the period, offset by a $0.7 million, or 5.6%, decrease in same store floor plan interest expense. The same store decrease is primarily due to a decrease in our weighted average borrowing rate during 2005 compared to 2004, due in large part to the impact of our interest rate swaps.
Other Interest Expense
      Other interest expense increased $0.7 million, or 6.7%, from $10.8 million to $11.5 million. The increase is due primarily to an increase in our weighted average borrowing rate during 2005 versus 2004, offset in part by a decrease in outstanding indebtedness in 2005 versus 2004.
Income Taxes
      Income taxes increased $0.5 million, or 3.5%, from $13.2 million to $13.7 million. The increase is due primarily to an increase in pre-tax income compared with 2004, offset in part by a reduction in our effective rate resulting from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements (including floor plan arrangements), the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of March 31, 2005, we had working capital of $117.9 million, including $18.1 million of cash available to fund operations and future acquisitions. In addition, we had $267.5 million and £74.0 million ($142.0 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, which are each discussed below.
      We paid a cash dividend on our common stock on March 1, 2005 of eleven cents per share. On April 19, 2005, we declared a cash dividend on our common stock of eleven cents per share payable on June 1, 2005 to shareholders of record on May 10, 2005. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
      We have grown primarily from acquisitions of automotive dealerships. We believe that our cash flow from operating activities and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of certain automobile manufacturers. There is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Inventory Financing
      We finance the majority of our new and a portion of our used vehicle inventories under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the vehicles we have financed. In the U.K., depending on the financing source, we pay interest only for certain defined periods, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under the U.K. credit agreement. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $1,279.4 million as of March 31, 2005, of which $350.5 million related to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement
      Our credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”) provides for up to $600.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50.0 million of availability for letters of credit, through September 30, 2007. The revolving loans bear interest between LIBOR plus 2.60% and LIBOR plus 3.75%. The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios as defined in the U.S. Credit Agreement. The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2005, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $298.0 million and $34.5 million, respectively, and we were in compliance with all covenants under the U.S. Credit Agreement.

U.K. Credit Agreement
      Our subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65.0 million in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Loans under the U.K. Credit Agreement bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15.0 million. Term loan capacity under the U.K. Credit Agreement was originally £10.0 million, which is reduced by £2.0 million every six months. As of March 31, 2005, term loan capacity under the U.K. Credit Agreement amounted to £4.0 million. The remaining £55.0 million of revolving loans mature on March 31, 2007. The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests as defined in the U.K. Credit Agreement. The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of March 31, 2005, there were no outstanding borrowings under the U.K. Credit Agreement and we were in compliance with all covenants under the U.K. Credit Agreement.

Senior Subordinated Notes
      We have outstanding $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of March 31, 2005 we were in compliance with all covenants and there were no events of default.

Interest Rate Swaps
      During January 2000, we entered into a swap agreement of five years duration pursuant to which a notional amount of $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The interest rate was 7.15%. In October 2002, the terms of this swap were amended, pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, we terminated a swap agreement pursuant to which a notional amount of $350.0 million of our U.S. floating rate debt had been exchanged for fixed rate debt. The fair value of the swap upon termination was not significant. These swaps were designated as cash flow hedges of future interest payments of our LIBOR based U.S. floor plan borrowings.

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
Cash Flows
      Cash and cash equivalents increased by $5.2 million and $2.5 million during the three months ended March 31, 2005 and 2004, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities
      Cash provided by operating activities was $26.2 million and $9.0 million during the three months ended March 31, 2005 and 2004, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. In 2005, operating cash flows includes $10.5 million as a result of the net sale of two million shares of Sirius Satellite Radio common stock. We acquired these shares by exercising two million warrants earned throughout 2004 under our agreement with Sirius Satellite Radio.

Cash Flows from Investing Activities
      Cash used in investing activities was $43.9 million and $48.2 million during the three months ended March 31, 2005 and 2004, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $49.8 million and $49.4 million during the three months ended March 31, 2005 and 2004, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $40.7 million and $3.8 million during the three months ended March 31, 2005 and 2004, respectively. Cash used in business acquisitions, net of cash acquired, was $34.8 million and $2.5 million during the three months ended March 31, 2005 and 2004, respectively.

Cash Flows from Financing Activities
      Cash provided by financing activities was $22.5 million and $39.2 million during the three months ended March 31, 2005 and 2004, respectively. Cash flows from financing activities include net borrowings or repayments of long-term debt, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, and dividends. We had net borrowings of long-term debt of $27.0 million during the three months ended March 31, 2005 and net repayments of long-term debt of $79.4 million during the three months ended March 31, 2004. During the three months ended March 31, 2005 and 2004 we received proceeds of $0.6 million and $122.7 million, respectively from the issuance of common stock. During the three months ended March 31, 2005 and 2004, we paid $5.1 million and $4.1 million, respectively, of cash dividends to our stockholders.

Commitments
      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase a maximum of 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of March 31, 2005, the maximum of future cumulative cash payments we may be required to make in connection with the put option is $1.3 million.
      We have entered into an agreement with a third party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture relationship established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of formation of the joint venture relationship. Pursuant to this arrangement, we have entered into a joint venture agreement with respect to our Honda of Mentor dealership in Ohio. We are required to repurchase our partners’ interest in this joint venture in July 2008. We expect this payment to be approximately $2.7 million.
Related Party Transactions

Stockholders Agreement
      Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 41% of our outstanding stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 15% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties or when either party no longer owns any of our common stock.

Mitsui Transaction
      On March 26, 2004, we sold an aggregate of 4,050,000 shares of common stock to Mitsui for $119,435, or $29.49 per share. Proceeds from the sale were used for general corporate purposes, which included reducing outstanding indebtedness under our credit agreements.

Other Related Party Interests
      James A. Hislop, one of our directors, is the President, Chief Executive Officer and a managing member of Penske Capital Partners, a director of Penske Corporation and a managing director of Transportation Resource Partners, an organization which undertakes investments in transportation related industries.

Mr. Penske also is a managing member of Penske Capital Partners and Transportation Resource Partners. Richard J. Peters, one of our directors, is a director of Penske Corporation and a managing director of Transportation Resource Partners. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our board members, Mr. Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our Executive Vice President and General Counsel, is also the President and a director of Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.

Other Transactions
      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and Automotive Group Realty II, LLC (together “AGR”), wholly-owned subsidiaries of Penske Corporation. From time to time we may sell AGR real property and improvements which are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price which is independently confirmed by a third party appraiser.
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
      In February 2005, we acquired a 7% interest in a mobile vehicle washing company in exchange for $2.4 million. Transportation Resource Partners, an organization discussed above under “Other Related Party Interests,” simultaneously acquired a controlling interest in this company on the same financial terms as our investment.
      On April 29, 2005, we acquired a 23% interest in a provider of outsourced vehicle management solutions in exchange for $4.5 million. Transportation Resource Partners simultaneously acquired a controlling interest in this company on the same financial terms as our investment. We and several other investors, including Transportation Resource Partners, entered into a stockholders agreement relating to this investment which, among other things, provides us with specified management rights and rights to purchase additional shares and restricts our ability to transfer shares. We have also entered into a management agreement which provides that we and other investors (or their affiliates) are to be provided ongoing management fees.
      We have entered into joint ventures with certain related parties as more fully discussed below.
Joint Venture Relationships
      From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we operate dealerships together with other investors. We may also provide these subsidiaries with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2005 our joint venture relationships are as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.90%	(A)
Edison, New Jersey	Ferrari	70.00%
Tysons Corner, Virginia	Mercedes-Benz, Maybach, Audi, Porsche, Aston Martin,	90.00%	(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00%
Mentor, Ohio	Honda	70.00%
Munich, Germany	BMW	50.00%
Frankfurt, Germany	Lexus, Toyota	50.00%
Mexico	Toyota	48.70%
Mexico	Toyota	45.00%
Brazil	Chevrolet, Honda, Lexus, Toyota	90.60%	(C)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 7.1% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(C)	Roger S. Penske, Jr. owns a 4.7% interest in this joint venture.
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
Seasonality
      Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, demand for cars and light trucks is generally lower during the winter months than in other seasons, particularly in regions of the United States where dealerships may be subject to severe winters. The greatest U.S. seasonality exists at the dealerships we operate in northeastern and upper mid-western states, for which the second and third quarters are the strongest with respect to vehicle-related sales. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year, due primarily to vehicle registration practices in the U.K. The service and parts business at all dealerships experiences relatively modest seasonal fluctuations.
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
      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our filings with the Securities and Exchange Commission. Important factors that could cause actual results to differ materially from our expectations include the following:

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions or successfully integrate acquisitions, we may not be able to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers may impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our U.K. dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to addition competition from other local dealerships in the U.K.;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our overseas operations subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.
      Furthermore,

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
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
      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of March 31, 2005, a 100 basis point change in interest rates would result in an approximate $3.0 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR or prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for 5.86% fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments, a 100 basis point change in interest rates would result in an approximate $10.8 million change to our annual interest expense.
      Interest rate fluctuations affect the fair market value of our swaps and fixed rate debt, including the Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
      Foreign Currency Exchange Rates. As of March 31, 2005, we have invested in franchised dealership operations in the U.K., Germany, and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows.
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
      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the first quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2005. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. We are a party to several class action lawsuits. As of March 31, 2005, we are not a party to any legal proceedings, including the class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 5.	Other Information
      In February 2005, we acquired a 7% interest in a mobile vehicle washing company in exchange for $2.4 million. Transportation Resource Partners, an organization discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Related Party Interests”, simultaneously acquired a controlling interest in this company on the same financial terms as our investment.
      On April 29, 2005, we acquired a 23% interest in a provider of outsourced vehicle management solutions in exchange for $4.5 million. Transportation Resource Partners simultaneously acquired a controlling interest in this company on the same financial terms as our investment. We and several other investors, including Transportation Resource Partners, have entered into a stockholders agreement relating to this investment which, among other things, provides us with specified management rights and rights to purchase additional shares and restricts our ability to transfer shares. We have also entered into a management agreement which provides that we and other investors (or their affiliates) are to be provided ongoing management fees.

Item 6.	Exhibits

10.1	VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, us, Transportation Resource Partners, LP, Penske Truck Leasing Co., L.P. and Opus Ventures General Partner Limited.
10.2	Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, us, Transportation Resource Advisors, LLC, Penske Truck Leasing Co., L.P. and Opus Ventures General Partner Limited.
31	Rule 13a-14(a)/15(d)-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.
Date: May 5, 2005

By:	/s/ Roger S. Penske

Roger S. Penske
Chief Executive Officer
Date: May 5 , 2005

By:	/s/ James R. Davidson

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits
Number:	Description

10.1	VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, us, Transportation Resource Partners, LP, Penske Truck Leasing Co., L.P. and Opus Ventures General Partner Limited.
10.2	Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, us, Transportation Resource Advisors, LLC, Penske Truck Leasing Co., L.P. and Opus Ventures General Partner Limited.
31	Rule 13a-14(a)/15(d)-14(a) Certifications.
32	Section 1350 Certifications.