Form 10-Q
period 2005-06-30
UNITED AUTO GROUP INC
filed 2005-08-08
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
(248) 648-2500
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐
      As of August 1, 2005, there were 46,679,887 shares of common stock outstanding.

PART I
Financial Statements and Supplementary Data
UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$11,064	$15,187
Accounts receivable, net	408,433	356,625
Inventories, net	1,271,904	1,252,358
Other current assets	60,169	44,315

Total current assets	1,751,570	1,668,485
Property and equipment, net	430,418	406,783
Goodwill	1,040,242	1,038,647
Franchise value	184,736	183,084
Other assets	70,312	86,881
Assets of discontinued operations	94,969	148,921

Total Assets	$3,572,247	$3,532,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,168,460	$1,197,540
Accounts payable	254,667	213,851
Accrued expenses	206,693	188,381
Current portion of long-term debt	3,561	11,367

Total current liabilities	1,633,381	1,611,139
Long-term debt	604,576	574,970
Other long-term liabilities	182,363	179,104
Liabilities of discontinued operations	53,459	92,553

Total Liabilities	2,473,779	2,457,766

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 51,463 shares issued, including 4,859 treasury shares, at June 30, 2005; 51,333 shares issued, including 4,850 treasury shares, at December 31, 2004	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	719,134	716,273
Retained earnings	351,812	305,881
Unearned compensation	(3,505)	(4,587)
Accumulated other comprehensive income	31,022	57,463

Total Stockholders’ Equity	1,098,468	1,075,035

Total Liabilities and Stockholders’ Equity	$3,572,247	$3,532,801

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
New vehicle sales	$1,589,160	$1,316,925	$2,991,973	$2,561,238
Used vehicle sales	582,894	503,912	1,132,798	1,001,766
Finance and insurance	61,038	49,738	117,339	99,480
Service and parts	280,749	229,594	553,254	456,347
Fleet sales	26,288	22,791	54,658	46,307
Wholesale vehicle sales	203,684	163,366	385,908	321,050

Total revenues	2,743,813	2,286,326	5,235,930	4,486,188
Cost of sales	2,338,088	1,953,948	4,451,637	3,828,363

Gross profit	405,725	332,378	784,293	657,825
Selling, general and administrative expenses	318,059	256,968	623,704	516,619
Depreciation and amortization	10,404	8,542	20,677	16,782

Operating income	77,262	66,868	139,912	124,424
Floor plan interest expense	(14,201)	(10,511)	(27,481)	(23,236)
Other interest expense	(12,308)	(10,052)	(23,789)	(20,817)
Other income	—	6,611	—	6,611

Income from continuing operations before minority interests and income taxes	50,753	52,916	88,642	86,982
Minority interests	(621)	(502)	(764)	(822)
Income taxes	(18,725)	(20,549)	(32,707)	(33,770)

Income from continuing operations	31,407	31,865	55,171	52,390
Income from discontinued operations, net of tax	1,789	1,138	917	817

Net income	$33,196	$33,003	$56,088	$53,207

Basic earnings per share:
Continuing operations	$0.68	$0.69	$1.19	$1.20
Discontinued operations	0.04	0.02	0.02	0.02

Net income	$0.72	$0.72	$1.21	$1.21

Shares used in determining basic earnings per share	46,412	45,897	46,386	43,816

Diluted earnings per share:
Continuing operations	$0.67	$0.68	$1.17	$1.18
Discontinued operations	0.04	0.02	0.02	0.02

Net income	$0.71	$0.71	$1.19	$1.19

Shares used in determining diluted earnings per share	47,041	46,565	47,025	44,548

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$56,088	$53,207
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,677	16,782
Amortization of unearned compensation	1,261	766
Undistributed earnings of equity method investments	(1,251)	(1,723)
Gain on sale of investment	—	(6,611)
Minority interests	764	838
Changes in operating assets and liabilities:
Accounts receivable	(40,256)	3,011
Inventories	29,403	(78,551)
Floor plan notes payable	(71,714)	48,326
Accounts payable and accrued expenses	53,723	36,517
Other	6,121	(11,913)

Net cash from operating activities	54,816	60,649

Investing Activities:
Purchase of equipment and improvements	(101,380)	(90,721)
Proceeds from sale-leaseback transactions	53,275	13,374
Dealership acquisitions, net	(48,201)	(3,715)
Proceeds from sale of investment	—	7,703

Net cash from investing activities	(96,306)	(73,359)

Financing Activities:
Net borrowings (repayments) of long-term debt	29,394	(107,020)
Proceeds from issuance of common stock	2,181	127,343
Dividends	(10,157)	(8,734)

Net cash from financing activities	21,418	11,589

Net cash from discontinued operations	15,949	10,058

Net increase (decrease) in cash and cash equivalents	(4,123)	8,937
Cash and cash equivalents, beginning of period	15,187	13,238

Cash and cash equivalents, end of period	$11,064	$22,175

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$50,738	$44,536
Income taxes	12,531	5,136
Seller financed debt	5,300	—
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Common Stock					Other
			Additional			Comprehensive	Total	Comprehensive
	Issued		Paid-In	Retained	Unearned	Income	Stockholders’	Income
	Shares	Amount	Capital	Earnings	Compensation	(Loss)	Equity	(Loss)

	(Unaudited)
	(Dollars in thousands)
Balances, January 1, 2005	46,482,604	$5	$716,273	$305,881	$(4,587)	$57,463	$1,075,035	$—
Restricted stock	4,293	—	179	—	1,082	—	1,261	—
Exercise of options, including tax benefit of $501	117,173	—	2,682	—	—	—	2,682	—
Fair value of interest rate swap agreements, net of tax	—	—	—	—	—	1,041	1,041	1,041
Foreign currency translation	—	—	—	—	—	(27,482)	(27,482)	(27,482)
Dividends				(10,157)			(10,157)	—
Net income	—	—	—	56,088	—	—	56,088	56,088

Balances, June 30, 2005	46,604,070	$5	$719,134	$351,812	$(3,505)	$31,022	$1,098,468	$29,647

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1.	Interim Financial Statements

Basis of Presentation
      The information presented as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normal and recurring adjustments) which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, which were included as part of the Company’s Annual Report on Form 10-K.
      The Company’s parts and service departments provide preparation and reconditioning services for its dealerships’ new and used vehicle departments, for which the new and used vehicle departments are charged as if they were third parties. During 2004, the Company determined that revenue and cost of sales had not been reduced by the intracompany charge for such work performed by certain of the Company’s dealerships. Accordingly, service and parts revenue and cost of sales have been reduced by approximately $19,515 and $38,153 for the three and six months ended June 30, 2004, respectively. Service and parts revenue and cost of sales in 2005 do not include such intracompany charges. The eliminations do not have a material impact on service and parts revenue, gross profit, operating income, income from continuing operations, net income, earnings per share, cash flows, or financial position.

Discontinued Operations
      The Company periodically sells or otherwise disposes of certain dealerships resulting in accounting for such dealerships as discontinued operations. Combined financial information regarding the dealerships accounted for as discontinued operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$130,557	$155,708	$295,478	$314,537
Pre-tax income (loss)	(1,644)	53	(3,023)	(1,693)
Gain on disposal	4,479	1,805	4,476	3,028

	June 30,	December 31,
	2005	2004

Inventories	$52,754	$84,780
Other assets	42,215	64,141

Total Assets	$94,969	$148,921

Floor plan notes payable	$46,045	$78,178
Other liabilities	7,414	14,375

Total Liabilities	$53,459	$92,553

      The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a dealership will be eliminated from ongoing operations, the Company

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed is located in a complex of Company dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows generated by the disposed franchise will be replaced by expanded operations of the remaining franchises.

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
      Following is a summary of the changes in the carrying amount of goodwill and franchise value during the six months ended June 30, 2005:

		Franchise
	Goodwill	Value

Balance — January 1, 2005	$1,038,647	$183,084
Additions during period	16,067	7,106
Foreign currency translation	(14,472)	(5,454)

Balance — June 30, 2005	$1,040,242	$184,736

      As of June 30, 2005 approximately $613,470 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.

Stock-Based Compensation
      Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan provides for the issuance of up to 2,100 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of June 30, 2005, 1,768 shares of common stock were available for grant under the Plan.
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

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123.” Had the Company elected to recognize compensation expense for option grants using the fair value method, pro forma net income and pro forma basic and diluted earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income(1)	$33,196	$33,003	$56,088	$53,207
Fair value method compensation expense attributable to stock-based compensation, net of tax	3	293	197	634

Pro forma net income	$33,193	$32,710	$55,891	$52,573

Basic earnings per share	$0.72	$0.72	$1.21	$1.21

Pro forma basic earnings per share	$0.72	$0.71	$1.20	$1.20

Diluted earnings per share	$0.71	$0.71	$1.19	$1.19

Pro forma diluted earnings per share	$0.71	$0.70	$1.19	$1.18

Weighted average fair value of options granted	n/a	n/a	$8.61	n/a
Expected dividend yield	n/a	n/a	1.6%	n/a
Risk free interest rates	n/a	n/a	4.00%	n/a
Expected life	n/a	n/a	5.0 years	n/a
Expected volatility	n/a	n/a	30.28%	n/a

(1)	Includes approximately $415 and $222 of compensation expense, net of tax, related to restricted stock grants, for the three month periods ended June 30, 2005 and 2004, respectively, and approximately $797 and $481 for the six month periods ended June 30, 2005 and 2004, respectively.

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

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Inventories
      Inventories consisted of the following:

	June 30,	December 31,
	2005	2004

New vehicles	$954,918	$956,131
Used vehicles	254,192	236,929
Parts, accessories and other	62,794	59,298

Total net inventories	$1,271,904	$1,252,358

      The Company receives non-refundable credits from certain of its vehicle manufacturers, which are treated as a reduction of cost of goods sold when the vehicles are sold. Such credits amounted to $9,978 and $8,423 during the three months ended June 30, 2005 and 2004, respectively, and $16,492 and $15,582 during the six months ended June 30, 2005 and 2004, respectively.

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
      During the six months ended June 30, 2005, the Company acquired seven automobile dealership franchises. The aggregate consideration paid in connection with the acquisitions amounted to approximately $48,201 in cash and a seller financed note in the amount of $5,300. The consolidated condensed balance sheets include preliminary allocations of the purchase price relating to such acquisitions, resulting in the recognition of $16,067 of goodwill and $7,106 of franchise value. During the six months ended June 30, 2004, the Company acquired three automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $3,715 in cash. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.
      The following unaudited consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2005 and 2004 give effect to net acquisitions consummated during the respective periods as if they had occurred on January 1, 2004.

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenues	n/a	$2,356,000	$5,245,923	$4,627,197
Income from continuing operations	n/a	32,000	55,229	52,648
Net income	n/a	33,138	56,146	53,465
Net income per diluted common share	n/a	$0.71	$1.19	$1.20

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share
      Basic earnings per share is computed using net income and weighted average shares outstanding. Diluted earnings per share is computed using net income and the weighted average shares outstanding, adjusted for the dilutive effect of stock options and restricted stock. As of June 30, 2005, 2 shares attributable to outstanding common stock equivalents were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Weighted average shares outstanding	46,412	45,897	46,386	43,816
Effect of stock options	436	458	425	495
Effect of restricted stock	193	210	214	237

Weighted average shares outstanding, including effect of dilutive securities	47,041	46,565	47,025	44,548

6.	Long Term Debt
      Long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004

U.S. Credit Agreement	$299,000	$254,800
U.K. Credit Agreement	—	16,836
9.625% Senior Subordinated Notes due 2012	300,000	300,000
Other	9,137	14,701

Total long-term debt	608,137	586,337
Less: Current portion	3,561	11,367

Net long-term debt	$604,576	$574,970

U.S. Credit Agreement
      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”), which provides for up to $600,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50,000 of availability for letters of credit, through September 30, 2007. The revolving loans bear interest between defined LIBOR plus 2.60% and defined LIBOR plus 3.75%.
      The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
acceleration of the amounts owed. As of June 30, 2005, the Company was in compliance with all covenants under the U.S. Credit Agreement, and management believes the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments of the domestic subsidiaries. See “Forward Looking Statements.”
      The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2005, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $299,000 and $34,500, respectively.

U.K. Credit Agreement
      The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65,000 in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Loans under the U.K. Credit Agreement bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15,000. Term loan capacity under the U.K. Credit Agreement was originally £10,000, which is reduced by £2,000 every six months. As of June 30, 2005, term loan capacity under the U.K. Credit Agreement amounted to £4,000. The remaining £55,000 of revolving loans mature on June 30, 2007.
      The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2005, the Company was in compliance with all covenants under the U.K. Credit Agreement, and management believes that the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments of the U.K. Subsidiaries. See “Forward Looking Statements.”
      The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of June 30, 2005, there were no outstanding borrowings under the U.K. Credit Agreement.

Senior Subordinated Notes
      The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the Notes at its option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of June 30, 2005, the Company was in compliance with all covenants and there were no events of default.

7.	Interest Rate Swaps
      During January 2000, the Company entered into a swap agreement of five years duration pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The interest rate was 7.15%. In October 2002, the terms of this swap were amended, pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, the Company terminated a swap agreement pursuant to which a notional $350,000 of its U.S. floating rate debt had been exchanged for fixed rate debt. The fair value of the swap upon termination was not significant. These swaps were designated as cash flow hedges of future interest payments of the LIBOR based U.S. floor plan borrowings. As of June 30, 2005, the Company expects approximately $4,093 of interest associated with the swap agreement to be reclassified as a charge to income over the next twelve months.

8.	Commitments and Contingent Liabilities
      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. The Company is a party to several class action lawsuits. As of June 30, 2005, the Company is not party to any legal proceeding, including the class action lawsuits, that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of its common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase a maximum of 108 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made relating to the put option. As of June 30, 2005, the maximum future cash payment that the Company may be required to make in connection with the put option amounted to $1,300.
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

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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

9.	Consolidating Condensed Financial Information
      The following tables include consolidating condensed financial information as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004 for United Auto Group, Inc. (as the issuer of the Notes), wholly-owned subsidiary guarantors, non-wholly owned subsidiary guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The consolidating condensed financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.
Consolidating Condensed Balance Sheet
(Unaudited)
June 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries

							UAG
			United			UAG	Mentor	UAG	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Cash and cash equivalents	$11,064	$—	$6,397	$—	$—	$786	$539	$967	$2,375
Accounts receivable, net	408,433	(38,183)	38,183	269,597	10,446	5,548	2,233	1,946	118,663
Inventories, net	1,271,904	—	—	801,964	28,055	24,048	6,321	3,470	408,046
Other current assets	60,169	—	5,232	26,273	653	30	3	23	27,955

Total current assets	1,751,570	(38,183)	49,812	1,097,834	39,154	30,412	9,096	6,406	557,039
Property and equipment, net	430,418	—	4,398	252,086	6,199	3,446	1,799	3,767	158,723
Intangible assets	1,224,978	—	—	863,204	68,281	20,738	3,722	—	269,033
Other assets	70,312	(1,005,469)	1,050,175	20,779	149	110	—	—	4,568
Assets of discontinued operations	94,969	—	—	94,969	—	—	—	—	—

Total Assets	$3,572,247	$(1,043,652)	$1,104,385	$2,328,872	$113,783	$54,706	$14,617	$10,173	$989,363

Floor plan notes payable	$1,168,460	$—	$—	$762,855	$22,934	$19,868	$5,712	$3,725	$353,366
Accounts payable	254,667	—	4,744	108,895	6,562	1,877	418	2,660	129,511
Accrued expenses	206,693	(38,183)	1,173	53,424	27,834	12,637	2,135	412	147,261
Current portion of long-term debt	3,561	—	—	3,561	—	—	—	—	—

Total current liabilities	1,633,381	(38,183)	5,917	928,735	57,330	34,382	8,265	6,797	630,138
Long-term debt	604,576	—	—	390,077	63,151	21,361	3,842	3,119	123,026
Other long-term liabilities	182,363	—	—	166,074	10,907	1,071	3,727	77	507
Liabilities of discontinued operations	53,459	—	—	53,459	—	—	—	—	—

Total Liabilities	2,473,779	(38,183)	5,917	1,538,345	131,388	56,814	15,834	9,993	753,671
Total Stockholders’ Equity	1,098,468	(1,005,469)	1,098,468	790,527	(17,605)	(2,108)	(1,217)	180	235,692

Total Liabilities and Stockholders’ Equity	$3,572,247	$(1,043,652)	$1,104,385	$2,328,872	$113,783	$54,706	$14,617	$10,173	$989,363

UNITED AUTO GROUP, INC.
Consolidating Condensed Balance Sheet
(Unaudited)
December 31, 2004

					Non-Wholly Owned Guarantor Subsidiaries

							UAG	UAG
			United			UAG	Mentor	Central	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Cash and cash equivalents	$15,187	$—	$13,638	$—	$—	$1,424	$125	$—	$—
Accounts receivable, net	356,625	(34,404)	34,404	240,004	10,464	5,441	2,505	588	97,623
Inventories, net	1,252,358	—	—	745,643	26,085	31,523	5,085	2,996	441,026
Other current assets	44,315	—	4,589	22,064	547	12	4	—	17,099

Total current assets	1,668,485	(34,404)	52,631	1,007,711	37,096	38,400	7,719	3,584	555,748
Property and equipment, net	406,783	—	3,788	230,909	6,041	2,417	1,815	3,813	158,000
Intangible assets	1,221,731	—	—	830,837	68,281	20,738	3,722	—	298,153
Other assets	86,881	(973,674)	1,023,923	31,773	9	234	—	—	4,616
Assets of discontinued operations	148,921	—	—	139,644	—	—	—	—	9,277

Total Assets	$3,532,801	$(1,008,078)	$1,080,342	$2,240,874	$111,427	$61,789	$13,256	$7,397	$1,025,794

Floor plan notes payable	$1,197,540	$—	$—	$764,182	$22,329	$28,239	$4,779	$2,495	$375,516
Accounts payable	213,851	—	5,186	90,852	6,873	1,819	321	1,430	107,370
Accrued expenses	188,381	(34,404)	121	48,132	24,695	11,637	1,921	259	136,020
Current portion of long-term debt	11,367	—	—	938	—	—	—	—	10,429

Total current liabilities	1,611,139	(34,404)	5,307	904,104	53,897	41,695	7,021	4,184	629,335
Long-term debt	574,970	—	—	338,215	63,151	21,361	3,842	3,021	145,380
Other long-term liabilities	179,104	—	—	163,315	10,946	1,028	3,386	58	371
Liabilities of discontinued operations	92,553	—	—	86,710	—	—	—	—	5,843

Total Liabilities	2,457,766	(34,404)	5,307	1,492,344	127,994	64,084	14,249	7,263	780,929
Total Stockholders’ Equity	1,075,035	(973,674)	1,075,035	748,530	(16,567)	(2,295)	(993)	134	244,865

Total Liabilities and Stockholders’ Equity	$3,532,801	$(1,008,078)	$1,080,342	$2,240,874	$111,427	$61,789	$13,256	$7,397	$1,025,794

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Three Months Ended June 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries

			United				UAG	UAG
			Auto			UAG	Mentor	Central	Non-
	Total		Group,	Guarantor	HBL	Connecticut I,	Acquisition	NJ,	Guarantor
	Company	Eliminations	Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$2,743,813	$—	$—	$1,740,185	$72,462	$42,817	$14,641	$11,057	$862,651
Cost of sales	2,338,088	—	—	1,480,976	59,022	35,831	12,666	9,628	739,965

Gross profit	405,725	—	—	259,209	13,440	6,986	1,975	1,429	122,686
Selling, general, and administrative expenses	318,059	—	3,160	202,170	10,399	5,250	1,470	893	94,717
Depreciation and amortization	10,404	—	537	5,953	235	113	50	68	3,448

Operating income (loss)	77,262	—	(3,697)	51,086	2,806	1,623	455	468	24,521
Floor plan interest expense	(14,201)	—	—	(9,612)	(294)	(330)	(68)	(29)	(3,868)
Other interest expense	(12,308)	—	—	(8,108)	(887)	(300)	(279)	(109)	(2,625)
Equity in earnings of subsidiaries	—	(67,137)	67,137	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	50,753	(67,137)	63,440	33,366	1,625	993	108	330	18,028
Minority interests	(621)	—	—	(346)	(97)	(119)	—	(59)	—
Income taxes	(18,725)	26,976	(25,490)	(13,324)	(653)	(399)	(43)	(133)	(5,659)

Income (loss) from continuing operations	31,407	(40,161)	37,950	19,696	875	475	65	138	12,369
Income from discontinued operations, net of tax	1,789	—	—	1,757	—	—	—	—	32

Net income (loss)	$33,196	$(40,161)	$37,950	$21,453	$875	$475	$65	$138	$12,401

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Six Months Ended June 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$5,235,930	$—	$—	$3,268,525	$124,478	$77,224	$26,872	$16,691	$1,722,140
Cost of sales	4,451,637	—	—	2,773,847	100,239	64,272	23,276	14,617	1,475,386

Gross profit	784,293	—	—	494,678	24,239	12,952	3,596	2,074	246,754
Selling, general, and administrative expenses	623,704	—	6,356	395,174	19,763	10,312	2,790	1,572	187,737
Depreciation and amortization	20,677	—	792	12,151	463	221	99	135	6,816

Operating income (loss)	139,912	—	(7,148)	87,353	4,013	2,419	707	367	52,201
Floor plan interest expense	(27,481)	—	—	(18,332)	(516)	(608)	(117)	(52)	(7,856)
Other interest expense	(23,789)	—	—	(15,226)	(1,798)	(597)	(557)	(222)	(5,389)
Equity in earnings of subsidiaries	—	(122,981)	122,981	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	88,642	(122,981)	115,833	53,795	1,699	1,214	33	93	38,956
Minority interests	(764)	—	—	(500)	(101)	(144)	—	(19)	—
Income taxes	(32,707)	51,564	(48,559)	(22,263)	(686)	(496)	(10)	(29)	(12,228)

Income (loss) from continuing operations	55,171	(71,417)	67,274	31,032	912	574	23	45	26,728
Income from discontinued operations, net of tax	917	—	—	1,007	—	—	—	—	(90)

Net income (loss)	$56,088	$(71,417)	$67,274	$32,039	$912	$574	$23	$45	$26,638

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Three Months Ended June 30, 2004

					Non-Wholly Owned Guarantor
					Subsidiaries

							UAG
			United			UAG	Mentor	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$2,286,326	$—	$—	$1,499,859	$65,885	$41,989	$14,806	$663,787
Cost of sales	1,953,948	—	—	1,278,277	54,584	35,413	13,052	572,622

Gross profit	332,378	—	—	221,582	11,301	6,576	1,754	91,165
Selling, general, and administrative expenses	256,968	—	3,442	166,732	8,655	4,715	1,447	71,977
Depreciation and amortization	8,542	—	290	5,424	402	123	51	2,252

Operating income (loss)	66,868	—	(3,732)	49,426	2,244	1,738	256	16,936
Floor plan interest expense	(10,511)	—	—	(7,643)	(176)	(164)	(38)	(2,490)
Other interest expense	(10,052)	—	—	(6,267)	(836)	(166)	(255)	(2,528)
Other income	6,611	—	6,611	—	—	—	—	—
Equity in earnings of subsidiaries	—	(50,006)	50,006	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	52,916	(50,006)	52,885	35,516	1,232	1,408	(37)	11,918
Minority interests	(502)	—	—	(265)	(72)	(165)	—	—
Income taxes	(20,549)	20,602	(21,789)	(14,590)	(508)	(580)	15	(3,699)

Income (loss) from continuing operations	31,865	(29,404)	31,096	20,661	652	663	(22)	8,219
Income from discontinued operations, net of tax	1,138	—	—	980	—	—	—	158

Net income (loss)	$33,003	$(29,404)	$31,096	$21,641	$652	$663	$(22)	$8,377

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Six Months Ended June 30, 2004

					Non-Wholly Owned
					Guarantor Subsidiaries

							UAG
			United			UAG	Mentor	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$4,486,188	$—	$—	$2,879,033	$122,934	$80,293	$27,086	$1,376,842
Cost of sales	3,828,363	—	—	2,449,474	101,903	67,785	23,807	1,185,394

Gross profit	657,825	—	—	429,559	21,031	12,508	3,279	191,448
Selling, general, and administrative expenses	516,619	—	6,302	337,014	16,591	9,462	2,727	144,523
Depreciation and amortization	16,782	—	558	10,755	652	243	102	4,472

Operating income (loss)	124,424	—	(6,860)	81,790	3,788	2,803	450	42,453
Floor plan interest expense	(23,236)	—	—	(17,465)	(357)	(306)	(73)	(5,035)
Other interest expense	(20,817)	—	—	(13,354)	(1,415)	(332)	(510)	(5,206)
Other income	6,611	—	6,611	—	—	—	—	—
Equity in earnings of subsidiaries	—	(87,324)	87,324	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	86,982	(87,324)	87,075	50,971	2,016	2,165	(133)	32,212
Minority interests	(822)	—	—	(477)	(109)	(236)	—	—
Income taxes	(33,770)	40,492	(40,012)	(22,657)	(926)	(983)	66	(9,750)

Income (loss) from continuing operations	52,390	(46,832)	47,063	27,837	981	946	(67)	22,462
Income from discontinued operations, net of tax	817	—	—	801	—	—	—	16

Net income (loss)	$53,207	$(46,832)	$47,063	$28,638	$981	$946	$(67)	$22,478

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Cash Flows
(Unaudited)
Six Months Ended June 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries

							UAG	UAG
			United			UAG	Mentor	Central	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Net cash from operating activities	$54,816	$—	$(5,839)	$20,585	$2,520	$1,050	$747	$958	$34,795

Investing Activities:
Purchase of equipment and improvements	(101,380)	—	(1,402)	(59,917)	(621)	(4,501)	(83)	(89)	(34,767)
Proceeds from sale — leaseback transactions	53,275	—	—	32,713	—	3,251	—	—	17,311
Dealership acquisitions, net	(48,201)	—	—	(41,897)	—	—	—	—	(6,304)

Net cash from investing activities	(96,306)	—	(1,402)	(69,101)	(621)	(1,250)	(83)	(89)	(23,760)

Financing Activities:
Net borrowings (repayments) of long-term debt	29,394	—	7,976	40,279	—	—	—	98	(18,959)
Proceeds from issuance of common stock	2,181	—	2,181	—	—	—	—	—	—
Distributions from (to) parent	—	—	—	(4,278)	(1,899)	(438)	(250)	—	6,865
Dividends	(10,157)	—	(10,157)	—	—	—	—	—	—

Net cash from financing activities	21,418	—	—	36,001	(1,899)	(438)	(250)	98	(12,094)

Net cash from discontinued operations	15,949	—	—	12,515	—	—	—	—	3,434

Net increase (decrease) in cash
and cash equivalents	(4,123)	—	(7,241)	—	—	(638)	414	967	2,375
Cash and cash equivalents, beginning of period	15,187	—	13,638	—	—	1,424	125	—	—

Cash and cash equivalents, end of period	$11,064	$—	$6,397	$—	$—	$786	$539	$967	$2,375

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Cash Flows
(Unaudited)
Six Months Ended June 30, 2004

					Non-Wholly Owned Guarantor
					Subsidiaries

							UAG
			United			UAG	Mentor	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Net cash from operating activities	$60,649	$—	$(7,468)	$48,602	$1,718	$1,749	$514	$15,534

Investing Activities:
Purchase of equipment and improvements	(90,721)	—	(686)	(34,102)	(14,155)	(642)	(60)	(41,076)
Proceeds from sale — leaseback transactions	13,374	—	—	13,374	—	—	—	—
Proceeds from sale of investment	7,703	—	7,703	—	—	—	—	—
Dealership acquisitions, net	(3,715)	—	—	(2,191)	—	—	—	(1,524)

Net cash from investing activities	(73,359)	—	7,017	(22,919)	(14,155)	(642)	(60)	(42,600)

Financing Activities:
Net borrowings (repayments) of long-term debt	(107,020)	—	(118,609)	(19,501)	16,083	—	—	15,007
Proceeds from issuance of common stock	127,343	—	127,343	—	—	—	—	—
Distributions from (to) parent	—	—	—	(19,357)	(4,892)	(693)	(58)	25,000
Dividends	(8,734)	—	(8,734)	—	—	—	—	—

Net cash from financing activities	11,589	—	—	(38,858)	11,191	(693)	(58)	40,007

Net cash from discontinued operations	10,058	—	—	12,739	—	—	—	(2,681)

Net increase (decrease) in cash and cash equivalents	8,937	—	(451)	(436)	(1,246)	414	396	10,260
Cash and cash equivalents, beginning of period	13,238	—	6,571	436	1,246	644	85	4,256

Cash and cash equivalents, end of period	$22,175	$—	$6,120	$—	$—	$1,058	$481	$14,516

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward looking statements as a result of various factors. See “Forward Looking Statements.”
Overview
      We are the second largest automotive retailer in the United States as measured by total revenues. As of June 30, 2005, we owned and operated 143 franchises in the United States and 96 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
      Second quarter results include a $1.9 million ($1.2 million after tax), or $0.03 per share, severance charge. Second quarter 2004 results include a $6.6 million ($4.0 million after tax), or $0.09 per share, gain resulting from the sale of an investment.
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
      We and Sirius Satellite Radio Inc. have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius Satellite Radio, our domestic dealerships endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received ten million warrants to purchase Sirius common stock at $2.392 per share that vest ratably on an annual basis through January 2009. Two million of these warrants vested in the first quarter of 2005 and we exercised the warrants and sold the underlying stock we received upon exercise. The vesting of these warrants may accelerate based on us attaining specified subscription targets. We also received an additional ten million warrants to purchase Sirius common stock at $2.392 per share which vest upon our achieving specified volume targets pertaining to specified brands. We measure the fair value of the warrants on the date they vest as there are no significant disincentives for non-performance. Since we can reasonably estimate the number of warrants that will vest pursuant to the ratable vesting schedule, the estimated fair value (based on current fair value) of those warrants is being recognized ratably during each annual vesting period. Since we cannot reasonably estimate the number of warrants that will vest subject to the specified volume targets, the fair value of those warrants is being recognized upon vesting. The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled if certain performance targets are not met or upon the termination of our agreement. We may not be able to achieve any of the performance targets outlined in the warrants.
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

Impairment Testing
      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of an estimate of its fair value with its carrying value. If the carrying value of a franchise exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. We also evaluate the remaining useful life of our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed at the “reporting unit” level. We have three “regions,” each of which has been determined to be a reporting unit. If the carrying amount of the goodwill attributable to a reporting unit is determined to exceed its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the goodwill attributable to our reporting units is determined using a discounted cash flow approach which includes assumptions regarding revenue and profitability growth, residual values and the cost of capital. If future events and circumstances cause significant changes in the underlying assumptions which result in a reduction of our estimates of fair value, we may incur an impairment charge.

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

Income Taxes
      Tax regulations may require items to be included in our tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses which are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax effect in our financial statements. Deferred tax liabilities generally represent expenses recognized in our financial statements for which payment has been deferred or deductions taken on our tax return which have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.
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
Results of Operations
      The following tables present comparative financial data relating to our operating performance in the aggregate and on a “Same Store” basis. Dealership results are only included in same store comparisons when we have consolidated the entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2003, the results of the acquired entity would be included in quarterly same store comparisons beginning with the second quarter of 2004 and in annual same store comparisons beginning with 2005.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (dollars in millions, except per unit amounts)
Total Retail Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	70,935	62,559	8,376	13.4%
Total same store retail unit sales	63,722	62,072	1,650	2.7%
Total retail sales revenue	$2,513.8	$2,100.2	$413.6	19.7%
Total same store retail sales revenue	$2,234.5	$2,084.8	$149.7	7.2%
Total retail gross profit	$405.6	$331.8	$73.8	22.2%
Total same store retail gross profit	$361.9	$329.1	$32.8	10.0%
Total retail gross margin	16.1%	15.8%	0.3%	1.9%
Total same store retail gross margin	16.2%	15.8%	0.4%	2.5%

Units
      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 8,376 units, or 13.4%, from 2004 to 2005. The increase is due to a 6,726 unit increase from net dealership acquisitions during the period, coupled with a 1,650 unit, or 2.7%, increase in same store retail unit sales. The same store increase is due to an increase in retail unit sales at our premium luxury and our volume foreign brands, offset by a decrease in used retail unit sales at our domestic brands.

Revenues
      Retail sales revenue increased $413.6 million, or 19.7%, from 2004 to 2005. The increase is due to a $263.9 million increase from net dealership acquisitions during the period, coupled with a $149.7 million, or 7.2%, increase in same store revenues. The same store revenue increase is due to (1) an $845, or 2.7%, increase in average new vehicle revenue per unit, which increased revenue by $35.1 million, (2) a $1,505, or 6.2%, increase in average used vehicle revenue per unit, which increased revenue by $30.2 million, (3) a $93, or 11.6%, increase in average finance and insurance revenue per unit, which increased revenue by $5.8 million, (4) a $19.7 million, or 8.7%, increase in service and parts revenues, and (5) the 2.7% increase in retail unit sales which increased revenue by $58.9 million.

Gross Profit
      Retail gross profit increased $73.8 million, or 22.2%, from 2004 to 2005. The increase is due to a $41.0 million increase from net dealership acquisitions during the period, coupled with a $32.8 million, or 10.0%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) a $103, or 3.8%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $4.3 million, (2) a $228, or 10.6%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $4.6 million, (3) the $93, or 11.6%, increase in average finance and insurance revenue per unit which increased retail gross profit by $5.8 million, (4) an $11.8 million, or 9.6%, increase in service and parts gross profit, and (5) the 2.7% increase in retail unit sales which increased retail gross profit by $6.3 million.
New Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

New retail unit sales	48,590	41,745	6,845	16.4%
Same store new retail unit sales	43,635	41,491	2,144	5.2%
New retail sales revenue	$1,589.2	$1,316.9	$272.3	20.7%
Same store new retail sales revenue	$1,413.8	$1,309.2	$104.6	8.0%
New retail sales revenue per unit	$32,705	$31,547	$1,158	3.7%
Same store new retail sales revenue per unit	$32,400	$31,555	$845	2.7%
Gross profit — new	$137.8	$112.5	$25.3	22.5%
Same store gross profit — new	$122.0	$111.7	$10.3	9.2%
Average gross profit per new vehicle retailed	$2,835	$2,695	$140	5.2%
Same store average gross profit per new vehicle retailed	$2,795	$2,692	$103	3.8%
Gross margin % — new	8.7%	8.5%	0.2%	2.4%
Same store gross margin % — new	8.6%	8.5%	0.1%	1.2%

Units
      Retail unit sales of new vehicles increased 6,845 units, or 16.4%, from 2004 to 2005. The increase is due to a 4,701 unit increase from net dealership acquisitions during the period, coupled with a 2,144 unit, or 5.2%, increase in same store retail unit sales. The same store increase is due primarily to an increase at our premium luxury and volume foreign brands.

Revenues
      New vehicle retail sales revenue increased $272.3 million, or 20.7%, from 2004 to 2005. The increase is due to a $167.7 million increase from net dealership acquisitions during the period coupled with a $104.6 million, or 8.0%, increase in same store revenues. The same store revenue increase is due to the 5.2% increase in retail unit sales, which increased revenue by $69.5 million, and an $845, or 2.7%, increase in comparative average selling prices per unit, which increased revenue by $35.1 million.

Gross Profit
      Retail gross profit from new vehicle sales increased $25.3 million, or 22.5%, from 2004 to 2005. The increase is due to a $15.0 million increase from net dealership acquisitions during the period, coupled with a $10.3 million, or 9.2%, increase in same store gross profit. The same store increase is due to the 5.2% increase in retail unit sales, which increased gross profit by $6.0 million, and a $103, or 3.8%, increase in average gross profit per vehicle retailed, which increased gross profit by $4.3 million.
Used Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

Used retail unit sales	22,345	20,814	1,531	7.4%
Same store used retail unit sales	20,087	20,581	(494)	(2.4)%
Used retail sales revenue	$582.9	$503.9	$79.0	15.7%
Same store used retail sales revenue	$517.1	$498.8	$18.3	3.7%
Used retail sales revenue per unit	$26,086	$24,210	$1,876	7.7%
Same store used retail sales revenue per unit	$25,743	$24,238	$1,505	6.2%
Gross profit — used	$53.3	$44.7	$8.6	19.2%
Same store gross profit — used	$47.8	$44.3	$3.5	7.9%
Average gross profit per used vehicle retailed	$2,386	$2,149	$237	11.0%
Same store average gross profit per used vehicle retailed	$2,381	$2,153	$228	10.6%
Gross margin % — used	9.1%	8.9%	0.2%	2.2%
Same store gross margin % — used	9.2%	8.9%	0.3%	3.4%

Units
      Retail unit sales of used vehicles increased 1,531 units, or 7.4%, from 2004 to 2005. The increase is due to a 2,025 unit increase from net dealership acquisitions during the period, offset by a 494 unit, or 2.4%, decrease in same store used retail unit sales. We believe that the same store decrease was due principally to the continued challenging used vehicle market in domestic brands in the U.S. during the second quarter of 2005, based in part on the relative affordability of new vehicles due to continued incentive spending by certain manufacturers.

Revenues
      Used vehicle retail sales revenue increased $79.0 million, or 15.7%, from 2004 to 2005. The increase is due to a $60.7 million increase from net dealership acquisitions during the period, and an $18.3 million, or 3.7%, increase in same store revenues. The same store revenue increase is due to a $1,505, or 6.2%, increase in comparative average selling prices per vehicle, which increased revenue by $30.2 million, offset by the 2.4% decrease in retail unit sales, which decreased revenue by $11.9 million.

Gross Profit
      Retail gross profit from used vehicle sales increased $8.6 million, or 19.2%, from 2004 to 2005. The increase is due to a $5.1 million increase from net dealership acquisitions during the period, coupled with a $3.5 million, or 7.9%, increase in same store gross profit. The increase in same store gross profit is due to a $228, or 10.6%, increase in average gross profit per used vehicle retailed, which increased gross profit by $4.6 million, offset by the 2.4% decrease in retail unit sales, which decreased gross profit by $1.1 million.
Finance and Insurance Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	70,935	62,559	8,376	13.4%
Total same store retail unit sales	63,722	62,072	1,650	2.7%
Finance and insurance revenue	$61.0	$49.7	$11.3	22.7%
Same store finance and insurance revenue	$56.8	$49.6	$7.2	14.6%
Finance and insurance revenue per unit	$860	$795	$65	8.2%
Same store finance and insurance revenue per unit	$891	$798	$93	11.6%
      Finance and insurance revenue increased $11.3 million, or 22.7%, from 2004 to 2005. The increase is due to a $4.1 million increase from net dealership acquisitions during the period, coupled with a $7.2 million, or 14.6%, increase in same store revenues. The same store revenue increase is due to a $93, or 11.6%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $5.8 million, and the 2.7% increase in retail unit sales, which increased revenue by $1.4 million. Approximately $31 of the $65 increase in comparative average finance and insurance revenue per unit was due to our Sirius Satellite Radio promotion agreement.
Service and Parts Data

			2005 vs. 2004

	2005	2004	Change	% Change

Service and parts revenue	$280.7	$229.6	$51.1	22.3%
Same store service and parts revenue	$246.8	$227.1	$19.7	8.7%
Gross profit	$153.5	$124.8	$28.7	23.0%
Same store gross profit	$135.3	$123.5	$11.8	9.6%
Gross margin	54.7%	54.4%	0.3%	0.6%
Same store gross margin	54.8%	54.4%	0.4%	0.7%

Revenues
      Service and parts revenue increased $51.1 million, or 22.3%, from 2004 to 2005. The increase is due to a $31.4 million increase from net dealership acquisitions during the period, coupled with a $19.7 million, or 8.7%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of maintenance programs and certified pre-owned programs offered by certain manufacturers, and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit
      Service and parts gross profit increased $28.7 million, or 23.0%, from 2004 to 2005. The increase is due to a $16.9 million increase from net dealership acquisitions during the period, coupled with an $11.8 million, or 9.6%, increase in same store gross profit. The same store gross profit increase is due to the $19.7 million, or

8.7%, increase in revenues, which increased gross profit by $10.8 million, and a 0.4% increase in gross margin, which increased gross profit by $1.0 million.
Selling, General and Administrative
      Selling, general and administrative “SG&A” expenses increased $61.1 million, or 23.8%, from $257.0 million to $318.1 million. The aggregate increase is primarily due to a $32.4 million increase from net dealership acquisitions during the period coupled with a $28.7 million, or 11.3%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 10.0% increase in retail gross profit over the prior year, coupled with increased rent and other property costs and $1.9 million of severance charges as we rationalized our cost structure in certain markets. SG&A expenses increased as a percentage of total revenue from 11.2% to 11.6% and increased as a percentage of gross profit from 77.3% to 78.4%.
Depreciation and Amortization
      Depreciation and amortization increased $1.9 million, or 22.4%, from $8.5 million to $10.4 million. The increase is due to a $0.9 million increase from net dealership acquisitions during the period, coupled with a $1.0 million, or 11.8%, increase in same store depreciation and amortization. The same store increase is due in large part to our facility improvement and expansion program.
Floor Plan Interest Expense
      Floor plan interest expense increased $3.7 million, or 35.1%, from $10.5 million to $14.2 million. The increase is due to a $1.2 million increase from net dealership acquisitions during the period coupled with a $2.4 million, or 23.4%, increase in same store floor plan interest expense. The same store increase is due primarily to an increase in our weighted average borrowing rate during 2005 compared to 2004.
Other Interest Expense
      Other interest expense increased $2.2 million, or 22.4%, from $10.1 million to $12.3 million. The increase is due primarily to an increase in our weighted average borrowing rate during 2005 versus 2004, coupled with an increase in outstanding indebtedness in 2005 versus 2004.
Income Taxes
      Income taxes decreased $1.8 million, or 8.9%, from $20.5 million to $18.7 million. The decrease is due to a decrease in our effective tax rate in 2005 versus 2004 from 38.8% to 36.9%, combined with a decrease in 2005 pre-tax income compared with 2004. The reduction in our effective rate is due principally to an increase in the relative proportion of our income from our U.K. operations, which is taxed at a lower rate.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 (dollars in millions, except per unit amounts)
Total Retail Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	135,427	122,512	12,915	10.5%
Total same store retail unit sales	120,763	121,040	(277)	(0.2)%
Total retail sales revenue	$4,795.4	$4,118.8	$676.6	16.4%
Total same store retail sales revenue	$4,222.0	$4,065.9	$156.1	3.8%
Total retail gross profit	$783.3	$656.0	$127.3	19.4%
Total same store retail gross profit	$691.2	$646.8	$44.4	6.9%
Total retail gross margin	16.3%	15.9%	0.4%	2.5%
Total same store retail gross margin	16.4%	15.9%	0.5%	3.1%

Units
      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 12,915 units, or 10.5%, from 2004 to 2005. The increase is due to a 13,192 unit increase from net dealership acquisitions during the period, offset by a 277 unit, or 0.2%, decrease in same store retail unit sales. The same store decrease is due to a decline in retail unit sales at our domestic brand and premium luxury dealerships, offset in part by growth in our volume foreign brands.

Revenues
      Retail sales revenue increased $676.6 million, or 16.4%, from 2004 to 2005. The increase is due to a $520.5 million increase from net dealership acquisitions during the period, coupled with a $156.1 million, or 3.8%, increase in same store revenues. The same store revenue increase is due to (1) a $729, or 2.3%, increase in average new vehicle revenue per unit, which increased revenue by $58.4 million, (2) a $1,278, or 5.3%, increase in average used vehicle revenue per unit, which increased revenue by $50.5 million, (3) an $81, or 9.9%, increase in average finance and insurance revenue per unit, which increased revenue by $9.8 million, (4) a $34.6 million, or 7.7%, increase in service and parts revenues, and (5) a $2.8 million net increase resulting from new and used unit sales volume changes.

Gross Profit
      Retail gross profit increased $127.3 million, or 19.4%, from 2004 to 2005. The increase is due to an $82.9 million increase from net dealership acquisitions during the period, coupled with a $44.4 million, or 6.9%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) a $76, or 2.8%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $6.1 million, (2) a $232, or 10.8%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $9.2 million, (3) an $81, or 9.9%, increase in average finance and insurance revenue per unit which increased retail gross profit by $9.8 million, and (4) a $19.4 million, or 8.0%, increase in service and parts gross profit, all offset by the net 0.2% decrease in retail unit sales, which decreased retail gross profit by $0.1 million.

New Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

New retail unit sales	91,337	80,924	10,413	12.9%
Same store new retail unit sales	81,274	80,080	1,194	1.5%
New retail sales revenue	$2,992.0	$2,561.2	$430.8	16.8%
Same store new retail sales revenue	$2,628.3	$2,531.3	$97.0	3.8%
New retail sales revenue per unit	$32,758	$31,650	$1,108	3.5%
Same store new retail sales revenue per unit	$32,339	$31,610	$729	2.3%
Gross profit — new	$260.4	$219.6	$40.8	18.6%
Same store gross profit — new	$225.9	$216.5	$9.4	4.3%
Average gross profit per new vehicle retailed	$2,851	$2,714	$137	5.0%
Same store average gross profit per new vehicle retailed	$2,780	$2,704	$76	2.8%
Gross margin % — new	8.7%	8.6%	0.1%	1.2%
Same store gross margin % — new	8.6%	8.6%	0.0%	0.0%

Units
      Retail unit sales of new vehicles increased 10,413 units, or 12.9%, from 2004 to 2005. The increase is due to a 9,219 unit increase from net dealership acquisitions during the period, coupled with a 1,194 unit, or 1.5%, increase in same store retail unit sales. The same store increase is due to growth in our volume foreign brands, offset by a decline at our domestic brand dealerships.

Revenues
      New vehicle retail sales revenue increased $430.8 million, or 16.8%, from 2004 to 2005. The increase is due to a $333.8 million increase from net dealership acquisitions during the period, coupled with a $97.0 million, or 3.8%, increase in same store revenues. The same store revenue increase is due to the 1.5% increase in retail unit sales, which increased revenue by $38.6 million, coupled with a $729, or 2.3%, increase in comparative average selling prices per unit, which increased revenue by $58.4 million.

Gross Profit
      Retail gross profit from new vehicle sales increased $40.8 million, or 18.6%, from 2004 to 2005. The increase is due to a $31.4 million increase from net dealership acquisitions during the period, coupled with a $9.4 million, or 4.3%, increase in same store gross profit. The same store increase is due to the 1.5% increase in retail unit sales, which increased gross profit by $3.3 million, coupled with a $76, or 2.8%, increase in average gross profit per vehicle retailed, which increased gross profit by $6.1 million.

Used Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

Used retail unit sales	44,090	41,588	2,502	6.0%
Same store used retail unit sales	39,489	40,960	(1,471)	(3.6)%
Used retail sales revenue	$1,132.8	$1,001.8	$131.0	13.1%
Same store used retail sales revenue	$1,002.6	$987.6	$15.0	1.5%
Used retail sales revenue per unit	$25,693	$24,088	$1,605	6.7%
Same store used retail sales revenue per unit	$25,390	$24,112	$1,278	5.3%
Gross profit — used	$104.3	$88.9	$15.4	17.3%
Same store gross profit — used	$93.7	$87.7	$6.0	6.8%
Average gross profit per used vehicle retailed	$2,367	$2,138	$229	10.7%
Same store average gross profit per used vehicle retailed	$2,373	$2,141	$232	10.8%
Gross margin % — used	9.2%	8.9%	0.3%	3.4%
Same store gross margin % — used	9.3%	8.9%	0.4%	4.5%

Units
      Retail unit sales of used vehicles increased 2,502 units, or 6.0%, from 2004 to 2005. The increase is due to a 3,973 unit increase from net dealership acquisitions during the period, offset by a 1,471 unit, or 3.6%, decrease in same store used retail unit sales. We believe that the same store decrease was due in part to the continued challenging used vehicle market in domestic brands in the U.S. during the first six months of 2005, based in part on the relative affordability of new vehicles due to continued incentive spending by certain manufacturers.

Revenues
      Used vehicle retail sales revenue increased $131.0 million, or 13.1%, from 2004 to 2005. The increase is due to a $116.0 million increase from net dealership acquisitions during the period, coupled with a $15.0 million, or 1.5%, increase in same store revenues. The same store revenue increase is due to the $1,278, or 5.3%, increase in comparative average selling prices per vehicle which increased revenue by $50.5 million, offset by the 3.6% decrease in retail unit sales, which decreased revenue by $35.5 million.

Gross Profit
      Retail gross profit from used vehicle sales increased $15.4 million, or 17.3%, from 2004 to 2005. The increase is due to a $9.4 million increase from net dealership acquisitions during the period, coupled with a $6.0 million, or 6.8%, increase in same store gross profit. The increase in same store gross profit is due to a $232, or 10.8%, increase in average gross profit per vehicle retailed, which increased gross profit by $9.2 million, offset by the 3.6% decrease in retail unit sales, which decreased gross profit by $3.2 million.
Finance and Insurance Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	135,427	122,512	12,915	10.5%
Total same store retail unit sales	120,763	121,040	(277)	(0.2)%
Finance and insurance revenue	$117.3	$99.5	$17.8	17.9%
Same store finance and insurance revenue	$108.5	$99.0	$9.5	9.7%
Finance and insurance revenue per unit	$866	$812	$54	6.7%
Same store finance and insurance revenue per unit	$899	$818	$81	9.9%

      Finance and insurance revenue increased $17.8 million, or 17.9%, from 2004 to 2005. The increase is due to an $8.3 million increase from net dealership acquisitions during the period, coupled with a $9.5 million, or 9.7%, increase in same store revenues. The same store revenue increase is due to the $81, or 9.9%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $9.8 million, offset by the 0.2% decrease in retail unit sales, which decreased revenue by $0.3 million. Approximately $28 of the $54 increase in comparative average finance and insurance revenue per unit was due to our Sirius Satellite Radio promotion agreement.
Service and Parts Data

			2005 vs. 2004

	2005	2004	Change	% Change

Service and parts revenue	$553.3	$456.3	$97.0	21.3%
Same store service and parts revenue	$482.6	$448.0	$34.6	7.7%
Gross profit	$301.2	$248.0	$53.2	21.5%
Same store gross profit	$263.1	$243.7	$19.4	8.0%
Gross margin	54.4%	54.3%	0.1%	0.2%
Same store gross margin	54.5%	54.4%	0.1%	0.2%

Revenues
      Service and parts revenue increased $97.0 million, or 21.3%, from 2004 to 2005. The increase is due to a $62.4 million increase from net dealership acquisitions during the period, coupled with a $34.6 million, or 7.7%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of maintenance programs and certified pre-owned programs offered by certain manufacturers and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit
      Service and parts gross profit increased $53.2 million, or 21.5%, from 2004 to 2005. The increase is due to a $33.8 million increase from net dealership acquisitions during the period, coupled with a $19.4 million, or 8.0%, increase in same store gross profit. The same store gross profit increase is due to the $34.6 million, or 7.7%, increase in revenues, which increased gross profit by $18.9 million, and a 0.1% increase in gross margin, which increased gross profit by $0.5 million.
Selling, General and Administrative
      Selling, general and administrative “SG&A” expenses increased $107.1 million, or 20.7%, from $516.6 million to $623.7 million. The aggregate increase is primarily due to a $66.1 million increase from net dealership acquisitions during the period, coupled with a $41.0 million, or 8.1%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 6.9% increase in retail gross profit over the prior year, coupled with increased rent and other property costs and $1.9 million of severance charges as we rationalized our cost structure in certain markets. SG&A expenses increased as a percentage of total revenue from 11.5% to 11.9%, and increased as a percentage of gross profit from 78.5% to 79.5%.
Depreciation and Amortization
      Depreciation and amortization increased $3.9 million, or 23.2%, from $16.8 million to $20.7 million. The increase is due to a $1.7 million increase from net dealership acquisitions during the period coupled with a $2.2 million, or 13.3%, increase in same store depreciation and amortization. The same store increase is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense
      Floor plan interest expense increased $4.3 million, or 18.3%, from $23.2 million to $27.5 million. The increase is due to a $2.7 million increase from net dealership acquisitions during the period, coupled with a $1.6 million, or 7.1%, increase in same store floor plan interest expense. The same store increase is primarily due to an increase in our weighted average borrowing rate during 2005 compared to 2004.
Other Interest Expense
      Other interest expense increased $3.0 million, or 14.3%, from $20.8 million to $23.8 million. The increase is due primarily to an increase in our weighted average borrowing rate during 2005 versus 2004, coupled with an increase in outstanding indebtedness in 2005 versus 2004.
Income Taxes
      Income taxes decreased $1.1 million, or 3.3%, from $33.8 million to $32.7 million. The decrease is due to a decrease in our effective tax rate in 2005 versus 2004 from 38.8% to 36.9%, offset by an increase in 2005 pre-tax income compared with 2004. The reduction in our effective rate is due principally to an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements (including floor plan arrangements), the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of June 30, 2005, we had working capital of $118.2 million, including $11.1 million of cash, available to fund operations and future acquisitions. In addition, we had $266.5 million and £74.0 million ($133.6 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, which are each discussed below.
      We paid a cash dividend on our common stock on June 1, 2005 of eleven cents per share. On July 19, 2005, we declared a cash dividend on our common stock of eleven cents per share payable on September 1, 2005 to shareholders of record on August 10, 2005. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
      We have grown primarily through the acquisition of automotive dealerships. We believe that our cash flow from operating activities and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of certain automobile manufacturers. In connection with such potential significant acquisitions, there is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Inventory Financing
      We finance the majority of our new and a portion of our used vehicle inventories under revolving floor plan financing arrangements between our subsidiaries and various lenders. In the U.S., we make monthly interest payments on the amount financed, but are generally not required to make loan principal repayments prior to the sale of the vehicles we have financed. In the U.K., depending on the financing source, we pay interest only for certain defined periods, after which we repay the floor plan indebtedness with cash flow from operations or borrowings under the U.K. credit agreement. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate or LIBOR. Outstanding borrowings under floor plan arrangements amounted to $1,168.5 million as of June 30, 2005, of which $309.0 million related to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement
      Our credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”) provides for up to $600.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50.0 million of availability for letters of credit, through September 30, 2007. The revolving loans bear interest between defined LIBOR plus 2.60% and defined LIBOR plus 3.75%.
      The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2005, we were in compliance with all covenants under the U.S. Credit Agreement, and management believes that we will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments of the domestic subsidiaries. See “Forward Looking Statements.”
      The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2005, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $299.0 million and $34.5 million, respectively.

U.K. Credit Agreement
      Our subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65.0 million in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Loans under the U.K. Credit Agreement bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15.0 million. Term loan capacity under the U.K. Credit Agreement was originally £10.0 million, which is reduced by £2.0 million every six months. As of June 30, 2005, term loan capacity under the U.K. Credit Agreement amounted to £4.0 million. The remaining £55.0 million of revolving loans mature on June 30, 2007.
      The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2005, we were in compliance with all covenants under the U.K. Credit Agreement, and management believes that we will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments of the U.K. Subsidiaries. See “Forward Looking Statements.”
      The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of June 30, 2005, there were no outstanding borrowings under the U.K. Credit Agreement.

Senior Subordinated Notes
      We have outstanding $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of June 30, 2005 we were in compliance with all covenants and there were no events of default.

Interest Rate Swaps
      During January 2000, we entered into a swap agreement of five years duration pursuant to which a notional amount of $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The interest rate was 7.15%. In October 2002, the terms of this swap were amended, pursuant to which the interest rate was reduced to 5.86% and the term of the agreement was extended for an additional three years. Effective March 2004, we terminated a swap agreement pursuant to which a notional amount of $350.0 million of our U.S. floating rate debt had been exchanged for fixed rate debt. The fair value of the swap upon termination was not significant. These swaps were designated as cash flow hedges of future interest payments of our LIBOR based U.S. floor plan borrowings. As of June 30, 2005 we expect approximately $4.1 million of interest associated with the swap agreement to be reclassified as a charge to income over the next twelve months.

Other Financing Arrangements
      In the past, we have entered into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and leasehold improvements to a third-party and agree to lease those assets back for a certain period of time. We believe we will continue to utilize these types of transactions in the future.
Cash Flows
      Cash and cash equivalents decreased by $4.1 million and increased by $8.9 million during the six months ended June 30, 2005 and 2004, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities
      Cash provided by operating activities was $54.8 million and $60.6 million during the six months ended June 30, 2005 and 2004, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. In 2005, operating cash flows include $10.5 million as a result of the exercise of two million warrants of Sirius Satellite Radio and sale of the underlying stock. We acquired these shares by exercising two million warrants earned throughout 2004 under our agreement with Sirius Satellite Radio.

Cash Flows from Investing Activities
      Cash used in investing activities was $96.3 million and $73.4 million during the six months ended June 30, 2005 and 2004, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $101.4 million and $90.7 million during the six months ended June 30, 2005 and 2004, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $53.3 million and $13.4 million during the six months ended June 30, 2005 and 2004, respectively. Cash used in business acquisitions, net of cash acquired, was $48.2 million and $3.7 million during the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2004, cash from investing activities also included $7.7 million of proceeds received from the sale of an investment.

Cash Flows from Financing Activities
      Cash provided by financing activities was $21.4 million and $11.6 million during the six months ended June 30, 2005 and 2004, respectively. Cash flows from financing activities include net borrowings or repayments of long-term debt, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, and dividends. We had net borrowings of long-term debt of $29.4 million during the six months ended June 30, 2005 and net repayments of long-term debt of $107.0 million during the six months ended June 30, 2004. During the six months ended June 30, 2005 and 2004 we received proceeds of $2.2 million and $127.3 million, respectively from the issuance of common stock. During the six months ended June 30, 2005 and 2004, we paid $10.2 million and $8.7 million, respectively, of cash dividends to our stockholders.

Commitments
      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase a maximum of 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of June 30, 2005, the maximum future cash payment we may be required to make in connection with the put option is $1.3 million.
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

Mitsui Transaction
      On March 26, 2004, we sold an aggregate of 4,050,000 shares of common stock to Mitsui for $119.4 million. Proceeds from the sale were used for general corporate purposes, which included reducing outstanding indebtedness under our credit agreements.

Other Related Party Interests
      James A. Hislop, one of our directors, is the President, Chief Executive Officer and a managing member of Penske Capital Partners, a director of Penske Corporation and a managing director of Transportation Resource Partners, an organization which undertakes investments in transportation related industries. Roger S. Penske also is a managing member of Penske Capital Partners and Transportation Resource Partners. Richard J. Peters, one of our directors, is a director of Penske Corporation and a managing director of Transportation Resource Partners. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our board members, Mr. Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our Executive Vice President and General Counsel, is also the President and a director of Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.

Other Transactions
      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), wholly-owned subsidiaries of Penske Corporation. From time to time we may sell AGR real property and improvements which are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price which is independently confirmed by a third party appraiser. During the six months ended June 30, 2005 we sold $3.3 million of property to AGR. There were no gains or losses associated with such sales.
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
Joint Venture Relationships
      From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we operate dealerships together with other investors. We may also provide these subsidiaries with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2005 our joint venture relationships are as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.90%	(A)
Edison, New Jersey	Ferrari, Maserati	70.00%
Tysons Corner, Virginia	Mercedes-Benz, Maybach, Audi, Porsche, Aston Martin,	90.00%	(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00%
Mentor, Ohio	Honda	70.00%
Munich, Germany	BMW	50.00%
Frankfurt, Germany	Lexus, Toyota	50.00%
Mexico	Toyota	48.70%
Mexico	Toyota	45.00%

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 7.1% interest in this joint venture as of June 30, 2005 which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.
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
Forward Looking Statements
      This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

•	our future financial performance;

•	future acquisitions;

•	future capital expenditures;

•	our ability to obtain cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy in the various countries in which we operate dealerships;

•	our ability to access the remaining availability under our credit agreements and other capital;

•	our liquidity;

•	interest rates;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.
      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our filings with the Securities and Exchange Commission. Important factors that could cause actual results to differ materially from our expectations include the following:

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	if we are unable to complete additional acquisitions or successfully integrate acquisitions, we may not be able to achieve desired results from our acquisition strategy;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers may impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our foreign dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to additional competition from other local dealerships in those markets.;

•	our automotive dealerships are subject to foreign, federal, state and local environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our overseas operations subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company that relies on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness.
      Furthermore,

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
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
      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of June 30, 2005, a 100 basis point change in interest rates would result in an approximate $3.0 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR or prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for 5.86% fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments, a 100 basis point change in interest rates would result in an approximate $10.5 million change to our annual interest expense.
      Interest rate fluctuations affect the fair market value of our swaps and fixed rate debt, including the Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
      Foreign Currency Exchange Rates. As of June 30, 2005, we have invested in franchised dealership operations in the U.K., Germany, and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $158.3 million change to our revenues for the six months ended June 30, 2005.
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
      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the second quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2005. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our second quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. We are a party to several class action lawsuits. As of June 30, 2005, we are not a party to any legal proceedings, including the class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 14, 2005.

(b)	Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management’s nominees listed in the proxy statement. Each of the twelve nominees listed in the proxy statement was elected.

(c)	The following matter was voted upon at the Annual Meeting:

1.	The election of twelve directors. The results of the vote follow:

Nominee	For	Withheld

John Barr	43,162,803	373,107
Michael R. Eisenson	42,977,235	558,675
James A. Hislop	39,230,141	4,305,769
Hiroshi Ishikawa	39,210,989	4,324,921
William Lovejoy	43,248,331	287,579
Kimberly J. McWaters	43,311,993	223,917
Eustace W. Mita	38,753,438	4,782,472
Lucio A. Noto	39,161,844	4,374,066
Roger S. Penske	39,133,344	4,402,566
Richard J. Peters	39,171,224	4,364,686
Ronald G. Steinhart	43,192,562	343,348
H. Brian Thompson	43,310,693	225,217

Item 6.	Exhibits

4.1	Fourth Supplemental Indenture dated as of May 17, 2005 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.
31	Rule 13a-14(a)/15(d)-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.
Date: August 8, 2005

By:	/s/ Roger S. Penske

Roger S. Penske
Chief Executive Officer
Date: August 8, 2005

By:	/s/ James R. Davidson

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits
Number:	Description

4.1	Fourth Supplemental Indenture dated as of May 17, 2005 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.
31	Rule 13a-14(a)/15(d)-14(a) Certifications.
32	Section 1350 Certifications.