Form 10-Q
period 2005-09-30
UNITED AUTO GROUP INC
filed 2005-11-14
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
(248) 648-2500
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      As of November 3, 2005, there were 46,854,329 shares of common stock outstanding.

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

		December 31,
	September 30,	2004
	2005	(Restated)

	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$2,694	$15,187
Accounts receivable, net	379,922	356,625
Inventories, net	1,147,807	1,252,358
Other current assets	61,820	44,315
Assets of discontinued operations	65,333	148,921

Total current assets	1,657,576	1,817,406
Property and equipment, net	463,084	406,783
Goodwill	1,040,472	1,038,647
Franchise value	184,620	183,084
Other assets	77,934	86,881

Total Assets	$3,423,686	$3,532,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$732,999	$876,758
Floor plan notes payable — non-trade	282,269	320,782
Accounts payable	245,014	213,851
Accrued expenses	192,833	188,381
Current portion of long-term debt	3,556	11,367
Liabilities of discontinued operations	30,588	92,553

Total current liabilities	1,487,259	1,703,692
Long-term debt	620,434	574,970
Other long-term liabilities	191,096	179,104

Total liabilities	2,298,789	2,457,766

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 48,997 shares issued, including 2,153 treasury shares, at September 30, 2005; 48,636 shares issued, including 2,153 treasury shares, at December 31, 2004	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	725,047	716,273
Retained earnings	379,464	305,881
Unearned compensation	(7,147)	(4,587)
Accumulated other comprehensive income	27,528	57,463

Total stockholders’ equity	1,124,897	1,075,035

Total Liabilities and Stockholders’ Equity	$3,423,686	$3,532,801

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Unaudited)
	(In thousands, except per share amounts)
Revenues
New vehicle	$1,641,443	$1,475,564	$4,633,416	$4,036,802
Used vehicle	577,209	536,063	1,710,007	1,537,829
Finance and insurance, net	65,129	55,872	182,468	155,352
Service and parts	287,357	251,416	840,611	707,763
Fleet and wholesale vehicle	226,031	206,109	666,597	573,466

Total revenues	2,797,169	2,525,024	8,033,099	7,011,212
Cost of sales
New vehicle	1,502,073	1,350,882	4,233,643	3,692,529
Used vehicle	524,768	490,412	1,553,220	1,403,260
Service & parts	131,646	117,751	383,745	326,106
Fleet and wholesale vehicle	226,931	206,977	666,447	572,490

Total cost of sales	2,385,418	2,166,022	6,837,055	5,994,385
Gross profit	411,751	359,002	1,196,044	1,016,827
Selling, general and administrative expenses	323,021	277,811	946,725	794,430
Depreciation and amortization	10,556	14,111	31,233	30,893

Operating income	78,174	67,080	218,086	191,504
Floor plan interest expense	(12,869)	(11,538)	(40,350)	(34,774)
Other interest expense	(12,349)	(10,470)	(36,138)	(31,287)
Other income	—	4,858	—	11,469

Income from continuing operations before minority interests and income taxes	52,956	49,930	141,598	136,912
Minority interests	(486)	(669)	(1,250)	(1,491)
Income taxes	(19,258)	(17,154)	(51,965)	(50,924)

Income from continuing operations	33,212	32,107	88,383	84,497
Income (loss) from discontinued operations, net of tax	(448)	258	469	1,075

Net income	$32,764	$32,365	$88,852	$85,572

Basic earnings per share:
Continuing operations	$0.71	$0.70	$1.91	$1.90
Discontinued operations	(0.01)	0.01	0.01	0.02
Net income	0.70	0.70	1.92	1.92

Shares used in determining basic earnings per share	46,540	46,016	46,390	44,554

Diluted earnings per share:
Continuing operations	$0.70	$0.69	$1.88	$1.87
Discontinued operations	(0.01)	0.01	0.01	0.02
Net income	0.70	0.70	1.89	1.89

Shares used in determining diluted earnings per share	47,124	46,567	47,005	45,198
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

		2004
	2005	(Restated)

	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$88,852	$85,572
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	31,233	30,893
Amortization of unearned compensation	2,236	1,778
Undistributed earnings of equity method investments	(2,645)	(1,961)
Income from discontinued operations, net of tax	(469)	(1,075)
Gain on sale of investment	—	(11,469)
Minority interests	1,250	1,491
Changes in operating assets and liabilities:
Accounts receivable	(11,745)	(27,749)
Inventories	157,198	45,571
Floor plan notes payable	(177,552)	18,396
Accounts payable and accrued expenses	32,053	79,845
Other	16,905	(8,595)

Net cash from continuing operating activities	137,316	212,697

Investing Activities:
Purchase of equipment and improvements	(164,960)	(148,788)
Proceeds from sale-leaseback transactions	71,188	43,941
Dealership acquisitions, net	(61,238)	(164,009)
Proceeds from sale of investment	—	13,566

Net cash from continuing investing activities	(155,010)	(255,290)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	171,000	252,800
Repayments under U.S. Credit Agreement	(110,800)	(214,800)
Net repayments of other long-term debt	(14,640)	(15,186)
Net repayments of floor plan notes payable — non-trade	(51,116)	(94,018)
Proceeds from issuance of common stock	3,007	127,969
Dividends	(15,269)	(13,338)

Net cash from continuing financing activities	(17,818)	43,427

Discontinued Operations:
Net cash from discontinued operating activities	2,679	7,150
Net cash from discontinued investing activities	34,473	2,678
Net cash from discontinued financing activities	(14,133)	(3,933)

Net cash from discontinued operations	23,019	5,895

Net increase (decrease) in cash and cash equivalents	(12,493)	6,729
Cash and cash equivalents, beginning of period	15,187	13,901

Cash and cash equivalents, end of period	$2,694	$20,630

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$82,708	$72,394
Income taxes	26,887	11,202
Assumed/seller financed debt	5,300	5,790
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Common Stock					Other
			Additional			Comprehensive	Total	Comprehensive
	Issued		Paid-In	Retained	Unearned	Income	Stockholders’	Income
	Shares	Amount	Capital	Earnings	Compensation	(Loss)	Equity	(Loss)

	(Unaudited)
	(In thousands)
Balances, January 1, 2005	46,482,604	$5	$716,273	$305,881	$(4,587)	$57,463	$1,075,035	$—
Restricted stock	154,477	—	4,796	—	(2,560)	—	2,236	—
Exercise of options, including tax benefit of $971	206,714	—	3,978	—	—	—	3,978	—
Fair value of interest rate swap agreements, net of tax	—	—	—	—	—	2,884	2,884	2,884
Foreign currency translation	—	—	—	—	—	(32,819)	(32,819)	(32,819)
Dividends				(15,269)			(15,269)	—
Net income	—	—	—	88,852	—	—	88,852	88,852

Balances, September 30, 2005	46,843,795	$5	$725,047	$379,464	$(7,147)	$27,528	$1,124,897	$58,917

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1.	Interim Financial Statements

Basis of Presentation
      The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The information presented as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004 is unaudited, but includes all adjustments which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. Certain prior period amounts have been reclassified to conform to the current year presentation. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, which were included as part of the Company’s Annual Report on Form 10-K.

Balance Sheet and Cash Flows
      Certain information in the Consolidated Condensed Balance Sheets and Condensed Consolidated Statements of Cash Flows has been restated and reclassified for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been reclassified as floor plan notes payable—non-trade on the Consolidated Condensed Balance Sheets, and related cash flows have been reclassified from operating activities to financing activities on the Consolidated Condensed Statement of Cash Flows. Consistent with industry practice, the Company previously reported all cash flow information relating to floor plan notes payable as operating cash flows. A reconciliation to amounts previously reported follows:

December 31, 2004

Floor plan notes payable as previously reported	$1,266,656
Discontinued operations	(69,116)
Reclassification of floor plan notes payable — non-trade	(320,782)

Reported floor plan notes payable	$876,758

Floor plan notes payable — non-trade as previously reported	$0
Reclassification of floor plan notes payable — non-trade	320,782

Reported floor plan notes payable — non-trade	$320,782

Nine Months Ended
September 30, 2004

Net cash from continuing operating activities as previously reported	$119,383
Discontinued operations	(704)
Reclassification of floor plan notes payable — non-trade	94,018

Reported net cash from continuing operating activities	$212,697

Net cash from continuing financing activities as previously reported	$137,410
Discontinued operations	35
Reclassification of floor plan notes payable — non-trade	(94,018)

Reported net cash from continuing financing activities	$43,427

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations
      The Company periodically sells or otherwise disposes of certain dealerships resulting in accounting for such dealerships as discontinued operations. Combined financial information regarding the dealerships accounted for as discontinued operations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$81,100	$162,958	$376,578	$477,495
Pre-tax income (loss)	(440)	431	(3,463)	(1,262)
Gain (loss) on disposal	(269)	(20)	4,207	2,974

	September 30,	December 31,
	2005	2004

Inventories	$31,022	$84,780
Other assets	34,311	64,141

Total Assets	$65,333	$148,921

Floor plan notes payable	$24,080	$78,178
Other liabilities	6,508	14,375

Total Liabilities	$30,588	$92,553

      The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a dealership will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at the dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows generated by the disposed franchise will be replaced by expanded operations of the remaining franchises.

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

Intangible Assets
      The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Following is a summary of the changes in the carrying amount of goodwill and franchise value during the nine months ended September 30, 2005:

		Franchise
	Goodwill	Value

Balances — January 1, 2005	$1,038,647	$183,084
Additions during period	19,179	7,747
Foreign currency translation	(17,354)	(6,211)

Balances — September 30, 2005	$1,040,472	$184,620

      As of September 30, 2005, approximately $639,685 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.

Share-Based Payments
      Key employees, outside directors, consultants and advisors of the Company are eligible to receive share-based payments pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan provides for the issuance of up to 2,100 shares of common stock, stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of September 30, 2005, 1,618 shares of common stock were available for grant under the Plan.
      The Company elected to adopt SFAS No. 123(R), “Share-Based Payment,” effective July 1, 2005. The Company utilized the modified prospective method approach pursuant to which the Company records compensation expense for all awards granted after July 1, 2005 based on their fair value. The Company’s share-based payments are generally in the form of “non-vested shares” which are measured at their fair value as if they were vested and issued on the grant date. The Company recorded $612 of compensation expense, net of tax, related to share-based payments during the three months ended September 30, 2005.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      Prior to July 1, 2005, the Company accounted for option grants using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All options were granted with a strike price at fair market value on the date of grant. As a result, no compensation expense was recorded with respect to option grants. During that time, the Company followed the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123.” Had the Company elected to recognize compensation expense for option grants using the fair value method, pro forma net income and pro forma basic and diluted earnings per share would have been as follows:

		Nine Months Ended
	Three Months Ended	September 30,
	September 30,
	2004	2005	2004

Net income(1)	$32,365	$88,852	$85,572
Fair value method compensation expense attributable to stock-based compensation, net of tax	289	273	923

Pro forma net income	$32,076	$88,579	$84,649

Basic earnings per share	$0.70	$1.92	$1.92

Pro forma basic earnings per share	$0.70	$1.91	$1.90

Diluted earnings per share	$0.70	$1.89	$1.89

Pro forma diluted earnings per share	$0.69	$1.88	$1.87

Weighted average fair value of options granted	n/a	$8.61	n/a
Expected dividend yield	n/a	1.6%	n/a
Risk free interest rates	n/a	4.0%	n/a
Expected life	n/a	5.0 years	n/a
Expected volatility	n/a	30.3%	n/a

(1)	Includes approximately $636 of compensation expense, net of tax, related to non-vested share grants, for the three month period ended September 30, 2004 and approximately $1,409 and $1,117, respectively, for the nine month periods ended September 30, 2005 and 2004.
     New Accounting Pronouncements
      In October 2005, the Financial Accounting Standards Board (“FASB”) staff issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”). Pursuant to FSP FAS 13-1, companies will be required to expense real estate rental costs under operating leases during periods of construction commencing January 1, 2006. FSP FAS 13-1 does not require retroactive application. The Company is currently evaluating the provisions of FSP FAS 13-1 and has not determined the impact of this pronouncement on consolidated operating results, financial position or cash flows.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. SFAS No. 154 is effective for reporting periods beginning after December 15, 2005. The Company does not believe this pronouncement will have a material effect on consolidated operating results, financial position or cash flows.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
2.  Inventories
      Inventories consisted of the following:

	September 30,	December 31,
	2005	2004

New vehicles	$820,510	$956,131
Used vehicles	262,368	236,929
Parts, accessories and other	64,929	59,298

Total net inventories	$1,147,807	$1,252,358

      The Company receives non-refundable credits from certain of its vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $10,279 and $8,831 during the three months ended September 30, 2005 and 2004, respectively, and $26,771 and $24,413 during the nine months ended September 30, 2005 and 2004, respectively.
3.  Business Combinations
      During the nine months ended September 30, 2005, the Company acquired seven automobile dealership franchises. The aggregate consideration paid in connection with the acquisitions amounted to approximately $61,238 in cash and a seller financed note in the amount of $5,300. The consolidated condensed balance sheets include preliminary allocations of the purchase price relating to such acquisitions, resulting in the recognition of $19,179 of goodwill and $7,747 of franchise value. During the nine months ended September 30, 2004, the Company acquired twenty-eight automobile dealership franchises. The aggregate consideration paid in connection with those acquisitions amounted to approximately $164,009 in cash and the assumption of approximately $5,790 of debt. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.
      The following unaudited consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2005 and 2004 give effect to acquisitions consummated during the respective periods as if they had occurred on January 1, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$—	$2,657,178	$8,054,166	$7,639,348
Income from continuing operations	—	33,201	88,431	90,087
Net income	—	33,459	88,900	91,162
Net income per diluted common share	$—	$0.72	$1.89	$2.02
4.  Floor Plan Notes Payable — Trade and Non-trade
      The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan notes payable with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to make loan principal repayments prior to the sale of the financed vehicles. The Company typically makes monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in prime or LIBOR borrowing rates. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its Consolidated Condensed Balance Sheets.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
5.  Earnings Per Share
      Basic earnings per share is computed using net income and weighted average shares outstanding. Diluted earnings per share is computed using net income and weighted average shares outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted average shares outstanding	46,540	46,016	46,390	44,554
Effect of stock options	409	376	395	458
Effect of restricted stock	175	175	220	186

Weighted average shares outstanding, including effect of dilutive securities	47,124	46,567	47,005	45,198

6.  Long-Term Debt
      Long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004

U.S. Credit Agreement	$315,000	$254,800
U.K. Credit Agreement	—	16,836
9.625% Senior Subordinated Notes due 2012	300,000	300,000
Other	8,990	14,701

Total long-term debt	623,990	586,337
Less: current portion	3,556	11,367

Net long-term debt	$620,434	$574,970

U.S. Credit Agreement
      The Company is party to a credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”), which provides for up to $600,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50,000 of availability for letters of credit, through September 30, 2008. The revolving loans bear interest between defined LIBOR plus 2.60% and defined LIBOR plus 3.75%.
      The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2005, the Company was in compliance with all covenants under the U.S. Credit Agreement, and management believes the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the Company’s expected future results of

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S. See “Forward Looking Statements.”
      The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2005, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $315,000 and $32,500, respectively.

U.K. Credit Agreement
      The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65,000 in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Revolving loans under the U.K. Credit Agreement have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15,000. Term loan capacity under the U.K. Credit Agreement was originally £10,000, which is reduced by £2,000 every six months. As of September 30, 2005, term loan capacity under the U.K. Credit Agreement amounted to £2,000. The remaining £55,000 of revolving loan capacity matures on March 31, 2007.
      The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2005, the Company was in compliance with all covenants under the U.K. Credit Agreement, and management believes that the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the Company’s expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements.”
      The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of September 30, 2005, there were no outstanding borrowings under the U.K. Credit Agreement.

Senior Subordinated Notes
      The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the Notes at its option beginning in 2007 at specified redemption prices. Upon a

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
change of control, each holder of Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of September 30, 2005, the Company was in compliance with all covenants and there were no events of default.

7.	Interest Rate Swaps
      The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of September 30, 2005, the Company expects approximately $887 of interest associated with the swap to be reclassified as a charge to income over the next twelve months.

8.	Commitments and Contingent Liabilities
      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 30, 2005, the Company is not party to any legal proceedings, including class action lawsuits to which it is a party that, individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
      In connection with an acquisition of dealerships completed in October 2000, the Company agreed to make a contingent payment in cash to the extent 841 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. The Company will be forever released from this guarantee in the event the average daily closing price of its common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event the Company is required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. The Company has further granted the seller a put option pursuant to which the Company may be required to repurchase a maximum of 108 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made relating to the put option. As of September 30, 2005, the maximum future cash payment that the Company may be required to make in connection with the put option amounted to $1,300.
      The Company has entered into an agreement with a third party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture relationship established pursuant to this agreement, the Company is required to repurchase its partner’s interest at the end of the five-year period following the date of formation of the joint venture relationship. Pursuant to this arrangement, the Company entered into a joint venture agreement with respect to the Honda of Mentor dealership. The Company is required to repurchase its partners’ interest in this joint venture relationship in July 2008. The Company expects this payment to be approximately $2,700.
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

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

9.	Consolidating Condensed Financial Information
      The following tables include consolidating condensed financial information as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004 for United Auto Group, Inc. (as the issuer of the Notes), wholly-owned subsidiary guarantors, non-wholly owned subsidiary guarantors, and non-guarantor subsidiaries (primarily representing foreign entities). The consolidating condensed financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
September 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In Thousands)
Cash and cash equivalents	$2,694	$—	$44	$—	$—	$627	$197	$1,705	$121
Accounts receivable, net	379,922	(40,384)	40,384	232,909	8,767	4,156	1,626	1,809	130,655
Inventories, net	1,147,807	—	—	672,899	27,988	21,066	4,584	2,653	418,617
Other current assets	61,820	—	4,959	30,945	536	47	25	20	25,288
Assets of discontinued operations	65,333	—	—	65,333	—	—	—	—	—

Total current assets	1,657,576	(40,384)	45,387	1,002,086	37,291	25,896	6,432	6,187	574,681
Property and equipment, net	463,084	—	4,398	262,837	6,113	2,820	1,834	3,722	181,360
Intangible assets	1,225,092	—	—	868,039	68,281	20,738	3,722	—	264,312
Other assets	77,934	(1,057,163)	1,078,294	17,651	85	120	—	—	38,947

Total Assets	$3,423,686	$(1,097,547)	$1,128,079	$2,150,613	$111,770	$49,574	$11,988	$9,909	$1,059,300

Floor plan notes payable	$732,999	$—	$—	$440,312	$10,571	$7,577	$3,433	$—	$271,106
Floor plan notes payable — non-trade	282,269	—	—	174,190	11,033	10,095	—	2,723	84,228
Accounts payable	245,014	—	2,290	73,251	6,014	1,264	284	3,064	158,847
Accrued expenses	192,833	(40,384)	892	30,982	28,934	13,078	2,031	580	156,720
Current portion of long-term debt	3,556	—	—	3,556	—	—	—	—	—
Liabilities of discontinued operations	30,588	—	—	30,588	—	—	—	—	—

Total current liabilities	1,487,259	(40,384)	3,182	752,879	56,552	32,014	5,748	6,367	670,901
Long-term debt	620,434	—	—	373,135	63,151	21,361	3,842	3,107	155,838
Other long-term liabilities	191,096	—	—	175,167	10,806	556	3,875	130	562

Total Liabilities	2,298,789	(40,384)	3,182	1,301,181	130,509	53,931	13,465	9,604	827,301
Total Stockholders’ Equity	1,124,897	(1,057,163)	1,124,897	849,432	(18,739)	(4,357)	(1,477)	305	231,999

Total Liabilities and Stockholders’ Equity	$3,423,686	$(1,097,547)	$1,128,079	$2,150,613	$111,770	$49,574	$11,988	$9,909	$1,059,300

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2004

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In Thousands)
Cash and cash equivalents	$15,187	$—	$13,638	$—	$—	$1,424	$125	$—	$—
Accounts receivable, net	356,625	(34,404)	34,404	240,005	10,463	5,441	2,505	588	97,623
Inventories, net	1,252,358	—	—	745,643	26,085	31,523	5,085	2,996	441,026
Other current assets	44,315	—	4,589	22,064	547	12	4	—	17,099
Assets of discontinued operations	148,921	—	—	139,644	—	—	—	—	9,277

Total current assets	1,817,406	(34,404)	52,631	1,147,356	37,095	38,400	7,719	3,584	565,025
Property and equipment, net	406,783	—	3,788	230,909	6,041	2,417	1,815	3,813	158,000
Intangible assets	1,221,731	—	—	830,837	68,281	20,738	3,722	—	298,153
Other assets	86,881	(984,847)	1,023,923	31,773	9	234	—	—	15,789

Total Assets	$3,532,801	$(1,019,251)	$1,080,342	$2,240,875	$111,426	$61,789	$13,256	$7,397	$1,036,967

Floor plan notes payable	$876,758	$—	$—	$542,331	$9,867	$14,423	$4,779	$—	$305,358
Floor plan notes payable — non-trade	320,782	—	—	221,852	12,461	13,816	—	2,495	70,158
Accounts payable	213,851	—	5,186	90,852	6,873	1,819	321	1,430	107,370
Accrued expenses	188,381	(34,404)	121	43,578	24,695	11,637	1,921	259	140,574
Current portion of long-term debt	11,367	—	—	938	—	—	—	—	10,429
Liabilities of discontinued operations	92,553	—	—	86,710	—	—	—	—	5,843

Total current liabilities	1,703,692	(34,404)	5,307	986,261	53,896	41,695	7,021	4,184	639,732
Long-term debt	574,970	—	—	327,042	63,151	21,361	3,842	3,021	156,553
Other long-term liabilities	179,104	—	—	163,315	10,946	1,028	3,386	58	371

Total Liabilities	2,457,766	(34,404)	5,307	1,476,618	127,993	64,084	14,249	7,263	796,656
Total Stockholders’ Equity	1,075,035	(984,847)	1,075,035	764,257	(16,567)	(2,295)	(993)	134	240,311

Total Liabilities and Stockholders’ Equity	$3,532,801	$(1,019,251)	$1,080,342	$2,240,875	$111,426	$61,789	$13,256	$7,397	$1,036,967

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries

						UAG		UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut, I	UAG Mentor	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In Thousands)
Total revenues	$2,797,169	$—	$—	$1,805,462	$66,568	$38,787	$14,787	$10,167	$861,398
Cost of sales	2,385,418	—	—	1,538,747	53,956	32,163	13,055	8,809	738,688

Gross profit	411,751	—	—	266,715	12,612	6,624	1,732	1,358	122,710
Selling, general, and administrative expenses	323,021	—	4,001	203,875	10,003	5,352	1,479	856	97,455
Depreciation and amortization	10,556	—	313	6,332	235	127	51	69	3,429

Operating income (loss)	78,174	—	(4,314)	56,508	2,374	1,145	202	433	21,826
Floor plan interest expense	(12,869)	—	—	(8,612)	(287)	(265)	(47)	(24)	(3,634)
Other interest expense	(12,349)	—	—	(7,307)	(1,040)	(352)	(288)	(118)	(3,244)
Equity in earnings of subsidiaries	—	(50,495)	50,495	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	52,956	(50,495)	46,181	40,589	1,047	528	(133)	291	14,948
Minority interests	(486)	—	—	(305)	(64)	(64)	—	(53)	—
Income taxes	(19,258)	19,663	(17,983)	(15,803)	(408)	(206)	52	(113)	(4,460)

Income (loss) from continuing operations	33,212	(30,832)	28,198	24,481	575	258	(81)	125	10,488
Loss from discontinued operations, net of tax	(448)	—	—	(444)	—	—	—	—	(4)

Net income (loss)	$32,764	$(30,832)	$28,198	$24,037	$575	$258	$(81)	$125	$10,484

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries

							UAG
						UAG	Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In Thousands)
Total revenues	$8,033,099	$—	$—	$5,073,987	$191,046	$116,011	$41,659	$26,858	$2,583,538
Cost of sales	6,837,055	—	—	4,312,594	154,195	96,435	36,331	23,426	2,214,074

Gross profit	1,196,044	—	—	761,393	36,851	19,576	5,328	3,432	369,464
Selling, general, and administrative expenses	946,725	—	10,357	599,049	29,766	15,664	4,269	2,428	285,192
Depreciation and amortization	31,233	—	1,105	18,483	698	348	150	204	10,245

Operating income (loss)	218,086	—	(11,462)	143,861	6,387	3,564	909	800	74,027
Floor plan interest expense	(40,350)	—	—	(26,944)	(803)	(873)	(164)	(76)	(11,490)
Other interest expense	(36,138)	—	—	(22,533)	(2,838)	(949)	(845)	(340)	(8,633)
Equity in earnings of subsidiaries	—	(173,476)	173,476	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	141,598	(173,476)	162,014	94,384	2,746	1,742	(100)	384	53,904
Minority interests	(1,250)	—	—	(805)	(165)	(208)	—	(72)	—
Income taxes	(51,965)	71,227	(66,542)	(38,157)	(1,094)	(702)	42	(142)	(16,597)

Income (loss) from continuing operations	88,383	(102,249)	95,472	55,422	1,487	832	(58)	170	37,307
Income (loss) from discontinued operations, net of tax	469	—	—	654	—	—	—	—	(185)

Net income (loss)	$88,852	$(102,249)	$95,472	$56,076	$1,487	$832	$(58)	$170	$37,122

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2004

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In Thousands)
Total revenues	$2,525,024	$—	$—	$1,621,078	$64,424	$39,429	$12,928	$7,200	$779,965
Cost of sales	2,166,022	—	—	1,393,803	53,516	33,421	11,287	6,177	667,818

Gross profit	359,002	—	—	227,275	10,908	6,008	1,641	1,023	112,147
Selling, general, and administrative expenses	277,811	—	3,844	181,839	8,893	4,690	1,370	672	76,503
Depreciation and amortization	14,111	—	183	5,817	526	129	52	23	7,381

Operating income (loss)	67,080	—	(4,027)	39,619	1,489	1,189	219	328	28,263
Floor plan interest expense	(11,538)	—	—	(8,013)	(163)	(198)	(41)	(10)	(3,113)
Other interest expense	(10,470)	—	—	(7,110)	(1,027)	(166)	(255)	(63)	(1,849)
Other income	4,858	—	—	—	—	—	—	—	4,858
Equity in earnings of subsidiaries	—	(63,606)	63,606	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	49,930	(63,606)	59,579	24,496	299	825	(77)	255	28,159
Minority interests	(669)	—	—	(220)	(19)	(103)	—	(48)	(279)
Income taxes	(17,154)	23,979	(22,461)	(9,248)	(113)	(311)	29	(96)	(8,933)

Income (loss) from continuing operations	32,107	(39,627)	37,118	15,028	167	411	(48)	111	18,947
Income (loss) from discontinued operations, net of tax	258	—	—	291	—	—	—	—	(33)

Net income (loss)	$32,365	$(39,627)	$37,118	$15,319	$167	$411	$(48)	$111	$18,914

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2004

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut, I	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In Thousands)
Total revenues	$7,011,212	$—	$—	$4,500,250	$187,358	$119,722	$40,014	$7,200	$2,156,668
Cost of sales	5,994,385	—	—	3,843,416	155,419	101,206	35,094	6,177	1,853,073

Gross profit	1,016,827	—	—	656,834	31,939	18,516	4,920	1,023	303,595
Selling, general, and administrative expenses	794,430	—	10,146	518,852	25,484	14,152	4,097	672	221,027
Depreciation and amortization	30,893	—	741	16,573	1,178	372	154	23	11,852

Operating income (loss)	191,504	—	(10,887)	121,409	5,277	3,992	669	328	70,716
Floor plan interest expense	(34,774)	—	—	(25,478)	(520)	(504)	(114)	(10)	(8,148)
Other interest expense	(31,287)	—	—	(20,465)	(2,441)	(498)	(765)	(63)	(7,055)
Other income	11,469	—	—	—	—	—	—	—	11,469
Equity in earnings of subsidiaries	—	(157,541)	157,541	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	136,912	(157,541)	146,654	75,466	2,316	2,990	(210)	255	66,982
Minority interests	(1,491)	—	—	(697)	(128)	(339)	—	(48)	(279)
Income taxes	(50,924)	67,196	(62,473)	(31,911)	(1,039)	(1,294)	68	(96)	(21,375)

Income (loss) from continuing operations	84,497	(90,345)	84,181	42,858	1,149	1,357	(142)	111	45,328
Income (loss) from discontinued operations, net of tax	1,075	—	—	1,122	—	—	—	—	(47)

Net income (loss)	$85,572	$(90,345)	$84,181	$43,980	$1,149	$1,357	$(142)	$111	$45,281

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005

				Non-Wholly Owned Guarantor Subsidiaries

					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In Thousands)
Net cash from operating activities	$137,316	$(11,879)	$103,422	$5,853	$6,449	$667	$1,504	$31,300

Investing Activities:
Purchase of equipment and improvements	(164,960)	(1,715)	(93,939)	(770)	(5,550)	(169)	(113)	62,704)
Proceeds from sale — leaseback transactions	71,188	—	49,347	—	4,799	—	—	17,042
Dealership acquisitions, net	(61,238)	—	(41,443)	—	—	—	—	(19,795)

Net cash from investing activities	(155,010)	(1,715)	(86,035)	(770)	(751)	(169)	(113)	(65,457)

Financing Activities:
Net borrowings (repayments) of long-term debt	45,560	12,262	30,219	—	—	—	86	2,993
Net borrowings (repayments) of floor plan notes payable — non-trade	(51,116)	—	(60,265)	(1,428)	(3,721)	—	228	14,070
Proceeds from issuance of common stock	3,007	3,007	—	—	—	—	—	—
Distributions from (to) parent	—	—	(6,926)	(3,655)	(2,774)	(426)	—	13,781
Dividends	(15,269)	(15,269)	—	—	—	—	—	—

Net cash from financing activities	(17,818)	—	(36,972)	(5,083)	(6,495)	(426)	314	30,844

Net cash from discontinued operations	23,019	—	19,585	—	—	—	—	3,434

Net increase (decrease) in cash and cash equivalents	(12,493)	(13,594)	—	—	(797)	72	1,705	121
Cash and cash equivalents, beginning of period	15,187	13,638	—	—	1,424	125	—	—

Cash and cash equivalents, end of period	$2,694	$44	$—	$—	$627	$197	$1,705	$121

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004

					Non-Wholly Owned Guarantor Subsidiaries

					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In Thousands)
Net cash from operating activities	$212,697	$(2,207)	$159,192	$11,503	$1,930	$6,189	$(838)	$36,928

Investing Activities:
Purchase of equipment and improvements	(148,788)	(447)	(55,231)	(18,438)	(1,005)	(81)	(3,591)	(69,995)
Proceeds from sale — leaseback transactions	43,941	—	37,467	—	—	—	—	6,474
Dealership acquisitions, net	(164,009)	—	(113,841)	—	—	—	—	(50,168)
Proceeds from sale of investment	13,566	—	—	—	—	—	—	13,566

Net cash from investing activities	(255,290)	(447)	(131,605)	(18,438)	(1,005)	(81)	(3,591)	(100,123)

Financing Activities:
Net borrowings (repayments) of long-term debt	22,814	(114,631)	99,497	18,671	—	—	3,032	16,245
Net borrowings (repayments) of floor plan notes payable — non-trade	(94,018)	—	(83,637)	(7,111)	(87)	(5,926)	1,327	1,416
Proceeds from issuance of common stock	127,969	127,969	—	—	—	—	—	—
Distributions from (to) parent	—	—	(49,989)	(5,871)	(1,130)	(126)	70	57,046
Dividends	(13,338)	(13,338)	—	—	—	—	—	—

Net cash from financing activities	43,427	—	(34,129)	5,689	(1,217)	(6,052)	4,429	74,707

Net cash from discontinued operations	5,895	—	8,829	—	—	—	—	(2,934)

Net increase (decrease) in cash and cash equivalents	6,729	(2,654)	2,287	(1,246)	(292)	56	—	8,578
Cash and cash equivalents, beginning of period	13,901	6,571	1,099	1,246	644	85	—	4,256

Cash and cash equivalents, end of period	$20,630	$3,917	$3,386	$—	$352	$141	$—	$12,834

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward looking statements as a result of various factors. See “Forward Looking Statements.”
Overview
      We are the second largest automotive retailer in the United States as measured by total revenues. As of September 30, 2005, we owned and operated 165 franchises in the United States and 102 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
      Our results for the nine months ended September 30, 2005 include a $1.9 million ($1.2 million after tax), or $0.03 per share, severance charge. Third quarter 2004 results include a $4.9 million ($3.1 million after tax), or $0.07 per share, gain resulting from the sale of an investment, an $8.4 million ($5.3 million after tax), or $0.11 per share, gain resulting from a refund of UK consumption taxes, and a $1.4 million, or $0.03 per share, reduction of income tax expense resulting from a revision of our estimated annual effective tax rate. These gains were offset in part by non-cash charges of $7.8 million ($4.9 million after tax), or $0.11 per share, principally in connection with the planned relocation of certain UK franchises as part of our ongoing facility enhancement program. Our results for the nine months ended September 30, 2004 include these items as well as a $6.6 million ($4.1 million after tax), or $0.09 per share, gain resulting from the sale of an investment in the second quarter 2004.
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
      We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our domestic dealerships endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share that are earned ratably on an annual basis through January 2009. Two million of these warrants were earned in 2004 and vested in the first quarter of 2005. We exercised the warrants and sold the underlying stock we received upon vesting. The earning of these warrants may accelerate based on us attaining specified subscription targets. Since we can reasonably estimate the number of warrants that will be earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of those warrants is being recognized ratably during each annual period. We measure the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance.
      We also received an additional ten million warrants to purchase Sirius common stock at $2.392 per share which are earned upon our sale of certain units pertaining to specified brands. Two hundred thousand of these warrants have been earned and vested during 2005. We exercised the warrants and sold the underlying stock we received upon vesting. An additional thirty five thousand of these warrants were earned during the third quarter 2005 and will vest during the fourth quarter 2005. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of certain units pertaining to specified brands, the fair value of those warrants is being recognized when they are earned.
      The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled if certain performance targets are not met or upon the termination of our arrangement. We may not be able to achieve any of the performance targets outlined in the warrants.
      Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts. Our gross profit generally varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.
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
      The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts, our ability to realize returns on our significant capital investment in new and upgraded dealerships, and the success of our international operations. See “Forward-Looking Statements.”
Critical Accounting Policies and Estimates
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgments. Such judgments influence the assets, liabilities, revenues and expenses in our financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management may determine that modifications in assumptions and estimates are required, which may result in a material change in our results of operations or financial position.
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

Intangible Assets
      Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets other than goodwill are required to be amortized over their estimated useful lives. We believe the franchise values of our dealerships have an indefinite life based on the following facts:

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

Impairment Testing
      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of the net book value of our franchises with their estimated fair value. If the carrying value of a franchise exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. We also evaluate the remaining useful lives of our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed at the “reporting unit” level. If the carrying amount of the goodwill attributable to a reporting unit is determined to exceed its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the goodwill attributable to our reporting units is determined using a discounted cash flow approach, which includes assumptions regarding revenue and profitability growth, residual values and our cost of capital. If future events and circumstances cause significant changes in the underlying assumptions which result in a reduction of our estimates of fair value, we may incur an impairment charge.

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

New Accounting Pronouncements
      In October 2005, the Financial Accounting Standards Board (“FASB”) staff issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”). Pursuant to FSP FAS 13-1, companies will be required to expense real estate rental costs under operating leases during periods of construction commencing January 1, 2006. FSP FAS 13-1 does not require retroactive application. We are currently evaluating the provisions of FSP FAS 13-1 and have not determined the impact of this pronouncement on our consolidated operating results, financial position or cash flows.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. We do not believe this pronouncement will have a material effect on our consolidated operating results, financial position or cash flows.
Results of Operations
      The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same store” basis. Dealership results are only included in same store comparisons when we have consolidated the entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2004, the results of the acquired entity would be included in quarterly same store comparisons beginning with the second quarter of 2005 and in annual same store comparisons beginning with 2006.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (in millions, except unit and per unit amounts)
Total Retail Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	74,047	68,170	5,877	8.6%
Total same store retail unit sales	68,188	65,544	2,644	4.0%
Total retail sales revenue	$2,571.1	$2,318.9	$252.2	10.9%
Total same store retail sales revenue	$2,393.5	$2,237.9	$155.6	7.0%
Total retail gross profit	$412.7	$359.9	$52.8	14.7%
Total same store retail gross profit	$385.7	$345.2	$40.5	11.7%
Total retail gross margin	16.0%	15.5%	0.5%	3.2%
Total same store retail gross margin	16.1%	15.4%	0.7%	4.5%

Units
      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 5,877 units, or 8.6%, from 2004 to 2005. The increase is due to a 3,233 unit increase from net dealership acquisitions during the period, coupled with a 2,644 unit, or 4.0%, increase in same store retail unit sales. The same store increase is due to an increase in retail unit sales at our premium and volume foreign brands, offset by a decrease in retail unit sales at our domestic brands.

Revenues
      Retail sales revenue increased $252.2 million, or 10.9%, from 2004 to 2005. The increase is due to a $96.6 million increase from net dealership acquisitions during the period, coupled with a $155.6 million, or 7.0%, increase in same store revenues. The same store revenue increase is due to (1) a $569, or 1.8%, increase in average new vehicle revenue per unit, which increased revenue by $25.4 million, (2) an $866, or 3.5%, increase in average used vehicle revenue per unit, which increased revenue by $18.2 million, (3) an $84, or 10.2%, increase in average finance and insurance revenue per unit, which increased revenue by $5.5 million, (4) a $20.6 million, or 8.5%, increase in service and parts revenues, and (5) the 4.0% increase in retail unit sales which increased revenue by $85.9 million.

Gross Profit
      Retail gross profit increased $52.8 million, or 14.7%, from 2004 to 2005. The increase is due to a $12.3 million increase from net dealership acquisitions during the period, coupled with a $40.5 million, or 11.7%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) a $110, or 4.1%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $4.9 million, (2) a $224, or 10.7%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $4.7 million, (3) the $84, or 10.2%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $5.5 million, (4) a $15.8 million, or 12.3%, increase in service and parts gross profit, and (5) the 4.0% increase in retail unit sales, which increased retail gross profit by $9.6 million.

New Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

New retail unit sales	51,171	46,409	4,762	10.3%
Same store new retail unit sales	46,826	44,529	2,297	5.2%
New retail sales revenue	$1,641.4	$1,475.6	$165.8	11.2%
Same store new retail sales revenue	$1,520.9	$1,420.9	$100.0	7.0%
New retail sales revenue per unit	$32,078	$31,795	$283	0.9%
Same store new retail sales revenue per unit	$32,479	$31,910	$569	1.8%
Gross profit — new	$139.4	$124.7	$14.7	11.8%
Same store gross profit — new	$130.2	$119.0	$11.2	9.4%
Average gross profit per new vehicle retailed	$2,724	$2,687	$37	1.4%
Same store average gross profit per new vehicle retailed	$2,781	$2,671	$110	4.1%
Gross margin % — new	8.5%	8.4%	0.1%	1.2%
Same store gross margin % — new	8.6%	8.4%	0.2%	2.4%

Units
      Retail unit sales of new vehicles increased 4,762 units, or 10.3%, from 2004 to 2005. The increase is due to a 2,465 unit increase from net dealership acquisitions during the period, coupled with a 2,297 unit, or 5.2%, increase in same store retail unit sales. The same store increase is due to an increase in retail unit sales at our premium and volume foreign brands, offset by a decrease in retail unit sales at our domestic brands.

Revenues
      New vehicle retail sales revenue increased $165.8 million, or 11.2%, from 2004 to 2005. The increase is due to a $65.8 million increase from net dealership acquisitions during the period, coupled with a $100.0 million, or 7.0%, increase in same store revenues. The same store revenue increase is due to the 5.2% increase in retail unit sales, which increased revenue by $74.6 million, and the $569, or 1.8%, increase in comparative average selling prices per unit, which increased revenue by $25.4 million.

Gross Profit
      Retail gross profit from new vehicle sales increased $14.7 million, or 11.8%, from 2004 to 2005. The increase is due to a $3.5 million increase from net dealership acquisitions during the period, coupled with an $11.2 million, or 9.4%, increase in same store gross profit. The same store increase is due to the 5.2% increase in retail unit sales, which increased gross profit by $6.3 million, and the $110, or 4.1%, increase in average gross profit per vehicle retailed, which increased gross profit by $4.9 million.

Used Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

Used retail unit sales	22,876	21,761	1,115	5.1%
Same store used retail unit sales	21,362	21,015	347	1.7%
Used retail sales revenue	$577.2	$536.1	$41.1	7.7%
Same store used retail sales revenue	$547.9	$520.8	$27.1	5.2%
Used retail sales revenue per unit	$25,232	$24,634	$598	2.4%
Same store used retail sales revenue per unit	$25,649	$24,783	$866	3.5%
Gross profit — used	$52.4	$45.7	$6.7	14.7%
Same store gross profit — used	$49.5	$44.0	$5.5	12.5%
Average gross profit per used vehicle retailed	$2,292	$2,098	$194	9.2%
Same store average gross profit per used vehicle retailed	$2,318	$2,094	$224	10.7%
Gross margin % — used	9.1%	8.5%	0.6%	7.1%
Same store gross margin % — used	9.0%	8.4%	0.6%	7.1%

Units
      Retail unit sales of used vehicles increased 1,115 units, or 5.1%, from 2004 to 2005. The increase is due to a 768 unit increase from net dealership acquisitions during the period, coupled with a 347 unit, or 1.7%, increase in same store used retail unit sales. The same store increase is due to an increase in retail unit sales at our premium and volume foreign brands, offset by a decrease in retail unit sales at our domestic brands.

Revenues
      Used vehicle retail sales revenue increased $41.1 million, or 7.7%, from 2004 to 2005. The increase is due to a $14.0 million increase from net dealership acquisitions during the period, and a $27.1 million, or 5.2%, increase in same store revenues. The same store revenue increase is due to the $866, or 3.5%, increase in comparative average selling prices per vehicle, which increased revenue by $18.2 million, coupled with the 1.7% increase in retail unit sales, which increased revenue by $8.9 million.

Gross Profit
      Retail gross profit from used vehicle sales increased $6.7 million, or 14.7%, from 2004 to 2005. The increase is due to a $1.2 million increase from net dealership acquisitions during the period, coupled with a $5.5 million, or 12.5%, increase in same store gross profit. The increase in same store gross profit is due to the $224, or 10.7%, increase in average gross profit per used vehicle retailed, which increased gross profit by $4.7 million, coupled with the 1.7% increase in retail unit sales, which increased gross profit by $0.8 million.
Finance and Insurance Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	74,047	68,170	5,877	8.6%
Total same store retail unit sales	68,188	65,544	2,644	4.0%
Finance and insurance revenue	$65.1	$55.9	$9.2	16.5%
Same store finance and insurance revenue	$61.9	$54.0	$7.9	14.7%
Finance and insurance revenue per unit	$880	$820	$60	7.3%
Same store finance and insurance revenue per unit	$908	$824	$84	10.2%
      Finance and insurance revenue increased $9.2 million, or 16.5%, from 2004 to 2005. The increase is due to a $1.3 million increase from net dealership acquisitions during the period, coupled with a $7.9 million, or

14.7%, increase in same store revenues. The same store revenue increase is due to the $84, or 10.2%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $5.5 million, and the 4.0% increase in retail unit sales, which increased revenue by $2.4 million. Approximately $38 of the $84 increase in comparative average finance and insurance revenue per unit was due to our Sirius Satellite Radio promotion arrangement.
Service and Parts Data

			2005 vs. 2004

	2005	2004	Change	% Change

Service and parts revenue	$287.4	$251.4	$36.0	14.3%
Same store service and parts revenue	$262.8	$242.2	$20.6	8.5%
Gross profit	$155.7	$133.7	$22.0	16.5%
Same store gross profit	$144.1	$128.3	$15.8	12.3%
Gross margin	54.2%	53.2%	1.0%	1.9%
Same store gross margin	54.8%	53.0%	1.8%	3.4%

Revenues
      Service and parts revenue increased $36.0 million, or 14.3%, from 2004 to 2005. The increase is due to a $15.4 million increase from net dealership acquisitions during the period, coupled with a $20.6 million, or 8.5%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of maintenance programs and certified pre-owned programs offered by certain manufacturers, and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit
      Service and parts gross profit increased $22.0 million, or 16.5%, from 2004 to 2005. The increase is due to a $6.2 million increase from net dealership acquisitions during the period, coupled with a $15.8 million, or 12.3%, increase in same store gross profit. The same store gross profit increase is due to the $20.6 million, or 8.5%, increase in revenues, which increased gross profit by $11.4 million, and a 3.4% increase in gross margin, which increased gross profit by $4.4 million.
Selling, General and Administrative
      Selling, general and administrative “SG&A” expenses increased $45.2 million, or 16.3%, from $277.8 million to $323.0 million. The increase is primarily due to an $11.1 million increase from net dealership acquisitions during the period, coupled with a $34.1 million, or 12.8%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation, as a result of the 11.7% increase in retail gross profit over the prior year, increased rent and other property costs and the effect of a refund of U.K. consumption taxes in the prior year. SG&A expenses increased as a percentage of total revenue from 11.0% to 11.5%, and increased as a percentage of gross profit from 77.4% to 78.5%.
Depreciation and Amortization
      Depreciation and amortization decreased $3.5 million, or 25.2%, from $14.1 million to $10.6 million. The decrease is due to a $3.9 million, or 27.9%, decrease in same store depreciation and amortization, offset by a $0.4 million increase from net dealership acquisitions during the period. The same store decrease is due primarily to the effect of costs incurred in 2004 related to the planned relocation of certain U.K. franchises, offset by increases due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense
      Floor plan interest expense increased $1.4 million, or 11.5%, from $11.5 million to $12.9 million. The increase is due to a $0.6 million increase from net dealership acquisitions during the period, coupled with a $0.8 million, or 7.3%, increase in same store floor plan interest expense. The same store increase is due primarily to an increase in our weighted average borrowing rate during 2005 compared to 2004.
Other Interest Expense
      Other interest expense increased $1.8 million, or 17.9%, from $10.5 million to $12.3 million. The increase is due primarily to an increase in our weighted average borrowing rate during 2005 versus 2004, coupled with an increase in average outstanding indebtedness in 2005 versus 2004.
Income Taxes
      Income taxes increased $2.1 million, or 12.3%, from $17.2 million to $19.3 million. The increase is reflective of the fact that the third quarter 2004 effective rate was 34.4% in order to adjust our annual 2004 effective rate from 38.8 to 37.2%. Our estimated 2005 annual effective tax rate is 36.7%.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (dollars in millions, except per unit amounts)
Total Retail Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	209,474	190,682	18,792	9.9%
Total same store retail unit sales	186,270	184,484	1,786	1.0%
Total retail sales revenue	$7,366.5	$6,437.7	$928.8	14.4%
Total same store retail sales revenue	$6,480.3	$6,193.3	$287.0	4.6%
Total retail gross profit	$1,195.9	$1,015.9	$180.0	17.7%
Total same store retail gross profit	$1,057.2	$974.0	$83.2	8.5%
Total retail gross margin	16.2%	15.8%	0.4%	2.5%
Total same store retail gross margin	16.3%	15.7%	0.6%	3.8%

Units
      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 18,792 units, or 9.9%, from 2004 to 2005. The increase is due to a 17,006 unit increase from net dealership acquisitions during the period, coupled with a 1,786 unit, or 1.0%, increase in same store retail unit sales. The same store increase is due to an increase in retail unit sales at our premium and volume foreign brands, offset by a decrease in retail unit sales at our domestic brands.

Revenues
      Retail sales revenue increased $928.8 million, or 14.4%, from 2004 to 2005. The increase is due to a $641.8 million increase from net dealership acquisitions during the period, coupled with a $287.0 million, or 4.6%, increase in same store revenues. The same store revenue increase is due to (1) a $688, or 2.2%, increase in average new vehicle revenue per unit, which increased revenue by $84.9 million, (2) a $1,081, or 4.5%, increase in average used vehicle revenue per unit, which increased revenue by $66.1 million, (3) an $85, or 10.3%, increase in average finance and insurance revenue per unit, which increased revenue by $15.7 million, (4) a $53.1 million, or 7.8%, increase in service and parts revenues, and (5) a $67.2 million net increase resulting from new and used unit sales volume increases.

Gross Profit
      Retail gross profit increased $180.0 million, or 17.7%, from 2004 to 2005. The increase is due to a $96.8 million increase from net dealership acquisitions during the period, coupled with an $83.2 million, or 8.5%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) a $99, or 3.7%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $12.2 million, (2) a $232, or 11.0%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $14.2 million, (3) the $85, or 10.3%, increase in average finance and insurance revenue per unit which increased retail gross profit by $15.7 million, (4) a $34.1 million, or 9.3%, increase in service and parts gross profit, and (5) a $7.0 million net increase resulting from new and used unit sales volume increases.
New Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

New retail unit sales	142,508	127,333	15,175	11.9%
Same store new retail unit sales	126,314	123,374	2,940	2.4%
New retail sales revenue	$4,633.4	$4,036.8	$596.6	14.8%
Same store new retail sales revenue	$4,067.8	$3,888.3	$179.5	4.6%
New retail sales revenue per unit	$32,513	$31,703	$810	2.6%
Same store new retail sales revenue per unit	$32,204	$31,516	$688	2.2%
Gross profit — new	$399.8	$344.3	$55.5	16.1%
Same store gross profit — new	$348.5	$328.2	$20.3	6.2%
Average gross profit per new vehicle retailed	$2,805	$2,704	$101	3.7%
Same store average gross profit per new vehicle retailed	$2,759	$2,660	$99	3.7%
Gross margin % — new	8.6%	8.5%	0.1%	1.2%
Same store gross margin % — new	8.6%	8.4%	0.2%	2.4%

Units
      Retail unit sales of new vehicles increased 15,175 units, or 11.9%, from 2004 to 2005. The increase is due to a 12,235 unit increase from net dealership acquisitions during the period, coupled with a 2,940 unit, or 2.4%, increase in same store retail unit sales. The same store increase is due to an increase in retail unit sales at our premium and volume foreign brands, offset by a decrease in retail unit sales at our domestic brands.

Revenues
      New vehicle retail sales revenue increased $596.6 million, or 14.8%, from 2004 to 2005. The increase is due to a $417.1 million increase from net dealership acquisitions during the period, coupled with a $179.5 million, or 4.6%, increase in same store revenues. The same store revenue increase is due to the 2.4% increase in retail unit sales, which increased revenue by $94.6 million, coupled with the $688, or 2.2%, increase in comparative average selling prices per unit, which increased revenue by $84.9 million.

Gross Profit
      Retail gross profit from new vehicle sales increased $55.5 million, or 16.1%, from 2004 to 2005. The increase is due to a $35.2 million increase from net dealership acquisitions during the period, coupled with a $20.3 million, or 6.2%, increase in same store gross profit. The same store increase is due to the 2.4% increase in retail unit sales, which increased gross profit by $8.1 million, coupled with the $99, or 3.7%, increase in average gross profit per vehicle retailed, which increased gross profit by $12.2 million.

Used Vehicle Data

			2005 vs. 2004

	2005	2004	Change	% Change

Used retail unit sales	66,966	63,349	3,617	5.7%
Same store used retail unit sales	59,956	61,110	(1,154)	(1.9)%
Used retail sales revenue	$1,710.0	$1,537.8	$172.2	11.2%
Same store used retail sales revenue	$1,512.7	$1,475.7	$37.0	2.5%
Used retail sales revenue per unit	$25,535	$24,276	$1,259	5.2%
Same store used retail sales revenue per unit	$25,230	$24,149	$1,081	4.5%
Gross profit — used	$156.8	$134.6	$22.2	16.5%
Same store gross profit — used	$140.9	$129.5	$11.4	8.8%
Average gross profit per used vehicle retailed	$2,341	$2,124	$217	10.2%
Same store average gross profit per used vehicle retailed	$2,350	$2,118	$232	11.0%
Gross margin % — used	9.2%	8.8%	0.4%	4.5%
Same store gross margin % — used	9.3%	8.8%	0.5%	5.7%

Units
      Retail unit sales of used vehicles increased 3,617 units, or 5.7%, from 2004 to 2005. The increase is due to a 4,771 unit increase from net dealership acquisitions during the period, offset by a 1,154 unit, or 1.9%, decrease in same store used retail unit sales. The same store decrease is due to a decrease in retail unit sales at our domestic brands, offset by an increase in retail unit sales at our premium and volume foreign brands. We believe that the same store decrease in domestic brands was due in part to the continued challenging used vehicle market in the U.S. during the first nine months of 2005, based in part on the relative affordability of new vehicles due to continued incentive spending by certain manufacturers.

Revenues
      Used vehicle retail sales revenue increased $172.2 million, or 11.2%, from 2004 to 2005. The increase is due to a $135.2 million increase from net dealership acquisitions during the period, coupled with a $37.0 million, or 2.5%, increase in same store revenues. The same store revenue increase is due to the $1,081, or 4.5%, increase in comparative average selling prices per vehicle, which increased revenue by $64.9 million, offset by the 1.9% decrease in retail unit sales, which decreased revenue by $27.9 million.

Gross Profit
      Retail gross profit from used vehicle sales increased $22.2 million, or 16.5%, from 2004 to 2005. The increase is due to a $10.8 million increase from net dealership acquisitions during the period, coupled with an $11.4 million, or 8.8%, increase in same store gross profit. The increase in same store gross profit is due to the $232, or 11.0%, increase in average gross profit per vehicle retailed, which increased gross profit by $13.9 million, offset by the 1.9% decrease in retail unit sales, which decreased gross profit by $2.5 million.

Finance and Insurance Data

			2005 vs. 2004

	2005	2004	Change	% Change

Total retail unit sales	209,474	190,682	18,792	9.9%
Total same store retail unit sales	186,270	184,484	1,786	1.0%
Finance and insurance revenue	$182.5	$155.4	$27.1	17.4%
Same store finance and insurance revenue	$169.0	$151.6	$17.4	11.5%
Finance and insurance revenue per unit	$871	$815	$56	6.9%
Same store finance and insurance revenue per unit	$907	$822	$85	10.3%
      Finance and insurance revenue increased $27.1 million, or 17.4%, from 2004 to 2005. The increase is due to a $9.7 million increase from net dealership acquisitions during the period, coupled with a $17.4 million, or 11.5%, increase in same store revenues. The same store revenue increase is due to the $85, or 10.3%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $15.7 million, coupled with the 1.0% increase in retail unit sales, which increased revenue by $1.7 million. Approximately $27 of the $85 increase in comparative average finance and insurance revenue per unit was due to our Sirius Satellite Radio promotion arrangement.
Service and Parts Data

			2005 vs. 2004

	2005	2004	Change	% Change

Service and parts revenue	$840.6	$707.8	$132.8	18.8%
Same store service and parts revenue	$730.8	$677.7	$53.1	7.8%
Gross profit	$456.9	$381.7	$75.2	19.7%
Same store gross profit	$398.9	$364.8	$34.1	9.3%
Gross margin	54.3%	53.9%	0.4%	0.7%
Same store gross margin	54.6%	53.8%	0.8%	1.5%

Revenues
      Service and parts revenue increased $132.8 million, or 18.8%, from 2004 to 2005. The increase is due to a $79.7 million increase from net dealership acquisitions during the period, coupled with a $53.1 million, or 7.8%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of maintenance programs and certified pre-owned programs offered by certain manufacturers, and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit
      Service and parts gross profit increased $75.2 million, or 19.7%, from 2004 to 2005. The increase is due to a $41.1 million increase from net dealership acquisitions during the period, coupled with a $34.1 million, or 9.3%, increase in same store gross profit. The same store gross profit increase is due to the $53.1 million, or 7.8%, increase in revenues, which increased gross profit by $29.0 million, and a 1.5% increase in gross margin, which increased gross profit by $5.1 million.
Selling, General and Administrative
      SG&A expenses increased $152.3 million, or 19.2%, from $794.4 million to $946.7 million. The increase is primarily due to a $78.8 million increase from net dealership acquisitions during the period, coupled with a $73.5 million, or 9.7%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 8.5% increase in retail gross profit over the prior year, increased rent and other property costs, severance charges as we rationalized our cost structure in certain markets, and the effect of a refund of U.K. consumption taxes in the prior year. SG&A expenses increased as a percentage of total revenue from 11.3% to 11.8%, and increased as a percentage of gross profit from 78.1% to 79.2%.
Depreciation and Amortization
      Depreciation and amortization increased $0.3 million, or 1.1%, from $30.9 million to $31.2 million. The increase is due to a $2.3 million increase from net dealership acquisitions during the period, offset by a $2.0 million, or 6.6%, decrease in same store depreciation and amortization. The same store decrease is due primarily to the effect of costs incurred in 2004 related to the planned relocation of certain U.K. franchises, offset by increases due in large part to our facility improvement and expansion program.
Floor Plan Interest Expense
      Floor plan interest expense increased $5.6 million, or 16.0%, from $34.8 million to $40.4 million. The increase is due to a $3.4 million increase from net dealership acquisitions during the period, coupled with a $2.2 million, or 6.5%, increase in same store floor plan interest expense. The same store increase is primarily due to an increase in our weighted average borrowing rate during 2005 compared to 2004.
Other Interest Expense
      Other interest expense increased $4.8 million, or 15.5%, from $31.3 million to $36.1 million. The increase is due primarily to an increase in our weighted average borrowing rate during 2005 versus 2004, coupled with an increase in average outstanding indebtedness in 2005 versus 2004.
Income Taxes
      Income taxes increased $1.1 million, or 2.0%, from $50.9 million to $52.0 million. The increase is due primarily to an increase in 2005 pre-tax income compared with 2004.
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of September 30, 2005, we had working capital of $170.3 million, including $2.7 million of cash, available to fund the Company’s operations and capital commitments. In addition, we had $252.5 million and £57.0 million ($100.3 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, the terms of which are discussed below.
      We paid a cash dividend on our common stock on September 1, 2005 of eleven cents per share. On October 19, 2005, we declared a cash dividend on our common stock of twelve cents per share payable on December 1, 2005 to shareholders of record on November 10, 2005. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
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

Inventory Financing
      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the financed vehicles. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in prime or LIBOR borrowing rates. Total outstanding borrowings under floor plan arrangements amounted to $1,015.3 million as of September 30, 2005, of which $298.5 million related to inventory held by our U.K. subsidiaries.

U.S. Credit Agreement
      Our credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”) provides for up to $600.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50.0 million of availability for letters of credit, through September 30, 2008. The revolving loans bear interest between defined LIBOR plus 2.60% and defined LIBOR plus 3.75%.
      The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2005, we were in compliance with all covenants under the U.S. Credit Agreement, and management believes that we will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the Company’s expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S. See “Forward Looking Statements.”
      The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2005, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $315.0 million and $32.5 million, respectively.

U.K. Credit Agreement
      Our subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65.0 million in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Revolving loans under the U.K. Credit Agreement have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15.0 million. Term loan capacity under the U.K. Credit Agreement was originally £10.0 million, which is reduced by £2.0 million every six months. As of September 30, 2005, term loan capacity under the U.K.

Credit Agreement amounted to £2.0 million. The remaining £55.0 million of revolving loan capacity matures on March 31, 2007.
      The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2005, we were in compliance with all covenants under the U.K. Credit Agreement, and management believes that we will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the Company’s expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements.”
      The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of September 30, 2005, there were no outstanding borrowings under the U.K. Credit Agreement.

Senior Subordinated Notes
      We have outstanding $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all of our domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of September 30, 2005, we were in compliance with all covenants and there were no events of default.

Interest Rate Swaps
      We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of September 30, 2005, we expect approximately $0.9 million of interest associated with the swap to be reclassified as a charge to income over the next twelve months.

Other Financing Arrangements
      In the past, we have entered into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to a third-party and agree to lease those assets back for a certain period of time. We believe we will continue to utilize these types of transactions in the future. Such sales generate proceeds which vary from period to period.
Cash Flows
      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Historically, we have reported all cash flows arising in connection with changes in floor plan notes payable as an operating activity. In the third quarter of 2005, we reclassified floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable—non-trade, and have reclassified related cash flows as a financing activity to comply with the guidance under SFAS No. 95, “Statement of Cash Flows.” As a result, the Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2004 has been restated, resulting in a $94.0 million increase in cash flows from continuing operating activities and a corresponding decrease in cash flows from continuing financing activities. The Company is in the process of determining the impact of reclassifying floor plan notes payable — non-trade on previously filed balance sheets and statements of cash flows. The Company currently estimates that approximately $380.0 million of floor plan notes payable — non-trade will be reclassified as of December 31, 2003, and that the reclassification of cash flows attributable to floor plan notes payable — non-trade from operating activities to financing activities will increase cash flows from continuing operating activities and decrease cash flows from continuing financing activities by approximately $60.0 million for the year ended December 31, 2004 and decrease cash flows from continuing operating activities and increase cash flows from continuing financing activities by approximately $150.0 million and $48.0 million, respectively, for the years ended December 31, 2003 and 2002.
      Cash and cash equivalents decreased by $12.5 million and increased by $6.7 million during the nine months ended September 30, 2005 and 2004, respectively. The major components of these changes are discussed below.

Cash Flows from Operating Activities
      Cash provided by operating activities was $137.3 million and $212.7 million during the nine months ended September 30, 2005 and 2004, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.
      We believe that changes in aggregate floor plan liabilities are directly linked to changes in vehicle inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided below a reconciliation of cash flow from operating activities as reported in our Condensed Consolidated Statement of Cash Flows as if all changes in vehicle floor plan were classified as an operating activity.

	Nine Months Ended
	September 30,

	2005	2004

Net cash from operating activities as reported	$137,316	$212,697
Floor plan notes payable — non-trade as reported	(51,116)	(94,018)

Net cash from operating activities including all floor plan notes payable	$86,200	$118,679

Cash Flows from Investing Activities
      Cash used in investing activities was $155.0 million and $255.3 million during the nine months ended September 30, 2005 and 2004, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $165.0 million and $148.8 million during the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $71.2 million and $43.9 million during the nine months ended September 30, 2005 and 2004, respectively. Cash used in business acquisitions, net of cash acquired, was $61.2 million and $164.0 million during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2004, cash from investing activities also included $13.6 million of proceeds received from the sale of an investment.

Cash Flows from Financing Activities
      Cash used in financing activities was $17.8 million during the nine months ended September 30, 2005. Cash provided by financing activities was $43.4 million during the nine months ended September 30, 2004. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable — non-trade, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, and dividends. We had net borrowings of long-term debt of $45.6 million and $22.8 million during the nine months ended September 30, 2005 and 2004, respectively. We made net repayments of floor plan notes payable — non-trade of $51.1 million and $94.0 million during the nine months ended September 30, 2005 and 2004, respectively. We received proceeds of $3.0 million and $128.0 million, respectively, from the issuance of common stock during the nine months ended September 30, 2005 and 2004, respectively. We paid $15.3 million and $13.3 million, of cash dividends to our stockholders during the nine months ended September 30, 2005 and 2004, respectively.

Commitments
      In connection with an acquisition of dealerships completed in October 2000, we agreed to make a contingent payment in cash to the extent 841,476 shares of common stock issued as consideration for the acquisition are sold subsequent to the fifth anniversary of the transaction and have a market value of less than $12.00 per share at the time of sale. We will be forever released from this guarantee in the event the average daily closing price of our common stock for any 90 day period subsequent to the fifth anniversary of the transaction exceeds $12.00 per share. In the event we are required to make a payment relating to this guarantee, such payment would result in the revaluation of the common stock issued in the transaction, resulting in a reduction of additional paid-in-capital. We have further granted the seller a put option pursuant to which we may be required to repurchase a maximum of 108,333 shares for $12.00 per share on each of the first five anniversary dates of the transaction. To date, no payments have been made by us relating to the put option. As of September 30, 2005, the maximum future cash payment we may be required to make in connection with the put option is $1.3 million.
      We have entered into an agreement with a third party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture relationship established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of formation of the joint venture relationship. Pursuant to this arrangement, we entered into a joint venture agreement with respect to our Honda of Mentor dealership in Ohio. We are required to repurchase our partners’ interest in this joint venture in July 2008. We expect this payment to be approximately $2.7 million.
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

Other Transactions
      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. From time to time, we may sell AGR real property and improvements which are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price which is independently confirmed by a third party appraiser. During the nine months ended September 30, 2005, we sold $3.3 million of property to AGR. There were no gains or losses associated with such sales.
      We sometimes pay and/or receive fees to/from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. Payments made relating to services rendered reflect the provider’s cost or an amount mutually agreed upon by both parties, which we believe represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
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
Joint Venture Relationships
      From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we operate dealerships together with other investors. We may also provide these subsidiaries with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2005, our joint venture relationships are as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.20%	(A)
Edison, New Jersey	Ferrari, Maserati	70.00%
Tysons Corner, Virginia	Mercedes-Benz, Maybach, Audi, Porsche, Aston Martin,	90.00%	(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00%
Mentor, Ohio	Honda	70.00%
Munich, Germany	BMW, Mini	50.00%
Frankfurt, Germany	Lexus, Toyota	50.00%
Aachen, Germany	Audi, Volkswagen, Lexus, Toyota	50.00%
Mexico	Toyota	48.70%
Mexico	Toyota	45.00%

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 7.8% interest in this joint venture as of September 30, 2005, which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.
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
      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over LIBOR, as defined. Based on the amount outstanding as of September 30, 2005, a 100 basis point change in interest rates would result in an approximate $3.2 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over LIBOR or prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments, a 100 basis point change in interest rates would result in an approximate $10.0 million change to our annual interest expense.
      Interest rate fluctuations affect the fair market value of our swaps and fixed rate debt, including the Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
      Foreign Currency Exchange Rates. As of September 30, 2005, we have invested in franchised dealership operations in the U.K., Germany, and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $235.5 million change to our revenues for the nine months ended September 30, 2005.
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
      Under the supervision and with the participation of the Company’s management, including the principal executive and financial officers, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the principal executive and financial officers, to allow timely discussions regarding required disclosure. Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2005. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our third quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment-related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 30, 2005, we were not a party to any legal proceedings, including class action lawsuits to which we are a party that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6.	Exhibits

4.1	Amended and Restated Supplemental Indenture dated as of November 3, 2005 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.
4.2	Extension Notice dated September 15, 2005 relating to Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Services North America, LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 99.1 to our Form 8-K filed on September 19, 2005).
31	Rule 13a-14(a)/15(d)-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ Roger S. Penske

Roger S. Penske
Chief Executive Officer
Date: November 14, 2005

By:	/s/ James R. Davidson

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)
Date: November 14, 2005

EXHIBIT INDEX

Exhibits
Number	Description

4.1	Amended and Restated Supplemental Indenture dated as of November 3, 2005 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee.
4.2	Extension Notice dated September 15, 2005 relating to Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Services North America, LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 99.1 to our Form 8-K filed on September 19, 2005).
31	Rule 13a-14(a)/15(d)-14(a) Certifications.
32	Section 1350 Certifications.