Form 10-K/A
period 2004-12-31
UNITED AUTO GROUP INC
filed 2006-01-23
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K /A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to     .
Commission file number 1-12297
United Auto Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3086739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2555 Telegraph Road	48302-0954
Bloomfield Hills, Michigan	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code (248) 648-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Voting Common Stock, par value $0.0001 per share	Name of each Exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2004 was $598,414,686.
     As of March 1, 2005, there were 46,534,033 shares of voting common stock outstanding.
Documents Incorporated by Reference
     Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2005 Annual Meeting of the Stockholders to be held April 14, 2005 are incorporated by reference into Part III, Items 10-14.

Explanatory Note
     We are filing this Form 10-K/A to change the presentation of certain floor plan notes payable information. We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Consistent with industry practice, we previously reported all cash flows arising in connection with changes in floor plan notes payable as an operating activity. In the third quarter of 2005, we restated floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable - non-trade, and have restated related cash flows as a financing activity to comply with guidance under SFAS No. 95, “Statement of Cash Flows.”
     The changes in presentation have no effect on net income, earnings per share, stockholder’s equity or our conclusion that our disclosure controls and procedures were effective as of December 31, 2004 however, because we are restating the financial statements included in our Form 10-K, we are also restating our financial statements for entities which became discontinued operations during the nine months ended September 30, 2005. Such changes affect Items 1, 7, 9A and 15 in this Form 10-K/A. All other information in this amendment is as of the date of the original filing and does not reflect any subsequent information or events occurring after the date of the original filing.
PART I
Item 1. Business
     We are the second largest automotive retailer in the United States as measured by total revenues and have the highest concentration of revenues from foreign and luxury brands among the publicly-traded automotive retailers. As of March 1, 2005, we owned and operated 152 franchises in the United States and 101 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands, with 86% of our revenues in 2004 generated from the combined sales of foreign and luxury brands such as Toyota, Honda, BMW, Lexus and Mercedes with luxury brands representing 55% of our revenues. In addition to selling new and used vehicles, we offer a full range of maintenance and repair services, and we facilitate the sale of third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
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
     Same-Store Sales. We believe our emphasis on improving customer service and upgrading our facilities will result in continued increases in same-store sales. We generally offer premium showrooms and displays and have recently added service bays and modernized many of our facilities. We believe these factors have helped to generate 2004 same-store retail revenue increases of 5.1% for new vehicles, 4.0% for used vehicles, 8.2% for finance and insurance and 12.6% for service and parts.
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
     The following table sets forth information with respect to our current domestic dealerships acquired or opened since January 2002 and our international dealerships acquired since our purchase of Sytner Group in March 2002:

Date Opened
Dealership	or Acquired	Location	Franchises
BMW of Austin	7/02	Austin, TX	BMW
Goodson Dodge North	7/02	Spring, TX	Dodge
Honda Bloomfield	8/02	Bloomfield Hills, MI	Honda
Landers Hummer	9/02	Benton, AR	Hummer
Landers Hummer North	9/02	Fayetteville, AR	Hummer
Cerritos Hummer	9/02	Cerritos, CA	Hummer
MINI North Scottsdale	11/02	Phoenix, AZ	MINI
Audi North Scottsdale	11/02	Phoenix, AZ	Audi
Jaguar North Scottsdale	11/02	Phoenix, AZ	Jaguar
Lincoln-Mercury North Scottsdale	11/02	Phoenix, AZ	Lincoln, Mercury
Volkswagen North Scottsdale	11/02	Phoenix, AZ	Volkswagen
Lincoln-Mercury Volvo of Tulsa	12/02	Tulsa, OK	Lincoln, Mercury, Volvo
Aston Martin Tysons	3/03	Vienna, VA	Aston Martin
Pioneer Ford West	4/03	Goodyear, AZ	Ford
Inskip Auto Center	4/03	Warwick, RI	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, Porsche and Volvo
Goodson Chrysler North	7/03	Spring, TX	Chrysler
Goodson Jeep North	7/03	Spring, TX	Jeep
Maserati of Warwick	12/03	Warwick, RI	Maserati

Penske Cadillac South Bay	1/04	Torrance, CA	Cadillac
Maserati of Turnersville	1/04	Turnersville, NJ	Maserati
Maserati of Tulsa	2/04	Tulsa, OK	Maserati
Penske Hummer South Bay	4/04	Torrance, CA	Hummer
Mercedes-Benz of Chandler	7/04	Chandler AZ	Mercedes-Benz
Ferrari Maserati of Central New Jersey	7/04	Edison, NJ	Ferrari, Maserati
Capitol Honda	8/04	San Jose, CA	Honda
Honda North	8/04	Clovis, CA	Honda
Marin Honda	8/04	Corte Madera, CA	Honda
Los Gatos Acura	8/04	Los Gatos, CA	Acura
Sunnyvale Acura	8/04	Sunnyvale, CA	Acura
Maserati of Cleveland	8/04	Bedford, OH	Maserati
Hyundai of Waterford	11/04	Waterford, MI	Hyundai
Honda Mall of Georgia	1/05	Buford, GA	Honda
International
Mercedes-Benz of Cheltenham and Gloucester	7/02	Gloucester, England
Mercedes-Benz of Swindon	7/02	Wiltshire, England	Mercedes-Benz

Date Opened
Dealership	or Acquired	Location	Franchises
Mercedes-Benz of Bath	7/02	Bath, England	Mercedes-Benz
Tollbar Twickenham	9/02	Middlesex, England	Volvo
smart of Milton Keynes	2/03	Milton Keynes, England	smart
Sytner Rolls Royce Motor Cars	5/03	Cheshire, England	Rolls Royce
Porsche Centre Silverstone	5/03	Northamptonshire,	Porsche
England
Lexus Birmingham	6/03	West Midlands, England	Lexus
Toyota World Weston-Super-Mare	7/03	Somerset, England	Toyota
Toyota World Bristol North	7/03	Bristol, England	Toyota
Toyota World Bristol Central	7/03	Bristol, England	Toyota
Lexus Bristol	7/03	Bristol, England	Lexus
Guy Salmon Land Rover Stockport	7/03	Cheshire, England	Land Rover
Sytner Harold Wood	8/03	Essex, England	BMW
Sytner Chigwell	8/03	Essex, England	BMW
Bentley Birmingham	9/03	Birmingham, England	Bentley
Mercedes-Benz of Northampton	10/03	Northampton, England	Mercedes-Benz
Mercedes-Benz of Bedford	10/03	Bedfordshire, England	Mercedes-Benz
Bradford Audi	10/03	Yorkshire, England	Audi
Toyota World Newport	11/03	Newport, Wales	Toyota
Toyota World Cardiff	11/03	Cardiff, Wales	Toyota

Toyota World Bridgend	11/03	Bridgend, Wales	Toyota
Lexus Cardiff	11/03	Cardiff, Wales	Lexus
Kings Cheltenham & Gloucester	5/04	Gloucester,	Chrysler Jeep
England
West London Audi	7/04	Middlesex, England	Audi
Reading Audi	7/04	Berkshire, England	Audi
Porsche Centre Glasgow	7/04	Strathclyde, Scotland	Porsche
Porsche Centre Edinburgh	7/04	Lothian, Scotland	Porsche
Mayfair Audi	7/04	London, England	Audi
Guildford Audi	7/04	Surrey, England	Audi
Graypaul Edinburgh	7/04	Lothian, Scotland	Ferrari, Maserati
Bentley Edinburgh	7/04	Lothian, Scotland	Bentley
Aston Green Audi	7/04	Berkshire, England	Audi
Tamsen GmbH (Bremen)	7/04	Bremen, Germany	Ferrari, Maserati, Aston Martin, Rolls Royce and Bentley
Tamsen GmbH (Hamburg)	7/04	Hamburg, Germany	Ferrari, Maserati, Aston Martin, Rolls Royce and Bentley
Toyota World Tamworth	10/04	Staffordshire, England	Toyota
Harrogate Audi	10/04	Harrogate, England	Audi
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
Dealership Operations
     Franchises. The following charts reflect our franchises by location and our dealership mix by franchise:

Franchise Locations		Franchises by Brand
Location	Franchises	Franchise	U.S.	Intl.	Total
Arizona	21	Daimler Chrysler	23	17	40
Arkansas	15	Toyota/Lexus	19	15	34
California	16	Ford/PAG	22	18	40
Connecticut	4	BMW/MINI	9	18	27
Florida	7	General Motors	23	1	24
Georgia	5	Honda/Acura	23	1	24
Indiana	2	Nissan/Infiniti	10	—	10
Michigan	7	Audi	5	10	15
Mississippi	2	Porsche	4	4	8
New Jersey	16	Others	14	17	31
New York	3	Total	152	101	253

Franchise Locations
Location	Franchises
North Carolina	3
Ohio	8
Oklahoma	8
Puerto Rico	9
Rhode Island	10
South Carolina	2
Tennessee	3
Texas	6
Virginia	5
Total Domestic	152
United Kingdom	87
Germany	10
Brazil	4
Total Foreign	101
Total Worldwide	253
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
     New Vehicle Sales. In 2004, we sold 168,842 new vehicles which generated 59% of our revenue and 34% of our gross profit. As of March 1, 2005, we sold over forty brands of domestic and import family, sports and luxury cars, light trucks and sport utility vehicles through 253 franchises in 20 states, Puerto Rico, the U.K., Germany and Brazil. As of March 1, 2005, we sold the following brands: Acura, Alpina, Aston Martin, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Dodge, Ferrari, Ford, GMC Truck, Honda, Hummer, Hyundai, Infiniti, Jaguar, Jeep, Land Rover, Lexus, Lincoln-Mercury, Lotus, Maybach, Mazda, Maserati, Mercedes Benz, MINI, Nissan, Pontiac, Porsche, Rolls Royce, Bentley, SAAB, Scion, smart, Suzuki, Toyota, Volvo and Volkswagen.
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
     Used Vehicle Sales. In 2004, we sold 82,836 used vehicles which generated 29% of our revenue and 12% of our gross profit. We generally acquire used vehicles from auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. Leased vehicles returned to the finance sources at the end of the lease provide us a market of low mileage, late model vehicles for our used vehicle sales operations. We clean, repair and recondition, as necessary, generally at our own service facilities, all used vehicles we acquire for resale. Used vehicles account for a significant portion of the revenues at each of our dealerships.
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
     Vehicle Finance, Extended Service and Insurance Sales. Finance and insurance sales represented 2% of our revenue and 16% of our gross profit in 2004. At our customers’ option, our dealerships arrange third party financing for our customers’ vehicle purchases. As compensation we receive a portion of the cost of financing paid by the customer for each financed sale; however, we generally are limited in the amount of revenue per transaction we may receive from certain finance products by these finance companies. While these services are generally non- recourse to us, we are subject to chargebacks in certain circumstances such as default under a financing arrangement or other circumstances.

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
     Service and Parts Sales. Service and parts sales represented 10% of our revenue and 38% of our gross profit in 2004. We generate service and parts sales at each of our dealerships, primarily relating to the vehicle models sold at that dealership. We perform both warranty and non-warranty work. Our service and parts revenues have increased each year, in large part due to our increased service capacity, coupled with the increasingly complex technology used in vehicles, which makes it difficult for independent repair facilities to maintain and repair today’s automobiles. As part of our agreements with our manufacturers, we obtain all equipment required by the manufacturer and needed to service and maintain each make of vehicle sold at any particular dealership.
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
Mercedes-Benz of Northampton
Mercedes-Benz/smart of Swindon
Mercedes-Benz of Weston-Super-Mare
Oxford Saab
Porsche Centre Edinburgh
Porsche Centre Glasgow
Porsche Centre Mid-Sussex
Porsche Centre Silverstone
Reading Audi
Sytner Chigwell (BMW/MINI)
Sytner City (BMW/MINI)
Sytner Gerrards Cross (BMW/MINI)
Sytner Harold Wood (BMW/MINI)
Sytner High Wycombe (BMW)
Sytner Leicester (BMW/MINI)
Sytner Nottingham (BMW/MINI)
Sytner Rolls Royce Motor Cars
Sytner Sheffield (BMW/MINI)
Sytner Solihull (BMW/MINI)
Tollbar Coventry (Volvo)
Tollbar Twickenham (Volvo)
Tollbar Warwick (Volvo)
Toyota World (Birmingham)
Toyota World (Bridgend)
Toyota World (Bristol Central)
Toyota World (Bristol North)
Toyota World (Cardiff)
Toyota World (Newport)
Toyota World (Tamworth)
Toyota World (Weston-Super-Mare)
Vantage VW (Leeds)
Varsity (Chrysler Jeep)
Wakefield Audi
West London Audi
BRAZIL
Andre Ribeiro Chevrolet
Andre Ribeiro Honda
Andre Ribeiro Toyota Lexus
GERMANY
Tamsen GmbH (Bremen)(Aston Martin, Bentley, Ferrari, Maserati, Rolls-Royce)
Tamsen GmbH (Hamburg)(Aston Martin, Ferrari, Lamborghini, Maserati, Rolls-Royce)
PUERTO RICO
Lexus de San Juan
Triangle Chrysler-Honda del Oeste
Triangle Chrysler Mazda de Ponce
Triangle Honda 65 de Infanteria
Triangle Honda-Suzuki de Ponce
Triangle Toyota-Scion San Juan

     We also own approximately 50% of the following international dealerships:

GERMANY	MEXICO

Autohaus Nix (Wachtersbach) (Toyota, Lexus)	Toyota de Aguascalientes
Autohaus Nix (Offenbach) (Toyota, Lexus)	Toyota de Monterrey
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
Available Information
     For selected financial information concerning our domestic and international sales and assets, see note 15 to our consolidated financial statements included in Item 8 of this report. For a discussion of the risk factors applicable to us, see exhibit 99.1 to this annual report on Form 10-K/A. Our internet website address is www.unitedauto.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website under the tab “Investor Relations” copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, United Auto Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302. The information on or linked to our website is not part of this document. We are incorporated in the State of Delaware and began dealership operations in October 1992. We submitted to the New York Stock Exchange its required annual CEO certification in 2004 without qualification and have filed all required certifications under section 302 of the Sarbanes-Oxley Act as exhibits to this annual report on Form 10-K/A relating to 2004.
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
Item 3. Legal Proceedings
     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. We are not party to any legal proceedings, including class action lawsuits to which we are a party that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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
     Our credit agreement with DaimlerChrysler Services North America, LLC as agent, and the indenture governing our 9 5 / 8 % senior subordinated notes each contain certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. Also, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain amount of working capital, which could limit our subsidiaries’ ability to pay us dividends.

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

	As of and for the Years Ended December 31, (1)
	2004(2)	2003(3)	2002(4)	2001(5)	2000(5)
	(in millions, except per share data)
Consolidated Statement of Income Data:
Total revenues	$9,384.7	$7,968.6	$6,499.6	$4,926.1	$3,735.8
Gross profit	$1,382.0	$1,156.7	$939.8	$691.7	$527.9
Income from continuing operations	$111.2	$84.1	$57.8	$36.3	$23.4
Net income	$111.7	$82.9	$62.2	$44.7	$30.0
Income from continuing operations per diluted common share	$2.44	$2.03	$1.40	$1.06	$0.79
Net income per diluted common share	$2.45	$2.00	$1.51	$1.31	$1.02
Shares used in computing diluted share data	45.6	41.4	41.2	34.2	29.4
Balance Sheet Data:
Total assets	$3,532.8	$3,144.2	$2,690.3	$1,946.6	$1,762.7
Floor plan notes payable (including non-trade)	$1,197.5	$1,051.2	$789.0	$492.4	$537.4
Total debt (excluding floor plan notes payable)	$586.3	$651.7	$665.8	$555.4	$418.1
Total stockholders’ equity	$1,075.0	$828.4	$704.4	$515.7	$461.7

(1)	Certain prior period information has been revised to conform to the current year’s presentation.

(2)	Includes a $7.2 million (net of tax) gain from the sale of an investment.

(3)	Includes a $3.1 million (net of tax) cumulative effect of an accounting change related to the adoption of Emerging Issues Task Force (“EITF”) No. 02-16.

(4)	Includes a $22.8 million charge, which includes the estimated cash costs to be paid relating to employment contracts of certain employees terminated in connection with the streamlining of our dealership operations in the western region of the U.S. and the cost of a non-compete agreement with a former member of management that we determined no longer had a continuing economic benefit.

(5)	In accordance with SFAS 142, we stopped recording amortization expense relating to indefinite lived intangibles as of January 1, 2002. Amortization expense was $16.4 million and $12.1 million in 2001 and 2000, respectively.

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
     Subsequent to the issuance of the Company’s December 31, 2004 financial statements, the Company’s management determined that certain information in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated and reclassified for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been reclassified as floor plan notes payable — non-trade on the Consolidated Balance Sheets, and related cash flows have been reclassified from operating activities to financing activities on the Consolidated Statement of Cash Flows. Consistent with industry practice, the Company previously reported all cash flow information relating to floor plan notes payable as operating cash flows. In addition, the Company has made certain additional changes relating to cash flows from discontinued operations and activity under the U.S. Credit Agreement to conform to the presentation in its September 30, 2005 financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of the restatement and for the effects of restating our financial statements for entities which became discontinued operations during the nine months ended September 30, 2005.
Overview
     We are the second largest automotive retailer in the United States as measured by total revenues. As of March 1, 2005, we owned and operated 152 franchises in the United States and 101 franchises internationally, primarily in the United Kingdom. We offer a full range of vehicle brands; however, 86% of our revenues in 2004 came from the combined sales of foreign and luxury brands such as Toyota, Honda, BMW, Lexus and Mercedes. In 2004, luxury brands represented 55% of our revenues. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, and the sale and placement of higher margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
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
     We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our domestic dealerships endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share that are earned ratably on an annual basis through January 2009. Two million of these warrants were earned in 2004 and vested in the first quarter of 2005. We exercised the warrants and sold the underlying stock we received upon vesting. The earning of these warrants may accelerate based on us attaining specified subscription targets. Since we can reasonably estimate the number of warrants that will be earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of those warrants is being recognized ratably during each annual period. We also received an additional ten million warrants to purchase Sirius common stock at $2.392 per share which are earned upon our sale of certain units pertaining to specified brands. We measure the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of certain units pertaining to specified brands, the fair value of those warrants is only being recognized when they are earned. The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled if certain performance targets are not met or upon the termination of our arrangement. We may not be able to achieve any of the performance targets outlined in the warrants.
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
Self-Insurance
     We retain risk relating to certain of our general liability insurance, workers’ compensation insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum exposure limits for certain insurance periods. The majority of losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry based development factors.
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
(in millions, except unit and per unit amounts)

			2004 vs. 2003				2003 vs. 2002
Total Retail Data	2004	2003	Change	% Change	2003	2002	Change	% Change
Total retail unit sales	251,678	235,406	16,272	6.9%	235,406	202,981	32,425	16.0%
Total same store retail unit sales	221,593	224,232	(2,639)	(1.2%)	182,998	172,817	10,181	5.9%

Total retail sales revenue	$8,627.7	$7,399.3	$1,228.5	16.6%	$7,399.3	$6,016.4	$1,382.9	23.0%
Total same store retail sales revenue	$7,372.2	$6,975.1	$397.1	5.7%	$5,281.4	$4,891.4	$389.9	8.0%

Total retail gross profit	$1,381.8	$1,155.5	$226.2	19.6%	$1,155.5	$943.0	$212.5	22.5%
Total same store retail gross profit	$1,182.5	$1,088.9	$93.6	8.6%	$829.8	$767.0	$62.8	8.2%

Total retail gross margin	16.0%	15.6%	0.4%	2.6%	15.6%	15.7%	(0.1%)	(0.4%)
Total same store retail gross margin	16.0%	15.6%	0.4%	2.6%	15.7%	15.7%	0.0%	0.2%
Units
     Retail data includes new vehicle, used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 16,272, or 6.9%, from 2003 to 2004 and increased by 32,425, or 16.0%, from 2002 to 2003. The increase from 2003 to 2004 is due to an 18,911 unit increase from net dealership acquisitions during the year, partially offset by a 2,639, or 1.2%, decrease in same store retail unit sales. The decrease in same store retail unit sales in 2004 is due primarily to decreased retail unit sales of used vehicles, which we believe is due to a challenging used vehicle market in the U.S. during 2004 due to the relative affordability of new vehicles and continued incentive spending by certain manufacturers. The increase from 2002 to 2003 is due to a 10,181, or 5.9%, increase in same store retail unit sales coupled with a 22,244 unit increase from net dealership acquisitions during the year.
Revenues
     Retail sales revenue increased $1,228.5 million, or 16.6%, from 2003 to 2004 and increased $1,382.9 million, or 23.0%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $397.1 million, or 5.7%, increase in same store revenues coupled with an $831.3 million increase from net dealership acquisitions during the year. The same store revenue increase is due to: (1) a $1,376, or 4.6%, increase in average new vehicle revenue per unit, which increased revenue by $206.6 million, (2) a $1,887, or 8.8%, increase in average used vehicle revenue per unit, which increased revenue by $139.9 million, (3) a $77, or 9.5%, increase in average finance and insurance revenue per unit, which increased revenue by $17.2 million, and (4) a $91.8 million, or 12.6%, increase in service and parts revenues, all partially offset by the 1.2% decrease in retail unit sales, which decreased revenue by $58.4 million. The increase from 2002 to 2003 is due to a $389.9 million, or 8.0%, increase in same store revenues coupled with a $992.9 million increase from net dealership acquisitions during the year. The same store revenue increase is due to: (1) the 5.9% increase in retail unit sales, which increased revenue by $245.8 million, (2) a $794, or 2.8%, increase in average new vehicle revenue per unit, which increased revenue by $95.6 million, (3) a $53, or 6.8%, increase in average finance and insurance revenue per unit, which increased revenue by $9.3 million, and (4) a $45.4 million, or 9.4%, increase in service and parts revenues, all partially offset by a $109, or 0.6% decrease in average used vehicle revenue per unit, which decreased revenue by $6.2 million.
Gross Profit
     Retail gross profit increased $226.2 million, or 19.6%, from 2003 to 2004 and increased $212.5 million, or 22.5%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $93.6 million, or 8.6%, increase in same store gross profit coupled with a $132.6 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to: (1) a $107, or 4.3%, increase in average gross profit per new vehicle retailed, which increased gross profit by $16.1 million, (2) a $230, or 11.9%, increase in average gross profit per used vehicle retailed, which increased gross profit by $17.0 million, (3) a $77, or 9.5%, increase in average finance and insurance revenue per unit, which increased gross profit by $17.2 million, and (4) a $51.0 million, or 13.1%, increase in service and parts gross profit, all offset by the 1.2% decrease in retail unit sales, which decreased gross profit by $7.7 million. The increase from 2002 to 2003 is due to a $62.8 million, or 8.2%, increase in same store gross profit coupled with a $149.7 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to: (1) the 5.9%, increase in retail unit sales, which increased gross profit by $29.9 million, (2) a $24, or 1.3%, increase in average gross profit per used vehicle retailed, which increased gross profit by $1.3 million, (3) a $53, or 6.8%, increase in average finance and insurance revenue per unit, which increased gross profit by $9.3 million, and (4) a $27.3 million, or 10.8%, increase in service and parts gross profit, all partially offset by a $40, or 1.7% decrease in average gross profit per new vehicle retailed, which decreased gross profit by $5.0 million.
New Vehicle Data

			2004 vs. 2003				2003 vs. 2002
	2004	2003	Change	% Change	2003	2002	Change	% Change
New retail unit sales	168,842	156,605	12,237	7.8%	156,605	138,578	18,027	13.0%
Same store new retail unit sales	150,794	150,118	676	0.5%	125,696	120,398	5,298	4.4%

New retail sales revenue	$5,416.3	$4,722.6	$693.7	14.7%	$4,722.6	$3,948.9	$773.7	19.6%
Same store new retail sales revenue	$4,708.5	$4,480.8	$227.7	5.1%	$3,605.0	$3,357.6	$247.4	7.4%

New retail sales revenue per unit	$32,079	$30,156	$1,923	6.4%	$30,156	$28,496	$1,660	5.8%
Same store new retail sales revenue per unit	$31,224	$29,848	$1,376	4.6%	$28,681	$27,887	$794	2.8%

Gross profit — new	$465.4	$399.7	$65.7	16.4%	$399.7	$339.2	$60.5	17.8%
Same store gross profit — new	$393.4	$375.6	$17.8	4.7%	$289.8	$282.5	$7.3	2.6%

Average gross profit per new vehicle retailed	$2,756	$2,552	$204	8.0%	$2,552	$2,448	$104	4.2%
Same store average gross profit per new vehicle retailed	$2,609	$2,502	$107	4.3%	$2,306	$2,346	$(40)	(1.7%)

Gross margin % — new	8.6%	8.5%	0.1%	1.2%	8.5%	8.6%	(0.1%)	(1.2%)
Same store gross margin % — new	8.4%	8.4%	0.0%	0.0%	8.0%	8.4%	(0.4%)	(4.8%)
Units
     Retail unit sales of new vehicles increased 12,237 units, or 7.8%, from 2003 to 2004 and increased 18,027 units, or 13.0%, from 2002 to 2003. The increase from 2003 to 2004 is due to a 676 unit, or 0.5%, increase in same store retail unit sales coupled with an 11,561 unit increase from net dealership acquisitions during the year. The increase from 2002 to 2003 is due to a 5,298 unit, or 4.4%, increase in same store retail unit sales coupled with a 12,729 unit increase from net dealership acquisitions during the year. We believe that the same store increases in 2003 and 2004 are due in part to our brand mix, which includes a concentration of foreign and premium nameplates, offset by lower new unit sales at our domestic brand dealerships.
Revenues
     New vehicle retail sales revenue increased $693.7 million, or 14.7%, from 2003 to 2004 and increased $773.7 million, or 19.6%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $227.7 million, or 5.1%, increase in same store revenues coupled with a $466.0 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 0.5% increase in retail unit sales, which increased revenue by $21.1 million, coupled with a $1,376, or 4.6%, increase in comparative average selling price per unit, which increased revenue by $206.6 million. The increase from 2002 to 2003 is due to a $247.4 million, or 7.4%, increase in same store revenues coupled with a $526.3 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 4.4% increase in retail unit sales, which increased revenue by $151.8 million, coupled with an $794, or 2.8%, increase in comparative average selling price per unit, which increased revenue by $95.6 million.
Gross Profit
     Retail gross profit from new vehicle sales increased $65.7 million, or 16.4%, from 2003 to 2004 and increased $60.5 million, or 17.8%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $17.8 million, or 4.7%, increase in same store gross profit coupled with a $47.9 million increase from net dealership acquisitions during the year. The same store retail gross profit increase is due to the 0.5% increase in new retail unit sales, which increased gross profit by $1.8 million, coupled with a $107, or 4.3%, increase in average gross profit per new vehicle retailed, which increased gross profit by $16.0 million. The increase from 2002 to 2003 is due to a $7.3 million, or 2.6%, increase in same store gross profit coupled with a $53.2 million increase from net dealership acquisitions during the year. The same store retail gross profit increase is due to the 4.4% increase in new retail unit sales, which increased gross profit by $12.2 million, partially offset by a $40, or 1.7%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $4.9 million.

Used Vehicle Data

			2004 vs. 2003				2003 vs. 2002
	2004	2003	Change	% Change	2003	2002	Change	% Change
Used retail unit sales	82,836	78,801	4,035	5.1%	78,801	64,403	14,398	22.4%
Same store used retail unit sales	70,799	74,114	(3,315)	(4.5%)	57,302	52,419	4,883	9.3%

Used retail sales revenue	$2,028.6	$1,714.8	$313.8	18.3%	$1,714.8	$1,301.4	$413.4	31.8%
Same store used retail sales revenue	$1,648.6	$1,585.9	$62.7	4.0%	$996.5	$917.3	$79.2	8.6%

Used retail sales revenue per unit	$24,489	$21,762	$2,727	12.5%	$21,762	$20,207	$1,555	7.7%
Same store used retail sales revenue per unit	$23,285	$21,398	$1,887	8.8%	$17,391	$17,500	$(109)	(0.6%)

Gross profit — used	$175.9	$152.6	$23.3	15.3%	$152.6	$125.9	$26.7	21.2%
Same store gross profit — used	$152.6	$142.7	$9.9	6.9%	$107.2	$96.8	$10.4	10.7%

Average gross profit per used vehicle retailed	$2,124	$1,936	$188	9.7%	$1,936	$1,955	$(19)	(1.0%)
Same store average gross profit per used vehicle retailed	$2,156	$1,926	$230	11.9%	$1,871	$1,847	$24	1.3%

Gross margin % — used	8.7%	8.9%	(0.2%)	(2.2%)	8.9%	9.7%	(0.8%)	(8.2%)
Same store gross margin % — used	9.3%	9.0%	0.3%	3.3%	10.8%	10.6%	0.2%	1.9%
Units
     Retail unit sales of used vehicles increased 4,035 units, or 5.1%, from 2003 to 2004 and increased 14,398 units, or 22.4%, from 2002 to 2003. The increase from 2003 to 2004 is due to a 7,350 unit increase from net dealership acquisitions during the year offset by a 3,315 unit, or 4.5%, decrease in same store used retail unit sales. We believe that the same store decrease is due in part to the challenging used vehicle market in the U.S. during 2004. The increase from 2002 to 2003 is due to a 4,883 unit, or 9.3%, increase in same store used retail unit sales coupled with a 9,515 unit increase from net dealership acquisitions during the year.
Revenues
     Used vehicle retail sales revenue increased $313.8 million, or 18.3%, from 2003 to 2004 and increased $413.4 million, or 31.8%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $62.7 million, or 4.0%, increase in same store revenues coupled with a $251.1 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a $1,887, or 8.8%, increase in comparative average selling price per vehicle, which increased revenue by $139.9 million, partially offset by the 4.5% decrease in retail unit sales, which decreased revenue by $77.2 million. The increase from 2002 to 2003 is due to a $79.2 million, or 8.6%, increase in same store revenues coupled with a $334.2 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 9.3% increase in retail unit sales, which increased revenue by $85.4 million, offset by a $109, or 0.6%, decrease in comparative average selling price per unit, which decreased revenue by $6.2 million.
Gross Profit
     Retail gross profit from used vehicle sales increased $23.3 million, or 15.3%, from 2003 to 2004 and increased $26.7 million, or 21.2%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $9.9 million, or 6.9%, increase in same store gross profit coupled with a $13.4 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to a $230, or 11.9%, increase in average gross profit per used vehicle retailed, which increased gross profit by $17.0 million, offset by the 4.5% decrease in used retail unit sales, which decreased gross profit by $7.1 million. The increase from 2002 to 2003 is due to a $10.4 million, or 10.7%, increase in same store gross profit coupled with a $16.3 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to the 9.3% increase in used retail unit sales, which increased gross profit by $9.1 million, coupled with a $24, or 1.3%, increase in average gross profit per used vehicle retailed, which increased gross profit by $1.3 million.

Finance and Insurance Data

			2004 vs. 2003				2003 vs. 2002
	2004	2003	Change	% Change	2003	2002	Change	% Change
Total retail unit sales	251,678	235,406	16,272	6.9%	235,406	202,981	32,425	16.0%
Total same store retail unit sales	221,593	224,232	(2,639)	(1.2%)	182,998	172,817	10,181	5.9%

Finance and insurance revenue	$219.3	$190.2	$29.1	15.3%	$190.2	$154.2	$36.0	23.3%
Same store finance and insurance revenue	$197.2	$182.3	$14.9	8.2%	$153.4	$135.6	$17.8	13.1%

Finance and insurance revenue per unit	$871	$808	$63	7.8%	$808	$759	$49	6.5%
Same store finance and insurance revenue per unit	$890	$813	$77	9.5%	$838	$785	$53	6.8%
     Finance and insurance revenue increased $29.1 million, or 15.3%, from 2003 to 2004 and increased $36.0 million, or 23.3%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $14.9 million, or 8.2%, increase in same store revenues coupled with a $14.2 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a $77, or 9.5%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $17.2 million, partially offset by the 1.2% decrease in retail unit sales, which decreased revenue by $2.3 million. The $77 increase in finance and insurance revenue per unit was due in part to our Sirius Satellite Radio promotion agreement, which was new in 2004. The increase from 2002 to 2003 is due to a $17.8 million, or 13.1%, increase in same store revenues coupled with an $18.2 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 5.9% increase in retail unit sales, which increased revenue by $8.5 million coupled with a $53, or 6.8%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $9.3 million.
Service and Parts Data

			2004 vs. 2003				2003 vs. 2002
	2004	2003	Change	% Change	2003	2002	Change	% Change
Service and parts revenue	$963.6	$771.7	$191.9	24.9%	$771.7	$612.0	$159.7	26.1%
Same store service and parts revenue	$818.0	$726.2	$91.8	12.6%	$526.4	$481.0	$45.4	9.4%

Gross profit	$521.2	$413.1	$108.1	26.2%	$413.1	$323.7	$89.4	27.6%
Same store gross profit	$439.3	$388.3	$51.0	13.1%	$279.4	$252.1	$27.3	10.8%

Gross margin	54.1%	53.5%	0.6%	1.1%	53.5%	52.9%	0.6%	1.1%
Same store gross margin	53.7%	53.5%	0.2%	0.4%	53.1%	52.4%	0.7%	1.3%
Revenues
     Service and parts revenue increased $191.9 million, or 24.9%, from 2003 to 2004 and increased $159.7 million, or 26.1%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $91.8 million, or 12.6%, increase in same store revenues coupled with a $100.1 million increase from net dealership acquisitions during the year. The increase from 2002 to 2003 is due to a $45.4 million, or 9.4%, increase in same store revenues coupled with a $114.3 million increase from net dealership acquisitions during the year.
     We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships, enhancements of warranty programs offered by certain manufacturers, and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.
Gross Profit
     Service and parts gross profit increased $108.1 million, or 26.2%, from 2003 to 2004 and increased $89.4 million, or 27.6%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $51.0 million, or 13.1%, increase in same store gross profit coupled with a $57.1 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to the $91.8 million, or 12.6%, increase in revenues, which increased gross profit by $49.3, and a 0.4% increase in gross margin, which increased gross profit by $1.7 million. The increase from 2002 to 2003 is due to a $27.3 million, or 10.8%, increase in same store gross profit coupled with a $62.1 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to the $45.4 million, or 9.4%, increase in revenues, which increased gross profit by $24.1, and a 1.3% increase in gross margin, which increased gross profit by $3.2 million.
Selling, General and Administrative
     Selling, general and administrative “SG&A” expenses increased $181.9 million, or 20.2%, from 2003 to 2004 and increased $151.1 million, or 20.1%, from 2002 to 2003. The aggregate increase from 2003 to 2004 is primarily due to a $75.9 million, or 9.0%, increase in same store SG&A coupled with a $106.0 million increase from net dealership acquisitions during the year. The aggregate increase in SG&A from 2002 to 2003 is primarily due to a $32.5 million, or 5.4%, increase in same store SG&A, coupled with a $118.6 million increase from net dealership acquisitions during the year. The increase in same store SG&A expenses is due in large part to (1) increased variable selling expenses, including increases in variable compensation, as a result of the 8.6% and 8.2% increase in retail gross profit over the prior year in 2004 and 2003, respectively, (2) increased rent and related costs in both years due in part to our facility improvement and expansion program, and (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market. Such increases were offset in part in 2004 by a refund of U.K. consumption taxes and in 2003 by (1) reduced comparative legal and insurance expense and (2) the comparative effect of a $22.8 million charge for estimated employment contract costs recorded in 2002.
Depreciation and Amortization
     Depreciation and amortization increased $11.0 million, or 37.4%, from 2003 to 2004 and increased $9.8 million, or 49.7%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $9.0 million, or 31.7%, increase in same store depreciation and amortization coupled with a $2.0 million increase from net dealership acquisitions during the year. The same store increase is due in large part to our facility improvement and expansion program certain costs related to the relocation of certain U.K. franchises. The increase from 2002 to 2003 is due to a $7.1 million, or 46.2%, increase in same store depreciation and amortization coupled with a $2.7 million increase from net dealership acquisitions during the year. The same store increase is due in large part to our facility improvement and expansion program.
Floor Plan Interest Expense
     Floor plan interest expense increased $6.2 million, or 15.1%, from 2003 to 2004 and increased $8.8 million, or 27.3%, from 2002 to 2003. The increase from 2003 to 2004 is due to a $2.7 million, or 6.7%, increase in same store floor plan interest expense coupled with a $3.5 million increase from net dealership acquisitions during the year. The same store increase is primarily due to a net increase in our weighted average borrowing rate during 2004 compared to 2003, offset by a decrease in average floor plan notes outstanding. The increase from 2002 to 2003 is due to a $5.5 million, or 20.0%, increase in same store floor plan interest expense coupled with a $3.3 million increase from net dealership acquisitions during the year. The same store increase is primarily due to $6.0 million of incremental interest resulting from our March 2003 interest rate swap, pursuant to which a notional amount of $350.0 million of our floating rate floor plan debt was exchanged for a 3.15% fixed rate for a five year period, offset partially by a decrease in average floor plan notes outstanding during 2003 compared to 2002.
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
Income Taxes
     Income taxes increased $10.7 million, or 18.9%, from 2003 to 2004 and increased $16.1 million, or 40.0%, from 2002 to 2003. The increase in both years is due primarily to an increase in pre-tax income, offset by a reduction in our effective rate resulting primarily from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.
Liquidity and Capital Resources
     Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of December 31, 2004, we had working capital of $113.7 million, including $15.2 million of cash, available to fund the Company’s operations and capital commitments. In addition, we had $310.7 million and £67.2 million ($129.0 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, which are each discussed below.
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
Inventory Financing
     We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less.
     The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in prime or LIBOR borrowing rates. The weighted average interest rate on floor plan borrowings was 4.22%, 4.48% and 5.13% for the years ended December 31, 2004, 2003 and 2002, respectively. The Company receives non-refundable credits from certain of its vehicle manufacturers, which are treated as a reduction of cost of goods sold as vehicles are sold. Such credits amounted to $32.4 million, $30.0 million and $27.9 million during the years ended December 31, 2004, 2003 and 2002, respectively.
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
     The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2004, we were in compliance with all covenants under the U.S. Credit Agreement, and management believes the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.
     The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $254.8 million and $34.5 million, respectively.
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
     The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of

December 31, 2004, we were in compliance with all covenants under the U.K. Credit Agreement, and management believes that the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
     The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of December 31, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £8.8 million ($16.8 million).
Senior Subordinated Notes
     We have outstanding $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “Notes”). The Notes are unsecured senior subordinated notes and rank behind all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the Notes at our option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of Notes will be able to require us to repurchase all or some of the Notes at a redemption price of 101% of the principal amount of the Notes. The Notes also contain customary negative covenants and events of default. As of December 31, 2004, we were in compliance with all negative covenants and there were no events of default.
Interest Rate Swaps
     We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of December 31, 2004, we expect approximately $4.0 million of interest associated with the swap to be reclassified as a charge to income over the next twelve months.
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
Cash Flows
     We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Historically, we reported all cash flows arising in connection with changes in floor plan notes payable as an operating activity. We have restated and reclassified floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable non-trade, and have reclassified related cash flows as a financing activity to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” As a result, the Consolidated Statement of Cash Flows has been restated, resulting in a $59.9 million increase in cash flows from continuing operating activities and a corresponding decrease in cash flows from continuing financing activities for the year ended December 31, 2004, and a $150.7 million and $48.0 million decrease in cash flows from continuing operating activities and a corresponding increase in cash flows from continuing financing activities for the year ended December 31, 2003 and 2002, respectively.
     Cash and cash equivalents increased by $1.3 million, $3.6 million and $6.4 million during the years ended December 31, 2004, 2003 and 2002. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
     Cash provided by operating activities was $247.4 million, $24.3 million and $39.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.

     We believe that changes in aggregate floor plan liabilities are directly linked to changes in vehicle inventory and therefore, are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided below a reconciliation of cash flow from operating activities as reported in our Consolidated Statement of Cash Flows as if all changes in vehicle floor plan were classified as an operating activity.

	Year Ended December 31,
	2004	2003	2002
Net cash from continuing operating activities as reported	$247,447	$24,264	$39,335
Floor plan notes payable — non-trade as reported	(59,901)	150,705	47,967

Net cash from continuing operating activities including all floor plan notes payable	$187,546	$174,969	$87,302

Cash Flows from Continuing Investing Activities
     Cash used in investing activities was $237.4 million, $178.2 million and $291.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $231.8 million, $198.2 million and $183.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $149.1 million, $133.4 million and $85.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash used in business acquisitions, net of cash acquired, was $168.2 million, $113.4 million and $193.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from investing activities include $13.6 million of proceeds received from the sale of an investment during the year ended December 31, 2004.
Cash Flows from Continuing Financing Activities
     Cash used in financing activities was $27.2 million during the year ended December 31, 2004, and cash provided by financing activities was $130.9 million and $237.5 million during the years ended December 31, 2003 and 2002, respectively. Cash flows from financing activities include borrowings and repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net repayments of long-term debt of $74.3 million and $25.6 million during the years ended December 31, 2004 and 2003, respectively. We had net borrowings of long-term debt of $78.3 million during the year ended December 31, 2002. We had net repayments of floor plan notes payable non-trade of $59.9 million during the year ended December 31, 2004 and net borrowings of floor plan notes payable non-trade of $150.7 million and $48.0 million during the years ended December 31, 2003 and 2002, respectively. During the years ended December 31, 2004, 2003 and 2002 we received proceeds of $125.4 million, $9.9 million and $135.3 million, respectively from the issuance of common stock. During the years ended December 31, 2004 and 2003, we paid $18.4 million and $4.1 million, respectively, of cash dividends to our stockholders. During the year ended December 31, 2002, we repurchased $16.0 million of our common stock and we paid $8.1 million of financing costs.
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

	Payments due in
	Total	2005	2006	2007	2008	2009	Thereafter
				(in millions)
Floorplan Notes Payable (including non-trade) (A)	$1,197.5	$1,197.5	$—	$—	$—	$—	$—
U.S. Credit Agreement(B)	$254.8	$—	$—	$254.8	$—	$—	$—
U.K. Credit Agreement(B)	$16.8	$—	$—	$16.8	$—	$—	$—
9.625% Senior Subordinated Notes	$300.0	$—	$—	$—	$—	$—	$300.0
Other Debt	$14.7	$11.4	$2.0	$0.5	$0.2	$0.2	$0.4
Scheduled interest payments (C)	$232.2	$29.8	$29.0	$28.9	$28.9	$28.9	$86.7
Operating Lease Commitments	$1,520.4	$123.3	$119.9	$115.8	$112.8	$109.4	$939.2
Deferred Acquisition Payments	$24.5	$24.5	$—	$—	$—	$—	$—
Employment Contract Termination Costs	$8.4	$8.4	$—	$—	$—	$—	$—

	$3,569.3	$1,394.9	$150.9	$416.8	$141.9	$138.5	$1,326.3

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements.

(B)	Commitments under letters of credit expire concurrently with the expiration of our credit agreements.

(C)	Estimates of future variable rate interest payments are excluded.
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

Mitsui Transaction
     On March 26, 2004, we sold an aggregate of 4,050,000 shares of common stock to Mitsui for $119,435. Proceeds from the sale were used for general corporate purposes, which included reducing outstanding indebtedness under our credit agreements.
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
Joint Venture Relationships
     From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we acquire dealerships together with other investors. We may also provide these subsidiaries with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2004 our joint venture relationships are as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.90	%(A)
Edison, New Jersey	Ferrari	70.00%
Tysons Corner, Virginia	Mercedes-Benz, Maybach, Audi,	90.00	%(B)
	Porsche, Aston Martin,
Mentor, Ohio	Honda	70.00%
Munich, Germany	BMW	50.00%
Frankfurt, Germany	Lexus, Toyota	50.00%
Mexico	Toyota	48.70%
Mexico	Toyota	45.00%

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
Forward Looking Statements
     This annual report on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over defined LIBOR. Based on the amount outstanding as of December 31, 2004, a 100 basis point change in interest rates would result in an approximate $2.7 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments, a 100 basis point change in interest rates would result in an approximate $9.0 million change to our annual interest expense.
     Interest rate fluctuations affect the fair market value of our fixed rate debt, including the Notes and certain seller financed promissory notes, but, with respect to such fixed rate instruments, do not impact our earnings or cash flows.
     Foreign Currency Exchange Rates. As of December 31, 2004, we have invested in franchised dealership operations in the U.K., Germany, and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $263.3 million change to our revenues for the year ended December 31, 2004.
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
Item 9A. Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the fourth quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2004. In addition, we maintain internal controls designed to provide us with the information it requires for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we have considered the restatement of our Consolidated Balance Sheets and Consolidated Statements of Cash Flows to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting. The information set forth in “Management’s Report on Internal Control Over Financial Reporting” following the index to the Financial Statements is incorporated herein by reference.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (1) Financial Statements
     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K/A.
     (2) Financial Statement Schedules — Schedule II — Valuation and Qualifying Accounts.
     (3) Exhibits — See the Index of Exhibits following this item.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 23, 2006.
United Auto Group, Inc.

By:	/s/ Roger S. Penske

Roger S. Penske
Chairman of the Board and
Chief Executive Officer
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
	Chairman of the Board and	January 23, 2006
/s/ Roger S. Penske	Chief Executive Officer
Roger S. Penske	(Principal Executive Officer)

/s/ James R. Davidson	Executive Vice President — Finance	January 23, 2006
James R. Davidson	(Principal Financial Officer) (Principal Accounting Officer)

/s/ John Barr
John Barr	Director	January 23, 2006

/s/ Michael R. Eisenson
Michael R. Eisenson	Director	January 23, 2006

/s/ James A. Hislop
James A. Hislop	Director	January 23, 2006

/s/ Hiroshi Ishikawa
Hiroshi Ishikawa	Director	January 23, 2006

/s/ William J. Lovejoy
William J. Lovejoy	Director	January 23, 2006

/s/ Kimberly J. McWaters
Kimberly J. McWaters	Director	January 23, 2006

/s/ Eustace W. Mita
Eustace W. Mita	Director	January 23, 2006

/s/ Lucio A. Noto
Lucio A. Noto	Director	January 23, 2006

/s/ Richard J. Peters
Richard J. Peters	Director	January 23, 2006

/s/ Ronald G. Steinhart
Ronald G. Steinhart	Director	January 23, 2006

/s/ H. Brian Thompson
H. Brian Thompson	Director	January 23, 2006

INDEX OF EXHIBITS
Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 10-Q filed on August 9, 2004).

3.2	Bylaws (incorporated by reference to exhibit 3.4 to our Form 10-Q filed on August 9, 2004).

4.1.1	Indenture dated as of March 18, 2002 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank One Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.3 to our registration statement on Form S-4, registration no. 333-87452, filed May 2, 2002).

4.1.2	First Supplemental Indenture dated as of December 19, 2003 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee (incorporated by reference to our 2003 Form 10-K filed March 15, 2004).

4.1.3	Second Supplemental Indenture dated as of July 12, 2004 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee (incorporated by reference to our originally filed Form 10-K filed March 14, 2005).

4.1.4	Third Supplemental Indenture dated as of January 5, 2005 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee (incorporated by reference to our originally filed Form 10-K filed March 14, 2005).

4.2	Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Services North America, LLC and Toyota Motor Credit Corporation (incorporated by reference to our September 8, 2004 Form 8-K).

4.3	Seconded Amended and Restated Security Agreement dated as of September 8, 2004 among United Auto Group, Inc., DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).

4.4.1	Credit Agreement dated February 28, 2003 between Sytner Group Limited and The Royal Bank of Scotland plc, as agent for National Westminster Bank plc (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).

4.4.2	Supplemental Agreement dated March 30, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited (incorporated by reference to our form 10-Q filed August 9, 2004).

4.4.3	Supplemental Agreement dated May 25, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited (incorporated by reference to our form 10-Q filed August 9, 2004).

10.1	Form of Dealer Agreement with Infiniti Division of Nissan North America, Inc. (incorporated by reference to exhibit 10.2.1 to our 2001 Form 10-K).

10.2	Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company (incorporated by reference to exhibit 10.2.2 to our 2001 Form 10-K).

10.3	Form of Dealer Agreement With Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).

10.4	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).

10.5	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K)

10.6	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).

10.7	Form of Dealer Agreement with Toyota Motor Company (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).

10.8	Form of Dealer Agreement with General Motors Corporation (incorporated by reference to exhibit 10.2.8 to our 2001 Form 10-K).

10.9	Form of Dealer Agreement with Nissan North America, Inc. (incorporated by reference to exhibit 10.2.9 to our 2001 Form 10-K).

10.10	Form of Sales and Service Agreement with Chrysler Corporation (incorporated by reference to exhibit 10.2.10 to our 2001 Form 10-K).

10.11	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).

10.12	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).

10.13	Form of Mercedes Benz USA, LLC Maybach Passenger Car Dealer Agreement (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2003).

10.14	Form of Sales and Service Agreement with Ford Motor Company (incorporated by reference to exhibit 10.2.13 to our 2001 Form 10-K).

10.15	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit 10.2.14 to our 2001 Form 10-K).

10.16	Form of Dealer Agreement with Acura Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).

10.17	Form of Sales and Service Agreement with Porsche Cars North America (incorporated by reference to exhibit 10.2.16 to our 2001 Form 10-K).

10.18	Form of Dealer Agreement with Land Rover North America, Inc. (incorporated by reference to exhibit 10.2.17 to our 2001 Form 10-K).

*10.19	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo (incorporated by reference to our originally filed Form 10-K on March 14, 2005).

*10.20	Letter Agreement dated August 2, 2000 amending the Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo (incorporated by reference to our originally filed Form 10-K on March 14, 2005).

*10.21	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske (incorporated by reference to exhibit 10.3 to our Form 8-K filed August 13, 1999).

*10.22	Quarterly Bonus Criteria for James R. Davidson (incorporated by reference to our originally filed Form 10-K on March 14, 2005).

*10.23	United Auto Group, Inc. Amended and Restated Stock Option Plan dated as of December 10, 2003. (incorporated by reference to our 2003 10-K filed March 15, 2004).

*10.24	Amended and Restated United Auto Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to our 2003 10-K filed March 15, 2004).

*10.25	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).

*10.26	Amended and Restated United Auto Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to our 10-Q filed August 9, 2004).

*10.27	United Auto Group, Inc. Management Incentive Plan (effective July 1, 2003) (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.28	Limited Liability Company Agreement of UAG Mentor Acquisition, LLC dated July 1, 2003 between us and YAG Acquisition, LLC dated July 1, 2003 between us and YAG Mentor Investors, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.29.1	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.29.2	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2003.

10.29.3	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).

10.30	CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement (incorporated by reference to exhibit 10.24 to our Form 10-Q for the quarter ended June 30, 2000).

10.31	Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc. and CarsDirect.com, Inc. (incorporated by reference to exhibit 10.25 to our Form 10-Q for the quarter ended June 30, 2000).

10.32	Registration Rights Agreement dated May 3, 1999 by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C. (incorporated by reference to exhibit 10.20.7 to our Form 8-K filed on May 10, 1999).

10.33	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K for the year ended December 31, 2000).

10.34	Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).

10.35	Letter Agreement among Penske Corporation, Penske Capital Partners, L.L.C., Penske Automotive Holdings Corp., International Motor Cars Group I, L.L.C., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated April 4, 2003 (incorporated by reference to exhibit 5 to the Schedule 13D filed by Mitsui on April 10, 2003).

10.36	Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and United Auto Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).

10.37	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr. (incorporated by reference to exhibit 10.28.1 to registration statement no. 333-82264 filed February 6, 2002).

10.38	Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA (incorporated by reference to exhibit 10.29 to our Form 10-Q for the quarter ended June 30, 2001).

10.39	Stockholders Agreement among International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Automotive Holdings Corp., Penske Corporation and Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.1 to our March 26, 2004 Form 8-K).

21	Subsidiary List (incorporated by reference to our originally filed Form 10-K on March 14, 2005).

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG Audit Plc.

31.1	Rule 13a-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certifications.

99.1	Risk Factors relating to United Auto Group (incorporated by reference to our originally filed Form 10-K on March 14, 2005).

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
     The Company’s independent auditors that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-4.
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
     The Company’s independent auditors that audited the consolidated financial statements of UAG UK Holdings Limited have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-6.
UAG UK Holdings Limited
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of United Auto Group, Inc.
Bloomfield Hills, Michigan
     We have audited the accompanying consolidated balance sheets of United Auto Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of UAG UK Holdings Limited (a consolidated subsidiary) for the years ended December 31, 2004, 2003 and 2002, which statements reflect total assets constituting 22% of the Company’s consolidated total assets as of December 31, 2004 and 2003, and total revenues constituting 27%, 22% and 17% of the Company’s consolidated total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited as of December 31, 2004 and 2003, and the years ended December 31, 2004, 2003 and 2002 is based solely on the report of such other auditors.
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
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for cash consideration received from a vendor in 2003 to conform to Emerging Issues Task Force Issue No. 02-16. Also as discussed in Note 1, certain amounts in the accompanying consolidated financial statements have been restated.
/s/ Deloitte & Touche LLP
New York, New York
March 14, 2005 (January 23, 2006 as to the effects of the restatement and discontinued operations discussed in Note 1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
United Auto Group, Inc.
Bloomfield Hills, Michigan
     We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Auto Group, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of UAG UK Holdings Limited, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 22 and 27% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. The effectiveness of UAG UK Holdings Limited’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinions, insofar as they relate to the effectiveness of UAG UK Holdings Limited’s internal control over financial reporting, are based solely on the report of the other auditors.
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
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004. Our report dated March 14, 2005 (January 23, 2006 as to the effects of the restatement and discontinued operations discussed in Note 1) expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to certain amounts in the accompanying Consolidated Financial Statements which have been restated based on our audit and the report of other auditors.
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
      As discussed in Note 1 of the consolidated financial statements, the Company has restated the balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2004. The balance sheet restatement separates floor plan notes payable into trade and non-trade components. The cash flows restatement accounts for the non-trade component of floor plan notes payable as a financing activity where it had previously been shown as an operating activity.
     /s/ KPMG Audit Plc
Birmingham, United Kingdom
March 14, 2005, except as to the restatement discussed in Note 1, which is as of January 23, 2006

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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005, except as to the restatement discussed in Note 1, which is as of January 23, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG Audit Plc
Birmingham, United Kingdom
March 14, 2005

UNITED AUTO GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Restated)*	(Restated)*
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$15,187	$13,901
Accounts receivable, net	356,625	323,376
Inventories, net	1,252,358	1,086,383
Other current assets	44,315	42,868
Assets of discontinued operations	148,921	172,737

Total current assets	1,817,406	1,639,265
Property and equipment, net	406,783	358,516
Goodwill	1,038,647	963,967
Franchise value	183,084	93,720
Other assets	86,881	88,730

Total Assets	$3,532,801	$3,144,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$876,758	$670,519
Floor plan notes payable — non-trade	320,782	380,681
Accounts payable	213,851	162,081
Accrued expenses	188,381	181,026
Current portion of long-term debt	11,367	8,540
Liabilities of discontinued operations	92,553	102,314

Total current liabilities	1,703,692	1,505,161
Long-term debt	574,970	643,145
Other long-term liabilities	179,104	167,480

Total liabilities	2,457,766	2,315,786

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 48,636 shares issued, including 2,153 treasury shares, at December 31, 2004; 43,875 shares issued, including 2,153 treasury shares, at December 31, 2003	5	4
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	716,273	582,104
Retained earnings	305,881	212,605
Unearned compensation	(4,587)	(2,616)
Accumulated other comprehensive income	57,463	36,315

Total stockholders’ equity	1,075,035	828,412

Total Liabilities and Stockholders’ Equity	$3,532,801	$3,144,198

*	See Note 1
See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Revenue:
New vehicle	$5,416,258	$4,722,614	$3,948,901
Used vehicle	2,028,598	1,714,842	1,301,404
Finance and insurance, net	219,262	190,166	154,153
Service and parts	963,597	771,662	611,913
Fleet and wholesale	757,026	569,325	483,205

Total revenues	9,384,741	7,968,609	6,499,576

Cost of sales:
New vehicle	4,950,855	4,322,909	3,609,654
Used vehicle	1,852,666	1,562,271	1,175,503
Service and parts	442,432	358,571	288,216
Fleet and wholesale	756,776	568,112	486,367

Total cost of sales	8,002,729	6,811,863	5,559,740

Gross profit	1,382,012	1,156,746	939,836
Selling, general and administrative expenses	1,082,558	900,650	749,636
Depreciation and amortization	40,350	29,369	19,616

Operating income	259,104	226,727	170,584
Floor plan interest expense	(47,267)	(41,071)	(32,251)
Other interest expense	(42,973)	(42,835)	(38,284)
Other income	11,469	—	—

Income from continuing operations before minority interests, income taxes and cumulative effect of accounting change	180,333	142,821	100,049
Minority interests	(2,047)	(2,272)	(1,996)
Income taxes	(67,078)	(56,421)	(40,293)

Income from continuing operations before cumulative effect of accounting change	111,208	84,128	57,760

Income from discontinued operations, net of tax	479	1,859	4,481

Income before cumulative effect of accounting change, net of tax	$111,687	$85,987	$62,241
Cumulative effect of accounting change, net of tax	—	(3,058)	—

Net income	$111,687	$82,929	$62,241
Preferred dividends	—	—	(6,293)

Income available to common stockholders	$111,687	$82,929	$55,948

Basic earnings per share:
Continuing operations	$2.47	$2.06	$1.38
Discontinued operations	0.01	0.05	0.12
Cumulative effect of accounting change	—	(0.07)	—
Net income	2.48	2.03	1.50

Shares used in determining basic earnings per share	44,960	40,826	37,245

Diluted earnings per share:
Continuing operations	$2.44	$2.03	$1.40
Discontinued operations	0.01	0.04	0.11
Cumulative effect of accounting change	—	(0.07)	—
Net income	2.45	2.00	1.51

Shares used in determining diluted earnings per share	45,613	41,434	41,161
See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Class A		Class B		Voting and
	Convertible		Convertible		Non-voting
	Preferred Stock		Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Issued		Issued		Issued		Paid-in	Retained	Unearned	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Equity	Income (Loss)
	(Dollars in thousands)
Balances, December 31, 2001	8,794	—	649	—	23,540,231	2	445,311	78,750	—	(8,380)	515,683	36,365

Issuance of common stock	(1,913)	—	—	—	9,936,812	1	124,184	—	—	—	124,185	—
Exercise of options	—	—	—	—	441,407	—	7,682	—	—	—	7,682	—
Repurchase of common stock	—	—	—	—	(1,009,463)	—	(16,000)	—	—	—	(16,000)	—
Payment in kind dividends	152	—	3	—	—	—	4,267	(4,267)	—	—	—	—
Conversion of preferred stock to common stock	(7,033)	—	(652)	—	7,688,823	1	(835)	—	—	—	(834)	—
Payment of preferred stock dividends	—	—	—	—	—	—	—	(2,930)	—	—	(2,930)	—
Fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	(3,815)	(3,815)	(3,815)
Foreign currency translation	—	—	—	—	—	—	—	—	—	18,230	18,230	18,230
Net income	—	—	—	—	—	—	—	62,241	—	—	62,241	62,241

Balances, December 31, 2002	—	—	—	—	40,597,810	4	564,609	133,794	—	6,035	704,442	76,656

Issuance of restricted stock	—	—	—	—	324,195	—	4,111	—	(2,616)	—	1,495	—
Exercise of options	—	—	—	—	800,163	—	13,384	—	—	—	13,384	—
Unrealized appreciation of investment, net of tax	—	—	—	—	—	—	—	—	—	5,718	5,718	5,718
Dividends	—	—	—	—	—	—	—	(4,118)	—	—	(4,118)	—
Fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	3,552	3,552	3,552
Foreign currency translation	—	—	—	—	—	—	—	—	—	21,010	21,010	21,010
Net income	—	—	—	—	—	—	—	82,929	—	—	82,929	82,929

Balances, December 31, 2003	—	—	—	—	41,722,168	$4	$582,104	$212,605	$(2,616)	$36,315	$828,412	$113,209

Sale of common stock	—	—	—	—	4,050,000	1	119,435	—	—	—	119,436	—
Issuance of restricted stock	—	—	—	—	152,566	—	4,798	—	(1,971)	—	2,827	—
Exercise of options	—	—	—	—	557,870	—	9,936	—	—	—	9,936	—
Unrealized appreciation of investment, net of tax	—	—	—	—	—	—	—	—	—	(5,718)	(5,718)	(5,718)
Dividends	—	—	—	—	—	—	—	(18,411)	—	—	(18,411)	—
Fair value of interest rate swap agreements	—	—	—	—	—	—	—	—	—	582	582	582
Foreign currency translation	—	—	—	—	—	—	—	—	—	26,284	26,284	26,284
Net income	—	—	—	—	—	—	—	111,687	—	—	111,687	111,687

Balances, December 31, 2004	—	—	—	—	46,482,604	5	$716,273	$305,881	$(4,587)	$57,463	$1,075,035	$132,835

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Restated)*	(Restated)*	(Restated)*
	(In thousands)
Operating Activities:
Net income	111,687	82,929	62,241
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	40,350	29,369	19,616
Amortization of unearned compensation	2,828	1,495	—
Undistributed (earnings) loss of equity method investments	(1,720)	(352)	410
Income from discontinued operations, net of tax	(479)	(1,859)	(4,481)
Gain on sale of investment	(11,469)	—	—
Deferred income taxes	27,368	26,614	12,878
Long-term contract settlement	—	—	22,839
Cumulative effect of accounting change	—	3,058	—
Minority interests	2,047	2,272	1,996
Changes in operating assets and liabilities:
Accounts receivable	(22,571)	(46,099)	(23,229)
Inventories	(91,813)	(222,339)	(161,226)
Floor plan notes payable	163,012	86,876	108,853
Accounts payable and accrued expenses	49,311	62,552	(26,642)
Other	(21,104)	(252)	26,080

Net cash from continuing operating activities	247,447	24,264	39,335

Investing Activities:
Purchase of equipment and improvements	(231,824)	(198,235)	(183,295)
Proceeds from sale-leaseback transactions	149,076	133,373	85,500
Dealership acquisitions, net	(168,184)	(113,356)	(193,525)
Proceeds from sale of investment	13,566	—	—

Net cash from continuing investing activities	(237,366)	(178,218)	(291,320)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	303,800	261,500	384,800
Repayments under U.S. Credit Agreement	(361,000)	(292,800)	(583,000)
Net borrowings (repayments) of other long-term debt	(17,097)	5,700	(23,538)
Proceeds from borrowings of Senior Subordinated Notes	—	—	300,000
Net borrowings (repayments) of floor plan notes payable — non-trade	(59,901)	150,705	47,967
Proceeds from issuance of common stock	125,433	9,907	135,295
Deferred financing costs	—	—	(8,065)
Repurchase of common stock	—	—	(16,000)
Dividends	(18,411)	(4,118)	—

Net cash from continuing financing activities	(27,176)	130,894	237,459

Discontinued operations:
Net cash from discontinued operating activities	16,500	10,709	2,700
Net cash from discontinued investing activities	3,791	20,414	22,137
Net cash from discontinued financing activities	(1,910)	(4,421)	(3,864)

Net cash from discontinued operations	18,381	26,702	20,973

Net increase in cash and cash equivalents	1,286	3,642	6,447
Cash and cash equivalents, beginning of period	13,901	10,259	3,812

Cash and cash equivalents, end of period	$15,187	$13,901	$10,259

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$90,012	$84,518	$61,846
Income taxes	19,398	17,703	18,049
Seller financed debt	5,790	—	22,448

*	See Note 1
See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
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
Basis of Presentation
     The consolidated financial statements include all majority-owned subsidiaries. Investments in affiliated companies, typically representing an ownership interest in the voting stock of the affiliate of between 20% and 50%, are stated at cost of acquisition plus the Company’s equity in undistributed net income since acquisition. Investments representing less than a 20% ownership interest in the voting stock of a company are stated at cost. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been reclassified for entities which became discontinued operations during the nine months ended September 30, 2005.
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
Balance Sheet and Cash Flows
     Subsequent to the issuance of the Company’s December 31, 2004 financial statements, the Company’s management determined that certain information in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated and reclassified for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been reclassified as floor plan notes payable – non-trade on the Consolidated Balance Sheets, and related cash flows have been reclassified from operating activities to financing activities on the Consolidated Statement of Cash Flows. Consistent with industry practice, the Company previously reported all cash flow information relating to floor plan notes payable as operating cash flows. In addition, the Company has made certain additional changes relating to cash flows from discontinued operations and activity under the U.S. Credit Agreement to conform to the presentation in its September 30, 2005 financial statements. A summary of the significant effects of the restatement are as follows:

	December 31,	December 31,
	2004	2003
Floor Plan notes payable as previously reported	$1,266,656	$1,114,766
Discontinued operations	(69,116)	(63,566)
Reclassification of floor plan notes payable — non-trade	(320,782)	(380,681)

Reported floor plan notes payable	$876,758	$670,519

Floor Plan notes payable — non-trade as previously reported	$—	$—
Reclassification of floor plan notes payable — non-trade	320,782	380,681

Reported floor plan notes payable — non-trade	$320,782	$380,681

	Year Ended December 31,
	2004	2003	2002
Net cash from continuing operating activities as previously reported	$191,769	$178,126	$83,960
Discontinued operations	(4,223)	(3,157)	3,342
Reclassification of floor plan notes payable — non-trade	59,901	(150,705)	(47,967)

Reported net cash from continuing operating activities	$247,447	$24,264	$39,335

Net cash from continuing financing activities as previously reported	$32,725	$(19,819)	$189,483
Discontinued operations	—	8	9
Reclassification of floor plan notes payable — non-trade	(59,901)	150,705	47,967

Reported net cash from continuing financing activities	$(27,176)	$130,894	$237,459

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
Contracts in Transit
     Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. Further, the finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, contracts in transit represent amounts due from the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s Consolidated Balance Sheets, amounted to $144,740 and $139,853 as of December 31, 2004 and 2003, respectively.
Inventory Valuation
     Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts, accessories and other inventories are based on factory list prices.
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
Income Taxes
     Tax regulations may require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses which are not deductible on the tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax effect in its financial statements. Deferred tax liabilities generally represent expenses recognized in the Company’s financial statements for which payment has been deferred or deductions taken on the tax return which have not yet been recognized as expense in the Company’s financial statements. The Company establishes valuation allowances for deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.
Intangible Assets
     The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. The Company believes the franchise value of its dealerships have an indefinite life based on the following facts:
•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost;

•	The Company’s history shows that manufacturers have not terminated franchise agreements.
     Following is a summary of the changes in the carrying amount of goodwill and franchise value for the year ended December 31, 2004:

		Franchise
	Goodwill	Value
Balance — January 1, 2004	$963,967	$93,720
Additions during period	58,938	83,546
Foreign currency translation	15,742	5,818

Balance — December 31, 2004	$1,038,647	$183,084

     As of December 31, 2004 and 2003, approximately $587,166 and $515,525, respectively, of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.
Impairment Testing
     Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of an estimate of its fair value with its carrying value. If the carrying value of a franchise exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The Company also evaluates the remaining useful lives of franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed at the “reporting unit” level. If the carrying amount of the goodwill attributable to a reporting unit is determined to exceed its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the goodwill attributable to reporting units is determined using a discounted cash flow approach, which includes assumptions regarding revenue and profitability growth, residual values and the cost of capital. If future events and circumstances cause significant changes in the underlying assumptions which result in a reduction of estimates of fair value, the Company may incur an impairment charge.
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
Advertising
     Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred total advertising costs of $77,768, $69,031 and $54,802 during the years ended December 31, 2004, 2003 and 2002, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of selling, general and administrative expense, were $10,762, $10,164 and $10,230 during the years ended December 31, 2004, 2003 and 2002, respectively.
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

	Year Ended December 31,
	2004	2003	2002
Net income (1)	$111,687	$82,929	$62,241
Fair value method compensation expense attributable to stock-based compensation, net of tax	1,232	1,591	2,300

Pro forma net income	$110,455	$81,338	$59,941

Basic earnings per share	$2.48	$2.03	$1.50

Pro forma basic earnings per share	$2.46	$1.99	$1.44

Diluted earnings per share	$2.45	$2.00	$1.51

Pro forma diluted earnings per share	$2.42	$1.96	$1.46

Weighted average fair value of options granted	$5.67	$12.95	$11.11
Expected dividend yield	1.6%	0%	0%
Risk free interest rates	3.50%	4.00%	4.00%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	24.00%	61.00%	60.80%

(1)	Includes approximately $1,767 and $904 of compensation expense, net of tax, related to restricted stock grants, for the years ended December 31, 2004 and 2003, respectively.
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

	December 31,
	2004	2003
Revenues	$9,804,108	$8,858,260
Income from continuing operations	116,160	91,093
Net income	116,639	89,894
Net income per diluted common share	$2.56	$2.17
     In July 2001, the Company invested in the Tulsa Auto Collection, a group of dealerships owned indirectly by Ford Motor Company, in Tulsa, Oklahoma, which consists of dealerships representing the Ford, Jaguar and Mazda brands. In January 2005, the Company acquired the remaining interest in these dealerships for approximately $24,450.
4. Discontinued Operations
     The Company periodically enters into transactions to sell or otherwise dispose of certain dealerships, resulting in accounting for such dealerships as discontinued operations Combined financial information regarding dealerships accounted for as discontinued operations follows:

	Year Ended December 31,
	2004	2003	2002
Revenues	$626,029	$749,881	$1,076,919
Pre-tax loss	(2,033)	(1,090)	180
Gain on disposal	2,795	4,163	7,326

	December 31,	December 31,
	2004	2003
Inventories	$84,780	$97,485
Other assets	64,141	75,252

Total Assets	$148,921	$172,737

Floor plan notes payable	$78,178	$87,276
Other liabilities	14,375	15,038

Total Liabilities	$92,553	$102,314

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
5. Inventories
     Inventories consisted of the following:

	December 31,	December 31,
	2004	2003
New vehicles	$956,131	$832,821
Used vehicles	236,929	204,796
Parts, accessories and other	59,298	48,766

Total net inventories	$1,252,358	$1,086,383

     The Company receives non-refundable credits from certain of its vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $32,409, $29,993 and $27,873 during the years ended December 31, 2004, 2003 and 2002, respectively.
6. Property and Equipment
     Property and equipment consisted of the following:

	December 31,
	2004	2003
Buildings and leasehold improvements	$314,615	$280,503
Furniture, fixtures and equipment	192,881	148,247

Total	507,496	428,750
Less: Accumulated depreciation and amortization	100,713	70,234

Property and equipment, net	$406,783	$358,516

     As of December 31, 2004 and 2003, approximately $708 and $694, respectively, of capitalized interest is included in buildings and leasehold improvements and is being amortized over the useful life of the related assets.
7. Floor Plan Notes Payable – Trade and Non-trade
     The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan notes payable with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to make loan principal repayments prior to the sale of the vehicles financed. The Company typically makes monthly interest payments on the amount financed. In the U.K., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less.
     The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in prime or LIBOR borrowing rates. The weighted average interest rate on floor plan borrowings was 4.22%, 4.48% and 5.13% for the years ended December 31, 2004, 2003 and 2002, respectively. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles as Floor Plan Notes Payable – Non Trade on its Consolidated Balance Sheets.
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
     The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2004, the Company was in compliance with all covenants under the U.S. Credit Agreement, and management believes the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.
     The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2004, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $254,800 and $34,520, respectively.
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

     The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2004, the Company was in compliance with all covenants under the U.K. Credit Agreement, and management believes that the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
     The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of December 31, 2004, outstanding borrowings under the U.K. Credit Agreement amounted to approximately £8,776 ($16,836).

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
9. Interest Rate Swaps
     The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of December 31, 2004, the Company expects approximately $3,950 of interest associated with the swap to be reclassified as a charge to income over the next twelve months.
10. Commitments and Contingent Liabilities
     From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of December 31, 2004, the Company is not party to any legal proceedings, including class action lawsuits to which it is a party, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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
     Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2004 are as follows:

2005	$121,129
2006	117,697
2007	113,678
2008	111,015
2009	107,771
2010 and thereafter	934,009

$1,505,299

     Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $94,206, $76,186 and $56,328, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. Of the total rental payments, $10,739, $11,384 and $19,124, respectively, were made to related parties during 2004, 2003, and 2002, respectively (See Note 11).
     As of December 31, 2004, the Company has available unused letters of credit of approximately $15,500 under its U.S. Credit Agreement.
11. Related Party Transactions
     The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC (“AGR”), a wholly-owned subsidiary of Penske Corporation. During the years ended December 31 2004, 2003 and 2002, the Company paid $5,590, $5,884 and $10,228, respectively, to AGR under these lease agreements. In addition, during the years ended December 31 2004, 2003 and 2002 the Company sold AGR real property and improvements for $30,800, $19,300 and $50,000, respectively, which were subsequently leased by AGR to the Company. There were no gains or losses associated with such sales. The sale of each parcel of property was valued at a price which was either independently confirmed by a third party appraiser or at the price for which the Company purchased the property from an independent third party. In addition, the Company sometimes pays and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business including the transactions with AGR, and reimbursements for payments made to third parties by Penske Corporation on the Company’s behalf. Payments made relating to services rendered reflect the provider’s cost or an amount mutually agreed upon by both parties, which the Company believes represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
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

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.90	%(A)
Edison, New Jersey	Ferrari	70.00%
Tysons Corner, Virginia	Mercedes-Benz, Maybach, Audi, Porsche, Aston Martin,	90.00	%(B)
Mentor, Ohio	Honda	70.00%
Munich, Germany	BMW	50.00%
Frankfurt, Germany	Lexus, Toyota	50.00%
Mexico	Toyota	48.70%
Mexico	Toyota	45.00%

(A)	An entity controlled by one of the Company’s directors, Lucio A. Noto (the “Investor”), owns a 7.1% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.
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

13. Stockholders’ Equity
Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized
			Gain (Loss)	Accumulated
		Unrealized	on Derivative	Other
	Currency	Appreciation	Financial	Comprehensive
	Translation	of Investment	Instruments	Income (Loss)
Balance at December 31, 2001	$(1,175)	$—	$(7,205)	$(8,380)
Change	$18,230		$(3,815)	$14,415

Balance at December 31, 2002	$17,055	$—	$(11,020)	$6,035
Change	$21,010	$5,718	$3,552	$30,280

Balance at December 31, 2003	$38,065	$5,718	$(7,468)	$36,315
Change	$26,284	$(5,718)	$582	$21,148

Balance at December 31, 2004	$64,349	$—	$(6,886)	$57,463

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
14. Income Taxes
     The income tax provision relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$18,362	$14,399	$17,230
State and local	4,651	5,383	4,920
Foreign	16,697	10,025	5,265

Total current	39,710	29,807	27,415

Deferred:
Federal	19,988	20,203	9,406
State and local	4,049	3,930	1,643
Foreign	3,331	2,481	1,829

Total deferred	27,368	26,614	12,878

Income tax provision relating to continuing Operations	$67,078	$56,421	$40,293

     The income tax provision relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2004	2003	2002
Income tax provision at the federal statutory rate of 35%	$63,163	$50,002	$34,992
State and local income taxes, net of federal benefit	5,620	6,083	4,515
Other	(1,705)	336	786

Income tax provision relating to continuing operations	$67,078	$56,421	$40,293

     The components of deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	2004	2003
Deferred Tax Assets
Accrued liabilities	$25,760	$30,599
Interest rate swaps	8,560	8,930
Net operating loss carryforwards	3,524	2,494
Other	218	574

Total deferred tax assets	38,062	42,597
Valuation allowance	(1,080)	(2,662)

Net deferred tax assets	36,982	39,935

Deferred Tax Liabilities
Depreciation and amortization	(105,062)	(79,249)
Partnership investments	(16,416)	(20,758)
Other	(29)	(3,629)

Total deferred tax liabilities	(121,507)	(103,636)

Net deferred tax liabilities	$(84,525)	$(63,701)

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
15. Segment Information
     The Company operates in one reportable segment. The Company’s operations (i) have similar economic characteristics (all are automobile dealerships), (ii) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar target markets and customers (generally individuals) and (iv) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions).The following table presents certain data by geographic area:

	Year Ended December 31,
	2004	2003	2002
Sales to external customers:
United States	$6,799,166	$6,237,309	$5,416,892
International	2,585,575	1,731,300	1,082,684

Total sales to external customers	$9,384,741	$7,968,609	$6,499,576
Long-lived assets, net:
United States	351,700	350,633
International	141,964	96,613

Total long-lived assets	$493,664	$447,246

     The Company’s international operations are predominantly based in the United Kingdom and Germany.
16. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004(1)(2)(3)
Total revenues	$2,199,862	$2,286,326	$2,525,024	$2,373,529
Gross profit	325,447	332,378	359,002	365,185
Net income	20,204	33,003	32,365	26,115
Diluted earnings per share	$0.48	$0.71	$0.70	$0.56

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003(1)(2)(3)
Total revenues	$1,757,580	$2,041,049	$2,177,147	$1,992,833
Gross profit	258,133	294,223	312,961	291,429
Income before cumulative effect of accounting change	16,791	23,864	25,255	20,077
Net income	13,733	23,864	25,255	20,077
Diluted earnings per share	$0.34	$0.58	$0.61	$0.48

(1)	As discussed in Note 4, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

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
(Restated)

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

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
December 31, 2003
(Restated)

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries
	(In Thousands)
Cash and cash equivalents	$13,901	$—	$6,571	$1,099	$1,246	$644	$85	$4,256
Accounts receivable, net	323,376	(27,497)	27,497	219,167	11,460	5,821	1,538	85,390
Inventories, net	1,086,383	—	—	712,136	26,360	25,331	6,320	316,236
Other current assets	42,868	—	581	23,615	894	14	3	17,761
Assets from discontinued operations	172,737	—	—	166,255	—	—	—	6,482

Total current assets	1,639,265	(27,497)	34,649	1,122,272	39,960	31,810	7,946	430,125
Property and equipment, net	358,516	—	4,235	224,089	23,926	3,587	1,926	100,753
Intangible assets	1,057,687	—	—	744,511	68,281	20,738	3,722	220,435
Other assets	88,730	(749,215)	797,530	14,498	2	302	—	25,613

Total Assets	$3,144,198	$(776,712)	$836,414	$2,105,370	$132,169	$56,437	$13,594	$776,926

Floor plan notes payable	$670,519	$—	$—	$431,033	$9,912	$11,565	$—	$218,009
Floor plan notes payable — non-trade	380,681	—	—	272,987	19,140	12,364	5,926	70,264
Accounts payable	162,081	—	5,036	66,631	3,635	1,946	211	84,622
Accrued expenses	181,026	(27,497)	2,966	81,236	20,657	9,129	1,581	92,954
Current portion of long-term debt	8,540	—	—	1,426	—	—	—	7,114
Liabilities from discontinued operations	102,314	—	—	96,551	—	—	—	5,763

Total current liabilities	1,505,161	(27,497)	8,002	949,864	53,344	35,004	7,718	478,726
Long-term debt	643,145	—	—	397,214	75,882	21,361	3,842	144,846
Other long-term liabilities	167,480	—	—	152,928	10,591	1,308	2,570	83

Total liabilities	2,315,786	(27,497)	8,002	1,500,006	139,817	57,673	14,130	623,655
Total stockholders’ equity	828,412	(749,215)	828,412	605,364	(7,648)	(1,236)	(536)	153,271

Total Liabilities and Stockholders’ Equity	$3,144,198	$(776,712)	$836,414	$2,105,370	$132,169	$56,437	$13,594	$776,926

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Year Ended December 31, 2004

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In Thousands)
Total revenues	$9,384,741	$—	$—	$6,041,086	$252,646	$158,725	$51,926	$14,017	$2,866,341
Total cost of sales	8,002,729	—	—	5,145,247	208,882	134,072	45,566	12,173	2,456,789

Gross profit	1,382,012	—	—	895,839	43,764	24,653	6,360	1,844	409,552
Selling, general, and administrative expenses	1,082,558	—	12,640	698,769	34,270	19,163	5,373	1,423	310,920
Depreciation and amortization	40,350	—	818	22,354	1,740	483	203	86	14,666

Operating income (loss)	259,104	—	(13,458)	174,716	7,754	5,007	784	335	83,966
Floor plan interest expense	(47,267)	—	—	(34,158)	(699)	(734)	(159)	(24)	(11,493)
Other interest expense	(42,973)	—	—	(27,183)	(3,997)	(768)	(1,039)	(164)	(9,822)
Equity in earnings of subsidiaries	—	(202,177)	202,177	—	—	—	—	—	—
Other income	11,469	—	—	—	—	—	—	—	11,469

Income (loss) from continuing operations before minority interests and income taxes	180,333	(202,177)	188,719	113,375	3,058	3,505	(414)	147	74,120
Minority interests	(2,047)	—	—	(942)	(174)	(403)	—	(28)	(500)
Income taxes	(67,078)	83,441	(78,500)	(45,578)	(1,322)	(1,490)	146	(55)	(23,720)

Income (loss) from continuing operations	111,208	(118,736)	110,219	66,855	1,562	1,612	(268)	64	49,900
Income (loss) from discontinued operations, net of tax	479	—	—	736	—	—	—	—	(257)

Net income (loss)	$111,687	$(118,736)	$110,219	$67,591	$1,562	$1,612	$(268)	$64	$49,643

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Year Ended December 31, 2003

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries
	(In Thousands)
Total revenues	$7,968,609	$—	$—	$5,560,540	$233,173	$159,226	$52,235	$1,963,435
Total cost of sales	6,811,863	—	—	4,742,257	195,753	134,991	45,672	1,693,190

Gross profit	1,156,746	—	—	818,283	37,420	24,235	6,563	270,245
Selling, general, and administrative expenses	900,650	—	12,686	627,379	26,829	18,044	5,398	210,314
Depreciation and amortization	29,369	—	783	20,659	494	445	155	6,833

Operating income (loss)	226,727	—	(13,469)	170,245	10,097	5,746	1,010	53,098
Floor plan interest expense	(41,071)	—	—	(32,599)	(545)	(650)	(131)	(7,146)
Other interest expense	(42,835)	—	—	(29,535)	(2,392)	(708)	(562)	(9,638)
Equity in earnings of subsidiaries	—	(198,932)	198,932	—	—	—	—	—

Income (loss) from continuing operations before minority interests, income taxes and cumulative effect of accounting change	142,821	(198,932)	185,463	108,111	7,160	4,388	317	36,314
Minority interests	(2,272)	—	—	(1,353)	(413)	(506)	—	—
Income taxes	(56,421)	84,148	(78,451)	(46,376)	(3,029)	(1,856)	(134)	(10,723)

Income (loss) from continuing operations before cumulative effect of accounting change	84,128	(114,784)	107,012	60,382	3,718	2,026	183	25,591
Income (loss) from discontinued operations, net of tax	1,859	—	1,908	1,072	—	—	—	(1,121)

Income (loss) before cumulative effect of accounting change	85,987	(114,784)	108,920	61,454	3,718	2,026	183	24,470
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(3,014)	—	—	(44)	—

Net income (loss)	$82,929	$(114,784)	$108,920	$58,440	$3,718	$2,026	$139	$24,470

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(Unaudited)
Year Ended December 31, 2002

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries
	(In Thousands)
Total revenues	$6,499,576	$—	$—	$4,793,589	$202,846	$158,832	$52,506	$1,291,803
Total cost of sales	5,559,740	—	—	4,091,116	172,848	135,917	45,599	1,114,260

Gross profit	939,836	—	—	702,473	29,998	22,915	6,907	177,543
Selling, general, and administrative expenses	749,636	—	12,989	552,296	21,575	17,159	5,192	140,425
Depreciation and amortization	19,616	—	927	13,201	153	336	81	4,918

Operating income (loss)	170,584	—	(13,916)	136,976	8,270	5,420	1,634	32,200
Floor plan interest expense	(32,251)	—	—	(26,175)	(480)	(605)	(99)	(4,892)
Other interest expense	(38,284)	—	—	(25,299)	(2,637)	(1,068)	(192)	(9,088)
Equity in earnings of subsidiaries	—	(175,443)	175,443	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	100,049	(175,443)	161,527	85,502	5,153	3,747	1,343	18,220
Minority interests	(1,996)	—	—	(1,275)	(294)	(427)	—	—
Income taxes	(40,293)	75,440	(69,457)	(37,216)	(2,215)	(1,611)	(578)	(4,656)

Income (loss) from continuing operations	57,760	(100,003)	92,070	47,011	2,644	1,709	765	13,564
Income from discontinued operations, net of tax	4,481	—	—	4,359	—	—	—	122

Net income (loss)	$62,241	($100,003)	$92,070	$51,370	$2,644	$1,709	$765	$13,686

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Year Ended December 31, 2004
(Restated)

				Non-Wholly Owned Guarantor Subsidiaries
					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In Thousands)
Net cash from continuing operating activities	$247,447	$7,438	$149,688	$12,500	$1,311	$6,247	$(1,687)	$71,950

Investing Activities:
Purchase of equipment and improvements	(231,824)	(371)	(100,647)	(21,009)	(2,280)	(92)	(3,899)	(103,526)
Proceeds from sale — leaseback transactions	149,076	—	65,893	37,154	2,967	—	—	43,062
Dealership acquisitions, net	(168,184)	—	(111,236)	—	—	—	—	(56,948)
Proceeds from sale of investment	13,566	—	—	—	—	—	—	13,566

Net cash from continuing investing activities	(237,366)	(371)	(145,990)	16,145	687	(92)	(3,899)	(103,846)

Financing Activities:
Net borrowings (repayments) of long-term debt	(74,297)	(107,022)	69,020	(12,731)	—	—	3,021	(26,585)
Net borrowings (repayments) of floor plan notes payable — non-trade	(59,901)	—	(51,137)	(6,679)	1,452	(5,926)	2,495	(106)
Proceeds from issuance of common stock	125,433	125,433	—	—	—	—	—	—
Distributions from (to) parent	—	—	(43,776)	(10,481)	(2,670)	(189)	70	57,046
Dividends	(18,411)	(18,411)	—	—	—	—	—	—

Net cash from continuing financing activities	(27,176)	—	(25,893)	(29,891)	(1,218)	(6,115)	5,586	30,355

Net cash from discontinued operations	18,381	—	21,096	—	—	—	—	(2,715)

Net increase (decrease) in cash and cash equivalents	1,286	7,067	(1,099)	(1,246)	780	40	—	(4,256)
Cash and cash equivalents, beginning of period	13,901	6,571	1,099	1,246	644	85	—	4,256

Cash and cash equivalents, end of period	$15,187	$13,638	$—	$—	$1,424	$125	$—	$—

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Year Ended December 31, 2003
(Restated)

				Non-Wholly Owned Guarantor Subsidiaries
					UAG	UAG Mentor	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries
	(In Thousands)
Net cash from continuing operating activities	$24,264	$7,403	$1,900	$4,015	$10,038	$(1,125)	$2,033

Investing Activities:
Purchase of equipment and improvements	(198,235)	(832)	(118,542)	(18,004)	(1,110)	(1,491)	(58,256)
Proceeds from sale - leaseback transactions	133,373	—	99,573	—	—	—	33,800
Dealership acquisitions, net	(113,356)	—	(82,004)	—	—	—	(31,352)

Net cash from continuing investing activities	(178,218)	(832)	(100,973)	(18,004)	(1,110)	(1,491)	(55,808)

Financing Activities:
Net borrowings (repayments) of long-term debt	(25,600)	(5,789)	(61,891)	12,731	—	—	29,349
Net borrowings (repayments) of floor plan notes payable — non-trade	150,705	—	117,773	9,145	(5,882)	2,766	26,903
Proceeds from issuance of common stock	9,907	9,907	—	—	—	—	—
Distributions from (to) parent	—	—	10,762	(6,641)	(2,856)	(65)	(1,200)
Dividends	(4,118)	(4,118)	—	—	—	—	—

Net cash from continuing financing activities	130,894	—	66,644	15,235	(8,738)	2,701	55,052

Net cash from discontinued operations	26,702	—	23,723	—	—	—	2,979

Net increase (decrease) in cash and cash equivalents	3,642	6,571	(8,706)	1,246	190	85	4,256
Cash and cash equivalents, beginning of period	10,259	—	9,805	—	454	—	—

Cash and cash equivalents, end of period	$13,901	$6,571	$1,099	$1,246	$644	$85	$4,256

UNITED AUTO GROUP, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Year Ended December 31, 2002
(Restated)

				Non-Wholly Owned Guarantor Subsidiaries
					UAG	UAG Mentor	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries
	(In Thousands)
Net cash from continuing operating activities	$39,335	$11,268	$(2,742)	$13,349	$1,642	$835	$14,983

Investing Activities:
Purchase of equipment and improvements	(183,295)	(3,620)	(93,096)	(5,816)	(21)	(338)	(80,404)
Proceeds from sale - leaseback transactions	85,500	—	85,500	—	—	—	—
Dealership acquisitions, net	(193,525)	—	(43,321)	—	—	—	(150,204)

Net cash from continuing investing activities	(291,320)	(3,620)	(50,917)	(5,816)	(21)	(338)	(230,608)

Financing Activities:
Net borrowings (repayments) of long-term debt	78,262	(119,295)	92,006	(6,237)	—	—	111,788
Net borrowings (repayments) of floor plan notes payable — non-trade	47,967	—	17,920	893	3,293	577	25,284
Proceeds from issuance of common stock	135,295	135,295	—	—	—	—	—
Deferred financing costs	(8,065)	(8,065)	—	—	—	—	—
Repurchase of common stock	(16,000)	(16,000)	—	—	—	—	—
Distributions from (to) parent	—	—	(63,005)	(2,189)	(4,504)	(1,074)	70,772

Net cash from continuing financing activities	237,459	(8,065)	46,921	(7,533)	(1,211)	(497)	207,844

Net cash from discontinued operations	20,973	—	13,192	—	—	—	7,781

Net increase (decrease) in cash and cash equivalents	6,447	(417)	6,454	—	410	—	—
Cash and cash equivalents, beginning of period	3,812	417	3,351	—	44	—	—

Cash and cash equivalents, end of period	$10,259	$—	$9,805	$—	$454	$—	$—

Schedule II
UNITED AUTO GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries	at End
Description	of Year	Additions	& Other	of Year
		(In Thousands)
Year Ended December 31, 2004
Allowance for doubtful accounts	$3,421	$3,184	$(2,733)	$3,872
Allowance for chargebacks	15,805	20,303	(20,089)	16,019

	$19,226	$23,487	$(22,822)	$19,891

Year Ended December 31, 2003
Allowance for doubtful accounts	$3,431	$2,055	$(2,065)	$3,421
Allowance for chargebacks	14,187	20,629	(19,011)	15,805

	$17,618	$22,684	$(21,076)	$19,226

Year Ended December 31, 2002
Allowance for doubtful accounts	$2,845	$1,874	$(1,288)	$3,431
Allowance for chargebacks	13,049	18,548	(17,410)	14,187

	$15,894	$20,422	$(18,698)	$17,618