Form 10-Q/A
period 2005-03-31
UNITED AUTO GROUP INC
filed 2006-01-23
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note
     We are filing this Form 10-Q/A to change the presentation of certain floor plan notes payable information. We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Consistent with industry practice, we previously reported all cash flows arising in connection with changes in floor plan notes payable as an operating activity. In the third quarter of 2005, we restated floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade, and have restated related cash flows as a financing activity to comply with the guidance under SFAS No. 95, “Statement of Cash Flows.”
     The changes in presentation have no effect on net income, earnings per share, stockholder’s equity or our conclusion that our disclosure controls and procedures were effective as of March 31, 2005, however, because we are restating the financial statements included in our Form 10-Q, we are also restating our financial statements for entities which became discontinued operations during the nine months ended September 30, 2005. All other information in this amendment is as of the date of the original filing and does not reflect any subsequent information or events occurring after the date of the original filing.

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Restated)*	(Restated)*
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$19,903	$15,187
Accounts receivable, net	380,849	356,625
Inventories	1,334,281	1,252,358
Other current assets	56,651	44,315
Assets of discontinued operations	175,119	148,921

Total current assets	1,966,803	1,817,406
Property and equipment, net	409,330	406,783
Goodwill	1,048,324	1,038,647
Franchise value	186,619	183,084
Other assets	55,387	86,881

Total Assets	$3,666,463	$3,532,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$923,283	$876,758
Floor plan notes payable — non-trade	316,235	320,782
Accounts payable	252,471	213,851
Accrued expenses	189,997	188,381
Current portion of long-term debt	3,577	11,367
Liabilities of discontinued operations	107,492	92,553

Total current liabilities	1,793,055	1,703,692
Long-term debt	603,793	574,970
Other long-term liabilities	180,160	179,104

Total liabilities	2,577,008	2,457,766

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 48,667 shares issued, including 2,153 treasury shares, at March 31, 2005; 48,636 shares issued, including 2,153 treasury shares, at December 31, 2004	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	717,143	716,273
Retained earnings	323,697	305,881
Unearned compensation	(4,184)	(4,587)
Accumulated other comprehensive income	52,794	57,463

Total stockholders’ equity	1,089,455	1,075,035

Total Liabilities and Stockholders’ Equity	$3,666,463	$3,532,801

See Notes to Consolidated Condensed Financial Statements
*  See Note 1

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,402,813	$1,244,313
Used vehicle	549,904	497,854
Finance and insurance, net	56,301	49,742
Service and parts	272,505	226,753
Fleet and wholesale vehicle	210,594	181,200

Total revenues	2,492,117	2,199,862

Cost of sales:
New vehicle	1,280,161	1,137,234
Used vehicle	498,879	453,663
Service and parts	124,893	103,585
Fleet and wholesale vehicle	209,616	179,933

Total cost of sales	2,113,549	1,874,415

Gross profit	378,568	325,447
Selling, general and administrative expenses	305,645	259,651
Depreciation and amortization	10,273	8,240

Operating income	62,650	57,556
Floor plan interest expense	(13,280)	(12,725)
Other interest expense	(11,481)	(10,765)

Income from continuing operations before minority interests and income taxes	37,889	34,066
Minority interests	(143)	(320)
Income taxes	(13,982)	(13,221)

Income from continuing operations	23,764	20,525

Loss from discontinued operations, net of tax	(872)	(321)

Net income	$22,892	$20,204

Basic earnings per share:
Continuing operations	$0.51	$0.49
Discontinued operations	(0.02)	(0.01)
Net income	0.50	0.48

Shares used in determining basic earnings per share	46,230	41,737

Diluted earnings per share:
Continuing operations	$0.51	$0.48
Discontinued operations	(0.02)	(0.01)
Net income	0.49	0.48

Shares used in determining diluted earnings per share	46,875	42,521
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Restated)*	(Restated)*
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$22,892	$20,204
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	10,273	8,240
Amortization of unearned compensation	600	412
Undistributed earnings of equity method investments	(444)	(85)
Loss from discontinued operations, net of tax	872	321
Minority interests	143	320
Changes in operating assets and liabilities:
Accounts receivable	(12,672)	(8,920)
Inventories	(32,974)	(97,520)
Floor plan notes payable	14,432	53,572
Accounts payable and accrued expenses	28,318	24,013
Other	15,865	4,582

Net cash from continuing operating activities	47,305	5,139

Investing Activities:
Purchase of equipment and improvements	(49,060)	(48,363)
Proceeds from sale-leaseback transactions	40,708	3,750
Dealership acquisitions, net	(31,015)	(2,534)

Net cash from continuing investing activities	(39,367)	(47,147)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	75,000	42,000
Repayments under U.S. Credit Agreement	(31,800)	(116,000)
Net repayments of other long-term debt	(16,169)	(5,394)
Net borrowings (repayments) of floor plan notes payable — non-trade	(15,088)	8,166
Proceeds from issuance of common stock	571	122,707
Dividends	(5,076)	(4,149)

Net cash from continuing financing activities	7,438	47,330

Discontinued operations:
Net cash from discontinued operating activities	(9,889)	(3,557)
Net cash from discontinued investing activities	(303)	574
Net cash from discontinued financing activities	(468)	354

Net cash from discontinued operations	(10,660)	(2,629)

Net increase (decrease) in cash and cash equivalents	4,716	2,693
Cash and cash equivalents, beginning of period	15,187	13,901

Cash and cash equivalents, end of period	$19,903	$16,594

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$31,278	$31,383
Income taxes	4,416	713
Seller Financed debt	5,300	—
See Notes to Consolidated Condensed Financial Statements
*  See Note 1

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
	Common Stock		Additional			Other	Total
	Issued		Paid-In	Retained	Unearned	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Equity	Income (loss)
	(Unaudited)
	(Dollars in thousands)
Balances, January 1, 2005	46,482,604	$5	$716,273	$305,881	$(4,587)	$57,463	$1,075,035	$—
Restricted stock	2,800	—	197	—	403	—	600	—
Exercise of options	28,308	—	673	—	—	—	673	—
Fair value of interest rate swap agreements	—	—	—	—	—	2,039	2,039	2,039
Foreign currency translation	—	—	—	—	—	(6,708)	(6,708)	(6,708)
Dividends				(5,076)			(5,076)	—
Net income	—	—	—	22,892	—	—	22,892	22,892

Balances, March 31, 2005	46,513,712	$5	$717,143	$323,697	$(4,184)	$52,794	$1,089,455	$18,223

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
     The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The information presented as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004 is unaudited, but includes all adjustments which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements have been reclassified for entities which become discontinued operations during the nine months ended September 30, 2005. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, which were included as part of the Company’s Annual Report on Form 10-K/A.
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
Balance Sheet and Cash Flows
     Subsequent to the issuance of the Company’s March 31, 2005 financial statements, the Company’s management determined that certain information in the Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Cash Flows should be restated and reclassified for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been reclassified as floor plan notes payable — non-trade on the Consolidated Condensed Balance Sheets, and related cash flows have been reclassified from operating activities to financing activities on the Consolidated Condensed Statement of Cash Flows. Consistent with industry practice, the Company previously reported all cash flow information relating to floor plan notes payable as operating cash flows. In addition, the Company has made certain additional changes within the Consolidated Condensed Statements of Cash Flows relating to cash flows from discontinued operations and activity under the U.S. Credit Agreement to conform to the presentation in its September 30, 2005 financial statements. A Summary of the significant effects of the restatement are as follows:

	March 31,	December 31,
	2005	2004
Floor plan notes payable as previously reported	$1,279,413	$1,218,837
Discontinued operations	(39,895)	(21,297)
Reclassification of floor plan notes payable — non-trade	(316,235)	(320,782)

Reported floor plan notes payable	$923,283	$876,758

Floor plan notes payable — non-trade as previously reported	$—	$—
Reclassification of floor plan notes payable — non-trade	316,235	320,782

Reported floor plan notes payable — non-trade	$316,235	$320,782

	Three Months Ended March 31,
	2005	2004
Net cash from continuing operating activities as previously reported	$26,209	$9,033
Discontinued operations	6,008	4,272
Reclassification of floor plan notes payable — non-trade	15,088	(8,166)

Reported net cash from continuing operating activities	$47,305	$5,139

Net cash from continuing financing activities as previously reported	$22,526	$39,164
Discontinued operations	—	—
Reclassification of floor plan notes payable — non-trade	(15,088)	8,166

Reported net cash from continuing financing activities	$7,438	$47,330

Discontinued Operations
     The Company periodically sells or otherwise disposes of certain dealerships resulting in accounting for such dealerships as discontinued operations. Combined financial information regarding the dealerships accounted for as discontinued operations follows:

	Three Months Ended March 31,
	2005	2004
Revenues	$164,921	$158,829
Pre-tax loss	(1,379)	(1,746)
Gain on disposal	—	1,222

	March 31,	December 31,
	2005	2004
Inventories	$107,524	$84,780
Other assets	67,595	64,141

Total assets	$175,119	$148,921

Floor plan notes payable	$91,812	$78,178
Other liabilities	15,680	14,375

Total Liabilities	$107,492	$92,553

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
     Following is a summary of the changes in the carrying amount of goodwill and franchise value during the three months ended March 31, 2005:

		Franchise
	Goodwill	Value
Balance — January 1, 2005	$1,038,647	$183,084
Additions during period	13,216	5,246
Foreign currency translation	(3,539)	(1,711)

Balance — March 31, 2005	$1,048,324	$186,619

As of March 31, 2005, approximately $610,126 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.
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

	Three Months Ended March 31,
	2005	2004
Net income (1)	$22,892	$20,204
Fair value method compensation expense attributable to stock-based compensation, net of tax	194	341

Pro forma net income	$22,698	$19,863

Basic earnings per share	$0.50	$0.48

Pro forma basic earnings per share	$0.49	$0.48

Diluted earnings per share	$0.49	$0.48

Pro forma diluted earnings per share	$0.48	$0.47

Weighted average fair value of options granted	$8.61	n/a
Expected dividend yield	1.6%	n/a
Risk free interest rates	4.00%	n/a
Expected life	5.0 years	n/a
Expected volatility	30.28%	n/a

(1)	Includes approximately $382 and $259 of compensation expense, net of tax, related to restricted stock grants, for the three month periods ended March 31, 2005 and 2004, respectively.
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

2. Inventories
     Inventories consisted of the following:

	March 31,	December 31,
	2005	2004
New vehicles	$1,014,966	$956,131
Used vehicles	255,979	236,929
Parts, accessories and other	63,336	59,298

Total inventories	$1,334,281	$1,252,358

     The Company receives non-refundable credits from certain of its vehicle manufacturers, which are treated as a reduction of cost of goods sold when the vehicles are sold. Such credits amounted to $6,532 and $7,204 during the three months ended March 31, 2005 and 2004, respectively.
3. Business Combinations
     During the three months ended March 31, 2005, the Company acquired five automobile dealership franchises. The aggregate consideration paid in connection with the acquisitions amounted to approximately $31,015 in cash and a seller financed note for $5,300. The consolidated balance sheets include preliminary allocations of the purchase price relating to such acquisitions, resulting in the recognition of $13,216 of goodwill and $5,246 of franchise value. During the three months ended March 31, 2004, the Company acquired two automobile dealership franchises. The aggregate consideration paid in connection with such acquisitions amounted to approximately $2,534 in cash. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition.
     The following unaudited consolidated pro forma results of operations of the Company for the three months ended March 31, 2005 and 2004 give effect to net acquisitions consummated during the respective periods as if they had occurred on January 1, 2004.

	Three Months Ended March 31,
	2005	2004
Revenues	$2,498,808	$2,262,515
Income from continuing operations	23,823	20,726
Net income	22,951	20,405
Net income per diluted common share	$0.49	$0.48
4. Floor Plan Notes Payable — Trade and Non-trade
     The Company finances the majority of its new and a portion of its used vehicle inventories under revolving floor plan notes payable with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to make loan principal repayments prior to the sale of the vehicles financed. The Company typically makes monthly interest payments on the amount financed. In the U.K., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in prime or LIBOR borrowing rates. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles as floor plan notes payable – non-trade on its Consolidated Condensed Balance Sheets.
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
     The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2005, the Company was in compliance with all covenants under the U.S. Credit Agreement, and management believes the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the Company’s expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.
     The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2005, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $298,000 and $34,500, respectively.

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
     The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2005, the Company was in compliance with all covenants under the U.K. Credit Agreement, and management believes that the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the Company’s expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
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
7. Interest Rate Swaps
     The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of March 31, 2005, the Company expects approximately $4,500 of interest associated with the swap to be reclassified as a charge to income over the next twelve months.
8. Commitments and Contingent Liabilities
     From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 31, 2005, the Company is not party to any legal proceeding, including class action lawsuits that, individually or in the aggregate, are expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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

UNITED AUTO GROUP, INC.
Consolidating Condensed Balance Sheet
(Unaudited)
March 31, 2005
(Restated)

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
					(Unaudited)
					(In Thousands)
Cash and cash equivalents	$19,903	$—	$8,928	$1,755	$—	$1,147	$—	$812	$7,261
Accounts receivable, net	380,849	(35,670)	35,670	233,456	7,589	5,751	2,126	882	131,045
Inventories, net	1,334,281	—	—	809,360	31,864	30,598	7,989	2,949	451,521
Other current assets	56,651	—	4,255	24,890	689	15	2	2	26,798
Assets of discontinued operations	175,119	—	—	165,017	—	—	—	—	10,102

Total current assets	1,966,803	(35,670)	48,853	1,234,478	40,142	37,511	10,117	4,645	626,727
Property and equipment, net	409,330	—	4,124	239,464	6,351	3,349	1,818	3,809	150,415
Intangible assets	1,234,943	—	—	858,992	68,281	20,738	3,722	—	283,210
Other assets	55,387	(1,009,727)	1,038,672	6,235	9	157	—	—	20,041

Total Assets	$3,666,463	$(1,045,397)	$1,091,649	$2,339,169	$114,783	$61,755	$15,657	$8,454	$1,080,393

Floor plan notes payable	$923,283	$—	$—	$575,089	$13,522	$13,892	$6,638	$—	$314,142
Floor plan notes payable — non-trade	316,235	—	—	201,847	12,087	14,435	—	2,678	85,188
Accounts payable	252,471	—	1,798	100,347	6,208	1,631	599	2,452	139,436
Accrued expenses	189,997	(35,670)	396	33,827	25,590	11,948	2,056	134	151,716
Current portion of long-term debt	3,577	—	—	3,577	—	—	—	—	—
Liabilities of discontinued operations	107,492	—	—	101,035	—	—	—	—	6,457

Total current liabilities	1,793,055	(35,670)	2,194	1,015,722	57,407	41,906	9,293	5,264	696,939
Long-term debt	603,793	—	—	369,536	63,151	21,361	3,842	3,130	142,773
Other long-term liabilities	180,160	—	—	164,228	10,966	992	3,593	18	363

Total liabilities	2,577,008	(35,670)	2,194	1,549,486	131,524	64,259	16,728	8,412	840,075
Total stockholders’ equity	1,089,455	(1,009,727)	1,089,455	789,683	(16,741)	(2,504)	(1,071)	42	240,318

Total Liabilities and Stockholders’ Equity	$3,666,463	$(1,045,397)	$1,091,649	$2,339,169	$114,783	$61,755	$15,657	$8,454	$1,080,393

UNITED AUTO GROUP, INC.
Consolidating Condensed Balance Sheet
(Unaudited)
December 31,2004
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

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Three Months Ended March 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
					(Unaudited)
					(In Thousands)
Total revenues	$2,492,117	$—	$—	$1,528,343	$52,016	$34,407	$12,231	$5,634	$859,486
Total cost of sales	2,113,549	—	—	1,292,871	41,217	28,441	10,610	4,989	735,421

Gross profit	378,568	—	—	235,472	10,799	5,966	1,621	645	124,065
Selling, general, and administrative expenses	305,645	—	3,196	193,004	9,364	5,062	1,320	679	93,020
Depreciation and amortization	10,273	—	255	6,198	228	108	49	67	3,368

Operating income (loss)	62,650	—	(3,451)	36,270	1,207	796	252	(101)	27,677
Floor plan interest expense	(13,280)	—	—	(8,690)	(222)	(278)	(49)	(23)	(4,018)
Other interest expense	(11,481)	—	—	(7,117)	(911)	(297)	(278)	(113)	(2,765)
Equity in earnings of subsidiaries	—	(55,844)	55,844	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	37,889	(55,844)	52,393	20,463	74	221	(75)	(237)	20,894
Minority interests	(143)	—	—	(154)	(4)	(25)	—	40	—
Income taxes	(13,982)	24,588	(23,069)	(8,887)	(33)	(97)	33	104	(6,621)

Income (loss) from continuing operations	23,764	(31,256)	29,324	11,422	37	99	(42)	(93)	14,273
Loss from discontinued operations, net of tax	(872)	—	—	(740)	—	—	—	—	(132)

Net income (loss)	$22,892	$(31,256)	$29,324	$10,682	$37	$99	$(42)	$(93)	$14,141

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Three Months Ended March 31, 2004

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries
					(Unaudited)
					(In Thousands)
Total revenues	$2,199,862	$—	$—	$1,379,176	$57,049	$38,304	$12,280	$713,053
Total cost of sales	1,874,415	—	—	1,171,197	47,319	32,372	10,755	612,772

Gross profit	325,447	—	—	207,979	9,730	5,932	1,525	100,281
Selling, general, and administrative expenses	259,651	—	2,860	170,282	7,936	4,747	1,280	72,546
Depreciation and amortization	8,240	—	268	5,331	250	120	51	2,220

Operating income (loss)	57,556	—	(3,128)	32,366	1,544	1,065	194	25,515
Floor plan interest expense	(12,725)	—	—	(9,822)	(181)	(142)	(35)	(2,545)
Other interest expense	(10,765)	—	—	(7,087)	(579)	(166)	(255)	(2,678)
Equity in earnings of subsidiaries	—	(37,318)	37,318	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	34,066	(37,318)	34,190	15,457	784	757	(96)	20,292
Minority interests	(320)	—	—	(212)	(37)	(71)	—	—
Income taxes	(13,221)	19,890	(18,223)	(7,997)	(418)	(403)	51	(6,121)

Income (loss) from continuing operations	20,525	(17,428)	15,967	7,248	329	283	(45)	14,171
Loss from discontinued operations, net of tax	(321)	—	—	(249)	—	—	—	(72)

Net income (loss)	$20,204	$(17,428)	$15,967	$6,999	$329	$283	$(45)	$14,099

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Cash Flows
(Unaudited)
Three Months Ended March 31, 2005
(Restated)

				Non-Wholly Owned Guarantor Subsidiaries
					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
				(Unaudited)
	(In Thousands)
Net cash from continuing operating activities	$47,305	$(4,119)	$54,635	$1,121	$407	$(34)	$583	$(5,288)

Investing Activities:
Purchase of equipment and improvements	(49,060)	(591)	(27,200)	(538)	(2,916)	(52)	(63)	(17,700)
Proceeds from sale - leaseback transactions	40,708	—	19,064	—	1,876	—	—	19,768
Dealership acquisitions, net	(31,015)	—	(28,555)	—	—	—	—	(2,460)

Net cash from continuing investing activities	(39,367)	(591)	(36,691)	(538)	(1,040)	(52)	(63)	(392)

Financing Activities:
Net borrowings (repayments) of long-term debt	27,031	4,505	34,397	—	—	—	109	(11,980)
Net borrowings (repayments) of Floor plan notes payable — non-trade	(15,088)	—	(30,546)	(374)	619	—	183	15,030
Proceeds from issuance of common stock	571	571	—	—	—	—	—	—
Distributions from (to) parent	—	—	511	(209)	(263)	(39)	—	—
Dividends	(5,076)	(5,076)	—	—	—	—	—	—

Net cash from continuing financing activities	7,438	—	4,362	(583)	356	(39)	292	3,050

Net cash from discontinued operations	(10,660)	—	(20,551)	—	—	—	—	9,891

Net increase (decrease) in cash and cash equivalents	4,716	(4,710)	1,755	—	(277)	(125)	812	7,261
Cash and cash equivalents, beginning of period	15,187	13,638	—	—	1,424	125	—	—

Cash and cash equivalents, end of period	$19,903	$8,928	$1,755	$—	$1,147	$—	$812	$7,261

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Cash Flows
(Unaudited)
Three Months Ended March 31, 2004
(Restated)

				Non-Wholly Owned Guarantor Subsidiaries
					UAG	UAG Mentor	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries
				(Unaudited)
				(In Thousands)
Net cash from continuing operating activities	$5,139	$5,231	$37,035	$517	$444	$974	$(39,062)

Investing Activities:
Purchase of equipment and improvements	(48,363)	(139)	(13,014)	(7,103)	(126)	(21)	(27,960)
Proceeds from sale - leaseback transactions	3,750	—	3,750	—	—	—	—
Dealership acquisitions, net	(2,534)	—	(2,097)	—	—	—	(437)

Net cash from continuing investing activities	(47,147)	(139)	(11,361)	(7,103)	(126)	(21)	(28,397)

Financing Activities:
Net borrowings (repayments) of long-term debt	(79,394)	(118,558)	3,414	6,783	—	—	28,967
Net borrowings (repayments) of Floor plan notes payable — non-trade	8,166	—	326	(170)	637	(1,040)	8,413
Proceeds from issuance of common stock	122,707	122,707	—	—	—	—	—
Distributions from (to) parent	—	—	(23,336)	(1,273)	(393)	2	25,000
Dividends	(4,149)	(4,149)	—	—	—	—	—

Net cash from continuing financing activities	47,330	—	(19,596)	5,340	244	(1,038)	62,380

Net cash from discontinued operations	(2,629)	—	(6,362)	—	—	—	3,733

Net increase (decrease) in cash and cash equivalents	2,693	5,092	(284)	(1,246)	562	(85)	(1,346)
Cash and cash equivalents, beginning of period	13,901	6,571	1,099	1,246	644	85	4,256

Cash and cash equivalents, end of period	$16,594	$11,663	$815	$—	$1,206	$—	$2,910

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
     Subsequent to the issuance of the Company’s March 31, 2005 financial statements, the Company’s management determined that certain information in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated and reclassified for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been reclassified as floor plan notes payable — non-trade on the Consolidated Balance Sheets, and related cash flows have been reclassified from operating activities to financing activities on the Consolidated Statement of Cash Flows. Consistent with industry practice, the Company previously reported all cash flow information relating to floor plan notes payable as operating cash flows. In addition, the Company has made certain additional changes relating to cash flows from discontinued operations and activity under the U.S. Credit Agreement to conform to the presentation in its September 30, 2005 financial statements. This Managements Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of the restatement and for the effects of restating our financial statements for entities which became discontinued operations during the nine months ended September 30, 2005.
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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (dollars in millions, except per unit amounts)

Total Retail Data			2005 vs. 2004
	2005	2004	Change	% Change
Total retail unit sales	64,492	59,953	4,539	7.6%
Total same store retail unit sales	57,406	59,178	(1,772)	(3.0%)

Total retail sales revenue	$2,281.5	$2,018.7	$262.8	13.0%
Total same store retail sales revenue	$2,005.2	$1,991.7	$13.5	0.7%

Total retail gross profit	$377.6	$324.2	$53.4	16.5%
Total same store retail gross profit	$331.7	$319.6	$12.1	3.8%

Total retail gross margin	16.6%	16.1%	0.5%	3.1%
Total same store retail gross margin	16.5%	16.0%	0.5%	3.1%
Units
     Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 4,539 units, or 7.6%, from 2004 to 2005. The increase is due to a 6,311 unit increase from net dealership acquisitions during the period, offset by a 1,772 unit, or 3.0%, decrease in same store retail unit sales. The same store decrease is due to a decline in retail unit sales at our premium and domestic brand dealerships, offset in part by growth in our volume foreign brands.
Revenues
     Retail sales revenue increased $262.8 million, or 13.0%, from 2004 to 2005. The increase is due to a $249.3 million increase from net dealership acquisitions during the period, coupled with a $13.5 million, or 0.7%, increase in same store revenues. The same store revenue increase is due to (1) a $631, or 2.0%, increase in average new vehicle revenue per unit, which increased revenue by $23.9 million, (2) a $1,054, or 4.4%, increase in average used vehicle revenue per unit, which increased revenue by $20.6 million, (3) a $15.6 million, or 7.0%, increase in service and parts revenues, and (4) a $68, or 8.1%, increase in average finance and insurance revenue per unit, which increased revenue by $3.9 million, all offset by the 3.0% decrease in retail unit sales which decreased revenue by $50.5 million.
Gross Profit
     Retail gross profit increased $53.4 million, or 16.5%, from 2004 to 2005. The increase is due to a $41.3 million increase from net dealership acquisitions during the period coupled with a $12.1 million, or 3.8%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) a $42, or 1.5%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $1.6 million, (2) a $236, or 11.1%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $4.6 million, (3) a $7.8 million, or 6.4%, increase in service and parts gross profit, and (4) a $68, or 8.1%, increase in average finance and insurance revenue per unit which increased retail gross profit by $3.9 million, all offset by the 3.0% decrease in retail unit sales which decreased retail gross profit by $5.6 million.

New Vehicle Data			2005 vs. 2004
	2005	2004	Change	% Change
New retail unit sales	42,747	39,179	3,568	9.1%
Same store new retail unit sales	37,905	38,741	(836)	(2.2%)

New retail sales revenue	$1,402.8	$1,244.3	$158.5	12.7%
Same store new retail sales revenue	$1,226.8	$1,229.4	$(2.6)	(0.2%)

New retail sales revenue per unit	$32,816	$31,759	$1,057	3.3%
Same store new retail sales revenue per unit	$32,365	$31,734	$631	2.0%

Gross profit — new	$122.7	$107.1	$15.6	14.6%
Same store gross profit — new	$104.8	$105.5	$(0.7)	(0.7%)

Average gross profit per new vehicle retailed	$2,869	$2,733	$136	5.0%
Same store average gross profit per new vehicle retailed	$2,765	$2,723	$42	1.5%

Gross margin % — new	8.7%	8.6%	0.1%	1.2%
Same store gross margin % — new	8.5%	8.6%	(0.1%)	(1.2%)
Units
     Retail unit sales of new vehicles increased 3,568 units, or 9.1%, from 2004 to 2005. The increase is due to a 4,404 unit increase from net dealership acquisitions during the period, offset in part by an 836 unit, or 2.2%, decrease in same store retail unit sales. The same store decrease is due to a decline at our premium and domestic brand dealerships, offset in part by growth in our volume foreign brands.
Revenues
     New vehicle retail sales revenue increased $158.5 million, or 12.7%, from 2004 to 2005. The increase is due to a $161.1 million increase from net dealership acquisitions during the period offset by a $2.6 million, or 0.2%, decrease in same store revenues. The same store revenue decrease is due to the 2.2% decrease in retail unit sales, which decreased revenue by $26.5 million, offset by a $631, or 2.0%, increase in comparative average selling prices per unit, which increased revenue by $23.9 million.
Gross Profit
     Retail gross profit from new vehicle sales increased $15.6 million, or 14.6%, from 2004 to 2005. The increase is due to a $16.3 million increase from net dealership acquisitions during the period, offset by a $0.7 million, or 0.7%, decrease in same store gross profit. The same store decrease is due to the 2.2% decrease in new retail unit sales, which decreased gross profit by $2.3 million, offset by a $42, or 1.5%, increase in average gross profit per new vehicle retailed, which increased gross profit by $1.6 million.

Used Vehicle Data			2005 vs. 2004
	2005	2004	Change	% Change
Used retail unit sales	21,745	20,774	971	4.7%
Same store used retail unit sales	19,501	20,437	(936)	(4.6%)

Used retail sales revenue	$549.9	$497.9	$52.0	10.4%
Same store used retail sales revenue	$488.3	$490.2	$(1.9)	(0.4%)

Used retail sales revenue per unit	$25,289	$23,967	$1,322	5.5%
Same store used retail sales revenue per unit	$25,040	$23,986	$1,054	4.4%

Gross profit — used	$51.0	$44.2	$6.8	15.4%
Same store gross profit — used	$46.1	$43.5	$2.6	6.0%

Average gross profit per used vehicle retailed	$2,347	$2,127	$220	10.3%
Same store average gross profit per used vehicle retailed	$2,364	$2,128	$236	11.1%

Gross margin % — used	9.3%	8.9%	0.4%	4.5%
Same store gross margin % — used	9.4%	8.9%	0.5%	5.6%
Units
     Retail unit sales of used vehicles increased 971 units, or 4.7%, from 2004 to 2005. The increase is due to a 1,907 unit increase from net dealership acquisitions during the period, offset by a 936 unit, or 4.6%, decrease in same store used retail unit sales. We believe that the same store decrease was due in part to the continued challenging used vehicle market in all brands in the U.S. during the first quarter of 2005, based in part on the relative affordability of new vehicles due to continued incentive spending by certain manufacturers.
Revenues
     Used vehicle retail sales revenue increased $52.0 million, or 10.4%, from 2004 to 2005. The increase is due to a $53.9 million increase from net dealership acquisitions during the period, offset in part by a $1.9 million, or 0.4%, decrease in same store revenues. The same store revenue decrease is due to the 4.6% decrease in retail unit sales, which decreased revenue by $22.5 million, offset by a $1,054, or 4.4%, increase in comparative average selling prices per vehicle which increased revenue by $20.6 million.
Gross Profit
     Retail gross profit from used vehicle sales increased $6.8 million, or 15.4%, from 2004 to 2005. The increase is due to a $4.2 million increase from net dealership acquisitions during the period, coupled with a $2.6 million, or 6.0%, increase in same store gross profit. The increase in same store gross profit is due to a $236, or 11.1%, increase in average gross profit per used vehicle retailed, which increased gross profit by $4.6 million, offset by the 4.6% decrease in used retail unit sales, which decreased gross profit by $2.0 million.

Finance and Insurance Data			2005 vs. 2004
	2005	2004	Change	% Change
Total retail unit sales	64,492	59,953	4,539	7.6%
Total same store retail unit sales	57,406	59,178	(1,772)	(3.0%)

Finance and insurance revenue	$56.3	$49.7	$6.6	13.3%
Same store finance and insurance revenue	$51.9	$49.5	$2.4	4.9%

Finance and insurance revenue per unit	$873	$830	$43	5.2%
Same store finance and insurance revenue per unit	$904	$836	$68	8.1%
     Finance and insurance revenue increased $6.6 million, or 13.3%, from 2004 to 2005. The increase is due to a $4.2 million increase from net dealership acquisitions during the period, coupled with a $2.4 million, or 4.9%, increase in same store revenues. The same store revenue increase is due to a $68, or 8.1%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $3.9 million, offset by the 3.0% decrease in retail unit sales, which decreased revenue by $1.5 million. Approximately $20 of the $68 increase in comparative average finance and insurance revenue per unit was due to our Sirius Satellite Radio promotion agreement.

Service and Parts Data			2005 vs. 2004
	2005	2004	Change	% Change
Service and parts revenue	$272.5	$226.8	$45.7	20.1%
Same store service and parts revenue	$238.2	$222.6	$15.6	7.0%

Gross profit	$147.6	$123.2	$24.4	19.8%
Same store gross profit	$128.9	$121.1	$7.8	6.4%

Gross margin	54.2%	54.3%	(0.1%)	(0.2%)
Same store gross margin	54.1%	54.4%	(0.3%)	(0.6%)
Revenues
     Service and parts revenue increased $45.7 million, or 20.1%, from 2004 to 2005. The increase is due to a $30.1 million increase from net dealership acquisitions during the period coupled with a $15.6 million, or 7.0%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of the length of warranty programs offered by certain manufacturers and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.
Gross Profit
     Service and parts gross profit increased $24.4 million, or 19.8%, from 2004 to 2005. The increase is due to a $16.6 million increase from net dealership acquisitions during the period coupled with a $7.8 million, or 6.4%, increase in same store gross profit. The same store gross profit increase is due to the $15.6 million, or 7.0%, increase in revenues, which increased gross profit by $8.4 million, offset by a 0.6% decrease in gross margin, which decreased gross profit by $0.6 million.
Selling, General and Administrative
     Selling, general and administrative “SG&A” expenses increased $45.9 million, or 17.7%, from $259.7 million to $305.6 million. The aggregate increase is primarily due to a $33.3 million increase from net dealership acquisitions during the period coupled with a $12.6 million, or 4.9%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 3.8% increase in retail gross profit over the prior year, coupled with increased rent and other costs. SG&A expenses increased as a percentage of total revenue from 11.8% to 12.3% and increased as a percentage of gross profit from 79.8% to 80.7%.

Depreciation and Amortization
     Depreciation and amortization increased $2.1 million, or 24.7%, from $8.2 million to $10.3 million. The increase is due to a $1.0 million increase from net dealership acquisitions during the period coupled with a $1.1 million, or 14.4% increase in same store depreciation and amortization. The same store increase is due in large part to our facility improvement and expansion program.
Floor Plan Interest Expense
     Floor plan interest expense increased $0.6 million, or 4.4%, from $12.7 million to $13.3 million. The increase is due to a $1.4 million increase from net dealership acquisitions during the period, offset by a $0.8 million, or 6.1%, decrease in same store floor plan interest expense. The same store decrease is primarily due to a decrease in our weighted average borrowing rate during 2005 compared to 2004, due in large part to the impact of our interest rate swaps.
Other Interest Expense
     Other interest expense increased $0.7 million, or 6.6%, from $10.8 million to $11.5 million. The increase is due primarily to an increase in our weighted average borrowing rate during 2005 versus 2004, offset in part by a decrease in outstanding indebtedness in 2005 versus 2004.
Income Taxes
     Income taxes increased $0.8 million, or 5.8%, from $13.2 million to $14.0 million. The increase is due primarily to an increase in pre-tax income compared with 2004, offset in part by a reduction in our effective rate resulting from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate.
Liquidity and Capital Resources
     Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of March 31, 2005, we had working capital of $173.7 million, including $19.9 million of cash available to fund the Company’s operations and capital commitments. In addition, we had $267.5 million and £74.0 million ($142.0 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, which are each discussed below.
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
Inventory Financing
     We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in prime or LIBOR borrowing rates. Total outstanding borrowings under floor plan arrangements amounted to $1,239.5 million as of March 31, 2005, of which $350.5 million related to inventory held by our U.K. subsidiaries.
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

     The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2005, we were in compliance with all covenants under the U.S. Credit Agreement, and management believes the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.
     The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2005, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $298.0 million and $34.5 million, respectively.
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
     The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2005, we were in compliance with all covenants under the U.K. Credit Agreement, and management believes that the Company will remain in compliance with such covenants for the foreseeable future. In making such determination, management has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
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
Interest Rate Swaps
     We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of March 31, 2005, we expect approximately $4.5 million of interest associated with the swap to be reclassified as a charge to income over the next twelve months.

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
Cash Flows
     We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Historically, we reported all cash flows arising in connection with changes in floor plan notes payable as an operating activity. We have reclassified floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade, and have reclassified related cash flows as a financing activity to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” As a result, the Consolidated Statement of Cash Flows has been restated, resulting in a $15.1 million increase in cash flows from continuing operating activities and a corresponding decrease in cash flows from continuing financing activities for the three months ended March 31, 2005 and an $8.2 million decrease in cash flows from continuing operating activities and a corresponding increase in cash flows from continuing financing activities for the three months ended March 31, 2005.
     Cash and cash equivalents increased by $4.7 million and $2.7 million during the three months ended March 31, 2005 and 2004, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
     Cash provided by operating activities was $47.3 million and $5.1 million during the three months ended March 31, 2005 and 2004, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. In 2005, operating cash flows includes $10.5 million as a result of the net sale of two million shares of Sirius Satellite Radio common stock. We acquired these shares by exercising two million warrants earned throughout 2004 under our agreement with Sirius Satellite Radio.
     We believe that changes in aggregate floor plan liabilities are directly linked to changes in vehicle inventory and therefore, are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided below a reconciliation of cash flow from operating activities as reported in our Consolidated Condensed Statement of Cash Flows as if all changes in vehicle floor plan were classified as an operating activity.

	Three Months Ended March 31,
	2005	2004
Net cash from continuing operating activities as reported	$47,305	$5,139
Floor plan notes payable — non-trade as reported	(15,088)	8,166

Net cash from continuing operating activities including all floor plan notes payable	$32,217	$13,305

Cash Flows from Continuing Investing Activities
     Cash used in investing activities was $39.4 million and $47.1 million during the three months ended March 31, 2005 and 2004, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $49.1 million and $48.4 million during the three months ended March 31, 2005 and 2004, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $40.7 million and $3.8 million during the three months ended March 31, 2005 and 2004, respectively. Cash used in business acquisitions, net of cash acquired, was $31.0 million and $2.5 million during the three months ended March 31, 2005 and 2004, respectively.
Cash Flows from Continuing Financing Activities
     Cash provided by financing activities was $7.4 million and $47.3 million during the three months ended March 31, 2005 and 2004, respectively. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, and dividends. We had net borrowings of long-term debt of $27.0 million during the three months ended March 31, 2005 and net repayments of long-term debt of $79.4 million during the three months ended March 31, 2004. We had net repayments of floor plan notes payable non-trade of $15.1 million during the three months ended March 31, 2005 and net borrowings of floor plan notes payable non-trade of $8.2 million the three months ended March 31, 2004. During the three months ended March 31, 2005 and 2004 we received proceeds of $0.6 million and $122.7 million, respectively from the issuance of common stock. During the three months ended March 31, 2005 and 2004, we paid $5.1 million and $4.1 million, respectively, of cash dividends to our stockholders.

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

Other Transactions
     We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and Automotive Group Realty II, LLC (together “AGR”), wholly-owned subsidiaries of Penske Corporation. From time to time we may sell AGR real property and improvements which are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price which is independently confirmed by a third party appraiser. We did not sell any property to AGR during the three months ended March 31, 2005.
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
Forward Looking Statements
     This quarterly report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
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
     Foreign Currency Exchange Rates. As of March 31, 2005, we have invested in franchised dealership operations in the U.K., Germany, and Mexico. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $78.0 million change to our revenues for the three months ended March 31, 2005.
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

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported in a timely fashion. Based on the first quarter evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2005. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal controls over financial reporting that occurred during our first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we have considered the restatement of our Consolidated Condensed Balance Sheets and Consolidated Condensed Statements of Cash Flows to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” and have concluded that such restatement does not represent a material weakness in our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 31, 2005, we are not a party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
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
Item 6. Exhibits

10.1	VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, us, Transportation Resource Partners, LP, Penske Truck Leasing Co., L.P. and Opus Ventures General Partner Limited (incorporated by reference to our originally filed Form 10-Q on May 5, 2005).

10.2	Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, us, Transportation Resource Advisors, LLC, Penske Truck Leasing Co., L.P. and Opus Ventures General Partner Limited (incorporated by reference to our originally filed Form 10-Q on May 5, 2005).

31	Rule 13a-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

Date: January 23, 2006

By:	/s/ Roger S. Penske

Roger S. Penske
Chief Executive Officer

Date: January 23, 2006

By:	/s/ James R. Davidson

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits
Number:	Description
10.1	VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, us, Transportation Resource Partners, LP, Penske Truck Leasing Co., L.P. and Opus Ventures General Partner Limited (incorporated by reference to our originally filed Form 10-Q on May 5, 2005).

10.2	Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, us, Transportation Resource Advisors, LLC, Penske Truck Leasing Co., L.P. and Opus Ventures General Partner Limited (incorporated by reference to our originally filed Form 10-Q on May 5, 2005).

31	Rule 13a-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certifications.