Form 10-Q/A
period 2005-06-30
UNITED AUTO GROUP INC
filed 2006-01-23
CIK 1019849

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
(248) 648-2500
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of August 1, 2005, there were 46,842,612 shares of common stock outstanding.

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
     The changes in presentation have no effect on net income, earnings per share, stockholder’s equity or our conclusion that our disclosure controls and procedures were effective as of June 30, 2005. All other information in this amendment is as of the date of the original filing and does not reflect any subsequent information or events occurring after the date of the original filing.

PART I
Financial Statements and Supplementary Data
UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005 (Restated)*	2004 (Restated)*

	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$11,064	$15,187
Accounts receivable, net	408,433	356,625
Inventories, net	1,271,904	1,252,358
Other current assets	60,169	44,315
Assets of discontinued operations	94,969	148,921

Total current assets	1,846,539	1,817,406
Property and equipment, net	430,418	406,783
Goodwill	1,040,242	1,038,647
Franchise value	184,736	183,084
Other assets	70,312	86,881

Total Assets	$3,572,247	$3,532,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$885,444	$876,758
Floor plan notes payable-non-trade	283,016	320,782
Accounts payable	254,667	213,851
Accrued expenses	206,693	188,381
Current portion of long-term debt	3,561	11,367
Liabilities of discontinued operations	53,459	92,553

Total current liabilities	1,686,840	1,703,692
Long-term debt	604,576	574,970
Other long-term liabilities	182,363	179,104

Total Liabilities	2,473,779	2,457,766

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 51,463 shares issued, including 4,859 treasury shares, at June 30, 2005; 51,333 shares issued, including 4,850 treasury shares, at December 31, 2004	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	719,134	716,273
Retained earnings	351,812	305,881
Unearned compensation	(3,505)	(4,587)
Accumulated other comprehensive income	31,022	57,463

Total Stockholders’ Equity	1,098,468	1,075,035

Total Liabilities and Stockholders’ Equity	$3,572,247	$3,532,801

See Notes to Consolidated Condensed Financial Statements
*  See Note 1

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share amounts)
Revenues
New vehicle	$1,589,160	$1,316,925	$2,991,973	$2,561,238
Used vehicle	582,894	503,912	1,132,798	1,001,766
Finance and insurance, net	61,038	49,738	117,339	99,480
Service and parts	280,749	229,594	553,254	456,347
Fleet and wholesale vehicle	229,972	186,157	440,566	367,357

Total revenues	2,743,813	2,286,326	5,235,930	4,486,188
Cost of sales:
New vehicle	1,451,409	1,204,413	2,731,570	2,341,647
Used vehicle	529,573	459,185	1,028,452	912,848
Service and parts	127,206	104,770	252,099	208,355
Fleet and wholesale vehicle	229,900	185,580	439,516	365,513

Total cost of sales	2,338,088	1,953,948	4,451,637	3,828,363

Gross profit	405,725	332,378	784,293	657,825
Selling, general and administrative expenses	318,059	256,968	623,704	516,619
Depreciation and amortization	10,404	8,542	20,677	16,782

Operating income	77,262	66,868	139,912	124,424
Floor plan interest expense	(14,201)	(10,511)	(27,481)	(23,236)
Other interest expense	(12,308)	(10,052)	(23,789)	(20,817)
Other income	—	6,611	—	6,611

Income from continuing operations before minority interests and income taxes	50,753	52,916	88,642	86,982
Minority interests	(621)	(502)	(764)	(822)
Income taxes	(18,725)	(20,549)	(32,707)	(33,770)

Income from continuing operations	31,407	31,865	55,171	52,390
Income from discontinued operations, net of tax	1,789	1,138	917	817

Net income	$33,196	$33,003	$56,088	$53,207

Basic earnings per share:
Continuing operations	$0.68	$0.69	$1.19	$1.20
Discontinued operations	0.04	0.02	0.02	0.02
Net income	$0.72	$0.72	$1.21	$1.21
Shares used in determining basic earnings per share	46,412	45,897	46,386	43,816
Diluted earnings per share:
Continuing operations	$0.67	$0.68	$1.17	$1.18
Discontinued operations	0.04	0.02	0.02	0.02
Net income	$0.71	$0.71	$1.19	$1.19
Shares used in determining diluted earnings per share	47,041	46,565	47,025	44,548
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2005	2004
	(Restated)*	(Restated)*
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$56,088	$53,207
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	20,677	16,782
Amortization of unearned compensation	1,261	766
Undistributed earnings of equity method investments	(1,251)	(1,723)
Income from discontinued operations, net of tax	(917)	(817)
Gain on sale of investment	—	(6,611)
Minority interests	764	822
Changes in operating assets and liabilities:
Accounts receivable	(40,256)	3,011
Inventories	29,403	(78,551)
Floor plan notes payable	(23,407)	47,409
Accounts payable and accrued expenses	53,723	36,517
Other	7,038	(11,080)

Net cash from continuing operating activities	103,123	59,732

Investing Activities:
Purchase of equipment and improvements	(101,380)	(90,721)
Proceeds from sale-leaseback transactions	53,275	13,374
Dealership acquisitions, net	(48,201)	(3,715)
Proceeds from sale of investment	—	7,703

Net cash from continuing investing activities	(96,306)	(73,359)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	120,000	56,000
Repayments under U.S. Credit Agreement	(75,800)	(168,000)
Net borrowings (repayments) of other long-term debt	(14,806)	4,980
Net borrowings (repayments) of floor plan notes payable — non-trade	(48,307)	917
Proceeds from issuance of common stock	2,181	127,343
Dividends	(10,157)	(8,734)

Net cash from continuing financing activities	(26,889)	12,506

Discontinued Operations:
Net cash from discontinued operating activities	559	8,812
Net cash from discontinued investing activities	23,365	4,989
Net cash from discontinued financing activities	(7,975)	(3,743)

Net cash from discontinued operations	15,949	10,058

Net increase (decrease) in cash and cash equivalents	(4,123)	8,937
Cash and cash equivalents, beginning of period	15,187	13,238

Cash and cash equivalents, end of period	$11,064	$22,175

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$50,738	$44,536
Income taxes	12,531	5,136
Seller financed debt	5,300	—
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

Basis of Presentation
      The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The information presented as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004 is unaudited, but includes all adjustments which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, which were included as part of the Company’s Annual Report on Form 10-K/A.
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
Balance Sheet and Cash Flows
      Subsequent to the issuance of the Company’s June 30, 2005 financial statements, the Company’s management determined that certain information in the Consolidated Condensed Balance Sheets and Condensed Consolidated Statements of Cash Flows should be restated and reclassified for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been reclassified as floor plan notes payable—non-trade on the Consolidated Condensed Balance Sheets, and related cash flows have been reclassified from operating activities to financing activities on the Consolidated Condensed Statement of Cash Flows. Consistent with industry practice, the Company previously reported all cash flow information relating to floor plan notes payable as operating cash flows. In addition, the Company has made certain additional changes within the Consolidated Condensed Statements of Cash Flows relating to cash flows from discontinued operations and activity under the U.S. Credit Agreement to conform to the presentation in its September 30, 2005 financial statements. A summary of the significant effects of the restatement are as follows:

	June 30,	December 31,
	2005	2004

Floor Plan notes payable as previously reported	$1,168,460	$1,197,540
Reclassification of floor plan notes payable — non-trade	(283,016)	(320,782)

Reported floor plan notes payable	$885,444	$876,758

Floor Plan notes payable — non-trade as previously reported	$—	$—
Reclassification of floor plan notes payable — non-trade	283,016	320,782

Reported floor plan notes payable — non-trade	$283,016	$320,782

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,

	2005	2004

Net cash from continuing operating activities as previously reported	$54,816	$60,649
Reclassification of floor plan notes payable — non-trade	48,307	(917)

Reported net cash from continuing operating activities	$103,123	$59,732

Net cash from continuing financing activities as previously reported	$21,418	$11,589
Reclassification of floor plan notes payable — non-trade	(48,307)	917

Reported net cash from continuing financing activities	$(26,889)	$12,506

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

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenues	n/a	$2,356,000	$5,245,923	$4,627,197
Income from continuing operations	n/a	32,000	55,229	52,648
Net income	n/a	33,138	56,146	53,465
Net income per diluted common share	n/a	$0.71	$1.19	$1.20

4.	Floor Plan Notes Payable
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
      The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of June 30, 2005, the Company expects approximately $2,085 of interest associated with the swap to be reclassified as a charge to income over the next twelve months.

8.	Commitments and Contingent Liabilities
      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 30, 2005, the Company is not party to any legal proceeding, including class action lawsuits to which it is a party, that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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

UNITED AUTO GROUP, INC.
Consolidating Condensed Balance Sheet
(Unaudited)
June 30, 2005
(Restated)

					Non-Wholly Owned Guarantor Subsidiaries

							UAG
			United			UAG	Mentor	UAG	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Cash and cash equivalents	$11,064	$—	$6,397	$—	$—	$786	$539	$967	$2,375
Accounts receivable, net	408,433	(38,183)	38,183	269,597	10,446	5,548	2,233	1,946	118,663
Inventories, net	1,271,904	—	—	801,964	28,055	24,048	6,321	3,470	408,046
Other current assets	60,169	—	5,232	26,273	653	30	3	23	27,955
Assets of discontinued operations	94,969	—	—	94,969	—	—	—	—	—

Total current assets	1,846,539	(38,183)	49,812	1,192,803	39,154	30,412	9,096	6,406	557,039
Property and equipment, net	430,418	—	4,398	252,086	6,199	3,446	1,799	3,767	158,723
Intangible assets	1,224,978	—	—	863,204	68,281	20,738	3,722	—	269,033
Other assets	70,312	(1,033,745)	1,050,175	20,779	149	110	—	—	32,844

Total Assets	$3,572,247	$(1,071,928)	$1,104,385	$2,328,872	$113,783	$54,706	$14,617	$10,173	$1,017,639

Floor plan notes payable	$885,444	$—	$—	$573,478	$11,429	$8,957	$5,712	$—	$285,868
Floor plan notes payable — Non-Trade	283,016	—	—	189,377	11,505	10,911	—	3,725	67,498
Accounts payable	254,667	—	4,744	108,895	6,562	1,877	418	2,660	129,511
Accrued expenses	206,693	(38,183)	1,173	48,870	27,834	12,637	2,135	412	151,815
Current portion of long-term debt	3,561	—	—	3,561	—	—	—	—	—
Liabilities of discontinued operations	53,459	—	—	53,459	—	—	—	—	—

Total current liabilities	1,686,840	(38,183)	5,917	977,640	57,330	34,382	8,265	6,797	634,692
Long-term debt	604,576	—	—	361,801	63,151	21,361	3,842	3,119	151,302
Other long-term liabilities	182,363	—	—	166,074	10,907	1,071	3,727	77	507

Total Liabilities	2,473,779	(38,183)	5,917	1,505,515	131,388	56,814	15,834	9,993	786,501
Total Stockholders’ Equity	1,098,468	(1,033,745)	1,098,468	823,357	(17,605)	(2,108)	(1,217)	180	231,138

Total Liabilities and Stockholders’ Equity	$3,572,247	$(1,071,928)	$1,104,385	$2,328,872	$113,783	$54,706	$14,617	$10,173	$1,017,639

UNITED AUTO GROUP, INC.
Consolidating Condensed Balance Sheet
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

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Three Months Ended June 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries

			United				UAG	UAG
			Auto			UAG	Mentor	Central	Non-
	Total		Group,	Guarantor	HBL	Connecticut I,	Acquisition	NJ,	Guarantor
	Company	Eliminations	Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$2,743,813	$—	$—	$1,740,183	$72,462	$42,817	$14,641	$11,057	$862,653
Cost of sales	2,338,088	—	—	1,480,976	59,022	35,831	12,666	9,628	739,965

Gross profit	405,725	—	—	259,207	13,440	6,986	1,975	1,429	122,688
Selling, general, and administrative expenses	318,059	—	3,160	202,170	10,399	5,250	1,470	893	94,717
Depreciation and amortization	10,404	—	537	5,953	235	113	50	68	3,448

Operating income (loss)	77,262	—	(3,697)	51,084	2,806	1,623	455	468	24,523
Floor plan interest expense	(14,201)	—	—	(9,643)	(294)	(330)	(68)	(29)	(3,837)
Other interest expense	(12,308)	—	—	(8,108)	(887)	(300)	(279)	(109)	(2,625)
Equity in earnings of subsidiaries	—	(67,137)	67,137	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	50,753	(67,137)	63,440	33,333	1,625	993	108	330	18,061
Minority interests	(621)	—	—	(346)	(97)	(119)	—	(59)	—
Income taxes	(18,725)	26,976	(25,490)	(13,369)	(653)	(399)	(43)	(133)	(5,614)

Income (loss) from continuing operations	31,407	(40,161)	37,950	19,618	875	475	65	138	12,447
Income from discontinued operations, net of tax	1,789	—	—	1,848	—	—	—	—	(59)

Net income (loss)	$33,196	$(40,161)	$37,950	$21,466	$875	$475	$65	$138	$12,388

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Six Months Ended June 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$5,235,930	$—	$—	$3,268,524	$124,478	$77,224	$26,872	$16,691	$1,722,141
Cost of sales	4,451,637	—	—	2,773,848	100,239	64,272	23,276	14,617	1,475,385

Gross profit	784,293	—	—	494,676	24,239	12,952	3,596	2,074	246,756
Selling, general, and administrative expenses	623,704	—	6,356	395,174	19,763	10,312	2,790	1,572	187,737
Depreciation and amortization	20,677	—	792	12,151	463	221	99	135	6,816

Operating income (loss)	139,912	—	(7,148)	87,351	4,013	2,419	707	367	52,203
Floor plan interest expense	(27,481)	—	—	(18,331)	(516)	(608)	(117)	(52)	(7,857)
Other interest expense	(23,789)	—	—	(15,226)	(1,798)	(597)	(557)	(222)	(5,389)
Equity in earnings of subsidiaries	—	(122,981)	122,981	—	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	88,642	(122,981)	115,833	53,794	1,699	1,214	33	93	38,957
Minority interests	(764)	—	—	(500)	(101)	(144)	—	(19)	—
Income taxes	(32,707)	51,564	(48,559)	(22,353)	(686)	(496)	(10)	(29)	(12,138)

Income (loss) from continuing operations	55,171	(71,417)	67,274	30,941	912	574	23	45	26,819
Income from discontinued operations, net of tax	917	—	—	1,098	—	—	—	—	(181)

Net income (loss)	$56,088	$(71,417)	$67,274	$32,039	$912	$574	$23	$45	$26,638

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Three Months Ended June 30, 2004

					Non-Wholly Owned Guarantor
					Subsidiaries

							UAG
			United			UAG	Mentor	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$2,286,326	$—	$—	$1,499,859	$65,885	$41,989	$14,806	$663,787
Cost of sales	1,953,948	—	—	1,278,277	54,584	35,413	13,052	572,622

Gross profit	332,378	—	—	221,582	11,301	6,576	1,754	91,165
Selling, general, and administrative expenses	256,968	—	3,442	166,732	8,655	4,715	1,447	71,977
Depreciation and amortization	8,542	—	290	5,424	402	123	51	2,252

Operating income (loss)	66,868	—	(3,732)	49,426	2,244	1,738	256	16,936
Floor plan interest expense	(10,511)	—	—	(7,643)	(176)	(164)	(38)	(2,490)
Other interest expense	(10,052)	—	—	(6,267)	(836)	(166)	(255)	(2,528)
Other income	6,611	—	—	—	—	—	—	6,611
Equity in earnings of subsidiaries	—	(56,617)	56,617	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	52,916	(56,617)	52,885	35,516	1,232	1,408	(37)	18,529
Minority interests	(502)	—	—	(265)	(72)	(165)	—	—
Income taxes	(20,549)	23,327	(21,789)	(14,673)	(508)	(580)	15	(6,341)

Income (loss) from continuing operations	31,865	(33,290)	31,096	20,578	652	663	(22)	12,188
Income from discontinued operations, net of tax	1,138	—	—	1,061	—	—	—	77

Net income (loss)	$33,003	$(33,290)	$31,096	$21,639	$652	$663	$(22)	$12,265

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Income
(Unaudited)
Six Months Ended June 30, 2004

					Non-Wholly Owned
					Guarantor Subsidiaries

							UAG
			United			UAG	Mentor	Non-
	Total		Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Total revenues	$4,486,188	$—	$—	$2,879,033	$122,934	$80,293	$27,086	$1,376,842
Cost of sales	3,828,363	—	—	2,449,474	101,903	67,785	23,807	1,185,394

Gross profit	657,825	—	—	429,559	21,031	12,508	3,279	191,448
Selling, general, and administrative expenses	516,619	—	6,302	337,014	16,591	9,462	2,727	144,523
Depreciation and amortization	16,782	—	558	10,755	652	243	102	4,472

Operating income (loss)	124,424	—	(6,860)	81,790	3,788	2,803	450	42,453
Floor plan interest expense	(23,236)	—	—	(17,465)	(357)	(306)	(73)	(5,035)
Other interest expense	(20,817)	—	—	(13,354)	(1,415)	(332)	(510)	(5,206)
Other income	6,611	—	—	—	—	—	—	6,611
Equity in earnings of subsidiaries	—	(93,935)	93,935	—	—	—	—	—

Income (loss) from continuing operations before minority interests and income taxes	86,982	(93,935)	87,075	50,971	2,016	2,165	(133)	38,823
Minority interests	(822)	—	—	(477)	(109)	(236)	—	—
Income taxes	(33,770)	43,217	(40,012)	(22,708)	(926)	(983)	66	(12,424)

Income (loss) from continuing operations	52,390	(50,718)	47,063	27,786	981	946	(67)	26,399
Income from discontinued operations, net of tax	817	—	—	850	—	—	—	(33)

Net income (loss)	$53,207	$(50,718)	$47,063	$28,636	$981	$946	$(67)	$26,366

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Cash Flows
(Unaudited)
Six Months Ended June 30, 2005
(Restated)

			Non-Wholly Owned Guarantor Subsidiaries

						UAG	UAG
		United			UAG	Mentor	Central	Non-
	Total	Auto	Guarantor	HBL	Connecticut I,	Acquisition	NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Net cash from continuing operating activities	$103,123	$(5,839)	$67,658	$3,476	$3,955	$747	$(272)	$33,398

Investing Activities:
Purchase of equipment and improvements	(101,380)	(1,402)	(59,917)	(621)	(4,501)	(83)	(89)	(34,767)
Proceeds from sale — leaseback transactions	53,275	—	32,713	—	3,251	—	—	17,311
Dealership acquisitions, net	(48,201)	—	(28,851)	—	—	—	—	(19,350)

Net cash from continuing investing activities	(96,306)	(1,402)	(56,055)	(621)	(1,250)	(83)	(89)	(36,806)

Financing Activities:
Net borrowings (repayments) of long-term debt	29,394	7,976	23,176	—	—	—	98	(1,856)
Net borrowings (repayments) of floor plan notes payable — non-trade	(48,307)	—	(43,016)	(956)	(2,905)	—	1,230	(2,660)
Proceeds from issuance of common stock	2,181	2,181	—	—	—	—	—	—
Distributions from (to) parent	—	—	(4,278)	(1,899)	(438)	(250)	—	6,865
Dividends	(10,157)	(10,157)	—	—	—	—	—	—

Net cash from continuing financing activities	(26,889)	—	(24,118)	(2,855)	(3,343)	(250)	1,328	2,349

Net cash from discontinued operations	15,949	—	12,515	—	—	—	—	3,434

Net increase (decrease) in cash
and cash equivalents	(4,123)	(7,241)	—	—	(638)	414	967	2,375
Cash and cash equivalents, beginning of period	15,187	13,638	—	—	1,424	125	—	—

Cash and cash equivalents, end of period	$11,064	$6,397	$—	$—	$786	$539	$967	$2,375

UNITED AUTO GROUP, INC.
Consolidating Condensed Statement of Cash Flows
(Unaudited)
Six Months Ended June 30, 2004
(Restated)

				Non-Wholly Owned Guarantor
				Subsidiaries

						UAG
		United			UAG	Mentor	Non-
	Total	Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In thousands)
Net cash from continuing operating activities	$59,732	$235	$38,897	$4,619	$(3,443)	$783	$18,641

Investing Activities:
Purchase of equipment and improvements	(90,721)	(686)	(34,102)	(14,155)	(642)	(60)	(41,076)
Proceeds from sale — leaseback transactions	13,374	—	13,374	—	—	—	—
Proceeds from sale of investment	7,703	—	—	—	—	—	7,703
Dealership acquisitions, net	(3,715)	—	(2,191)	—	—	—	(1,524)

Net cash from continuing investing activities	(73,359)	(686)	(22,919)	(14,155)	(642)	(60)	(34,897)

Financing Activities:
Net borrowings (repayments) of long-term debt	(107,020)	(118,609)	(17,466)	16,083	—	—	12,972
Net borrowings (repayments) of floor plan notes payable — non-trade	917	—	7,670	(2,901)	5,192	(269)	(8,775)
Proceeds from issuance of common stock	127,343	127,343	—	—	—	—	—
Distributions from (to) parent	—	—	(19,357)	(4,892)	(693)	(58)	25,000
Dividends	(8,734)	(8,734)	—	—	—	—	—

Net cash from continuing financing activities	12,506	—	(29,153)	8,290	4,499	(327)	29,197

Net cash from discontinued operations	10,058	—	12,739	—	—	—	(2,681)

Net increase (decrease) in cash and cash equivalents	8,937	(451)	(436)	(1,246)	414	396	10,260
Cash and cash equivalents, beginning of period	13,238	6,571	436	1,246	644	85	4,256

Cash and cash equivalents, end of period	$22,175	$6,120	$—	$—	$1,058	$481	$14,516

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward looking statements as a result of various factors. See “Forward Looking Statements.”
     Subsequent to the issuance of the Company’s June 30, 2005 financial statements, the Company’s management determined that certain information in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows should be restated and reclassified for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” Floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, have been reclassified as floor plan notes payable — non-trade on the Consolidated Balance Sheets, and related cash flows have been reclassified from operating activities to financing activities on the Consolidated Statement of Cash Flows. Consistent with industry practice, the Company previously reported all cash flow information relating to floor plan notes payable as operating cash flows. In addition, the Company has made certain additional changes relating to cash flows from discontinued operations and activity under the U.S. Credit Agreement to conform to the presentation in its September 30, 2005 financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of the restatement.
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

Impairment Testing
      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of the net book value of our franchises with their estimated fair value. If the value of a franchise exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. We also evaluate the remaining useful life of our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed at the “reporting unit” level. If the carrying amount of the goodwill attributable to a reporting unit is determined to exceed its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of the goodwill attributable to our reporting units is determined using a discounted cash flow approach which includes assumptions regarding revenue and profitability growth, residual values and the cost of capital. If future events and circumstances cause significant changes in the underlying assumptions which result in a reduction of our estimates of fair value, we may incur an impairment charge.

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
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of June 30, 2005, we had working capital of $118.2 million, including $11.1 million of cash, available to fund the Company’s operations and capital commitments. In addition, we had $266.5 million and £74.0 million ($133.6 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, which are each discussed below.
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
Inventory Finance
      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the financed vehicles. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less. The floor plan agreements grant a security interest in substantially all of the assets of our automotive dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in prime or LIBOR borrowing rates. Total outstanding borrowings under floor plan arrangements amounted to $1,168.5 million as of June 30, 2005, of which $309.0 million related to inventory held by our U.K. subsidiaries.

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

Interest Rate Swaps
      We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of June 30, 2005, we expect approximately $2.1 million of interest associated with the swap to be reclassified as a charge to income over the next twelve months.

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
Cash Flows
      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. Historically, we reported all cash flows arising in connection with changes in floor plan notes payable as an operating activity. We have restated and reclassified floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable non-trade, and have reclassified related cash flows as a financing activity to comply with the guidance under Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” As a result, the Consolidated Statement of Cash Flows has been restated, resulting in a $48.3 million increase in cash flows from continuing operating activities and a corresponding decrease in cash flows from continuing financing activities for the six months ended June 30, 2005 and a $0.9 million decrease in cash flows from continuing operating activities and a corresponding increase in cash flows from continuing financing activities for the six months ended June 30, 2005.
      Cash and cash equivalents decreased by $4.1 million and increased by $8.9 million during the six months ended June 30, 2005 and 2004, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities
      Cash provided by operating activities was $103.1 million and $59.7 million during the six months ended June 30, 2005 and 2004, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. In 2005, operating cash flows include $10.5 million as a result of the exercise of two million warrants of Sirius Satellite Radio and sale of the underlying stock. We acquired these shares by exercising two million warrants earned throughout 2004 under our agreement with Sirius Satellite Radio.
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

	Three Months Ended
	June 30,

	2005	2004

Net cash from continuing operating activities as reported	$103,123	$59,732
Floor plan notes payable — non-trade as reported	(48,307)	917

Net cash from continuing operating activities including all floor plan notes payable	$54,816	$60,649

Cash Flows from Continuing Investing Activities
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

Cash Flows from Continuing Financing Activities
      Cash used in financing activities was $26.9 million during the six months ended June 30, 2005 and cash provided by financing activities was $12.5 million during the six months ended June 30, 2004. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable — non-trade, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, and dividends. We had net borrowings of long-term debt of $29.4 million during the six months ended June 30, 2005 and net repayments of long-term debt of $107.0 million during the six months ended June 30, 2004. We had net repayments of floor plan notes payable — non-trade of $48.3 million during the six months ended June 30, 2005 and net borrowing of $0.9 million of floor plan notes payable — non-trade during the six months ended June 30, 2004. During the six months ended June 30, 2005 and 2004 we received proceeds of $2.2 million and $127.3 million, respectively from the issuance of common stock. During the six months ended June 30, 2005 and 2004, we paid $10.2 million and $8.7 million, respectively, of cash dividends to our stockholders.

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
      From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 30, 2005, we are not a party to any legal proceedings, including class action lawsuits to which we are a party, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 14, 2005.

(b)	Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management’s nominees listed in the proxy statement. Each of the twelve nominees listed in the proxy statement was elected.

(c)	The following matter was voted upon at the Annual Meeting:

1.	The election of twelve directors. The results of the vote follow:

Nominee	For	Withheld

John Barr	43,162,803	373,107
Michael R. Eisenson	42,977,235	558,675
James A. Hislop	39,230,141	4,305,769
Hiroshi Ishikawa	39,210,989	4,324,921
William Lovejoy	43,248,331	287,579
Kimberly J. McWaters	43,311,993	223,917
Eustace W. Mita	38,753,438	4,782,472
Lucio A. Noto	39,161,844	4,374,066
Roger S. Penske	39,133,344	4,402,566
Richard J. Peters	39,171,224	4,364,686
Ronald G. Steinhart	43,192,562	343,348
H. Brian Thompson	43,310,693	225,217

Item 6.	Exhibits

4.1	Fourth Supplemental Indenture dated as of May 17, 2005 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee (incorporated by reference to our originally filed Form 10-Q on August 8, 2005).
31	Rule 13a-14(a)/15(d)-14(a) Certifications.
32	Section 1350 Certifications.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.
Date: January 23, 2006

By:	/s/ Roger S. Penske

Roger S. Penske
Chief Executive Officer
Date: January 23, 2006

By:	/s/ James R. Davidson

James R. Davidson
Executive Vice President — Finance
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibits
Number:	Description

4.1	Fourth Supplemental Indenture dated as of May 17, 2005 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee (incorporated by reference to our originally filed Form 10-Q on August 8, 2005).
31	Rule 13a-14(a)/15(d)-14(a) Certifications.
32	Section 1350 Certifications.