Form 10-K
period 2005-12-31
UNITED AUTO GROUP INC
filed 2006-03-16
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-12297
United Auto Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3086739 (I.R.S. Employer Identification No.)

2555 Telegraph Road Bloomfield Hills, Michigan (Address of principal executive offices)	48302-0954 (Zip Code)
Registrant’s telephone number, including area code (248) 648-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Voting Common Stock, par value $0.0001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☑
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
         The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2005 was $598,379,113.
         As of March 9, 2006, there were 46,885,491 shares of voting common stock outstanding.
Documents Incorporated by Reference
         Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2006 Annual Meeting of the Stockholders to be held May 3, 2006 are incorporated by reference into Part III, Items 10-14.

i

PART I

Item 1.	Business
      We are the second largest automotive retailer in the United States as measured by total revenues and have the highest concentration of revenues from foreign and premium brands among the publicly-traded automotive retailers. As of March 1, 2006, we owned and operated 171 franchises in the United States and 123 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands, with 90% of our total revenue in 2005 generated from the sales of foreign brands such as BMW, Honda, Lexus, Mercedes and Toyota. Sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, represented 58% of our total revenue. In addition to selling new and used vehicles, we offer a full range of maintenance and repair services, and we facilitate the sale of third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
      We benefit from our diversified revenue stream, which we believe helps to mitigate the historical cyclicality found in some other automotive sectors. Revenues from higher margin service and parts sales are typically less cyclical than retail vehicle sales, and constitute the largest part of our gross profit. The following graphic shows the percentage of our revenues by product area along with each product area’s contribution to our overall gross profit in 2005:

Revenue Mix	Gross Profit Mix

Business Strategy
      Our strategy is to sell and service the finest automotive brands in premium facilities. We believe offering our customers superior customer service in a premium location fosters a long-term relationship, which helps generate repeat and referral business, particularly in our higher-margin service and parts business. We believe our focus on developing a loyal customer base has helped to increase our profitability and generate additional service and parts sales. In addition, our large number of dealerships, geographically concentrated by region, allows us to achieve cost savings and implement best practices, while also providing access to a broad base of potential acquisitions.
     Offer Outstanding Brands in World Class Facilities
      We have the highest concentration of revenues from foreign and premium brands among the publicly-traded automotive retailers. We believe our brand mix should help us to improve same-store revenue and gross profits, as we believe premium and foreign brands should continue to gain market share and generate higher service and parts revenue.

      The following chart reflects our percentage of total revenues by brand in 2005:
      We sell and service these brands in our world-class facilities. We believe offering these outstanding brands in world-class facilities drives repeat and referral business, particularly in our higher margin service and parts operations. Where advantageous, we attempt to aggregate our dealerships in a campus or group setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of our brands at the location. This strategy also creates an opportunity to reduce personnel expenses, consolidate advertising and administrative expenses and leverage additional operating expenses over a larger base of dealerships.
      The following is a list of our larger dealership campuses or groups:

Location	Square Feet	Franchises

North Scottsdale, Arizona	450,000	Acura, Audi, BMW, Jaguar, Land Rover, MINI, Porsche, Volkswagen, Volvo
Scottsdale, Arizona	132,000	Aston Martin, Audi, Bentley, Ferrari, Jaguar, Land Rover, Lexus, Maserati, Rolls-Royce
San Diego, California	348,000	Acura, Aston Martin, BMW, Jaguar, Lexus, Maybach, Mercedes-Benz, Scion, Toyota
Fayetteville, Arkansas	122,000	Acura, Chevrolet, Honda, HUMMER, Scion, Toyota
Tyson’s Corner, Virginia	191,000	Audi, Aston Martin, Maybach, Mercedes-Benz, Porsche
Inskip, Rhode Island*	319,000	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, Nissan, Porsche, Volvo
Turnersville, New Jersey*	303,000	Acura, BMW, Chevrolet, Honda, HUMMER, Hyundai, Nissan, Scion, Toyota

*	Currently undergoing renovation
      Our Scottsdale 101 Auto Mall, the nation’s largest premium automobile shopping destination, features nine separate showrooms and franchises with over 450,000 square feet of facilities. Typically, customers may choose from an inventory of over 1,500 new and used vehicles, and have access to approximately 250 service bays with service capacity of approximately 1,000 vehicles per day. This campus also features an on/off road test course where customers may experience the uniqueness of the brands offered. We will continue to evaluate other opportunities to aggregate our dealerships in order to reap the benefits of a destination location.
     Expand Revenues at Existing Locations and Increase Higher-Margin Businesses
      We aim to increase our existing business by generating additional revenue at existing dealerships, with a particular focus on developing our higher-margin businesses such as the sale of finance, insurance and other products, service and parts sales and collision repair services.
      Increase Same-Store Sales. We believe our emphasis on improving customer service and upgrading our facilities should result in continued increases in same-store sales. We generally offer premium showrooms and displays, and in recent years, have added numerous additional service bays and modernized many of our facilities. We believe these factors have helped to generate 2005 same-store retail revenue increases of 5.1% for new vehicles, 4.1% for used vehicles, 9.2% for finance and insurance and 7.6% for service and parts.
      Grow Finance, Insurance and Other Aftermarket Revenues. Each sale of a vehicle provides us the opportunity to assist in financing the sale, sell the customer a third party extended service contract or insurance product, or sell other aftermarket products, such as entertainment systems, security systems, satellite radio and protective coatings. In order to improve our finance and insurance business, we focus on enhancing and standardizing our salesperson training program, increasing our product offerings and standardizing our selling process.
      Expand Service and Parts and Collision Repair Revenues. In recent years, we have added numerous service bays at our dealerships in an effort to expand this higher-margin segment of our business. Unlike independent service shops, our dealerships are able to perform manufacturer warranty work. We believe that our premium brand-mix and the complexity of today’s vehicles, together with our focus on customer service and superior facilities, contribute to our service and parts revenue increases.
      We also operate 27 collision repair centers. As each of these is operated as an integral part of our dealership operations, the repair centers benefit from the dealerships’ repeat and referral business.
     Continue Targeted U.S. Acquisitions
      We believe that attractive acquisition opportunities exist in the United States for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The U.S. automotive retail market provides us with significant growth opportunities as the top ten industry participants represented less than 10% of new vehicle industry sales in 2004. We seek to acquire dealerships with high growth automotive brands in highly concentrated or rapidly growing demographic areas and significant earnings growth potential. We focus both on larger dealership operations that will benefit from our management assistance, manufacturer relations and scale of operations, as well as individual dealerships that can be effectively integrated into our existing operations.
     Pursue Additional Diversification Outside the U.S.
      One of the unique attributes of our operations versus our peers is our diversification outside the U.S. Approximately 30% of our consolidated revenue for 2005 was generated from operations located outside the United States and Puerto Rico, predominately in the United Kingdom. For the year ended December 31, 2005, the United Kingdom was the second largest automotive market in Western Europe, with retail sales of nearly 2.4 million vehicles. Dealerships in the United Kingdom are typically smaller than those in the United States while offering similar services to customers. Our brand mix in the United Kingdom is largely premium. As of December 31, 2005, we were the largest volume Audi, BMW and Lexus, and the second largest volume Mercedes Benz and Toyota, dealer in this market. Additionally, we operate a number of dealerships in Germany, some in the form of joint ventures with strong local partners, which sell and service Aston Martin, Audi, BMW, Ferrari, MINI, Toyota, Lexus, Volkswagen and other premium brands. We believe attractive acquisition opportunities exist in the United Kingdom and Germany, similar to those available in the United States.

     Strengthen Customer Loyalty
      Our ability to generate and maintain repeat and referral business depends on our ability to deliver superior customer service. We believe that customer loyalty contributes directly to increases in same-store sales. By offering outstanding brands in world-class facilities, “one-stop” shopping convenience, competitive pricing and a well-trained and knowledgeable sales staff, we aim to establish lasting relationships with our customers, which enhances our reputation in the community and creates the opportunity for significant repeat and referral business. Our low and steadily decreasing employee turnover has been critical to furthering our customer relationships. Additionally, we monitor customer satisfaction data accumulated by manufacturers to track the performance of dealership operations and use it as a factor in determining the compensation of general managers and sales and service personnel in our dealerships.
     Maintain Diversified Revenue Stream and Variable Cost Structure
      We believe that our diversified revenue mix may mitigate the historical cyclicality found in some automotive sectors and that demand for our higher-margin service and parts business is less affected by economic cycles than demand for new vehicles, as consumers are likely to continue to purchase used vehicles and service their vehicles in spite of difficult economic times. Our dealership operations are also diversified both in terms of the brands of vehicles they offer and geographic location, as we operate 171 dealerships in the U.S. and also have 123 non-U.S. dealerships, predominately in the United Kingdom. A significant percentage of our operating expenses are variable, such as sales compensation, floor plan interest expense (inventory-secured financing) and advertising, which we believe we can adjust over time to reflect economic trends. Currently, gross profit generated from our service and parts business absorbs a substantial portion of our fixed expenses, excluding salespersons’ compensation and advertising.
     Leverage Scale and Implement “Best Practices”
      We aim to build scale in many of the markets where we have dealership operations. Our desire is to reduce or eliminate redundant operating costs such as marketing and advertising, accounting, information technology systems and general administrative costs. Our scale also assists in managing inventory across dealerships. In addition, we leverage our industry knowledge and experience to foster communication and cooperation between like brand dealerships throughout our organization. Senior management and dealership management meet regularly to review the operating performance of our dealerships, examine industry trends and, where appropriate, implement specific operating improvements. Key financial information is discussed and compared to other dealerships across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization so that each of our dealerships can benefit from the successes of our other dealerships and the knowledge and experience of our senior management.
Industry Overview
      With revenues of approximately $1 trillion per year, the automotive retail industry is the largest retail trade sector in the United States. The majority of automotive retail sales in 2005 were generated by the approximately 22,000 U.S. new franchised dealerships, producing revenues of approximately $700 billion. This accounted for over 25% of the total U.S. retail sales in 2005. The industry is highly fragmented and largely privately held, with the publicly held automotive retail groups accounting for approximately 7% of the total industry revenue.
      Of the close to $700 billion in U.S. franchised dealer aggregate annual sales, new vehicle sales represent approximately 60% and used vehicle sales represent approximately 28%. In addition to new and used vehicles, dealerships offer a wide range of higher-margin products and services, including service and repair work, replacement parts, third party extended service contracts, financing and credit insurance, which collectively represent the remaining 12% of total industry revenues.
      According to industry data, the number of U.S. franchised dealerships has declined from approximately 24,000 in 1990 to approximately 22,000 today. Although significant consolidation has already taken place, the industry today remains highly fragmented, with approximately 93% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. We believe that further consolidation in the industry is likely due to increased capital requirements of dealerships, the limited number of viable alternative exit strategies for dealership owners and the desire of certain manufacturers to strengthen their brand identity by consolidating their franchised dealerships. According to industry data, the United Kingdom represents the second largest vehicle market in Western Europe with approximately $125 billion in aggregate annual new vehicle, used vehicle and service and parts sales.
      New vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability and consumer confidence. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers to declines in new vehicle sales. We believe this may be due to the retailers’ more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable, relating to sales personnel, advertising and inventory finance cost) and more diversified revenue stream. In addition, automobile manufacturers may increase dealer incentives when sales are slow, in part to meet production quotas, which further increases the volatility in profitability for automobile manufacturers and decreases the volatility for automotive retailers.
Acquisitions
      Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships acquired or opened since January 2003:

Date Opened
Dealership	or Acquired	Location	Franchises

U.S.
Aston Martin Tysons	3/03	Vienna, VA	Aston Martin
Inskip Auto Center	4/03	Warwick, RI	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, Porsche and Volvo
Maserati of Warwick	12/03	Warwick, RI	Maserati
Penske Cadillac South Bay	1/04	Torrance, CA	Cadillac
Penske Hummer South Bay	4/04	Torrance, CA	Hummer
Mercedes-Benz of Chandler	7/04	Chandler, AZ	Mercedes-Benz
Ferrari Maserati of Central New Jersey	7/04	Edison, NJ	Ferrari, Maserati
Capitol Honda	8/04	San Jose, CA	Honda
Honda North	8/04	Clovis, CA	Honda
Marin Honda	8/04	Corte Madera, CA	Honda
Los Gatos Acura	8/04	Los Gatos, CA	Acura
Sunnyvale Acura	8/04	Sunnyvale, CA	Acura
Maserati of Cleveland	8/04	Bedford, OH	Maserati
Hyundai of Waterford	11/04	Waterford, MI	Hyundai
Honda Mall of Georgia	1/05	Buford, GA	Honda
United Ford North	1/05	Tulsa, OK	Ford
Jaguar of Tulsa	1/05	Tulsa, OK	Jaguar
Lincoln Mercury of Tulsa	1/05	Tulsa, OK	Lincoln/ Mercury
HUMMER of Turnersville	5/05	Turnersville, NJ	Hummer
Inskip Nissan	7/05	Warwick, RI	Nissan

Date Opened
Dealership	or Acquired	Location	Franchises

Aston Martin of Cleveland	7/05	Bedford, OH	Aston Martin
Stevens Creek Porsche Audi	10/05	San Jose, CA	Audi Porsche
United HUMMER of Tulsa	1/06	Tulsa, OK	HUMMER
Kearny Mesa Acura	1/06	San Diego, CA	Acura
Honda Mission Valley	1/06	San Diego, CA	Honda
Aston Martin San Diego	1/06	San Diego, CA	Aston Martin
Jaguar Kearny Mesa	1/06	San Diego, CA	Jaguar
Mazda of Escondido	1/06	San Diego, CA	Mazda
Acura of Escondido	1/06	San Diego, CA	Acura
Honda of Escondido	1/06	San Diego, CA	Honda
Metro Audi	1/06	San Diego, CA	Audi

Outside the U.S.
smart of Milton Keynes	2/03	Milton Keynes, England	smart
Sytner Rolls Royce Motor Cars	5/03	Cheshire, England	Rolls Royce
Porsche Centre Silverstone	5/03	Northamptonshire, England	Porsche
Lexus Birmingham	6/03	West Midlands, England	Lexus
Toyota World Weston-Super-Mare	7/03	Somerset, England	Toyota
Toyota World Bristol North	7/03	Bristol, England	Toyota
Toyota World Bristol Central	7/03	Bristol, England	Toyota
Lexus Bristol	7/03	Bristol, England	Lexus
Guy Salmon Land Rover Stockport	7/03	Cheshire, England	Land Rover
Sytner Harold Wood	8/03	Essex, England	BMW
Sytner Chigwell	8/03	Essex, England	BMW
Bentley Birmingham	9/03	Birmingham, England	Bentley
Mercedes-Benz of Northampton	10/03	Northampton, England	Mercedes-Benz
Mercedes-Benz of Bedford	10/03	Bedfordshire, England	Mercedes-Benz
Bradford Audi	10/03	Yorkshire, England	Audi
Toyota World Newport	11/03	Newport, Wales	Toyota
Toyota World Cardiff	11/03	Cardiff, Wales	Toyota
Toyota World Bridgend	11/03	Bridgend, Wales	Toyota
Lexus Cardiff	11/03	Cardiff, Wales	Lexus
Coventry BMW	1/04	Coventry, England	BMW, Mini
Kings Cheltenham & Gloucester	5/04	Gloucester, England	Chrysler Jeep
West London Audi	7/04	Middlesex, England	Audi
Reading Audi	7/04	Berkshire, England	Audi
Porsche Centre Glasgow	7/04	Strathclyde, Scotland	Porsche
Porsche Centre Edinburgh	7/04	Lothian, Scotland	Porsche
Mayfair Audi	7/04	London, England	Audi
Guildford Audi	7/04	Surrey, England	Audi
Graypaul Edinburgh	7/04	Lothian, Scotland	Ferrari, Maserati
Bentley Edinburgh	7/04	Lothian, Scotland	Bentley

Date Opened
Dealership	or Acquired	Location	Franchises

Aston Green Audi	7/04	Berkshire, England	Audi
Tamsen GmbH (Bremen)	7/04	Bremen, Germany	Ferrari, Maserati, Aston Martin, Rolls Royce and Bentley
Tamsen GmbH (Hamburg)	7/04	Hamburg, Germany	Ferrari, Maserati, Aston Martin, Rolls Royce and Bentley
Toyota World Tamworth	10/04	Staffordshire, England	Toyota
Harrogate Audi	10/04	Harrogate, England	Audi
Kings Swindon	4/05	Swindon, England	Chrysler Jeep
Lexus of Milton Keynes	11/05	Milton Keynes, England	Lexus
Sytner Coventry	1/06	West Midland, England	BMW, Mini
Kings Bristol Chrysler Jeep	1/06	Bristol, England	Chrysler, Jeep
BMW/ Mini Sunningdale	1/06	Berkshire, England	BMW, Mini
Rolls Royce Sunningdale	1/06	Berkshire, England	Rolls Royce
Guy Salmon Jaguar Medway	1/06	Kent, England	Jaguar
Guy Salmon Jaguar Gatwick	1/06	West Sussex, England	Jaguar
Guy Salmon Jaguar Ascot	1/06	Berks, England	Jaguar
Guy Salmon Watford	1/06	Berks, England	Jaguar
Guy Salmon Land Rover Gatwick	1/06	West Sussex, England	Land Rover
Guy Salmon Land Rover Medway	1/06	Kent, England	Land Rover
Guy Salmon Land Rover Ascot	1/06	Berks, England	Land Rover
Guy Salmon Land Rover Wessex	1/06	Portsmouth, England	Land Rover
Hapstead Volvo Brighton	1/06	West Sussex, England	Volvo
Hapstead Volvo Croydon	1/06	Surrey, England	Volvo
Hapstead Volvo Horsham	1/06	West Sussex, England	Volvo
Hapstead Volvo Gatwick	1/06	Surrey, England	Volvo
Honda Redhill	1/06	Surrey, England	Volvo
      In 2005, we also sold 22 dealerships that we believe were not integral to our strategy or operations. We expect to continue to pursue acquisitions, selected dispositions and related transactions in the future.

Dealership Operations
      Franchises. The following charts reflect our franchises by location and our dealership mix by franchise as of March 1, 2006:

Franchise Locations		Franchise by Brand

Location	Franchises	Franchise	U.S.	Non-U.S.	Total

Arizona	20	Daimler Chrysler	22	27	49
Arkansas	16	Toyota/Lexus	34	14	48
California	27	Ford/PAG	21	30	51
Connecticut	4	BMW/MINI	8	20	28
Florida	9	General Motors	21	—	21
Georgia	4	Honda/Acura	27	1	28
Indiana	2	Nissan/Infiniti	8	—	8
Michigan	9	Audi	7	8	15
Mississippi	2	Porsche	5	4	9
Nevada	2	Others	18	19	37

New Jersey	19	Total	171	123	294

New York	4
North Carolina	1
Ohio	8
Oklahoma	9
Puerto Rico	14
Rhode Island	10
Tennessee	3
Texas	3
Virginia	5

Total U.S.	171
United Kingdom	113
Germany	10

Total Non-U.S.	123

Total Worldwide	294

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
      New Vehicle Retail Sales. In 2005, we sold 178,157 new vehicles which generated 59% of our revenue and 33% of our gross profit. We sell over forty brands of domestic and import family, sports and premium cars, light trucks and sport utility vehicles through 294 franchises in nineteen states, Puerto Rico, the U.K. and Germany. As of March 1, 2006, we sold the following brands: Acura, Alpina, Aston Martin, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Dodge, Ferrari, Ford, GMC Truck, Honda, Hummer, Hyundai, Infiniti, Jaguar, Jeep, Land Rover, Lexus, Lincoln-Mercury, Lotus, Maybach, Mazda, Maserati, Mercedes Benz, MINI, Nissan, Pontiac, Porsche, Rolls Royce, Bentley, SAAB, Scion, smart, Suzuki, Toyota, Volvo and Volkswagen.
      Our customers finance their purchases of new and used vehicles through both traditional financing sources and consumer automobile leasing companies. Lease transactions are typically provided to consumers by short term financing sources. We believe leases also provide the opportunity to obtain repeat business from customers on a more regular basis than traditional purchase transactions because leases are typically of a short duration.
      Our new vehicles are typically acquired by our dealerships directly from the manufacturer. We strive to maintain good relations with the automotive manufacturers, which we believe are supported by our long-term presence in the automotive retail market, the reputation of our management team and our consistent high sales volume from our dealerships. Our dealerships finance the purchase of new vehicles from the manufacturers through floor plan financing provided by various manufacturers’ captive finance companies.
      Used Vehicle Retail Sales. In 2005, we sold 81,437 used vehicles, which generated 28% of our revenue and 12% of our gross profit. We generally acquire used vehicles from auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. Leased vehicles returned at the end of the lease provide us with low mileage, late model vehicles for our used vehicle sales operations. We clean, repair and recondition, as necessary, generally at our own service facilities, all used vehicles we acquire for resale.
      We believe growth opportunities relating to used vehicle sales exist in part because of the availability of high-quality, low-mileage, late model used vehicles, coupled with the proliferation of manufacturer certification processes for these vehicles. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Since warranty work can only be performed at franchised dealerships, we believe we may benefit from the opportunity to retain these customers as service and parts customers. In addition, we offer for sale third-party extended service contracts on all of our used vehicles.
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
      Vehicle Finance, Extended Service and Insurance Sales. Finance and insurance sales represented 2% of our revenue and 16% of our gross profit in 2005. At our customers’ option, our dealerships arrange third-party financing for our customers’ vehicle purchases. As compensation we receive a portion of the cost of financing paid by the customer for each financed sale. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances such as default under a financing arrangement or other circumstances. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations. We also impose limits on the amount of revenue per transaction we may receive from certain finance products as part of our compliance efforts. We also offer for sale other aftermarket products, such as Sirius Satellite Radio®, cellular phones, security systems and protective coatings.
      We offer our customers various vehicle warranty and extended protection products, including extended warranties, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), lease “wear and tear” insurance and theft protection products at competitive prices. The vehicle warranty and extended protection products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. We also are subject to chargebacks in connection with sale of certain of these products.
      Service and Parts Sales. Service and parts sales represented 11% of our revenue and 39% of our gross profit in 2005. We generate service and parts sales at each of our dealerships, primarily relating to the vehicle models sold at that dealership. We perform both warranty and non-warranty work. Our service and parts revenues have increased each year, we believe in large part due to our increased service capacity, coupled with the increasingly complex technology used in vehicles, which makes it difficult for independent repair facilities to maintain and repair today’s automobiles. As part of our agreements with our manufacturers, we obtain all the necessary equipment required by the manufacturer to service and maintain each make of vehicle sold at any particular dealership.
      A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours to add convenience for our customers. We also operate 27 collision repair centers, each of which is operated as an integral part of our dealership operations.
      Internet Presence. According to industry analysts, the majority of car buyers nationwide will consult the Internet for new and pre-owned automotive information. In order to attract customers and enhance our customer service, each of our dealerships maintains its own website. Our corporate website, www.unitedauto.com, provides a link to each of our dealership websites allowing consumers to source information and communicate directly with our dealerships locally. All of our U.S. dealership websites are presented in common formats (except where otherwise required by manufacturers) which helps to minimize costs and provide a consistent image across dealerships. In addition, many automotive manufacturers’ websites provide links to our dealership websites.
      The Internet is generating better-informed consumers and improving the efficiency of the sales process. Using our dealership websites, consumers can electronically search our inventory for vehicles that meet their model and feature requirements and price range. Our websites provide detailed information for the entire purchase process, including detailed information that includes photos, prices, promotions, specifications, reviews, tools to schedule service appointments and financial applications. We believe these features make it easier for consumers to meet all of their automotive research needs. Customers can contact dedicated Internet sales consultants on line via www.unitedauto.com or the dealership websites.
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
      Dealerships Outside the U.S. We operate 123 dealerships outside the U.S. Sytner, our U.K. subsidiary, is one of the leading retailers of premium vehicles in the U.K. As of March 1, 2006, Sytner operated 113 franchises, including: Alpina, Audi, Bentley, BMW, Chrysler, Ferrari, Jaguar, Jeep, Land Rover, Lexus, Maserati, Mercedes-Benz, MINI, Porsche, Rolls Royce, Saab, smart, Toyota, Volkswagen and Volvo. Revenues attributable to Sytner Group for the years ended December 31, 2005, 2004 and 2003 were $3.0 billion, $2.6 billion and $1.7 billion, respectively. Our other operations outside the U.S. consist primarily of ten dealerships in Germany and joint ventures in Germany and Mexico, as reflected in the chart below.

      The following is a list of all of our dealerships as of March 1, 2006:
U.S. DEALERSHIPS

ARIZONA
Acura North Scottsdale
Jaguar North Scottsdale
Audi North Scottsdale
BMW North Scottsdale & MINI
Jaguar Scottsdale
Land Rover North Scottsdale
Lake Rover Scottsdale
Mercedes-Benz of Chandler
Porsche North Scottsdale
Rolls-Royce Motorcars Scottsdale
Bentley Scottsdale
Lexus of Chandler
Scottsdale Aston Martin
Scottsdale Audi
Scottsdale Ferrari Maserati
Scottsdale Lexus
Tempe Honda
Volkswagen North Scottsdale
Volvo North Scottsdale

ARKANSAS
Acura of Fayetteville
Landers Buick Pontiac HUMMER GMC Truck
Landers Chevrolet
Chevrolet/ HUMMER of Fayetteville
Landers Chrysler Jeep Dodge
Landers Ford Little Rock
Landers Ford North
Honda of Fayetteville
Toyota-Scion of Fayetteville

CALIFORNIA
BMW of San Diego
Capitol Honda
Cerritos Buick Pontiac HUMMER GMC
Honda North
Kearny Mesa Toyota-Scion
Lexus Kearny Mesa
Los Gatos Acura
Marin Honda
Mercedes-Benz of San Diego (& Maybach)
Penske Cadillac HUMMER South Bay
Sunnyvale Acura
Porsche of Stevens Creek
Audi Stevens Creek
Honda Mission Valley
Kearny Mesa Acura
Jaguar Kearny Mesa/ Aston Martin of San Diego
Honda of Escondido
Acura of Escondido
Mazda of Escondido
Metro Audi	CONNECTICUT
Audi of Fairfield
Honda of Danbury
Mercedes-Benz of Fairfield
Porsche of Fairfield

FLORIDA
Central Florida Toyota-Scion
Citrus Chrysler, Dodge, Jeep
Palm Beach Mazda
Palm Beach Toyota-Scion
West Palm Nissan

GEORGIA
Atlanta Toyota-Scion
Honda Mall of Georgia
United BMW of Gwinnett
United BMW of Roswell

INDIANA
Penske Chevrolet
Penske Honda

MICHIGAN
Honda Bloomfield
Hyundai of Waterford
Rinke Cadillac
Rinke Pontiac GMC Truck
Rinke Toyota-Scion
Toyota-Scion of Bloomfield

MISSISSIPPI
Landers Dodge
Landers Nissan

NEW JERSEY
Acura of Turnersville
BMW of Turnersville
Chevrolet HUMMER of Turnersville
DiFeo BMW
DiFeo Lexus
Ferrari Maserati of Central New Jersey
Gateway Toyota-Scion
Honda of Turnersville
Hudson Hyundai
Hudson Nissan
Hudson Toyota-Scion
Hyundai of Turnersville
Nissan of Turnersville
Toyota-Scion of Turnersville

NEW YORK
Honda of Nanuet
Mercedes-Benz of Nanuet
Westbury Toyota-Scion	NEVADA
Penske Wynn Ferrari Maserati

NORTH CAROLINA
Reed-Lallier Chevrolet

OHIO
Aston Martin of Cleveland
Honda of Mentor
Infiniti of Bedford
Maserati of Cleveland
Mercedes-Benz of Bedford
Nissan of North Olmsted
Toyota-Scion of Bedford

OKLAHOMA
United HUMMER of Tulsa
United Ford North
United Ford South
Jaguar of Tulsa
Lincoln Mercury of Tulsa
(9111 S Memorial)
Lincoln Mercury of Tulsa
(9607 S Memorial)
Volvo of Tulsa

RHODE ISLAND
Bentley Providence
Inskip Acura
Inskip Audi
Inskip Autocenter (Mercedes-Benz)
Inskip BMW
Inskip Infiniti
Inskip Lexus
Inskip Porsche
Inskip Volvo
Inskip Nissan

TENNESSEE
Wolfchase Toyota-Scion
Landers Ford of Memphis

TEXAS
BMW of Austin
Goodson Honda North
Goodson Honda West

VIRGINIA
Aston Martin of Tysons Corner
Audi of Tysons Corner
Mercedes-Benz of Tysons Corner (& Maybach)
Porsche of Tysons Corner

NON-U.S. DEALERSHIPS

UNITED KINGDOM
Aston Green Audi (Slough)
Bentley Birmingham
Bentley Edinburgh
Bentley Manchester
Bradford Audi
FW Mays Honda Redhill
Graypaul Edinburgh (Ferrari/ Maserati)
Graypaul Nottingham (Ferrari/M Maserati)
Guildford Audi
Guy Salmon Jaguar Ascot
Guy Salmon Jaguar Watford (After Sales)
Guy Salmon Jaguar Gatwick
Guy Salmon Jaguar Aylesford
Guy Salmon Jaguar Coventry
Guy Salmon Jaguar Northampton
Guy Salmon Jaguar Oxford
Guy Salmon Jaguar Stratford-Upon- Avon
Guy Salmon Jaguar Thames Ditton
Guy Salmon Land Rover Ascot
Guy Salmon Land Rover Gatwick
Guy Salmon Land Rover Medway
Guy Salmon Land Rover Portsmouth
Guy Salmon Land Rover Coventry
Guy Salmon Land Rover Knutsford
Guy Salmon Land Rover Leeds
Guy Salmon Land Rover Sheffield
Guy Salmon Land Rover Stockport
Guy Salmon Land Rover Stratford- upon-Avon
Guy Salmon Land Rover Thames Ditton
Guy Salmon Land Rover Wakefield
Hapstead Brighton (Volvo)
Hapstead Croydon (Volvo)
Hapstead Gatwick (Volvo)
Hapstead Horsham (Volvo)
Harrogate Audi	Kings Bristol Chrysler Jeep
Kings Manchester (Chrysler Jeep)
Kings Cheltenham & Gloucester (Chrysler Jeep)
Kings Liverpool (Chrysler Jeep)
Kings Swindon (Chrysler Jeep)
Leeds Audi
Lexus Birmingham
Lexus Bristol
Lexus Cardiff
Lexus Leicester
Lexus Milton Keynes
Lexus Oxford
Mayfair Audi
Mercedes-Benz of Bath
Mercedes-Benz of Bedford
Mercedes-Benz of Bristol
Mercedes-Benz/smart of Bristol (Cribbs Causeway)
Mercedes-Benz of Cheltenham and Gloucester
Mercedes-Benz of Kettering
Mercedes-Benz of Milton Keynes
Mercedes-Benz of Newbury
Mercedes-Benz of Northampton
Mercedes-Benz/smart of Swindon (& smart)
Mercedes-Benz of Weston-Super-Mare & Mercedes-Benz Van
Oxford Saab
Porsche Centre Edinburgh
Porsche Centre Glasgow
Porsche Centre Mid-Sussex
Porsche Centre Silverstone
Reading Audi
Smart of Milton Keynes
Sytner Chigwell (BMW/MINI)
Sytner City (BMW/MINI) Canary Wharf
Sytner City (Stratford) (BMW/MINI)	Sytner Coventry (BMW/MINI)
Sytner Harold Wood (BMW/MINI)
Sytner High Wycombe (BMW)
Sytner Leicester (BMW/MINI)
Sytner Nottingham (BMW/MINI, Alpina)
Sytner Rolls Royce Motor Cars
Sytner Sheffield (BMW/MINI)
Sytner Solihull (BMW/MINI)
Sytner Sunningdale (BMW/MINI/Rolls-Royce)
Tollbar Coventry (Volvo)
Tollbar Twickenham (Volvo)
Tollbar Warwick (Volvo)
Toyota World (Birmingham)
Toyota World (Bridgend)
Toyota World (Bristol South)
Toyota World (Bristol North)
Toyota World (Cardiff)
Toyota World (Newport)
Toyota World (Tamworth)
Toyota World (Weston-Super-Mare)
Varsity (Chrysler Jeep)
Victoria Audi (After Sales)
Wakefield Audi
West London Audi
GERMANY
Tamsen GmbH, Bremen (Aston Martin, Bentley, Ferrari, Maserati, Rolls-Royce)
Tamsen GmbH, Hamburg (Aston Martin, Ferrari, Lamborghini, Maserati, Rolls-Royce)
PUERTO RICO
Lexus de San Juan
Triangle Chrysler Dodge Jeep de Ponce
Honda del Oeste
Triangle Chrysler, Dodge, Jeep, Mazda de Ponce
Triangle Honda 65 de Infanteria
Triangle Honda-Suzuki de Ponce
Triangle Toyota-Scion San Juan
      We also own approximately 50% of the following dealerships:

GERMANY
Autohaus Nix (Wachtersbach) (Toyota, Lexus)
Autohaus Nix (Offenbach) (Toyota, Lexus)
Autohaus Nix (Frankfurt) (Toyota, Lexus)
Autohaus Reisacher (Memminger) (BMW, MINI)
Autohaus Reisacher (Krumbach) (BMW)
Autohaus Reisacher (Vohringer) (BMW)
Autohaus Reisacher (Ulm) (BMW, MINI)
Audi Zentrum Aachen
Autohaus Krings (Volkswagen)
Volkswagen Zentrum Aachen
Autohaus Piper (Volkswagen)
Wolff & Meir (Volkswagen)
J-S Auto Park Stolberg (Volkswagen)
Aix Automobile (Toyota, Lexus)
TCD (Toyota)	MEXICO Toyota de Aguascalientes Toyota de Monterrey

Management Information Systems
      We consolidate financial, accounting and operational data received from our domestic dealers through an exclusive private communications network. Dealership data is gathered and processed through individual dealer systems utilizing The Reynolds and Reynolds Company dealer management systems. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures. Our network in the U.S. allows us to extract and aggregate information from the system in a consistent format to generate consolidating financial and operational data. The system also allows us to access detailed information for each dealership in the U.S. individually, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze these dealerships’ operating results and financial position so as to identify areas for improvement. Our technology also enables us to quickly integrate dealerships or dealership groups we acquire in the U.S.
      Our foreign dealership financial, accounting and operational data is processed through dealer management systems provided by a number of local software providers. Financial and operational information is aggregated following U.S. policies and accounting requirements, and is reported in our U.S. reporting format to ensure consistency of results among our worldwide operations.
Marketing
      We believe that our marketing programs have contributed to our sales growth. Our advertising and marketing efforts are focused at the local market level, with the aim of building our retail vehicle business, as well as repeat sales and service business. We utilize many different media for our marketing activities, including newspapers, direct mail, magazines, television, radio and the Internet. We also assist our local management in running special marketing events to generate sales such as tent sales or local product placement. Automobile manufacturers supplement our local and regional advertising efforts by producing large advertising campaigns to support their brands, promote attractive financing packages and draw traffic to local area dealerships. We believe that our scale has enabled us to obtain favorable terms from suppliers and advertising media, and should enable us to realize continued cost savings in marketing. In an effort to realize increased efficiencies, we are focusing on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for many marketing resources.
Agreements with Vehicle Manufacturers
      Each of our dealerships operates under separate franchise agreements with the manufacturers of each brand of vehicle sold at that dealership. These agreements contain provisions and standards governing almost every aspect of the operations of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. Typically, the dealership principal and/or the owner of a dealership may not be changed without the manufacturer’s consent.
      In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands at our dealerships. Some of our franchise agreements expire after a specified period of time, ranging from one to five years. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit required information to the manufacturer on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. These termination rights are subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. Many agreements grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership.
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
Competition
      For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas. We do not have any cost advantage in purchasing new vehicles from manufacturers, and typically we rely on our world-class facilities, advertising and merchandising, management experience, sales expertise, service reputation and the location of our dealerships to sell new vehicles. Each of our markets may include a number of well-capitalized competitors that also have extensive automobile dealership managerial experience and strong retail locations and facilities. We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. In recent years, automotive dealers have also faced increased competition in the sale of new vehicles from on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be capable of offering products at lower prices than franchised dealers.
      For used vehicle sales, we compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies, on-line purchasing services, private parties and used vehicle “superstores” for the procurement and resale of used vehicles.
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
      We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer’s brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.
      According to various industry sources, the automotive retail industry is currently served by approximately 22,000 franchised automotive dealerships, over 50,000 independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. Several other companies have established national or regional automotive retail chains. Additionally, vehicle manufacturers have historically engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealerships, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.
      We believe that a growing number of consumers are utilizing the Internet, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increased pressure from on-line automotive websites, including those developed by automobile manufacturers and other dealership groups. Consumers use the Internet to compare prices for vehicles and related services, which may result in reduced margins for new vehicles, used vehicles and related services.
Employees and Labor Relations
      As of December 31, 2005, we employed approximately 13,800 people, approximately 465 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and our equity incentive compensation plans. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.
Regulation
      We operate in a highly regulated industry. A number of regulations affect our business of marketing, selling, financing and servicing automobiles. We actively make efforts to assure compliance with these regulations. Under the laws of the jurisdictions in which we currently operate or into which we may expand, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service, including dealer, sales, finance and insurance-related licenses issued by relevant authorities. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include franchise laws and regulations, extensive laws and regulations applicable to new and used motor vehicle dealers, as well as wage-hour, anti-discrimination and other employment practices laws.
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
      Our financing activities with customers are subject to federal truth-in-lending, consumer leasing equal credit opportunity and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs and state attorneys general in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles.
      In the U.S., we also benefit from the protection of numerous state dealer laws that generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Europe generally does not have these laws and, as a result, our European dealerships operate without these protections.

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
      We may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.
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
      Accordingly, we have purchased liability and property insurance subject to specified deductibles and significant loss retentions. We also purchase umbrella and excess insurance to provide insurance in excess of our primary liability insurance. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of purchasing insurance change. Although we have, subject to limitations and exclusions, substantial insurance to cover certain specified significant risks, we may be exposed to uninsured or underinsured losses, including as a result of our deductibles and significant loss retentions, that could have a material adverse effect on our results of operations, financial condition or cash flows.
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
Available Information
      For selected financial information concerning our U.S. and non-U.S. sales and assets, see the notes to our consolidated financial statements included in Item 8 of this report. Our Internet website address is www.unitedauto.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website under the tab “Investor Relations” copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, United Auto Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302. The information on or linked to our website is not part of this document. We are incorporated in the state of Delaware and began dealership operations in October 1992. We submitted to the New York Stock Exchange its required annual CEO certification in 2005 without qualification and have filed all required certifications under section 302 of the Sarbanes-Oxley Act as exhibits to this annual report on Form 10-K relating to 2005.
Item 1A.     Risk Factors
Risks Relating to Automotive Manufacturers

Automotive manufacturers exercise significant control over our operations and we depend on them in order to operate our business.
      Each of our dealerships operates pursuant to franchise agreements with automotive manufacturers or related distributors. We are dependent on our relationships with these automotive manufacturers because, without a franchise agreement, we cannot operate a new vehicle franchise or perform manufacturer authorized service.
      Manufacturers exercise a great degree of control over the operations of our dealerships. For example, manufacturers can require our dealerships to meet specified standards of appearance, require individual dealerships to meet specified financial criteria such as maintenance of minimum net working capital and, in some cases, minimum net worth, impose minimum customer service and satisfaction standards, set standards regarding the maintenance of inventories of vehicles and parts and govern the extent to which our dealerships can utilize the manufacturers’ names and trademarks. In many cases the manufacturer must consent to the replacement of the dealership principal.
      Our franchise agreements worldwide may be terminated or not renewed by automotive manufacturers for a variety of reasons, including any unapproved change of ownership or management and other material breaches of the franchise agreements. We have, from time to time, not been compliant with various provisions of some of our franchise agreements. Although we believe that we will be able to renew at expiration all of our existing franchise agreements, if any of our significant existing franchise agreements or a large number of franchise agreements are not renewed or the terms of any such renewal are materially unfavorable to us, there may be a material adverse affect on our results of operations, financial condition or cash flows. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse affect on our results of operations, financial condition or cash flows.
      Our franchise agreements do not give us the exclusive right to sell a manufacturer’s product within a given geographic area. The location of a significant number of new dealerships near our existing dealerships could materially adversely affect our operations, revenues and profitability.
      We depend on manufacturers to provide us with a desirable mix of popular new vehicles, which tend to produce the highest profit margins. Manufacturers generally allocate their vehicles among dealerships based on the sales history of each dealership. Our inability to obtain sufficient quantities of the most popular models, whether due to sales declines at our dealerships or otherwise, could have a material adverse affect on our results of operations, financial condition or cash flows.

Our volumes and profitability may be affected if automotive manufacturers discontinue their incentive programs.
      Our dealerships depend on the manufacturers for sales incentives, warranties and other programs that are intended to promote and support new vehicle sales at our dealerships. Some of these programs include customer rebates on new vehicles, dealer incentives on new vehicles, special financing or leasing terms, warranties on new and used vehicles and sponsorship of used vehicle sales. Manufacturers have historically made many changes to their incentive programs during each year. If manufacturers reduce or discontinue incentive programs, our results of operations, financial condition or cash flows could be materially adversely affected.

Adverse conditions affecting one or more automotive manufacturers may negatively impact our revenues and profitability.
      Our success depends on the overall success of the line of vehicles that each of our dealerships sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities, reputation, management and labor relations. In 2005, Toyota/ Lexus, BMW, Honda/ Acura and DaimlerChrysler accounted for 22%, 15%, 15% and 12%, respectively, of our total revenues. A significant decline in the sale of new vehicles manufactured by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could have a material adverse affect on our results of operations, financial condition or cash flows. No other manufacturer accounted for more than 10% of our total 2005 revenues.
      Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us. In particular, labor strikes at a manufacturer or supplier that continue for a substantial period of time could have a material adverse affect on our business. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, has led, and could in the future lead, to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may have a material adverse affect on our results of operations, financial condition or cash flows.

Our failure to meet manufacturers’ consumer satisfaction requirements may adversely affect us.
      Many manufacturers attempt to measure customers’ satisfaction with their sales and warranty service experiences through systems that vary from manufacturer to manufacturer, but that are generally known as customer satisfaction indices, or CSI. These manufacturers may use a dealership’s CSI scores as a factor in evaluating applications for additional dealership acquisitions. Certain of our dealerships have had difficulty from time to time in meeting their manufacturers’ CSI standards. We may be unable to comply with these standards in the future. A manufacturer may refuse to consent to our acquisition of one of its franchises if it determines that our dealerships do not comply with the manufacturer’s CSI standards. This could materially adversely affect our acquisition strategy. In addition, because we receive payments from the manufacturers based in part on CSI scores, future payments could be materially reduced or eliminated if our CSI scores decline.

Automotive manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs.
      A number of manufacturers impose restrictions on the sale and transfer of our common stock. The most prohibitive restrictions provide that, under specified circumstances, we may be forced to sell or surrender franchises (1) if a competitor automotive manufacturer acquires a 5% or greater ownership interest in us or (2) if an individual or entity that has a criminal record in connection with business dealings with any automotive manufacturer, distributor or dealer or who has been convicted of a felony acquires a 5% or greater ownership interest in us. Similarly, several manufacturers have the right to approve the acquisition by a third party of 20% or more of our voting equity, and a number of manufacturers continue to prohibit changes in ownership that may affect control of our company.
      Actions by our stockholders or prospective stockholders that would violate any of the above restrictions are generally outside our control. If we are unable to renegotiate these restrictions, we may be forced to terminate or sell one or more franchises, which could have a material adverse affect on us. This may also inhibit our ability to acquire dealership groups. These restrictions also may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. These restrictions also may impede our ability to raise required capital or to issue our stock as consideration for future acquisitions.
Risks Relating to Our Acquisition Strategy

Growth in our revenues and earnings depends substantially on our ability to acquire and successfully operate new dealerships.
      We expect to continue to acquire new dealerships; however, we cannot guarantee that we will be able to identify and acquire any additional dealerships in the future. Moreover, acquisitions involve a number of risks, including:

•	integrating the operations and personnel of the acquired dealerships;

•	operating in new markets with which we are not familiar;

•	incurring unforeseen liabilities at acquired dealerships;

•	disruption to our existing businesses;

•	failure to retain key personnel of the acquired dealerships;

•	impairment of relationships with employees, manufacturers and customers; and

•	incorrectly valuing acquired entities.
      In addition, integrating acquired dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management resources or other operational or financial problems. Unforeseen expenses, difficulties and delays frequently encountered in connection with the integration of acquired entities and the rapid expansion of operations could inhibit our growth, result in our failure to achieve acquisition synergies and require us to focus resources on integration rather than other more profitable areas.
      Acquired entities may subject us to unforeseen liabilities that we are unable to detect prior to completing the acquisition, or liabilities that turn out to be greater than those we had expected. These liabilities may include liabilities that arise from non-compliance with environmental laws by prior owners for which we, as a successor owner, will be responsible. Until we assume operating control of acquired entities, we may not be able to ascertain the actual value of the acquired entity.

      We may be unable to identify acquisition candidates that would result in the most successful combinations, or to complete acquisitions on acceptable terms on a timely basis. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the availability of skilled employees to manage the acquired companies and general economic and business conditions. Further, covenants contained in our debt instruments impose limitations on our ability to acquire additional dealerships and future debt instruments may impose additional restrictions. Furthermore, we have sold and may in the future sell dealerships based on numerous factors, which may impact our future revenues and earnings, particularly if we do not make acquisitions to replace such revenues and earnings.

Manufacturers’ restrictions on acquisitions may limit our future growth.
      Our future growth via acquisition of automotive dealerships will depend on our ability to obtain the requisite manufacturer approvals. We must obtain the consent of a manufacturer prior to the acquisition of any of its dealership franchises. We may be unable to obtain the consent of a manufacturer for the acquisition of a dealership or it could take a significant amount of time. In addition, under many franchise agreements or under local law, a manufacturer may have a right of first refusal to acquire a dealership that we seek to acquire.
      Certain manufacturers also limit the total number of their dealerships that we may own in a particular geographic area and, in some cases, the total number of their vehicles that we may sell as a percentage of that manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets and the dueling of a franchise with another brand. To date we have only reached these ceilings with two manufacturers.
Other Risks

Our business is susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability.
      We believe that the automotive retail industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, weather conditions, unemployment rates and credit availability. Historically, unit sales of motor vehicles, particularly new vehicles, have been cyclical, fluctuating with general economic cycles. During economic downturns, new vehicle retail sales tend to experience periods of decline characterized by oversupply and weak demand. The automotive retail industry may experience sustained periods of decline in vehicle sales in the future. Any decline or change of this type could have a material adverse affect on our results of operations, financial condition or cash flows.
      Some of our operations are regionally concentrated including those in Arizona, California, the Northeastern U.S. and the United Kingdom. Adverse regional economic and competitive conditions in these areas could materially adversely affect our results of operations, financial condition or cash flows.

Substantial competition in automotive sales and services may adversely affect our profitability.
      The automotive retail industry is highly competitive. Depending on the geographic market, we compete with:

•	franchised automotive dealerships in our markets that sell the same or similar makes of new and used vehicles;

•	private market buyers and sellers of used vehicles;

•	Internet-based vehicle brokers that sell vehicles obtained from franchised dealers directly to consumers;

•	vehicle rental companies that sell their used rental vehicles;

•	service center chain stores; and

•	independent service and repair shops.
      In addition, automotive manufacturers may directly enter the retail market in the future, which could materially adversely affect us. Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs than us. We do not have any cost advantage in purchasing new vehicles from the automotive manufacturers.
      In addition to competition for vehicle sales, our dealerships compete with franchised dealerships to perform warranty repairs and with other automotive dealers, independent service center chains, independent garages and others, for non-warranty repair, routine maintenance and parts business. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships’ prices. We also compete with a broad range of financial institutions in arranging financing for our customers’ vehicle purchases.
      The Internet is a significant part of the sales process in our industry. We believe that customers are using the Internet as part of the sales process to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits generated from the sale of finance and insurance products. Some websites offer vehicles for sale over the Internet without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected. We could also be materially adversely affected to the extent that Internet companies acquire dealerships or ally themselves with our competitors’ dealerships.

Our capital costs and our results of operations may be adversely affected by a rising interest rate environment.
      We finance our purchases of new and, to a lesser extent, used vehicle inventory using floor plan financing arrangements under which we are charged interest at floating rates. In addition, we obtain capital for general corporate purposes, dealership acquisitions and real estate purchases and improvements under predominantly floating interest rate credit facilities. Therefore, excluding the potential mitigating affects from interest rate hedging techniques, our interest expenses will rise with increases in interest rates. Rising interest rates may also have the affect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicles sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could materially adversely affect our results of operations, financial condition or cash flows.

Our substantial indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service.
      We have a substantial amount of indebtedness. As of December 31, 2005, we had approximately $580.2 million of total non-floor plan debt outstanding and $1.2 billion of floor plan notes payable outstanding. In addition, we have additional debt capacity under our credit facilities. Subsequent to December 31, 2005, we incurred an additional $375.0 million of debt in the form of convertible senior subordinated notes, the net proceeds of which we used to repurchase $19.0 million of common stock and repay $345.0 million of outstanding balances under our revolving U.S. credit agreement, which may be reborrowed.
      Our substantial debt could have important consequences to you. For example, it could:

•	make it more difficult for us to obtain additional financing in the future for our acquisitions, working capital requirements, capital expenditures, debt service or other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flows to repay debt and related interest;

•	limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions or paying dividends;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	make us more vulnerable in the event of adverse economic or industry conditions or a downturn in our business.
      Our ability to meet our debt service obligations depends on our future performance, which will be impacted by general economic conditions and by financial, business and other competitive factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, the actions of competitors, regulatory developments and delays in implementing our growth strategies. Our ability to meet our debt service and other obligations may depend on our success in implementing our business strategy. We may not be able to implement our business strategies and the anticipated results of our strategies may not be realized.
      If our business does not generate sufficient cash flow from operations or future sufficient borrowings are not available to us, we might not be able to service our debt or to fund our other liquidity needs. If we are unable to service our debt, we may have to delay or cancel acquisitions, sell equity securities, sell assets or restructure or refinance our indebtedness. If we are unable to service our debt, we may not be able to pursue these options on a timely basis or on satisfactory terms or at all. In addition, the terms of our existing or future franchise agreements, agreements with manufacturers or debt agreements may prohibit us from adopting any of these alternatives.

Our inability to raise capital, if needed, could adversely affect us.
      We require substantial capital in order to acquire and renovate automotive dealerships. This capital might be raised through public or private financing, including through the issuance of debt or equity securities, sale-leaseback transactions and other sources. Availability under our credit agreements may be limited by the covenants and conditions of those facilities. We may not be able to obtain additional or sufficient financing. If we raise additional funds by issuing equity securities, dilution to then existing stockholders may result. The amount of equity that we may issue in connection with acquisitions and renovations could be significant.
      If adequate funds are not available, we may be required to significantly curtail our acquisition and renovation programs, which could materially and adversely affect our growth strategy.
      We depend to a significant extent on our ability to finance the purchase of inventory in the form of floor plan financing. Floor plan financing is financing secured by the vehicles we sell. Our dealerships borrow money to buy a particular vehicle from the manufacturer and generally pay off the floor plan financing when they sell the particular vehicle, paying interest during the interim period. Our floor plan financing is secured by substantially all of the assets of our automotive dealership subsidiaries and, in some cases, a guarantee from us. Our remaining assets are pledged to secure our credit facilities. This may impede our ability to borrow from other sources. Most of our floor plan lenders are associated with manufacturers with whom we have franchise agreements. Consequently, the deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa. Any inability to obtain floor plan financing on customary terms, or the termination of our floor plan financing arrangements by our floor plan lenders, could have a material adverse affect on our operations.

Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
      The potential for sales of substantial amounts of our common stock in the public market may have a material adverse effect on our stock price. The majority of our outstanding shares are held by two shareholders, each of whom has registration rights that could result in a substantial number of shares being sold in the market. Moreover, these shares could be resold at any time subject to the volume limitations under Rule 144. In addition, we also have reserved for issuance a significant number of shares relating to our 3.5% convertible senior subordinated notes which, if issued, may result in substantial dilution to you or adversely effect our stock price. Finally, we have a significant amount of authorized but unissued shares that, if issued, could materially adversely effect our stock price.

Business interruptions at some of our dealerships could impact our operating results.
      We have historically experienced business interruptions at several of our dealerships due to adverse weather conditions or other extraordinary events, such as wild fires in California or hurricanes in Florida. To the extent we experience future similar events; our operating results may be materially adversely impacted.

If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected.
      We believe that our success depends to a significant extent upon the efforts and abilities of our executive management and key employees, including, in particular, Roger S. Penske, our Chief Executive Officer. Additionally, our business is dependent upon our ability to continue to attract and retain qualified personnel, such as managers, as well as retaining dealership management in connection with acquisitions. We generally have not entered into employment agreements with our key personnel. The loss of the services of one or more members of our senior management team, including, in particular, Roger S. Penske, could have a material adverse affect on us and materially impair the efficiency and productivity of our operations. We do not have key man insurance for any of our executive officers or key personnel. The loss of any of our key employees or the failure to attract qualified managers could have a material adverse affect on our business.

Our quarterly operating results may fluctuate due to seasonality and other factors.
      The automotive industry typically experiences seasonal variations in vehicle revenues. Demand for automobiles is generally lower during the winter months than in other seasons, particularly in regions of the United States that may have severe winters. In the U.S., a higher amount of vehicle sales generally occurs in the second and third quarters of each year, due in part to consumer buying trends and the introduction of new vehicle models. Therefore, if conditions exist in the second or third quarters that depress or affect automotive sales, such as high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.
      In addition, the U.K. retail automotive industry typically experiences peak sales activity during March and September of each year. This seasonality results from the perception in the U.K. that the resale value of a vehicle may be determined by the date that the vehicle is registered. Because new vehicle registration periods begin on March 1 and September 1 each year, vehicles with comparable mileage that were registered in March may have an equivalent used vehicle value to vehicles registered in August of the same year.

Our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably.
      A significant portion of our new vehicle business involves the sale of vehicles, vehicle parts or vehicles composed of parts that are manufactured outside the region in which they are sold. As a result, our operations are subject to customary risks associated with imported merchandise, including fluctuations in the relative value of currencies, import duties, exchange controls, differing tax structures, trade restrictions, transportation costs, work stoppages and general political and economic conditions in foreign countries.
      The locations in which we operate may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs on imported merchandise. Any of those impositions or adjustments could materially affect our operations and our ability to purchase imported vehicles and parts at reasonable prices, which could have a material adverse effect on our business.

Our automotive dealerships are subject to substantial regulation which may adversely affect our profitability.
      A number of regulations affect our business of marketing, selling, financing and servicing automobiles. Under the laws of states in U.S. locations in which we currently operate or into which we may expand, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service, including dealer, sales, finance and insurance-related licenses. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. In addition, our foreign operations are subject to regulations in their respective jurisdictions.
      Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs and state attorneys general in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were to significantly restrict our ability to generate revenue from arranging financing for our customers, we could be adversely affected.
      We could also be susceptible to claims or related actions if we fail to operate our business in accordance with these laws. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.
      We will generally continue to be involved in legal proceedings in the ordinary course of business. A significant judgment against us, the loss of a significant license or permit or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects.

If state dealer laws in the United States are repealed or weakened, our dealership franchise agreements will be more susceptible to termination, non-renewal or renegotiation.
      State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure, or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealerships to renew their franchise agreements upon expiration. Jurisdictions outside the U.S. generally do not have these laws and, as a result, our dealerships outside the U.S. are currently subject to these heightened risks.

Our dealerships are subject to environmental regulations that may result in claims and liabilities which could be material.
      We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of storage tanks and the use, storage and disposal of hazardous substances. Our dealerships and service, parts and body shop operations in particular use, store and contract for recycling or disposal of hazardous materials. Any non-compliance with these regulations could result in significant fines and penalties which could adversely affect our profitability. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.
      In the U.S., we may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under federal and state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
      Soil and groundwater contamination is known to exist at some of our current or former properties. In connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with dispositions of businesses, or dispositions previously made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Environmental laws and regulations are complex and subject to change. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, which could materially adversely affect our profitability.

Our principal stockholders have substantial influence over us and may make decisions with which you disagree.
      Penske Corporation through various affiliates beneficially owns about 41% of our outstanding common stock. In addition, Penske Corporation and its affiliates have entered into a stockholders agreement with our second largest stockholder, Mitsui & Co., Ltd. and one of its affiliates, pursuant to which they have agreed to vote together as to the election of our directors. Collectively, these two groups beneficially own about 56% of our outstanding stock. As a result, these persons have the ability to control the composition of our board of directors and therefore they may be able to control the direction of our affairs and business.
      This concentration of ownership, as well as various provisions contained in our agreements with manufacturers, our certificate of incorporation and bylaws and the Delaware General Corporation Law, could have the affect of discouraging, delaying or preventing a change in control of us or unsolicited acquisition proposals. These provisions include the stock ownership limits imposed by various manufacturers and our ability to issue “blank check” preferred stock and the “interested stockholder” provisions of Section 203 of the Delaware General Corporation Law.

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.
      Some of our executive officers also hold executive positions at other companies affiliated with our largest stockholder. Roger S. Penske, our Chairman and Chief Executive Officer, is also Chairman and Chief Executive Officer of Penske Corporation, a diversified transportation services company. Robert H. Kurnick, Jr., our Vice Chairman, is also President of Penske Corporation, and Paul H. Walters, our Executive Vice President — Human Resources and Hiroshi Ishikawa, our Executive Vice President — International Business Development, serve in similar capacities for Penske Corporation. Much of the compensation of these officers is paid by Penske Corporation and not by us, and while these officers have historically devoted a substantial amount of their time to our matters, these officers are not required to spend any specific amount of time on our matters. In addition, two of our directors, James A. Hislop and Richard J. Peters, are also directors of Penske Corporation. Mr. Hislop is a managing member of Penske Capital Partners and Messrs. Hislop and Peters are managing directors of Transportation Resource Partners. In addition, Penske Corporation owns Penske Automotive Group, a privately held automotive dealership company with operations in southern California. Finally, we are a tenant under a number of non-cancelable leases with Automotive Group Realty, LLC (AGR), a wholly owned subsidiary of Penske Corporation, and have sold substantial amounts of real property and improvements to AGR, which we have then leased. Due to their relationships with these related entities, Messrs. Hislop, Ishikawa, Kurnick, Penske, Peters and Walters may have a conflict of interest in making any decision related to transactions between their related entities and us, or with respect to allocations of corporate opportunities.

Our operations outside the U.S. subject us to foreign currency translation risk and exposure to changes in exchange rates.
      Between 25% and 35% of our revenues are generated outside the U.S., predominately in the United Kingdom. As a result, we are exposed to the risks involved in foreign operations, including:

•	changes in international tax laws and treaties, including increases of withholding and other taxes on remittances and other payments by subsidiaries;

•	currency risks;

•	tariffs, trade barriers, and restrictions on the transfer of funds between nations;

•	changes in international governmental regulations;

•	the impact of local economic and political conditions;

•	the impact of European Commission regulation and the relationship between the U.K. and continental Europe; and

•	increased competition and the impact from limited franchise protection in the U.K.
      If our operations outside the U.S. fail to perform as expected, we will be adversely impacted. In addition, our results of operations and financial position are reported in local currency and are then translated into U.S. dollars at the applicable foreign currency exchange rate for inclusion in our consolidated financial statements. As exchange rates fluctuate, particularly between the U.S. and U.K., the translation effect of such fluctuations may have a material effect on our results of operations or financial position as reported in U.S. dollars.

Item 1B.	Unresolved Staff Comments
      Not Applicable.

Item 2.	Properties
      We seek to structure our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our dealerships and other facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options for an additional five to ten years at our election. We lease office space in Bloomfield Hills, Michigan, Secaucus, New Jersey and Leicester, England for our administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

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
      No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
      Our common stock is traded on the New York Stock Exchange under the symbol “UAG”. As of March 9, 2006, there were 263 holders of record of our common stock.

      The following table shows the high and low per share sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for each quarter of 2005 and 2004.

	High	Low

2005:
First Quarter	$29.22	$27.08
Second Quarter	32.51	25.74
Third Quarter	36.33	29.30
Fourth Quarter	39.49	30.72
2004:
First Quarter	$32.05	$25.95
Second Quarter	32.85	26.62
Third Quarter	30.83	22.90
Fourth Quarter	30.35	25.08
      Dividends. We paid our first cash dividend on our common stock on December 1, 2003 and paid additional dividends on March 1, 2004, June 1, 2004 and September 1, 2004, each in the amount of ten cents per share. We also paid a dividend of eleven cents per share on December 1, 2004, March 1, 2005, June 1, 2005 and August 1, 2005. We paid a dividend of twelve cents per share on December 1, 2005 and March 1, 2006. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant by the Board of Directors.
      Our credit agreement with DaimlerChrysler Services North America, LLC as agent, and the indenture governing our 9 5/8% senior subordinated notes each contain certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. In addition, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain amount of working capital, which could limit our subsidiaries’ ability to pay us dividends.
      Unregistered equity securities. On January 31, 2006, we issued $375 million of 3.50% senior subordinated convertible notes due 2026 (the “Notes”) and related guarantees (the “Guarantees” and, together with the Notes, the “Securities”) in a private offering (the “Offering”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion of these Securities.
      Share Repurchase. On January 26, 2006, we repurchased 500,000 shares of our outstanding common stock for an aggregate amount of $19.0 million, or $37.91 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of		Maximum Number
				Shares Purchased as		of Shares that May
				Part of Publicly		Yet Be Purchased
	Total Number of		Average Price	Announced Plans		Under the Plans
Period	Shares Purchased		Paid per Share	or Programs		or Programs

January 1, 2006 — March 31, 2006	500,000	(1)	$37.91	500,000	(2)	0

Total	500,000		$37.91	500,000		0

(1)	These securities were purchased from the initial purchasers of our 3.50% senior subordinated convertible notes due 2026.

(2)	We announced our intention to repurchase these shares on January 23, 2006 in connection with the offering of our 3.50% senior subordinated convertible notes, which was described in our Form 8-K filed February 2, 2006.

Item 6.	Selected Financial Data
      The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2005, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, our financial statements include the results of operations of the acquired dealerships from the date of acquisition. As a result of the acquisitions, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily indicative of our future results. During 2005, 2004, 2003, 2002 and 2001, we also sold certain dealerships which have been treated as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,

	2005(1)	2004(2)	2003(3)	2002(4)(5)	2001(5)

			(In millions, except per
			share data)
Consolidated Statement of Income Data:
Total revenues	$10,190.3	$8,948.5	$7,484.2	$5,983.0	$4,371.9
Gross profit	$1,545.3	$1,330.9	$1,092.8	$879.1	$628.9
Income from continuing operations before cumulative effect of accounting change	$120.7	$111.6	$77.3	$51.3	$30.2
Net income	$119.0	$111.7	$82.9	$62.2	$44.7
Income from continuing operations per diluted common share	$2.57	$2.45	$1.87	$1.25	$0.88
Net income per diluted common share	$2.53	$2.45	$2.00	$1.51	$1.31
Shares used in computing diluted share data	47.0	45.6	41.4	41.2	34.2
Balance Sheet Data:
Total assets	$3,594.2	$3,532.8	$3,144.2	$2,690.3	$1,946.6
Floor plan notes payable	$1,177.2	$1,122.8	$963.3	$709.1	$421.6
Total debt (excluding floor plan notes payable)	$580.2	$586.3	$651.6	$665.6	$555.2
Total stockholders’ equity	$1,145.7	$1,075.0	$828.4	$704.4	$515.7
Cash dividends per share	$0.45	$0.41	$0.10	$—	$—

(1)	Includes $8.2 million ($5.2 million after-tax), or $0.11 per share, of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at our dealerships over the past five years, and $1.9 million ($1.2 million after tax), or $0.03 per share of severance charges.

(2)	Includes an $11.5 million ($7.2 million after tax), or $0.16 per share, gain resulting from the sale of an investment and an $8.4 million ($5.3 million after tax), or $0.11 per share, gain resulting from a refund of U.K. consumption taxes. These 2004 gains were offset in part by non-cash charges of $7.8 million ($4.9 million after tax), or $0.11 per share, principally in connection with the planned relocation of certain U.K. franchises as part of our ongoing facility enhancement program.

(3)	Includes a $5.1 million charge ($3.1 million after tax), or $0.07 per share, from the cumulative effect of an accounting change related to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.

(4)	Includes a $22.8 million charge, which includes the estimated cash costs to be paid relating to employment contracts of certain employees terminated in connection with the streamlining of our dealership operations in the western region of the U.S. and the cost of a non-compete agreement with a former member of management that we determined no longer had a continuing economic benefit.

(5)	In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we stopped recording amortization expense relating to indefinite lived intangibles as of January 1, 2003. Amortization expense was $16.4 million and $12.1 million in 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See “Forward Looking Statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of the restatement of our 2004 and 2003 consolidated statements of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions, and also for the effects of restating our financial statements for entities which became discontinued operations during the year ended December 31, 2005.
Overview
      We are the second largest automotive retailer in the United States as measured by total revenues and have the highest concentration of revenues from foreign and premium brands among the publicly-traded automotive retailers. As of March 1, 2006, we owned and operated 171 franchises in the United States and 123 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands, with 90% of our total revenue in 2005 generated from the sales of foreign brands such as BMW, Honda, Lexus, Mercedes and Toyota. Sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, represented 58% of our total revenue. In addition to selling new and used vehicles, we offer a full range of maintenance and repair services, and we facilitate the sale of third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
      Our results for the year ended December 31, 2005 include $8.2 million ($5.2 million after-tax), or $0.11 per share, of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at our dealerships over the past five years, and $1.9 million ($1.2 million after tax), or $0.03 per share of severance charges. In addition, 2004 results include an $11.5 million ($7.2 million after tax), or $0.16 per share, gain resulting from the sale of an investment and an $8.4 million ($5.3 million after tax), or $0.11 per share, gain resulting from a refund of U.K. consumption taxes. These 2004 gains were offset in part by non-cash charges of $7.8 million ($4.9 million after tax), or $0.11 per share, principally in connection with the planned relocation of certain U.K. franchises as part of our ongoing facility enhancement program.
      New vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. Used vehicle revenues include amounts received for used vehicles sold to retail customers and leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, other third-party insurance policies, and fees for facilitating the sale of third-party finance and lease contracts as well as the sale of certain other products.

Service and parts revenues include fees paid for repair, maintenance and collision services, the sale of replacement parts and the sale of aftermarket accessories.
      We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our domestic dealerships endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that are earned ratably on an annual basis through January 2009. Two million of these warrants were earned in each of 2004 and in 2005 and which vested in the first quarter of 2005 and 2006, respectively. We exercised the warrants and sold the underlying stock we received upon vesting. The earning of these warrants may be accelerated based on us attaining specified subscription targets. We measure the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since we can reasonably estimate the number of warrants that will be earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is being recognized ratably during each annual period.
      We also received an additional ten million warrants to purchase Sirius common stock at $2.392 per share which are earned upon our sale of certain units pertaining to specified brands. We earned 522,400 of these warrants in 2005. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of certain units pertaining to specified brands, the fair value of these warrants is being recognized when they are earned.
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
      We have acquired a number of dealerships each year since our inception. Our financial statements include the results of operations of the acquired dealerships from the date of acquisition. We have also sold certain dealerships which have been treated as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting For The Impairment of Long-Lived Assets.
      The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealerships, and the success of our foreign operations. See “Forward-Looking Statements.”

Critical Accounting Policies and Estimates
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgments. Such judgments influence the assets, liabilities, revenues and expenses recognized in our financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management may determine that modifications in assumptions and estimates are required, which may result in a material change in our results of operations or financial position.
      The following are the accounting policies applied in the preparation of our financial statements that management believes are most dependent upon the use of estimates and assumptions.

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

Finance and Insurance Sales
      We arrange financing for customers through various financial institutions and receive a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the relevant terms of the contracts. The revenue we record relating to commissions is net of an estimate of the amount of chargebacks we will be required to pay. Such estimate of chargeback exposure is based on our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Intangible Assets and Impairment Testing
      Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets other than goodwill are required to be amortized over their estimated useful lives. We believe the franchise values of our dealerships have an indefinite useful life based on the following facts:

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

Impairment Testing
      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of the net book values of our franchises with their estimated fair values. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized. We also evaluate the remaining useful lives of our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support indefinite useful lives. Goodwill impairment is assessed at the reporting unit level. An indicator of impairment exists if the carrying amount of the goodwill attributable to a reporting unit is determined to exceed its estimated fair value and an impairment loss may be recognized. The fair value of the goodwill attributable to the reporting unit is determined using a discounted cash flow approach, which includes assumptions regarding revenue and profitability growth, residual values and our cost of capital. If future events and circumstances cause significant changes in the underlying assumptions and result in a reduction of our estimates of fair value, we may incur an impairment charge.

Investments
      Investments include marketable securities and investments in businesses accounted for under the equity method. Marketable securities include investments in debt and equity securities. Marketable securities held by us are typically classified as available for sale and are stated at fair value on our balance sheet with unrealized gains and losses included in other comprehensive income (loss), a separate component of stockholders’ equity. Declines in investment values that are deemed to be other than temporary would be an indicator of impairment and may result in an impairment charge reducing the investments’ carrying value to fair value. A majority of our investments are in joint venture relationships that are more fully described in “Joint Venture Relationships” below. Such joint venture relationships are accounted for under the equity method, pursuant to which we record our proportionate share of the joint venture’s income each period.

Self-Insurance
      We retain risk relating to certain of our general liability insurance, workers’ compensation insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum exposure limits for certain insurance periods. The majority of losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors.

Income Taxes
      Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax effect in our financial statements. Deferred tax liabilities generally represent expenses recognized in our financial statements which have not yet been recognized as an expense in our tax return or deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.
New Accounting Pronouncements
      Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS 151 is effective for us on January 1, 2006. We do not believe this pronouncement will have a material effect on consolidated operating results, financial position or cash flows.
      SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3” requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. SFAS No. 154 is effective for us on January 1, 2006. We do not believe this pronouncement will have a material effect on consolidated operating results, financial position or cash flows.
      Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”) requires companies to expense real estate rental costs under operating leases during periods of construction and is effective for us on January 1, 2006. FSP FAS 13-1 does not require retroactive application. We do not believe this pronouncement will have a material effect on consolidated operating results, financial position or cash flows.
      FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling obligations are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material effect on consolidated operating results, financial position or cash flows.
      Emerging Issues Task Force (“EITF”) issue No. 05-06 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term or that are acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes the remaining lease periods, including renewals that are deemed to be reasonably assured as of the date the leasehold improvements are purchased or the date of acquisition, as applicable. EITF No. 05-06 was effective for us on July 1, 2005. The adoption of EITF No. 05-06 did not have a material effect on consolidated operating results, financial position or cash flows.
Results of Operations
      The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same store” basis. Dealership results are only included in same store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2004, the results of the acquired entity would be included in same store comparisons beginning with 2006 versus 2005.

(in millions, except unit and per unit amounts)

			2005 vs. 2004				2004 vs. 2003

	2005	2004	Change	% Change	2004	2003	Change	% Change
Total Retail Data
Total retail unit sales	259,594	237,529	22,065	9.3%	237,529	217,878	19,651	9.0%
Total same store retail unit sales	229,555	225,783	3,772	1.7%	207,444	206,704	740	0.4%
Total retail sales revenue	$9,387.0	$8,272.5	$1,114.5	13.5%	$8,272.5	$6,986.8	$1,285.7	18.4%
Total same store retail sales revenue	$8,217.8	$7,809.7	$408.1	5.2%	$7,017.0	$6,562.6	$454.4	6.9%
Total retail gross profit	$1,546.2	$1,329.7	$216.5	16.3%	$1,329.7	$1,091.0	$238.7	21.9%
Total same store retail gross profit	$1,361.1	$1,250.2	$110.9	8.9%	$1,130.5	$1,024.4	$106.1	10.4%
Total retail gross margin	16.5%	16.1%	0.4%	2.5%	16.1%	15.6%	0.5%	3.2%
Total same store retail gross margin	16.6%	16.0%	0.6%	3.8%	16.1%	15.6%	0.5%	3.2%

Units
      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 22,065, or 9.3%, from 2004 to 2005 and increased by 19,651, or 9.0%, from 2003 to 2004. The increase from 2004 to 2005 is due to an 18,293 unit increase from net dealership acquisitions during the year, coupled with a 3,772, or 1.7%, increase in same store retail unit sales. The increase in same store retail unit sales in 2005 is due primarily to an increase in new vehicles sales. The increase from 2003 to 2004 is due to an 18,911 unit increase from net dealership acquisitions during the year coupled with a 740, or 0.4%, increase in same store retail unit sales.

Revenues
      Retail sales revenue increased $1,114.5 million, or 13.5%, from 2004 to 2005 and increased $1,285.7 million, or 18.4%, from 2003 to 2004. The increase from 2004 to 2005 is due to a $408.1 million, or 5.2%, increase in same store revenues, coupled with a $706.4 million increase from net dealership acquisitions during the year. The same store revenue increase is due to: (1) an $809, or 2.5%, increase in average new vehicle revenue per unit, which increased revenue by $124.1 million, (2) a $1,032, or 4.1%, increase in average used vehicle revenue per unit, which increased revenue by $74.6 million, (3) a $66, or 7.4%, increase in average finance and insurance revenue per unit, which increased revenue by $14.9 million, (4) a $66.9 million, or 7.6%, increase in service and parts revenues, and (5) the 1.7% increase in retail unit sales, which increased revenue by $127.6 million. The increase from 2003 to 2004 is due to a $454.4 million, or 6.9%, increase in same store revenues coupled with an $831.3 million increase from net dealership acquisitions during the year. The same store revenue increase is due to: (1) a $1,353, or 4.5%, increase in average new vehicle revenue per unit, which increased revenue by $190.8 million, (2) a $1,823, or 8.2% increase in average used vehicle revenue per unit, which increased revenue by $117.2 million, (3) an $80, or 9.7%, increase in average finance and insurance revenue per unit, which increased revenue by $16.5 million, (4) a $93.0 million, or 13.3%, increase in service and parts revenues, and (5) the 0.4% increase in retail unit sales, which increased revenue by $36.9 million.

Gross Profit
      Retail gross profit increased $216.5 million, or 16.3%, from 2004 to 2005 and increased $238.7 million, or 21.9%, from 2003 to 2004. The increase from 2004 to 2005 is due to a $110.9 million, or 8.9%, increase in same store gross profit, coupled with a $105.6 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to: (1) a $132, or 4.9%, increase in average gross profit per new vehicle retailed, which increased gross profit by $20.2 million, (2) a $206, or 9.5%, increase in average gross profit per used vehicle retailed, which increased gross profit by $14.9 million, (3) a $66, or 7.4%, increase in average finance and insurance revenue per unit, which increased gross profit by $14.9 million, (4) a $46.4 million, or 9.8%, increase in service and parts gross profit, and (5) the 1.7% increase in retail unit sales, which increased gross profit by $14.5 million. The increase from 2003 to 2004 is due to a $106.1 million, or 10.4%, increase in same store gross profit coupled with a $132.6 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to: (1) a $135, or 5.4%, increase in average gross profit per new vehicle retailed, which increased gross profit by $19.0 million, (2) a $238, or 12.1%, increase in average gross profit per used vehicle retailed, which increased gross profit by $15.3 million, (3) an $80, or 9.7%, increase in average finance and insurance revenue per unit, which increased gross profit by $16.5 million, (4) a $51.6 million, or 13.8%, increase in service and parts gross profit, and (5) the 0.4%, increase in retail unit sales, which increased gross profit by $3.7 million.

			2005 vs. 2004				2004 vs. 2003

	2005	2004	Change	% Change	2004	2003	Change	% Change
New Vehicle Data
New retail unit sales	178,157	161,221	16,936	10.5%	161,221	147,496	13,725	9.3%
Same store new retail unit sales	157,183	153,402	3,781	2.5%	143,173	141,009	2,164	1.5%
New retail sales revenue	$5,900.3	$5,195.7	$704.6	13.6%	$5,195.7	$4,471.1	$724.6	16.2%
Same store new retail sales revenue	$5,157.2	$4,909.0	$248.2	5.1%	$4,487.9	$4,229.3	$258.6	6.1%
New retail sales revenue per unit	$33,119	$32,227	$892	2.8%	$32,227	$30,314	$1,913	6.3%
Same store new retail sales revenue per unit	$32,810	$32,001	$809	2.5%	$31,346	$29,993	$1,353	4.5%
Gross profit — new	$515.9	$448.8	$67.1	15.0%	$448.8	$376.2	$72.6	19.3%
Same store gross profit — new	$448.3	$417.3	$31.0	7.4%	$376.8	$352.1	$24.7	7.0%
Average gross profit per new vehicle retailed	$2,896	$2,784	$112	4.0%	$2,784	$2,551	$233	9.1%
Same store average gross profit per new vehicle retailed	$2,852	$2,720	$132	4.9%	$2,632	$2,497	$135	5.4%
Gross margin % — new	8.7%	8.6%	0.1%	1.2%	8.6%	8.4%	0.2%	2.4%
Same store gross margin % — new	8.7%	8.5%	0.2%	2.4%	8.4%	8.3%	0.1%	1.2%

Units
      Retail unit sales of new vehicles increased 16,936 units, or 10.5%, from 2004 to 2005 and increased 13,725 units, or 9.3%, from 2003 to 2004. The increase from 2004 to 2005 is due to a 3,781 unit, or 2.5%, increase in same store retail unit sales coupled with a 13,155 unit increase from net dealership acquisitions during the year. The increase from 2003 to 2004 is due to a 2,164 unit, or 1.5%, increase in same store retail unit sales coupled with an 11,561 unit increase from net dealership acquisitions during the year. We believe that the same store increases in 2004 and 2005 are due in part to our brand mix, which includes a concentration of foreign and premium nameplates, offset by lower new unit sales at our domestic brand dealerships.

Revenues
      New vehicle retail sales revenue increased $704.6 million, or 13.6%, from 2004 to 2005 and increased $724.6 million, or 16.2%, from 2003 to 2004. The increase from 2004 to 2005 is due to a 248.2 million, or 5.1%, increase in same store revenues coupled with a $456.4 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 2.5% increase in retail unit sales, which increased revenue by $124.1 million, coupled with an $809, or 2.5%, increase in comparative average selling price per unit, which increased revenue by $124.1 million. The increase from 2003 to 2004 is due to a $258.6 million, or 6.1%, increase in same store revenues coupled with a $466.0 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 1.5% increase in retail unit sales, which increased revenue by $67.8 million, coupled with a $1,353, or 4.5%, increase in comparative average selling price per unit, which increased revenue by $190.8 million.

Gross Profit
      Retail gross profit from new vehicle sales increased $67.1 million, or 15.0%, from 2004 to 2005 and increased $72.6 million, or 19.3%, from 2003 to 2004. The increase from 2004 to 2005 is due to a $31.0 million, or 7.4%, increase in same store gross profit, coupled with a $36.1 million increase from net dealership acquisitions during the year. The same store retail gross profit increase is due to the 2.5% increase in new retail unit sales, which increased gross profit by $10.8 million, coupled with a $132, or 4.9%, increase in average gross profit per new vehicle retailed, which increased gross profit by $20.2 million. The increase from 2003 to 2004 is due to a $24.7 million, or 7.0%, increase in same store gross profit, coupled with a $47.9 million increase from net dealership acquisitions during the year. The same store retail gross profit increase is due to the 1.5% increase in new retail unit sales, which increased gross profit by $5.7 million, coupled with a $135, or 5.4%, increase in average gross profit per new vehicle retailed, which increased gross profit by $19.0 million.

			2005 vs. 2004				2004 vs. 2003

	2005	2004	Change	% Change	2004	2003	Change	% Change
Used Vehicle Data
Used retail unit sales	81,437	76,308	5,129	6.7%	76,308	70,382	5,926	8.4%
Same store used retail unit sales	72,372	72,381	(9)	(0.0%)	64,271	65,695	(1,424)	(2.2%)
Used retail sales revenue	$2,148.6	$1,929.2	$219.4	11.4%	$1,929.2	$1,592.7	$336.5	21.1%
Same store used retail sales revenue	$1,891.5	$1,817.1	$74.4	4.1%	$1,549.2	$1,463.8	$85.4	5.8%
Used retail sales revenue per unit	$26,383	$25,282	$1,101	4.4%	$25,282	$22,630	$2,652	11.7%
Same store used retail sales revenue per unit	$26,136	$25,104	$1,032	4.1%	$24,105	$22,282	$1,823	8.2%
Gross profit — used	$192.5	$165.2	$27.3	16.5%	$165.2	$139.2	$26.0	18.7%
Same store gross profit — used	$171.7	$156.8	$14.9	9.5%	$141.9	$129.3	$12.6	9.7%
Average gross profit per used vehicle retailed	$2,364	$2,164	$200	9.2%	$2,164	$1,977	$187	9.5%
Same store average gross profit per used vehicle retailed	$2,372	$2,166	$206	9.5%	$2,207	$1,969	$238	12.1%
Gross margin % — used	9.0%	8.6%	0.4%	4.7%	8.6%	8.7%	(0.1%)	(1.1%)
Same store gross margin % — used	9.1%	8.6%	0.5%	5.8%	9.2%	8.8%	0.4%	4.5%

Units
      Retail unit sales of used vehicles increased 5,129 units, or 6.7%, from 2004 to 2005 and increased 5,926 units, or 8.4%, from 2003 to 2004. The increase from 2004 to 2005 is due primarily to a 5,138 unit increase from net dealership acquisitions during the year. We believe that the flat same store sales are due in large part to a challenging used vehicle market in the U.S. during 2005. The increase from 2003 to 2004 is due to a 7,350 unit increase from net dealership acquisitions during the year, offset by a 1,424 unit, or 2.2%, decrease in same store used retail unit sales due in large part to the challenging used vehicle market in the U.S. during 2005.

Revenues
      Used vehicle retail sales revenue increased $219.4 million, or 11.4%, from 2004 to 2005 and increased $336.5 million, or 21.1%, from 2003 to 2004. The increase from 2004 to 2005 is due to a $74.4 million, or 4.1%, increase in same store revenues coupled with a $145.0 million increase from net dealership acquisitions during the year. The same store revenue increase is due primarily to a $1,032, or 4.1%, increase in comparative average selling price per vehicle, which increased revenue by $74.6 million, offset by the decrease in retail unit sales, which decreased revenue by $0.2 million. The increase from 2003 to 2004 is due to an $85.4 million, or 5.8%, increase in same store revenues, coupled with a $251.1 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a $1,823, or 8.2%, increase in comparative average selling price per unit, which increased revenue by $117.2 million, offset by the 2.2% decrease in retail unit sales, which decreased revenue by $31.8 million.

Gross Profit
      Retail gross profit from used vehicle sales increased $27.3 million, or 16.5%, from 2004 to 2005 and increased $26.0 million, or 18.7%, from 2003 to 2004. The increase from 2004 to 2005 is due to a $14.9 million, or 9.5%, increase in same store gross profit coupled with a $12.4 million increase from net dealership acquisitions during the year. The same store gross profit increase is due primarily to a $206, or 9.5%, increase in average gross profit per used vehicle retailed. The increase from 2003 to 2004 is due to a $12.6 million, or 9.7%, increase in same store gross profit coupled with a $13.4 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to a $238, or 12.1%, increase in average gross profit per used vehicle retailed, which increased gross profit by $15.3 million offset by the 2.2% decrease in used retail unit sales, which decreased gross profit by $2.7 million.

Finance and Insurance Data

			2005 vs. 2004				2004 vs. 2003

	2005	2004	Change	% Change	2004	2003	Change	% Change
Finance and Insurance Data
Finance and insurance revenue	$237.8	$209.5	$28.3	13.5%	$209.5	$178.0	$31.5	17.7%
Same store finance and insurance revenue	$220.2	$201.7	$18.5	9.2%	$187.4	$170.0	$17.4	10.2%
Finance and insurance revenue per unit	$ 916	$ 882	$ 34	3.9%	$ 882	$ 817	$ 65	8.0%
Same store finance and insurance revenue per unit	$ 959	$ 893	$ 66	7.4%	$ 903	$ 823	$ 80	9.7%
      Finance and insurance revenue increased $28.3 million, or 13.5%, from 2004 to 2005 and increased $31.5 million, or 17.7%, from 2003 to 2004. The increase from 2004 to 2005 is due to an $18.5 million, or 9.2%, increase in same store revenues coupled with a $9.8 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a $66, or 7.4%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $14.9 million coupled with the 1.7% increase in retail unit sales, which increased revenue by $3.6 million. Approximately $31 of the $66 per unit increase in comparative average finance and insurance revenue per unit in 2005 was attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at the company’s dealerships over the past five years. The increase from 2003 to 2004 is due to a $17.4 million, or 10.2%, increase in same store revenues coupled with a $14.1 million increase from net dealership acquisitions during the year. The same store revenue increase is due to an $80, or 9.7%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $16.5 million, coupled with the 0.4% increase in retail unit sales, which increased revenue by $0.8 million. Approximately $44 of the $80 increase in comparative average finance and insurance revenue per unit in 2004 was due to our Sirius Satellite Radio promotion agreement, which was new in 2004.
Service and Parts Data

			2005 vs. 2004				2004 vs. 2003

	2005	2004	Change	% Change	2004	2003	Change	% Change
Service and Parts Data
Service and parts revenue	$1,100.2	$938.1	$162.1	17.3%	$938.1	$745.0	$193.1	25.9%
Same store service and parts revenue	$948.9	$882.0	$66.9	7.6%	$792.5	$699.5	$93.0	13.3%
Gross profit	$599.9	$506.3	$93.6	18.5%	$506.3	$397.7	$108.6	27.3%
Same store gross profit	$520.9	$474.5	$46.4	9.8%	$424.4	$372.8	$51.6	13.8%
Gross margin	54.5%	54.0%	0.5%	0.9%	54.0%	53.4%	0.6%	1.1%
Same store gross margin	54.9%	53.8%	1.1%	2.0%	53.6%	53.3%	0.3%	0.6%

Revenues
      Service and parts revenue increased $162.1 million, or 17.3%, from 2004 to 2005 and increased $193.1 million, or 25.9%, from 2003 to 2004. The increase from 2004 to 2005 is due to a $66.9 million, or 7.6%, increase in same store revenues, coupled with a $95.2 million increase from net dealership acquisitions during the year. The increase from 2003 to 2004 is due to a $93.0 million, or 13.3%, increase in same store revenues, coupled with a $100.1 million increase from net dealership acquisitions during the year.
      We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of maintenance programs and certified pre-owned programs offered by certain manufacturers, and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit
      Service and parts gross profit increased $93.6 million, or 18.5%, from 2004 to 2005 and increased $108.6 million, or 27.3%, from 2003 to 2004. The increase from 2004 to 2005 is due to a $46.4 million, or 9.8%, increase in same store gross profit, coupled with a $47.2 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to the $66.9 million, or 7.6%, increase in revenues, which increased gross profit by $36.7 million, and a 2.0% increase in gross margin, which increased gross profit by $9.7 million. The increase from 2003 to 2004 is due to a $51.6 million, or 13.8%, increase in same store gross profit, coupled with a $57.0 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to the $93.0 million, or 13.3%, increase in revenues, which increased gross profit by $49.5 million, and a 0.6% increase in gross margin, which increased gross profit by $2.1 million.
Selling, General and Administrative
      Selling, general and administrative or “SG&A” expenses increased $176.7 million, or 17.1%, from 2004 to 2005 and increased $183.6 million, or 21.5%, from 2003 to 2004. The aggregate increase from 2004 to 2005 is primarily due to an $88.4 million, or 9.1%, increase in same store SG&A expenses coupled with an $88.3 million increase from net dealership acquisitions during the year. The aggregate increase in SG&A expenses from 2003 to 2004 is primarily due to a $77.5 million, or 9.7%, increase in same store SG&A expenses, coupled with a $106.1 million increase from net dealership acquisitions during the year. The increase in same store SG&A expenses is due in large part to (1) increased variable selling expenses, including increases in variable compensation, as a result of the 8.9% and 10.4% increase in retail gross profit over the prior year in 2005 and 2004, respectively, (2) increased rent and related costs in both years due in part to our facility improvement and expansion program, (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market, and (4) $1.9 million of severance charges in 2005. Such increases were offset in part in 2004 by an $8.4 million refund of U.K. consumption taxes. SG&A expenses as a percentage of total revenue were 11.9%, 11.6% and 11.4% in 2005, 2004 and 2003, respectively and as a percentage of gross profit were 78.5%, 77.9% and 78.0% in 2005, 2004 and 2003, respectively.
Depreciation and Amortization
      Depreciation and amortization increased $1.5 million, or 3.9%, from 2004 to 2005 and increased $10.7 million, or 39.4%, from 2003 to 2004. The increase from 2004 to 2005 is due to a $2.7 million increase from net dealership acquisitions during the year, offset by a $1.2 million, or 3.4%, decrease in same store depreciation and amortization. The same store decrease is due primarily to the effect of costs recognized in 2004 related to the relocation of certain U.K. franchises, offset by increases due in large part to our facility improvement and expansion program. The increase from 2003 to 2004 is due to an $8.8 million, or 33.3%, increase in same store depreciation and amortization, coupled with a $1.9 million increase from net dealership acquisitions during the year. The same store increase is due in large part to our facility improvement and expansion program.
Floor Plan Interest Expense
      Floor plan interest expense increased $6.9 million, or 15.6%, from 2004 to 2005 and increased $5.8 million, or 15.0%, from 2003 to 2004. The increase from 2004 to 2005 is due to a $2.9 million, or 6.8%, increase in same store floor plan interest expense, coupled with a $4.0 million increase from net dealership acquisitions during the year. The same store increase is due primarily to a net increase in our weighted average borrowing rate during 2005 compared to 2004. The increase from 2003 to 2004 is due to a $2.2 million, or 6.1%, increase in same store floor plan interest expense, coupled with a $3.6 million increase from net dealership acquisitions during the year. The same store increase is due primarily to a net increase in our weighted average borrowing rate during 2004 compared to 2003, offset by a decrease in average floor plan notes outstanding.
Other Interest Expense
      Other interest expense increased $6.6 million, or 15.3%, from 2004 to 2005 and increased $0.1 million, or 0.3%, from 2003 to 2004. The increase from 2004 to 2005 is due primarily to an increase in our weighted average borrowing rate during 2005 compared to 2004.

Income Taxes
      Income taxes increased $2.5 million, or 3.7%, from 2004 to 2005 and increased $15.3 million, or 29.4%, from 2003 to 2004. The increase from 2004 to 2005 is due primarily to our increase in pre-tax income versus the prior year, offset in part by a reduction in our effective state income tax rate. The increase from 2003 to 2004 is due primarily to an increase in pre-tax income versus the prior year, offset in part by a reduction in our effective rate resulting from an increase in the relative proportion of our income from our U.K. operations, which are taxed at a lower rate, coupled with a reduction in our effective state income tax rate.
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of December 31, 2005, we had working capital of $214.9 million, including $9.4 million of cash available to fund our operations and capital commitments. In addition, we had $314.5 million and £57.0 million ($98.0 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which are discussed below.
      We paid dividends of eleven cents per share on March 1, 2005, June 1, 2005 and August 1, 2005 and twelve cents per share on December 1, 2005 and March 1, 2006. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
      We have grown primarily through the acquisition of automotive dealerships. We believe that cash flow from operating activities and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions; we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of certain automobile manufacturers. In connection with any potential significant acquisitions, there is no assurance that we would be able to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.
     Inventory Financing
      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity.
      The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate or LIBOR, as defined. The weighted average interest rate on floor plan borrowings was 5.4%, 5.1% and 4.5% for the years ended December 31, 2005, 2004 and 2003, respectively. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of goods sold as vehicles are sold. Such credits amounted to $32.0 million, $28.8 million and $26.1 million during the years ended December 31, 2005, 2004 and 2003, respectively.
     U.S. Credit Agreement
      Our credit agreement with DaimlerChrysler Services Americas LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004, provides for up to $600.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50.0 million of availability for letters of credit, through September 30, 2008. The revolving loans bear interest between defined LIBOR plus 2.60% and defined LIBOR plus 3.75%.
      The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before income taxes, depreciation and amortization, or EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2005, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered our current margin of compliance with the covenants and expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S. See “Risk Factors”.
      The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2005, outstanding borrowings and letters of credit under the U.S. credit agreement amounted to $272.0 million and $13.5 million, respectively.
     U.K. Credit Agreement
      Our subsidiaries in the U.K., referred to as our U.K. Subsidiaries, are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended, which provides for up to £65.0 million in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Revolving loans under the U.K. credit agreement have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. credit agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15.0 million. Term loan capacity under the U.K. credit agreement was originally £10.0 million, which is reduced by £2.0 million every six months. As of December 31, 2005, term loan capacity under the U.K. credit agreement amounted to £2.0 million. The remaining £55.0 million of revolving loan capacity matures on March 31, 2007.
      The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2005, we were in compliance with all covenants under the U.K. credit agreement, and we believe that we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
      The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of our U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. The

U.K. credit agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of our U.K. Subsidiaries. As of December 31, 2005, there were no outstanding borrowings under the U.K. credit agreement.
     Senior Subordinated Notes
      We have outstanding $300.0 million aggregate principal amount of 9.625% senior subordinated notes due 2012, referred to as the 9.625% Notes. The 9.625% Notes are unsecured senior subordinated notes and subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the 9.625% Notes at our option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of 9.625% Notes will be able to require us to repurchase all or some of the 9.625% Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. As of December 31, 2005, we were in compliance with all negative covenants and there were no events of default.
     3.5% Convertible Senior Subordinated Notes
      On January 31, 2006, we issued $375.0 million of 3.50% senior subordinated convertible notes due 2026, referred to as the Convertible Notes, and related guarantees, which together with the Convertible Notes, are referred to as the Securities. In a private offering, referred to as the Offering, to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The Securities bear interest at an annual rate of 3.50%. Interest is payable semiannually on April 1 and October 1 of each year, beginning on October 1, 2006. The Securities mature on April 1, 2026, unless earlier converted, redeemed or purchased by us. The Securities are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing wholly owned domestic subsidiaries.
      Holders may convert the Securities based on a conversion rate of 21.1026 shares of our common stock per $1,000 principal amount of the Securities (which is equal to an initial conversion price of approximately $47.39 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the Securities falls below, specific thresholds, (2) if the Securities are called for redemption, (3) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (4) if a fundamental change occurs, or (5) during the ten trading days prior to, but excluding, the maturity date. Upon conversion of the Securities, in lieu of shares of our common stock, for each $1,000 principal amount of the Securities, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion. If a Holder elects to convert its Securities in connection with certain events that constitute a change of control on or before April 6, 2011, we will pay, to the extent described in the related indenture, a make-whole premium by increasing the conversion rate applicable to such Securities.
      In addition, we will pay contingent interest in cash with respect to any six-month period from April 1 to September 30 and from October 1 to March 31, commencing with the six-month period beginning on April 1, 2011 and ending on September 30, 2011, if the average trading price of a Security for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the Security. On or after April 6, 2011, we may redeem the Securities, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Securities to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Securities may require us to purchase all or a portion of their Securities for cash on each of April 1, 2011, April 1, 2016 and April 1, 2021 at a purchase price equal to 100% of the principal amount of the Securities to be purchased, plus accrued and unpaid interest, if any, to, the applicable purchase date. In addition, if we experience certain fundamental change events specified in the related indenture, holders of the Securities will have the option to require us to purchase for cash all or a portion of their Securities, subject to specified exceptions, at a price equal to 100% of the principal amount of the Securities, plus accrued and unpaid interest, if any, to the fundamental change purchase date.
      In connection with the offering, we agreed to file with the Securities and Exchange Commission within 120 days after the date of original issuance of the Securities a shelf registration statement to register resales of the Securities and the shares of common stock issuable upon conversion of the Securities. We will use commercially reasonable efforts to (i) cause such shelf registration statement to become effective within 210 days after the original issuance of the Securities and (ii) to keep the shelf registration statement effective until the earlier of (1) two years from the date the shelf registration statement is declared effective by the SEC, (2) the sale pursuant to the shelf registration statement of the Securities and all of the shares of common stock issuable upon conversion of the Securities, and (3) the date when the holders, other than the holders that are our “affiliates,” of the Securities and the common stock issuable upon conversion of the Securities are able to sell or transfer all such securities immediately without restriction pursuant to Rule 144 (or any similar provision then in force) under the Securities Act. If we fail to comply with our obligations to register the Securities and the common stock issuable upon conversion of the Securities, the registration statement does not become effective within the specified time period, or the shelf registration statement ceases to be effective or fails to be usable for certain periods of time, in each case subject to certain exceptions provided in the registration rights agreement, we will be required to pay additional interest, subject to some limitations, to the holders of the securities.
     Share Repurchase.
      In connection with the Offering we repurchased 500,000 shares of our outstanding common stock on January 26, 2006 for $18.96 million, or $37.91 per share.
     Interest Rate Swaps
      We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. As of December 31, 2005, we expect approximately $0.3 million associated with the swap to be recognized as a reduction of interest expense over the next twelve months.
     Other Financing Arrangements
      In the past, we have entered into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to a third-party and agree to lease those assets back for a certain period of time. We believe we will continue to utilize these types of transactions in the future. Such sales generate proceeds which vary from period to period. Proceeds from sale-leaseback transactions were $118.5 million, $149.1 million and $133.4 million during the years ended December 31, 2005, 2004 and 2003, respectively. Commitments under such leases are included in the table of contractual payment obligations below.
     Off-Balance Sheet Arrangements
      We are not party to any off-balance sheet arrangements.
     Capital Transaction
      On March 26, 2004, we sold an aggregate of 4,050,000 shares of our common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119.4 million, or $29.49 per share. The proceeds of the sale were used for general corporate purposes, which included reducing outstanding indebtedness under our credit agreements.

Cash Flows
      We have restated our 2004 and 2003 consolidated statements of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions to comply with guidance under SFAS No. 95, “Statement of Cash Flows.” More specifically, with respect to acquisitions, we have restated our consolidated statements of cash flows to reflect the repayment of seller floor plan notes payable obligations by our floor plan lender as additional cost of dealership acquisitions with corresponding borrowings of floor plan notes payable-non-trade. Similarly, with respect to dispositions, we have restated our consolidated statements of cash flows to reflect the repayment of our floor plan notes payable by the purchaser’s floor plan lender as additional transaction proceeds with corresponding repayments of floor plan notes payable trade or non-trade as appropriate.
      Previously, all such activity was treated as a non-cash acquisition or disposition of inventory and floor plan notes payable. A summary of the significant effects of the restatement are as follows:

	Year Ended December 31,

	2004	2003

Net cash from continuing operating activities as previously reported	$247,447	$24,264
Discontinued operations	(14,030)	32,187
Recognition of floor plan balances as cash transactions	43,229	11,063

Net cash from continuing operating activities, as restated	$276,646	$67,514

Net cash from continuing investing activities as previously reported	$(237,366)	$(178,218)
Discontinued operations	4,672	3,760
Recognition of floor plan balances as cash transactions	(43,229)	(24,585)

Net cash from continuing investing activities, as restated	$(275,923)	$(199,043)

Net cash from continuing financing activities as previously reported	$(27,176)	$130,894
Discontinued operations	4,547	(43,666)
Recognition of floor plan balances as cash transactions	—	13,522

Net cash from continuing financing activities, as restated	$(22,629)	$100,750

      Cash and cash equivalents decreased by $14.1 million during the year ended December 31, 2005, and increased by $5.9 million and $6.7 million during the years ended December 31, 2004 and 2003, respectively. The major components of these changes are discussed below.
     Cash Flows from Continuing Operating Activities
      Cash provided by operating activities was $192.9 million, $276.6 million and $67.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.
      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. We report all cash flows arising in connection with floor plan notes payable to the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as a financing activity in our statement of cash flows in accordance with the guidance under SFAS No. 95, “Statement of Cash Flows.”

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

	Year Ended December 31,

	2005	2004	2003

Net cash from operating activities as reported	$192,912	$276,646	$67,514
Floor plan notes payable — non-trade as reported	5,776	(55,401)	120,472

Net cash from operating activities including all floor plan notes payable	$198,688	$221,245	$187,986

     Cash Flows from Continuing Investing Activities
      Cash used in investing activities was $226.7 million, $275.9 million and $199.0 million during the years ended December 31, 2005, 2004 and 2003, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $218.3 million, $227.2 million and $194.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $118.5 million, $149.1 million and $133.4 million during the years ended December 31, 2005, 2004 and 2003, respectively. Cash used in business acquisitions, net of cash acquired, was $126.9 million, $211.4 million and $137.9 million during the years ended December 31, 2005, 2004 and 2003, respectively. Cash flows from investing activities include $13.6 million of proceeds received from the sale of an investment during the year ended December 31, 2004.
     Cash Flows from Continuing Financing Activities
      Cash used in financing activities was $9.2 million and $22.6 million during the years ended December 31, 2005 and 2004, respectively, and cash provided by financing activities was $100.8 million during the year ended December 31, 2003. Cash flows from financing activities include borrowings and repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net borrowings of long-term debt of $2.4 million during the year ended December 31, 2005. We had net repayments of long-term debt of $74.3 million and $25.5 million during the years ended December 31, 2004 and 2003, respectively. We had net borrowings of floor plan notes payable non-trade of $5.8 million and $120.5 million during the years ended December 31, 2005 and 2003, respectively, and net repayments of floor plan notes payable non-trade of $55.4 million during the year ended December 31, 2004. During the years ended December 31, 2005, 2004 and 2003, we received proceeds of $3.5 million, $125.4 million and $9.9 million, respectively, from the issuance of common stock. During the years ended December 31, 2005, 2004 and 2003, we paid $20.8 million, $18.4 million and $4.1 million, respectively, of cash dividends to our stockholders.

     Contractual Payment Obligations
      The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2005. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, entering into new operating lease agreements, the amount of borrowings under our credit agreements and floor plan arrangements and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. See “Forward-Looking Statements.” Our obligation relating to the $375.0 million of 3.5% senior subordinated notes due 2026 issued on January 31, 2006 is not included in the table but are discussed above under “3.5% Convertible Senior Subordinated Notes.”

	Payments due in

	Total	2006	2007	2008	2009	2010	Thereafter

	(in millions)
Floorplan Notes Payable(A)	$1,177.2	$1,177.2	$—	$—	$—	$—	$—
U.S. Credit Agreement(B)	$272.0	$—	$—	$272.0	$—	$—	$—
U.K. Credit Agreement(B)	$—	$—	$—	$—	$—	$—	$—
9.625% Senior Subordinated Notes	$300.0	$—	$—	$—	$—	$—	$300.0
Other Debt	$8.2	$3.5	$3.8	$0.2	$0.2	$0.5	$—
Mandatory minority interest repurchase	$2.7	$—	$—	$2.7	$—	$—	$—
Scheduled Interest Payments(C)	$202.9	$29.2	$29.2	$28.9	$28.9	$28.9	$57.8
Operating Lease Commitments	$1,667.7	$127.5	$123.0	$120.0	$116.9	$111.9	$1,068.4

	$3,630.7	$1,337.4	$156.0	$423.8	$146.0	$141.3	$1,426.2

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements.

(B)	Commitments under letters of credit expire concurrently with the expiration of our credit agreements.

(C)	Estimates of future variable rate interest payments under floorplan notes payable and our credit agreements are excluded.
      We expect that the amounts above will be funded through cash flow from operations. In the case of balloon payments at the end of the terms of our debt instruments, we expect to be able to refinance such instruments in the normal course of business.
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
Related Party Transactions
     Stockholders Agreement
      Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 41% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 15% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties or when either party no longer owns any of our common stock.
     Mitsui Transaction
      On March 26, 2004, we sold an aggregate of 4,050,000 shares of common stock to Mitsui for $119.4 million. Proceeds from the sale were used for general corporate purposes, which included reducing outstanding indebtedness under our credit agreements.
     Other Related Party Interests
      James A. Hislop, one of our directors, is the President, Chief Executive Officer and a managing member of Penske Capital Partners, a director of Penske Corporation and a managing director of Transportation Resource Partners, an organization that undertakes investments in transportation-related industries. Roger S. Penske also is a managing member of Penske Capital Partners and Transportation Resource Partners. Richard J. Peters, one of our directors, is a director of Penske Corporation and a managing director of Transportation Resource Partners. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our directors, Mr. Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our Vice Chairman, is also the President and a director of Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.
     Other Transactions
      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price that is independently confirmed by a third party appraiser. During 2005 and 2004, we paid $4.7 million and $5.6 million, respectively, to AGR under these lease agreements. In addition, in 2005 and 2004, we sold AGR real property and improvements for $43.9 and $30.8 million, respectively, which were subsequently leased by AGR to us. There were no gains or losses associated with these sales.
      We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions are reviewed annually by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties, which we believe represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
      We are currently a tenant under a number of non-cancelable lease agreements with Samuel X. DiFeo and members of his family. Mr. DiFeo served as our President and Chief Operating Officer until March 8, 2006. We paid $5.5 million during both 2005 and 2004 to Mr. DiFeo and his family under these lease agreements. We believe that when we entered into these transactions, their terms were at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
      We have entered into joint ventures with certain related parties as more fully discussed below.
Joint Venture Relationships
      From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we acquire dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2005, our joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.90%	(A)(C)
Edison, New Jersey	Ferrari	70.00%	(C)
Tysons Corner, Virginia	Mercedes-Benz, Maybach,	90.00%	(B)(C)
	Audi, Porsche, Aston Martin
Las Vegas, Nevada	Ferrari, Maserati	50.00%	(D)
Mentor, Ohio	Honda	75.00%	(C)
Munich, Germany	BMW, MINI	50.00%	(D)
Frankfurt, Germany	Lexus, Toyota	50.00%	(D)
Achen, Germany	Audi, Volkswagen, Lexus, Toyota	50.00%	(D)
Mexico	Toyota	48.70%	(D)
Mexico	Toyota	45.00%	(D)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 7.8% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(C)	Entity is consolidated in our financial statements

(D)	Entity is accounted for under the equity method of accounting
Cyclicality
      Unit sales of motor vehicles, particularly new vehicles, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience periods of decline and recession similar to those experienced by the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.
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
Risk Factors
      This annual report on Form 10-K contains “forward-looking statements” which generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “potential,” “continue” or variations of such terms. These forward-looking statements are only predictions and involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including those discussed under Item 1A — “Risk Factors,” which are incorporated by reference into this Item 7.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
      Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over defined LIBOR. Based on the amount outstanding as of December 31, 2005, a 100 basis point change in interest rates would result in an approximate $2.7 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during 2005, a 100 basis point change in interest rates would result in an approximate $9.1 million change to our annual interest expense.
      Interest rate fluctuations affect the fair market value of our fixed rate debt, but, with respect to such fixed rate instruments, do not impact our earnings or cash flows.
      Foreign Currency Exchange Rates. As of December 31, 2005, we have dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our foreign operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $302.8 million change to our revenues for the year ended December 31, 2005.
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
Item 8.     Financial Statements and Supplementary Data
      The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference into this Item 8.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.
Item 9A.     Controls and Procedures
      Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.
      Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2005. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we have considered the restatement of our 2004 and 2003 consolidated statements of cash flows and have concluded that such restatement does not represent a material weakness in our internal control over financial reporting. The reports appearing on pages F-2, F-3 and F-5 are incorporated herein by reference.
Item 9B.     Other Information
      Not applicable.
PART III
      The information required by Items 10 through 14 is included in the Company’s definitive proxy statement under the caption “Election of Directors,” “Executive Officers,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Independent Registered Public Accounting Firms,” “Related Party Transactions,” “Other Matters” and “The Board of Directors and its Committees.” Such information is incorporated herein by reference.

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
      (2) Financial Statement Schedules — Schedule II — Valuation and Qualifying Accounts.
      (3) Exhibits — See the Index of Exhibits following this item.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

United Auto Group, Inc.

By:	/s/ Roger S. Penske

Roger S. Penske
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Roger S. Penske Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ James R. Davidson James R. Davidson	Executive Vice President — Finance (Principal Financial Officer)	March 16, 2006

/s/ Robert T. O’Shaughnessy Robert T. O’Shaughnessy	Senior Vice President — Finance (Principal Accounting Officer)	March 16, 2006

/s/ John D. Barr John D. Barr	Director	March 16, 2006

/s/ Michael R. Eisenson Michael R. Eisenson	Director	March 16, 2006

/s/ James A. Hislop James A. Hislop	Director	March 16, 2006

/s/ Hiroshi Ishikawa Hiroshi Ishikawa	Director	March 16, 2006

/s/ William J. Lovejoy William J. Lovejoy	Director	March 16, 2006

/s/ Kimberly J. McWaters Kimberly J. McWaters	Director	March 16, 2006

/s/ Eustace W. Mita Eustace W. Mita	Director	March 16, 2006

Signature	Title	Date

/s/ Lucio A. Noto Lucio A. Noto	Director	March 16, 2006

/s/ Richard J. Peters Richard J. Peters	Director	March 16, 2006

/s/ Ronald G. Steinhart Ronald G. Steinhart	Director	March 16, 2006

/s/ H. Brian Thompson H. Brian Thompson	Director	March 16, 2006

INDEX OF EXHIBITS
      Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1		Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 10-Q filed on August 9, 2004).
3.2		Bylaws (incorporated by reference to exhibit 3.2 to our Form 8-K filed on March 13, 2006).
4	.1.1	Indenture dated as of March 18, 2002 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank One Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.3 to our registration statement on Form S-4, registration no. 333-87452, filed May 2, 2002).
4	.1.2	Amended and Restated Supplemental Indenture dated as of November 3, 2005 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, N.A. (as successor in interest to Bank One Trust Company, N.A.), as Trustee (incorporated by reference to Exhibit 4.1 to our Form 10-Q for the quarter ended September 30, 2005).
4.2		Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to our September 8, 2004 Form 8-K).
4	.3.1	Seconded Amended and Restated Security Agreement dated as of September 8, 2004 among United Auto Group, Inc., DaimlerChrysler Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).
4	.3.2	Extension Notice dated September 15, 2005 relating to Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 99.1 to our Form 8-K filed on September 19, 2005).
4	.4.1	Credit Agreement dated February 28, 2003 between Sytner Group Limited and The Royal Bank of Scotland plc, as agent for National Westminster Bank plc (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).
4	.4.2	Supplemental Agreement dated March 30, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited (incorporated by reference to our form 10-Q filed August 9, 2004).
4	.4.3	Supplemental Agreement dated May 25, 2004 between The Royal Bank of Scotland plc acting as agent for National Westminster Bank Plc and Sytner Group Limited (incorporated by reference to our form 10-Q filed August 9, 2004).
4.5		Indenture, dated January 31, 2006, by and among United Auto Group, Inc., the subsidiary guarantors named therein and J.P. Morgan Trust Company, National Association, as trustee Limited (incorporated by reference to exhibit 4.1 to our form 8-K filed February 2, 2006).
10.1		Form of Dealer Agreement with Infiniti Division of Nissan North America, Inc. (incorporated by reference to exhibit 10.2.1 to our 2001 Form 10-K).
10.2		Form of Dealer Agreement with Jaguar Cars, a division of Ford Motor Company (incorporated by reference to exhibit 10.2.2 to our 2001 Form 10-K).
10.3		Form of Dealer Agreement With Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
10.4		Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).
10.5		Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).
10.6		Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
10.7		Form of Dealer Agreement with Toyota Motor Company (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).
10.8		Form of Dealer Agreement with General Motors Corporation (incorporated by reference to exhibit 10.2.8 to our 2001 Form 10-K).

10.9		Form of Dealer Agreement with Nissan North America, Inc. (incorporated by reference to exhibit 10.2.9 to our 2001 Form 10-K).
10.10		Form of Sales and Service Agreement with Chrysler Corporation (incorporated by reference to exhibit 10.2.10 to our 2001 Form 10-K).
10.11		Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
10.12		Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
10.13		Form of Mercedes Benz USA, LLC Maybach Passenger Car Dealer Agreement (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2003).
10.14		Form of Sales and Service Agreement with Ford Motor Company (incorporated by reference to exhibit 10.2.13 to our 2001 Form 10-K).
10.15		Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit 10.2.14 to our 2001 Form 10-K).
10.16		Form of Dealer Agreement with Acura Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).
10.17		Form of Sales and Service Agreement with Porsche Cars North America (incorporated by reference to exhibit 10.2.16 to our 2001 Form 10-K).
10.18		Form of Dealer Agreement with Land Rover North America, Inc. (incorporated by reference to exhibit 10.2.17 to our 2001 Form 10-K).
*10	.19	Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo (incorporated by reference to exhibit 10.19 to our Form 10-K filed on March 14, 2005).
*10	.20	Letter Agreement dated August 2, 2000 amending the Letter Agreement dated August 3, 1999 between us and Samuel X. DiFeo (incorporated by reference to exhibit 10.20 to our Form 10-K filed on March 14, 2005).
*10	.21	Stock Option Agreement, dated as of August 3, 1999, between us and Roger S. Penske (incorporated by reference to exhibit 10.3 to our Form 8-K filed August 13, 1999).
*10	.22	Quarterly Bonus Criteria for James R. Davidson (incorporated by reference to Exhibit 10.22 to our Form 10-K filed on March 14, 2005).
*10	.23	United Auto Group, Inc. Amended and Restated Stock Option Plan dated as of December 10, 2003 (incorporated by reference to our 2003 10-K filed March 15, 2004).
*10	.24	Amended and Restated United Auto Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to our 2003 10-K filed March 15, 2004).
*10	.25	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).
*10	.26	Amended and Restated United Auto Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to our 10-Q filed August 9, 2004).
*10	.27	United Auto Group, Inc. Management Incentive Plan (effective July 1, 2003) (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.28		Limited Liability Company Agreement of UAG Mentor Acquisition, LLC dated July 1, 2003 between us and YAG Acquisition, LLC dated July 1, 2003 between us and YAG Mentor Investors, LLC (incorporated by reference to exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10	.29.1	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10	.29.2	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to exhibit 10.4 to our Form 10-Q for the quarter ended March 31, 2003.

10	.29.3	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003).
10.30		CarsDirect.com, Inc. Series D Preferred Stock Purchase and Warrant Agreement (incorporated by reference to exhibit 10.24 to our Form 10-Q for the quarter ended June 30, 2000).
10.31		Operating Agreement dated May 12, 2000 between us, Penske Automotive Group, Inc. and CarsDirect.com, Inc. (incorporated by reference to exhibit 10.25 to our Form 10-Q for the quarter ended June 30, 2000).
10.32		Registration Rights Agreement dated May 3, 1999 by and among us, International Motorcars Group I, L.L.C., and International Motorcars Group II, L.L.C. (incorporated by reference to exhibit 10.20.7 to our Form 8-K filed on May 10, 1999).
10.33		Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K for the year ended December 31, 2000).
10.34		Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).
10.35		Letter Agreement among Penske Corporation, Penske Capital Partners, L.L.C., Penske Automotive Holdings Corp., International Motor Cars Group I, L.L.C., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated April 4, 2003 (incorporated by reference to exhibit 5 to the Schedule 13D filed by Mitsui on April 10, 2003).
10.36		Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and United Auto Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).
10.37		HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr. (incorporated by reference to exhibit 10.28.1 to registration statement no. 333-82264 filed February 6, 2002).
10.38		Operating Agreement of United Auto do Brasil, LTDA dated November 4, 1999 between UAG Holdings do Brasil, LTDA and RSP Holdings do Brasil, LTDA (incorporated by reference to exhibit 10.29 to our Form 10-Q for the quarter ended June 30, 2001).
10.39		Stockholders Agreement among International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Automotive Holdings Corp., Penske Corporation and Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.1 to our March 26, 2004 Form 8-K).
10.40		VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, U.S., Transportation Resource Partners, LP., Penske Truck Leasing Co. LLP., and Opus Ventures General Partners Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).
10.41		Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, US., Transportation Resource Advisors LLC., Penske Truck Leasing Co. L.P. and Opus Ventures General Partner Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).
10.42		Registration Rights Agreement, dated January 31, 2006, by and among United Auto Group, Inc., the subsidiary guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Thomas Weisel Partners LLC, relating to the 3.50% Senior Subordinated Convertible Notes due 2026 (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 2, 2006).
21		Subsidiary List
23.1		Consent of Deloitte & Touche LLP.
23.2		Consent of KPMG Audit Plc.
31.1		Rule 13a-14(a)/15(d)-14(a) Certifications.
32		Section 1350 Certifications.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED AUTO GROUP, INC
As of December 31, 2005 and 2004 and for the years ended
December 31, 2005, 2004 and 2003

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of United Auto Group, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors that the Company’s internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
      The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-3.
United Auto Group, Inc.
March 16, 2006
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of UAG UK Holdings Limited and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors that the Company’s internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
      The Company’s independent registered public accounting firm that audited the consolidated financial statements of UAG UK Holdings Limited has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-5.
UAG UK Holdings Limited
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
United Auto Group, Inc.
Bloomfield Hills, Michigan
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Auto Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 20% and 29% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The effectiveness of UAG UK Holdings Limited’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinions, insofar as they relate to the effectiveness of UAG UK Holdings Limited’s internal control over financial reporting, are based solely on the report of other auditors.
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
      In our opinion, based on our audit and the report of the other auditors, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, based on our audit and the report of other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005. Our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule based on our audit and the report of other auditors and included an explanatory paragraph relating to the accompanying 2004 and 2003 consolidated statements of cash flows that have been restated.

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
UAG UK Holdings Limited:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that UAG UK Holdings Limited and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Plc
Birmingham, United Kingdom
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of United Auto Group, Inc.
Bloomfield Hills, Michigan
      We have audited the accompanying consolidated balance sheets of United Auto Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary) for the years ended December 31, 2005, 2004 and 2003, which statements reflect total assets constituting 20% and 22% of the Company’s consolidated total assets as of December 31, 2005 and 2004, and total revenues constituting 29%, 29% and 23% of the Company’s consolidated total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited as of December 31, 2005 and 2004, and the years ended December 31, 2005, 2004 and 2003 is based solely on the report of such other auditors.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
      In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits and the report of other auditors.
      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for cash consideration received from a vendor in 2003 to conform to Emerging Issues Task Force Issue No. 02-16 and the accompanying 2004 and 2003 consolidated statements of cash flows have been restated.

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
UAG UK Holdings Limited:
      We have audited the consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UAG UK Holdings Limited’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG Audit Plc
Birmingham, United Kingdom
March 16, 2006

UNITED AUTO GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$9,424	$23,547
Accounts receivable, net	412,861	342,174
Inventories, net	1,224,443	1,180,769
Other current assets	51,142	43,095
Assets held for sale	181,775	284,614

Total current assets	1,879,645	1,874,199
Property and equipment, net	424,429	374,678
Goodwill	1,012,182	1,013,960
Franchise value	194,289	183,084
Other assets	83,628	86,880

Total Assets	$3,594,173	$3,532,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$845,251	$807,204
Floor plan notes payable — non-trade	331,953	315,634
Accounts payable	211,943	210,765
Accrued expenses	174,796	184,985
Current portion of long-term debt	3,551	11,367
Liabilities held for sale	97,256	173,774

Total current liabilities	1,664,750	1,703,729
Long-term debt	576,690	574,933
Other long-term liabilities	207,001	179,104

Total Liabilities	2,448,441	2,457,766

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 46,884 shares issued at December 31, 2005; 46,483 shares issued at December 31, 2004	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	746,165	742,551
Retained earnings	404,010	305,881
Accumulated other comprehensive income	21,830	57,463
Unearned compensation	—	(4,587)
Treasury stock, at cost; 2,153 shares at December 31, 2005 and 2004	(26,278)	(26,278)

Total Stockholders’ Equity	1,145,732	1,075,035

Total Liabilities and Stockholders’ Equity	$3,594,173	$3,532,801

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenue:
New vehicle	$5,900,326	$5,195,728	$4,471,140
Used vehicle	2,148,582	1,929,230	1,592,737
Finance and insurance, net	237,843	209,467	177,960
Service and parts	1,100,241	938,090	744,994
Fleet and wholesale	803,292	675,983	497,320

Total revenues	10,190,284	8,948,498	7,484,151

Cost of sales:
New vehicle	5,384,406	4,746,894	4,094,938
Used vehicle	1,956,066	1,764,080	1,453,560
Service and parts	500,316	431,805	347,334
Fleet and wholesale	804,152	674,856	495,538

Total cost of sales	8,644,940	7,617,635	6,391,370

Gross profit	1,545,344	1,330,863	1,092,781
Selling, general and administrative expenses	1,213,259	1,036,521	852,872
Depreciation and amortization	39,388	37,910	27,197

Operating income	292,697	256,432	212,712
Floor plan interest expense	(50,922)	(44,033)	(38,275)
Other interest expense	(49,540)	(42,969)	(42,835)
Other income	—	11,469	—

Income from continuing operations before income taxes, minority interests and cumulative effect of accounting change	192,235	180,899	131,602
Income taxes	(69,760)	(67,290)	(51,987)
Minority interests	(1,814)	(2,047)	(2,272)

Income from continuing operations before cumulative effect of accounting change	120,661	111,562	77,343
Income (loss) from discontinued operations, net of tax	(1,688)	125	8,644

Income before cumulative effect of accounting change, net of tax	118,973	111,687	85,987
Cumulative effect of accounting change, net of tax	—	—	(3,058)

Net income	$118,973	$111,687	$82,929

Basic earnings per share:
Continuing operations	$2.60	$2.48	$1.89
Discontinued operations	(0.04)	0.00	0.21
Cumulative effect of accounting change	—	—	(0.07)
Net income	$2.56	$2.48	$2.03
Shares used in determining basic earnings per share	46,416	44,960	40,826
Diluted earnings per share:
Continuing operations	$2.57	$2.45	$1.87
Discontinued operations	(0.04)	0.00	0.21
Cumulative effect of accounting change	—	—	(0.07)
Net income	$2.53	$2.45	$2.00
Shares used in determining diluted earnings per share	46,966	45,613	41,434
See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Voting and
	Non-voting
	Common Stock
			Additional		Accumulated Other			Total
	Issued		Paid-in	Retained	Comprehensive	Unearned	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Equity	Income (Loss)

	(Dollars in thousands)
Balances, December 31, 2002	40,597,810	$4	$590,887	$133,794	$6,035	$—	$(26,278)	$704,442
Issuance of restricted stock	324,195	—	4,111	—	—	(2,616)	—	1,495
Exercise of options, including tax benefit of $3,477	800,163	—	13,384	—	—	—	—	13,384
Unrealized appreciation of investment, net of tax	—	—	—	—	5,718	—	—	5,718	$5,718
Dividends	—	—	—	(4,118)	—	—	—	(4,118)	—
Fair value of interest rate swap agreements	—	—	—	—	3,552	—	—	3,552	3,552
Foreign currency translation	—	—	—	—	21,010	—	—	21,010	21,010
Net income	—	—	—	82,929	—	—	—	82,929	82,929

Balances, December 31, 2003	41,722,168	4	608,382	212,605	36,315	(2,616)	(26,278)	828,412	$113,209

Sale of common stock	4,050,000	1	119,435	—	—	—	—	119,436
Issuance of restricted stock	152,566	—	4,798	—	—	(1,971)	—	2,827
Exercise of options, including tax benefit of $3,938	557,870	—	9,936	—	—	—	—	9,936
Unrealized appreciation of investment, net of tax	—	—	—	—	(5,718)	—	—	(5,718)	$(5,718)
Dividends	—	—	—	(18,411)	—	—	—	(18,411)	—
Fair value of interest rate swap agreements	—	—	—	—	582	—	—	582	582
Foreign currency translation	—	—	—	—	26,284	—	—	26,284	26,284
Net income	—	—	—	111,687	—	—	—	111,687	111,687

Balances, December 31, 2004	46,482,604	5	742,551	305,881	57,463	(4,587)	(26,278)	1,075,035	$132,835

Issuance of restricted stock	166,582	—	5,492	—	—	(1,964)	—	3,528
Reclassification of unamortized restricted stock expense	—	—	(6,551)	—	—	6,551	—	—
Exercise of options, including tax benefit of $1,195	234,548	—	4,673	—	—	—	—	4,673
Dividends	—	—	—	(20,844)	—	—	—	(20,844)
Fair value of interest rate swap agreements	—	—	—	—	3,840	—	—	3,840	$3,840
Foreign currency translation	—	—	—	—	(39,473)	—	—	(39,473)	(39,473)
Net income	—	—	—	118,973	—	—	—	118,973	118,973

Balances, December 31, 2005	46,883,734	$5	$746,165	$404,010	$21,830	$—	$(26,278)	$1,145,732	$83,340

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

		(Restated)*	(Restated)*
	(In thousands)
Operating Activities:
Net income	$118,973	$111,687	$82,929
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	39,388	37,910	27,197
Amortization of unearned compensation	3,211	2,828	1,495
Undistributed earnings of equity method investments	(4,109)	(1,720)	(352)
(Income) loss from discontinued operations, net of tax	1,688	(125)	(8,644)
Gain on sale of investment	—	(11,469)	—
Deferred income taxes	17,381	27,368	26,614
Cumulative effect of accounting change	—	—	3,058
Minority interests	1,814	2,047	2,272
Changes in operating assets and liabilities:
Accounts receivable	(59,135)	(28,994)	(50,943)
Inventories	23,296	(106,365)	(211,398)
Floor plan notes payable	38,047	214,942	133,686
Accounts payable and accrued expenses	(13,551)	48,920	63,233
Other	25,909	(20,383)	(1,633)

Net cash from continuing operating activities	192,912	276,646	67,514

Investing Activities:
Purchase of equipment and improvements	(218,285)	(227,152)	(194,475)
Proceeds from sale-leaseback transactions	118,470	149,076	133,373
Dealership acquisitions, net	(126,879)	(211,413)	(137,941)
Proceeds from sale of investment	—	13,566	—

Net cash from continuing investing activities	(226,694)	(275,923)	(199,043)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	195,000	303,800	261,500
Repayments under U.S. Credit Agreement	(177,800)	(361,000)	(292,800)
Net borrowings (repayments) of other long-term debt	(14,819)	(17,050)	5,789
Net borrowings (repayments) of floor plan notes payable — non-trade	5,776	(55,401)	120,472
Proceeds from issuance of common stock, net	3,478	125,433	9,907
Dividends	(20,844)	(18,411)	(4,118)

Net cash from continuing financing activities	(9,209)	(22,629)	100,750

Discontinued operations:
Net cash from discontinued operating activities	(39,042)	25,001	16,111
Net cash from discontinued investing activities	82,058	8,702	25,510
Net cash from discontinued financing activities	(14,148)	(5,895)	(4,178)

Net cash from discontinued operations	28,868	27,808	37,443

Net change in cash and cash equivalents	(14,123)	5,902	6,664
Cash and cash equivalents, beginning of period	23,547	17,645	10,981

Cash and cash equivalents, end of period	$9,424	$23,547	$17,645

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$98,815	$86,778	$81,722
Income taxes	37,461	19,543	13,269
Seller financed/assumed debt	5,300	5,790	—

*	See Note 1
See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
1.     Organization and Summary of Significant Accounting Policies

Business Overview and Concentrations
      United Auto Group, Inc. (“UAG” or the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, parts, collision repair, third-party finance and insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a material impact on the Company’s operating results, financial position or cash flows. As of December 31, 2005, Toyota/Lexus accounted for 22% of the Company’s total revenues; BMW and Honda/Acura each accounted for 15% and DaimlerChrysler accounted for 12%. No other manufacturer accounted for more than 10% of our total revenue. At December 31, 2005 and 2004, the Company had receivables from manufacturers of $82,030 and $71,653, respectively. In addition, a large portion of the Company’s contracts in transit are due from manufacturers’ captive finance subsidiaries.

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
      Results for the year ended December 31, 2005 include $8,163 ($5,200 after-tax) of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at the Company’s dealerships over the past five years, and $1,925 ($1,226 after tax) of severance charges. 2004 results include an $11,469 ($7,203 after tax) gain resulting from the sale of an investment and an $8,426 ($5,292 after tax) gain resulting from a refund of U.K. consumption taxes. These 2004 gains were offset in part by non-cash charges of $7,834 ($4,920 after tax) principally in connection with the planned relocation of certain U.K. franchises as part of the Company’s ongoing facility enhancement program.

Statement of Cash Flows
      The Company has restated its 2004 and 2003 consolidated statements of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions to comply with guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” More specifically, with respect to acquisitions, the Company has restated its consolidated statements of cash flows to reflect the repayment of seller floor plan notes payable by our floor plan lenders as additional cost of dealership acquisitions with corresponding borrowings of floor plan notes payable-non trade. Similarly, with respect to dispositions, the Company has restated its consolidated statements of cash flows to reflect the repayment of the Company’s floor plan notes payable by the purchaser’s floor plan lender as additional transaction proceeds with corresponding repayments of floor plan notes payable trade or non-trade, as appropriate.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Previously, all such activity was treated as a non-cash acquisition or disposition of inventory and floor plan notes payable. A summary of the significant effects of the restatement are as follows:

	Year Ended December 31,

	2004	2003

Net cash from continuing operating activities as previously reported	$247,447	$24,264
Discontinued operations	(14,030)	32,187
Recognition of floor plan balances as cash transactions	43,229	11,063

Net cash from continuing operating activities, as restated	$276,646	$67,514

Net cash from continuing investing activities as previously reported	$(237,366)	$(178,218)
Discontinued operations	4,672	3,760
Recognition of floor plan balances as cash transactions	(43,229)	(24,585)

Net cash from continuing investing activities, as restated	$(275,923)	$(199,043)

Net cash from continuing financing activities as previously reported	$(27,176)	$130,894
Discontinued operations	4,547	(43,666)
Recognition of floor plan balances as cash transactions	—	13,522

Net cash from continuing financing activities, as restated	$(22,629)	$100,750

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

Accounting Change
      In March 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the accounting treatment for vendor allowances and provides that cash consideration received from a vendor should be presumed to be a reduction of the price of the vendor’s product and should therefore be shown as a reduction in the purchase price of the merchandise. To the extent that the cash consideration represents a reimbursement of a specific incremental and identifiable cost, then those vendor allowances should be used to offset such costs. Historically, the Company recorded non-refundable floor plan credits and certain other non-refundable credits when received. As a result of EITF 02-16, these credits are now presumed to be reductions in the cost of purchased inventory and are deferred until the related vehicle is sold. In accordance with EITF 02-16, the Company recorded a cumulative effect of accounting change as of January 1, 2003, the date of adoption that decreased net income for the year ended December 31, 2003 by $3,058, net of tax, or $0.07 per diluted share.

Cash and Cash Equivalents
      Cash and cash equivalents include all highly-liquid investments that have an original maturity of three months or less at the date of purchase.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contracts in Transit
      Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. Further, the finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, contracts in transit represent amounts due from the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s consolidated balance sheets, amounted to $165,221 and $138,295 as of December 31, 2005 and 2004, respectively.

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
      Expenditures relating to recurring repair and maintenance are expensed as incurred. Expenditures that increase the useful life or substantially increase the serviceability of an existing asset are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss is reflected in income.

Income Taxes
      Tax regulations may require items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses which are not deductible on the tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax effect in its financial statements. Deferred tax liabilities generally represent expenses recognized in the Company’s financial statements which have not yet been recognized as expense on the Company’s tax return or deductions taken on the tax return which have not yet been recognized as expense in the Company’s financial statements. The Company establishes valuation allowances for deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.

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

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company believes the franchise value of its dealerships has an indefinite useful life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated franchise agreements.
      The following is a summary of the changes in the carrying amount of goodwill and franchise value for the year ended December 31, 2005:

		Franchise
	Goodwill	Value

Balance — January 1, 2005	$1,013,960	$183,084
Additions during period	21,175	19,277
Deletions during period	(1,081)	(590)
Foreign currency translation	(21,872)	(7,482)

Balance — December 31, 2005	$1,012,182	$194,289

      As of December 31, 2005 and 2004, approximately $608,678 and $557,645, respectively, of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.

Impairment Testing
      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of an estimate of its fair value with its carrying value. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized. The Company also evaluates the remaining useful lives of franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support an indefinite useful life. Goodwill impairment is assessed at the reporting unit level. An indicator of impairment exists if the carrying amount of the goodwill attributable to a reporting unit is determined to exceed its estimated fair value and an impairment loss may be recognized. The fair value of the goodwill attributable to the reporting unit is determined using a discounted cash flow approach, which includes assumptions regarding revenue and profitability growth, residual values and the cost of capital. If future events and circumstances cause significant changes in the underlying assumptions and result in a reduction of estimates of fair value, the Company may incur an impairment charge.

Investments
      Investments include marketable securities and investments in businesses accounted for under the equity method and the cost method. Marketable securities include investments in debt and equity securities. Marketable securities held by the Company are typically classified as available for sale and are stated at fair value in the balance sheet with unrealized gains and losses included in other comprehensive income (loss), a

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
separate component of stockholders’ equity. Declines in investment values that are deemed to be other than temporary would be an indicator of impairment and may result in an impairment charge reducing the investments’ carrying value to fair value. A majority of the Company’s investments are in joint venture relationships. Such joint ventures relationships are accounted for under the equity method, pursuant to which the Company records its proportionate share of the joint venture’s income each period. As of December 31, 2005 and 2004, the Company had approximately $7,600 and $5,200, respectively, of investments accounted for under the cost method.

Foreign Currency Translation
      For all significant foreign operations, the functional currency is the local currency. The revenue and expense accounts of the Company’s foreign operations are translated into U.S. dollars using the average exchange rates that prevailed during the period. Assets and liabilities of foreign operations are translated into U.S. dollars using period end exchange rates. Cumulative translation adjustments relating to foreign functional currency assets and liabilities are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Fair Value of Financial Instruments
      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes and interest rate swaps, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates. The fair value of the subordinated notes and interest rate swap, based on quoted market data, was approximately $314,413 and $4,660, and $334,500 and $13,299, respectively, at December 31, 2005 and 2004.

Revenue Recognition

Vehicle, Parts and Service Sales
      The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to the Company’s customers. Sales promotions that the Company offers to customers are accounted for as a reduction of revenue at the time of sale. Rebates and other incentives offered directly to the Company by manufacturers are recognized as earned.

Finance and Insurance Sales
      The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. The Company also receives commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company receives may be charged back based on the relevant terms of the contracts. The revenue the Company records relating to commissions is net of an estimate of the amount of chargebacks the Company will be required to pay. Such estimate of chargeback exposure is based on historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans
      The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are typically based on the level of compensation and contributions by plan participants. The Company incurred expense of $8,315, $7,484 and $7,729 relating to such plans during the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising
      Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred total advertising costs of $78,272, $74,131 and $65,434 during the years ended December 31, 2005, 2004 and 2003, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of selling, general and administrative expense, were $10,008, $9,824 and $8,984 during the years ended December 31, 2005, 2004 and 2003, respectively.

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

Earnings Per Share
      Basic earnings per share is computed using net income, as adjusted to reflect dividends relating to outstanding preferred stock, and the weighted average number of common shares outstanding. Diluted earnings per share is computed using net income and the weighted average number of common shares outstanding, adjusted for the dilutive effect of stock options, restricted stock, preferred stock and warrants. For the year ended December 31, 2003, 487 shares attributable to outstanding common stock equivalents were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 follows:

	Year Ended December 31,

	2005	2004	2003

Weighted average number of common shares outstanding	46,416	44,960	40,826
Effect of stock options	410	445	479
Effect of restricted stock	140	208	129

Weighted average number of common shares outstanding, including effect of dilutive securities	46,966	45,613	41,434

Hedging
      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in other comprehensive income (loss) and recorded in the income statement when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

Stock-Based Compensation
      Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 2,100 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of December 31, 2005, 1,606 shares of common stock were available for grant under the Plan.
      The Company elected to adopt SFAS No. 123(R), “Share-Based Payment,” as interpreted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, effective July 1, 2005. The Company utilized the modified prospective method approach pursuant to which the Company records compensation expense for all awards granted after July 1, 2005 based on their fair value. Since 2003, the Company’s share-based payments have generally been in the form of “non-vested shares” which are measured at their fair value as if they were vested and issued on the grant date. As a result of adopting SFAS No. 123(R), the Company recorded $76 of compensation expense, net of tax, during the year ended December 31, 2005 related to stock option grants.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,

	2005	2004	2003

Net income(1)	$118,973	$111,687	$82,929
Fair value method compensation expense	(202)	1,232	1,591

Pro forma net income	$118,771	$110,455	$81,338

Basic earnings per share	$2.56	$2.48	$2.03

Pro forma basic earnings per share	$2.56	$2.46	$1.99

Diluted earnings per share	$2.53	$2.45	$2.00

Pro forma diluted earnings per share	$2.53	$2.42	$1.96

Weighted average fair value of options granted	$9.35	$5.67	$12.95
Expected dividend yield	1.3%	1.6%	0%
Risk free interest rates	4.00%	3.50%	4.00%
Expected life	5.0 years	5.0 years	5.0 years
Expected volatility	33.00%	24.00%	61.00%

(1)	Includes approximately $2,042, $1,767 and $904 of compensation expense, net of tax, related to restricted stock grants, for the years ended December 31, 2005, 2004 and 2003, respectively.
      See footnote 11 for a detailed description of the Company’s stock compensation plans.

New Accounting Pronouncements
      SFAS No. 151, “Inventory Costs” requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS 151 is effective for the Company on January 1, 2006. The Company does not believe this pronouncement will have a material effect on consolidated operating results, financial position or cash flows.
      SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. SFAS No. 154 is effective for the Company on January 1, 2006. The Company does not believe this pronouncement will have a material effect on consolidated operating results, financial position or cash flows.
      FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”) requires companies to expense real estate rental costs under operating leases during

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods of construction and is effective for the Company on January 1, 2006. FSP FAS 13-1 does not require retroactive application. The Company does not believe this pronouncement will have a material effect on consolidated operating results, financial position or cash flows.
      FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling obligations are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material effect on consolidated operating results, financial position or cash flows.
      EITF issue No. 05-06 “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term or that are acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes the remaining lease periods, including renewals that are deemed to be reasonably assured as of the date the leasehold improvements are purchased or the date of acquisition, as applicable. EITF 05-06 was effective for the Company on July 1, 2005. The adoption of EITF 05-06 did not have a material effect on consolidated operating results, financial position or cash flows.
2.     Business Combinations
      During each of the years presented, the Company completed a number of acquisitions. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations for 2005 may be subject to final adjustment. A summary of the aggregate purchase price allocations in each year follows:

	December 31,

	2005	2004

Accounts receivable	$11,552	$9,527
Inventory	66,970	74,162
Other current assets	129	302
Property and equipment	7,640	3,899
Goodwill	21,175	58,938
Franchise value	19,277	83,546
Other assets	12,646	1,815
Current liabilities	(7,210)	(14,986)

Total purchase price	132,179	217,203
Seller financed/assumed debt	(5,300)	(5,790)

Cash used in dealership acquisitions	$126,879	$211,413

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2005 and 2004 give effect to acquisitions consummated during 2005 and 2004 as if they had occurred on January 1, 2004.

	December 31,

	2005	2004

Revenues	$10,289,743	$9,821,574
Income from continuing operations	121,989	119,183
Net income	120,301	119,308
Net income per diluted common share	$2.56	$2.62
3.     Discontinued Operations
      The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a dealership will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. Combined financial information regarding dealerships accounted for as discontinued operations follows:

	Year Ended December 31,

	2005	2004	2003

Revenues	$794,758	$1,062,272	$1,234,339
Pre-tax income (loss)	(6,988)	(1,824)	10,161
Gain on disposal	4,180	2,023	4,127

	December 31,	December 31,
	2005	2004

Inventories	$88,042	$156,369
Other assets	93,733	128,245

Total assets	$181,775	$284,614

Floor plan notes payable (including non-trade)	$85,363	$152,880
Other liabilities	11,893	20,894

Total liabilities	$97,256	$173,774

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Inventories
      Inventories consisted of the following:

	December 31,	December 31,
	2005	2004

New vehicles	$914,278	$893,432
Used vehicles	243,049	230,237
Parts, accessories and other	67,116	57,100

Total inventories, net	$1,224,443	$1,180,769

      The Company receives non-refundable credits from certain of its vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $32,046, $28,795 and $26,083 during the years ended December 31, 2005, 2004 and 2003, respectively.
5.     Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2005	2004

Buildings and leasehold improvements	$327,178	$284,141
Furniture, fixtures and equipment	219,672	183,009

Total	546,850	467,150
Less: Accumulated depreciation and amortization	(122,421)	(92,472)

Property and equipment, net	$424,429	$374,678

      As of December 31, 2005 and 2004, approximately $859 and $708, respectively, of capitalized interest is included in buildings and leasehold improvements and is being amortized over the useful life of the related assets.
6.     Floor Plan Notes Payable — Trade and Non-trade
      The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan notes payable with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to repay floor plan advances prior to the sale of the vehicles financed. The Company typically makes monthly interest payments on the amount financed. In the U.K., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity.
      The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate or LIBOR, as defined. The weighted average interest rate on floor plan borrowings was 5.4%, 5.1% and 4.5% for the years ended December 31, 2005, 2004 and 2003, respectively. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as floor plan notes payable — non-trade on its consolidated balance sheets and classifies related cash flows as a financing activity on its consolidated statements of cash flows.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt
      Long-term debt consisted of the following:

	December 31,	December 31,
	2005	2004

U.S. Credit Agreement	$272,000	$254,800
U.K. Credit Agreement	—	16,836
9.625% Senior Subordinated Notes due 2012	300,000	300,000
Other	8,241	14,664

Total long-term debt	580,241	586,300
Less: Current portion	(3,551)	(11,367)

Net long-term debt	$576,690	$574,933

      Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2006	$3,551
2007	3,775
2008	272,196
2009	200
2010	519
2011 and thereafter	300,000

Total long-term debt	$580,241

U.S. Credit Agreement
      The Company is party to a credit agreement with DaimlerChrysler Services Americas LLC and Toyota Motor Credit Corporation, as amended effective October 1, 2004 (the “U.S. Credit Agreement”), which provides for up to $600,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50,000 of availability for letters of credit, through September 30, 2008. The revolving loans bear interest between defined LIBOR plus 2.60% and defined LIBOR plus 3.75%.
      The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2005, the Company was in compliance with all covenants under the U.S. Credit Agreement, and the Company believes it will remain in compliance with such covenants for the foreseeable future. In making such determination, the Company has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.
      The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2005, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $272,000 and $13,500, respectively.

U.K. Credit Agreement
      The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland dated February 28, 2003, as amended (the “U.K. Credit Agreement”), which provides for up to £65,000 in revolving and term loans to be used for acquisitions, working capital, and general corporate purposes. Revolving loans under the U.K. Credit Agreement have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15,000. Term loan capacity under the U.K. Credit Agreement was originally £10,000, which is reduced by £2,000 every six months. As of December 31, 2005, term loan capacity under the U.K. Credit Agreement amounted to £2,000. The remaining £55,000 of revolving loan capacity matures on March 31, 2007.
      The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2005, the Company was in compliance with all covenants under the U.K. Credit Agreement, and the Company believes that it will remain in compliance with such covenants for the foreseeable future. In making such determination, the Company has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
      The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of December 31, 2005, there were no outstanding borrowings under the U.K. Credit Agreement.

Senior Subordinated Notes
      The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”). The 9.625% Notes are unsecured senior subordinated notes and subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the 9.625% Notes at its option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of 9.625% Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. As of December 31, 2005, the Company was in compliance with all negative covenants and there were no events of default.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Interest Rate Swaps
      The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of December 31, 2005, the Company expects approximately $310 associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

9.	Commitments and Contingent Liabilities
      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits, and actions brought by governmental authorities. As of December 31, 2005, the Company is not party to any legal proceedings, including class action lawsuits to which it is a party, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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
      The Company typically leases its dealership facilities and corporate offices under non-cancelable operating lease agreements with expiration dates through 2060, including all option periods available to the Company. The Company’s lease arrangements typically allow for a base term with options for extension in the Company’s favor and include escalation clauses tied to the Consumer Price Index.
      Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2005 are as follows:

2006	$127,481
2007	122,989
2008	120,029
2009	116,883
2010	111,897
2011 and thereafter	1,068,434

$1,667,713

      Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $115,550, $91,214 and $73,386, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. Of the total rental payments, $10,206, $10,739 and $11,384, respectively, were made to related parties during 2005, 2004, and 2003, respectively (See Note 10).
      As of December 31, 2005, the Company has available unused letter of credit capacity of approximately $36,480 under its U.S. Credit Agreement.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Related Party Transactions
      The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. During the years ended December 31, 2005, 2004 and 2003, the Company paid $4,700, $5,590 and $5,884, respectively, to AGR under these lease agreements. In addition, during the years ended December 31, 2005, 2004 and 2003, the Company sold AGR real property and improvements for $43,874, $30,800 and $19,300, respectively, which were subsequently leased by AGR to the Company. There were no gains or losses associated with such sales. The sale of each parcel of property was valued at a price which was either independently confirmed by a third party appraiser or at the price for which the Company purchased the property from an independent third party. In addition, the Company sometimes pays and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business, including the transactions with AGR and reimbursements for payments made to third parties by Penske Corporation on the Company’s behalf. Payments made relating to services rendered reflect the provider’s cost or an amount mutually agreed upon by both parties, which the Company believes represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
      The Company is also currently a tenant under a number of non-cancelable lease agreements with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. A number of the lease agreements are with Samuel X. DiFeo and members of his family. Mr. DiFeo served as the Company’s President and Chief Operating Officer until March 8, 2006. In each of the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $5,500 to Mr. DiFeo and his family under these lease agreements. The Company believes that when it entered into these transactions, their terms were at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
      From time to time the Company enters into joint venture relationships in the ordinary course of business, pursuant to which it acquires dealerships together with other investors. The Company may also provide these ventures with working capital and other debt financing at costs that are based on the Company’s incremental borrowing rate. As of December 31, 2005, the Company’s joint venture relationships are as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.90%	(A)(C)
Edison, New Jersey	Ferrari	70.00%	(C)
Tysons Corner, Virginia	Mercedes-Benz, Maybach, Audi, Porsche, Aston Martin	90.00%	(B)(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00%	(D)
Mentor, Ohio	Honda	75.00%	(C)
Munich, Germany	BMW, MINI	50.00%	(D)
Frankfurt, Germany	Lexus, Toyota	50.00%	(D)
Achen, Germany	Audi, Volkswagen, Lexus, Toyota	50.00%	(D)
Mexico	Toyota	48.70%	(D)
Mexico	Toyota	45.00%	(D)

(A)	An entity controlled by one of the Company’s directors (the “Investor”), owns a 7.8% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(C)	Entity is consolidated in the Company’s financial statements

(D)	Entity is accounted for under the equity method of accounting

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock-Based Compensation
      During 2005, 2004 and 2003 the Company granted 181, 153 and 324 shares, respectively, of restricted common stock at no cost to participants under the Plan. The restricted stock entitles the participants to vote their respective shares and receive dividends. However, the shares are subject to forfeiture and are non-transferable, which restrictions lapse over a three to four year period from the grant date. The grant date fair value of the restricted stock is amortized to expense over the restriction period. During 2005 and 2004, the Company recorded $5,483 and $5,092 of deferred compensation expense related to the restricted stock, of which $6,551 remained unamortized at December 31, 2005.
      During 2005, 2004 and 2003 the Company granted 15, 5 and 29 options to purchase shares of common stock, respectively. Presented below is a summary of the status of stock options held by eligible employees during 2005, 2004 and 2003:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	942	$16.34	1,506	$14.29	1,862	$14.22
Granted	15	29.72	5	24.69	29	16.78
Exercised	214	17.11	515	10.79	355	13.55
Forfeited	40	16.27	54	14.18	30	12.11

Options outstanding at end of year	703	$16.39	942	$16.34	1,506	$14.29

      The following table summarizes the status of stock options outstanding and exercisable at January 1, 2005:

		Weighted	Weighted		Weighted
	Stock	Average	Average	Stock	Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$7 to $13	245	4.4	$9.79	245	$9.79
13 to 31	458	3.98	19.91	458	19.91

	703			703

      During 1999, the Company issued options to purchase 800 shares of common stock with an exercise price of $10.00 per share, the then fair value. As of December 31, 2005, 400 of such options remained outstanding.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)
      The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized
			Gain (Loss)	Accumulated
		Unrealized	on Derivative	Other
	Currency	Appreciation	Financial	Comprehensive
	Translation	of Investment	Instruments	Income (Loss)

Balance at December 31, 2002	$17,055	$—	$(11,020)	$6,035
Change	21,010	5,718	3,552	30,280

Balance at December 31, 2003	38,065	5,718	(7,468)	36,315
Change	26,284	(5,718)	582	21,148

Balance at December 31, 2004	64,349	—	(6,886)	57,463
Change	(39,473)	—	3,840	(35,633)

Balance at December 31, 2005	$24,876	$—	$(3,046)	$21,830

Other Transactions
      On March 26, 2004, the Company sold an aggregate of 4,050 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $29.49 per share. The proceeds of the sale were used for general corporate purposes, which included reducing outstanding indebtedness under the Company’s credit agreements.

13.	Income Taxes
      The income tax provision relating to income from continuing operations consisted of the following:

	Year Ended December 31,

	2005	2004	2003

Current:
Federal	$23,614	$18,548	$10,520
State and local	4,581	4,677	4,828
Foreign	24,184	16,697	10,025

Total current	52,379	39,922	25,373

Deferred:
Federal	17,017	19,988	20,203
State and local	3,587	4,049	3,930
Foreign	(3,223)	3,331	2,481

Total deferred	17,381	27,368	26,614

Income tax provision relating to continuing operations	$69,760	$67,290	$51,987

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax provision relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,

	2005	2004	2003

Income tax provision relating to continuing operations at federal statutory rate of 35%	$67,282	$63,349	$46,123
State and local income taxes, net of federal benefit	5,309	5,646	5,529
Other	(2,831)	(1,705)	335

Income tax provision relating to continuing operations before extraordinary item	$69,760	$67,290	$51,987

      The components of deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004

Deferred Tax Assets
Accrued liabilities	$27,952	$25,760
Net operating loss carryforwards	5,508	3,524
Interest rate swap	3,673	8,560
Other	220	218

Total deferred tax assets	37,353	38,062
Valuation allowance	(4,119)	(1,080)

Net deferred tax assets	33,234	36,982

Deferred Tax Liabilities
Depreciation and amortization	(120,507)	(105,062)
Partnership investments	(16,644)	(16,416)
Other	(4,079)	(29)

Total deferred tax liabilities	(141,230)	(121,507)

Net deferred tax liabilities	$(107,996)	$(84,525)

      The Company does not provide for federal income taxes or tax benefits relating to the undistributed earnings or losses of its foreign subsidiaries. It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2005, the Company had not provided federal income taxes on a total of $185,595 of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.
      At December 31, 2005, the Company has $97,851 of state net operating loss carryforwards that expire at various dates through 2025 and German net operating carryforwards of $1,865 that will not expire.
      A valuation allowance of $3,427 has been recorded against the state net operating loss carryforwards and a valuation allowance of $692 has been recorded against the German net operating loss carryforwards.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Segment Information
      The Company operates in one reportable segment. The Company’s operations (i) have similar economic characteristics (all are automobile dealerships), (ii) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar target markets and customers (generally individuals) and (iv) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The following table presents certain data by geographic area:

	Year Ended December 31,

	2005	2004	2003

Sales to external customers:
United States	$7,160,131	$6,362,923	$5,752,851
Foreign	3,030,153	2,585,575	1,731,300

Total sales to external customers	$10,190,284	$8,948,498	$7,484,151

Long-lived assets, net:
United States	361,540	319,594
Foreign	146,517	141,964

Total long-lived assets	$508,057	$461,558

      The Company’s foreign operations are predominantly based in the United Kingdom.
15.     Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005(1)(2)
Total revenues	$2,395,739	$2,639,139	$2,698,169	$2,457,237
Gross profit	366,086	394,298	400,364	384,596
Net income	22,892	33,196	32,764	30,121
Diluted earnings per share	$0.49	$0.71	$0.70	$0.64

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004(1)(2)
Total revenues	$2,085,508	$2,172,288	$2,404,227	$2,286,475
Gross profit	311,544	318,732	345,731	354,856
Net income	20,204	33,003	32,365	26,115
Diluted earnings per share	$0.48	$0.71	$0.70	$0.56

(1)	As discussed in Note 3, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.
16.     Subsequent Event — Convertible Note Offering and Share Repurchase
      On January 31, 2006, the Company issued $375,000 of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”) and related guarantees (the “Guarantees” and, together with the Convertible

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Notes, the “Securities”) in a private offering (the “Offering”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The Securities bear interest at an annual rate of 3.50%. Interest is payable semiannually on April 1 and October 1 of each year, beginning on October 1, 2006. The Securities mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Securities are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by the Company’s existing wholly owned domestic subsidiaries.
      Holders may convert the Securities based on a conversion rate of 21.1026 shares of common stock per $1,000 principal amount of the Securities (which is equal to an initial conversion price of approximately $47.39 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of the common stock reaches, or the trading price of the Securities falls below, specific thresholds, (2) if the Securities are called for redemption, (3) if specified distributions to holders of common stock are made or specified corporate transactions occur, (4) if a fundamental change occurs, or (5) during the ten trading days prior to, but excluding, the maturity date. Upon conversion of the Securities, in lieu of shares of common stock, for each $1,000 principal amount of the Securities, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the related indenture (the “Indenture”), of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion. If a Holder elects to convert its Securities in connection with certain events that constitute a change of control on or before April 6, 2011, the Company will pay, to the extent described in the Indenture, a make-whole premium by increasing the conversion rate applicable to such Securities.
      In addition, the Company will pay contingent interest in cash with respect to any six-month period from April 1 to September 30 and from October 1 to March 31, commencing with the six-month period beginning on April 1, 2011 and ending on September 30, 2011, if the average trading price of a Security for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the Security. On or after April 6, 2011, the Company may redeem the Securities, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Securities to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Securities may require the Company to purchase all or a portion of their Securities for cash on each of April 1, 2011, April 1, 2016 and April 1, 2021 at a purchase price equal to 100% of the principal amount of the Securities to be purchased, plus accrued and unpaid interest, if any, to, the applicable purchase date. In addition, if the Company experiences certain fundamental change events specified in the Indenture, holders of the Securities will have the option to require the Company to purchase for cash all or a portion of their Securities, subject to specified exceptions, at a price equal to 100% of the principal amount of the Securities, plus accrued and unpaid interest, if any, to the fundamental change purchase date.
      In connection with the Offering, the Company agreed to file with the Securities and Exchange Commission within 120 days after the date of original issuance of the Securities a shelf registration statement (the “Shelf Registration Statement”) to register resales of the Securities and the shares of common stock issuable upon conversion of the Securities. The Company will use its commercially reasonable efforts to (i) cause such Shelf Registration Statement to become effective within 210 days after the original issuance of the Securities and (ii) to keep the Shelf Registration Statement effective until the earlier of (1) two years from the date the Shelf Registration Statement is declared effective by the SEC, (2) the sale pursuant to the Shelf Registration Statement of the Securities and all of the shares of common stock issuable upon conversion of the Securities, and (3) the date when the holders, other than the holders that are “affiliates,” of the Securities and the common stock issuable upon conversion of the Securities are able to sell or transfer all such securities immediately without restriction pursuant to Rule 144 (or any similar provision then in force) under the Securities Act. If the Company fails to comply with its obligations to register the Securities and the

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock issuable upon conversion of the Securities, the registration statement does not become effective within the specified time period, or the shelf registration statement ceases to be effective or fails to be usable for certain periods of time, in each case subject to certain exceptions provided in the registration rights agreement, the Company will be required to pay additional interest, subject to some limitations, to the holders of the Securities.
      In connection with the Offering, the Company repurchased 500,000 shares of its outstanding common stock on January 26, 2006 for $18,960, or $37.91 per share.

17.	Condensed Consolidating Financial Information
      The following tables include condensed consolidating financial information as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 for United Auto Group, Inc.’s (as the issuer of the 9.625% Notes and the Convertible Notes), wholly-owned subsidiary guarantors, non-wholly owned subsidiaries (which are guarantors of the 9.625% Notes but not the Convertible Notes), and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

					Non-Wholly Owned Subsidiaries*

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Cash and cash equivalents	$9,424	$—	$4,832	$—	$—	$1,127	$394	$2,540	$531
Accounts receivable, net	412,861	(42,810)	42,810	279,333	11,489	7,117	2,852	1,032	111,038
Inventories, net	1,224,443	—	—	743,243	33,029	19,941	6,272	2,184	419,774
Other current assets	51,142	—	5,118	21,786	467	42	6	—	23,723
Assets held for sale	181,775	—	—	181,775	—	—	—	—	—

Total current assets	1,879,645	(42,810)	52,760	1,226,137	44,985	28,227	9,524	5,756	555,066
Property and equipment, net	424,429	—	4,297	249,435	5,929	2,932	1,859	3,660	156,317
Intangible assets	1,206,471	—	—	854,837	68,281	20,738	3,722	—	258,893
Other assets	83,628	(1,065,886)	1,093,055	11,685	83	1	—	—	44,690

Total Assets	$3,594,173	$(1,108,696)	$1,150,112	$2,342,094	$119,278	$51,898	$15,105	$9,416	$1,014,966

Floor plan notes payable	$845,251	$—	$—	$527,151	$14,045	$6,725	$6,156	$—	$291,174
Floor plan notes payable — non-trade	331,953	—	—	230,315	15,154	12,000	—	2,486	71,998
Accounts payable	211,943	—	3,874	87,457	6,941	1,393	676	2,532	109,070
Accrued expenses	174,796	(42,810)	506	1,502	29,933	13,952	2,040	715	168,958
Current portion of long-term debt	3,551	—	—	3,551	—	—	—	—	—
Liabilities held for sale	97,256	—	—	97,256	—	—	—	—	—

Total current liabilities	1,664,750	(42,810)	4,380	947,232	66,073	34,070	8,872	5,733	641,200
Long-term debt	576,690	—	—	336,881	63,151	21,361	3,842	3,096	148,359
Other long-term liabilities	207,001	—	—	191,047	10,638	548	4,059	176	533

Total Liabilities	2,448,441	(42,810)	4,380	1,475,160	139,862	55,979	16,773	9,005	790,092
Total Stockholders’ Equity	1,145,732	(1,065,886)	1,145,732	866,934	(20,584)	(4,081)	(1,668)	411	224,874

Total Liabilities and Stockholders’ Equity	$3,594,173	$(1,108,696)	$1,150,112	$2,342,094	$119,278	$51,898	$15,105	$9,416	$1,014,966

*	Guarantors of the 9.62% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

					Non-Wholly Owned Subsidiaries*

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Cash and cash equivalents	$23,547	$—	$13,638	$8,360	$—	$1,424	$125	$—	$—
Accounts receivable, net	342,174	(34,404)	34,404	225,553	10,463	5,441	2,505	588	97,624
Inventories, net	1,180,769	—	—	674,054	26,085	31,523	5,085	2,996	441,026
Other current assets	43,095	—	4,589	20,844	547	12	4	—	17,099
Assets held for sale	284,614	—	—	275,337	—	—	—	—	9,277

Total current assets	1,874,199	(34,404)	52,631	1,204,148	37,095	38,400	7,719	3,584	565,026
Property and equipment, net	374,678	—	3,788	198,804	6,041	2,417	1,815	3,813	158,000
Intangible assets	1,197,044	—	—	806,150	68,281	20,738	3,722	—	298,153
Other assets	86,880	(984,847)	1,023,923	24,131	9	234	—	—	23,430

Total assets	$3,532,801	$(1,019,251)	$1,080,342	$2,233,233	$111,426	$61,789	$13,256	$7,397	$1,044,609

Floor plan notes payable	$807,204	$—	$—	$472,777	$9,867	$14,423	$4,779	$—	$305,358
Floor plan notes payable — non-trade	315,634	—	—	216,704	12,461	13,816	—	2,495	70,158
Accounts payable	210,765	—	5,186	87,766	6,873	1,819	321	1,430	107,370
Accrued expenses	184,985	(34,404)	121	38,741	24,695	11,637	1,921	259	142,015
Current portion of long-term debt	11,367	—	—	938	—	—	—	—	10,429
Liabilities held for sale	173,774	—	—	167,931	—	—	—	—	5,843

Total current liabilities	1,703,729	(34,404)	5,307	984,857	53,896	41,695	7,021	4,184	641,173
Long-term debt	574,933	—	—	322,729	63,151	21,361	3,842	3,021	160,829
Other long-term liabilities	179,104	—	—	163,315	10,946	1,028	3,386	58	371

Total liabilities	2,457,766	(34,404)	5,307	1,470,901	127,993	64,084	14,249	7,263	802,373
Total stockholders’ equity	1,075,035	(984,847)	1,075,035	762,332	(16,567)	(2,295)	(993)	134	242,236

Total liabilities and stockholders’ equity	$3,532,801	$(1,019,251)	$1,080,342	$2,233,233	$111,426	$61,789	$13,256	$7,397	$1,044,609

* Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005

					Non-Wholly Owned Subsidiaries*

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Total revenues	$10,190,284	$—	$—	$6,341,199	$258,010	$157,184	$54,397	$36,949	$3,342,545
Cost of sales	8,644,940	—	—	5,362,563	208,392	130,543	47,479	32,195	2,863,768

Gross profit	1,545,344	—	—	978,636	49,618	26,641	6,918	4,754	478,777
Selling, general, and administrative expenses	1,213,259	—	14,128	755,325	39,271	21,323	5,648	3,302	374,262
Depreciation and amortization	39,388	—	1,438	22,217	934	483	204	273	13,839

Operating income (loss)	292,697	—	(15,566)	201,094	9,413	4,835	1,066	1,179	90,676
Floor plan interest expense	(50,922)	—	—	(33,167)	(1,120)	(1,111)	(227)	(97)	(15,200)
Other interest expense	(49,540)	—	—	(30,550)	(3,967)	(1,331)	(1,139)	(461)	(12,092)
Equity in earnings of subsidiaries	—	(219,007)	219,007	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interests	192,235	(219,007)	203,441	137,377	4,326	2,393	(300)	621	63,384
Income taxes	(69,760)	87,491	(81,340)	(53,289)	(1,658)	(935)	113	(227)	(19,915)
Minority interests	(1,814)	—	—	(1,137)	(267)	(292)	—	(118)	—

Income (loss) from continuing operations	120,661	(131,516)	122,101	82,951	2,401	1,166	(187)	276	43,469
Loss from discontinued operations, net of tax	(1,688)	—	—	(1,503)	—	—	—	—	(185)

Net income (loss)	$118,973	$(131,516)	$122,101	$81,448	$2,401	$1,166	$(187)	$276	$43,284

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Year Ended December 31, 2004

					Non-Wholly Owned Subsidiaries*

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Total revenues	$8,948,498	$—	$—	$5,604,843	$252,646	$158,725	$51,926	$14,017	$2,866,341
Cost of sales	7,617,635	—	—	4,760,153	208,882	134,072	45,566	12,173	2,456,789

Gross profit	1,330,863	—	—	844,690	43,764	24,653	6,360	1,844	409,552
Selling, general, and administrative expenses	1,036,521	—	12,640	655,183	34,270	19,163	5,373	1,423	308,469
Depreciation and amortization	37,910	—	818	19,914	1,740	483	203	86	14,666

Operating income (loss)	256,432	—	(13,458)	169,593	7,754	5,007	784	335	86,417
Floor plan interest expense	(44,033)	—	—	(30,924)	(699)	(734)	(159)	(24)	(11,493)
Other interest expense	(42,969)	—	—	(27,179)	(3,997)	(768)	(1,039)	(164)	(9,822)
Other income	11,469	—	—	—	—	—	—	—	11,469
Equity in earnings of subsidiaries	—	(202,177)	202,177	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interests	180,899	(202,177)	188,719	111,490	3,058	3,505	(414)	147	76,571
Income taxes	(67,290)	84,202	(78,500)	(45,497)	(1,322)	(1,490)	146	(55)	(24,774)
Minority interests	(2,047)	—	—	(942)	(174)	(403)	—	(28)	(500)

Income (loss) from continuing operations	111,562	(117,975)	110,219	65,051	1,562	1,612	(268)	64	51,297
Income (loss) from discontinued operations, net of tax	125	—	—	382	—	—	—	—	(257)

Net income (loss)	$111,687	$(117,975)	$110,219	$65,433	$1,562	$1,612	$(268)	$64	$51,040

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Year Ended December 31, 2003

					Non-Wholly Owned Subsidiaries*

						UAG	UAG Mentor	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Total revenues	$7,484,151	$—	$—	$5,076,082	$233,173	$159,226	$52,235	$1,963,435
Cost of sales	6,391,370	—	—	4,321,764	195,753	134,991	45,672	1,693,190

Gross profit	1,092,781	—	—	754,318	37,420	24,235	6,563	270,245
Selling, general, and administrative expenses	852,872	—	12,686	580,516	26,829	18,044	5,398	209,399
Depreciation and amortization	27,197	—	783	18,487	494	445	155	6,833

Operating income (loss)	212,712	—	(13,469)	155,315	10,097	5,746	1,010	54,013
Floor plan interest expense	(38,275)	—	—	(29,803)	(545)	(650)	(131)	(7,146)
Other interest expense	(42,835)	—	—	(29,535)	(2,392)	(708)	(562)	(9,638)
Equity in earnings of subsidiaries	—	(198,932)	198,932	—	—	—	—	—

Income (loss) from continuing operations before income taxes, minority interests and cumulative effect of accounting change	131,602	(198,932)	185,463	95,977	7,160	4,388	317	37,229
Income taxes	(51,987)	84,148	(78,451)	(41,645)	(3,029)	(1,856)	(44)	(11,110)
Minority interests	(2,272)	—	—	(1,219)	(413)	(506)	(134)	—

Income (loss) from continuing operations before cumulative effect of accounting change	77,343	(114,784)	107,012	53,113	3,718	2,026	139	26,119
Income (loss) from discontinued operations, net of tax	8,644	—	1,908	7,857	—	—	—	(1,121)

Income (loss) before cumulative effect of accounting change	85,987	(114,784)	108,920	60,970	3,718	2,026	139	24,998
Cumulative effect of accounting change, net of tax	(3,058)	—	—	(3,014)	—	—	(44)	—

Net income (loss)	$82,929	$(114,784)	$108,920	$57,956	$3,718	$2,026	$95	$24,998

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

				Non-Wholly Owned Subsidiaries*

					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Net cash from continuing operating activities	$192,912	$(6,859)	$136,970	$4,542	$5,680	$1,004	$2,594	$48,981

Investing Activities:
Purchase of equipment and improvements	(218,285)	(1,947)	(133,756)	(822)	(5,801)	(248)	(120)	(75,591)
Proceeds from sale — leaseback transactions	118,470	—	65,620	—	4,803	—	—	48,047
Dealership acquisitions, net	(126,879)	—	(107,084)	—	—	—	—	(19,795)

Net cash from continuing investing activities	(226,694)	(1,947)	(175,220)	(822)	(998)	(248)	(120)	(47,339)

Financing Activities:
Net borrowings (repayments) of long-term debt	2,381	17,366	5,106	—	—	—	75	(20,166)
Floor plan notes payable — non-trade	5,776	—	3,068	2,693	(1,816)	—	(9)	1,840
Proceeds from issuance of common stock, net	3,478	3,478	—	—	—	—	—	—
Distributions from (to) parent	—	—	(3,718)	(6,413)	(3,163)	(487)	—	13,781
Dividends	(20,844)	(20,844)	—	—	—	—	—	—

Net cash from continuing financing activities	(9,209)	—	4,456	(3,720)	(4,979)	(487)	66	(4,545)

Net cash from discontinued operations	28,868	—	25,434	—	—	—	—	3,434

Net change in cash and cash equivalents	(14,123)	(8,806)	(8,360)	—	(297)	269	2,540	531
Cash and cash equivalents, beginning of period	23,547	13,638	8,360	—	1,424	125	—	—

Cash and cash equivalents, end of period	$9,424	$4,832	$—	$—	$1,127	$394	$2,540	$531

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

				Non-Wholly Owned Subsidiaries*

					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Net cash from continuing operating activities	$276,646	$7,438	$177,340	$12,500	$1,311	$6,247	$(1,687)	$73,497

Investing Activities:
Purchase of equipment and improvements	(227,152)	(371)	(96,372)	(21,009)	(2,280)	(92)	(3,899)	(103,129)
Proceeds from sale — leaseback transactions	149,076	—	65,893	37,154	2,967	—	—	43,062
Dealership acquisitions, net	(211,413)	—	(154,465)	—	—	—	—	(56,948)
Proceeds from sale of investment	13,566	—	—	—	—	—	—	13,566

Net cash from continuing investing activities	(275,923)	(371)	(184,944)	16,145	687	(92)	(3,899)	(103,449)

Financing Activities:
Net borrowings (repayments) of long-term debt	(74,250)	(107,022)	71,011	(12,731)	—	—	3,021	(28,529)
Floor plan notes payable — non-trade	(55,401)	—	(46,637)	(6,679)	1,452	(5,926)	2,495	(106)
Proceeds from issuance of common stock, net	125,433	125,433	—	—	—	—	—	—
Distributions from (to) parent	—	—	(43,776)	(10,481)	(2,670)	(189)	70	57,046
Dividends	(18,411)	(18,411)	—	—	—	—	—	—

Net cash from continuing financing activities	(22,629)	—	(19,402)	(29,891)	(1,218)	(6,115)	5,586	28,411

Net cash from discontinued operations	27,808	—	30,523	—	—	—	—	(2,715)

Net change in cash and cash equivalents	5,902	7,067	3,517	(1,246)	780	40	—	(4,256)
Cash and cash equivalents, beginning of period	17,645	6,571	4,843	1,246	644	85	—	4,256

Cash and cash equivalents, end of period	$23,547	$13,638	$8,360	$—	$1,424	$125	$—	$—

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2003

				Non-Wholly Owned Subsidiaries*

					UAG	UAG Mentor	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Net cash from continuing operating activities	$67,514	$7,403	$44,813	$4,015	$10,038	$(1,125)	$2,370

Investing Activities:
Purchase of equipment and improvements	(194,475)	(832)	(114,782)	(18,004)	(1,110)	(1,491)	(58,256)
Proceeds from sale — leaseback transactions	133,373	—	99,573	—	—	—	33,800
Dealership acquisitions, net	(137,941)	—	(100,032)	—	—	—	(37,909)

Net cash from continuing investing activities	(199,043)	(832)	(115,241)	(18,004)	(1,110)	(1,491)	(62,365)

Financing Activities:
Net borrowings (repayments) of long-term debt	(25,511)	(5,789)	(68,022)	12,731	—	—	35,569
Floor plan notes payable — non-trade	120,472	—	87,540	9,145	(5,882)	2,766	26,903
Proceeds from issuance of common stock, net	9,907	9,907	—	—	—	—	—
Distributions from (to) parent	—	—	10,762	(6,641)	(2,856)	(65)	(1,200)
Dividends	(4,118)	(4,118)	—	—	—	—	—

Net cash from continuing financing activities	100,750	—	30,280	15,235	(8,738)	2,701	61,272

Net cash from discontinued operations	37,443	—	34,464	—	—	—	2,979

Net change in cash and cash equivalents	6,664	6,571	(5,684)	1,246	190	85	4,256
Cash and cash equivalents, beginning of period	10,981	—	10,527	—	454	—	—

Cash and cash equivalents, end of period	$17,645	$6,571	$4,843	$1,246	$644	$85	$4,256

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Schedule II
UNITED AUTO GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries	at End
Description	of Year	Additions	& Other	of Year

	(In thousands)
Year Ended December 31, 2005
Allowance for doubtful accounts	3,872	2,663	(2,146)	4,389
Tax valuation allowance	1,080	3,190	(151)	4,119

	$4,952	$5,853	$(2,297)	$8,508

Year Ended December 31, 2004
Allowance for doubtful accounts	3,421	3,184	(2,733)	3,872
Tax valuation allowance	—	1,080	—	$1,080

	$3,421	$4,264	$(2,733)	$4,952

Year Ended December 31, 2003
Allowance for doubtful accounts	3,431	2,055	(2,065)	3,421

	$3,431	$2,055	$(2,065)	$3,421