Form 10-Q
period 2006-03-31
UNITED AUTO GROUP INC
filed 2006-05-10
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-12297
United Auto Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3086739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2555 Telegraph Road, Bloomfield Hills, Michigan	48302-0954 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(248) 648-2500
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one)
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 9, 2006, there were 47,211,728 shares of voting common stock outstanding.

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets as of March 31, 2006 and December 31, 2005	3
	Consolidated Condensed Statements of Income for the three months ended March 31, 2006 and 2005	4
	Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005	5
	Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the three months ended March 31, 2006	6
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative & Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6.	Exhibits	42
Signatures		43
Amendment dated May 3, 2006 to the Company's Certificate of Incorporation
Restated Certificate of Incorporation dated May 3, 2006
Amended and Restated Supplemental Indenture
Supplemental Indenture
Second Amended & Restated Credit Agreement
Certifications Pursuant to Section 302
Section 1350 Certifications

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$16,132	$9,424
Accounts receivable, net	397,803	412,861
Inventories, net	1,370,251	1,224,443
Other current assets	72,039	51,142
Assets held for sale	162,555	180,692

Total current assets	2,018,780	1,878,562
Property and equipment, net	442,618	424,429
Goodwill	1,098,397	1,013,265
Franchise value	222,590	194,289
Other assets	100,652	83,628

Total assets	$3,883,037	$3,594,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$883,622	$845,251
Floor plan notes payable — non-trade	352,464	331,953
Accounts payable	298,560	211,943
Accrued expenses	198,442	174,796
Current portion of long-term debt	3,740	3,551
Liabilities held for sale	87,391	97,256

Total current liabilities	1,824,219	1,664,750
Long-term debt	684,734	576,690
Other long-term liabilities	210,719	207,001

Total liabilities	2,719,672	2,448,441

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 80,000 shares authorized; 47,001 shares issued at March 31, 2006; 46,884 shares issued at December 31, 2005	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	758,886	746,165
Retained earnings	422,579	404,010
Accumulated other comprehensive income	27,128	21,830
Treasury stock, at cost; 2,653 shares at March 31, 2006; 2,153 shares at December 31, 2005	(45,233)	(26,278)

Total stockholders’ equity	1,163,365	1,145,732

Total liabilities and stockholders’ equity	$3,883,037	$3,594,173

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(In thousands, except per
	share amounts)
Revenue:
New vehicle	$1,494,644	$1,357,464
Used vehicle	587,897	526,584
Finance and insurance, net	59,822	54,148
Service and parts	308,937	265,866
Fleet and wholesale vehicle	221,644	191,677

Total revenues	2,672,944	2,395,739

Cost of sales:
New vehicle	1,363,861	1,238,036
Used vehicle	534,718	478,525
Service and parts	139,100	121,969
Fleet and wholesale vehicle	219,188	191,123

Total cost of sales	2,256,867	2,029,653

Gross profit	416,077	366,086
Selling, general and administrative expenses	336,631	294,811
Depreciation and amortization	10,632	9,579

Operating income	68,814	61,696
Floor plan interest expense	(14,965)	(12,352)
Other interest expense	(12,072)	(11,481)

Income from continuing operations before income taxes and minority interests	41,777	37,863
Income taxes	(15,192)	(13,972)
Minority interests	(422)	(143)

Income from continuing operations	26,163	23,748
Loss from discontinued operations, net of tax	(2,072)	(856)

Net income	$24,091	$22,892

Basic earnings per share:
Continuing operations	$0.56	$0.51
Discontinued operations	(0.04)	(0.02)
Net income	0.52	0.50
Shares used in determining basic earnings per share	46,512	46,230
Diluted earnings per share:
Continuing operations	$0.56	$0.51
Discontinued operations	(0.04)	(0.02)
Net income	0.51	0.49
Shares used in determining diluted earnings per share	47,136	46,875
Cash dividends per share	$0.12	$0.11
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2006	2005

		(Restated)*
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$24,091	$22,892
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	10,632	9,579
Amortization of unearned compensation	852	600
Undistributed earnings of equity method investments	(1,107)	(444)
Loss from discontinued operations, net of tax	2,072	856
Deferred income taxes	3,961	7,511
Minority interests	422	143
Changes in operating assets and liabilities:
Accounts receivable	29,078	(10,699)
Inventories	(62,489)	(36,167)
Floor plan notes payable	38,371	52,396
Accounts payable and accrued expenses	90,749	26,635
Other	(23,349)	6,559

Net cash from continuing operating activities	113,283	79,861

Investing Activities:
Purchase of equipment and improvements	(42,884)	(49,676)
Proceeds from sale-leaseback transactions	19,739	40,708
Dealership acquisitions net of cash received, including repayment of sellers’ floorplan notes payable of $78,259 and $32,091 in 2006 and 2005, respectively	(188,049)	(63,106)

Net cash from continuing investing activities	(211,194)	(72,074)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	132,000	75,000
Repayments under U.S. Credit Agreement	(396,000)	(31,800)
Issuance of convertible subordinated debt	375,000	—
Net repayments of other long-term debt	(2,784)	(16,161)
Net borrowings (repayments) of floor plan notes payable — non-trade	20,511	(14,525)
Payment of deferred financing costs	(11,513)	—
Proceeds from issuance of common stock	5,682	571
Repurchase of common stock	(18,955)	—
Dividends	(5,522)	(5,076)

Net cash from continuing financing activities	98,419	8,009

Discontinued operations:
Net cash from discontinued operating activities	(9,585)	(13,694)
Net cash from discontinued investing activities	19,013	(447)
Net cash from discontinued financing activities	(3,228)	(1,005)

Net cash from discontinued operations	6,200	(15,146)

Net change in cash and cash equivalents	6,708	650
Cash and cash equivalents, beginning of period	9,424	23,547

Cash and cash equivalents, end of period	$16,132	$24,197

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$34,659	$30,308
Income taxes	2,815	4,285
Seller financed debt	—	5,300

*	See Note 1
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock				Accumulated
			Additional		Other		Total
	Issued		Paid-in	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Income (loss)

	(Unaudited)
	(Dollars in thousands)
Balances, January 1, 2006	46,883,734	$5	$746,165	$404,010	$21,830	$(26,278)	$1,145,732
Restricted stock	115,937	—	807	—	—	—	807
Exercise of options, including tax benefit of $6,232	501,424	—	11,914	—	—	—	11,914
Repurchase of common stock	(500,000)	—	—	—	—	(18,955)	(18,955)
Dividends	—	—	—	(5,522)	—	—	(5,522)
Fair value of interest rate swap agreements	—	—	—	—	1,305	—	1,305	$1,305
Foreign currency translation	—	—	—	—	3,993	—	3,993	3,993
Net income	—	—	—	24,091	—	—	24,091	24,091

Balances, March 31, 2006	47,001,095	$5	$758,886	$422,579	$27,128	$(45,233)	$1,163,365	$29,389

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1.	Interim Financial Statements

Basis of Presentation
      The following unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005 is unaudited, but includes all adjustments which the management of United Auto Group, Inc. (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The prior period consolidated condensed financial statements have been reclassified for entities which have been treated as discontinued operations through March 31, 2006. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, which were included as part of the Company’s Annual Report on Form 10-K.

Statement of Cash Flows
      The Company restated its 2005 consolidated condensed statement of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions to comply with guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” More specifically, with respect to acquisitions, the Company restated the consolidated condensed statement of cash flows to reflect the repayment of seller floor plan notes payable by its floor plan lenders as additional cost of dealership acquisitions with corresponding borrowings of floor plan notes payable-non trade. Similarly, with respect to dispositions, the Company restated the consolidated statements of cash flows to reflect the repayment of the Company’s floor plan notes payable by the purchaser’s floor plan lender as additional transaction proceeds with corresponding repayments of floor plan notes payable trade or non-trade, as appropriate. Previously, all such activity was treated as a non-cash acquisition or disposition of inventory and floor plan notes payable. A summary of the significant effects of the restatement is as follows:

Three Months
Ended
March 31,
2005

Net cash from continuing operating activities as previously reported	$47,305
Discontinued operations	465
Recognition of floorplan balances as cash transactions	32,091

Reported net cash from continuing operating activities	$79,861

Net cash from continuing investing activities as previously reported	$(39,367)
Discontinued operations	(616)
Recognition of floorplan balances as cash transactions	(32,091)

Reported net cash from continuing investing activities	$(72,074)

Net cash from continuing financing activities as previously reported	$7,438
Discontinued operations	571
Recognition of floorplan balances as cash transactions	—

Reported net cash from continuing financing activities	$8,009

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

	Three Months Ended
	March 31,

	2006	2005

Revenues	$108,017	$261,299
Pre-tax loss	(1,396)	(1,353)
Loss on disposal	(2,009)	—

	March 31,	December 31,
	2006	2005

Inventories	$80,483	$88,042
Other assets	82,072	92,650

Total assets	$162,555	$180,692

Floor plan notes payable	$73,702	$85,363
Other liabilities	13,689	11,893

Total Liabilities	$87,391	$97,256

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

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Company believes the franchise value of its dealerships has an indefinite useful life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated franchise agreements.
      The following is a summary of the changes in the carrying amount of goodwill and franchise value for the three months ended March 31, 2006:

		Franchise
	Goodwill	Value

Balance — January 1, 2006	$1,013,265	$194,289
Additions during period	83,414	27,482
Foreign currency translation	1,718	819

Balance — March 31, 2006	$1,098,397	$222,590

      As of March 31, 2006, approximately $628,288 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.

Stock-Based Compensation
      Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 2,100 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of March 31, 2006, 1,490 shares of common stock were available for grant under the Plan.
      The Company elected to adopt SFAS No. 123(R), “Share-Based Payment,” as interpreted by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, effective July 1, 2005. The Company utilized the modified prospective method approach pursuant to which the Company has recorded compensation expense for all awards granted after July 1, 2005 based on their fair value. The Company’s share-based payments have generally been in the form of “non-vested shares” which are measured at their fair value as if they were vested and issued on the grant date.
      Prior to July 1, 2005, the Company accounted for stock-based compensation using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All options granted pursuant to the Plan had a strike price equal to fair market value on the date of grant. As a result, no compensation expense was recorded with respect to option grants. During that time, the Company followed the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123.” Had the Company elected to recognize compensation

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
expense for option grants using the fair value method, pro forma net income and pro forma basic and diluted earnings per share would have been as follows:

	Three Months
	Ended
	March 31, 2005

Net income(1)	$22,892
Fair value method compensation expense attributable to stock-based compensation, net of tax	194

Pro forma net income	$22,698

Basic earnings per share	$0.50

Pro forma basic earnings per share	$0.49

Diluted earnings per share	$0.49

Pro forma diluted earnings per share	$0.48

Weighted average fair value of options granted	$8.61
Expected dividend yield	1.6%
Risk free interest rates	4.00%
Expected life	5.0	years
Expected volatility	30.28%

(1)	Includes approximately $382 of compensation expense, net of tax, related to restricted stock grants.

New Accounting Pronouncements
      SFAS No. 151, “Inventory Costs” requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS 151 was effective for the Company on January 1, 2006. This pronouncement did not have a material effect on consolidated operating results, financial position or cash flows.
      SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. SFAS No. 154 was effective for the Company on January 1, 2006.
      Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”) requires companies to expense real estate rental costs under operating leases during periods of construction and was effective for the Company on January 1, 2006. FSP FAS 13-1 does not require retroactive application. This pronouncement did not have a material effect on consolidated operating results, financial position or cash flows.
      FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling obligations are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 was effective on December 31, 2005. The adoption of FIN No. 47 did not have a material effect on consolidated operating results, financial position or cash flows.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

2.	Inventories
      Inventories consisted of the following:

	March 31,	December 31,
	2006	2005

New vehicles	$994,569	$914,278
Used vehicles	304,604	243,049
Parts, accessories and other	71,078	67,116

Total inventories	$1,370,251	$1,224,443

      The Company receives non-refundable credits from certain vehicle manufacturers, which are treated as a reduction of cost of goods sold when the vehicles are sold. Such credits amounted to $7,214 and $5,813 during the three months ended March 31, 2006 and 2005, respectively.

3.	Business Combinations
      During each of the periods presented, the Company completed a number of acquisitions. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. A summary of the aggregate purchase price allocations for the three months ended March 31, 2006 follows:

Accounts receivable	$14,020
Inventories	83,319
Other current assets	4,436
Property and equipment	4,278
Goodwill	83,414
Franchise value	27,482
Other assets	2,448
Current liabilities	(20,819)
Long term liabilities	(10,529)

Cash used in dealership acquisitions, including repayment of sellers’ floorplan notes payable of $78,259 during the three months ended March 31, 2006	$188,049

      The following unaudited consolidated pro forma results of operations of the Company for the three months ended March 31, 2006 and 2005 give effect to acquisitions consummated during 2006 and 2005 as if they had occurred on January 1, 2005.

	Three Months Ended
	March 31,

	2006	2005

Revenues	$2,698,101	$2,606,240
Income from continuing operations	26,225	25,493
Net income	24,153	24,637
Income from continuing operations per diluted common share	0.56	0.54
Net income per diluted common share	$0.51	$0.53

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

4.	Floor Plan Notes Payable — Trade and Non-trade
      The Company finances the majority of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to make loan principal repayments prior to the sale of the vehicles financed. The Company typically makes monthly interest payments on the amount financed. In the U.K., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate or defined LIBOR. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles as floor plan notes payable — non-trade on its consolidated condensed balance sheets and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.

5.	Earnings Per Share
      Basic earnings per share is computed using net income and weighted average shares outstanding. Diluted earnings per share is computed using net income and the weighted average shares outstanding, adjusted for the dilutive effect of stock options and restricted stock. As of March 31, 2005, approximately two thousand shares attributable to outstanding common stock equivalents were excluded from the calculation of diluted earnings per share because the effect of such securities was antidilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 follows:

	Three Months Ended
	March 31,

	2006	2005

Weighted average shares outstanding	46,512	46,230
Effect of stock options	382	427
Effect of restricted stock	242	218

Weighted average shares outstanding, including effect of dilutive securities	47,136	46,875

6.	Long Term Debt
      Long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005

U.S. Credit Agreement	$8,000	$272,000
U.K. Credit Agreement	—	—
9.625% Senior Subordinated Notes due 2012	300,000	300,000
3.5% Senior Subordinated Notes due 2026	375,000	—
Other	5,474	8,241

Total long-term debt	688,474	580,241
Less: Current portion	(3,740)	(3,551)

Net long-term debt	$684,734	$576,690

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

U.S. Credit Agreement
      The Company is party to a credit agreement with DaimlerChrysler Services Americas LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $600,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50,000 of availability for letters of credit, through September 30, 2008. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%.
      The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. The Company is in compliance with all covenants under the U.S. Credit Agreement, and the Company believes it will remain in compliance with such covenants for the foreseeable future. In making such determination, the Company has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.
      The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2006, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $8,000 and $12,600, respectively.

U.K. Credit Agreement
      The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to a credit agreement with the Royal Bank of Scotland, as amended (the “U.K. Credit Agreement”), which provides for up to £55,000 in revolving loans to be used for acquisitions, working capital, and general corporate purposes through March 31, 2008. Revolving loans under the U.K. Credit Agreement have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. Credit Agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15,000.
      The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. The Company is in compliance with all covenants under the U.K. Credit Agreement, and the Company believes that it will remain in compliance with such covenants for the foreseeable future. In making such determination, the Company has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
      The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of March 31, 2006, there were no outstanding borrowings under the U.K. Credit Agreement.

Senior Subordinated Notes
      The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”). The 9.625% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the 9.625% Notes at its option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of 9.625% Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. The Company is in compliance with all negative covenants and there are no events of default.

Senior Subordinated Convertible Notes
      On January 31, 2006, the Company issued $375,000 of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”) in a private offering (the “Offering”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Interest is payable semiannually on April 1 and October 1 of each year, beginning on October 1, 2006. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by the Company’s wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. The Company is in compliance with all negative covenants and there are no events of default.
      Holders may convert based on a conversion rate of 21.1026 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $47.39 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of the common stock reaches, or the trading price of the Convertible Notes falls below, specific thresholds, (2) if the Convertible Notes are called for redemption, (3) if specified distributions to holders of common stock are made or specified corporate transactions occur, (4) if a fundamental change occurs, or (5) during the ten trading days prior to, but excluding, the maturity date. Upon conversion of the Convertible Notes, in lieu of shares of common stock, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the related indenture (the “Indenture”), of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion. If a holder elects to convert its Convertible Notes in connection with certain events that constitute a change of control on or before April 6, 2011, the Company will pay, to the extent described in the Indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes.
      In addition, the Company will pay contingent interest in cash with respect to any six-month period from April 1 to September 30 and from October 1 to March 31, commencing with the six-month period beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the Convertible Note. On or after April 6, 2011, the Company may redeem the

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Convertible Notes may require the Company to purchase all or a portion of their Securities for cash on each of April 1, 2011, April 1, 2016 and April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, the applicable purchase date. In addition, if the Company experiences certain fundamental change events specified in the Indenture, holders of the Convertible Notes will have the option to require the Company to purchase for cash all or a portion of their Convertible Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to the fundamental change purchase date.
      The Company has agreed to file a shelf registration statement (the “Shelf Registration Statement”) to register resales of the Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes with the Securities and Exchange Commission within 120 days after the date of original issuance of the Convertible Notes. The Company will use its commercially reasonable efforts to (i) cause such Shelf Registration Statement to become effective within 210 days after the original issuance of the Convertible Notes and (ii) to keep the Shelf Registration Statement effective until the earlier of (1) two years from the date the Shelf Registration Statement is declared effective by the SEC, (2) the sale pursuant to the Shelf Registration Statement of the Convertible Notes and all of the shares of common stock issuable upon conversion of the Convertible Notes, and (3) the date when the holders, other than the holders that are “affiliates,” of the Securities and the common stock issuable upon conversion of the Convertible Notes are able to sell or transfer all such securities immediately without restriction pursuant to Rule 144 (or any similar provision then in force) under the Securities Act. If the Company fails to comply with its obligations to register the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes, the registration statement does not become effective within the specified time period, or the shelf registration statement ceases to be effective or fails to be usable for certain periods of time, in each case subject to certain exceptions provided in the registration rights agreement, the Company will be required to pay additional interest, subject to some limitations, to the holders of the Convertible Notes.

7.	Stockholders’ Equity
      In connection with the Offering, the Company repurchased 500,000 shares of its outstanding common stock on January 26, 2006 for $18,955, or $37.91 per share.

8.	Interest Rate Swaps
      The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of March 31, 2006, the Company expects approximately $571 associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

9.	Commitments and Contingent Liabilities
      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits, and actions brought by governmental authorities. As of March 31, 2006, the Company is not party to any legal proceedings, including class action lawsuits to which it is a party, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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
      The Company leases the majority of its dealership facilities and corporate offices under non-cancelable operating lease agreements with terms from three to thirty years. Such leases typically include escalation clauses tied to an inflation index such as the Consumer Price Index and additional option periods of up to thirty years that are available to the Company.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

10.	Consolidating Condensed Financial Information
      The following tables include consolidating condensed financial information as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005 for United Auto Group, Inc.’s wholly-owned subsidiary guarantors, non-wholly owned subsidiaries (which are guarantors of the 9.625% Notes but not the Convertible Notes), and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
Consolidating Condensed Balance Sheet
March 31, 2006

					Non-Wholly Owned Guarantor Subsidiaries*

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In thousands)
Cash and cash equivalents	$16,132	$—	$6,055	$—	$—	$43	$396	$2,067	$7,571
Accounts receivable, net	397,803	(44,916)	44,916	243,111	8,494	8,069	2,290	808	135,031
Inventories, net	1,370,251	—	—	848,106	35,659	18,952	6,460	1,805	459,269
Other current assets	72,039	—	9,246	20,939	640	35	1	17	41,161
Assets held for sale	162,555	—	—	150,347	—	—	—	—	12,208

Total current assets	2,018,780	(44,916)	60,217	1,262,503	44,793	27,099	9,147	4,697	655,240
Property and equipment, net	442,618	—	4,075	252,071	5,820	3,507	1,838	3,595	171,712
Intangible assets	1,320,987	—	—	928,471	68,281	20,738	3,722	—	299,775
Other assets	100,652	(1,087,907)	1,101,568	42,377	81	1	2	—	44,530

Total assets	$3,883,037	$(1,132,823)	$1,165,860	$2,485,422	$118,975	$51,345	$14,709	$8,292	$1,171,257

Floor plan notes payable	$883,622	$—	$—	$565,441	$10,176	$7,659	$6,347	$—	$293,999
Floor plan notes payable — non-trade	352,464	—	—	222,851	17,712	9,597	—	1,457	100,847
Accounts payable	298,560	—	1,650	109,045	6,726	2,142	305	2,431	176,261
Accrued expenses	198,442	(44,916)	845	(7,576)	32,051	14,522	1,917	698	200,901
Current portion of long-term debt	3,740	—	—	3,740	—	—	—	—	—
Liabilities held for sale	87,391	—	—	73,796	—	—	—	—	13,595

Total current liabilities	1,824,219	(44,916)	2,495	967,297	66,665	33,920	8,569	4,586	785,603
Long-term debt	684,734	—	—	448,462	63,151	21,361	3,842	3,084	144,834
Other long-term liabilities	210,719	—	—	194,545	10,595	548	4,258	187	586

Total liabilities	2,719,672	(44,916)	2,495	1,610,304	140,411	55,829	16,669	7,857	931,023
Total stockholders’ equity	1,163,365	(1,087,907)	1,163,365	875,118	(21,436)	(4,484)	(1,960)	435	240,234

Total liabilities and stockholders’ equity	$3,883,037	$(1,132,823)	$1,165,860	$2,485,422	$118,975	$51,345	$14,709	$8,292	$1,171,257

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheet
December 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries*

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In thousands)
Cash and cash equivalents	$9,424	$—	$4,832	$—	$—	$1,127	$394	$2,540	$531
Accounts receivable, net	412,861	(42,810)	42,810	279,333	11,489	7,117	2,852	1,032	111,038
Inventories, net	1,224,443	—	—	743,243	33,029	19,941	6,272	2,184	419,774
Other current assets	51,142	—	5,118	21,786	467	42	6	—	23,723
Assets held for sale	180,692	—	—	180,692	—	—	—	—	—

Total current assets	1,878,562	(42,810)	52,760	1,225,054	44,985	28,227	9,524	5,756	555,066
Property and equipment, net	424,429	—	4,297	249,435	5,929	2,932	1,859	3,660	156,317
Intangible assets	1,207,554	—	—	855,920	68,281	20,738	3,722	—	258,893
Other assets	83,628	(1,065,886)	1,093,055	11,685	83	1	—	—	44,690

Total assets	$3,594,173	$(1,108,696)	$1,150,112	$2,342,094	$119,278	$51,898	$15,105	$9,416	$1,014,966

Floor plan notes payable	$845,251	$—	$—	$527,151	$14,045	$6,725	$6,156	$—	$291,174
Floor plan notes payable — non-trade	331,953	—	—	230,315	15,154	12,000	—	2,486	71,998
Accounts payable	211,943	—	3,874	87,457	6,941	1,393	676	2,532	109,070
Accrued expenses	174,796	(42,810)	506	1,502	29,933	13,952	2,040	715	168,958
Current portion of long-term debt	3,551	—	—	3,551	—	—	—	—	—
Liabilities held for sale	97,256	—	—	97,256	—	—	—	—	—

Total current liabilities	1,664,750	(42,810)	4,380	947,232	66,073	34,070	8,872	5,733	641,200
Long-term debt	576,690	—	—	336,881	63,151	21,361	3,842	3,096	148,359
Other long-term liabilities	207,001	—	—	191,047	10,638	548	4,059	176	533

Total liabilities	2,448,441	(42,810)	4,380	1,475,160	139,862	55,979	16,773	9,005	790,092
Total stockholders’ equity	1,145,732	(1,065,886)	1,145,732	866,934	(20,584)	(4,081)	(1,668)	411	224,874

Total liabilities and stockholders’ equity	$3,594,173	$(1,108,696)	$1,150,112	$2,342,094	$119,278	$51,898	$15,105	$9,416	$1,014,966

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statement of Income
Three Months Ended March 31, 2006

					Non-Wholly Owned Guarantor Subsidiaries*

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In thousands)
Total revenue	$2,672,944	$—	$—	$1,640,757	$60,688	$41,963	$11,157	$8,616	$909,763
Cost of sales	2,256,867	—	—	1,380,386	48,306	34,722	9,832	7,476	776,145

Gross profit	416,077	—	—	260,371	12,382	7,241	1,325	1,140	133,618
Selling, general, and administrative expenses	336,631	—	3,699	214,397	9,968	5,821	1,374	863	100,509
Depreciation and amortization	10,632	—	341	6,281	239	137	56	69	3,509

Operating income (loss)	68,814	—	(4,040)	39,693	2,175	1,283	(105)	208	29,600
Floor plan interest expense	(14,965)	—	—	(10,317)	(390)	(240)	(80)	(27)	(3,911)
Other interest expense	(12,072)	—	—	(7,634)	(1,132)	(383)	(294)	(119)	(2,510)
Equity in earnings of subsidiaries	—	(47,771)	47,771	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interests	41,777	(47,771)	43,731	21,742	653	660	(479)	62	23,179
Income taxes	(15,192)	20,833	(19,071)	(9,458)	(285)	(288)	209	(27)	(7,105)
Minority interests	(422)	—	—	(300)	(37)	(74)	—	(11)	—

Income (loss) from continuing operations	26,163	(26,938)	24,660	11,984	331	298	(270)	24	16,074
Income (loss) from discontinued operations, net of tax	(2,072)	—	—	(2,009)	—	—	—	—	(63)

Net income (loss)	$24,091	$(26,938)	$24,660	$9,975	$331	$298	$(270)	$24	$16,011

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statement of Income
Three Months Ended March 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries*

						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In thousands)
Total revenues	$2,395,739	$—	$—	$1,431,963	$52,016	$34,407	$12,231	$5,634	$859,488
Cost of sales	2,029,653	—	—	1,208,975	41,217	28,441	10,610	4,989	735,421

Gross profit	366,086	—	—	222,988	10,799	5,966	1,621	645	124,067
Selling, general, and administrative expenses	294,811	—	3,196	182,490	9,364	5,062	1,320	679	92,700
Depreciation and amortization	9,579	—	255	5,504	228	108	49	67	3,368

Operating income (loss)	61,696	—	(3,451)	34,994	1,207	796	252	(101)	27,999
Floor plan interest expense	(12,352)	—	—	(7,762)	(222)	(278)	(49)	(23)	(4,018)
Other interest expense	(11,481)	—	—	(7,117)	(911)	(297)	(278)	(113)	(2,765)
Equity in earnings of subsidiaries	—	(55,844)	55,844	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interests	37,863	(55,844)	52,393	20,115	74	221	(75)	(237)	21,216
Income taxes	(13,972)	24,588	(23,069)	(8,736)	(33)	(97)	33	104	(6,762)
Minority interests	(143)	—	—	(154)	(4)	(25)	—	40	—

Income (loss) from continuing operations	23,748	(31,256)	29,324	11,225	37	99	(42)	(93)	14,454
Loss from discontinued operations, net of tax	(856)	—	—	(724)	—	—	—	—	(132)

Net income (loss)	$22,892	$(31,256)	$29,324	$10,501	$37	$99	$(42)	$(93)	$14,322

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2006

				Non-Wholly Owned Guarantor Subsidiaries*

					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In thousands)
Net cash from continuing operating activities	$113,283	$1,342	$32,259	$(1,236)	$2,342	$59	$572	$77,945

Investing Activities:
Purchase of equipment and improvements	(42,884)	(119)	(21,431)	(130)	(712)	(35)	(4)	(20,453)
Proceeds from sale — leaseback transactions	19,739	—	16,792	—	—	—	—	2,947
Dealership acquisitions, net	(188,049)	—	(102,459)	—	—	—	—	(85,590)

Net cash from continuing investing activities	(211,194)	(119)	(107,098)	(130)	(712)	(35)	(4)	(103,096)

Financing Activities:
Net borrowings (repayments) of long-term debt	108,216	30,308	82,884	—	—	—	(12)	(4,964)
Floor plan notes payable — non-trade	20,511	—	(14,383)	2,558	(2,403)	—	(1,029)	35,768
Deferred financing costs	(11,513)	(11,513)	—	—	—	—	—	—
Proceeds from issuance of common stock, net	5,682	5,682	—	—	—	—	—	—
Repurchase of common stock	(18,955)	(18,955)	—	—	—	—	—	—
Distributions from (to) parent	—	—	1,525	(1,192)	(311)	(22)	—	—
Dividends	(5,522)	(5,522)	—	—	—	—	—	—

Net cash from continuing financing activities	98,419	—	70,026	1,366	(2,714)	(22)	(1,041)	30,804

Net cash from discontinued operations	6,200	—	4,813	—	—	—	—	1,387

Net change in cash and cash equivalents	6,708	1,223	—	—	(1,084)	2	(473)	7,040
Cash and cash equivalents, beginning of period	9,424	4,832	—	—	1,127	394	2,540	531

Cash and cash equivalents, end of period	$16,132	$6,055	$—	$—	$43	$396	$2,067	$7,571

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2005

				Non-Wholly Owned Guarantor Subsidiaries*

					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(Unaudited)
	(In thousands)
Net cash from continuing operating activities	$79,861	$(4,119)	$85,264	$1,121	$407	$(34)	$583	$(3,361)

Investing Activities:
Purchase of equipment and improvements	(49,676)	(591)	(27,816)	(538)	(2,916)	(52)	(63)	(17,700)
Proceeds from sale — leaseback transactions	40,708	—	19,064	—	1,876	—	—	19,768
Dealership acquisitions, net	(63,106)	—	(60,646)	—	—	—	—	(2,460)

Net cash from continuing investing activities	(72,074)	(591)	(69,398)	(538)	(1,040)	(52)	(63)	(392)

Financing Activities:
Net borrowings (repayments) of long-term debt	27,039	4,505	36,332	—	—	—	109	(13,907)
Floor plan notes payable — non-trade	(14,525)	—	(29,983)	(374)	619	—	183	15,030
Proceeds from issuance of common stock, net	571	571	—	—	—	—	—	—
Distributions from (to) parent	—	—	511	(209)	(263)	(39)	—	—
Dividends	(5,076)	(5,076)	—	—	—	—	—	—

Net cash from continuing financing activities	8,009	—	6,860	(583)	356	(39)	292	1,123

Net cash from discontinued operations	(15,146)	—	(25,037)	—	—	—	—	9,891

Net change in cash and cash equivalents	650	(4,710)	(2,311)	—	(277)	(125)	812	7,261
Cash and cash equivalents, beginning of period	23,547	13,638	8,360	—	1,424	125	—	—

Cash and cash equivalents, end of period	$24,197	$8,928	$6,049	$—	$1,147	$—	$812	$7,261

*	Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See “Forward Looking Statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of the restatement of our 2005 consolidated statement of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions, and also for the effects of restating our financial statements for entities which have been treated as discontinued operations through March 31, 2006.
Overview
      We are the second largest automotive retailer in the United States as measured by total revenues. As of March 31, 2006, we owned and operated 171 franchises in the United States and 123 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
      New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of other third-party insurance policies, fees for facilitating the sale of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, the sale of replacement parts and the sale of aftermarket accessories.
      We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our domestic dealerships endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement through January 4, 2009. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that are earned ratably on an annual basis through January 2009. Two million of these warrants were earned in each of 2004 and 2005 and vested in the first quarter of 2005 and 2006, respectively. We exercised the warrants and sold the underlying stock we received upon vesting. The earning of these warrants may be accelerated based on us attaining specified subscription targets. We measure the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since we can reasonably estimate the number of warrants that will be earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is being recognized ratably during each annual period.
      We also have received twelve million additional warrants to purchase Sirius common stock at $2.392 per share which are earned upon our sale of certain units pertaining to specified brands through December 31, 2007. We earned 522,400 of these warrants during the year ended December 31, 2005 and 332,500 of these warrants during the first quarter of 2006. We exercised the warrants we earned in 2005 and sold the underlying stock we received upon vesting. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of certain units pertaining to specified brands, the fair value of these warrants is being recognized when they are earned.
      The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled if certain performance targets are not met or upon the termination of our arrangement in January 2009. We may not be able to achieve any of the performance targets outlined in the warrants.
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
      Floor plan interest expense relates to obligations incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.
      We have acquired a number of dealerships each year since our inception. Our financial statements include the results of operations of the acquired dealerships from the date of acquisition. We have also disposed of certain dealerships which have been treated as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets.
      The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts services, and our ability to realize returns on our significant capital investment in new and upgraded dealerships. See “Forward-Looking Statements.”
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

Finance and Insurance Sales
      We arrange financing for customers through various financial institutions and receive a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the terms of the contracts. The revenue we record relating to commissions is net of an estimate of the amount of chargebacks we will be required to pay.

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

Income Taxes
      Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit.
New Accounting Pronouncements
      SFAS No. 151, “Inventory Costs” requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS 151 was effective for us on January 1, 2006. This pronouncement did not have a material effect on consolidated operating results, financial position or cash flows.
      SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3” requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. SFAS No. 154 was effective for us on January 1, 2006.
      Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS 13-1”) requires companies to expense real estate rental costs under operating leases during periods of construction and was effective for us on January 1, 2006. FSP FAS 13-1 does not require retroactive application. This pronouncement did not have a material effect on consolidated operating results, financial position or cash flows.
      FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143” clarifies the timing of liability recognition for legal obligations associated with an asset retirement when the timing and (or) method of settling obligations are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 was effective on December 31, 2005. The adoption of FIN No. 47 did not have a material effect on consolidated operating results, financial position or cash flows.
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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 (dollars in millions, except per unit amounts)
Total Retail Data

			2006 vs. 2005

	2006	2005	Change	% Change

Total retail unit sales	65,799	61,426	4,373	7.1%
Total same store retail unit sales	60,683	60,475	208	0.3%
Total retail sales revenue	$2,451.3	$2,204.1	$247.2	11.2%
Total same store retail sales revenue	$2,269.2	$2,178.7	$90.5	4.2%
Total retail gross profit	$413.6	$365.5	$48.1	13.2%
Total same store retail gross profit	$382.8	$361.3	$21.5	5.9%
Total retail gross margin	16.9%	16.6%	0.3%	1.8%
Total same store retail gross margin	16.9%	16.6%	0.3%	1.8%

Units
      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 4,373 units, or 7.1%, from 2005 to 2006. The increase is due to a 4,165 unit increase from net dealership acquisitions during the period, coupled with a 208 unit, or 0.3%, increase in same store retail unit sales. The increase in same store retail unit sales in 2006 is due primarily to an increase in retail unit sales of our premium brands, offset by a decrease in retail unit sales of our volume foreign and domestic brands.

Revenues
      Retail sales revenue increased $247.2 million, or 11.2%, from 2005 to 2006. The increase is due to a $156.7 million increase from net dealership acquisitions during the period, coupled with a $90.5 million, or 4.2%, increase in same store revenues. The same store revenue increase is due to (1) the 0.3% increase in retail unit sales which increased revenue by $7.3 million, (2) a $744, or 2.3%, increase in average new vehicle revenue per unit, which increased revenue by $30.2 million, (3) a $1,460, or 5.6%, increase in average used vehicle revenue per unit, which increased revenue by $29.0 million, (4) a $41, or 4.6%, increase in average finance and insurance revenue per unit, which increased revenue by $2.5 million , and (5) a $21.5 million, or 8.2%, increase in service and parts revenues.

Gross Profit
      Retail gross profit increased $48.1 million, or 13.2%, from 2005 to 2006. The increase is due to a $26.6 million increase from net dealership acquisitions during the period coupled with a $21.5 million, or 5.9%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) the 0.3% increase in retail unit sales which increased retail gross profit by $0.8 million, (2) a $45, or 1.5%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $1.8 million, (3) a $99, or 4.2%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $2.0 million, (4) a $41, or 4.6%, increase in average finance and insurance revenue per unit which increased retail gross profit by $2.5 million, and (5) a $14.4 million, or 10.1%, increase in service and parts gross profit.

New Vehicle Data

			2006 vs. 2005

	2006	2005	Change	% Change

New retail unit sales	44,378	41,169	3,209	7.8%
Same store new retail unit sales	40,848	40,635	213	0.5%
New retail sales revenue	$1,494.6	$1,357.5	$137.1	10.1%
Same store new retail sales revenue	$1,380.7	$1,343.3	$37.4	2.8%
New retail sales revenue per unit	$33,680	$32,973	$707	2.1%
Same store new retail sales revenue per unit	$33,801	$33,057	$744	2.3%
Gross profit — new	$130.8	$119.4	$11.4	9.5%
Same store gross profit — new	$120.6	$118.2	$2.4	2.0%
Average gross profit per new vehicle retailed	$2,947	$2,901	$46	1.6%
Same store average gross profit per new vehicle retailed	$2,953	$2,908	$45	1.5%
Gross margin % — new	8.7%	8.8%	(0.1)%	(1.1%)
Same store gross margin % — new	8.7%	8.8%	(0.1)%	(1.1%)

Units
      Retail unit sales of new vehicles increased 3,209 units, or 7.8%, from 2005 to 2006. The increase is due to a 2,996 unit increase from net dealership acquisitions during the period, coupled with a 213 unit, or 0.5%, increase in same store retail unit sales. The increase in same store retail unit sales in 2006 is due primarily to an increase in retail unit sales of our premium brands, offset by a decrease in retail unit sales of our volume foreign and domestic brands.

Revenues
      New vehicle retail sales revenue increased $137.1 million, or 10.1%, from 2005 to 2006. The increase is due to a $99.7 million increase from net dealership acquisitions during the period coupled with a $37.4 million, or 2.8%, increase in same store revenues. The same store revenue increase is due to the 0.5% increase in retail unit sales, which increased revenue by $7.2 million, coupled with a $744, or 2.3%, increase in comparative average selling prices per unit, which increased revenue by $30.2 million.

Gross Profit
      Retail gross profit from new vehicle sales increased $11.4 million, or 9.5%, from 2005 to 2006. The increase is due to a $9.0 million increase from net dealership acquisitions during the period, coupled with a $2.4 million, or 2.0%, increase in same store gross profit. The same store increase is due to the 0.5% increase in new retail unit sales, which increased gross profit by $0.6 million, coupled with a $45, or 1.5%, increase in average gross profit per new vehicle retailed, which increased gross profit by $1.8 million.

Used Vehicle Data

			2006 vs. 2005

	2006	2005	Change	% Change

Used retail unit sales	21,421	20,257	1,164	5.7%
Same store used retail unit sales	19,835	19,840	(5)	0.0%
Used retail sales revenue	$587.9	$526.6	$61.3	11.6%
Same store used retail sales revenue	$547.4	$518.6	$28.8	5.6%
Used retail sales revenue per unit	$27,445	$25,995	$1,450	5.6%
Same store used retail sales revenue per unit	$27,598	$26,138	$1,460	5.6%
Gross profit — used	$53.2	$48.1	$5.1	10.6%
Same store gross profit — used	$49.2	$47.3	$1.9	4.0%
Average gross profit per used vehicle retailed	$2,482	$2,373	$109	4.6%
Same store average gross profit per used vehicle retailed	$2,481	$2,382	$99	4.2%
Gross margin % — used	9.0%	9.1%	(0.1)%	(1.1%)
Same store gross margin % — used	9.0%	9.1%	(0.1)%	(1.1%)

Units
      Retail unit sales of used vehicles increased 1,164 units, or 5.7%, from 2005 to 2006. The increase is due primarily to a 1,169 unit increase from net dealership acquisitions during the period. Same store retail unit sales were consistent from 2005 to 2006 but included an increase in retail unit sales of our premium brands, offset by a decrease in retail unit sales of our volume foreign and domestic brands.

Revenues
      Used vehicle retail sales revenue increased $61.3 million, or 11.6%, from 2005 to 2006. The increase is due to a $32.5 million increase from net dealership acquisitions during the period, coupled with a $28.8 million, or 5.6%, increase in same store revenues. The same store revenue increase is due primarily to a $1,460, or 5.6%, increase in comparative average selling prices per vehicle which increased revenue by $29.0 million, offset by the decrease in retail unit sales, which decreased revenue by $0.2 million.

Gross Profit
      Retail gross profit from used vehicle sales increased $5.1 million, or 10.6%, from 2005 to 2006. The increase is due to a $3.2 million increase from net dealership acquisitions during the period, coupled with a $1.9 million, or 4.0%, increase in same store gross profit. The increase in same store gross profit is due primarily to a $99, or 4.2%, increase in average gross profit per used vehicle retailed.
Finance and Insurance Data

			2006 vs. 2005

	2006	2005	Change	% Change

Finance and insurance revenue	$59.8	$54.1	$5.7	10.5%
Same store finance and insurance revenue	$56.2	$53.6	$2.6	5.0%
Finance and insurance revenue per unit	$909	$882	$27	3.1%
Same store finance and insurance revenue per unit	$927	$886	$41	4.6%
      Finance and insurance revenue increased $5.7 million, or 10.5%, from 2005 to 2006. The increase is due to a $3.1 million increase from net dealership acquisitions during the period, coupled with a $2.6 million, or 5.0%, increase in same store revenues. The same store revenue increase is due to a $41, or 4.6%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $2.5 million, coupled with the 0.3% increase in retail unit sales, which increased revenue by $0.1 million.
Service and Parts Data

			2006 vs. 2005

	2006	2005	Change	% Change

Service and parts revenue	$308.9	$265.9	$43.0	16.2%
Same store service and parts revenue	$284.8	$263.3	$21.5	8.2%
Gross profit	$169.8	$143.9	$25.9	18.0%
Same store gross profit	$156.7	$142.3	$14.4	10.1%
Gross margin	55.0%	54.1%	0.9%	1.7%
Same store gross margin	55.0%	54.1%	0.9%	1.7%

Revenues
      Service and parts revenue increased $43.0 million, or 16.2%, from 2005 to 2006. The increase is due to a $21.5 million increase from net dealership acquisitions during the period coupled with a $21.5 million, or 8.2%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years, enhancements of maintenance programs and certified pre-owned programs offered by certain manufacturers, and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit
      Service and parts gross profit increased $25.9 million, or 18.0%, from 2005 to 2006. The increase is due to an $11.5 million increase from net dealership acquisitions during the period coupled with a $14.4 million, or 10.1%, increase in same store gross profit. The same store gross profit increase is due to the $21.5 million, or 8.2%, increase in same store revenues, which increased gross profit by $11.8 million, and a 90 basis point increase in gross margin, which increased gross profit by $2.6 million.
Selling, General and Administrative
      Selling, general and administrative expenses “SG&A” increased $41.8 million, or 14.2%, from $294.8 million to $336.6 million. The aggregate increase is primarily due to a $21.2 million increase from net dealership acquisitions during the period, coupled with a $20.6 million, or 7.1%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 5.9% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our facility improvement and expansion programs. SG&A expenses increased as a percentage of total revenue from 12.3% to 12.6% and increased as a percentage of gross profit from 80.5% to 80.9%.
Depreciation and Amortization
      Depreciation and amortization increased $1.0 million, or 11.0%, from $9.6 million to $10.6 million. The increase is due to a $0.3 million increase from net dealership acquisitions during the period coupled with a $0.7 million, or 7.3% increase in same store depreciation and amortization. The same store increase is due in large part to our facility improvement and expansion program.
Floor Plan Interest Expense
      Floor plan interest expense increased $2.6 million, or 21.2%, from $12.4 million to $15.0 million. The increase is due to a $0.8 million increase from net dealership acquisitions during the period, coupled with a $1.8 million, or 15.5%, increase in same store floor plan interest expense. The same store increase is due primarily to a net increase in our weighted average borrowing rate during 2006 compared to 2005.

Other Interest Expense
      Other interest expense increased $0.6 million, or 5.2%, from $11.5 million to $12.1 million. The increase is due primarily to an increase in our outstanding acquisition indebtedness in 2006 versus 2005, offset by a decrease in our weighted average borrowing rate during 2006 versus 2005, as a result of the issuance of $375.0 million of 3.5% Convertible Senior Subordinated Notes on January 31, 2006.
Income Taxes
      Income taxes increased $1.2 million, or 8.7%, from $14.0 million to $15.2 million. The increase from 2005 to 2006 is due primarily to our increase in pre-tax income versus the prior year, offset in part by a reduction in our overall effective income tax rate.
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of March 31, 2006, we had working capital of $194.6 million, including $16.1 million of cash available to fund our operations and capital commitments. In addition, we had $578.5 million and £55.0 million ($95.5 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which are discussed below.
      We paid dividends of eleven cents per share on March 1, 2005, June 1, 2005 and August 1, 2005 and twelve cents per share on December 1, 2005 and March 1, 2006. We declared a dividend equivalent to fourteen cents per share payable on June 1, 2006 to shareholders of record on May 11, 2006. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
      We have grown primarily through the acquisition of automotive dealerships. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions. In certain circumstances, a public equity offering could require the prior approval of certain automobile manufacturers. In connection with any potential significant acquisitions, we may be unable to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

Inventory Financing
      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate or defined LIBOR. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of goods sold as vehicles are sold.

U.S. Credit Agreement
      Our credit agreement with DaimlerChrysler Services Americas LLC and Toyota Motor Credit Corporation, as amended, provides for up to $600.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50.0 million of availability for letters of credit, through September 30, 2008. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%.
      The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before income taxes, depreciation and amortization, or EBITDA, a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. We are in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered our current margin of compliance with the covenants and expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S. See “Forward Looking Statements”.
      The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. As of March 31, 2006, outstanding borrowings and letters of credit under the U.S. credit agreement amounted to $8.0 million and $12.6 million, respectively.

U.K. Credit Agreement
      Our subsidiaries in the U.K., referred to as our U.K. Subsidiaries, are party to a credit agreement with the Royal Bank of Scotland, as amended, which provides for up to £55.0 million in revolving loans to be used for acquisitions, working capital, and general corporate purposes through March 31, 2008. Revolving loans under the U.K. credit agreement have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. credit agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15.0 million.
      The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. We are in compliance with all covenants under the U.K. credit agreement, and we believe that we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
      The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of our U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. The U.K. credit agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of our U.K. Subsidiaries. As of March 31, 2006, there were no outstanding borrowings under the U.K. credit agreement.

Senior Subordinated Notes
      We have outstanding $300.0 million aggregate principal amount of 9.625% senior subordinated notes due 2012, referred to as the 9.625% Notes. The 9.625% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and obligations under our floor plan arrangements. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the 9.625% Notes at our option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of 9.625% Notes will be able to require us to repurchase all or some of the 9.625% Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. We are in compliance with all negative covenants and there are no events of default.

Senior Subordinated Convertible Notes
      On January 31, 2006, we issued $375.0 million of 3.50% senior subordinated convertible notes due 2026, referred to as the Convertible Notes in a private offering, referred to as the Offering, to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Interest is payable semiannually on April 1 and October 1 of each year, beginning on October 1, 2006. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us. The Convertible Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. We are in compliance with all negative covenants and there are no events of default.
      Holders may convert based on a conversion rate of 21.1026 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $47.39 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the Convertible Notes falls below, specific thresholds, (2) if the Convertible Notes are called for redemption, (3) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (4) if a fundamental change occurs, or (5) during the ten trading days prior to, but excluding, the maturity date. Upon conversion of the Convertible Notes, in lieu of shares of our common stock, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the Indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion. If a holder elects to convert its Convertible Notes in connection with certain events that constitute a change of control on or before April 6, 2011, we will pay, to the extent described in the related indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes.
      In addition, we will pay contingent interest in cash with respect to any six-month period from April 1 to September 30 and from October 1 to March 31, commencing with the six-month period beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the Convertible Note. On or after April 6, 2011, we may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 and April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to, the applicable purchase date. In addition, if we experience certain fundamental change events specified in the related indenture, holders of the Convertible Notes will have the option to require us to purchase for cash all or a portion of their Convertible Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to the fundamental change purchase date.
      We agreed to file a shelf registration statement to register resales of the Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes with the Securities and Exchange Commission within 120 days after the date of original issuance of the Convertible Notes. We will use commercially reasonable efforts to (i) cause such shelf registration statement to become effective within 210 days after the original issuance of the Convertible Notes and (ii) to keep the shelf registration statement effective until the earlier of (1) two years from the date the shelf registration statement is declared effective by the SEC, (2) the sale pursuant to the shelf registration statement of the Convertible Notes and all of the shares of common stock issuable upon conversion of the Convertible Notes, and (3) the date when the holders, other than the holders that are our “affiliates,” of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes are able to sell or transfer all such securities immediately without restriction pursuant to Rule 144 (or any similar provision then in force) under the Securities Act. If we fail to comply with our obligations to register the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes, the registration statement does not become effective within the specified time period, or the shelf registration statement ceases to be effective or fails to be usable for certain periods of time, in each case subject to certain exceptions provided in the registration rights agreement, we will be required to pay additional interest, subject to some limitations, to the holders of the Convertible Notes.

Share Repurchase
      In connection with the Offering we repurchased 500,000 shares of our outstanding common stock on January 26, 2006 for $18.96 million, or $37.91 per share.

Interest Rate Swaps
      We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. As of March 31, 2006, we expect approximately $0.6 million associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

Other Financing Arrangements
      We have in the past and expect in the future to enter into significant sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to a third-party and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Off-Balance Sheet Arrangements
      We are not party to any off-balance sheet arrangements.
Cash Flows
      We restated our 2005 consolidated condensed statement of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions to comply with guidance under SFAS No. 95, “Statement of Cash Flows.” More specifically, with respect to acquisitions, we restated our consolidated statements of cash flows to reflect the repayment of seller floor plan notes payable obligations by our floor plan lender as additional cost of dealership acquisitions with corresponding borrowings of floor plan notes payable-non-trade. Similarly, with respect to dispositions, we restated our consolidated statements of cash flows to reflect the repayment of our floor plan notes payable by the purchaser’s floor plan lender as additional transaction proceeds with corresponding repayments of floor plan notes payable trade or non-trade as appropriate. Previously, all such activity was treated as a non-cash acquisition or disposition of inventory and floor plan notes payable. A summary of the significant effects of the restatement is as follows:

Three Months Ended
March 31,

2005

Net cash from continuing operating activities as previously reported	$47,305
Discontinued operations	465
Recognition of floorplan balances as cash transactions	32,091

Reported net cash from continuing operating activities	$79,861

Net cash from continuing investing activities as previously reported	$(39,367)
Discontinued operations	(616)
Recognition of floorplan balances as cash transactions	(32,091)

Reported net cash from continuing investing activities	$(72,074)

Net cash from continuing financing activities as previously reported	$7,438
Discontinued operations	571
Recognition of floorplan balances as cash transactions	—

Reported net cash from continuing financing activities	$8,009

      Cash and cash equivalents increased by $6.7 million and $0.7 million during the three months ended March 31, 2006 and 2005, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities
      Cash provided by continuing operating activities was $113.3 million and $79.9 million during the three months ended March 31, 2006 and 2005, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.
      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders. We report all cash flows arising in connection with floor plan arrangements with the manufacturer of a particular new vehicle as an operating activity and all cash flows arising in connection with floor plan arrangements with a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as a financing activity.
      We believe that changes in aggregate floor plan liabilities are linked to changes in vehicle inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided below a reconciliation of cash flow from operating activities as reported in our condensed consolidated statement of cash flows as if all changes in vehicle floor plan were classified as an operating activity:

	Three Months Ended
	March 31,

	2006	2005

Net cash from operating activities as reported	$113,283	$79,861
Floor plan notes payable — non-trade as reported	20,511	(14,525)

Net cash from operating activities including all floor plan notes payable	$133,794	$65,336

Cash Flows from Continuing Investing Activities
      Cash used in continuing investing activities was $211.0 million and $72.1 million during the three months ended March 31, 2006 and 2005, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $42.9 million and $49.7 million during the three months ended March 31, 2006 and 2005, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $19.7 million and $40.7 million during the three months ended March 31, 2006 and 2005, respectively. Cash used in business acquisitions, net of cash acquired, was $188.0 million and $63.1 million during the three months ended March 31, 2006 and 2005, respectively, and included cash used to repay sellers floorplan liabilities in such business acquisitions of $78.3 million and $32.1 million during the three months ended March 31, 2006 and 2005, respectively.

Cash Flows from Continuing Financing Activities
      Cash provided by continuing financing activities was $98.4 million and $8.0 million during the three months ended March 31, 2006 and 2005, respectively. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net borrowings of long-term debt of $108.2 million and $27.0 million during the three months ended March 31, 2006 and 2005, respectively. We had net borrowings of floor plan notes payable non-trade of $20.5 million during the three months ended March 31, 2006 and net repayments of floor plan notes payable non-trade of $14.5 million during the three months ended March 31, 2005. During the three months ended March 31, 2006, we paid $11.5 million of deferred financing costs related to our issuance of the Convertible Notes. During the three months ended March 31, 2006 and 2005 we received proceeds of $5.7 million and $0.6 million, respectively from the issuance of common stock. In connection with the issuance of the Convertible Notes, we repurchased 500,000 shares of our outstanding common stock on January 26, 2006 for $19.0 million. During the three months ended March 31, 2006 and 2005, we paid $5.5 million and $5.1 million, respectively, of cash dividends to our stockholders.

Commitments
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

Other Related Party Interests
      Roger S. Penske is also a managing member of Penske Capital Partners and Transportation Resource Partners, each organizations that undertake investments in transportation-related industries. Richard J. Peters, one of our directors, is a director of Penske Corporation and a managing director of Transportation Resource Partners. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our Vice Chairman, is also the President and a director of Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.

Other Transactions
      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. The sale of each parcel of property is valued at a price that is independently confirmed by a third party appraiser. During the three months ended March 31, 2006, we sold AGR real property and improvements for $0.5 million, which were subsequently leased by AGR to us. There were no gains or losses associated with these sales.
      We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties, which we believe represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.
      We have entered into joint ventures with certain related parties as more fully discussed below.
Joint Venture Relationships
      From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we acquire dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2006, our joint venture relationships were as follows:

Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	92.90%(A	)(C)
Edison, New Jersey	Ferrari	70.00%(C	)
Tysons Corner, Virginia	Mercedes-Benz, Maybach,	90.00%(B	)(C)
Audi, Porsche, Aston Martin
Las Vegas, Nevada	Ferrari, Maserati	50.00%(D	)
Mentor, Ohio	Honda	75.00%(C	)
Munich, Germany	BMW, MINI	50.00%(D	)
Frankfurt, Germany	Lexus, Toyota	50.00%(D	)
Achen, Germany	Audi, Volkswagen, Lexus, Toyota	50.00%(D	)
Mexico	Toyota	48.70%(D	)
Mexico	Toyota	45.00%(D	)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 7.8% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts

(B)	Roger S. Penske, Jr. owns a 10% interest in this joint venture

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
Effects of Inflation
      We believe that inflation rates over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services, however, we cannot be sure there will be no such effect in the future.
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
      Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our filings with the Securities and Exchange Commission. Important factors that could cause actual results to differ materially from our expectations include the following:

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for making acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers may impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our U.K. dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to addition competition from other local dealerships in the U.K.;

•	our automotive dealerships are subject to environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the United States subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and as a result rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness. Furthermore,

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
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
      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at a variable rate based on a margin over defined LIBOR. Based on the amount outstanding as of March 31, 2006, a 100 basis point change in interest rates would result in an approximate $0.1 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the three months ended March 31, 2006, a 100 basis point change in interest rates would result in an approximate $10.2 million change to our annual interest expense.
      Interest rate fluctuations affect the fair market value of our swaps and fixed rate debt, including the 9.625% Notes and the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
      Foreign Currency Exchange Rates. As of March 31, 2006, we have dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to the Company’s intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $84.7 million change to our revenues for the three months ended March 31, 2006.
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
      Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.
      Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2006. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 31, 2006, we are not a party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Unregistered equity securities. On January 31, 2006, we issued $375 million of 3.50% senior subordinated convertible notes due 2026 in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion of these securities.
      Share Repurchase. On January 26, 2006, we repurchased 500,000 shares of our outstanding common stock for an aggregate amount of $19.0 million, or $37.91 per share.

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of
				Shares Purchased as
			Average	Part of Publicly		Maximum Number of Shares
	Total Number of		Price Paid	Announced Plans or		That May yet be Purchased
Period	Shares Purchased		per Share	Programs		Under the Plans or Programs

January 1, 2006 — March 31, 2006	500,000	(1)	$37.91	500,000	(2)	0

Total	500,000		$37.91	500,000		0

(1)	These securities were purchased from the initial purchasers of our 3.50% senior subordinated convertible notes due 2026.

(2)	We announced our intention to repurchase these shares on January 23, 2006 in connection with the offering of our 3.50% senior subordinated convertible notes, which was described in our Form 8-K filed February 2, 2006.

Item 6.	Exhibits

3.1	Amendment dated May 3, 2006 to the Company’s Certificate of Incorporation
3.2	Certificate of Incorporation dated May 3, 2006 (composite copy)
4.1	First Amendment dated April 18, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among, United Auto Group, Inc., DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference from exhibit 4.1 to our 8-K filed April 18, 2006)
4.2	Amended and Restated Supplemental Indenture regarding 9 5/8 % Senior Subordinated Notes due 2012 dated as of May 5, 2006, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, National Association, as Trustee
4.3	Supplemental Indenture regarding 3.50% Senior Subordinated Convertible Notes due 2026 dated as of May 5, 2006, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, National Association, as trustee
4.4	Second Amendment dated May 9, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among United Auto Group, Inc., DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation
4.5	Supplemental Agreement dated May 8, 2006 to the Credit Agreement dated February 28, 2003 between Sytner Group Limited and The Royal Bank of Scotland plc, as agent for National Westminster Bank plc (incorporated by reference to exhibit 4.1 to our Form 8-K filed May 8, 2006)
31	Rule 13a-14(a)/15(d)-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ Roger S. Penske

Roger S. Penske
Chief Executive Officer
Date: May 10, 2006

By:	/s/ James R. Davidson

James R. Davidson
Executive Vice President — Finance
(Principal Financial Officer)
Date: May 10, 2006

EXHIBIT INDEX

Exhibits
Number:	Description

3.1	Amendment dated May 3, 2006 to the Company’s Certificate of Incorporation
3.2	Certificate of Incorporation dated May 3, 2006 (composite copy)
4.1	First Amendment dated April 18, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among, United Auto Group, Inc., DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference from exhibit 4.1 to our 8-K filed April 18, 2006)
4.2	Amended and Restated Supplemental Indenture regarding 9 5/8 % Senior Subordinated Notes due 2012 dated as of May 5, 2006, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, National Association, as Trustee
4.3	Supplemental Indenture regarding 3.50% Senior Subordinated Convertible Notes due 2026 dated as of May 5, 2006, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and J.P. Morgan Trust Company, National Association, as trustee
4.4	Second Amendment dated May 9, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among United Auto Group, Inc., DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation
4.5	Supplemental Agreement dated May 8, 2006 to the Credit Agreement dated February 28, 2003 between Sytner Group Limited and The Royal Bank of Scotland PLC, as agent for National Westminster Bank plc (incorporated by reference to exhibit 4.1 to our Form 8-K filed May 8, 2006)
31	Rule 13a-14(a)/15(d)-14(a) Certifications
32	Section 1350 Certifications