Form 10-Q
period 2006-06-30
UNITED AUTO GROUP INC
filed 2006-08-09
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form  10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

(248) 648-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule  12b-2 of the Exchange Act (check one)

Large Accelerated Filer  ☑         Accelerated Filer  ☐           Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule  12b-2 of the Exchange Act).        Yes  ☐      No  ☑

As of August 2, 2006, there were 94,433,455 shares of voting common stock outstanding.

 UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$25,623	$9,424
Accounts receivable, net	405,392	411,970
Inventories, net	1,418,891	1,213,568
Other current assets	76,761	50,868
Assets held for sale	170,984	193,937
Total current assets	2,097,651	1,879,767
Property and equipment, net	505,592	423,224
Goodwill	1,128,129	1,013,265
Franchise value	230,512	194,289
Other assets	101,982	83,628
Total assets	$4,063,866	$3,594,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Floor plan notes payable	$991,692	$837,045
Floor plan notes payable - non-trade	319,189	330,240
Accounts payable	270,126	206,981
Accrued expenses	212,335	174,137
Current portion of long-term debt	3,741	3,551
Liabilities held for sale	107,702	112,796
Total current liabilities	1,904,785	1,664,750
Long-term debt	716,018	576,690
Other long-term liabilities	216,792	207,001
Total liabilities	2,837,595	2,448,441

Commitments and contingent liabilities
Stockholders' Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 240,000 shares authorized;
94,427 shares issued at June 30, 2006; 93,767 shares issued at December 31, 2005	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	-	-
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	-	-
Additional paid-in-capital	765,379	746,165
Retained earnings	452,881	404,010
Accumulated other comprehensive income	53,239	21,830
Treasury stock, at cost; 5,306 shares at June 30, 2006; 4,306
shares at December 31, 2005	(45,233)	(26,278)
Total stockholders' equity	1,226,271	1,145,732
Total liabilities and stockholders' equity	$4,063,866	$3,594,173

See Notes to Consolidated Condensed Financial Statements

  UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Unaudited)
		(In thousands, except per share amounts)
Revenue:
New vehicle	$1,640,472	$1,528,878	$3,126,314	$2,881,209
Used vehicle	657,747	556,134	1,237,747	1,075,082
Finance and insurance, net	67,451	58,716	126,952	112,563
Service and parts	319,827	272,641	627,048	536,674
Fleet and wholesale vehicle	246,250	205,254	465,871	394,895

Total revenues	2,931,747	2,621,623	5,583,932	5,000,423

Cost of sales:
New vehicle	1,497,328	1,395,825	2,853,123	2,629,237
Used vehicle	600,662	505,438	1,127,973	976,809
Service and parts	143,820	123,596	282,226	244,759
Fleet and wholesale vehicle	245,800	204,838	462,951	393,929

Total cost of sales	2,487,610	2,229,697	4,726,273	4,244,734

Gross profit	444,137	391,926	857,659	755,689
Selling, general and administrative expenses	345,385	305,546	679,895	598,191
Depreciation and amortization	11,204	9,685	21,782	19,206

Operating income	87,548	76,695	155,982	138,292
Floor plan interest expense	(17,232)	(13,142)	(32,123)	(25,427)
Other interest expense	(11,495)	(12,251)	(23,521)	(23,671)

Income from continuing operations before
income taxes and minority interests	58,821	51,302	100,338	89,194
Income taxes	(21,597)	(18,925)	(36,710)	(32,905)
Minority interests	(636)	(621)	(1,058)	(764)

Income from continuing operations	36,588	31,756	62,570	55,525

Income (loss) from discontinued operations, net of tax	255	1,440	(1,636)	563

Net income	$36,843	$33,196	$60,934	$56,088

Basic earnings per share:
Continuing operations	$0.39	$0.34	$0.67	$0.60
Discontinued operations	0.00	0.02	(0.02)	0.01
Net income	0.39	0.36	0.65	0.60

Shares used in determining basic earnings per share	93,900	92,824	93,461	92,772

Diluted earnings per share:
Continuing operations	$0.39	$0.34	$0.66	$0.59
Discontinued operations	0.00	0.02	(0.02)	0.01
Net income	0.39	0.35	0.64	0.60

Shares used in determining diluted earnings per share	94,636	94,082	94,499	94,050

Cash dividends per share	$0.07	$0.06	$0.13	$0.11

  See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
		(Restated)*
	(Unaudited) (In thousands)
Operating Activities:
Net income	$60,934	$56,088
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	21,782	19,206
Undistributed earnings of equity method investments	(3,114)	(1,823)
Loss (income) from discontinued operations, net of tax	1,636	(563)
Deferred income taxes	10,181	11,727
Minority interests	1,058	764
Changes in operating assets and liabilities:
Accounts receivable	21,367	(33,845)
Inventories	(110,461)	21,847
Floor plan notes payable	125,441	3,982
Accounts payable and accrued expenses	85,931	47,275
Other	(33,625)	(4,540)
Net cash from continuing operating activities	181,130	120,118

Investing Activities:
Purchase of property and equipment	(109,752)	(102,755)
Proceeds from sale-leaseback transactions	21,443	53,275
Dealership acquisitions, net, including repayment of sellers floorplan notes payable of $86,886
and $32,092 during the six months ended June 30, 2006 and 2005, respectively	(225,220)	(80,340)
Net cash from continuing investing activities	(313,529)	(129,820)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	200,000	120,000
Repayments under U.S. Credit Agreement	(440,000)	(75,800)
Issuance of convertible subordinated debt	375,000	-
Net borrowings (repayments) of other long-term debt	4,463	(14,779)
Net repayments of floor plan notes payable - non-trade	18,155	(33,837)
Deferred financing costs	(11,771)	-
Proceeds from exercises of options including excess tax benefit	17,492	2,181
Repurchase of common stock	(18,955)	-
Dividends	(12,063)	(10,157)
Net cash from continuing financing activities	132,321	(12,392)

Discontinued operations:
Net cash from discontinued operating activities	(617)	(601)
Net cash from discontinued investing activities	20,292	23,278
Net cash from discontinued financing activities	(3,398)	(10,032)
Net cash from discontinued operations	16,277	12,645

Net change in cash and cash equivalents	16,199	(9,449)
Cash and cash equivalents, beginning of period	9,424	23,547
Cash and cash equivalents, end of period	$25,623	$14,098

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$50,874	$47,976
Income taxes	14,244	12,889
Seller financed debt	-	5,300

  *  See Note 1

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Common Stock
	Issued Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Comprehensive Income (Loss)
				(Unaudited) (Dollars in thousands)
Balances, January 1, 2006	93,767,468	$5	$746,165	$404,010	$21,830	$(26,278)	$1,145,732
Restricted stock	227,242	-	1,722	-	-	-	1,722
Exercise of options, including excess tax benefit of $8,493	1,432,080	-	17,492	-	-	-	17,492
Repurchase of common stock	(1,000,000)	-	-	-	-	(18,955)	(18,955)
Dividends	-	-	-	(12,063)	-	-	(12,063)
Fair value of interest rate swap agreements	-	-	-	-	2,244	-	2,244	$2,244
Foreign currency translation	-	-	-	-	29,165	-	29,165	29,165
Net income	-	-	-	60,934	-	-	60,934	60,934
Balances, June 30, 2006	94,426,790	$5	$765,379	$452,881	$53,239	$(45,233)	$1,226,271	$92,343

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1.          Interim Financial Statements

      Basis of Presentation

      The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the annual financial statements of United Auto Group, Inc. (the “Company”) prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information presented as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements have been restated for entities which have been treated as discontinued operations through June 30, 2006. The results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, which are included as part of the Company’s Annual Report on Form 10-K.

On June 1, 2006, the Company effected a two-for-one split of its voting common stock in the form of a stock dividend. Shareholders of record as of May 11, 2006 received one additional share for each share owned. All share and per share information herein reflects the stock split.

      Statement of Cash Flows

      The Company has restated its 2005 consolidated statement of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions to comply with guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” More specifically, with respect to acquisitions, the Company restated the consolidated statement of cash flows to reflect the repayment of seller floor plan notes payable by its floor plan lenders as additional cost of dealership acquisitions with corresponding borrowings of floor plan notes payable-non trade. Similarly, with respect to dispositions, the Company restated the consolidated statement of cash flows to reflect the repayment of the Company’s floor plan notes payable by the purchaser’s floor plan lender as additional transaction proceeds with corresponding repayments of floor plan notes payable trade or non-trade, as appropriate. Previously, all such activity was treated as a non-cash acquisition or disposition of inventory and floor plan notes payable. As a result, the consolidated condensed statement of cash flows for the six months ended June 30, 2005 has been restated. A summary of the significant effects of the restatement follows:

Six Months Ended
June 30,
2005
Net cash from continuing operating activities as previously reported	$103,123
Discontinued operations	(13,449)
Recognition of floorplan balances as cash transactions	30,444
Net cash from continuing operating activities, as restated	$120,118

Net cash from continuing investing activities as previously reported	$(96,306)
Discontinued operations	(1,422)
Recognition of floorplan balances as cash transactions	(32,092)
Net cash from continuing investing activities, as restated	$(129,820)

Net cash from continuing financing activities as previously reported	$(26,889)
Discontinued operations	12,849
Recognition of floorplan balances as cash transactions	1,648
Net cash from continuing financing activities, as restated	$(12,392)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$140,097	$252,747	$268,873	$530,985
Pre-tax loss	(731)	(2,116)	(2,682)	(3,498)
Gain (loss) on disposal	1,187	4,398	(8)	4,390

	June 30,	December 31,
	2006	2005
Inventories	$85,260	$88,042
Other assets	85,724	105,895
Total assets	$170,984	$193,937
Floor plan notes payable	$85,428	$95,282
Other liabilities	22,274	17,514
Total liabilities	$107,702	$112,796

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

      Intangible Assets

      The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. The Company believes the franchise value of its dealerships has an indefinite useful life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated our franchise agreements.

      The following is a summary of the changes in the carrying amount of goodwill and franchise value for the six months ended June 30, 2006:

	Goodwill	Franchise Value

Balance - January 1, 2006	$1,013,265	$194,289
Additions during period	99,072	31,294
Foreign currency translation	15,792	4,929

Balance - June 30, 2006	$1,128,129	$230,512

As of June 30, 2006, approximately $703,358 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to temporary differences arising from such tax deductible goodwill.

      Stock-Based Compensation

      Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 4,200 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of June 30, 2006, 2,983 shares of common stock were available for grant under the Plan.

The Company elected to adopt SFAS No. 123(R), “Share-Based Payment,” as interpreted by the SEC Staff Accounting Bulletin No. 107, effective July 1, 2005. The Company utilized the modified prospective method approach pursuant to which the Company has recorded compensation expense for all awards granted after July 1, 2005 based on their fair value. The Company’s share-based payments have generally been in the form of “non-vested shares” which are measured at their fair value as if they were vested and issued on the grant date.

Prior to July 1, 2005, the Company accounted for stock-based compensation using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All options granted pursuant to the Plan had a strike price equal to fair market value on the date of grant. As a result, no compensation expense was recorded with respect to option grants. During that time, the Company followed the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123.”  Had the Company elected to recognize compensation expense for option grants using the fair value method prior to July 1, 2005, the effect on net income and basic and diluted earnings per share would not have been material.

      New Accounting Pronouncements

      SFAS No. 151, “Inventory Costs,” requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS No. 151 was effective for the Company on January 1, 2006. This pronouncement did not have a material effect on consolidated operating results, financial position or cash flows.

SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. SFAS No. 154 was effective for the Company on January 1, 2006.

Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS  13-1”), requires companies to expense real estate rental costs under operating leases during periods of construction and was effective for the Company on January 1, 2006. FSP FAS 13-1 does not require retroactive application. This pronouncement did not have a material effect on consolidated operating results, financial position or cash flows.

FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” requires companies to recognize and measure tax benefits using a “more likely than not” threshold and requires companies to make explicit disclosures about uncertainties in their income tax positions. FIN No. 48 will be effective for the Company on January 1, 2007. The Company is currently evaluating the impact of this pronouncement.

2.      Inventories

      Inventories consisted of the following:

	June 30, 2006	December 31, 2005
New vehicles	$1,063,511	$906,669
Used vehicles	283,531	240,186
Parts, accessories and other	71,849	66,713

Total inventories	$1,418,891	$1,213,568

The Company receives non-refundable credits from certain of its vehicle manufacturers which are treated as a reduction of cost of sales when the vehicles are sold. Such credits amounted to $9,310 and $9,059 during the three months ended June 30, 2006 and 2005, respectively, and $16,524 and $14,872 during the six months ended June 30, 2006 and 2005, respectively.

3.      Business Combinations

      During each of the periods presented, the Company completed a number of acquisitions. The Company’s financial statements include the results of operations of the acquired dealerships from the dates of acquisition. Purchase price allocations may be subject to final adjustment. A summary of the aggregate purchase price allocations during the six months ended June 30, 2006 follows:

Accounts receivable	$14,020
Inventory	94,862
Other current assets	4,604
Property and equipment	9,386
Goodwill	99,072
Franchise value	31,294
Other assets	4,637
Current liabilities	(22,126)
Long term liabilities	(10,529)
Cash used in dealership acquisitions, including repayment of sellers floorplan notes payable of $86,886 during the six months ended June 30, 2006	$225,220

The following unaudited consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2006 and 2005 give effect to acquisitions consummated during 2006 and 2005 as if they had occurred on January 1, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$2,941,305	$2,874,775	$5,642,839	$5,497,348
Income from continuing operations	37,115	34,134	62,975	59,846
Net income	37,370	35,574	61,399	60,409
Income from continuing operations per diluted common share	$0.39	$0.36	$0.67	$0.64
Earnings per diluted common share	$0.39	$0.38	$0.65	$0.64

4.      Floor Plan Notes Payable — Trade and Non-trade

      The Company finances the majority of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to make loan principal repayments prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. In the U.K., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate or defined LIBOR. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated condensed balance sheets and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.

 5.       Earnings Per Share

      Basic earnings per share is computed using net income and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. As of June 30, 2005, approximately two thousand shares attributable to outstanding common stock equivalents were excluded from the calculation of diluted earnings per share because the effect of such securities was anti-dilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 follows:

	Three Months Ended June		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding	93,900	92,824	93,461	92,772
Effect of stock options	334	872	552	850
Effect of restricted stock	402	386	486	428

Weighted average shares outstanding, including effect of dilutive securities	94,636	94,082	94,499	94,050

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 6, may be converted to voting common stock. Since none of the circumstances discussed in Note 6 existed as of June 30, 2006, the resulting voting common shares were excluded from the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.

6.      Long Term Debt

      Long-term debt consisted of the following:

	June 30,	December 31,
	2006	2005
U.S. Credit Agreement	$32,000	$272,000
U.K. Credit Agreement	7,397	-
9.625% Senior Subordinated Notes due 2012	300,000	300,000
3.5% Senior Subordinated Convertible Notes due 2026	375,000	-
Other	5,362	8,241
Total long-term debt	719,759	580,241
Less: current portion	(3,741)	(3,551)
Net long-term debt	$716,018	$576,690

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

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2006, the Company was in compliance with all covenants under the U.S. Credit Agreement, and the Company believes it will remain in compliance with such covenants for the foreseeable future. In making such determination, the Company has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.

  The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2006, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $32,000 and $12,600, respectively.

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

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2006, the Company was in compliance with all covenants under the U.K. Credit Agreement, and the Company believes that it will remain in compliance with such covenants for the foreseeable future. In making such determination, the Company has considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.

The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. The U.K. Credit Agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of the U.K. Subsidiaries. As of June 30, 2006, outstanding borrowings under the U.K. Credit Agreement amounted to £4,000 ($7,397).

      Senior Subordinated Notes

      The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”). The 9.625% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the 9.625% Notes at its option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of 9.625% Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. As of June 30, 2006, the Company was in compliance with all negative covenants and there were no events of default.

      Senior Subordinated Convertible Notes

      On January 31, 2006, the Company issued $375,000 of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”) in a private offering (the “Offering”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by the Company’s wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2006, the Company was in compliance with all negative covenants and there were no events of default.

Holders may convert based on a conversion rate of 42.2052 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of the common stock reaches, or the trading price of the Convertible Notes falls below, specific thresholds, (2) if the Convertible Notes are called for redemption, (3) if specified distributions to holders of common stock are made or specified corporate transactions occur, (4) if a fundamental change occurs, or (5) during the ten trading days prior to, but excluding, the maturity date. Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, in lieu of shares of common stock, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the related indenture (the “Indenture”), of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion. If a holder elects to convert its Convertible Notes in connection with certain events that constitute a change of control on or before April 6, 2011, the Company will pay, to the extent described in the Indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes.

In addition, the Company will pay contingent interest in cash, commencing with any six-month period beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of that six-month period equals 120% or more of the principal amount of the Convertible Note.

On or after April 6, 2011, the Company may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Note for cash on each of April 1, 2011, April 1, 2016 and April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. In addition, if the Company experiences certain fundamental change events specified in the Indenture, holders of the Convertible Notes will have the option to require the Company to purchase for cash all or a portion of their Convertible Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to the fundamental change purchase date.

7.      Stockholders’ Equity

      In connection with the Offering, the Company repurchased 1,000,000 shares of its outstanding common stock on January 26, 2006 for $18,955, or $18.955 per share.

 8.      Interest Rate Swaps

      The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. As of June 30, 2006, the Company expected approximately $1,338 associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

 9.      Commitments and Contingent Liabilities

      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits, and actions brought by governmental authorities. As of June 30, 2006, the Company was not party to any legal proceedings, including class action lawsuits to which it is a party, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

The Company leases the majority of its dealership facilities and corporate offices under long term non-cancelable operating lease agreements. Such leases typically include escalation clauses tied to an inflation index such as the Consumer Price Index and additional option periods that are available to the Company.

10.      Consolidating Condensed Financial Information

      The terms of the Company’s 9.625% Notes and Convertible Notes require guarantees by substantially all of the Company’s domestic subsidiaries on a senior subordinated basis. The following tables include consolidating condensed financial information as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005 for United Auto Group, Inc.’s wholly owned subsidiary guarantors, non-wholly owned subsidiaries (which are guarantors of the 9.625% Notes but not the Convertible Notes), and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

Consolidating Condensed Balance Sheet

June 30, 2006

					Non-Wholly Owned Guarantor Subsidiaries*
	Total Company	Eliminations	United Auto Group, Inc.	Guarantor Subsidiaries	HBL LLC	UAG Connecticut I, LLC	UAG Mentor Acquisition LLC	UAG Central NJ, LLC	Non- Guarantor Subsidiaries
(In Thousands)
Cash and cash equivalents	$25,623	$-	$2,719	$-	$-	$2,143	$705	$743	$19,313
Accounts receivable, net	405,392	(47,587)	47,587	260,111	11,172	6,016	2,827	1,615	123,651
Inventories, net	1,418,891	-	-	906,571	35,027	22,151	5,044	2,816	447,282
Other current assets	76,761	-	10,101	20,768	621	66	15	6	45,184
Assets held for sale	170,984	-	-	150,691	-	-	-	-	20,293
Total current assets	2,097,651	(47,587)	60,407	1,338,141	46,820	30,376	8,591	5,180	655,723
Property and equipment, net	505,592	-	4,350	281,377	5,635	3,575	1,792	3,541	205,322
Intangible assets	1,358,641	-	-	948,214	68,281	20,738	3,722	-	317,686
Other assets	101,982	(1,149,906)	1,164,298	41,296	80	1	2	-	46,211
Total assets	$4,063,866	$(1,197,493)	$1,229,055	$2,609,028	$120,816	$54,690	$14,107	$8,721	$1,224,942
Floor plan notes payable	$991,692	$-	$-	$657,414	$13,696	$8,697	$5,372	$-	$306,513
Floor plan notes payable - non-trade	319,189	-	-	189,829	15,387	10,853	-	2,158	100,962
Accounts payable	270,126	-	1,437	100,898	7,106	2,178	406	2,551	155,550
Accrued expenses	212,335	(47,587)	1,347	(2,235)	33,817	15,384	2,034	991	208,584
Current portion of long-term debt	3,741	-	-	3,741	-	-	-	-	-
Liabilities held for sale	107,702	-	-	85,962	-	-	-	-	21,740
Total current liabilities	1,904,785	(47,587)	2,784	1,035,609	70,006	37,112	7,812	5,700	793,349
Long-term debt	716,018	-	-	462,526	63,151	21,361	3,842	3,072	162,066
Other long-term liabilities	216,792	-	-	200,751	10,475	561	4,461	(82)	626
Total liabilities	2,837,595	(47,587)	2,784	1,698,886	143,632	59,034	16,115	8,690	956,041
Total stockholders' equity	1,226,271	(1,149,906)	1,226,271	910,142	(22,816)	(4,344)	(2,008)	31	268,901
Total liabilities and stockholders' equity	$4,063,866	$(1,197,493)	$1,229,055	$2,609,028	$120,816	$54,690	$14,107	$8,721	$1,224,942

*       Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Balance Sheet

December 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries*
	Total Company	Eliminations	United Auto Group, Inc.	Guarantor Subsidiaries	HBL LLC	UAG Connecticut I, LLC	UAG Mentor Acquisition LLC	UAG Central NJ, LLC	Non- Guarantor Subsidiaries
(In Thousands)
Cash and cash equivalents	$9,424	$-	$4,832	$-	$-	$1,127	$394	$2,540	$531
Accounts receivable, net	411,970	(42,810)	42,810	279,334	11,489	7,117	2,852	1,032	110,146
Inventories, net	1,213,568	-	-	743,242	33,029	19,941	6,272	2,184	408,900
Other current assets	50,868	-	5,118	21,785	467	42	6	-	23,450
Assets held for sale	193,937	-	-	183,690	-	-	-	-	10,247
Total current assets	1,879,767	(42,810)	52,760	1,228,051	44,985	28,227	9,524	5,756	553,274

Property and equipment, net	423,224	-	4,297	249,436	5,929	2,932	1,859	3,660	155,111
Intangible assets	1,207,554	-	-	855,920	68,281	20,738	3,722	-	258,893
Other assets	83,628	(1,065,886)	1,093,055	11,685	83	1	-	-	44,690
Total assets	$3,594,173	$(1,108,696)	$1,150,112	$2,345,092	$119,278	$51,898	$15,105	$9,416	$1,011,968

Floor plan notes payable	$837,045	$-	$-	$527,154	$14,045	$6,725	$6,156	$-	$282,965
Floor plan notes payable - non-trade	330,240	-	-	230,312	15,154	12,000	-	2,486	70,288
Accounts payable	206,981	-	3,874	87,457	6,941	1,393	676	2,532	104,108
Accrued expenses	174,137	(42,810)	506	1,502	29,933	13,952	2,040	715	168,299
Current portion of long-term debt	3,551	-	-	3,551	-	-	-	-	-
Liabilities held for sale	112,796	-	-	102,185	-	-	-	-	10,611
Total current liabilities	1,664,750	(42,810)	4,380	952,161	66,073	34,070	8,872	5,733	636,271
Long-term debt	576,690	-		334,950	63,151	21,361	3,842	3,096	150,290
Other long-term liabilities	207,001	-	-	191,047	10,638	548	4,059	176	533
Total liabilities	2,448,441	(42,810)	4,380	1,478,158	139,862	55,979	16,773	9,005	787,094
Total stockholders' equity	1,145,732	(1,065,886)	1,145,732	866,934	(20,584)	(4,081)	(1,668)	411	224,874
Total liabilities and stockholders' equity	$3,594,173	$(1,108,696)	$1,150,112	$2,345,092	$119,278	$51,898	$15,105	$9,416	$1,011,968

*      Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Income

Three Months Ended June 30, 2006

					Non-Wholly Owned Guarantor Subsidiaries*
	Total Company	Eliminations	United Auto Group, Inc.	Guarantor Subsidiaries	HBL LLC	UAG Connecticut I, LLC	UAG Mentor Acquisition LLC	UAG Central NJ, LLC	Non- Guarantor Subsidiaries
(In Thousands)
Total revenues	$2,931,747	$-	$-	$1,859,575	$73,958	$45,561	$15,895	$11,111	$925,647
Cost of sales	2,487,610	-	-	1,572,394	59,832	38,191	13,900	9,515	793,778
Gross profit	444,137	-	-	287,181	14,126	7,370	1,995	1,596	131,869
Selling, general, and administrative expenses	345,385	-	3,450	219,685	10,683	5,755	1,613	1,011	103,188
Depreciation and amortization	11,204	-	357	6,482	246	142	53	69	3,855
Operating income (loss)	87,548	-	(3,807)	61,014	3,197	1,473	329	516	24,826
Floor plan interest expense	(17,232)	-	-	(12,360)	(477)	(293)	(87)	(29)	(3,986)
Other interest expense	(11,495)	-	-	(6,815)	(1,192)	(403)	(298)	(122)	(2,665)
Equity in earnings of subsidiaries	-	(68,072)	68,072	-	-	-	-	-	-
Income (loss) from continuing operations before income taxes and minority interests	58,821	(68,072)	64,265	41,839	1,528	777	(56)	365	18,175
Income taxes	(21,597)	26,589	(25,102)	(16,266)	(597)	(303)	22	(143)	(5,797)
Minority interests	(636)	-	-	(381)	(93)	(95)	-	(67)	-
Income (loss) from continuing operations	36,588	(41,483)	39,163	25,192	838	379	(34)	155	12,378
Income (loss) from discontinued operations, net of tax	255	-	-	436	-	-	-	-	(181)
Net income (loss)	$36,843	$(41,483)	$39,163	$25,628	$838	$379	$(34)	$155	$12,197

*       Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Income

Three Months Ended June 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries*
	Total Company	Eliminations	United Auto Group, Inc.	Guarantor Subsidiaries	HBL LLC	UAG Connecticut I, LLC	UAG Mentor Acquisition LLC	UAG Central NJ, LLC	Non- Guarantor Subsidiaries
(In Thousands)
Total revenues	$2,621,623	$-	$-	$1,635,513	$72,462	$42,817	$14,641	$11,057	$845,133
Cost of sales	2,229,697	-	-	1,387,727	59,022	35,831	12,666	9,628	724,823
Gross profit	391,926	-	-	247,786	13,440	6,986	1,975	1,429	120,310
Selling, general, and administrative expenses	305,546	-	3,160	193,286	10,399	5,250	1,470	893	91,088
Depreciation and amortization	9,685	-	537	5,293	235	113	50	68	3,389
Operating income (loss)	76,695	-	(3,697)	49,207	2,806	1,623	455	468	25,833
Floor plan interest expense	(13,142)	-	-	(8,643)	(294)	(330)	(68)	(29)	(3,778)
Other interest expense	(12,251)	-	-	(8,110)	(887)	(300)	(279)	(109)	(2,566)
Equity in earnings of subsidiaries	-	(67,137)	67,137	-	-	-	-	-	-
Income (loss) from continuing operations before income taxes and minority interests	51,302	(67,137)	63,440	32,454	1,625	993	108	330	19,489
Income taxes	(18,925)	26,976	(25,490)	(12,987)	(653)	(399)	(43)	(133)	(6,196)
Minority interests	(621)	-	-	(346)	(97)	(119)	-	(59)	-

Income (loss) from continuing operations	31,756	(40,161)	37,950	19,121	875	475	65	138	13,293
Income (loss) from discontinued operations, net of tax	1,440	-	-	1,519	-	-	-	-	(79)
Net income (loss)	$33,196	$(40,161)	$37,950	$20,640	$875	$475	$65	$138	$13,214

*      Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Income

Six Months Ended June 30, 2006

					Non-Wholly Owned Guarantor Subsidiaries*
	Total Company	Eliminations	United Auto Group, Inc.	Guarantor Subsidiaries	HBL LLC	UAG Connecticut I, LLC	UAG Mentor Acquisition LLC	UAG Central NJ, LLC	Non- Guarantor Subsidiaries
(In Thousands)
Total revenues	$5,583,932	-	$-	$3,500,333	$134,646	$87,524	$27,052	$19,727	$1,814,650
Cost of sales	4,726,273	-	-	2,952,779	108,138	72,913	23,732	16,991	1,551,720
Gross profit	857,659	-	-	547,554	26,508	14,611	3,320	2,736	262,930
Selling, general, and administrative expenses	679,895	-	7,149	434,082	20,651	11,576	2,987	1,874	201,576
Depreciation and amortization	21,782	-	698	12,763	485	279	109	138	7,310
Operating income (loss)	155,982	-	(7,847)	100,709	5,372	2,756	224	724	54,044
Floor plan interest expense	(32,123)	-	-	(22,676)	(867)	(533)	(167)	(56)	(7,824)
Other interest expense	(23,521)	-	-	(14,450)	(2,324)	(786)	(592)	(241)	(5,128)
Equity in earnings of subsidiaries	-	(115,843)	115,843	-	-	-	-	-	-
Income (loss) from continuing operations before income taxes and minority interests	100,338	(115,843)	107,996	63,583	2,181	1,437	(535)	427	41,092
Income taxes	(36,710)	47,422	(44,173)	(25,722)	(882)	(591)	231	(170)	(12,825)
Minority interests	(1,058)	-	-	(681)	(130)	(169)	-	(78)	-
Income (loss) from continuing operations	62,570	(68,421)	63,823	37,180	1,169	677	(304)	179	28,267
Income (loss) from discontinued operations, net of tax	(1,636)	-	-	(1,578)	-	-	-	-	(58)
Net income (loss)	$60,934	$(68,421)	$63,823	$35,602	$1,169	$677	$(304)	$179	$28,209

*      Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Income

Six Months Ended June 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries*
	Total Company	Eliminations	United Auto Group, Inc.	Guarantor Subsidiaries	HBL LLC	UAG Connecticut I, LLC	UAG Mentor Acquisition LLC	UAG Central NJ, LLC	Non- Guarantor Subsidiaries
(In Thousands)
Total revenues	$5,000,423	$-	$-	$3,067,482	$124,478	$77,224	$26,872	$16,691	$1,687,676
Cost of sales	4,244,734	-	-	2,596,702	100,239	64,272	23,276	14,617	1,445,628
Gross profit	755,689	-	-	470,780	24,239	12,952	3,596	2,074	242,048
Selling, general, and administrative expenses	598,191	-	6,356	375,775	19,763	10,312	2,790	1,572	181,623
Depreciation and amortization	19,206	-	792	10,797	463	221	99	135	6,699
Operating income (loss)	138,292	-	(7,148)	84,208	4,013	2,419	707	367	53,726
Floor plan interest expense	(25,427)	-	-	(16,404)	(516)	(608)	(117)	(52)	(7,730)
Other interest expense	(23,671)	-	-	(15,227)	(1,798)	(597)	(557)	(222)	(5,270)
Equity in earnings of subsidiaries	-	(122,981)	(122,981)	-	-	-	-	-	-
Income (loss) from continuing operations before income taxes and minority interests	89,194	(122,981)	115,833	52,577	1,699	1,214	33	93	40,726
Income taxes	(32,905)	51,564	(48,559)	(21,715)	(686)	(496)	(10)	(29)	(12,974)
Minority interests	(764)	-	-	(499)	(101)	(144)	-	(19)	(1)
Income (loss) from continuing operations	55,525	(71,417)	67,274	30,363	912	574	23	45	27,751
Income (loss) from discontinued operations, net of tax	563	-	-	782	-	-	-	-	(219)
Net income (loss)	$56,088	$(71,417)	$67,274	$31,145	$912	$574	$23	$45	$27,532

*       Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2006

				Non-Wholly Owned Guarantor Subsidiaries*
	Total Company	United Auto Group, Inc.	Guarantor Subsidiaries	HBL LLC	UAG Connecticut I, LLC	UAG Mentor Acquisition LLC	UAG Central NJ, LLC	Non- Guarantor Subsidiaries
(In Thousands)
Net cash from continuing operating activities	$181,130	$(1,362)	$77,761	$3,367	$3,747	$389	$(867)	$98,095
Investing Activities:
Purchase of property and equipment	(109,752)	(751)	(56,687)	(191)	(2,353)	(42)	(19)	(49,709)
Proceeds from sale - leaseback transactions	21,443	-	16,846	-	1,431	-	-	3,166
Dealership acquisitions, net	(225,220)	-	(135,150)	-	-	-	-	(90,070)
Net cash from continuing investing activities	(313,529)	(751)	(174,991)	(191)	(922)	(42)	(19)	(136,613)
Financing Activities:
Net borrowings (repayments) of long-term debt	139,463	25,297	96,776	-	-	-	(24)	17,414
Floor plan notes payable - non-trade	18,155	-	(18,196)	233	(1,147)	-	(328)	37,593
Deferred financing costs	(11,771)	(11,771)	-	-	-	-	-	-
Proceeds from exercises of options including excess tax benefit	17,492	17,492	-	-	-	-	-	-
Repurchase of common stock	(18,955)	(18,955)	-	-	-	-	-	-
Distributions from (to) parent	-	-	4,666	(3,409)	(662)	(36)	(559)	-
Dividends	(12,063)	(12,063)	-	-	-	-	-	-
Net cash from continuing financing activities	132,321	-	83,246	(3,176)	(1,809)	(36)	(911)	55,007
Net cash from discontinued operations	16,277	-	13,984	-	-	-	-	2,293
Net change in cash and cash equivalents	16,199	(2,113)	-	-	1,016	311	(1,797)	18,782
Cash and cash equivalents, beginning of period	9,424	4,832	-	-	1,127	394	2,540	531
Cash and cash equivalents, end of period	$25,623	$2,719	$-	$-	$2,143	$705	$743	$19,313

*      Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Cash Flows

Six Months Ended June 30, 2005

				Non-Wholly Owned Guarantor Subsidiaries*
	Total Company	United Auto Group, Inc.	Guarantor Subsidiaries	HBL LLC	UAG Connecticut I, LLC	UAG Mentor Acquisition LLC	UAG Central NJ, LLC	Non- Guarantor Subsidiaries
(In Thousands)
Net cash from continuing operating activities	$120,118	$(5,839)	$94,870	$3,476	$3,955	$747	$(272)	$23,181
Investing Activities:
Purchase of property and equipment	(102,755)	(1,402)	(61,327)	(621)	(4,501)	(83)	(89)	(34,732)
Proceeds from sale - leaseback transactions	53,275	-	32,713	-	3,251	-	-	17,311
Dealership acquisitions, net	(80,340)	-	(67,775)	-	-	-	-	(12,565)
Net cash from continuing investing activities	(129,820)	(1,402)	(96,389)	(621)	(1,250)	(83)	(89)	(29,986)
Financing Activities:
Net borrowings (repayments) of long-term debt	29,421	7,976	22,469	-	-	-	98	(1,122)
Floor plan notes payable - non-trade	(33,837)	-	(28,903)	(956)	(2,905)	-	1,230	(2,303)
Proceeds from exercises of options including excess tax benefit	2,181	2,181	-	-	-	-	-	-
Distributions from (to) parent	-	-	(4,278)	(1,899)	(438)	(250)	-	6,865
Dividends	(10,157)	(10,157)	-	-	-	-	-	-
Net cash from continuing financing activities	(12,392	-	(10,712)	(2,855)	(3,343)	(250)	1,328	3,440
Net cash from discontinued operations	12,645	-	9,567	-	-	-	-	3,078
Net change in cash and cash equivalents	(9,449)	(7,241)	(2,664)	-	(638)	414	967	(287)
Cash and cash equivalents, beginning of period	23,547	13,638	5,698	-	1,424	125	-	2,662
Cash and cash equivalents, end of period	$14,098	$6,397	$3,034	$-	$786	$539	$967	$2,375

*      Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See “Forward Looking Statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to include the effects of the restatement of our 2005 consolidated statement of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions, and also to include the effects of restating our financial statements for entities which have been treated as discontinued operations through June 30, 2006.

Overview

We are the second largest automotive retailer in the United States as measured by total revenues. As of June 30, 2006, we owned and operated 173 franchises in the United States and 123 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

On June 1, 2006 we effected a two-for-one split of our voting common stock in the form of a stock dividend. Shareholders of record as of May 11, 2006 received one additional share for each share owned. All share and per share information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the stock split.

New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of other third-party insurance policies, fees for the placement of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, the sale of replacement parts and the sale of aftermarket accessories.

We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our dealerships in the U.S. endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement through January 4, 2009. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that are being earned ratably on an annual basis through January 2009. Two million of these warrants were earned in each of 2004 and 2005 and vested in the first quarter of 2005 and 2006, respectively. We exercised the warrants and sold the underlying stock we received upon vesting. The earning of these warrants may be accelerated based on us attaining specified subscription targets. We measure the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since we can reasonably estimate the number of warrants that will be earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is being recognized ratably during each annual period.

We also have received twelve million additional warrants to purchase Sirius common stock at $2.392 per share which may be earned upon our sale of certain units pertaining to specified brands through December 31, 2007. We earned 522,400 of these warrants during the year ended December 31, 2005 and 646,900 of these warrants during the first six months of 2006. We exercised the warrants we earned in 2005 and sold the underlying stock we received upon vesting. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of certain units pertaining to specified brands, the fair value of these warrants is being recognized when they are earned.

The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled upon the termination of our arrangement in January 2009. We may not be able to achieve any of the performance targets outlined in the warrants.

Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit generally varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as seasonality, weather, cyclicality and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.

Floor plan interest expense relates to obligations incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.

We have acquired a number of dealerships each year since our inception. Our financial statements include the results of operations of the acquired dealerships from the date of acquisition. We have also disposed of certain dealerships which have been treated as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.”

The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher-margin products, especially service and parts transactions, and our ability to realize returns on our significant capital investment in new and upgraded dealerships. See “Forward-Looking Statements.”

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

       Finance and Insurance Sales

      We arrange financing for customers through various financial institutions and receive a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the terms of the contracts. The revenue we record relating to commissions is net of an estimate of the amount of chargebacks we will be required to pay. This estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

       Intangible Assets

      Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets other than goodwill are required to be amortized over their estimated useful lives. We believe the franchise values of our dealerships have an indefinite useful life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	Our history shows that manufacturers have not terminated our franchise agreements.

       Impairment Testing

      Intangible assets are reviewed for impairment on at least an annual basis. Franchise value impairment is assessed through a comparison of the net book values of our franchises with their estimated fair values. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized. We also evaluate the remaining useful lives of our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support indefinite useful lives. Goodwill impairment is assessed at the reporting unit level. An indicator of impairment exists if the carrying amount of the goodwill attributable to a reporting unit is determined to exceed its estimated fair value and an impairment loss may be recognized. The fair value of goodwill attributable to a reporting unit is determined using a discounted cash flow approach, which includes assumptions regarding revenue and profitability growth, residual values and our cost of capital. If future events and circumstances cause significant changes in the underlying assumptions and result in a reduction of our estimates of fair value, we may incur an impairment charge.

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

       Self-Insurance

      We retain risk relating to certain of our general liability insurance, workers’ compensation insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum exposure limits for certain individual claims and/or insurance periods. The majority of losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using historical loss experience and industry-based development factors.

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

New Accounting Pronouncements

SFAS No. 151, “Inventory Costs,” requires abnormal amounts of inventory costs related to idle facility, freight, handling and wasted materials to be recognized as current period expenses. SFAS No. 151 was effective for us on January 1, 2006. This pronouncement did not have a material effect on consolidated operating results, financial position or cash flows.

SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3,” requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. SFAS No. 154 was effective for us on January 1, 2006.

Financial Accounting Standards Board (“FASB”) Staff Position FAS  13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS  13-1”), requires companies to expense real estate rental costs under operating leases during periods of construction and was effective for us on January 1, 2006. FSP FAS 13-1 does not require retroactive application. This pronouncement did not have a material effect on consolidated operating results, financial position or cash flows.

FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” requires companies to recognize and measure tax benefits using a “more likely than not” threshold and requires companies to make explicit disclosures about uncertainties in their income tax positions. FIN No. 48 will be effective for us on January 1, 2007. We are currently evaluating the impact of this pronouncement.

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same store” basis. Dealership results are included in same store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2004, the results of the acquired entity would be included in annual same store comparisons beginning with the year ended December 31, 2006 and in quarterly same store comparisons beginning with the quarter ended June 30, 2005.

     Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (dollars in millions, except per unit amounts)

Total Retail Data			2006 vs. 2005
	2006	2005	Change	% Change
Total retail unit sales	73,049	67,461	5,588	8.3%
Total same store retail unit sales	67,341	66,865	476	0.7%

Total retail sales revenue	$2,685.5	$2,416.4	$269.1	11.1%
Total same store retail sales revenue	$2,471.0	$2,401.1	$69.9	2.9%

Total retail gross profit	$443.7	$391.5	$52.2	13.3%
Total same store retail gross profit	$407.6	$389.2	$18.4	4.7%

Total retail gross margin	16.5%	16.2%	0.3%	1.9%
Total same store retail gross margin	16.5%	16.2%	0.3%	1.9%

      Units

      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 5,588 units, or 8.3%, from 2005 to 2006. The increase is due to a 5,112 unit increase from net dealership acquisitions during the period, coupled with a 476 unit, or 0.7%, increase in same store retail unit sales. The increase in same store retail unit sales in 2006 is due primarily to an increase in retail unit sales of our premium and volume foreign brands, offset by a decrease in retail unit sales of our domestic brands.

      Revenues

      Retail sales revenue increased $269.1 million, or 11.1%, from 2005 to 2006. The increase is due to a $199.2 million increase from net dealership acquisitions during the period, coupled with a $69.9 million, or 2.9%, increase in same store revenues. The same store revenue increase is due to (1) the 0.7% increase in retail unit sales which increased revenue by $11.4 million, (2) a $273, or 0.8%, increase in average new vehicle revenue per unit, which increased revenue by $12.5 million, (3) a $1,021, or 3.8%, increase in average used vehicle revenue per unit, which increased revenue by $21.0 million, (4) a $63, or 7.2%, increase in average finance and insurance revenue per unit, which increased revenue by $4.2 million, and (5) a $20.8 million, or 7.6%, increase in service and parts revenues.

      Gross Profit

      Retail gross profit increased $52.2 million, or 13.3%, from 2005 to 2006. The increase is due to a $33.8 million increase from net dealership acquisitions during the period, coupled with an $18.4 million, or 4.7%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) the 0.7% increase in retail unit sales which increased retail gross profit by $1.4 million, (2) a $15, or 0.5%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $0.7 million, (3) a $63, or 7.2%, increase in average finance and insurance revenue per unit which increased retail gross profit by $4.2 million, and (4) a $12.3 million, or 8.3%, increase in service and parts gross profit, offset by a $12, or 0.5%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $0.2 million.

New Vehicle Data			2006 vs. 2005
	2006	2005	Change	% Change
New retail unit sales	49,472	46,589	2,883	6.2%
Same store new retail unit sales	45,823	46,266	(443)	(1.0%)

New retail sales revenue	$1,640.5	$1,528.9	$111.6	7.3%
Same store new retail sales revenue	$1,518.8	$1,520.9	$(2.1)	(0.1%)

New retail sales revenue per unit	$33,160	$32,816	$344	1.0%
Same store new retail sales revenue per unit	$33,145	$32,872	$273	0.8%

Gross profit - new	$143.1	$133.0	$10.1	7.6%
Same store gross profit - new	$131.9	$132.4	$(0.5)	(0.4%)

Average gross profit per new vehicle retailed	$2,893	$2,856	$37	1.3%
Same store average gross profit per new vehicle retailed	$2,877	$2,862	$15	0.5%

Gross margin % - new	8.7%	8.7%	0.0%	0.0%
Same store gross margin % - new	8.7%	8.7%	0.0%	0.0%

      Units

      Retail unit sales of new vehicles increased 2,883 units, or 6.2%, from 2005 to 2006. The increase is due to a 3,326 unit increase from net dealership acquisitions during the period, offset by a 443 unit, or 1.0%, decrease in same store retail unit sales. The decrease in same store retail unit sales in 2006 is due primarily to a decrease in retail unit sales of our domestic brands, offset by an increase in retail unit sales of our volume foreign brands.

      Revenues

      New vehicle retail sales revenue increased $111.6 million, or 7.3%, from 2005 to 2006. The increase is due to a $113.7 million increase from net dealership acquisitions during the period offset by a $2.1 million, or 0.1%, decrease in same store revenues. The same store revenue decrease is due to the 1.0% decrease in retail unit sales, which decreased revenue by $14.6 million, offset by a $273, or 0.8%, increase in comparative average selling prices per unit, which increased revenue by $12.5 million.

      Gross Profit

      Retail gross profit from new vehicle sales increased $10.1 million, or 7.6%, from 2005 to 2006. The increase is due to a $10.6 million increase from net dealership acquisitions during the period, offset by a $0.5 million, or 0.4%, decrease in same store gross profit. The same store decrease is due to the 1.0% decrease in new retail unit sales, which decreased gross profit by $1.2 million, offset by a $15, or 0.5%, increase in average gross profit per new vehicle retailed, which increased gross profit by $0.7 million.

Used Vehicle Data			2006 vs. 2005
	2006	2005	Change	% Change
Used retail unit sales	23,577	20,872	2,705	13.0%
Same store used retail unit sales	21,518	20,599	919	4.5%

Used retail sales revenue	$657.7	$556.1	$101.6	18.3%
Same store used retail sales revenue	$597.0	$550.5	$46.5	8.5%

Used retail sales revenue per unit	$27,898	$26,645	$1,253	4.7%
Same store used retail sales revenue per unit	$27,746	$26,725	$1,021	3.8%

Gross profit - used	$57.1	$50.7	$6.4	12.6%
Same store gross profit - used	$52.2	$50.2	$2.0	4.0%

Average gross profit per used vehicle retailed	$2,421	$2,429	$(8)	(0.3%)
Same store average gross profit per used vehicle retailed	$2,426	$2,438	$(12)	(0.5%)

Gross margin % - used	8.7%	9.1%	(0.4%)	(4.4%)
Same store gross margin % - used	8.7%	9.1%	(0.4%)	(4.4%)

      Units

      Retail unit sales of used vehicles increased 2,705 units, or 13.0%, from 2005 to 2006. The increase is due to a 1,786 unit increase from net dealership acquisitions during the period, coupled with a 919 unit, or 4.5%, increase in same store retail unit sales. The increase in same store retail unit sales in 2006 is due primarily to an increase in retail unit sales of our premium and volume foreign brands, offset by a decrease in retail unit sales of our domestic brands.

       Revenues

      Used vehicle retail sales revenue increased $101.6 million, or 18.3%, from 2005 to 2006. The increase is due to a $55.1 million increase from net dealership acquisitions during the period, coupled with a $46.5 million, or 8.5%, increase in same store revenues. The same store revenue increase is due primarily to the 4.5% increase in retail unit sales, which increased revenue by $25.5 million, coupled with a $1,021, or 3.8%, increase in comparative average selling prices per vehicle, which increased revenue by $21.0 million.

       Gross Profit

      Retail gross profit from used vehicle sales increased $6.4 million, or 12.6%, from 2005 to 2006. The increase is due to a $4.4 million increase from net dealership acquisitions during the period, coupled with a $2.0 million, or 4.0%, increase in same store gross profit. The increase in same store gross profit is due primarily to the 4.5% increase in used retail unit sales, which increased gross profit by $2.2 million, offset by a $12, or 0.5%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $0.2 million.

Finance and Insurance Data			2006 vs. 2005
	2006	2005	Change	% Change
Finance and insurance revenue	$67.5	$58.7	$8.8	15.0%
Same store finance and insurance revenue	$62.9	$58.2	$4.7	8.1%
Finance and insurance revenue per unit	$923	$870	$53	6.1%
Same store finance and insurance revenue per unit	$933	$870	$63	7.2%

Finance and insurance revenue increased $8.8 million, or 15.0%, from 2005 to 2006. The increase is due to a $4.1 million increase from net dealership acquisitions during the period, coupled with a $4.7 million, or 8.1%, increase in same store revenues. The same store revenue increase is due to the 0.7% increase in retail unit sales, which increased revenue by $0.5 million, coupled with a $63, or 7.2%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $4.2 million.

Service and Parts Data			2006 vs. 2005
	2006	2005	Change	% Change
Service and parts revenue	$319.8	$272.6	$47.2	17.3%
Same store service and parts revenue	$292.3	$271.5	$20.8	7.6%
Gross profit	$176.0	$149.0	$27.0	18.1%
Same store gross profit	$160.7	$148.4	$12.3	8.3%
Gross margin	55.0%	54.7%	0.3%	0.5%
Same store gross margin	55.0%	54.7%	0.3%	0.5%

      Revenues

      Service and parts revenue increased $47.2 million, or 17.3%, from 2005 to 2006. The increase is due to a $26.4 million increase from net dealership acquisitions during the period, coupled with a $20.8 million, or 7.6%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

      Gross Profit

      Service and parts gross profit increased $27.0 million, or 18.1%, from 2005 to 2006. The increase is due to a $14.7 million increase from net dealership acquisitions during the period, coupled with a $12.3 million, or 8.3%, increase in same store gross profit. The same store gross profit increase is due to the $20.8 million, or 7.6%, increase in same store revenues, which increased gross profit by $11.4 million, and a 30 basis point increase in gross margin, which increased gross profit by $0.9 million.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased $39.9 million, or 13.0%, from $305.5 million to $345.4 million. The aggregate increase is primarily due to a $28.1 million increase from net dealership acquisitions during the period, coupled with an $11.8 million, or 3.9%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 4.7% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our facility improvement and expansion programs. SG&A expenses in 2005 included a $1.9 million charge for severance. SG&A expenses increased as a percentage of total revenue from 11.7% to 11.8% and decreased as a percentage of gross profit from 78.0% to 77.8%.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million, or 15.7%, from $9.7 million to $11.2 million. The increase is due to a $0.5 million increase from net dealership acquisitions during the period, coupled with a $1.0 million, or 10.7%, increase in same store depreciation and amortization. The same store increase is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

Floor plan interest expense increased $4.1 million, or 31.1%, from $13.1 million to $17.2 million. The increase is due to a $1.2 million increase from net dealership acquisitions during the period, coupled with a $2.9 million, or 22.2%, increase in same store floor plan interest expense. The same store increase is due primarily to a net increase in our weighted average borrowing rate during 2006 compared to 2005.

Other Interest Expense

Other interest expense decreased $0.8 million, or 6.2%, from $12.3 million to $11.5 million. The decrease is due primarily to a decrease in our weighted average borrowing rate during 2006 versus 2005 that resulted from the issuance of $375.0 million of 3.5% Convertible Senior Subordinated Notes on January 31, 2006 and which was used to repay higher-rate debt under our credit agreements, offset by an increase in our average total outstanding indebtedness in 2006 versus 2005.

Income Taxes

Income taxes increased $2.7 million, or 14.1%, from $18.9 million to $21.6 million. The increase from 2005 to 2006 is due primarily to our increase in pre-tax income versus the prior year, offset in part by a reduction in our overall effective income tax rate.

      Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 (dollars in millions, except per unit amounts)

Total Retail Data			2006 vs. 2005
	2006	2005	Change	% Change
Total retail unit sales	138,306	128,456	9,850	7.7%
Total same store retail unit sales	125,996	125,575	421	0.3%

Total retail sales revenue	$5,118.1	$4,605.5	$512.6	11.1%
Total same store retail sales revenue	$4,684.7	$4,532.8	$151.9	3.4%

Total retail gross profit	$854.7	$754.7	$100.0	13.3%
Total same store retail gross profit	$782.0	$742.9	$39.1	5.3%

Total retail gross margin	16.7%	16.4%	0.3%	1.8%
Total same store retail gross margin	16.7%	16.4%	0.3%	1.8%

      Units

      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 9,850 units, or 7.7%, from 2005 to 2006. The increase is due to a 9,429 unit increase from net dealership acquisitions during the period, coupled with a 421 unit, or 0.3%, increase in same store retail unit sales. The increase in same store retail unit sales in 2006 is due primarily to an increase in retail unit sales of our premium and foreign volume brands, offset by a decrease in retail unit sales of our domestic brands.

      Revenues

      Retail sales revenue increased $512.6 million, or 11.1%, from 2005 to 2006. The increase is due to a $360.7 million increase from net dealership acquisitions during the period, coupled with a $151.9 million, or 3.4%, increase in same store revenues. The same store revenue increase is due to (1) the 0.3% increase in retail unit sales, which increased revenue by $9.5 million, (2) a $504, or 1.5%, increase in average new vehicle revenue per unit, which increased revenue by $43.0 million, (3) a $1,276, or 4.8%, increase in average used vehicle revenue per unit, which increased revenue by $50.6 million, (4) a $57, or 6.5%, increase in average finance and insurance revenue per unit, which increased revenue by $7.2 million , and (5) a $41.6 million, or 7.9%, increase in service and parts revenues.

      Gross Profit

      Retail gross profit increased $100.0 million, or 13.3%, from 2005 to 2006. The increase is due to a $60.9 million increase from net dealership acquisitions during the period, coupled with a $39.1 million, or 5.3%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) the 0.3% increase in retail unit sales, which increased retail gross profit by $1.2 million, (2) a $31, or 1.1%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $2.6 million, (3) a $43, or 1.8%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $1.7 million, (4) a $57, or 6.5%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $7.2 million, and (5) a $26.4 million, or 9.2%, increase in service and parts gross profit.

New Vehicle Data			2006 vs. 2005
	2006	2005	Change	% Change
New retail unit sales	93,602	87,605	5,997	6.8%
Same store new retail unit sales	85,400	85,892	(492)	(0.6%)

New retail sales revenue	$3,126.3	$2,881.2	$245.1	8.5%
Same store new retail sales revenue	$2,866.9	$2,840.2	$26.7	0.9%

New retail sales revenue per unit	$33,400	$32,889	$511	1.6%
Same store new retail sales revenue per unit	$33,571	$33,067	$504	1.5%

Gross profit - new	$273.2	$252.0	$21.2	8.4%
Same store gross profit - new	$249.9	$248.6	$1.3	0.5%

Average gross profit per new vehicle retailed	$2,919	$2,876	$43	1.5%
Same store average gross profit per new vehicle retailed	$2,926	$2,895	$31	1.1%

Gross margin % - new	8.7%	8.7%	0.0%	0.0%
Same store gross margin % - new	8.7%	8.8%	(0.1%)	(1.1%)

      Units

      Retail unit sales of new vehicles increased 5,997 units, or 6.8%, from 2005 to 2006. The increase is due to a 6,489 unit increase from net dealership acquisitions during the period, offset by a 492 unit, or 0.6%, decrease in same store retail unit sales. The decrease in same store retail unit sales in 2006 is due primarily to a decrease in retail unit sales of our domestic brands, offset by an increase in retail unit sales of our premium and volume foreign brands.

      Revenues

      New vehicle retail sales revenue increased $245.1 million, or 8.5%, from 2005 to 2006. The increase is due to a $218.4 million increase from net dealership acquisitions during the period, coupled with a $26.7 million, or 0.9%, increase in same store revenues. The same store revenue increase is due to a $504, or 1.5%, increase in comparative average selling prices per unit, which increased revenue by $43.0 million, offset by the 0.6% decrease in retail unit sales, which decreased revenue by $16.3 million.

      Gross Profit

      Retail gross profit from new vehicle sales increased $21.2 million, or 8.4%, from 2005 to 2006. The increase is due to a $19.9 million increase from net dealership acquisitions during the period, coupled with a $1.3 million, or 0.5%, increase in same store gross profit. The same store increase is due to a $31, or 1.1%, increase in average gross profit per new vehicle retailed, which increased gross profit by $2.6 million, offset by the 0.6% decrease in new retail unit sales, which decreased gross profit by $1.3 million.

Used Vehicle Data			2006 vs. 2005
	2006	2005	Change	% Change
Used retail unit sales	44,704	40,851	3,853	9.4%
Same store used retail unit sales	40,596	39,683	913	2.3%

Used retail sales revenue	$1,237.7	$1,075.1	$162.6	15.1%
Same store used retail sales revenue	$1,128.4	$1,052.4	$76.0	7.2%

Used retail sales revenue per unit	$27,688	$26,317	$1,371	5.2%
Same store used retail sales revenue per unit	$27,795	$26,519	$1,276	4.8%

Gross profit - used	$109.8	$98.3	$11.5	11.7%
Same store gross profit - used	$100.0	$96.1	$3.9	4.1%

Average gross profit per used vehicle retailed	$2,456	$2,406	$50	2.1%
Same store average gross profit per used vehicle retailed	$2,464	$2,421	$43	1.8%

Gross margin % - used	8.9%	9.2%	(0.3%)	(3.3%)
Same store gross margin % - used	8.9%	9.1%	(0.2%)	(2.2%)

      Units

      Retail unit sales of used vehicles increased 3,853 units, or 9.4%, from 2005 to 2006. The increase is due primarily to a 2,940 unit increase from net dealership acquisitions during the period, coupled with a 913 unit, or 2.3%, increase in same store retail unit sales. The increase in same store retail unit sales in 2006 is due primarily to an increase in retail unit sales of our premium brands, offset by a decrease in retail unit sales of our volume foreign and domestic brands.

      Revenues

      Used vehicle retail sales revenue increased $162.6 million, or 15.1%, from 2005 to 2006. The increase is due to an $86.6 million increase from net dealership acquisitions during the period, coupled with a $76.0 million, or 7.2%, increase in same store revenues. The same store revenue increase is due primarily to a $1,276, or 4.8%, increase in comparative average selling prices per vehicle, which increased revenue by $50.6 million, coupled with the 2.3% increase in retail unit sales, which increased revenue by $25.4 million.

       Gross Profit

      Retail gross profit from used vehicle sales increased $11.5 million, or 11.7%, from 2005 to 2006. The increase is due to a $7.6 million increase from net dealership acquisitions during the period, coupled with a $3.9 million, or 4.1%, increase in same store gross profit. The increase in same store gross profit is due to the 2.3% increase in retail unit sales, which increased gross profit by $2.2 million, coupled with a $43, or 1.8%, increase in average gross profit per used vehicle retailed, which increased gross profit by $1.7 million.

Finance and Insurance Data			2006 vs. 2005
	2006	2005	Change	% Change
Finance and insurance revenue	$127.0	$112.6	$14.4	12.8%
Same store finance and insurance revenue	$117.9	$110.4	$7.5	6.8%
Finance and insurance revenue per unit	$918	$876	$42	4.8%
Same store finance and insurance revenue per unit	$936	$879	$57	6.5%

        Finance and insurance revenue increased $14.4 million, or 12.8%, from 2005 to 2006. The increase is due to a $6.9 million increase from net dealership acquisitions during the period, coupled with a $7.5 million, or 6.8%, increase in same store revenues. The same store revenue increase is due to the 0.3% increase in retail unit sales, which increased revenue by $0.3 million, coupled with a $57, or 6.5%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $7.2 million.

Service and Parts Data			2006 vs. 2005
	2006	2005	Change	% Change
Service and parts revenue	$627.0	$536.7	$90.3	16.8%
Same store service and parts revenue	$571.5	$529.9	$41.6	7.9%
Gross profit	$344.8	$291.9	$52.9	18.1%
Same store gross profit	$314.2	$287.8	$26.4	9.2%
Gross margin	55.0%	54.4%	0.6%	1.1%
Same store gross margin	55.0%	54.3%	0.7%	1.3%

      Revenues

      Service and parts revenue increased $90.3 million, or 16.8%, from 2005 to 2006. The increase is due to a $48.7 million increase from net dealership acquisitions during the period, coupled with a $41.6 million, or 7.9%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

      Gross Profit

      Service and parts gross profit increased $52.9 million, or 18.1%, from 2005 to 2006. The increase is due to a $26.5 million increase from net dealership acquisitions during the period coupled with a $26.4 million, or 9.2%, increase in same store gross profit. The same store gross profit increase is due to the $41.6 million, or 7.9%, increase in same store revenues, which increased gross profit by $22.8 million, and a 70 basis point increase in gross margin, which increased gross profit by $3.6 million.

Selling, General and Administrative

SG&A increased $81.7 million, or 13.7%, from $598.2 million to $679.9 million. The aggregate increase is primarily due to a $49.4 million increase from net dealership acquisitions during the period, coupled with a $32.3 million, or 5.5%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 5.3% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our facility improvement and expansion programs. SG&A expenses in 2005 included a $1.9 million charge for severance. SG&A expenses increased as a percentage of total revenue from 12.0% to 12.2% and increased as a percentage of gross profit from 79.2% to 79.3%.

Depreciation and Amortization

Depreciation and amortization increased $2.6 million, or 13.4%, from $19.2 million to $21.8 million. The increase is due to a $0.9 million increase from net dealership acquisitions during the period, coupled with a $1.7 million, or 9.1% increase in same store depreciation and amortization. The same store increase is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

Floor plan interest expense increased $6.7 million, or 26.3%, from $25.4 million to $32.1 million. The increase is due to a $1.9 million increase from net dealership acquisitions during the period, coupled with a $4.8 million, or 18.9%, increase in same store floor plan interest expense. The same store increase is due primarily to a net increase in our weighted average borrowing rate during 2006 compared to 2005.

Other Interest Expense

Other interest expense decreased $0.2 million, or 0.6%, from $23.7 million to $23.5 million. The decrease is due primarily to a decrease in our weighted average borrowing rate during 2006 versus 2005 that resulted from the issuance of $375.0 million of 3.5% Convertible Senior Subordinated Notes on January 31, 2006 and which was used to repay higher-rate debt under our credit agreements, offset in part by an increase in our total outstanding indebtedness in 2006 versus 2005.

Income Taxes

Income taxes increased $3.8 million, or 11.6%, from $32.9 million to $36.7 million. The increase from 2005 to 2006 is due primarily to our increase in pre-tax income versus the prior year, offset in part by a reduction in our overall effective income tax rate.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of June 30, 2006, we had working capital of $192.9 million, including $25.6 million of cash, available to fund our operations and capital commitments. In addition, we had $555.4 million and £51.0 million ($94.3 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.

We paid dividends of five and one half cents per share on March 1, 2005, June 1, 2005 and August 1, 2005, six cents per share on December 1, 2005 and March 1, 2006 and seven cents per share on June 1, 2006. We have declared a cash dividend on our common stock of seven cents per share payable on September 1, 2006 to shareholders of record on August 10, 2006. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

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

      Inventory Financing

      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate or defined LIBOR. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

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

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before income taxes, depreciation and amortization, (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2006 we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered our current margin of compliance with the covenants and expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S. See “Forward Looking Statements.”

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. As of June 30, 2006, outstanding borrowings and letters of credit under the U.S. credit agreement amounted to $32.0 million and $12.6 million, respectively.

      U.K. Credit Agreement

      Our subsidiaries in the U.K. (the “U.K. Subsidiaries”), are party to a credit agreement with the Royal Bank of Scotland, as amended, which provides for up to £55.0 million in revolving loans to be used for acquisitions, working capital, and general corporate purposes through March 31, 2008. Revolving loans under the U.K. credit agreement have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.85% and defined LIBOR plus 1.25%. The U.K. credit agreement also provides for an additional seasonally adjusted overdraft line of credit up to a maximum of £15.0 million.

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a measurement of net worth, a debt to capital ratio, an EBITDA to interest expense ratio, a measurement of maximum capital expenditures, a debt to EBITDA ratio, and a fixed charge coverage ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2006, we were in compliance with all covenants under the U.K. credit agreement, and we believe that we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations. Substantially all of our U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. The U.K. credit agreement also has cross-default provisions that trigger a default in the event of an uncured default under other material indebtedness of our U.K. Subsidiaries. As of June 30, 2006, outstanding borrowings under the U.K. credit agreement amounted to £4.0 million ($7.4 million).

      Senior Subordinated Notes

      We have outstanding $300.0 million aggregate principal amount of 9.625% senior subordinated notes due 2012, referred to as the 9.625% Notes. The 9.625% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and obligations under our floor plan arrangements. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the 9.625% Notes at our option beginning in 2007 at specified redemption prices. Upon a change of control, each holder of 9.625% Notes will be able to require us to repurchase all or some of the 9.625% Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. As of June 30, 2006, we were in compliance with all negative covenants and there were no events of default.

      Senior Subordinated Convertible Notes

      On January 31, 2006, we issued $375.0 million of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”) in a private offering (the “Offering”), to qualified institutional buyers under Rule 144A of the Securities Act of 1933.The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us. The Convertible Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2006 we were in compliance with all negative covenants and there were no events of default.

Holders may convert based on a conversion rate of 42.2052 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the Convertible Notes falls below, specific thresholds, (2) if the Convertible Notes are called for redemption, (3) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (4) if a fundamental change occurs, or (5) during the ten trading days prior to, but excluding, the maturity date. Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, in lieu of shares of our common stock, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the related indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion. If a holder elects to convert its Convertible Notes in connection with certain events that constitute a change of control on or before April 6, 2011, we will pay, to the extent described in the related indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes.

In addition, we will pay contingent interest in cash, commencing with any six-month period beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of that six-month period equals 120% or more of the principal amount of the Convertible Note.

On or after April 6, 2011, we may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 and April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. In addition, if we experience certain fundamental change events specified in the related indenture, holders of the Convertible Notes will have the option to require us to purchase for cash all or a portion of their Convertible Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, to the fundamental change purchase date.

      Share Repurchase

      In connection with the Offering, we repurchased 1,000,000 shares of our outstanding common stock on January 26, 2006 for $18.96 million, or $18.955 per share.

      Interest Rate Swaps

      We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR-based U.S. floor plan borrowings. As of June 30, 2006, we expected approximately $1.3 million associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

      Other Financing Arrangements

      We expect to enter into significant sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to a third-party and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

      Off-Balance Sheet Arrangements

      We are not party to any off-balance sheet arrangements.

Cash Flows

We have restated our 2005 consolidated statement of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions to comply with guidance under SFAS No. 95, “Statement of Cash Flows.” More specifically, with respect to acquisitions, we restated our consolidated statement of cash flows to reflect the repayment of seller floor plan notes payable obligations by our floor plan lender as additional cost of dealership acquisitions with corresponding borrowings of floor plan notes payable-non-trade. Similarly, with respect to dispositions, we restated our consolidated statement of cash flows to reflect the repayment of our floor plan notes payable by the purchaser’s floor plan lender as additional transaction proceeds with corresponding repayments of floor plan notes payable trade or non-trade, as appropriate. Previously, all such activity was treated as a non-cash acquisition or disposition of inventory and floor plan notes payable. As a result, the consolidated condensed statement of cash flows for the six months ended June 30, 2005 has been restated. A summary of the significant effects of the restatement follows:

Six Months Ended
June 30,
2005
Net cash from continuing operating activities as previously reported	$103,123
Discontinued operations	(13,449)
Recognition of floorplan balances as cash transactions	30,444
Net cash from continuing operating activities, as restated	$120,118

Net cash from continuing investing activities as previously reported	$(96,306)
Discontinued operations	(1,422)
Recognition of floorplan balances as cash transactions	(32,092)
Net cash from continuing investing activities, as restated	$(129,820)

Net cash from continuing financing activities as previously reported	$(26,889)
Discontinued operations	12,849
Recognition of floorplan balances as cash transactions	1,648
Net cash from continuing financing activities, as restated	$(12,392)

Cash and cash equivalents increased by $16.2 million and decreased by $9.5 million during the six months ended June 30, 2006 and 2005, respectively. The major components of these changes are discussed below.

     Cash Flows from Continuing Operating Activities

      Cash provided by continuing operating activities was $181.1 million and $120.1 million during the six months ended June 30, 2006 and 2005, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.

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

We believe that changes in aggregate floor plan liabilities are linked to changes in vehicle inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow. Consequently, we have provided below a reconciliation of cash flow from operating activities as reported in our condensed consolidated statement of cash flows to cash flows from operating activities on the basis that all changes in vehicle floor plan were classified as an operating activity:

	Six Months Ended June 30,
	2006	2005

Net cash from operating activities as reported	$181,130	$120,118
Floor plan notes payable - non-trade as reported	18,155	(33,837)
Net cash from operating activities including all floor plan notes payable	$199,285	$86,281

     Cash Flows from Continuing Investing Activities

      Cash used in continuing investing activities was $313.5 million and $129.8 million during the six months ended June 30, 2006 and 2005, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $109.8 million and $102.8 million during the six months ended June 30, 2006 and 2005, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $21.4 million and $53.3 million during the six months ended June 30, 2006 and 2005, respectively. Cash used in business acquisitions, net of cash acquired, was $225.2 million and $80.3 million during the six months ended June 30, 2006 and 2005, respectively, and included cash used to repay sellers’ floorplan liabilities in such business acquisitions of $86.9 million and $32.1 million during the six months ended June 30, 2006 and 2005, respectively.

      Cash Flows from Continuing Financing Activities

      Cash provided by continuing financing activities was $132.3 million during the six months ended June 30, 2006. Cash used in continuing financing activities was $12.4 million during the six months ended June 30, 2005. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net borrowings of long-term debt of $139.5 million and $29.4 million during the six months ended June 30, 2006 and 2005, respectively. We had net borrowings of floor plan notes payable non-trade of $18.2 million during the six months ended June 30, 2006 and net repayments of floor plan notes payable non-trade of $33.8 million during the six months ended June 30, 2005. During the six months ended June 30, 2006, we paid $11.8 million of deferred financing costs related to our issuance of the Convertible Notes. During the six months ended June 30, 2006 and 2005, we received proceeds of $17.5 million and $2.2 million, respectively, from the issuance of common stock including excess tax benefits. In connection with the issuance of the Convertible Notes, we repurchased 1,000,000 shares of our outstanding common stock on January 26, 2006 for $19.0 million. During the six months ended June 30, 2006 and 2005, we paid $12.1 million and $10.2 million, respectively, of cash dividends to our stockholders.

      Commitments

      We have entered into an agreement with a third-party to jointly acquire and manage dealerships in Indiana, Illinois, Ohio, North Carolina and South Carolina. With respect to any joint venture relationship established pursuant to this agreement, we are required to repurchase our partner’s interest at the end of the five-year period following the date of formation of the joint venture relationship. Pursuant to this arrangement, we entered into a joint venture agreement with respect to our Honda of Mentor dealership in Ohio. We are required to repurchase our partner’s interest in this joint venture in July 2008. We expect this payment to be approximately $2.7 million.

Related Party Transactions

      Stockholders Agreement

      Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 41% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 15% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

      Other Related Party Interests

      Roger S. Penske is also a managing member of Penske Capital Partners and Transportation Resource Partners, organizations that undertake investments in transportation-related industries. Richard J. Peters, one of our directors, is a director of Penske Corporation and a managing director of Transportation Resource Partners. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our Vice Chairman, is also the President and a director of Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.

      Other Transactions

      We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR which, in some instances, occur via the purchase of the equity interest of a corporate entity. Each of these transactions is valued at a price that is independently confirmed by a third party appraiser. During the three months ended June 30, 2006, we purchased $20.0 million of real property and improvements from AGR.

We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions and those relating to AGR mentioned above, are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties, which we believe represent terms at least as favorable as those that could be obtained from an unaffiliated third party negotiated on an arm’s length basis.

We and Penske Corporation have entered into a joint insurance agreement which provides that with respect to our joint insurance policies (which includes our property policy), available coverage with respect to a loss shall be paid to each party as stipulated in the policies. In the event of losses by us and Penske Corporation in excess of the limit of any policy during a policy period, the total policy proceeds shall be allocated (and re-allocated) based on the ratio of premiums paid.

      We have entered into joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

From time to time, we enter into joint venture relationships in the ordinary course of business, through which we acquire dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2006, our joint venture relationships were as follows:

Location	Dealerships	Ownership| Interest

Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche	91.70%	(A)(B)
Edison, New Jersey	Ferrari	70.00%	(B)
Tysons Corner, Virginia	Mercedes-Benz, Maybach,	90.00%	(B)(C)
	Aston Martin, Audi, Porsche
Las Vegas, Nevada	Ferrari, Maserati	50.00%	(D)
Mentor, Ohio	Honda	75.00%	(B)
Munich, Germany	BMW, MINI	50.00%	(D)
Frankfurt, Germany	Lexus, Toyota	50.00%	(D)
Achen, Germany	Audi, Volkswagen, Lexus, Toyota	50.00%	(D)
Mexico	Toyota	48.70%	(D)
Mexico	Toyota	45.00%	(D)

____________________

(A)

An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 8.3% interest in this joint venture, which entitles the Investor to 20% of the operating profits of the dealerships owned by the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in our financial statements.

(C)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(D)	Entity is accounted for using the equity method of accounting.

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

Forward-Looking Statements

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

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulations which may adversely affect our profitability;

•

if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our U.K. dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to additional competition from other local dealerships in the U.K.;

•	our automotive dealerships are subject to environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	due to the nature of the automotive retailing business, we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the United States subject our profitability to fluctuations relating to changes in foreign currency valuations;

•	we are a holding company and, as a result, rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness;

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our U.S. and U.K. credit agreements bear interest at variable rates based on a margin over defined LIBOR. Based on the amount outstanding as of June 30, 2006, a 100 basis point change in interest rates would result in an approximate $0.4 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined LIBOR or prime rates. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the six months ended June 30, 2006, a 100 basis point change in interest rates would result in an approximate $10.6 million change to our annual interest expense.

Interest rate fluctuations affect the fair market value of our swaps and fixed rate debt, including the 9.625% Notes, the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of June 30, 2006, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., our foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $169.3 million change to our revenues for the three months ended June 30, 2006.

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

      Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.

Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2006. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 3, 2006. Proxies for the Annual Meeting were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to the nominees or proposals listed in the proxy statement. Each of the twelve nominees listed in the proxy statement was elected. The results of the voting at the Annual Meeting is as follows, adjusted to give effect to our recent stock split.

1.	Election of Directors

Nominee	For	Withheld
John Barr	88,842,832	2,005,878
Michael R. Eisenson	88,933,876	1,914,834
Hiroshi Ishikawa	76,839,468	14,009,242
Robert H. Kurnick, Jr.	77,267,482	13,581,228
William Lovejoy	90,313,926	531,184
Kimberly J. McWaters	90,302,404	546,306
Eustace W. Mita	75,892,372	14,956,338
Lucio A. Noto	77,079,236	13,769,474
Roger S. Penske	77,125,080	13,723,630
Richard J. Peters	77,083,502	13,765,208
Ronald G. Steinhart	89,142,396	1,706,314
H. Brian Thompson	81,447,112	9,401,598

2.	Amendment to our certificate of incorporation to increase the number of authorized shares of voting common stock to 240,000,000 :

For	Against	Abstain	Non-Vote
72,635,034	18,187,898	25,778	-0-

Item 5.	Other Items

On August 7, 2006, we and Penske Corporation entered into a joint insurance agreement, filed as exhibit 10.1 to this quarterly report on Form 10-Q, and incorporated into this Item 5. This agreement provides that with respect to our joint insurance policies (which includes our property policy), available benefits with respect to a loss shall be paid to each party as stipulated in the policies, however, in the event of losses by us and Penske Corporation in excess of the limit of any policy during a policy period, the total policy proceeds shall be allocated (and re-allocated) based on the ratio of premiums paid.

Item 6.	Exhibits

4.1

Third Amendment dated August 8, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among, United Auto Group, Inc., DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation

	10.1	Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation.
	12	Computation of Ratio of Earnings to Fixed Charges
	31	Rule 13a-14(a)/15(d)-14(a) Certifications
	32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

By:	/s/ Roger S. Penske

Roger S. Penske
Chief Executive Officer

Date: August 9, 2006

By:	/s/ James R. Davidson

James R. Davidson
Executive Vice President — Finance
(Principal Financial Officer)

Date: August 9, 2006

EXHIBIT INDEX

Exhibits
Number:	Description

4.1	Third Amendment dated August 8, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among, United Auto Group, Inc., DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation
10.1	Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation.
12	Computation of Ratio of Earnings to Fixed Charges
31	Rule 13a-14(a)/15(d)-14(a) Certifications
32	Section 1350 Certifications