Form 10-Q
period 2006-09-30
UNITED AUTO GROUP INC
filed 2006-11-08
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C. 20549

Form   10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 2, 2006, there were 94,467,524 shares of voting common stock outstanding.

 UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005

	(Unaudited) (In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$19,065	$8,957
Accounts receivable, net	464,287	413,431
Inventories, net	1,455,910	1,219,735
Other current assets	91,197	50,865
Assets held for sale	137,442	189,373
Total current assets	2,167,901	1,882,361
Property and equipment, net	562,011	423,513
Goodwill	1,265,486	1,015,378
Franchise value	227,120	189,297
Other assets	116,410	83,624
Total assets	$4,338,928	$3,594,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Floor plan notes payable	$896,113	$841,911
Floor plan notes payable - non-trade	360,548	331,009
Accounts payable	400,414	207,426
Accrued expenses	253,593	174,157
Current portion of long-term debt	3,743	3,551
Liabilities held for sale	68,624	106,710
Total current liabilities	1,983,035	1,664,764
Long-term debt	862,535	576,690
Other long-term liabilities	234,646	206,987
Total liabilities	3,080,216	2,448,441

Commitments and contingent liabilities
Stockholders' Equity
Preferred Stock, $0.0001 par value; 100 shares authorized;
none issued and outstanding	-	-
Common Stock, $0.0001 par value, 240,000 shares authorized;
94,457 shares issued at September 30, 2006; 93,767 shares issued at December 31, 2005	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	-	-
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	-	-
Additional paid-in-capital	766,740	746,165
Retained earnings	480,186	404,010
Accumulated other comprehensive income	57,014	21,830
Treasury stock, at cost; 5,306 shares at September 30, 2006; 4,306 shares at December 31, 2005	(45,233)	(26,278)
Total stockholders' equity	1,258,712	1,145,732
Total liabilities and stockholders' equity	$4,338,928	$3,594,173

See Notes to Consolidated Condensed Financial Statements

   UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,732,275	$1,577,928	$4,851,791	$4,445,052
Used vehicle	704,254	550,665	1,935,739	1,626,516
Finance and insurance, net	68,799	62,939	195,636	175,464
Service and parts	329,322	277,040	951,884	809,278
Fleet and wholesale vehicle	245,954	206,717	726,439	606,525
Total revenues	3,080,604	2,675,289	8,661,489	7,662,835

Cost of sales:
New vehicle	1,584,517	1,443,278	4,431,374	4,059,563
Used vehicle	645,135	500,925	1,766,982	1,478,151
Service and parts	147,231	127,017	427,464	369,563
Fleet and wholesale vehicle	245,301	207,176	721,906	605,617
Total cost of sales	2,622,184	2,278,396	7,347,726	6,512,894
Gross profit	458,420	396,893	1,313,763	1,149,941
Selling, general and administrative expenses	361,297	309,265	1,039,317	905,171
Depreciation and amortization	11,722	9,772	33,373	28,791

Operating income	85,401	77,856	241,073	215,979
Floor plan interest expense	(16,716)	(11,865)	(49,097)	(37,483)
Other interest expense	(11,111)	(12,222)	(34,559)	(35,735)

Income from continuing operations before income taxes and minority interests	57,574	53,769	157,417	142,761
Income taxes	(20,727)	(19,552)	(57,254)	(52,390)
Minority interests	(478)	(486)	(1,536)	(1,250)
Income from continuing operations	36,369	33,731	98,627	89,121

Loss from discontinued operations, net of tax	(2,496)	(967)	(3,825)	(269)
Net income	$33,873	$32,764	$94,802	$88,852

Basic earnings per share:
Continuing operations	$0.39	$0.36	$1.06	$0.96
Discontinued operations	(0.03)	(0.01)	(0.04)	(0.00)
Net income	0.36	0.35	1.02	0.96

Shares used in determining basic earnings per share	93,754	93,080	93,257	92,780

Diluted earnings per share:
Continuing operations	$0.39	$0.36	$1.05	$0.95
Discontinued operations	(0.03)	(0.01)	(0.04)	(0.00)
Net income	0.36	0.35	1.01	0.95

Shares used in determining diluted earnings per share	94,288	94,248	94,085	94,010

Cash dividends per share	$0.07	$0.06	$0.20	$0.17

  See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2006	2005 (Restated)*

	(Unaudited)
Operating Activities:	(In thousands)
Net income	$94,802	$88,852
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	33,373	28,791
Undistributed earnings of equity method investments	(5,503)	(2,645)
Loss from discontinued operations, net of tax	3,825	269
Deferred income taxes	16,776	16,993
Minority interests	1,536	1,250
Changes in operating assets and liabilities:
Accounts receivable	(25,550)	(12,467)
Inventories	(69,251)	132,158
Floor plan notes payable	54,202	(117,857)
Accounts payable and accrued expenses	163,892	27,906
Other	(28,760)	(509)
Net cash from continuing operating activities	239,342	162,741

Investing Activities:
Purchase of property and equipment	(150,695)	(165,446)
Proceeds from sale-leaseback transactions	62,778	71,188
Dealership acquisitions, net, including repayment of sellers floorplan notes payable of $114,255 and $35,853, respectively	(369,260)	(97,091)
Net cash from continuing investing activities	(457,177)	(191,349)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	327,000	171,000
Repayments under U.S. Credit Agreement	(553,000)	(110,800)
Issuance of convertible subordinated debt	375,000	-
Net borrowings (repayments) of other long-term debt	74,185	(14,609)
Net borrowings (repayments) of floor plan notes payable - non-trade	29,539	(47,914)
Payment of deferred financing costs	(12,630)	-
Proceeds from exercises of options including excess tax benefit	17,992	3,978
Repurchase of common stock	(18,955)	-
Dividends	(18,626)	(15,269)
Net cash from continuing financing activities	220,505	(13,614)
Discontinued operations:
Net cash from discontinued operating activities	(15,428)	4,501
Net cash from discontinued investing activities	28,115	31,771
Net cash from discontinued financing activities	(5,249)	(12,527)
Net cash from discontinued operations	7,438	23,745

Net change in cash and cash equivalents	10,108	(18,477)
Cash and cash equivalents, beginning of period	8,957	23,547
Cash and cash equivalents, end of period	$19,065	$5,070

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$82,073	$78,832
Income taxes	26,823	26,887
Seller financed debt / debt assumed in acquisitions	64,168	5,300

*  See Note 1

See Notes to Consolidated Condensed Financial Statements

 UNITED AUTO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock				Accumulated
			Additional		Other		Total
	Issued		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)

Balances, January 1, 2006	93,767,468	$5	$746,165	$404,010	$21,830	$(26,278)	$1,145,732
Restricted stock	222,130	-	2,583	-	-	-	2,583
Exercise of options, including tax benefit of $8,654	1,467,748	-	17,992	-	-	-	17,992
Repurchase of common stock	(1,000,000)	-	-	-	-	(18,955)	(18,955)
Dividends	-	-	-	(18,626)	-	-	(18,626)
Fair value of interest rate swap agreements	-	-	-	-	1,690	-	1,690
Foreign currency translation	-	-	-	-	33,494	-	33,494
Net income	-	-	-	94,802	-	-	94,802
Balances, September 30, 2006	94,457,346	$5	$766,740	$480,186	$57,014	$(45,233)	$1,258,712

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1.          Interim Financial Statements

      Basis of Presentation

      The unaudited consolidated condensed financial statements of United Auto Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information presented as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through September 30, 2006. The results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, which are included as part of the Company’s Annual Report on Form 10-K.

On June 1, 2006, the Company effected a two-for-one split of its voting common stock in the form of a stock dividend. Shareholders of record as of May 11, 2006 received one additional share for each share owned. All share and per share information herein reflects the stock split.

      Statement of Cash Flows

      The Company has restated its 2005 consolidated statement of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions to comply with guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” More specifically, with respect to acquisitions, the Company restated the consolidated statement of cash flows to reflect the repayment of seller floor plan notes payable by its floor plan lenders as additional cost of dealership acquisitions with the corresponding borrowings of floor plan notes payable reflected as floor plan notes payable-non trade. Similarly, with respect to dispositions, the Company restated the consolidated statement of cash flows to reflect the repayment of the Company’s floor plan notes payable by the purchaser’s floor plan lender as additional transaction proceeds with corresponding repayments of floor plan notes payable reflected as floor plan notes payable trade or non-trade, as appropriate. Previously, all such activity was treated as a non-cash acquisition or disposition of inventory and floor plan notes payable. As a result, the consolidated condensed statement of cash flows for the nine months ended September 30, 2005 has been restated. A summary of the significant effects of the restatement follows:

Nine Months Ended
September 30,
2005
Net cash from continuing operating activities as previously reported	$137,316
Discontinued operations	(8,780)
Recognition of floorplan balances as cash transactions	34,205
Net cash from continuing operating activities, as restated	$162,741

Net cash from continuing investing activities as previously reported	$(155,010)
Discontinued operations	(486)
Recognition of floorplan balances as cash transactions	(35,853)
Net cash from continuing investing activities, as restated	$(191,349)

Net cash from continuing financing activities as previously reported	$(17,818)
Discontinued operations	2,556
Recognition of floorplan balances as cash transactions	1,648
Net cash from continuing financing activities, as restated	$(13,614)

      Discontinued Operations

      The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a dealership will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the dealership being disposed. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. Combined financial information regarding dealerships accounted for as discontinued operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$128,056	$202,980	$399,976	$746,842
Pre-tax loss	(1,579)	(1,298)	(3,962)	(4,594)
Gain (loss) on disposal	(1,898)	(222)	(1,709)	4,169

	September 30,	December 31,
	2006	2005
Inventories	$61,272	$92,750
Other assets	76,170	96,623
Total assets	$137,442	$189,373
Floor plan notes payable	$53,714	$89,647
Other liabilities	14,910	17,063
Total liabilities	$68,624	$106,710

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

      Intangible Assets

      The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. The Company believes the franchise value of its dealerships has an indefinite useful life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated our franchise agreements.

       The following is a summary of the changes in the carrying amount of goodwill and franchise value for the nine months ended September 30, 2006:

	Goodwill	Franchise Value

Balance - January 1, 2006	$1,015,378	$189,297
Additions during period	231,752	32,518
Foreign currency translation	18,356	5,305

Balance - September 30, 2006	$1,265,486	$227,120

  As of September 30, 2006, approximately $703,520 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to temporary differences arising from such tax deductible goodwill.

      Stock-Based Compensation

      Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 4,200 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of September 30, 2006, 2,988 shares of common stock were available for grant under the Plan.

  The Company elected to adopt SFAS No. 123(R), “Share-Based Payment,” as amended and interpreted, effective July 1, 2005. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation expense for all awards granted after July 1, 2005 based on their fair value. The Company’s share-based payments have generally been in the form of “non-vested shares” which are measured at their fair value as if they were vested and issued on the grant date.

  Prior to July 1, 2005, the Company accounted for stock-based compensation using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All options granted pursuant to the Plan had a strike price equal to fair market value on the date of grant. As a result, no compensation expense was recorded with respect to option grants. During that time, the Company followed the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as interpreted and amended.  Had the Company elected to recognize compensation expense for option grants using the fair value method prior to July 1, 2005, the effect on net income and basic and diluted earnings per share would not have been material.

      New Accounting Pronouncements

      SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. SFAS No. 154 was effective for the Company on January 1, 2006. See “Statement of Cash Flows” discussion above.

  Financial Accounting Standards Board (“FASB”) Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS  13-1”), requires companies to expense real estate rental costs under operating leases during periods of construction and was effective for the Company on January 1, 2006. FSP FAS 13-1 did not require retroactive application and did not have a material effect on consolidated operating results, financial position or cash flows.

  FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” requires companies to recognize and measure tax benefits using a “more likely than not” threshold and requires companies to make disclosures about uncertainties in their income tax positions. FIN No. 48 will be effective for the Company on January 1, 2007. The Company is currently evaluating the impact of this pronouncement.

  SFAS No. 157, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of this pronouncement.

  SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” requires companies to recognize the funded status (plan obligations less the fair value of plan assets) of pension and other postretirement benefit plans on their balance sheets, effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of this pronouncement.

  SEC Staff Accounting Bulletin Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) addresses how a registrant should quantify the effect of an error on the financial statements. SAB 108 will be effective for the Company for the fiscal year ending December 31, 2006. The Company is currently evaluating the impact of this pronouncement.

2.      Inventories

      Inventories consisted of the following:
	September 30, 2006	December 31, 2005
New vehicles	$1,025,997	$911,180
Used vehicles	350,480	241,792
Parts, accessories and other	79,433	66,763

Total inventories	$1,455,910	$1,219,735

The Company receives non-refundable credits from certain vehicle manufacturers which are treated as a reduction of cost of sales when the vehicles are sold. Such credits amounted to $9,228 and $9,502 during the three months ended September 30, 2006 and 2005, respectively, and $25,834 and $24,354 during the nine months ended September 30, 2006 and 2005, respectively.

3.      Business Combinations

      During each of the periods presented, the Company completed a number of acquisitions. The Company’s financial statements include the results of operations of the acquired dealerships from the dates of acquisition. Purchase price allocations may be subject to final adjustment. A summary of the aggregate purchase price allocations during the nine months ended September 30, 2006 follows:

Accounts receivable	$24,171
Inventory	166,924
Other current assets	20,268
Property and equipment	71,051
Goodwill	231,752
Franchise value	32,518
Other assets	21
Current liabilities	(177,445)
Cash used in dealership acquisitions, including repayment of sellers floorplan notes payable of $114,255 during the nine months ended September 30, 2006	$369,260

The following unaudited consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2006 and 2005 give effect to acquisitions consummated during 2006 and 2005 as if they had occurred on January 1, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$3,218,911	$3,164,963	$9,319,279	$9,111,028
Income from continuing operations	36,565	35,994	99,907	95,795
Net income	34,069	35,027	96,082	95,526
Income from continuing operations per diluted common share	$0.39	$0.38	$1.06	$1.02
Net income per diluted common share	$0.36	$0.37	$1.02	$1.02

4.      Floor Plan Notes  Payable  — Trade and Non-trade

      The Company finances the majority of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to make loan principal repayments prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR or Euro Interbank Offer Rate. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated condensed balance sheets and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.

  5.      Earnings Per Share

      Basic earnings per share is computed using net income and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding	93,754	93,080	93,257	92,780
Effect of stock options	276	818	465	790
Effect of restricted stock	258	350	363	440

Weighted average shares outstanding, including effect of dilutive securities	94,288	94,248	94,085	94,010

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 6, may be converted to voting common stock. As of September 30, 2006, no voting common shares were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.

6.      Long-Term Debt

      Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005
U.S. Credit Agreement	$46,000	$272,000
U.K. Credit Agreement	131,068	-
9.625% Senior Subordinated Notes due 2012	300,000	300,000
3.5% Senior Subordinated Convertible Notes due 2026	375,000	-
Other	14,210	8,241
Total long-term debt	866,278	580,241
Less: current portion	(3,743)	(3,551)
Net long-term debt	$862,535	$576,690

      U.S.  Credit Agreement

      The Company is party to a credit agreement with DaimlerChrysler Services Americas LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $600,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50,000 of availability for letters of credit, through September 30, 2009. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%.

   The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2006, the Company was in compliance with all covenants under the U.S. Credit Agreement.

  The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2006, outstanding borrowings and letters of credit under the U.S. Credit Agreement amounted to $46,000 and $12,400, respectively.

      U.K. Credit Agreement

  The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) and the Royal Bank of Scotland plc, as agent for National Westminster Bank plc ("RBS"), replaced their existing credit agreement on August 31, 2006, with a five year multi-option credit agreement, a new fixed rate credit agreement and a new seasonally adjusted overdraft line of credit (collectively, the "U.K. Credit Agreement") to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £70,000 in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30,000 funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals commencing on June 30, 2007, through June 30, 2011 and (3) a seasonally adjusted overdraft line of credit for up to £30,000 that bears interest at the Bank of England Base Rate plus 1.00% and matures on August 31, 2011.

  The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2006, the Company was in compliance with all covenants under the U.K. Credit Agreement.

  The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries' assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. As of September 30, 2006, outstanding revolving loans under the U.K. Credit Agreement amounted to £70,000 ($131,068).

      Senior Subordinated Notes

      The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”). The 9.625% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the 9.625% Notes at its option beginning in March 2007 at specified redemption prices. Upon a change of control, each holder of 9.625% Notes will be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. As of September 30, 2006, the Company was in compliance with all negative covenants and there were no events of default.

      Senior Subordinated Convertible Notes

      On January 31, 2006, the Company issued $375,000 of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by the Company’s wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2006, the Company was in compliance with all negative covenants and there were no events of default.

  Holders may convert based on a conversion rate of 42.2052 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of the common stock reaches, or the trading price of the Convertible Notes falls below, specific thresholds, (2) if the Convertible Notes are called for redemption, (3) if specified distributions to holders of common stock are made or specified corporate transactions occur, (4) if a fundamental change (as defined) occurs, or (5) during the ten trading days prior to, but excluding, the maturity date. Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, in lieu of shares of common stock, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the related indenture (the “Indenture”), of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion. If a holder elects to convert its Convertible Notes in connection with certain events that constitute a change of control on or before April 6, 2011, the Company will pay, to the extent described in the Indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes.

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

7.      Stockholders’ Equity

Share Repurchase

      In connection with the issuance of the Convertible Notes discussed above, the Company repurchased 1,000,000 shares of its outstanding common stock on January 26, 2006 for $18,955, or $18.955 per share.

Comprehensive income

  Other comprehensive income includes changes in the fair value of interest rate swap agreements and foreign currency translation gains and losses that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	33,873	32,764	94,802	88,852
Other comprehensive income (loss):
Fair value of interest rate swap agreements	(554)	1,843	1,690	2,884
Foreign currency translation	4,329	(5,337)	33,494	(32,819)
Comprehensive Income	$37,648	$29,270	$129,986	$58,917

  8.      Interest Rate Swaps

      The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. As of September 30, 2006, the Company expected approximately $600 associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

  9.      Commitments and Contingent Liabilities

      From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. Such issues may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits, and actions brought by governmental authorities. As of September 30, 2006, the Company was not party to any legal proceedings, including class action lawsuits to which it is a party, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

  The Company is party to a joint venture agreement with respect to one of the Company’s franchises pursuant to which the Company is required to repurchase its partner’s interest in July 2008. The Company expects this payment to be approximately $4.0 million.

  The Company leases the majority of its dealership facilities and corporate offices under long-term non-cancelable operating lease agreements. Such leases typically include escalation clauses tied to an inflation index such as the Consumer Price Index and additional option periods that are available to the Company.

10.      Consolidating Condensed Financial Information

      The terms of the Company’s 9.625% Notes and Convertible Notes require guarantees by substantially all of the Company’s domestic subsidiaries on a senior subordinated basis. The following tables include consolidating condensed financial information as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005 for United Auto Group, Inc.’s wholly owned subsidiary guarantors, non-wholly owned subsidiaries (which are guarantors of the 9.625% Notes but not the Convertible Notes), and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

Consolidating Condensed Balance Sheet
September 30, 2006

					Non-Wholly Owned Guarantor Subsidiaries*
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Cash and cash equivalents	$19,065	$-	$2,566	$-	$-	$763	$765	$1,209	$13,762
Accounts receivable, net	464,287	(50,171)	50,171	244,354	9,166	6,081	2,390	1,123	201,173
Inventories, net	1,455,910	-	-	765,634	31,678	21,930	5,421	3,154	628,093
Other current assets	91,197	-	10,083	26,885	613	89	36	-	53,491
Assets held for sale	137,442	-	-	122,538	-	-	-	-	14,904
Total current assets	2,167,901	(50,171)	62,820	1,159,411	41,457	28,863	8,612	5,486	911,423
Property and equipment, net	562,011	-	4,179	302,870	5,470	3,761	1,772	3,472	240,487
Intangible assets	1,492,606	-	-	948,933	68,281	20,738	3,722	-	450,932
Other assets	116,410	(1,179,731)	1,194,046	48,208	3	1	2	-	53,881
Total assets	$4,338,928	$(1,229,902)	$1,261,045	$2,459,422	$115,211	$53,363	$14,108	$8,958	$1,656,723

Floor plan notes payable	$896,113	$-	$-	$486,641	$10,107	$6,574	$5,162	$-	$387,629
Floor plan notes payable - non-trade	360,548	-	-	200,267	15,062	12,581	-	2,321	130,317
Accounts payable	400,414	-	1,804	107,826	5,201	2,170	583	2,712	280,118
Accrued expenses	253,593	(50,171)	529	(7,120)	35,181	16,267	2,303	1,149	255,455
Current portion of long-term debt	3,743	-	-	3,743	-	-	-	-	-
Liabilities held for sale	68,624	-	-	53,266	-	-	-	-	15,358
Total current liabilities	1,983,035	(50,171)	2,333	844,623	65,551	37,592	8,048	6,182	1,068,877
Long-term debt	862,535	-	-	468,621	63,151	21,361	3,842	3,059	302,501
Other long-term liabilities	234,646	-	-	219,448	10,389	217	4,069	(152)	675
Total liabilities	3,080,216	(50,171)	2,333	1,532,692	139,091	59,170	15,959	9,089	1,372,053
Total stockholders' equity	1,258,712	(1,179,731)	1,258,712	926,730	(23,880)	(5,807)	(1,851)	(131)	284,670
Total liabilities and stockholders' equity	$4,338,928	$(1,229,902)	$1,261,045	$2,459,422	$115,211	$53,363	$14,108	$8,958	$1,656,723

*      Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Balance Sheet
December 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries*
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Cash and cash equivalents	$8,957	$-	$4,365	$-	$-	$1,127	$394	$2,540	$531
Accounts receivable, net	413,431	(42,810)	42,810	280,795	11,489	7,117	2,852	1,032	110,146
Inventories, net	1,219,735	-	-	749,409	33,029	19,941	6,272	2,184	408,900
Other current assets	50,865	-	5,118	21,782	467	42	6	-	23,450
Assets held for sale	189,373	-	-	179,126	-	-	-	-	10,247
Total current assets	1,882,361	(42,810)	52,293	1,231,112	44,985	28,227	9,524	5,756	553,274
Property and equipment, net	423,513	-	4,297	249,725	5,929	2,932	1,859	3,660	155,111
Intangible assets	1,204,675	-	-	853,041	68,281	20,738	3,722	-	258,893
Other assets	83,624	(1,066,353)	1,093,522	11,681	83	1	-	-	44,690
Total assets	$3,594,173	$(1,109,163)	$1,150,112	$2,345,559	$119,278	$51,898	$15,105	$9,416	$1,011,968

Floor plan notes payable	$841,911	$-	$-	$532,020	$14,045	$6,725	$6,156	$-	$282,965
Floor plan notes payable - non-trade	331,009	-	-	231,081	15,154	12,000	-	2,486	70,288
Accounts payable	207,426	-	3,874	87,902	6,941	1,393	676	2,532	104,108
Accrued expenses	174,157	(42,810)	506	1,522	29,933	13,952	2,040	715	168,299
Current portion of long-term debt	3,551	-	-	3,551	-	-	-	-	-
Liabilities held for sale	106,710	-	-	96,099	-	-	-	-	10,611
									-
Total current liabilities	1,664,764	(42,810)	4,380	952,175	66,073	34,070	8,872	5,733	636,271
Long-term debt	576,690	-	-	334,950	63,151	21,361	3,842	3,096	150,290
Other long-term liabilities	206,987	-	-	191,033	10,638	548	4,059	176	533
Total liabilities	2,448,441	(42,810)	4,380	1,478,158	139,862	55,979	16,773	9,005	787,094
Total stockholders' equity	1,145,732	(1,066,353)	1,145,732	867,401	(20,584)	(4,081)	(1,668)	411	224,874
Total liabilities and stockholders' equity	$3,594,173	$(1,109,163)	$1,150,112	$2,345,559	$119,278	$51,898	$15,105	$9,416	$1,011,968

*      Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Income
Three Months Ended September 30, 2006

					Non-Wholly Owned Guarantor Subsidiaries*
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Revenues	$3,080,604	$-	$-	$1,860,630	$65,925	$44,530	$13,790	$9,472	$1,086,257
Cost of sales	2,622,184	-	-	1,577,034	53,294	37,390	11,872	8,178	934,416
Gross profit	458,420	-	-	283,596	12,631	7,140	1,918	1,294	151,841
Selling, general, and administrative expenses	361,297	-	4,189	225,246	10,079	5,596	1,548	900	113,739
Depreciation and amortization	11,722	-	365	6,672	243	154	51	70	4,167
Operating income (loss)	85,401	-	(4,554)	51,678	2,309	1,390	319	324	33,935
Floor plan interest expense	(16,716)	-	-	(11,385)	(444)	(274)	(44)	(30)	(4,539)
Other interest expense	(11,111)	-	-	(6,761)	(1,230)	(416)	235	(123)	(2,816)
Equity in earnings of subsidiaries	-	(57,754)	57,754	-	-	-	-	-	-

Income (loss) from continuing operations before income taxes and minority interests	57,574	(57,754)	53,200	33,532	635	700	510	171	26,580
Income taxes	(20,727)	23,044	(21,227)	(13,138)	(253)	(279)	(203)	(68)	(8,603)
Minority interests	(478)	-	-	(325)	(38)	(84)	-	(31)	-
Income (loss) from continuing operations	36,369	(34,710)	31,973	20,069	344	337	307	72	17,977
Loss from discontinued operations, net of tax	(2,496)	-	-	(1,935)	-	-	-	-	(561)
Net income (loss)	$33,873	$(34,710)	$31,973	$18,134	$344	$337	$307	$72	$17,416

* Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Income
Three Months Ended September 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries*
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Revenues	$2,675,289	$-	$-	$1,711,686	$66,568	$38,787	$14,787	$10,167	$833,294
Cost of sales	2,278,396	-	-	1,455,688	53,956	32,163	13,055	8,809	714,725
Gross profit	396,893	-	-	255,998	12,612	6,624	1,732	1,358	118,569
Selling, general, and administrative expenses	309,265	-	4,001	195,201	10,003	5,352	1,479	856	92,373
Depreciation and amortization	9,772	-	313	5,731	235	127	51	69	3,246
Operating income (loss)	77,856	-	(4,314)	55,066	2,374	1,145	202	433	22,950
Floor plan interest expense	(11,865)	-	-	(7,767)	(287)	(265)	(47)	(24)	(3,475)
Other interest expense	(12,222)	-	-	(7,308)	(1,040)	(352)	(288)	(118)	(3,116)
Equity in earnings of subsidiaries	-	(50,495)	50,495	-	-	-	-	-	-
Income (loss) from continuing operations before income taxes and minority interests	53,769	(50,495)	46,181	39,991	1,047	528	(133)	291	16,359
Income taxes	(19,552)	19,663	(17,983)	(15,468)	(408)	(206)	52	(113)	(5,089)
Minority interests	(486)	-	-	(305)	(64)	(64)	-	(53)	-
Income (loss) from continuing operations	33,731	(30,832)	28,198	24,218	575	258	(81)	125	11,270
Loss from discontinued operations, net of tax	(967)	-	-	(777)	-	-	-	-	(190)
Net income (loss)	$32,764	$(30,832)	$28,198	$23,441	$575	$258	$(81)	$125	$11,080

* Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Income
Nine Months Ended September 30, 2006

					Non-Wholly Owned Guarantor Subsidiaries*
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Revenues	$8,661,489	$-	$-	$5,381,131	$200,571	$132,054	$40,842	$29,199	$2,877,692
Cost of sales	7,347,726	-	-	4,548,367	161,432	110,303	35,604	25,169	2,466,851
Gross profit	1,313,763	-	-	832,764	39,139	21,751	5,238	4,030	410,841
Selling, general, and administrative expenses	1,039,317	-	11,338	660,930	30,730	17,172	4,535	2,774	311,838
Depreciation and amortization	33,373	-	1,063	19,519	728	433	160	208	11,262
Operating income (loss)	241,073	-	(12,401)	152,315	7,681	4,146	543	1,048	87,741
Floor plan interest expense	(49,097)	-	-	(34,423)	(1,311)	(807)	(211)	(86)	(12,259)
Other interest expense	(34,559)	-	-	(21,210)	(3,554)	(1,202)	(357)	(364)	(7,872)
Equity in earnings of subsidiaries	-	(173,597)	173,597	-	-	-	-	-	-
Income (loss) from continuing operations before income taxes and minority interests	157,417	(173,597)	161,196	96,682	2,816	2,137	(25)	598	67,610
Income taxes	(57,254)	70,466	(65,400)	(38,696)	(1,135)	(870)	28	(238)	(21,409)
Minority interests	(1,536)	-	-	(1,006)	(168)	(253)	-	(109)	-
Income (loss) from continuing operations	98,627	(103,131)	95,796	56,980	1,513	1,014	3	251	46,201
Loss from discontinued operations, net of tax	(3,825)	-	-	(3,248)	-	-	-	-	(577)
Net income (loss)	$94,802	$(103,131)	$95,796	$53,732	$1,513	$1,014	$3	$251	$45,624

* Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Income
Nine Months Ended September 30, 2005

					Non-Wholly Owned Guarantor Subsidiaries*
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Revenues	$7,662,835	$-	$-	$4,786,955	$191,046	$116,011	$41,659	$26,858	$2,500,306
Cost of sales	6,512,894	-	-	4,058,953	154,195	96,435	36,331	23,426	2,143,554
Gross profit	1,149,941	-	-	728,002	36,851	19,576	5,328	3,432	356,752
Selling, general, and administrative expenses	905,171	-	10,357	572,133	29,766	15,664	4,269	2,428	270,554
Depreciation and amortization	28,791	-	1,105	16,619	698	348	150	204	9,667
Operating income (loss)	215,979	-	(11,462)	139,250	6,387	3,564	909	800	76,531
Floor plan interest expense	(37,483)	-	-	(24,466)	(803)	(873)	(164)	(76)	(11,101)
Other interest expense	(35,735)	-	-	(22,533)	(2,838)	(949)	(845)	(340)	(8,230)
Equity in earnings of subsidiaries	-	(173,476)	173,476	-	-	-	-	-	-
Income (loss) from continuing operations before income taxes and minority interests	142,761	(173,476)	162,014	92,251	2,746	1,742	(100)	384	57,200
Income taxes	(52,390)	71,227	(66,542)	(37,094)	(1,094)	(702)	42	(142)	(18,085)
Minority interests	(1,250)	-	-	(805)	(165)	(208)	-	(72)	-
Income (loss) from continuing operations	89,121	(102,249)	95,472	54,352	1,487	832	(58)	170	39,115
Income (loss) from discontinued operations, net of tax	(269)	-	-	219	-	-	-	-	(488)
Net income (loss)	$88,852	$(102,249)	$95,472	$54,571	$1,487	$832	$(58)	$170	$38,627

* Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2006

				Non-Wholly Owned Guarantor Subsidiaries*
					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Net cash from continuing operating activities	$239,342	$(854)	$139,319	$5,178	$2,703	$634	$(314)	$92,676
Investing Activities:
Purchase of property and equipment	(150,695)	(945)	(28,059)	(269)	(2,835)	(73)	(20)	(118,494)
Proceeds from sale - leaseback transactions	62,778	-	26,447	-	1,573	-	-	34,758
Dealership acquisitions, net	(369,260)	-	(124,379)	-	-	-	-	(244,881)
Net cash from continuing investing activities	(457,177)	(945)	(125,991)	(269)	(1,262)	(73)	(20)	(328,617)

Financing Activities:
Net borrowings (repayments) of long-term debt	223,185	32,219	30,649	-	-	-	(37)	160,354
Floor plan notes payable - non-trade	29,539	-	(57,503)	(92)	581	-	(165)	86,718
Payment of deferred financing costs	(12,630)	(12,630)	-	-	-	-	-	-
Proceeds from exercise of options including excess tax benefit	17,992	17,992	-	-	-	-	-	-
Repurchase of common stock	(18,955)	(18,955)	-	-	-	-	-	-
Distributions from (to) parent	-	-	8,188	(4,817)	(2,386)	(190)	(795)	-
Dividends	(18,626)	(18,626)	-	-	-	-	-	-
Net cash from continuing financing activities	220,505	-	(18,666)	(4,909)	(1,805)	(190)	(997)	247,072
Net cash from discontinued operations	7,438	-	5,338	-	-	-	-	2,100
Net change in cash and cash equivalents	10,108	(1,799)	-	-	(364)	371	(1,331)	13,231
Cash and cash equivalents, beginning of period	8,957	4,365	-	-	1,127	394	2,540	531
Cash and cash equivalents, end of period	$19,065	$2,566	$-	$-	$763	$765	$1,209	$13,762

* Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2005

				Non-Wholly Owned Guarantor Subsidiaries*
					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries

	(In Thousands)
Net cash from continuing operating activities	$162,741	$(11,879)	$128,569	$5,853	$6,449	$667	$1,504	$31,578
Investing Activities:
Purchase of property and equipment	(165,446)	(1,715)	(94,872)	(770)	(5,550)	(169)	(113)	(62,257)
Proceeds from sale - leaseback transactions	71,188	-	49,347	-	4,799	-	-	17,042
Dealership acquisitions, net	(97,091)	-	(77,296)	-	-	-	-	(19,795)
Net cash from continuing investing activities	(191,349)	(1,715)	(122,821)	(770)	(751)	(169)	(113)	(65,010)
Financing Activities:
Net borrowings (repayments) of long-term debt	45,591	11,291	34,822	-	-	-	86	(608)
Floor plan notes payable - non-trade	(47,914)	-	(57,575)	(1,428)	(3,721)	-	228	14,582
Proceeds from exercise of options including excess tax benefit	3,978	3,978	-	-	-	-	-	-
Distributions from (to) parent	-	-	(6,926)	(3,655)	(2,774)	(426)	-	13,781
Dividends	(15,269)	(15,269)	-	-	-	-	-	-
Net cash from continuing financing activities	(13,614)	-	(29,679)	(5,083)	(6,495)	(426)	314	27,755
Net cash from discontinued operations	23,745	-	20,609	-	-	-	-	3,136
Net change in cash and cash equivalents	(18,477)	(13,594)	(3,322)	-	(797)	72	1,705	(2,541)
Cash and cash equivalents, beginning of period	23,547	13,638	5,698	-	1,424	125	-	2,662
Cash and cash equivalents, end of period	$5,070	$44	$2,376	$-	$627	$197	$1,705	$121

* Guarantors of the 9.625% notes; non-guarantors of the Convertible Notes

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See “Forward Looking Statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to include the effects of the restatement of our 2005 consolidated statement of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions, and also to include the effects of revising our prior period financial statements for entities which have been treated as discontinued operations through September 30, 2006.

Overview

We are the second largest automotive retailer in the United States as measured by total revenues. As of September 30, 2006, we owned and operated 170 franchises in the United States and 152 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

On June 1, 2006 we effected a two-for-one split of our voting common stock in the form of a stock dividend. Shareholders of record as of May 11, 2006 received one additional share for each share owned. All share and per share information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the stock split.

New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of other third-party insurance policies, sales of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, the sale of replacement parts and the sale of aftermarket accessories.

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

We also have received twelve million additional warrants to purchase Sirius common stock at $2.392 per share which may be earned upon our sale of certain units pertaining to specified brands through December 31, 2007. We earned 522,400 of these warrants during the year ended December 31, 2005 and 959,200 of these warrants during the first nine months of 2006. We exercised the warrants we earned in 2005 and sold the underlying stock we received upon vesting. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of certain units pertaining to specified brands, the fair value of these warrants is being recognized when they are earned.

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

The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher-margin products and services, especially service and parts transactions, and our ability to realize returns on our significant capital investment in new and upgraded dealerships. See “Forward-Looking Statements.”

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

        Finance and Insurance Sales

       Subsequent to the sale of the vehicle to a customer, we may arrange financing for customers through various financial institutions and receive a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we receive may be charged back to us based on the terms of the contracts. The revenue we record relating to commissions is net of an estimate of the amount of chargebacks we will be required to pay. This estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

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

        Impairment Testing

      Franchise value impairment is assessed at least annually through a comparison of the carrying amounts of our franchises with their estimated fair values. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized equal to that excess. We also evaluate the remaining useful lives of our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support indefinite useful lives.

  Goodwill impairment is assessed at least annually at the reporting unit level. An indicator of impairment exists if the carrying amount of the reporting unit including goodwill is determined to exceed its estimated fair value. If an impairment exists it is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill and an impairment loss may be recognized equal to that excess.

  The fair values of franchise value and goodwill are determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If future events and circumstances cause significant changes in the underlying assumptions and result in a reduction of our estimates of fair value, we may incur an impairment charge.

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

       Income Taxes

      Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if it is more likely than not that the amount of expected future taxable income will not be sufficient to allow the use of the deduction or credit.

New Accounting Pronouncements

SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3,” requires all direct financial statement effects caused by a voluntary change in accounting principle to be applied retrospectively to prior period financial statements as if the new principle had always been applied, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change in principle. APB Opinion No. 20 and SFAS No. 3 previously required that a voluntary change in accounting principle be recognized as a cumulative effect in the period of change. SFAS No. 154 was effective for us on January 1, 2006. See “Cash Flows” discussion below.

Financial Accounting Standards Board (“FASB”) Staff Position FAS  13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP FAS  13-1”), requires companies to expense real estate rental costs under operating leases during periods of construction and was effective for us on January 1, 2006. FSP FAS 13-1 did not require retroactive application and did not have a material effect on consolidated operating results, financial position or cash flows.

FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” requires companies to recognize and measure tax benefits using a “more likely than not” threshold and requires companies to make disclosures about uncertainties in their income tax positions. FIN No. 48 will be effective for us on January 1, 2007. We are currently evaluating the impact of this pronouncement.

SFAS No. 157, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. SFAS No. 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of this pronouncement.

SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” requires companies to recognize the funded status (plan obligations less the fair value of plan assets) of pension and other postretirement benefit plans on their balance sheets, effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of this pronouncement.

SEC Staff Accounting Bulletin Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) addresses how a registrant should quantify the effect of an error on the financial statements. SAB 108 will be effective for us for our fiscal year ending December 31, 2006. We are currently evaluating the impact of this pronouncement.

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

         Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (dollars in millions, except per unit amounts)

Total Retail Data			2006 vs. 2005
	2006	2005	Change	% Change
Total retail unit sales	77,489	70,598	6,891	9.8%
Total same store retail unit sales	68,886	70,109	(1,223)	(1.7%)

Total retail sales revenue	$2,834.7	$2,468.6	$366.1	14.8%
Total same store retail sales revenue	$2,494.5	$2,455.9	$38.6	1.6%

Total retail gross profit	$457.8	$397.3	$60.5	15.2%
Total same store retail gross profit	$408.1	$395.5	$12.6	3.2%

Total retail gross margin	16.1%	16.1%	0.0%	0.0%
Total same store retail gross margin	16.4%	16.1%	0.3%	1.9%

  Units

      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 6,891 units, or 9.8%, from 2005 to 2006. The increase is due to an 8,114 unit increase from net dealership acquisitions during the period, offset by a 1,223 unit, or 1.7%, decrease in same store retail unit sales. The decrease in same store retail unit sales in 2006 is due primarily to a decrease in new retail unit sales of our domestic and premium brands, offset by an increase in retail unit sales of our volume foreign brands and used vehicle unit sales.

      Revenues

      Retail sales revenue increased $366.1 million, or 14.8%, from 2005 to 2006. The increase is due to a $327.5 million increase from net dealership acquisitions during the period, coupled with a $38.6 million, or 1.6%, increase in same store revenues. The same store revenue increase is due to (1) a $627, or 1.9%, increase in average new vehicle revenue per unit, which increased revenue by $29.5 million, (2) a $1,635, or 6.4%, increase in average used vehicle revenue per unit, which increased revenue by $35.0 million, (3) an $18, or 2.0%, increase in average finance and insurance revenue per unit, which increased revenue by $1.3 million, and (4) a $15.9 million, or 5.7%, increase in service and parts revenues, offset by a 1.7% decrease in retail unit sales which decreased revenue by $43.1 million.

      Gross Profit

      Retail gross profit increased $60.5 million, or 15.2%, from 2005 to 2006. The increase is due to a $47.9 million increase from net dealership acquisitions during the period, coupled with a $12.6 million, or 3.2%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) a $43, or 1.6%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $2.0 million, (2) a $102, or 4.4%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $2.2 million, (3) an $18, or 2.0%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $1.3 million, and (4) an $11.8 million, or 7.9%, increase in service and parts gross profit, offset by the 1.7% decrease in retail unit sales which decreased retail gross profit by $4.7 million.

New Vehicle Data			2006 vs. 2005
	2006	2005	Change	% Change
New retail unit sales	52,234	49,076	3,158	6.4%
Same store new retail unit sales	47,054	48,777	(1,723)	(3.5%)

New retail sales revenue	$1,732.3	$1,577.9	$154.4	9.8%
Same store new retail sales revenue	$1,545.2	$1,571.2	$(26.0)	(1.7%)

New retail sales revenue per unit	$33,164	$32,153	$1,011	3.1%
Same store new retail sales revenue per unit	$32,839	$32,212	$627	1.9%

Gross profit - new	$147.8	$134.6	$13.2	9.8%
Same store gross profit - new	$131.4	$134.1	$(2.7)	(2.0%)

Average gross profit per new vehicle retailed	$2,829	$2,744	$85	3.1%
Same store average gross profit per new vehicle retailed	$2,792	$2,749	$43	1.6%

Gross margin % - new	8.5%	8.5%	0.0%	0.0%
Same store gross margin % - new	8.5%	8.5%	0.0%	0.0%

  Units

      Retail unit sales of new vehicles increased 3,158 units, or 6.4%, from 2005 to 2006. The increase is due to a 4,881 unit increase from net dealership acquisitions during the period, offset by a 1,723 unit, or 3.5%, decrease in same store retail unit sales. The decrease in same store retail unit sales in 2006 is due primarily to a decrease in retail unit sales of our domestic and premium brands, offset by an increase in retail unit sales of our volume foreign brands.

      Revenues

      New vehicle retail sales revenue increased $154.4 million, or 9.8%, from 2005 to 2006. The increase is due to a $180.4 million increase from net dealership acquisitions during the period, offset by a $26.0 million, or 1.7%, decrease in same store revenues. The same store revenue decrease is due to the 3.5% decrease in retail unit sales, which decreased revenue by $55.5 million, offset by a $627, or 1.9%, increase in comparative average selling prices per unit, which increased revenue by $29.5 million.

      Gross Profit

      Retail gross profit from new vehicle sales increased $13.2 million, or 9.8%, from 2005 to 2006. The increase is due to a $15.9 million increase from net dealership acquisitions during the period, offset by a $2.7 million, or 2.0%, decrease in same store gross profit. The same store decrease is due to the 3.5% decrease in new retail unit sales, which decreased gross profit by $4.7 million, offset by a $43, or 1.6%, increase in average gross profit per new vehicle retailed, which increased gross profit by $2.0 million.

Used Vehicle Data			2006 vs. 2005
	2006	2005	Change	% Change
Used retail unit sales	25,255	21,522	3,733	17.3%
Same store used retail unit sales	21,832	21,332	500	2.3%

Used retail sales revenue	$704.3	$550.7	$153.6	27.9%
Same store used retail sales revenue	$594.8	$546.2	$48.6	8.9%

Used retail sales revenue per unit	$27,886	$25,586	$2,300	9.0%
Same store used retail sales revenue per unit	$27,242	$25,607	$1,635	6.4%

Gross profit - used	$59.1	$49.7	$9.4	18.9%
Same store gross profit - used	$52.8	$49.4	$3.4	6.9%

Average gross profit per used vehicle retailed	$2,341	$2,311	$30	1.3%
Same store average gross profit per used vehicle retailed	$2,419	$2,317	$102	4.4%

Gross margin % - used	8.4%	9.0%	(0.6%)	(6.7%)
Same store gross margin % - used	8.9%	9.0%	(0.1%)	(1.1%)

  Units

      Retail unit sales of used vehicles increased 3,733 units, or 17.3%, from 2005 to 2006. The increase is due to a 3,233 unit increase from net dealership acquisitions during the period, coupled with a 500 unit, or 2.3%, increase in same store retail unit sales. The increase in same store retail unit sales in 2006 is due primarily to an increase in retail unit sales of our premium and volume foreign brands, offset by a decrease in retail unit sales of our domestic brands.

       Revenues

      Used vehicle retail sales revenue increased $153.6 million, or 27.9%, from 2005 to 2006. The increase is due to a $105.0 million increase from net dealership acquisitions during the period, coupled with a $48.6 million, or 8.9%, increase in same store revenues. The same store revenue increase is due primarily to the 2.3% increase in retail unit sales, which increased revenue by $13.6 million, coupled with a $1,635, or 6.4%, increase in comparative average selling prices per vehicle, which increased revenue by $35.0 million.

       Gross Profit

      Retail gross profit from used vehicle sales increased $9.4 million, or 18.9%, from 2005 to 2006. The increase is due to a $6.0 million increase from net dealership acquisitions during the period, coupled with a $3.4 million, or 6.9%, increase in same store gross profit. The increase in same store gross profit is due primarily to the 2.3% increase in used retail unit sales, which increased gross profit by $1.2 million, coupled with a $102, or 4.4%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $2.2 million.

Finance and Insurance Data			2006 vs. 2005
	2006	2005	Change	% Change
Total retail unit sales	77,489	70,598	6,891	9.8%
Total same store retail unit sales	68,886	70,109	(1,223)	(1.7%)

Finance and insurance revenue	$68.8	$62.9	$5.9	9.4%
Same store finance and insurance revenue	$62.6	$62.5	$0.1	0.2%

Finance and insurance revenue per unit	$888	$892	$(4)	(0.4%)
Same store finance and insurance revenue per unit	$909	$891	$18	2.0%

Finance and insurance revenue increased $5.9 million, or 9.4%, from 2005 to 2006. The increase is due to a $5.8 million increase from net dealership acquisitions during the period, coupled with a $0.1 million, or 0.2%, increase in same store revenues. The same store revenue increase is due to an $18, or 2.0%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $1.3 million, offset by the 1.7% decrease in retail unit sales, which decreased revenue by $1.2 million. The $18 increase in comparative average finance and insurance revenue per unit is due to a $46 per unit increase in finance and insurance revenues offset in part by a $28 reduction in average finance and insurance revenue per unit from our Sirius Satellite Radio promotion agreement.

Service and Parts Data			2006 vs. 2005
	2006	2005	Change	% Change
Service and parts revenue	$329.3	$277.0	$52.3	18.9%
Same store service and parts revenue	$291.9	$276.0	$15.9	5.7%

Gross profit	$182.1	$150.0	$32.1	21.4%
Same store gross profit	$161.3	$149.5	$11.8	7.9%

Gross margin	55.3%	54.2%	1.1%	2.0%
Same store gross margin	55.3%	54.2%	1.1%	2.0%

      Revenues

      Service and parts revenue increased $52.3 million, or 18.9%, from 2005 to 2006. The increase is due to a $36.4 million increase from net dealership acquisitions during the period, coupled with a $15.9 million, or 5.7%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

      Gross Profit

      Service and parts gross profit increased $32.1 million, or 21.4%, from 2005 to 2006. The increase is due to a $20.3 million increase from net dealership acquisitions during the period, coupled with an $11.8 million, or 7.9%, increase in same store gross profit. The same store gross profit increase is due to the $15.9 million, or 5.7%, increase in same store revenues, which increased gross profit by $8.8 million, and a 110 basis point increase in gross margin, which increased gross profit by $3.0 million.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased $52.0 million, or 16.8%, from $309.3 million to $361.3 million. The aggregate increase is primarily due to a $39.6 million increase from net dealership acquisitions during the period, coupled with a $12.4 million, or 4.0%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation, resulting from of the 3.2% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our facility improvement and expansion programs. SG&A expenses increased as a percentage of total revenue from 11.6% to 11.7% and increased as a percentage of gross profit from 77.9% to 78.8%.

Depreciation and Amortization

Depreciation and amortization increased $1.9 million, or 20.0%, from $9.8 million to $11.7 million. The increase is due to a $1.0 million increase from net dealership acquisitions during the period, coupled with a $0.9 million, or 9.9%, increase in same store depreciation and amortization. The same store increase is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

Floor plan interest expense increased $4.8 million, or 40.9%, from $11.9 million to $16.7 million. The increase is due to a $1.5 million increase from net dealership acquisitions during the period, coupled with a $3.3 million, or 28.5%, increase in same store floor plan interest expense. The same store increase is due primarily to a net increase in our weighted average borrowing rate during 2006 compared to 2005.

Other Interest Expense

Other interest expense decreased $1.1 million, or 9.1%, from $12.2 million to $11.1 million. The decrease is due primarily to a decrease in our weighted average borrowing rate during 2006 versus 2005 offset by an increase in our average total outstanding indebtedness in 2006 versus 2005. The decrease in our weighted average borrowing rate is due primarily to the issuance of $375.0 million of 3.5% Convertible Senior Subordinated Notes on January 31, 2006 which was used to repay higher-rate debt under our credit agreements, partially offset by an increase in the interest on our variable rate indebtedness.

Income Taxes

Income taxes increased $1.1 million, or 6.0%, from $19.6 million to $20.7 million. The increase from 2005 to 2006 is due primarily to an increase in pre-tax income versus the prior year, offset in part by a reduction in our overall effective income tax rate.

      Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 (dollars in millions, except per unit amounts)

Total Retail Data			2006 vs. 2005
	2006	2005	Change	% Change
Total retail unit sales	215,704	199,053	16,651	8.4%
Total same store retail unit sales	193,021	194,330	(1,309)	(0.7%)

Total retail sales revenue	$7,935.1	$7,056.3	$878.8	12.5%
Total same store retail sales revenue	$7,113.8	$6,939.9	$173.9	2.5%

Total retail gross profit	$1,309.2	$1,149.0	$160.2	13.9%
Total same store retail gross profit	$1,180.1	$1,130.8	$49.3	4.4%

Total retail gross margin	16.5%	16.3%	0.2%	1.2%
Total same store retail gross margin	16.6%	16.3%	0.3%	1.8%

      Units

      Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 16,651 units, or 8.4%, from 2005 to 2006. The increase is due to a 17,960 unit increase from net dealership acquisitions during the period, offset by a 1,309 unit, or 0.7%, decrease in same store retail unit sales. The decrease in same store retail unit sales in 2006 is due primarily to a decrease in retail unit sales of our domestic brands, offset by an increase in retail unit sales of our premium and volume foreign brands.

      Revenues

      Retail sales revenue increased $878.8 million, or 12.5%, from 2005 to 2006. The increase is due to a $704.9 million increase from net dealership acquisitions during the period, coupled with a $173.9 million, or 2.5%, increase in same store revenues. The same store revenue increase is due to (1) a $566, or 1.7%, increase in average new vehicle revenue per unit, which increased revenue by $74.2 million, (2) a $1,382, or 5.3%, increase in average used vehicle revenue per unit, which increased revenue by $84.2 million, (3) a $43, or 4.9%, increase in average finance and insurance revenue per unit, which increased revenue by $8.4 million, and (4) a $56.1 million, or 7.0%, increase in service and parts revenues, offset by the 0.7% decrease in retail unit sales which decreased revenue by $49.0 million.

      Gross Profit

      Retail gross profit increased $160.2 million, or 13.9%, from 2005 to 2006. The increase is due to a $110.9 million increase from net dealership acquisitions during the period, coupled with a $49.3 million, or 4.4%, increase in same store retail gross profit. The same store retail gross profit increase is due to (1) a $35, or 1.2%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $4.6 million, (2) a $68, or 2.9%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $4.1 million, (3) a $43, or 4.9%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $8.4 million, and (4) a $37.2 million, or 8.6%, increase in service and parts gross profit, offset by the 0.7% decrease in retail unit sales which decreased retail gross profit by $5.0 million.

New Vehicle Data			2006 vs. 2005
	2006	2005	Change	% Change
New retail unit sales	145,697	136,415	9,282	6.8%
Same store new retail unit sales	131,165	133,414	(2,249)	(1.7%)

New retail sales revenue	$4,851.8	$4,445.1	$406.7	9.1%
Same store new retail sales revenue	$4,375.5	$4,375.0	$0.5	0.0%

New retail sales revenue per unit	$33,301	$32,585	$716	2.2%
Same store new retail sales revenue per unit	$33,359	$32,793	$566	1.7%

Gross profit - new	$420.4	$385.5	$34.9	9.1%
Same store gross profit - new	$378.5	$380.2	$(1.7)	(0.4%)

Average gross profit per new vehicle retailed	$2,885	$2,826	$59	2.1%
Same store average gross profit per new vehicle retailed	$2,885	$2,850	$35	1.2%

Gross margin % - new	8.7%	8.7%	0.0%	0.0%
Same store gross margin % - new	8.6%	8.7%	(0.1%)	(1.1%)

      Units

      Retail unit sales of new vehicles increased 9,282 units, or 6.8%, from 2005 to 2006. The increase is due to an 11,531 unit increase from net dealership acquisitions during the period, offset by a 2,249 unit, or 1.7%, decrease in same store retail unit sales. The decrease in same store retail unit sales in 2006 is due primarily to a decrease in retail unit sales of our domestic and premium brands, offset by an increase in retail unit sales of our volume foreign brands.

      Revenues

      New vehicle retail sales revenue increased $406.7 million, or 9.1%, from 2005 to 2006. The increase is due primarily to a $406.2 million increase from net dealership acquisitions during the period, coupled with a $0.5 million increase in same store revenues. The same store revenue increase is due primarily to a $566, or 1.7%, increase in comparative average selling prices per vehicle, which increased revenue by $74.2 million, offset by the 1.7% decrease in retail unit sales, which decreased revenue by $73.7 million.

      Gross Profit

      Retail gross profit from new vehicle sales increased $34.9 million, or 9.1%, from 2005 to 2006. The increase is due to a $36.6 million increase from net dealership acquisitions during the period, offset by a $1.7 million, or 0.4%, decrease in same store gross profit. The same store decrease is due to the 1.7% decrease in new retail unit sales, which decreased gross profit by $6.3 million, offset by a $35, or 1.2%, increase in average gross profit per new vehicle retailed, which increased gross profit by $4.6 million.

Used Vehicle Data			2006 vs. 2005
	2006	2005	Change	% Change
Used retail unit sales	70,007	62,638	7,369	11.8%
Same store used retail unit sales	61,856	60,916	940	1.5%

Used retail sales revenue	$1,935.7	$1,626.5	$309.2	19.0%
Same store used retail sales revenue	$1,704.1	$1,594.0	$110.1	6.9%

Used retail sales revenue per unit	$27,651	$25,967	$1,684	6.5%
Same store used retail sales revenue per unit	$27,550	$26,168	$1,382	5.3%

Gross profit - used	$168.8	$148.4	$20.4	13.7%
Same store gross profit - used	$151.6	$145.1	$6.5	4.5%

Average gross profit per used vehicle retailed	$2,411	$2,369	$42	1.8%
Same store average gross profit per used vehicle retailed	$2,451	$2,383	$68	2.9%

Gross margin % - used	8.7%	9.1%	(0.4%)	(4.4%)
Same store gross margin % - used	8.9%	9.1%	(0.2%)	(2.2%)

      Units

      Retail unit sales of used vehicles increased 7,369 units, or 11.8%, from 2005 to 2006. The increase is due to a 6,429 unit increase from net dealership acquisitions during the period, coupled with a 940 unit, or 1.5%, increase in same store retail unit sales. The increase in same store retail unit sales in 2006 is due primarily to an increase in retail unit sales of our premium brands, offset by a decrease in retail unit sales of our domestic and volume foreign brands.

       Revenues

      Used vehicle retail sales revenue increased $309.2 million, or 19.0%, from 2005 to 2006. The increase is due to a $199.1 million increase from net dealership acquisitions during the period, coupled with a $110.1 million, or 6.9%, increase in same store revenues. The same store revenue increase is due primarily to the 1.5% increase in retail unit sales, which increased revenue by $25.9 million, coupled with a $1,382, or 5.3%, increase in comparative average selling prices per vehicle, which increased revenue by $84.2 million.

       Gross Profit

      Retail gross profit from used vehicle sales increased $20.4 million, or 13.7%, from 2005 to 2006. The increase is due to a $13.9 million increase from net dealership acquisitions during the period, coupled with a $6.5 million, or 4.5%, increase in same store gross profit. The increase in same store gross profit is due primarily to the 1.5% increase in used retail unit sales, which increased gross profit by $2.4 million, coupled with a $68, or 2.9%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $4.1 million.

Finance and Insurance Data			2006 vs. 2005
	2006	2005	Change	% Change
Total retail unit sales	215,704	199,053	16,651	8.4%
Total same store retail unit sales	193,021	194,330	(1,309)	(0.7%)

Finance and insurance revenue	$195.6	$175.5	$20.1	11.5%
Same store finance and insurance revenue	$179.4	$172.1	$7.3	4.2%

Finance and insurance revenue per unit	$907	$882	$25	2.8%
Same store finance and insurance revenue per unit	$929	$886	$43	4.9%

Finance and insurance revenue increased $20.1 million, or 11.5%, from 2005 to 2006. The increase is due to a $12.8 million increase from net dealership acquisitions during the period, coupled with a $7.3 million, or 4.2%, increase in same store revenues. The same store revenue increase is due to a $43, or 4.9%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $8.4 million, offset by a 0.7% decrease in retail unit sales, which decreased revenue by $1.1 million. The $43 increase in comparative average finance and insurance revenue per unit is due to a $55 per unit increase in finance and insurance revenues offset in part by a $12 reduction in average finance and insurance revenue per unit from our Sirius Satellite Radio promotion agreement.

Service and Parts Data			2006 vs. 2005
	2006	2005	Change	% Change
Service and parts revenue	$951.9	$809.3	$142.6	17.6%
Same store service and parts revenue	$854.8	$798.7	$56.1	7.0%

Gross profit	$524.4	$439.7	$84.7	19.3%
Same store gross profit	$470.6	$433.4	$37.2	8.6%

Gross margin	55.1%	54.3%	0.8%	1.5%
Same store gross margin	55.1%	54.3%	0.8%	1.5%

      Revenues

      Service and parts revenue increased $142.6 million, or 17.6%, from 2005 to 2006. The increase is due to an $86.5 million increase from net dealership acquisitions during the period, coupled with a $56.1 million, or 7.0%, increase in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

      Gross Profit

      Service and parts gross profit increased $84.7 million, or 19.3%, from 2005 to 2006. The increase is due to a $47.5 million increase from net dealership acquisitions during the period, coupled with a $37.2 million, or 8.6%, increase in same store gross profit. The same store gross profit increase is due to the $56.1 million, or 7.0%, increase in same store revenues, which increased gross profit by $30.9 million, and an 80 basis point increase in gross margin, which increased gross profit by $6.3 million.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased $134.1 million, or 14.8%, from $905.2 million to $1,039.3 million. The aggregate increase is primarily due to a $90.8 million increase from net dealership acquisitions during the period, coupled with a $43.3 million, or 4.9%, increase in same store SG&A. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 4.4% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our facility improvement and expansion programs. SG&A expenses increased as a percentage of total revenue from 11.8% to 12.0% and increased as a percentage of gross profit from 78.7% to 79.1%.

Depreciation and Amortization

Depreciation and amortization increased $4.6 million, or 15.9%, from $28.8 million to $33.4 million. The increase is due to a $2.0 million increase from net dealership acquisitions during the period, coupled with a $2.6 million, or 9.4%, increase in same store depreciation and amortization. The same store increase is due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

Floor plan interest expense increased $11.6 million, or 31.0%, from $37.5 million to $49.1 million. The increase is due to a $3.5 million increase from net dealership acquisitions during the period, coupled with an $8.1 million, or 22.0%, increase in same store floor plan interest expense. The same store increase is due primarily to a net increase in our weighted average borrowing rate during 2006 compared to 2005.

Other Interest Expense

Other interest expense decreased $1.1 million, or 3.3%, from $35.7 million to $34.6 million. The decrease is due primarily to a decrease in our weighted average borrowing rate during 2006 versus 2005 offset by an increase in our average total outstanding indebtedness in 2006 versus 2005. The decrease in our weighted average borrowing rate is due primarily to the issuance of $375.0 million of 3.5% Convertible Senior Subordinated Notes on January 31, 2006 which was used to repay higher-rate debt under our credit agreements, partially offset by an increase in the interest on our variable rate indebtedness.

Income Taxes

Income taxes increased $4.9 million, or 9.3%, from $52.4 million to $57.3 million. The increase from 2005 to 2006 is due primarily to an increase in pre-tax income versus the prior year, offset in part by a reduction in our overall effective income tax rate.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of September 30, 2006, we had working capital of $184.9 million, including $19.1 million of cash, available to fund our operations and capital commitments. In addition, we had $554.0 million and £43.2 million ($80.9 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.

We paid dividends of five and one half cents per share on March 1, 2005, June 1, 2005 and September 1, 2005, six cents per share on December 1, 2005 and March 1, 2006, and seven cents per share on June 1, 2006 and September 1, 2006. We have declared a cash dividend on our common stock of seven cents per share payable on December 1, 2006 to shareholders of record on November 10, 2006. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

We have grown primarily through the acquisition of automotive dealerships. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions or refinance existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions or refinance existing debt. In certain circumstances, a public equity offering could require the prior approval of certain automobile manufacturers. In connection with any potential significant acquisitions or refinancings, we may be unable to access the capital markets or increase our borrowing capabilities on terms acceptable to us, if at all.

      Inventory Financing

      We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. Outside of the U.S., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR or Euro Interbank Offer Rate. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

      U.S. Credit Agreement

      Our credit agreement with DaimlerChrysler Services Americas LLC and Toyota Motor Credit Corporation, as amended, provides for up to $600.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50.0 million of availability for letters of credit, through September 30, 2009. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%.

  The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before income taxes, depreciation and amortization, (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2006 we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered our current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements.”

  The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. As of September 30, 2006, outstanding borrowings and letters of credit under the U.S. credit agreement amounted to $46.0 million and $12.4 million, respectively.

       U.K. Credit Agreement

  Our subsidiaries in the U.K. (the “U.K. Subsidiaries”) and the Royal Bank of Scotland plc, as agent for National Westminster Bank plc ("RBS"), replaced their existing credit agreement on August 31, 2006, with a five year multi-option credit agreement, a new fixed rate credit agreement and a new seasonally adjusted overdraft line of credit (collectively, the "U.K. Credit Agreement") to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £70,000 in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30,000 funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals commencing on June 30, 2007, through June 30, 2011 and (3) a seasonally adjusted overdraft line of credit for up to £30,000 that bears interest at the Bank of England Base Rate plus 1.00% and matures on August 31, 2011.

  The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2006, we were in compliance with all covenants under the U.K. Credit Agreement, and we believe that we will remain in compliance with such covenants for the foreseeable future. In making such determination, we considered the current margin of compliance with the covenants and the Company’s expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.

  The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of our U.K. Subsidiaries' assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. As of September 30, 2006, outstanding revolving loans under the U.K. Credit Agreement amounted to £70.0 million ($131.1million).

      Senior Subordinated Notes

      We have outstanding $300.0 million aggregate principal amount of 9.625% senior subordinated notes due 2012, referred to as the 9.625% Notes. The 9.625% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and obligations under our floor plan arrangements. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the 9.625% Notes at our option beginning in March 2007 at specified redemption prices. Upon a change of control, each holder of 9.625% Notes will be able to require us to repurchase all or some of the 9.625% Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. As of September 30, 2006, we were in compliance with all negative covenants and there were no events of default.

      Senior Subordinated Convertible Notes

      On January 31, 2006, we issued $375.0 million of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”).The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us. The Convertible Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2006 we were in compliance with all negative covenants and there were no events of default.

Holders may convert based on a conversion rate of 42.2052 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the Convertible Notes falls below, specific thresholds, (2) if the Convertible Notes are called for redemption, (3) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (4) if a fundamental change (as defined) occurs, or (5) during the ten trading days prior to, but excluding, the maturity date. Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, in lieu of shares of our common stock, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the related indenture, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion. If a holder elects to convert its Convertible Notes in connection with certain events that constitute a change of control on or before April 6, 2011, we will pay, to the extent described in the related indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes.

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

        Share Repurchase

      In connection with the issuance of the Convertible Notes discussed above, we repurchased 1,000,000 shares of our outstanding common stock on January 26, 2006 for $18.96 million, or $18.955 per share.

      Interest Rate Swaps

      We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR-based U.S. floor plan borrowings. As of September 30, 2006, we expected approximately $0.6 million associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

      Other Financing Arrangements

      We expect to enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to a third-party and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

      Off-Balance Sheet Arrangements

      We are not party to any off-balance sheet arrangements.

Cash Flows

We have restated our 2005 consolidated statement of cash flows to reflect the repayment of floor plan obligations in connection with acquisitions and dispositions as cash transactions to comply with guidance under SFAS No. 95, “Statement of Cash Flows.” More specifically, with respect to acquisitions, we restated our consolidated statement of cash flows to reflect the repayment of seller floor plan notes payable obligations by our floor plan lenders as additional cost of dealership acquisitions with the corresponding borrowings of floor plan notes payable reflected as floor plan notes payable-non-trade. Similarly, with respect to dispositions, we restated our consolidated statement of cash flows to reflect the repayment of our floor plan notes payable by the purchaser’s floor plan lender as additional transaction proceeds with corresponding repayments of floor plan notes payable reflected as floor plan notes payable trade or non-trade, as appropriate. Previously, all such activity was treated as a non-cash acquisition or disposition of inventory and floor plan notes payable. As a result, the consolidated condensed statement of cash flows for the nine months ended September 30, 2005 has been restated. A summary of the significant effects of the restatement follows:

Nine Months Ended
September 30,
2005
Net cash from continuing operating activities as previously reported	$137,316
Discontinued operations	(8,780)
Recognition of floorplan balances as cash transactions	34,205
Net cash from continuing operating activities, as restated	$162,741

Net cash from continuing investing activities as previously reported	$(155,010)
Discontinued operations	(486)
Recognition of floorplan balances as cash transactions	(35,853)
Net cash from continuing investing activities, as restated	$(191,349)

Net cash from continuing financing activities as previously reported	$(17,818)
Discontinued operations	2,556
Recognition of floorplan balances as cash transactions	1,648
Net cash from continuing financing activities, as restated	$(13,614)

Cash and cash equivalents increased by $10.1 million and decreased by $18.5 million during the nine months ended September 30, 2006 and 2005, respectively. The major components of these changes are discussed below.

     Cash Flows from Continuing Operating Activities

      Cash provided by continuing operating activities was $239.3 million and $162.7 million during the nine months ended September 30, 2006 and 2005, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.

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

	Nine Months Ended September 30,
	2006	2005

Net cash from operating activities as reported	$239,342	162,741
Floor plan notes payable - non-trade as reported	29,539	(47,914)
Net cash from operating activities including all floor plan notes payable	$268,881	114,827

     Cash Flows from Continuing Investing Activities

      Cash used in continuing investing activities was $457.2 million and $191.3 million during the nine months ended September 30, 2006 and 2005, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $150.7 million and $165.4 million during the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $62.8 million and $71.2 million during the nine months ended September 30, 2006 and 2005, respectively. Cash used in business acquisitions, net of cash acquired, was $369.3 million and $97.1 million during the nine months ended September 30, 2006 and 2005, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $114.3 million and $35.9 million during the nine months ended September 30, 2006 and 2005, respectively.

      Cash Flows from Continuing Financing Activities

      Cash provided by continuing financing activities was $220.5 million during the nine months ended September 30, 2006. Cash used in continuing financing activities was $13.6 million during the nine months ended September 30, 2005. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net borrowings of long-term debt of $223.2 million and $45.6 million during the nine months ended September 30, 2006 and 2005, respectively. We had net borrowings of floor plan notes payable non-trade of $29.5 million during the nine months ended September 30, 2006 and net repayments of floor plan notes payable non-trade of $47.9 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we paid $12.6 million of deferred financing costs relating to various financings. During the nine months ended September 30, 2006 and 2005, we received proceeds of $18.0 million and $4.0 million, respectively, from the issuance of common stock, including tax benefits. In connection with the issuance of the Convertible Notes, we repurchased 1,000,000 shares of our outstanding common stock for $19.0 million. During the nine months ended September 30, 2006 and 2005, we paid $18.6 million and $15.3 million, respectively, of cash dividends to our stockholders.

      Commitments

      We are party to a joint venture agreement with respect to one of the Company’s franchises pursuant to which we are required to repurchase our partner’s interest in July 2008. We expect this payment to be approximately $4.0 million.

Related Party Transactions

      Stockholders Agreement

      Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 40% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 16% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

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

We and Penske Corporation have entered into a joint insurance agreement which provides that, with respect to our joint insurance policies (which includes our property policy), available coverage with respect to a loss shall be paid to each party as stipulated in the policies. In the event of losses by us and Penske Corporation in excess of the limit of any policy during a policy period, the total policy proceeds shall be allocated based on the ratio of premiums paid.

       We have entered into joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

From time to time, we enter into joint venture relationships in the ordinary course of business, through which we acquire dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2006, our joint venture relationships were as follows:
Location	Dealerships	Ownership Interest

Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche	91.70%	(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00%	(B)
Tysons Corner, Virginia	Mercedes-Benz, Maybach,	90.00%	(B)(C)
	Aston Martin, Audi, Porsche
Las Vegas, Nevada	Ferrari, Maserati	50.00%	(D)
Mentor, Ohio	Honda	75.00%	(B)
Munich, Germany	BMW, MINI	50.00%	(D)
Frankfurt, Germany	Lexus, Toyota	50.00%	(D)
Achen, Germany	Audi, Volkswagen, Lexus, Toyota	50.00%	(D)
Mexico	Toyota	48.70%	(D)
Mexico	Toyota	45.00%	(D)
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

We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on the prime rate, LIBOR or Euro Interbank Offer Rate. Such rates have historically increased during periods of increasing inflation.

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

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, higher interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulations which may adversely affect our profitability;

•
if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our U.K. dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to additional competition from other local dealerships in the U.K.;

•	our automotive dealerships are subject to environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the United States subject our profitability to fluctuations relating to changes in foreign currency valuations;

•	we are a holding company and, as a result, rely on the receipt of payments from our subsidiaries in order to meet our cash needs and service our indebtedness;

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

      Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our credit agreements bear interest at variable rates based on a margin over defined benchmarks. Based on the amount outstanding as of September 30, 2006, a 100 basis point change in interest rates would result in an approximate $1.6 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined benchmarks. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the nine months ended September 30, 2006, a 100 basis point change in interest rates would result in an approximate $10.7 million change to our annual interest expense.

Interest rate fluctuations affect the fair market value of our swaps and fixed rate debt, including the 9.625% Notes, the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of September 30, 2006, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $265.3 million change to our revenues for the three months ended September 30, 2006.

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

      Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.

Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2006. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our third quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  — OTHER INFORMATION

Item 6.	Exhibits

4.1
Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.1 to our Form 8-K filed on September 5, 2006).

4.2
Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.2 to our Form 8-K filed on September 5, 2006).

4.3
Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).

4.4
Extension Notice dated September 25, 2006, among us, DaimlerChrysler Financial Services Americas, LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed on September 27, 2006).

	12	Computation of Ratio of Earnings to Fixed Charges
	31	Rule 13a-14(a)/15(d)-14(a) Certifications
	32	Section 1350 Certifications

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

Date: November 8, 2006	By:	/s/ Roger S. Penske
Roger S. Penske
Chief Executive Officer

Date: November 8, 2006	By:	/s/ James R. Davidson
James R. Davidson
Executive Vice President — Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibits
Number:	Description

4.1
Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.1 to our Form 8-K filed on September 5, 2006).

4.2
Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.2 to our Form 8-K filed on September 5, 2006).

4.3
Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).

4.4
Extension Notice dated September 25, 2006, among us, DaimlerChrysler Financial Services Americas, LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed on September 27, 2006).

12	Computation of Ratio of Earnings to Fixed Charges
31	Rule 13a-14(a)/15(d)-14(a) Certifications
32	Section 1350 Certifications