Form 10-K
period 2006-12-31
UNITED AUTO GROUP INC
filed 2007-03-01
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

     The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2006 was $862,144,726.

     As of February 19, 2007, there were 94,471,686 shares of voting common stock outstanding.

Documents Incorporated by Reference

     Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2007 Annual Meeting of the Stockholders to be held May 3, 2007 are incorporated by reference into Part III, Items 10-14.

Items		Page

PART I
1.	Business	1
1A.	Risk Factors	16
1B.	Unresolved Staff Comments	25
2.	Properties	25
3.	Legal Proceedings	25
4.	Submission of Matters to a Vote of Security Holders	25

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
6.	Selected Financial Data	26
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
7A.	Quantitative and Qualitative Disclosures About Market Risk	47
8.	Financial Statements and Supplementary Data	48
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
9A.	Controls and Procedures	48
9B.	Other Information	49

PART III
10.	Directors and Executive Officers and Corporate Governance
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions, and Director Independence
14.	Principal Accountant Fees and Services

PART IV
15.	Exhibits and Financial Statement Schedules	50
Computation of Ratio of Earnings to Fixed Charges
Subsidiary List
Consent of Deloitte & Touche LLP
Consent of KPMG Audit Plc.
Certification
Certification
Section 1350 Certifications

i

PART I

Item 1.	Business

We are the second largest automotive retailer in the United States as measured by total revenues and have the highest concentration of revenues from foreign and premium brands among the publicly-traded automotive retailers. As of February 1, 2007, we owned and operated 169 franchises in the United States and 145 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands, with 93% of our total revenue in 2006 generated from the sales of foreign brands such as Audi, BMW, Honda, Lexus, Mercedes and Toyota. Sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, represented 62% of our total revenue. In addition to selling new and used vehicles, we offer a full range of maintenance and repair services, and we facilitate the placement of third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

We benefit from our diversified revenue stream, which we believe helps to mitigate the historical cyclicality found in some other automotive sectors. Revenues from higher margin service and parts sales are typically less cyclical than retail vehicle sales, and generate the largest part of our gross profit. The following graphic shows the percentage of our retail revenues by product area and their respective contribution to our overall gross profit in 2006:

Revenue Mix	Gross Profit Mix

Business Strategy

Our strategy is to sell and service outstanding vehicle brands in premium facilities. We believe offering our customers superior customer service in a premium location fosters a long-term relationship, which helps generate repeat and referral business, particularly in our higher-margin service and parts business. We believe our focus on developing a loyal customer base has helped to increase our profitability and generate additional service and parts sales. In addition, our large number of dealerships, geographically concentrated by region, allows us the opportunity to achieve cost savings and implement best practices, while also providing access to a broad base of potential acquisitions.

Offer Outstanding Brands in Premium Facilities

We have the highest concentration of revenues from foreign and premium brands among the publicly-traded automotive retailers. We believe our brand mix has helped us to increase same-store revenue and gross profits, as foreign vehicle brands have gained market share in recent years in the markets where we operate.

The following chart reflects our percentage of total revenues by brand in 2006:

We sell and service these brands in our premium facilities. We believe the experience we offer customers in our facilities drives repeat and referral business, particularly in our higher margin service and parts operations. Where advantageous, we attempt to aggregate our dealerships in a campus or group setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of the brands at the location. This strategy also creates an opportunity to reduce personnel expenses and administrative expenses, and leverage operating expenses over a larger base of dealerships. We believe this strategy has enabled us to consistently achieve new unit vehicle sales per dealership that are significantly higher than industry averages for most of the brands we sell.

The following is a list of our larger dealership campuses or groups:

			2006
			Revenue
Location	Square Feet	Service Bays	(millions)	Franchises

North Scottsdale, Arizona	450,000	226	$585.3	Acura, Audi, BMW, Jaguar, Land Rover, MINI, Porsche, Volkswagen, Volvo
Scottsdale, Arizona	132,000	180	$300.5	Aston Martin, Audi, Bentley, Ferrari, Jaguar, Land Rover, Lexus, Maserati, Rolls-Royce
San Diego, California	348,000	232	$697.4	Acura, Aston Martin, BMW, Jaguar, Lexus, Maybach, Mercedes-Benz, Scion, Toyota
Fayetteville, Arkansas	122,000	119	$258.2	Acura, Chevrolet, Honda, HUMMER, Scion, Toyota
Tyson’s Corner, Virginia	191,000	138	$270.8	Audi, Aston Martin, Maybach, Mercedes-Benz, Porsche
Inskip, Rhode Island*	319,000	151	$383.2	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, Nissan, Porsche, Volvo
Turnersville, New Jersey*	303,000	177	$361.0	Acura, BMW, Cadillac, Chevrolet, Honda, HUMMER, Hyundai, Nissan, Scion, Toyota

*	Ongoing renovations expected to be complete by the fourth quarter of 2007

Our Scottsdale 101 Auto Mall features nine separate showrooms and franchises with over 450,000 square feet of facilities. Typically, customers may choose from an inventory of over 1,500 new and used vehicles, and have access to approximately 226 service bays with the capacity to service approximately 1,000 vehicles per day. This campus also features an on/off road test course where customers may experience the uniqueness of the brands offered. We will continue to evaluate other opportunities to aggregate our facilities to reap the benefits of a destination location.

  Expand Revenues at Existing Locations and Increase Higher-Margin Businesses

We aim to increase our existing business by generating additional revenue at existing dealerships, with a particular focus on developing our higher-margin businesses such as finance, insurance and other products and service, parts and collision repair services.

Increase Same-Store Sales.  We believe our emphasis on improving customer service and upgrading our facilities should result in continued increases in same-store sales. We have modernized many of our facilities and added numerous additional service bays in order to better accommodate our customers.

Grow Finance, Insurance and Other Aftermarket Revenues.  Each sale of a vehicle provides us the opportunity to assist in financing the sale, selling the customer a third party extended service contract or insurance product, or selling other aftermarket products, such as entertainment systems, security systems, satellite radio and protective coatings. In order to improve our finance and insurance business, we focus on enhancing and standardizing our salesperson training programs, increasing our product offerings and standardizing our selling process.

Expand Service and Parts and Collision Repair Revenues.  In recent years, we have added numerous service bays at our dealerships in an effort to expand this higher-margin element of our business. Many of today’s vehicles are complex and require sophisticated equipment and specially trained technicians to perform certain services. Unlike independent service shops, our dealerships are authorized to perform this work and manufacturer warranty work. We believe that our premium brand-mix and the complexity of today’s vehicles, together with our focus on customer service and superior facilities, contribute to our service and parts revenue increases. We also operate 26 collision repair centers. As each of these is operated as an integral part of our dealership operations, the repair centers benefit from the dealerships’ repeat and referral business.

  Continue Growth through Targeted Acquisitions

We believe that attractive acquisition opportunities exist in the United States for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The U.S. automotive retail market provides us with significant growth opportunities as the top ten industry participants represented less than 10% of new vehicle industry sales in 2006. We seek to acquire dealerships with high growth automotive brands in highly concentrated or rapidly growing demographic areas. We focus both on larger dealership operations that will benefit from our management assistance, manufacturer relations and scale of operations, as well as individual dealerships that can be effectively integrated into our existing operations.

One of the unique attributes of our operations versus our peers is our diversification outside the United States. Approximately 32% of our consolidated revenue for 2006 was generated from operations located outside the United States and Puerto Rico, predominately in the United Kingdom. In 2006, we acquired and integrated 40 additional franchises in the United Kingdom. According to industry data, in 2005 the United Kingdom represented the second largest automotive market in Western Europe with approximately 2.5 million new car registrations and revenues exceeding $250 billion in aggregate annual new vehicle, used vehicle and service and parts sales. Although dealerships in the United Kingdom are typically smaller than those in the United States, they offer similar services to customers. Our brand mix in the United Kingdom is largely premium. As of December 31, 2006, we believe we were the largest volume Audi, BMW, Lexus, Mercedes Benz and Toyota dealer in this market. Additionally, we operate a number of dealerships in Germany, some in the form of joint ventures with strong local partners, which sell and service Aston Martin, Audi, BMW, Ferrari, Lexus, MINI, Toyota, Volkswagen and other premium brands. We believe attractive acquisition opportunities exist in the United Kingdom and Germany, similar to those available in the United States.

  Strengthen Customer Loyalty

Our ability to generate and maintain repeat and referral business depends on our ability to deliver superior customer service. We believe that customer loyalty contributes directly to increases in same-store sales. By offering outstanding brands in premium facilities, “one-stop” shopping convenience, competitive pricing and a well-trained and knowledgeable sales staff, we aim to establish lasting relationships with our customers, which enhances our reputation in the community and creates the opportunity for significant repeat and referral business. We believe our low and steadily decreasing employee turnover has been critical to furthering our customer relationships. Additionally, we monitor customer satisfaction data accumulated by manufacturers to track the performance of dealership operations and use it as a factor in determining the compensation of general managers and sales and service personnel in our dealerships.

  Maintain Diversified Revenue Stream and Variable Cost Structure

We believe that our diversified revenue mix may mitigate the historical cyclicality found in some automotive sectors, and that demand for our higher-margin service and parts business is less affected by economic cycles than demand for new vehicles as consumers are likely to service their vehicles in spite of difficult economic times. Our dealership operations are also diversified both in terms of the brands of vehicles they offer and geographic location, as we operate 169 dealerships in nineteen states in the U.S. and 145 dealerships outside the U.S., predominately in the United Kingdom, which generated approximately 31% of our revenue in 2006. In addition, a significant percentage of our operating expenses are variable, including sales compensation, floor plan interest expense (inventory-secured financing) and advertising, which we believe we can adjust over time to reflect economic trends.

  Leverage Scale and Implement “Best Practices”

As the nation’s second largest automotive retailer, we aim to build scale in many of the markets where we have dealership operations. Our desire is to reduce or eliminate redundant operating costs such as accounting, information technology systems and general administrative costs. In addition, we seek to leverage our industry knowledge and experience to foster communication and cooperation between like brand dealerships throughout our organization. Senior management and dealership management meet regularly to review the operating performance of our dealerships, examine industry trends and, where appropriate, implement specific operating improvements. Key financial information is discussed and compared to other dealerships across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization so that each of our dealerships can benefit from the successes of our other dealerships and the knowledge and experience of our senior management.

  smart Distributorship

In 2006, we were named by smart GmbH, an affiliate of Mercedes Benz, as the exclusive distributor of the smart for two vehicles in United States and Puerto Rico. Smart GmbH has sold over 770,000 for two vehicles outside the United States. We expect the first vehicles to be available for U.S. distribution in the first quarter of 2008. As distributor, we are responsible for qualifying and awarding potential dealers and developing and maintaining a smart vehicle dealership network throughout the United States and Puerto Rico.

  Industry Overview

With revenues of approximately $1 trillion per year, the automotive retail industry is the largest retail trade sector in the United States. The majority of automotive retail sales in 2005 were generated by the approximately 21,500 U.S. franchised dealerships, producing revenues of approximately $700 billion. The industry is highly fragmented and largely privately held, with the publicly held automotive retail groups accounting for less than 10% of the total industry revenue.

Of the close to $700 billion in U.S. franchised dealer aggregate annual sales in 2005, new vehicle sales represent approximately 60% and used vehicle sales represent approximately 28%. In addition to new and used vehicles, dealerships offer a wide range of higher-margin products and services, including service and repair work, replacement parts, extended service contracts, and financing and credit insurance, which collectively represent the remaining 12% of total industry revenues.

According to industry data, the number of U.S. franchised dealerships has declined from approximately 24,000 in 1990 to approximately 21,500 today. Although significant consolidation has already taken place, the industry today remains highly fragmented, with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. We believe that further consolidation in the industry is likely due to increased capital requirements of dealerships, the limited number of viable alternative exit strategies for dealership owners, and the desire of certain manufacturers to strengthen their brand identity by consolidating their franchised dealerships. According to industry data, in 2005 the United Kingdom represented the second largest automotive market in Western Europe with approximately 2.5 million new car registrations and revenues exceeding $250 billion in aggregate annual new vehicle, used vehicle and service and parts sales.

New vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability and consumer confidence. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers to declines in new vehicle sales. We believe this may be due to the retailers’ more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable, relating to sales personnel, advertising and inventory finance cost) and more diversified revenue stream. In addition, automobile manufacturers may increase dealer incentives when sales are slow, in part to meet production quotas, which further increases the volatility in profitability for automobile manufacturers and may help to decrease volatility for automotive retailers.

Acquisitions

We have completed a number of dealership acquisitions since January 2004. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships acquired or opened since January 2004:

Date Opened
Dealership	or Acquired	Location	Franchises

U.S.
Penske Cadillac South Bay	1/04	Torrance, CA	Cadillac
Penske HUMMER South Bay	4/04	Torrance, CA	HUMMER
Ferrari Maserati of Central New Jersey	7/04	Edison, NJ	Ferrari, Maserati
Mercedes-Benz of Chandler	7/04	Chandler, AZ	Mercedes-Benz
Capitol Honda	8/04	San Jose, CA	Honda
Honda North	8/04	Clovis, CA	Honda
Marin Honda	8/04	Corte Madera, CA	Honda
Los Gatos Acura	8/04	Los Gatos, CA	Acura
Maserati of Cleveland	8/04	Bedford, OH	Maserati
Honda Mall of Georgia	1/05	Buford, GA	Honda
Jaguar of Tulsa	1/05	Tulsa, OK	Jaguar
United Ford North	1/05	Tulsa, OK	Ford
United Ford South	1/05	Tulsa, OK	Ford
HUMMER of Turnersville	5/05	Turnersville, NJ	HUMMER
Inskip Nissan	7/05	Warwick, RI	Nissan
Stevens Creek Porsche Audi	10/05	San Jose, CA	Audi Porsche
Acura of Escondido	1/06	Escondido, CA	Acura
Aston Martin San Diego	1/06	San Diego, CA	Aston Martin
Audi of Escondido	1/06	Escondido, CA	Audi
Honda Mission Valley	1/06	San Diego, CA	Honda
Honda of Escondido	1/06	Escondido, CA	Honda

Date Opened
Dealership	or Acquired	Location	Franchises

Jaguar Kearny Mesa	1/06	San Diego, CA	Jaguar
Kearny Mesa Acura	1/06	San Diego, CA	Acura
Mazda of Escondido	1/06	Escondido, CA	Mazda
United HUMMER of Tulsa	1/06	Tulsa, OK	HUMMER
Motorwerks BMW/MINI	5/06	Minneapolis, MN	BMW/MINI
West Palm Subaru	7/06	West Palm Beach, FL	Subaru
Triangle Nissan del Oeste	7/06	Puerto Rico	Nissan
Cadillac of Turnersville	11/06	Turnersville, NJ	Cadillac

Outside the U.S.
Kings Cheltenham & Gloucester	5/04	Gloucester, England	Chrysler Jeep
Bentley Edinburgh	7/04	Lothian, Scotland	Bentley
Graypaul Edinburgh	7/04	Lothian, Scotland	Ferrari, Maserati
Guildford Audi	7/04	Surrey, England	Audi
Porsche Centre Edinburgh	7/04	Lothian, Scotland	Porsche
Porsche Centre Glasgow	7/04	Strathclyde, Scotland	Porsche
Reading Audi	7/04	Berkshire, England	Audi
Slough Audi	7/04	Berkshire, England	Audi
Tamsen GmbH (Bremen)	7/04	Bremen/Hamburg, Germany	Aston Martin, Bentley, Ferrari, Lamborghini, Maserati, Rolls Royce
West London Audi	7/04	Middlesex, England	Audi
Harrogate Audi	10/04	Harrogate, England	Audi
Toyota World Tamworth	10/04	Staffordshire, England	Toyota
Kings Swindon	4/05	Swindon, England	Chrysler, Jeep, Dodge
Lexus of Milton Keynes	11/05	Milton Keynes, England	Lexus
BMW/ Mini Sunningdale	1/06	Berkshire, England	BMW, MINI
Guy Salmon Jaguar Ascot	1/06	Berks, England	Jaguar
Guy Salmon Jaguar Gatwick	1/06	West Sussex, England	Jaguar
Guy Salmon Jaguar Medway	1/06	Kent, England	Jaguar
Guy Salmon Land Rover Ascot	1/06	Berks, England	Land Rover
Guy Salmon Land Rover Gatwick	1/06	West Sussex, England	Land Rover
Guy Salmon Land Rover Medway	1/06	Kent, England	Land Rover
Guy Salmon Land Rover Wessex	1/06	Portsmouth, England	Land Rover
Honda Redhill	1/06	Surrey, England	Honda
Kings Bristol Chrysler Jeep Dodge	1/06	Bristol, England	Chrysler, Jeep, Dodge
Rolls Royce Sunningdale	1/06	Berkshire, England	Rolls Royce
Sytner Coventry	1/06	West Midlands, England	BMW, MINI
Lamborghini Birmingham	6/06	Birmingham, England	Lamborghini
Lamborghini Edinburgh	6/06	Edinburgh, Scotland	Lamborghini
Autohaus Augsburg	8/06	Augsburg, Germany	BMW(4), MINI
Kings Chrysler Jeep Dodge Newcastle	8/06	Cleveland, England	Chrysler, Jeep, Dodge
Kings Chrysler Jeep Dodge Stockton	8/06	Stockton-on-Tees, England	Chrysler, Jeep, Dodge
Mercedes-Benz of Carlisle	8/06	Cumbria, England	Mercedes-Benz
Mercedes-Benz of Newcastle	8/06	Cleveland, England	Mercedes-Benz
Mercedes-Benz of Stockton	8/06	Stockton-on-Tees, England	Mercedes-Benz
Mercedes-Benz of Sunderland	8/06	Sunderland, England	Mercedes-Benz
Rydale BMW/MINI Cardiff	8/06	South Glamorgan, Wales	BMW/MINI

Date Opened
Dealership	or Acquired	Location	Franchises

Rydale BMW/MINI Central	8/06	West Midlands, England	BMW/MINI
Rydale BMW/MINI Newport	8/06	Newport, South Wales	BMW/MINI
Rydale BMW/MINI Sutton	8/06	West Midlands, England	BMW/MINI
Rydale BMW/MINI Warley	8/06	West Midlands, England	BMW/MINI

In 2005 and 2006, we disposed of 22 and 23 dealerships, respectively, that we believe were not integral to our strategy or operations. We expect to continue to pursue acquisitions, selected dispositions and related transactions in the future.

Dealership Operations

Franchises.  The following charts reflect our franchises by location and our dealership mix by franchise as of February 1, 2007:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total

Arizona	20	Daimler Chrysler	22	39	61
Arkansas	14	Toyota/Lexus	34	13	47
California	26	Ford/PAG	21	24	45
Connecticut	4	BMW/MINI	10	35	45
Florida	10	General Motors	18	—	18
Georgia	4	Honda/Acura	26	1	27
Indiana	2	Nissan/Infiniti	9	—	9
Michigan	8	Audi	7	8	15
Minnesota	2	Porsche	5	4	9
Mississippi	2	Others	17	21	38

Nevada	2	Total	169	145	314

New Jersey	19
New York	4
Ohio	7
Oklahoma	9
Puerto Rico	15
Rhode Island	10
Tennessee	3
Texas	3
Virginia	5

Total Domestic	169
United Kingdom	130
Germany	15

Total Foreign	145

Total Worldwide	314

Management.  Each dealership or group of dealerships has independent operational and financial management responsible for day-to-day operations. We believe experienced local managers are better qualified to make day-to-day decisions concerning the successful operation of a dealership and can be more responsive to our customers’ needs. We seek local dealership management that not only has experience in the automotive industry, but also is familiar with the local dealership’s market. We also have regional management that oversees operations at the individual dealerships and supports the dealerships operationally and administratively.

New Vehicle Retail Sales.  In 2006, we sold 183,370 new vehicles which generated 60.8% of our retail revenue and 32.3% of our retail gross profit. We sell over forty brands of domestic and import family, sports and premium cars, light trucks and sport utility vehicles through 314 franchises in nineteen U.S. states, Puerto Rico, the U.K. and Germany. As of February 1, 2007, we sold the following brands: Acura, Alpina, Aston Martin, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Dodge, Ferrari, Ford, GMC Truck, Honda, HUMMER, Hyundai, Infiniti, Jaguar, Jeep, Lamborghini, Land Rover, Lexus, Lincoln-Mercury, Lotus, Maybach, Mazda, Maserati, Mercedes Benz, MINI, Nissan, Pontiac, Porsche, Rolls Royce, Bentley, SAAB, Scion, smart, Subaru, Suzuki, Toyota, Volvo and Volkswagen.

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

Our new vehicles are typically acquired by our dealerships directly from the manufacturer. We strive to maintain good relations with the automotive manufacturers, which we believe is supported by our long-term presence in the automotive retail market, the reputation of our management team and our consistent high sales volume from our dealerships. Our dealerships finance the purchase of new vehicles from the manufacturers through floor plan financing provided by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales.  In 2006, we sold 88,723 used vehicles, which generated 24.7% of our retail revenue and 12.7% of our retail gross profit. We generally acquire used vehicles from various sources including, auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. Leased vehicles returned at the end of the lease provide us with low mileage, late model vehicles for our used vehicle sales operations. We clean, repair and recondition, as necessary, all used vehicles we acquire for resale generally at our own service facilities.

We believe growth opportunities relating to used vehicle sales exist in part because of the availability of high-quality, low-mileage, late model used vehicles, along with the proliferation of manufacturer certification processes for these vehicles. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Since warranty work can only be performed at franchised dealerships, we believe we may benefit from the opportunity to retain these customers as service and parts customers. In addition, we offer for sale third-party extended service contracts on all of our used vehicles.

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

Vehicle Finance, Extended Service and Insurance Sales.  Finance and insurance sales represented 2.4% of our retail revenue and 14.7% of our retail gross profit in 2006. At our customers’ option, our dealerships can arrange third-party financing for our customers’ vehicle purchases. As compensation we receive a portion of the cost of financing paid by the customer for each financed sale. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances such as default under a financing arrangement or other circumstances. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations. We also impose limits on the amount of revenue per transaction we may receive from certain finance products as part of our compliance efforts. We also offer for sale other aftermarket products, such as Sirius Satellite Radio, cellular phones, security systems and protective coatings.

We offer our customers various vehicle warranty and extended protection products, including extended warranties, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), lease “wear and tear” insurance and theft protection products at competitive prices. The vehicle warranty and extended protection products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. We also are subject to chargebacks in connection with the sale of certain of these products.

Service and Parts Sales.  Service and parts sales represented 12.1% of our retail revenue and 40.3% of our retail gross profit in 2006. We generate service and parts sales for warranty and non-warranty work at each of our dealerships, primarily relating to the vehicle models sold at that dealership. Our service and parts revenues have increased each year, we believe in large part due to our increased service capacity, coupled with the increasingly complex technology used in vehicles, which makes it difficult for independent repair facilities to maintain and repair today’s automobiles. As part of our agreements with our manufacturers, we obtain all the necessary equipment required by the manufacturer to service and maintain each make of vehicle sold at each of our dealerships.

A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience for our customers. We also operate 26 collision repair centers, each of which is operated as an integral part of our dealership operations.

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

In the U.S., all of our dealership websites are presented in common formats (except where otherwise required by manufacturers) which helps to minimize costs and provide a consistent image across dealerships. In addition, many automotive manufacturers’ websites provide links to our dealership websites.

The Internet is generating better-informed consumers and improving the efficiency of the sales process. Using our dealership websites, consumers can review our inventory for vehicles that meet their model and feature requirements and price range. Our websites provide detailed information for the purchase process, including photos, prices, promotions, specifications, reviews, tools to schedule service appointments and financial applications. We believe these features make it easier for consumers to meet all of their automotive research needs. Customers can contact dedicated Internet sales consultants on line via www.unitedauto.com or the dealership websites.

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

Outside the U.S.  Sytner Group, our U.K. subsidiary, is one of the leading retailers of premium vehicles in the U.K. As of February 1, 2007, Sytner operated 130 franchises, including: Alpina, Audi, Bentley, BMW, Chrysler, Dodge, Ferrari, Honda, Jaguar, Jeep, Lamborghini, Land Rover, Lexus, Maserati, Mercedes-Benz, MINI, Porsche, Rolls Royce, Saab, smart, Toyota, and Volvo. Revenues attributable to Sytner Group for the years ended December 31, 2006, 2005 and 2004 were $3.4 billion, $2.8 billion and $2.4 billion, respectively. Our other operations outside the U.S. consist of fifteen wholly-owned franchises in Germany, as well as joint venture investments in Germany and Mexico which operate 25 franchises representing Audi, BMW, Lexus, MINI, Toyota, and Volkswagen.

The following is a list of all of our dealerships as of February 1, 2007:

U.S. DEALERSHIPS

ARIZONA
Acura North Scottsdale
Audi North Scottsdale
BMW North Scottsdale
Jaguar North Scottsdale
Jaguar Scottsdale
Land Rover North Scottsdale
Land Rover Scottsdale
Lexus of Chandler
Mercedes-Benz of Chandler
MINI North Scottsdale
Porsche North Scottsdale
Rolls-Royce Scottsdale
Scottsdale Aston Martin
Scottsdale Audi
Scottsdale Bentley
Scottsdale Ferrari Maserati
Scottsdale Lexus
Tempe Honda
Volkswagen North Scottsdale
Volvo North Scottsdale

ARKANSAS
Acura of Fayetteville
Chevrolet/HUMMER of Fayetteville
Honda of Fayetteville
Landers Chevrolet HUMMER
Landers Chrysler Jeep Dodge
Landers Ford Lincoln Mercury
Toyota-Scion of Fayetteville

CALIFORNIA
Acura of Escondido
Aston Martin of San Diego
Audi Escondido
Audi Stevens Creek
BMW of San Diego
Capitol Honda
Cerritos Buick Pontiac HUMMER GMC
Honda Mission Valley
Honda North
Honda of Escondido
Jaguar Kearny Mesa
Kearny Mesa Acura
Kearny Mesa Toyota-Scion
Lexus Kearny Mesa
Los Gatos Acura
Marin Honda
Mazda of Escondido
Mercedes-Benz of San Diego
(& Maybach)
Penske Cadillac HUMMER South Bay
Porsche of Stevens Creek

CONNECTICUT
Audi of Fairfield
Honda of Danbury
Mercedes-Benz of Fairfield
Porsche of Fairfield

FLORIDA
Central Florida Toyota-Scion
Citrus Chrysler Jeep Dodge
Palm Beach Mazda
Palm Beach Subaru
Palm Beach Toyota-Scion
West Palm Nissan

GEORGIA
Atlanta Toyota-Scion
Honda Mall of Georgia
United BMW of Gwinnett
United BMW of Roswell

INDIANA
Penske Chevrolet
Penske Honda

MICHIGAN
Honda Bloomfield
Rinke Cadillac
Rinke Pontiac GMC Truck
Rinke Toyota-Scion
Toyota-Scion of Waterford

MINNESOTA
Motorwerks BMW/MINI

MISSISSIPPI
Landers Dodge
Landers Nissan

NEW JERSEY
Acura of Turnersville
BMW of Turnersville
Chevrolet HUMMER Cadillac of Turnersville
DiFeo BMW
Ferrari Maserati of Central New Jersey
Gateway Toyota-Scion
Honda of Turnersville
Hudson Nissan
Hudson Toyota-Scion
Hyundai of Turnersville
Lexus of Bridgewater
Nissan of Turnersville
Toyota-Scion of Turnersville

NEW YORK
Honda of Nanuet
Mercedes-Benz of Nanuet
Westbury Toyota-Scion

NEVADA
Penske Wynn Ferrari Maserati

OHIO
Honda of Mentor
Infiniti of Bedford
Maserati of Cleveland
Mercedes-Benz of Bedford
Nissan of North Olmsted
Toyota-Scion of Bedford

OKLAHOMA
Jaguar of Tulsa
Lincoln Mercury of Tulsa (4111 S Memorial)
Lincoln Mercury of Tulsa (9607 S Memorial)
United Ford North
United Ford South
United HUMMER of Tulsa
Volvo of Tulsa

RHODE ISLAND
Inskip Acura
Inskip Audi
Inskip Autocenter (Mercedes-Benz)
Inskip Bentley Providence
Inskip BMW
Inskip Infiniti
Inskip Lexus
Inskip Nissan
Inskip Porsche
Inskip Volvo

TENNESSEE
Landers Ford of Memphis
Wolfchase Toyota-Scion

TEXAS
BMW of Austin
Goodson Honda North
Goodson Honda West

VIRGINIA
Aston Martin of Tysons Corner
Audi of Tysons Corner
Mercedes-Benz of Tysons Corner
(& Maybach)
Porsche of Tysons Corner

NON-U.S. DEALERSHIPS

UNITED KINGDOM
Bentley Lamborghini Birmingham
Bentley Lamborghini Edinburgh
Bentley Manchester
Bradford Audi
Graypaul Edinburgh (Ferrari/Maserati)
Graypaul Nottingham (Ferrari/Maserati)
Guildford Audi
Guy Salmon Jaguar Ascot
Guy Salmon Jaguar Coventry
Guy Salmon Jaguar Gatwick
Guy Salmon Jaguar Maidstone
Guy Salmon Jaguar Northampton
Guy Salmon Jaguar Oxford
Guy Salmon Jaguar Stratford (After Sales)
Guy Salmon Jaguar Thames Ditton
Guy Salmon Land Rover Ascot
Guy Salmon Land Rover Coventry
Guy Salmon Land Rover Gatwick
Guy Salmon Land Rover Knutsford
Guy Salmon Land Rover Leeds
Guy Salmon Land Rover Maidstone
Guy Salmon Land Rover Portsmouth
Guy Salmon Land Rover Sheffield
Guy Salmon Land Rover Stockport
Guy Salmon Land Rover Stratford- upon-Avon
Guy Salmon Land Rover Thames Ditton
Guy Salmon Land Rover Wakefield
Harrogate Audi
Kings Bristol Chrysler Jeep Dodge
Kings Cheltenham & Gloucester (Chrysler, Jeep, Dodge)
Kings Manchester (Chrysler, Jeep, Dodge)
Kings Swindon (Chrysler, Jeep, Dodge)
Leeds Audi
Lexus Birmingham
Lexus Bristol
Lexus Cardiff
Lexus Leicester
Lexus Milton Keynes	Lexus Oxford
Mayfair Audi
Mercedes-Benz of Bath
Mercedes-Benz of Bedford
Mercedes-Benz of Carlisle
Mercedes-Benz of Cheltenham and Gloucester
Mercedes-Benz of Cribbs Causeway
Mercedes-Benz of Kettering
Mercedes-Benz of Milton Keynes
Mercedes-Benz of Newbury
Mercedes-Benz of Northampton
Mercedes-Benz of Sunderland
Mercedes-Benz of Teesside
Mercedes-Benz of Weston-Super-Mare
Mercedes-Benz/smart of Bristol
Mercedes-Benz/smart of New Castle
Mercedes-Benz/smart of Swindon
Oxford Saab
Porsche Centre Edinburgh
Porsche Centre Glasgow
Porsche Centre Mid-Sussex
Porsche Centre Silverstone
Reading Audi
Redhill Honda
Rolls-Royce Motor Cars Sunningdale
Rydale BMW/MINI Cardiff
Rydale BMW/MINI Central
Rydale BMW/MINI Newport
Rydale BMW/MINI Sutton
Rydale BMW/MINI Warley
Ryfield Chrysler Jeep Dodge New Castle
Ryfield Chrysler Jeep Dodge Stockton
Slough Audi
smart North East Stockton
smart of Milton Keynes
Sytner Canary Wharf (BMW/MINI)
Sytner Chigwell (BMW/MINI)
Sytner Coventry (BMW/MINI)
Sytner Harold Wood (BMW/MINI)
Sytner High Wycombe (BMW)
Sytner Leicester (BMW/MINI)
Sytner Nottingham (BMW/MINI, Alpina)
Sytner Rolls-Royce Motor Cars
Sytner Sheffield (BMW/MINI)
Sytner Solihull (BMW/MINI)
Sytner Sunningdale (BMW/MINI)
Tollbar Coventry (Volvo)
Tollbar Twickenham (Volvo)
Tollbar Warwick (Volvo)
Toyota World Birmingham
Toyota World (Bridgend)
Toyota World (Bristol North)
Toyota World (Bristol South)
Toyota World (Cardiff)
Toyota World (Newport)
Toyota World (Tamworth)
Victoria Audi (After Sales)
Wakefield Audi
West London Audi

GERMANY
Autohaus Augsburg (BMW(4)/MINI)
Tamsen, Bremen (Aston Martin, Bentley, Ferrari, Maserati, Rolls-Royce)
Tamsen, Hamburg (Aston Martin, Ferrari, Lamborghini, Maserati, Rolls-Royce)

PUERTO RICO
Lexus de San Juan
Triangle Chrysler, Dodge, Jeep, Honda del Oeste
Triangle Chrysler, Dodge, Jeep de Ponce
Triangle Honda 65 de Infanteria
Triangle Honda-Suzuki de Ponce
Triangle Mazda de Ponce
Triangle Nissan del Oeste
Triangle Toyota-Scion de San Juan

We also own approximately 50% of the following dealerships:

GERMANY
Aix Automobile (Toyota, Lexus)
Audi Zentrum Aachen
Autohaus Krings (Volkswagon)
Autohaus Nix (Frankfurt) (Toyota, Lexus)
Autohaus Nix (Offenbach) (Toyota, Lexus)
Autohaus Nix (Wachtersbach) (Toyota, Lexus)
Autohaus Piper (Volkswagen)
Autohaus Reisacher (Krunback) (BMW)
Autohaus Reisacher (Memmingen) (BMW, MINI)
Autohaus Reisacher (Ulm) (BMW, MINI)
Autohaus Reisacher (Vöhringen) (BMW)
J-S Auto Park Stolberg (Volkswagen)
TCD (Toyota)
Volkswagen Zentrum Aachen
Wolff & Meir (Volkswagen)	MEXICO Toyota de Aguascalientes Toyota de Lindavista Toyota de Monterrey

Management Information Systems

We consolidate financial, accounting and operational data received from our U.S. dealers through an exclusive private communications network. Dealership data is gathered and processed through individual dealer systems utilizing The Reynolds and Reynolds Company dealer management systems. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures. Our U.S. network allows us to extract and aggregate information from the system in a consistent format to generate consolidating financial and operational data. The system also allows us to access detailed information for each dealership in the U.S. individually, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze these dealerships’ operating results and financial position so as to identify areas for improvement. Our technology also enables us to quickly integrate dealerships or dealership groups we acquire in the U.S.

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

Agreements with Vehicle Manufacturers

Each of our dealerships operates under separate franchise agreements with the manufacturers of each brand of vehicle sold at that dealership. These agreements contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of minimum working capital and in some cases net worth, maintenance of minimum lines of credit, advertising and marketing, facilities, signs, products and services, acquisitions of other dealerships (including restrictions on how many dealerships can be acquired or operated in any given market), maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. Typically, the dealership principal and/or the owner of a dealership may not be changed without the manufacturer’s consent.

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

We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as us. In recent years, automotive dealers have also faced increased competition in the sale of new vehicles from on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be willing to offer products at lower prices than franchised dealers.

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

According to various industry sources, the automotive retail industry is currently served by approximately 21,500 franchised automotive dealerships, over 50,000 independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. Several other companies have established national or regional automotive retail chains. Additionally, vehicle manufacturers have historically engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealerships, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.

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

Employees and Labor Relations

As of December 31, 2006, we employed approximately 15,800 people, approximately 465 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and our equity incentive compensation plans. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

As a result, we purchase insurance subject to specified deductibles and significant loss retentions, including umbrella and excess insurance policies. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of purchasing insurance change. Based on the coverage of our existing policies, we could be exposed to uninsured or underinsured losses, including as a result of our deductibles and significant loss retentions, that could have a material adverse effect on our results of operations, financial condition or cash flows. We and Penske Corporation, which is our largest stockholder, have entered into a joint insurance agreement which provides that, with respect to our joint insurance policies (which includes our property policy), available coverage with respect to a loss shall be paid to each party as stipulated in the policies. In the event of losses by us and Penske Corporation in excess of the limit of any policy during a policy period, the total policy proceeds will be allocated based on the ratio of premiums paid. For information regarding our relationship with Penske Corporation, see Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions.”

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

Available Information

For selected financial information concerning our U.S. and non-U.S. sales and assets, see the notes to our consolidated financial statements included in Item 8 of this report. Our Internet website address is www.unitedauto.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, United Auto Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302. The information on or linked to our website is not part of this document. We plan to disclose waivers, if any, for our executive officers or directors from our code of conduct on our website, www.unitedauto.com. We are incorporated in the state of Delaware and began dealership operations in October 1992. We submitted to the New York Stock Exchange its required annual CEO certification in 2006 without qualification and have filed all required certifications under section 302 of the Sarbanes-Oxley Act as exhibits to this annual report on Form 10-K relating to 2006.

Item 1A.  Risk Factors

Risks Relating to Automotive Manufacturers

Automotive manufacturers exercise significant control over our operations and we depend on them in order to operate our business.

Each of our dealerships operates under franchise agreements with automotive manufacturers or related distributors. We are dependent on automotive manufacturers because, without a franchise agreement, we cannot operate a new vehicle franchise or perform manufacturer authorized service.

Manufacturers exercise a great degree of control over the operations of our dealerships. For example, manufacturers can require our dealerships to meet specified standards of appearance, require individual dealerships to meet specified financial criteria such as maintenance of minimum net working capital and, in some cases, minimum net worth, impose minimum customer service and satisfaction standards, set standards regarding the maintenance of vehicle and parts inventories, restrict the use of manufacturers’ names and trademarks and, in many cases, must consent to the replacement of the dealership principal.

Our franchise agreements may be terminated or not renewed by automotive manufacturers for a variety of reasons, including unapproved changes of ownership or management and other material breaches of the franchise agreements. We have, from time to time, not been compliant with various provisions of some of our franchise agreements. Although we believe that we will be able to renew at expiration all of our existing franchise agreements, if any of our significant existing franchise agreements or a large number of franchise agreements are not renewed or the terms of any such renewal are materially unfavorable to us, our results of operations, financial condition or cash flows could be materially adversely affected. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also materially adversely affect our results of operations, financial condition or cash flows.

While U.S. franchise laws give us limited protection in selling a manufacturer’s product within a given geographic area, our franchise agreements do not give us the exclusive right to sell vehicles within a given area and the location of a significant number of new dealerships near our existing dealerships could materially adversely affect our results of operations, financial condition or cash flows.

We depend on manufacturers to provide us with a desirable mix of popular new vehicles, which tends to produce the highest profit margins. Manufacturers generally allocate their vehicles among dealerships based on the sales history of each dealership. Our inability to obtain sufficient quantities of the most popular models, whether due to sales declines at our dealerships or otherwise, could materially adversely affect our results of operations, financial condition or cash flows.

  Our volumes and profitability may be adversely affected if automotive manufacturers reduce or discontinue their incentive programs.

Our dealerships depend on the manufacturers for sales incentives, warranties and other programs that promote and support vehicle sales at our dealerships. Some of these programs include customer rebates, dealer incentives, special financing or leasing terms and warranties. Manufacturers frequently change their incentive programs. If manufacturers reduce or discontinue incentive programs, our results of operations, financial condition or cash flows could be materially adversely affected.

  Adverse conditions affecting one or more automotive manufacturers may negatively impact our revenues and profitability.

Our success depends on the overall success of the line of vehicles that each of our dealerships sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities, reputation, management and labor relations. For 2006, Toyota/Lexus brands, BMW/MINI, Honda/Acura, DaimlerChrysler brands and Ford/Premier Auto Group accounted for 21%, 18%, 16%, 11% and 10%, respectively, of our total revenues. A significant decline in the sale of new vehicles manufactured by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could materially adversely affect our results of operations, financial condition or cash flows. No other manufacturer accounted for more than 10% of our total revenues for 2006.

Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us, especially if these events were to interrupt the supply of vehicles or parts to us. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur particularly during periods of new product introductions, has led, and in the future could lead, to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may materially adversely affect our results of operations, financial condition or cash flows.

  Our failure to meet manufacturers’ consumer satisfaction requirements may adversely affect us.

Many manufacturers measure customers’ satisfaction with their sales and warranty service experiences through systems that are generally known as customer satisfaction indices, or CSI. Manufacturers sometimes use a dealership’s CSI scores as a factor in evaluating applications for additional dealership acquisitions. Certain of our dealerships have had difficulty from time to time in meeting their manufacturers’ CSI standards. We may be unable to meet these standards in the future. A manufacturer may refuse to consent to a franchise acquisition by us if our dealerships do not meet their CSI standards. This could materially adversely affect our acquisition strategy. In addition, because we receive payments from the manufacturers based in part on CSI scores, future payments could be materially reduced or eliminated if our CSI scores decline.

  Automotive manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs.

A number of manufacturers impose restrictions on the sale and transfer of our common stock. The most prohibitive restrictions provide that, under specified circumstances, we may be forced to sell or surrender franchises (1) if a competing automotive manufacturer acquires a 5% or greater ownership interest in us or (2) if an individual or entity that has a criminal record in connection with business dealings with any automotive manufacturer, distributor or dealer or who has been convicted of a felony acquires a 5% or greater ownership interest in us. Further, several manufacturers have the right to approve the acquisition by a third party of 20% or more of our common stock, and a number of manufacturers continue to prohibit changes in ownership that may affect control of our company.

Actions by our stockholders or prospective stockholders that would violate any of the above restrictions are generally outside our control. If we are unable to obtain a waiver or relief from these restrictions, we may be forced to terminate or sell one or more franchises, which could materially adversely affect our results of operations, financial condition or cash flows. These restrictions also may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. These restrictions also may impede our ability to raise required capital or our ability to acquire dealership groups using our common stock may also be inhibited.

Risks Relating to our Acquisition Strategy

  Growth in our revenues and earnings depends substantially on our ability to acquire and successfully operate new dealerships.

While we expect to acquire new dealerships, we cannot guarantee that we will be able to identify and acquire additional dealerships in the future. Moreover, acquisitions involve a number of risks, including:

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

We may be unable to identify acquisition candidates that would result in the most successful combinations, or complete acquisitions on acceptable terms on a timely basis. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the availability of skilled employees to manage the acquired companies and general economic and business conditions. Further, covenants contained in our debt instruments impose limitations on our ability to acquire additional dealerships and future debt instruments may impose additional restrictions. Furthermore, we have sold and may in the future sell dealerships based on numerous factors, which may impact our future revenues and earnings, particularly if we do not make acquisitions to replace such revenues and earnings.

  Manufacturers’ restrictions on acquisitions may limit our future growth.

Our future growth via acquisition of automotive dealerships will depend on our ability to obtain the requisite manufacturer approvals. The relevant manufacturer must consent to any franchise acquisition and it may not consent in a timely fashion or at all. In addition, under many franchise agreements or under local law, a manufacturer may have a right of first refusal to acquire a dealership that we seek to acquire.

Certain manufacturers limit the total number of their dealerships that we may own in a particular geographic area and, in some cases, the total number of their vehicles that we may sell as a percentage of that manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets and the dueling of a franchise with another brand. To date, we have only reached these ceilings with two manufacturers. If additional manufacturers impose or expand these types of restrictions, our acquisition strategy and results of operations, financial condition or cash flows could be materially adversely affected.

Other Business Risks

  Our business is susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability.

We believe that the automotive retail industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, weather conditions, unemployment rates and credit availability. Historically, unit sales of motor vehicles, particularly new vehicles, have been cyclical, fluctuating with general economic cycles. During economic downturns, new vehicle retail sales tend to experience periods of decline characterized by oversupply and weak demand. The automotive retail industry may experience sustained periods of decline in vehicle sales in the future. Any decline or change of this type could materially adversely affect our results of operations, financial condition or cash flows.

Some of our operations are regionally concentrated such as those in Arizona, California, the Northeastern United States and the United Kingdom. Adverse regional economic and competitive conditions in these areas could materially adversely affect our results of operations, financial condition or cash flows.

  Substantial competition in automotive sales and services may adversely affect our profitability.

The automotive retail industry is highly competitive. Depending on the geographic market, we compete with:

•	franchised automotive dealerships in our markets that sell the same or similar makes of new and used vehicles that we offer;

•	private market buyers and sellers of used vehicles;

•	Internet-based vehicle brokers that sell vehicles obtained from franchised dealers directly to consumers;

•	vehicle rental companies that sell their used rental vehicles;

•	service center chain stores; and

•	independent service and repair shops.

In addition, automotive manufacturers may directly enter the retail market in the future, which could materially adversely affect our results of operations, financial condition or cash flows. Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs than us. We do not have any cost advantage over other franchised automotive dealerships in purchasing new vehicles from the automotive manufacturers.

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

We finance our purchases of new and, to a lesser extent, used vehicle inventory using floor plan financing arrangements under which we are charged interest at floating rates. In addition, we obtain capital for general corporate purposes, dealership acquisitions and real estate purchases and improvements under predominantly floating interest rate credit facilities. Therefore, excluding the potential mitigating effects from interest rate hedging techniques, our interest expenses will rise with increases in interest rates. Rising interest rates may also have the affect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used vehicles sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the affect of simultaneously increasing our costs and reducing our revenues, which could materially adversely affect our results of operations, financial condition or cash flows.

  Our substantial indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service.

We have a substantial amount of indebtedness. As of December 31, 2006, we had approximately $1.2 billion of total non-floor plan debt outstanding and $1.2 billion of floor plan notes payable outstanding. In addition, we have additional debt capacity under our credit facilities.

Our substantial debt could have important consequences. For example, it could:

•	make it more difficult for us to obtain additional financing in the future for our acquisitions and operations, working capital requirements, capital expenditures, debt service or other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to repay debt and related interest rather than other areas of our business;

•	limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions or paying dividends;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	make us more vulnerable in the event of adverse economic or industry conditions or a downturn in our business.

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

If our business does not generate sufficient cash flow from operations or future sufficient borrowings are not available to us, we might not be able to service our debt or to fund our other liquidity needs. If we are unable to service our debt, we may have to delay or cancel acquisitions, sell equity securities, sell assets or restructure or refinance our debt. If we are unable to service our debt, we may not be able to pursue these options on a timely basis or on satisfactory terms or at all. In addition, the terms of our existing or future franchise agreements, agreements with manufacturers or debt agreements may prohibit us from adopting any of these alternatives.

  Our inability to raise capital, if needed, could adversely affect us.

We require substantial capital in order to acquire and renovate automotive dealerships. This capital might be raised through public or private financing, including through the issuance of debt or equity securities, sale-leaseback transactions and other sources. Availability under our credit agreements may be limited by the covenants and conditions of those facilities. We may not be able to raise additional funds. If we raise additional funds by issuing equity securities, dilution to then existing stockholders may result.

If adequate funds are not available, we may be required to significantly curtail our acquisition and renovation programs, which could materially and adversely affect our growth strategy.

We depend to a significant extent on our ability to finance the purchase of inventory in the form of floor plan financing. Floor plan financing is financing from a vehicle manufacturer secured by the vehicles we sell. Our dealerships borrow money to buy a particular vehicle from the manufacturer and pay off the floor plan financing when they sell the particular vehicle, paying interest during the interim period. Our floor plan financing is secured by substantially all of the assets of our automotive dealership subsidiaries. Our remaining assets are pledged to secure our credit facilities. This may impede our ability to borrow from other sources. Most of our floor plan lenders are associated with manufacturers with whom we have franchise agreements. Consequently, the deterioration of our relationship with a manufacturer could adversely affect our relationship with the affiliated floor plan lender and vice versa. Any inability to obtain floor plan financing on customary terms, or the termination of our floor plan financing arrangements by our floor plan lenders, could materially adversely affect our results of operations, financial condition or cash flows.

  Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

The potential for sales of substantial amounts of our common stock in the public market may have a material adverse effect on our stock price. In addition, the amount of equity securities that we issue in connection with acquisitions and renovations could be significant resulting in dilution to you or adversely affecting our stock price. The majority of our outstanding shares are held by two shareholders, each of whom has registration rights that could result in a substantial number of shares being sold in the market. Moreover, these shares could be resold at any time subject to the volume limitations under Rule 144. In addition, we also have reserved for issuance a significant number of shares relating to our 3.5% convertible senior subordinated notes which, if issued, may result in substantial dilution to you or adversely effect our stock price. Finally, we have a significant amount of authorized but unissued shares that, if issued, could materially adversely effect our stock price.

  Property loss, business interruptions or other liabilities at some of our dealerships could impact our operating results.

The automotive retail business is subject to substantial risk of property loss due to the significant concentration of property values at dealership locations, including vehicles and parts. We have historically experienced business interruptions at several of our dealerships due to adverse weather conditions or other extraordinary events, such as wild fires in California or hurricanes in Florida. Other potential liabilities arising out of our operations involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. To the extent we experience future similar events, our results of operations, financial condition or cash flows may be materially adversely impacted.

  If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected.

We believe that our success depends to a significant extent upon the efforts and abilities of our executive management and key employees, including, in particular, Roger S. Penske, our Chairman and Chief Executive Officer. Additionally, our business is dependent upon our ability to continue to attract and retain qualified personnel, such as managers, as well as retaining dealership management in connection with acquisitions. We generally have not entered into employment agreements with our key personnel. The loss of the services of one or more members of our senior management team, including, in particular, Roger S. Penske, could have a material adverse effect on us and materially impair the efficiency and productivity of our operations. We do not have key man insurance for any of our executive officers or key personnel. The loss of any of our key employees or the failure to attract qualified managers could have a material adverse effect on our business.

  Our quarterly operating results may fluctuate due to seasonality and other factors.

The automotive industry typically experiences seasonal variations in vehicle revenues. Demand for automobiles is generally lower during the winter months than in other seasons, particularly in regions of the United States that may have severe winters. In the United States, a higher number of vehicle sales generally occurs in the second and third quarters of each year, due in part to consumer buying trends and the introduction of new vehicle models. Therefore, if conditions exist in the second or third quarters that depress or affect automotive sales, such as high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.

In addition, the U.K. retail automotive industry typically experiences peak sales activity during March and September of each year. This seasonality results from the perception in the United Kingdom that the resale value of a vehicle may be determined by the date that the vehicle is registered. Because new vehicle registration periods begin on March 1 and September 1 each year, vehicles with comparable mileage that were registered in March may have an equivalent used vehicle value to vehicles registered in August of the same year.

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

The locations in which we operate may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs on imported merchandise. Any of those impositions or adjustments could materially affect our operations and our ability to purchase imported vehicles and parts at reasonable prices, which could materially adversely affect our business.

  Our automotive dealerships are subject to substantial regulation and related claims and proceedings, any of which could adversely affect our profitability.

A number of regulations affect our business of marketing, selling, financing and servicing automobiles. Under the laws of states in U.S. locations in which we currently operate, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service, including dealer, sales, finance and insurance-related licenses. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. In addition, our foreign operations are subject to regulations in their respective jurisdictions.

Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs and state attorneys general in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were significantly to restrict our ability to generate revenue from arranging financing for our customers, we could be adversely affected.

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

State dealer laws in the United States generally provide that an automotive manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure, or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealerships to renew their franchise agreements upon expiration. Jurisdictions outside the United States generally do not have these laws and, as a result, operate without these protections.

  Our dealerships are subject to environmental regulations that may result in claims and liabilities which could be material.

We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of storage tanks and the use, storage and disposal of hazardous substances. Our dealerships and service, parts and body shop operations in particular use, store and contract for recycling or disposal of hazardous materials. Any non-compliance with these regulations could result in significant fines and penalties which could adversely affect our results of operations, financial condition or cash flows. Further, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.

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

Soil and groundwater contamination is known to exist at some of our current or former properties. In connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with dispositions of businesses, or dispositions previously made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Environmental laws and regulations are complex and subject to change. Compliance with new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us which could materially adversely affect our results of operations, financial condition or cash flows.

  Our principal stockholders have substantial influence over us and may make decisions with which you disagree.

Penske Corporation through various affiliates beneficially owns 39% of our outstanding common stock. In addition, Penske Corporation and its affiliates have entered into a stockholders agreement with our second largest stockholder, Mitsui & Co., Ltd. and one of its affiliates, pursuant to which they have agreed to vote together as to the election of our directors. Collectively, these two groups beneficially own 56% of our outstanding stock. As a result, these persons have the ability to control the composition of our board of directors and therefore they may be able to control the direction of our affairs and business.

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

Some of our executive officers also hold executive positions at other companies affiliated with our largest stockholder. Roger S. Penske, our Chairman and Chief Executive Officer, is also Chairman and Chief Executive Officer of Penske Corporation, a diversified transportation services company. Robert H. Kurnick, Jr., our Vice Chairman and a director, is also President of Penske Corporation, and Paul F. Walters, our Executive Vice President — Human Resources and Hiroshi Ishikawa, our Executive Vice President — International Business Development, serve in similar capacities for Penske Corporation. Much of the compensation of these officers is paid by Penske Corporation and not by us, and while these officers have historically devoted a substantial amount of their time to our matters, these officers are not required to spend any specific amount of time on our matters. In addition, one of our directors, Richard J. Peters and our President, Roger Penske, Jr., each serves as a director of Penske Corporation. In addition, Penske Corporation owns Penske Automotive Group, a privately held automotive dealership company with operations in southern California. Finally, we are a tenant under a number of non-cancelable leases with Automotive Group Realty, LLC (AGR), a wholly owned subsidiary of Penske Corporation, and have sold substantial amounts of real property and improvements to AGR, which we have then leased. Due to their relationships with these related entities, Messrs. Ishikawa, Kurnick, Penske, Penske, Jr., Peters and Walters may have a conflict of interest in making any decision related to transactions between their related entities and us, or with respect to allocations of corporate opportunities.

  Our operations outside the United States subject us to foreign currency translation risk and exposure to changes in exchange rates.

In recent years, between 25% and 35% of our revenues have been generated outside the U.S., predominately in the United Kingdom. As a result, we are exposed to the risks involved in foreign operations, including:

•	changes in international tax laws and treaties, including increases of withholding and other taxes on remittances and other payments by subsidiaries;

•	currency and exchange risks;

•	tariffs, trade barriers, and restrictions on the transfer of funds between nations;

•	changes in international governmental regulations;

•	the impact of local economic and political conditions;

•	the impact of European Commission regulation and the relationship between the United Kingdom and continental Europe; and

•	increased competition and the impact from limited franchise protection in the United Kingdom.

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

We seek to structure our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our dealerships and other facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options for an additional five to ten years at our election. We lease office space in Bloomfield Hills, Michigan, Secaucus, New Jersey, Leicester, England and Stuttgart, Germany for our administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

Item 3.	Legal Proceedings

We are involved in litigation which may involve issues with customers, employment related matters, class action claims, purported class action claims and claims brought by governmental authorities. We are not a party to any legal proceedings, including class action lawsuits to which we are a party that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security-Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “UAG”. As of February 19, 2007, there were 281 holders of record of our common stock.

The following table shows the high and low per share sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for each quarter of 2006 and 2005, as well as the per share dividends paid in each quarter.

	High	Low	Dividend

2005:
First Quarter	$14.61	$13.54	$0.055
Second Quarter	16.26	12.87	0.055
Third Quarter	18.17	14.65	0.055
Fourth Quarter	19.75	15.36	0.06
2006:
First Quarter	$22.61	$18.63	$0.06
Second Quarter	22.33	19.77	0.07
Third Quarter	23.90	19.73	0.07
Fourth Quarter	24.46	22.27	0.07

Dividends.  Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant by the Board of Directors. Our U.S. credit agreement and the indentures governing our outstanding notes each contain certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. In addition, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain amount of working capital or net worth, which could limit our subsidiaries’ ability to pay us dividends.

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2001 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors Inc. and Sonic Automotive Inc. The graph also assumes the reinvestment of all dividends.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
United Auto Group, Inc.	100.00	48.31	121.75	116.80	152.91	190.80
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	94.23	142.91	144.59	159.64	175.97

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2006, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, our financial statements include the results of operations of acquired dealerships from the date of acquisition. As a result of the acquisitions, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily indicative of our future results. During the periods presented, we also sold certain dealerships which have been treated as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2006	2005(1)	2004(2)	2003(3)	2002(4)
	(In millions, except per share data)

Consolidated Statement of Income Data:
Total revenues	$11,242.3	$9,661.4	$8,388.0	$6,935.8	$5,524.1
Gross profit	$1,704.5	$1,473.5	$1,255.3	$1,022.6	$821.4
Income from continuing operations before cumulative effect of accounting change	$130.6	$119.1	$109.1	$73.4	$47.2
Net income	$124.7	$119.0	$111.7	$82.9	$62.2
Diluted earnings per share from continuing operations	$1.39	$1.27	$1.20	$0.89	$0.57
Diluted earnings per share	$1.32	$1.27	$1.22	$1.00	$0.76
Shares used in computing diluted share data	94.2	93.9	91.2	82.9	82.3
Balance Sheet Data:
Total assets	$4,469.8	$3,594.2	$3,532.8	$3,144.2	$2,690.3
Floor plan notes payable	$1,172.3	$1,103.3	$1,031.8	$882.6	$652.1
Total debt (excluding floor plan notes payable)	$1,182.1	$580.2	$586.3	$651.6	$665.6
Total stockholders’ equity	$1,295.7	$1,145.7	$1,075.0	$828.4	$704.4
Cash dividends per share	$0.27	$0.23	$0.21	$0.05	$—

(1)	Includes $8.2 million ($5.2 million after-tax), or $0.06 per share, of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at our dealerships from 2001 through 2005.

(2)	Includes an $11.5 million ($7.2 million after tax), or $0.08 per share, gain resulting from the sale of an investment and an $8.4 million ($5.3 million after tax), or $0.06 per share, gain resulting from a refund of U.K. consumption taxes. These gains were offset in part by non-cash charges of $7.8 million ($4.9 million after tax), or $0.05 per share, principally in connection with the planned relocation of certain U.K. franchises as part of our ongoing facility enhancement program.

(3)	Includes a $5.1 million charge ($3.1 million after tax), or $0.04 per share, from the cumulative effect of an accounting change relating to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.

(4)	Includes a $22.8 million charge ($13.6 million after tax), or $0.17 per share, which includes the estimated cash costs to be paid relating to employment contracts of certain employees terminated in connection with the streamlining of our dealership operations in the western region of the U.S. and the cost of a non-compete agreement with a former member of management that we determined no longer had a continuing economic benefit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Item 1A. — Risk Factors.” We have acquired a number of dealerships each year since our inception. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for entities that have been treated as discontinued operations through December 31, 2006 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and to reflect our June 1, 2006 two-for-one split of our voting common stock in the form of a stock dividend.

Overview

We are the second largest automotive retailer in the United States as measured by total revenues. As of December 31, 2006, we owned and operated 167 franchises in the United States and 145 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

On June 1, 2006 we effected a two-for-one split of our voting common stock in the form of a stock dividend. Shareholders of record as of May 11, 2006 received one additional share for each share owned.

New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from third-party extended service contracts, other third-party insurance policies, finance and lease contracts and certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, the sale of replacement parts and the sale of aftermarket accessories.

We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our dealerships in the U.S. endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement through January 4, 2009. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that are being earned ratably on an annual basis through January 2009. We earned warrants to purchase two million shares in each of 2004, 2005 and 2006. We exercised the warrants and sold the underlying stock we received in connection with the vesting of shares in 2004 and 2005. We measure the fair value of the warrants we earn ratably on the date they are earned as there are no significant disincentives for non-performance. Since we can reasonably estimate the number of warrants being earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is being recognized ratably during each annual period.

We also have received the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified vehicle brands through December 31, 2007. We earned warrants for 1,269,700 shares in 2006 and 522,400 shares in 2005. We exercised the warrants and sold the underlying stock we earned in 2005. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of units, the fair value of these warrants is being recognized when they are earned.

The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled upon the termination of our arrangement in January 2009 and we may not be able to achieve the performance targets outlined in the warrants.

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

Floor plan interest expense relates to obligations incurred in connection with the acquisition of new and used vehicle inventories. Other interest expense consists of interest charges on all of our interest-bearing debt, other than the interest relating to floor plan financing.

The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher-margin products and services, especially service and parts transactions, and our ability to realize returns on our significant capital investment in new and upgraded dealerships. See “Item 1A. — Risk Factors.”

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

Finance and Insurance Sales

Subsequent to the sale of the vehicle to a customer, we sell our credit contracts to various financial institutions on a non-recourse basis to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back to us based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Sales Tax

We exclude sales tax collected from customers and paid to taxing authorities from revenues.

Intangible Assets

Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. We believe the franchise value of our dealerships has an indefinite useful life based on the following facts:

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

Impairment Testing

Franchise value impairment is assessed at least annually through a comparison of the carrying amounts of our franchises with their estimated fair values. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized equal to that excess. We also evaluate our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise has an indefinite life.

Goodwill impairment is assessed at least annually at the reporting unit level. An indicator of impairment exists if the carrying amount of the reporting unit including goodwill is determined to exceed its estimated fair value. If an indication of impairment exists, the impairment is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill and an impairment loss may be recognized equal to that excess.

The fair values of franchise value and goodwill are determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If future events and circumstances cause significant changes in the assumptions underlying our analysis which results in a reduction of our estimates of fair value, we may incur an impairment charge.

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

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum exposure limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors.

Income Taxes

Tax regulations may require items to be included in our tax return at different times than such items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if it is more likely than not that the amount of expected future taxable income will not be sufficient to allow the use of the deduction or credit.

Classification of Franchises in Continuing and Discontinued Operations

We classify the results from operations of our continuing and discontinued operations in our consolidated financial statements based on the provisions of SFAS No. 144. Many of these provisions involve judgment in determining whether a franchise will be reported as continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition, and the likelihood of changes to a plan for sale. If in future periods we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated statements of income for prior periods may be reclassified in order to reflect such reclassification.

New Accounting Pronouncements

FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. The benefits of tax positions are recognized if it is more likely than not that the position will be sustained upon examination by the taxing authorities, who it is presumed have full knowledge of all relevant information. The amount recognized will be the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Companies will generally record the change in net assets that result from the application of FIN No. 48 as an adjustment to retained earnings. FIN No. 48 became effective for us on January 1, 2007. We estimate that the adoption of FIN No. 48 will decrease retained earnings as of January 1, 2007 by between $3.0 million and $7.0 million.

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. SFAS No. 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of this pronouncement.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of this pronouncement.

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same store” basis. Dealership results are included in same store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2005, the results of the acquired entity would be included in annual same store comparisons beginning with the year ended December 31, 2007 and in quarterly same store comparisons beginning with the quarter ended June 30, 2006.

2006 compared to 2005 and 2005 compared to 2004 (in millions, except unit and per unit amounts)

Our results for the year ended December 31, 2005 include $8.2 million ($5.2 million after-tax), or $0.06 per share, of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at our dealerships from 2001 through 2005. In addition, 2004 results include an $11.5 million ($7.2 million after tax), or $0.08 per share, gain resulting from the sale of an investment and an $8.4 million ($5.3 million after tax), or $0.06 per share, gain resulting from a refund of U.K. consumption taxes. These gains were offset in part by non-cash charges of $7.8 million ($4.9 million after tax), or $0.05 per share, principally in connection with the planned relocation of certain U.K. franchises as part of our ongoing facility enhancement program.

			2006 vs. 2005				2005 vs. 2004
Total Retail Data	2006	2005	Change	% Change	2005	2004	Change	% Change

Total retail unit sales	272,093	243,304	28,789	11.8%	243,304	219,253	24,051	11.0%
Total same store retail unit sales	238,854	235,920	2,934	1.2%	213,780	208,779	5,001	2.4%
Total retail sales revenue	$10,317.8	$8,900.2	$1,417.6	15.9%	$8,900.2	$7,763.7	$1,136.5	14.6%
Total same store retail sales revenue	$9,067.2	$8,692.0	$375.2	4.3%	$7,786.6	$7,360.1	$426.5	5.8%
Total retail gross profit	$1,700.7	$1,473.1	$227.6	15.5%	$1,473.1	$1,254.0	$219.1	17.5%
Total same store retail gross profit	$1,504.0	$1,440.2	$63.8	4.4%	$1,294.8	$1,184.2	$110.6	9.3%
Total retail gross margin	16.5%	16.6%	(0.1)%	(0.6)%	16.6%	16.2%	0.4%	2.5%
Total same store retail gross margin	16.6%	16.6%	0.0%	0.0%	16.6%	16.1%	0.5%	3.1%

Units

Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 28,789, or 11.8%, from 2005 to 2006 and increased by 24,051, or 11.0%, from 2004 to 2005. The increase from 2005 to 2006 is due to a 25,855 unit increase from net dealership acquisitions during the year, coupled with a 2,934, or 1.2%, increase in same store retail unit sales. The increase from 2004 to 2005 is due to a 19,050 unit increase from net dealership acquisitions during the year, coupled with a 5,001, or 2.4%, increase in same store retail unit sales. The same store increase from 2005 to 2006 was driven by increases in our premium and volume foreign brands in the U.S., offset somewhat by decreases in domestic brands in the U.S. and decreases in premium and volume foreign brands in the U.K. We believe the decreases in the U.K. are due in part to a general slowdown in vehicle sales in 2006, caused in part by rising interest rates. The same store increase from 2004 to 2005 was driven by an increase in our premium brands in the U.K. and an increase in our volume foreign brands in the U.S., offset somewhat by a decrease in volume foreign brands in the U.K. and decreases in domestic brands in the U.S. and U.K.

Revenues

Retail sales revenue increased $1.4 billion, or 15.9%, from 2005 to 2006 and increased $1.1 billion, or 14.6%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $375.2 million, or 4.3%, increase in same store revenues, coupled with a $1.0 billion increase from net dealership acquisitions during the year. The same store revenue increase is due to: (1) a $741, or 2.2%, increase in average new vehicle revenue per unit, which increased revenue by $121.0 million, (2) a $1,350, or 5.0%, increase in average used vehicle revenue per unit, which increased revenue by $98.1 million, (3) a $70.6 million, or 6.9%, increase in service and parts revenues, and (4) the 1.2% increase in retail unit sales, which increased revenue by $86.4 million, offset by a $4, or 0.4%, decrease in average finance and insurance revenue per unit, which decreased revenue by $0.9 million. The increase from 2004 to 2005 is due to a $426.5 million, or 5.8%, increase in same store revenues coupled with a $710.0 million increase from net dealership acquisitions during the year. The same store revenue increase is due to: (1) an $848, or 2.6%, increase in average new vehicle revenue per unit, which increased revenue by $121.6 million, (2) a $919, or 3.5% increase in average used vehicle revenue per unit, which increased revenue by $60.1 million, (3) a $66, or 7.1%, increase in average finance and insurance revenue per unit, which increased revenue by $13.8 million, (4) a $63.5 million, or

7.6%, increase in service and parts revenues, and (5) the 2.4% increase in retail unit sales, which increased revenue by $167.5 million.

Gross Profit

Retail gross profit increased $227.6 million, or 15.5%, from 2005 to 2006 and increased $219.1 million, or 17.5%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $63.8 million, or 4.4%, increase in same store gross profit, coupled with a $163.8 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to: (1) a $21, or 0.7%, increase in average gross profit per new vehicle retailed, which increased gross profit by $3.4 million, (2) a $70, or 2.9%, increase in average gross profit per used vehicle retailed, which increased gross profit by $5.1 million, (3) a $46.2 million, or 8.3%, increase in service and parts gross profit, and (4) the 1.2% increase in retail unit sales, which increased gross profit by $10.0 million, offset by the $4, or 0.4%, decrease in average finance and insurance revenue per unit, which decreased gross profit by $0.9 million. The increase in retail gross profit from 2004 to 2005 is due to a $110.6 million, or 9.3%, increase in same store gross profit, coupled with a $108.5 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to: (1) a $138, or 5.0%, increase in average gross profit per new vehicle retailed, which increased gross profit by $19.8 million, (2) a $198, or 9.0%, increase in average gross profit per used vehicle retailed, which increased gross profit by $12.9 million, (3) a $66, or 7.1%, increase in average finance and insurance revenue per unit, which increased gross profit by $13.8 million, (4) a $44.8 million, or 9.9%, increase in service and parts gross profit, and (5) the 2.4%, increase in retail unit sales, which increased gross profit by $19.3 million.

			2006 vs. 2005				2005 vs. 2004
New Vehicle Data	2006	2005	Change	% Change	2005	2004	Change	% Change

New retail unit sales	183,370	167,956	15,414	9.2%	167,956	150,258	17,698	11.8%
Same store new retail unit sales	163,253	163,233	20	0.0%	147,898	143,416	4,482	3.1%
New retail sales revenue	$6,275.9	$5,601.2	$674.7	12.0%	$5,601.2	$4,879.1	$722.1	14.8%
Same store new retail sales revenue	$5,594.2	$5,472.6	$121.6	2.2%	$4,904.6	$4,634.3	$270.3	5.8%
New retail sales revenue per unit	$34,225	$33,349	$876	2.6%	$33,349	$32,471	$878	2.7%
Same store new retail sales revenue per unit	$34,267	$33,526	$741	2.2%	$33,162	$32,314	$848	2.6%
Gross profit — new	$548.8	$494.3	$54.5	11.0%	$494.3	$424.3	$70.0	16.5%
Same store gross profit — new	$487.6	$484.1	$3.5	0.7%	$428.9	$396.1	$32.8	8.3%
Average gross profit per new vehicle retailed	$2,993	$2,943	$50	1.7%	$2,943	$2,824	$119	4.2%
Same store average gross profit per new vehicle retailed	$2,987	$2,966	$21	0.7%	$2,900	$2,762	$138	5.0%
Gross margin % — new	8.7%	8.8%	(0.1)%	(1.1)%	8.8%	8.7%	0.1%	1.1%
Same store gross margin % — new	8.7%	8.8%	(0.1)%	(1.1)%	8.7%	8.5%	0.2%	2.4%

Units

Retail unit sales of new vehicles increased 15,414 units, or 9.2%, from 2005 to 2006, and increased 17,698 units, or 11.8%, from 2004 to 2005. The increase from 2005 to 2006 is due to a 15,394 unit increase from net dealership acquisitions during the year as same store unit sales were flat. The increase from 2004 to 2005 is due to a 4,482 unit, or 3.1%, increase in same store retail unit sales, coupled with a 13,216 unit increase from net dealership acquisitions during the year. This was a result of increases in premium and volume foreign brands in the U.S., offset by a decrease in our domestic brands in the U.S. and in premium brands in the U.K. We believe the decreases in the U.K. are due in part to a general slowdown in vehicle sales in 2006, caused in part by rising interest rates. The same store increase from 2004 to 2005 was driven by increases in our premium brands in the U.S. and the U.K. and an increase in our volume foreign brands in the U.S., offset somewhat by a decrease in volume foreign brands in the U.K. and decreases in domestic brands in the U.S. and U.K.

Revenues

New vehicle retail sales revenue increased $674.7 million, or 12.0%, from 2005 to 2006 and increased $722.1 million, or 14.8%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $121.6 million, or 2.2%, increase in same store revenues, coupled with a $553.1 million increase from net dealership acquisitions during the year. The same store revenue increase is due primarily to a $741, or 2.2%, increase in comparative average selling price per unit. The increase from 2004 to 2005 is due to a $270.3 million, or 5.8%, increase in same store revenues, coupled with a $451.8 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 3.1% increase in retail unit sales, which increased revenue by $148.7 million, coupled with an $848, or 2.6%, increase in comparative average selling price per unit, which increased revenue by $121.6 million.

Gross Profit

Retail gross profit from new vehicle sales increased $54.5 million, or 11.0%, from 2005 to 2006, and increased $70.0 million, or 16.5%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $3.5 million, or 0.7%, increase in same store gross profit, coupled with a $51.0 million increase from net dealership acquisitions during the year. The same store retail gross profit increase is due primarily to a $21, or 0.7%, increase in average gross profit per new vehicle retailed. The increase in retail gross profit from 2004 to 2005 is due to a $32.8 million, or 8.3%, increase in same store gross profit, coupled with a $37.2 million increase from net dealership acquisitions during the year. The same store retail gross profit increase is due to the 3.1% increase in new retail unit sales, which increased gross profit by $13.0 million, coupled with a $138, or 5.0%, increase in average gross profit per new vehicle retailed, which increased gross profit by $19.8 million.

			2006 vs. 2005				2005 vs. 2004
Used Vehicle Data	2006	2005	Change	% Change	2005	2004	Change	% Change

Used retail unit sales	88,723	75,348	13,375	17.8%	75,348	68,995	6,353	9.2%
Same store used retail unit sales	75,601	72,687	2,914	4.0%	65,882	65,363	519	0.8%
Used retail sales revenue	$2,546.0	$2,025.5	$520.5	25.7%	$2,025.5	$1,798.8	$226.7	12.6%
Same store used retail sales revenue	$2,155.0	$1,973.8	$181.2	9.2%	$1,767.5	$1,693.5	$74.0	4.4%
Used retail sales revenue per unit	$28,696	$26,882	$1,814	6.7%	$26,882	$26,072	$810	3.1%
Same store used retail sales revenue per unit	$28,505	$27,155	$1,350	5.0%	$26,828	$25,909	$919	3.5%
Gross profit — used	$215.3	$179.9	$35.4	19.7%	$179.9	$151.9	$28.0	18.4%
Same store gross profit — used	$187.1	$174.7	$12.4	7.1%	$158.4	$144.2	$14.2	9.8%
Average gross profit per used vehicle retailed	$2,427	$2,388	$39	1.6%	$2,388	$2,202	$186	8.4%
Same store average gross profit per used vehicle retailed	$2,474	$2,404	$70	2.9%	$2,404	$2,206	$198	9.0%
Gross margin % — used	8.5%	8.9%	(0.4)%	(4.5)%	8.9%	8.4%	0.5%	6.0%
Same store gross margin % — used	8.7%	8.9%	(0.2)%	(2.2)%	9.0%	8.5%	0.5%	5.9%

Units

Retail unit sales of used vehicles increased 13,375 units, or 17.8%, from 2005 to 2006 and increased 6,353 units, or 9.2%, from 2004 to 2005. The increase from 2005 to 2006 is due to a 2,914 unit, or 4.0%, increase in same store used retail unit sales, coupled with a 10,461 unit increase from net dealership acquisitions during the year. The increase from 2004 to 2005 is due to a 519 unit, or 0.8%, increase in same store used retail unit sales coupled with a 5,834 unit increase from net dealership acquisitions during the year. Same store increases in 2006 versus 2005 and 2005 versus 2004 were driven primarily by increases in our premium brands in the U.S. and U.K., offset somewhat by decreases in our domestic brands in the U.S. and U.K.

Revenues

Used vehicle retail sales revenue increased $520.5 million, or 25.7%, from 2005 to 2006 and increased $226.7 million, or 12.6%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $181.2 million, or 9.2%, increase in same store revenues, coupled with a $339.3 million increase from net dealership acquisitions during the year. The same store revenue increase is due primarily to a $1,350, or 5.0%, increase in comparative average selling price per vehicle, which increased revenue by $98.1 million, coupled with the 4.0% increase in retail unit sales, which increased revenue by $83.1 million. The increase from 2004 to 2005 is due to a $74.0 million, or 4.4%, increase in same store revenues, coupled with a $152.7 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a $919, or 3.5%, increase in comparative average selling price per unit, which increased revenue by $60.1 million, coupled with the 0.8% increase in retail unit sales, which increased revenue by $13.9 million.

Gross Profit

Retail gross profit from used vehicle sales increased $35.4 million, or 19.7%, from 2005 to 2006 and increased $28.0 million, or 18.4%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $12.4 million, or 7.1%, increase in same store gross profit, coupled with a $23.0 million increase from net dealership acquisitions during the year. The same store gross profit increase from 2005 to 2006 is due to a $70, or 2.9%, increase in average gross profit per used vehicle retailed, which increased gross profit by $5.1 million, coupled with the 4.0% increase in used retail unit sales, which increased gross profit by $7.3 million. The increase in gross margin from 2005 to 2006 included increases in our U.S. and U.K. premium brands, offset by decreases in our U.S. and U.K. domestic brands. The same store increase in retail gross profit from 2004 to 2005 is due to a $14.2 million, or 9.8%, increase in same store gross profit, coupled with a $13.8 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to a $198, or 9.0%, increase in average gross profit per used vehicle retailed, which increased gross profit by $12.9 million, coupled with the 0.8% increase in used retail unit sales, which increased gross profit by $1.3 million. The increase in gross margin from 2004 to 2005 included increases in our U.S. and U.K. premium brands, offset somewhat by decreases in our U.S. and U.K. domestic brands.

Finance and Insurance Data

			2006 vs. 2005				2005 vs. 2004
Finance and Insurance Data	2006	2005	Change	% Change	2005	2004	Change	% Change

Total retail unit sales	272,093	243,304	28,789	11.8%	243,304	219,253	24,051	11.0%
Total same store retail unit sales	238,854	235,920	2,934	1.2%	213,780	208,779	5,001	2.4%
Finance and insurance revenue	$249.6	$229.6	$20.0	8.7%	$229.6	$200.5	$29.1	14.5%
Same store finance and insurance revenue	$226.4	$224.6	$1.8	0.8%	$212.1	$193.3	$18.8	9.7%
Finance and insurance revenue per unit	$917	$944	$(27)	(2.9)%	$944	$915	$29	3.2%
Same store finance and insurance revenue per unit	$948	$952	$(4)	(0.4)%	$992	$926	$66	7.1%

Finance and insurance revenue increased $20.0 million, or 8.7%, from 2005 to 2006 and increased $29.1 million, or 14.5%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $1.8 million, or 0.8%, increase in same store revenues, coupled with an $18.2 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 1.2% increase in retail unit sales, which increased revenue by $2.7 million, offset by the $4, or 0.4%, decrease in comparative average finance and insurance revenue per unit, which decreased revenue by $0.9 million. The $4 decrease in comparative average finance and insurance revenue per unit is due to a $27 reduction in average finance and insurance revenue per unit from our Sirius Satellite Radio promotion arrangement and the $33 per unit included in 2005 relating to the sale of all the remaining variable profits relating to a pool of extended service contracts sold at the company’s dealerships from 2001 through 2005, offset somewhat by a $56 per unit increase in finance and insurance revenue due primarily to increased sales penetration of certain products, including in the U.K.

The increase from 2004 to 2005 is due to an $18.8 million, or 9.7%, increase in same store revenues, coupled with a $10.3 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a $66, or 7.1%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $13.8 million, coupled with the 2.4% increase in retail unit sales, which increased revenue by $5.0 million. Approximately $33 of the $66 per unit increase in comparative average finance and insurance revenue per unit in 2005 was attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts discussed above.

Service and Parts Data

			2006 vs. 2005				2005 vs. 2004
Service and Parts Data	2006	2005	Change	% Change	2005	2004	Change	% Change

Service and parts revenue	$1,246.3	$1,043.9	$202.4	19.4%	$1,043.9	$885.3	$158.6	17.9%
Same store service and parts revenue	$1,091.6	$1,021.0	$70.6	6.9%	$902.4	$838.9	$63.5	7.6%
Gross profit	$687.0	$569.3	$117.7	20.7%	$569.3	$477.3	$92.0	19.3%
Same store gross profit	$603.0	$556.8	$46.2	8.3%	$495.4	$450.6	$44.8	9.9%
Gross margin	55.1%	54.5%	0.6%	1.1%	54.5%	53.9%	0.6%	1.1%
Same store gross margin	55.2%	54.5%	0.7%	1.3%	54.9%	53.7%	1.2%	2.2%

Revenues

Service and parts revenue increased $202.4 million, or 19.4%, from 2005 to 2006 and increased $158.6 million, or 17.9%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $70.6 million, or 6.9%, increase in same store revenues, coupled with a $131.8 million increase from net dealership acquisitions during the year. The increase from 2004 to 2005 is due to a $63.5 million, or 7.6%, increase in same store revenues, coupled with a $95.1 million increase from net dealership acquisitions during the year.

We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit

Service and parts gross profit increased $117.7 million, or 20.7%, from 2005 to 2006 and increased $92.0 million, or 19.3%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $46.2 million, or 8.3%, increase in same store gross profit, coupled with a $71.5 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to the $70.6 million, or 6.9%, increase in revenues, which increased gross profit by $39.0 million, and a 1.3% increase in gross margin percentage, which increased gross profit by $7.2 million. The increase from 2004 to 2005 is due to a $44.8 million, or 9.9%, increase in same store gross profit, coupled with a $47.2 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to the $63.5 million, or 7.6%, increase in revenues, which increased gross profit by $34.8 million, and a 2.2% increase in gross margin percentage, which increased gross profit by $10.0 million.

Selling, General and Administrative

Selling, general and administrative or “SG&A” expenses increased $202.3 million, or 17.5%, from 2005 to 2006 and increased $178.8 million, or 18.3%, from 2004 to 2005. The aggregate increase from 2005 to 2006 is due to a $66.2 million, or 5.9%, increase in same store SG&A expenses, coupled with a $136.1 million increase from net dealership acquisitions during the year. The aggregate increase in SG&A expenses from 2004 to 2005 is due to an $87.6 million, or 9.5%, increase in same store SG&A expenses, coupled with a $91.2 million increase from net dealership acquisitions during the year. The increase in same store SG&A expenses is due in large part to (1) increased variable selling expenses, including increases in variable compensation, as a result of the 4.4% and 9.3% increase in retail gross profit over the prior year in 2006 and 2005, respectively, (2) increased rent and related costs in both years due in part to our facility improvement and expansion program and (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market. Such increases were offset, in part, in 2004 by an $8.4 million refund of U.K. consumption taxes. SG&A expenses as a percentage of total revenue were 12.1%, 11.9% and 11.6% in 2006, 2005 and 2004, respectively, and as a percentage of gross profit were 79.6%, 78.3% and 77.7% in 2006, 2005 and 2004, respectively.

Depreciation and Amortization

Depreciation and amortization increased $7.3 million, or 19.5%, from 2005 to 2006 and increased $1.2 million, or 3.3%, from 2004 to 2005. The increase from 2005 to 2006 is due to a $3.9 million, or 10.5%, increase in same store depreciation and amortization, coupled with a $3.4 million increase from net dealership acquisitions during the year. The same store increase is due in large part to our facility improvement and expansion program. The increase from 2004 to 2005 is due to a $2.6 million increase from net dealership acquisitions during the year, offset by a $1.4 million, or 4.0%, decrease in same store depreciation and amortization. The same store decrease is due primarily to the effect of costs recognized in 2004 related to the relocation of certain U.K. franchises, offset by increases due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

Floor plan interest expense increased $14.5 million, or 30.6%, from 2005 to 2006 and increased $6.2 million, or 15.3%, from 2004 to 2005. The increase from 2005 to 2006 is due to an $8.8 million, or 19.3%, increase in same store floor plan interest expense, coupled with a $5.7 million increase from net dealership acquisitions during the year. The increase from 2004 to 2005 is due to a $1.7 million, or 4.4%, increase in same store floor plan interest expense, coupled with a $4.5 million increase from net dealership acquisitions during the year. Floor plan interest expense was negatively impacted in both 2006 and 2005 by increases in our weighted average borrowing rate due primarily to increases in the underlying variable rates of our revolving floor plan arrangements.

Other Interest Expense

Other interest expense increased $0.2 million, or 0.3%, from 2005 to 2006 and increased $6.1 million, or 14.2%, from 2004 to 2005. The increase from 2005 to 2006 is due to an increase in average total outstanding indebtedness in 2006 compared to 2005, offset by a decrease in our weighted average borrowing rate, partially offset by an increase in the interest on our variable rate indebtedness. The decrease in our weighted average borrowing rate was due primarily to the issuance of $375.0 million of 3.5% Convertible Senior Subordinated Notes on January 31, 2006 which was used to repay higher-rate debt under our credit agreements. The increase from 2004 to 2005 is due primarily to an increase in our weighted average borrowing rate during 2005 compared to 2004.

Income Taxes

Income taxes decreased $1.1 million, or 1.5%, from 2005 to 2006 and increased $3.1 million, or 4.6%, from 2004 to 2005. The decrease from 2005 to 2006 is due primarily to an increase in pre-tax income being more than offset by a reduction in our effective income tax rate due to an increase in the relative proportion of our U.K. operations, which are taxed at a lower rate and tax savings from certain tax planning initiatives. The increase from 2004 to 2005 is due primarily to an increase in pre-tax income versus the prior year, offset in part by a reduction in our effective state income tax rate.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities, and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of December 31, 2006, we had working capital of $533.7 million, including $13.1 million of cash, available to fund our operations and capital commitments. In addition, we had $600.0 million and £54.8 million ($107.4 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below. Effective February 13, 2007, we permanently reduced the credit availability under the U.S. credit agreement from $600.0 million to $250.0 million and the letter of credit availability from $50.0 million to $10.0 million. The reduction in capacity under the U.S. credit agreement will enable us to avoid certain credit availability fees specified in the agreement. Giving effect to the reduction, as of December 31, 2006 we would have had approximately $367.0 million available for borrowing under our credit agreements.

On January 26, 2007 we provided notice to the Bank of New York Trust Company, N.A., the trustee of our 9.625% Notes, of our intention to redeem the 9.625% Notes on March 15, 2007 at a price of 104.813% for all notes outstanding. We estimate the aggregate redemption price will be approximately $314.4 million, resulting in a pre-tax charge of approximately $19.0 million.

We paid the following dividends in 2005 and 2006:

Per Share Dividends

2005:	First Quarter	$0.055	2006:	First Quarter	$0.06
	Second Quarter	0.055		Second Quarter	0.07
	Third Quarter	0.055		Third Quarter	0.07
	Fourth Quarter	0.06		Fourth Quarter	0.07

We have also declared a cash dividend on our common stock of $0.07 cents per share payable on March 1, 2007 to shareholders of record on February 12, 2007. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

We have grown primarily through the acquisition of automotive dealerships. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions or refinance existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings. We may not have sufficient availability under our credit agreements to finance significant additional acquisitions or refinance existing debt. In certain circumstances, a public equity offering could require the prior approval of certain automobile manufacturers. In connection with any potential significant acquisitions or refinancings, we may be unable to access the capital markets or increase our borrowing capacity on terms acceptable to us, if at all.

Inventory Financing

We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. Outside of the U.S., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of our floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offer Rate. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

U.S. Credit Agreement

As of December 31, 2006, our credit agreement with DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation, as amended, provided for up to $600.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50.0 million of availability for letters of credit, through September 30, 2009. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%. Effective February 13, 2007, we permanently reduced the credit availability under the U.S. credit agreement from $600.0 million to $250.0 million and the letter of credit availability from $50.0 million to $10.0 million. The reduction in capacity under the U.S. credit agreement will enable us to avoid certain credit availability fees specified in the agreement.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before income taxes, depreciation and amortization, (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2006 we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered our current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements.”

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2006, we had no outstanding borrowings under the U.S. credit agreement. Outstanding letters of credit under the U.S. credit agreement amounted to $12.4 million.

U.K. Credit Agreement

Our agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc (“RBS”), provides a five year multi-option credit agreement, a fixed rate credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. credit agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. credit agreement provides for (1) up to £70.0 million in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30.0 million funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals commencing on June 30, 2007 through June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £30.0 million that bears interest at the Bank of England Base Rate plus 1.00% and matures on August 31, 2011.

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2006, we were in compliance with all covenants under the U.K. credit agreement, and we believe that we will remain in compliance with such covenants for the foreseeable future. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of our U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. As of December 31, 2006, outstanding loans under the U.K. credit agreement amounted to £60.0 million ($117.5 million).

9.625% Senior Subordinated Notes

We have outstanding $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”). On January 26, 2007 we provided notice to the Bank of New York Trust Company,

N.A., the trustee of the 9.625% Notes, of our intention to redeem the 9.625% Notes on March 15, 2007 at a price of 104.813% for all notes outstanding. We estimate the aggregate redemption price will be approximately $314.4 million, resulting in a pre-tax charge of approximately $19.0 million. The 9.625% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. Upon a change of control, each holder of 9.625% Notes would be able to require us to repurchase all or some of the Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. As of December 31, 2006, we were in compliance with all negative covenants and there were no events of default.

7.75% Senior Subordinated Notes

On December 4, 2006 we issued $375.0 million aggregate principle amount of 7.75% Senior Subordinated Notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly owned domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2006, we were in compliance with all negative covenants and there were no events of default.

We entered into a registration rights agreement with the initial purchasers of the 7.75% Notes under which we agreed to file with the Securities and Exchange Commission a registration statement to allow holders to exchange the 7.75% Notes for registered notes having substantially the same terms. We will use our commercially reasonable efforts to cause such registration statement to become effective and to complete the exchange offer within 240 days after the original issuance of the 7.75% Notes. We will be required to pay additional interest, subject to some limitations, to the holders of the 7.75% Notes if we fail to comply with these obligations or the registration statement ceases to be effective or fails to be usable for certain periods of time, in each case subject to certain exceptions outlined in the registration rights agreement.

3.5% Senior Subordinated Convertible Notes

We have outstanding $375.0 million aggregate principle amount of 3.50% Senior Subordinated Convertible Notes due 2026 (the “Convertible Notes”).The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us. The Convertible Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2006 we were in compliance with all negative covenants and there were no events of default.

Holders may convert based on a conversion rate of 42.2052 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period commencing after March 31, 2006, if the closing price of our common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.43 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.

Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, in lieu of shares of our common stock, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture for the Convertible Notes, of the number of shares of our common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion.

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

Share Repurchase

In connection with the issuance of the Convertible Notes discussed above, we repurchased one million shares of our outstanding common stock on January 26, 2006 for $18.96 million, or $18.955 per share.

Interest Rate Swaps

We are party to an interest rate swap agreement through January 2008, pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR-based U.S. floor plan borrowings. As of December 31, 2006, we expected approximately $0.8 million associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

Other Financing Arrangements

We expect to enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to a third-party and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Off-Balance Sheet Arrangements — 3.5% Convertible Senior Subordinated Notes due 2026

The Convertible Notes are convertible into shares of our common stock, at the option of the holder, based on certain conditions described above. Certain of these conditions are linked to the market value of our common stock. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing). Since we or the holders of the Convertible Notes can redeem these notes on or after April, 2011, a conversion or a redemption of these notes is likely to occur in 2011. The repayment will include cash for the principal amount of the Convertible Notes then outstanding plus an amount payable in either cash or stock, at our option, depending on the trading price of our common stock.

Cash Flows

Cash and cash equivalents increased by $4.2 and $5.2 million during the years ended December 31, 2006 and 2004, respectively, and decreased by $14.6 million during the year ended December 31, 2005. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by operating activities was $120.3 million, $169.4 million and $266.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.

We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. In accordance with the guidance under SFAS No. 95, “Statement of Cash Flows”, we report all cash flows arising in connection with floor plan notes payable to the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as a financing activity in our statement of cash flows. However, we believe that changes in aggregate floor plan liabilities are typically linked to changes in vehicle inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow. Consequently, following is a reconciliation of cash flow from operating activities as reported in our condensed consolidated statement of cash flows as if all changes in vehicle floor plan were classified as an operating activity:

	Year Ended December 31,
	2006	2005	2004

Net cash from operating activities as reported	$120,281	$169,373	$266,592
Floor plan notes payable — non-trade as reported	(71,140)	18,445	(58,841)

Net cash from operating activities including all floor plan notes payable	$49,141	$187,818	$207,751

Cash Flows from Continuing Investing Activities

Cash used in investing activities was $487.9 million, $228.9 million and $273.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $225.1 million, $220.5 million and $225.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $106.2 million, $118.5 million and $149.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in business acquisitions, net of cash acquired, was $369.1 million, $126.9 million and $210.1 million during the years ended December 31, 2006, 2005 and 2004, respectively and included repayments of seller’s floor plan notes payable of $113.2 million, $46.0 million and $40.8 million, respectively. Cash flows from investing activities include $13.6 million of proceeds received from the sale of an investment during the year ended December 31, 2004.

Cash Flows from Continuing Financing Activities

Cash provided by financing activities was $424.5 million and $4.7 million during the years ended December 31, 2006 and 2005, respectively, and cash used in financing activities was $22.1 million during the year ended December 31, 2004. Cash flows from financing activities include borrowings and repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. During the year ended December 31, 2006 we issued $750.0 million of subordinated debt and we paid $17.2 million of financing costs. Proceeds of the $750.0 million of subordinated debt issuance were used to repurchase one million shares of our common stock and to repay debt. This activity, combined with borrowing to fund acquisition and other liquidity requirements, resulted in net repayments of long-term debt of $211.1 million during the year ended December 31, 2006. We had net borrowings of long-term debt of $2.4 million and net repayments of long-term debt of $74.3 million, during the years ended December 31, 2005 and 2004, respectively. We had net repayments of floor plan notes payable non-trade of $71.1 million and $58.8 million during the years ended December 31, 2006 and 2004, respectively, and net borrowings of floor plan notes payable non-trade of $18.4 million during the year ended December 31, 2005. During the years ended December 31, 2006, 2005 and 2004, we received proceeds of $18.1 million, $4.7 million and $9.9 million, respectively, from exercises of common stock and during the year ended December 31, 2004 we received proceeds of $119.4 million from the issuance of common stock. During the years ended December 31, 2006, 2005 and 2004, we paid $25.2 million, $20.8 million and $18.4 million, respectively, of cash dividends to our stockholders.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be considered material to our liquidity or our capital resources. Management does not believe that there is any significant past, present or upcoming cash impact as a result of our discontinued operations.

Contractual Payment Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2006. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, entering into new operating lease agreements, the amount of borrowings or repayments under our credit agreements and floor plan arrangements and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. See “Section 1A — Risk Factors.”

	Payments due in
	Total	2007	2008	2009	2010	2011	Thereafter
	(in millions)

Floorplan Notes Payable(A)	$1,172.3	$1,172.3	$—	$—	$—	$—	$—
U.S. Credit Agreement(B)	—	—	—	—	—	—	—
U.K. Credit Agreement	117.5	10.3	13.8	13.8	13.7	65.9	—
9.625% Senior Subordinated Notes(C)	300.0	—	—	—	—	—	300.0
7.75% Senior Subordinated Notes	375.0	—	—	—	—	—	375.0
3.5% Convertible Senior Subordinated
Notes(D)	375.0	—	—	—	—	—	375.0
Other Debt	14.5	3.1	10.7	0.2	0.5	—	—
Mandatory Minority Interest Repurchase	4.0	—	4.0	—	—	—	—
Scheduled Interest Payments(E)	706.6	71.3	71.9	71.1	71.2	71.0	350.1
Operating Lease Commitments	3,970.1	164.4	160.7	158.2	157.2	155.9	3,173.7

	$7,035.0	$1,421.4	$261.1	$243.3	$242.6	$292.8	$4,573.8

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements.

(B)	Effective February 13, 2007, we permanently reduced the credit availability under the U.S. Credit Agreement from $600.0 million to $250.0 million and the letter of credit availability from $50.0 million to $10.0 million. No amounts were outstanding under this facility as of December 31, 2006.

(C)	We have announced our intention to redeem the aggregate principal amount of our 9.625% senior subordinated notes on March 15, 2007 at a cost of approximately $314.4 million.

(D)	Interest and principal repayments payments under our $375.0 million of 3.5% senior subordinated notes due 2026 are reflected in the table above, however, at our option, certain of these amounts may be settled by in shares of common stock. While these notes are not due until 2026, in 2011 the holders may require us to purchase all or a portion of their notes for cash. This acceleration of ultimate repayment is not reflected in the table above, nor is any optional redemption on our part.

(E)	Estimates of future variable rate interest payments under floorplan notes payable and our credit agreements are excluded. See “Inventory Financing,” “U.S. Credit Agreement”, and “U.K. Credit Agreement” above for a discussion of such variable rates.

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

Other Related Party Interests and Transactions

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske is also a managing member of Penske Capital Partners and Transportation Resource Partners, organizations that undertake investments in transportation-related industries. Richard J. Peters, one of our directors, is a managing director of Transportation Resource Partners. Mr. Peters and Roger S. Penske, Jr., our President, are each directors of Penske Corporation. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our Vice Chairman, is also the President and a director of Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.

We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR which, in some instances, occur via the purchase of the equity interest of a corporate entity. Each of these transactions is valued at a price that is independently confirmed. We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions and those relating to AGR mentioned above, are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.

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

Joint Venture Relationships

From time to time, we enter into joint venture relationships in the ordinary course of business, through which we acquire dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2006, our joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche	91.70	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Tysons Corner, Virginia	Aston Martin, Audi, Maybach,	90.00	%(B)(C)
	Mercedes-Benz, Porsche
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Mentor, Ohio	Honda	75.00	%(B)
Munich, Germany	BMW, MINI	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Aachen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(D)
Mexico	Toyota	48.70	%(D)
Mexico	Toyota	45.00	%(D)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 8.3% interest in this joint venture, which entitles the Investor to 20% of the operating profits of the dealerships owned by the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in our financial statements.

(C)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(D)	Entity is accounted for using the equity method of accounting.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under “Item 1A. — Risk Factors”. Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Item 1A. — Risk Factors” such as the following:

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers may impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, higher interest rates may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulations which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our U.K. dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to additional competition from other local dealerships in the U.K.;

•	our automotive dealerships are subject to environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the United States subject our profitability to fluctuations relating to changes in foreign currency valuations;

•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness;

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Interest Rates.  We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Certain balances under our credit agreements bear interest at variable rates based on a margin over defined benchmarks. Based on the amount outstanding as of December 31, 2006, a 100 basis point change in interest rates would result in an approximate $0.7 million change to our annual interest expense.

Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined benchmarks. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2006, a 100 basis point change in interest rates would result in an approximate $10.0 million change to our annual interest expense.

Interest rate fluctuations affect the fair market value of our swaps and fixed rate debt, including the 9.625% Notes, the 7.75% Notes, the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates.  As of December 31, 2006, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $360.1 million change to our revenues for the year ended December 31, 2006.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.

Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

The information required by Items 10 through 14 is included in the Company’s definitive proxy statement under the captions “Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis,” “Executive and Directors Compensation”, “Security Ownership of Certain Beneficial Owners and Management,” “Independent Registered Public Accounting Firms,” “Related Party Transactions,” “Other Matters” and “Our Corporate Governance.” Such information is incorporated herein by reference.

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

(2) Financial Statement Schedules — Schedule II — Valuation and Qualifying Accounts.

(3) Exhibits — See the Index of Exhibits following this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

United Auto Group, Inc.

By:	/s/ Roger S. Penske
Roger S. Penske
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Roger S. Penske Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Robert T. O’Shaughnessy Robert T. O’Shaughnessy	Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ John D. Barr John D. Barr	Director	February 28, 2007

/s/ Michael R. Eisenson Michael R. Eisenson	Director	February 28, 2007

/s/ Hiroshi Ishikawa Hiroshi Ishikawa	Director	February 28, 2007

/s/ Robert H. Kurnick, Jr. Robert H. Kurnick, Jr.	Director	February 28, 2007

/s/ William J. Lovejoy William J. Lovejoy	Director	February 28, 2007

/s/ Kimberly J. McWaters Kimberly J. McWaters	Director	February 28, 2007

/s/ Eustace W. Mita Eustace W. Mita	Director	February 28, 2007

/s/ Lucio A. Noto Lucio A. Noto	Director	February 28, 2007

Signature	Title	Date

/s/ Richard J. Peters Richard J. Peters	Director	February 28, 2007

/s/ Ronald G. Steinhart Ronald G. Steinhart	Director	February 28, 2007

/s/ H. Brian Thompson H. Brian Thompson	Director	February 28, 2007

INDEX OF EXHIBITS

Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1		Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 10-Q filed on May 10, 2006).
3.2		Bylaws (incorporated by reference to exhibit 3.2 to our Form 8-K filed on March 13, 2006).
4	.1.1	Indenture regarding our 9 5/8% senior subordinated notes due 2012 dated as of March 18, 2002 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.3 to our registration statement on Form S-4, registration no. 333-87452, filed May 2, 2002).
4	.1.2	Amended and Restated Supplemental Indenture dated as of May 5, 2006 among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.2 to our Form 10-Q filed May 10, 2006).
4	.2.1	Indenture regarding our 3.5% senior subordinated convertible notes due 2026, dated January 31, 2006, by and among us, as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed February 2, 2006).
4	.2.2	Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of May 5, 2006, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee. (incorporated by reference to exhibit 4.2 to our Form 10-Q filed May 10, 2006).
4	.3.1	Indenture regarding our 7.75% senior subordinated notes due 2016 dated December 7, 2006, by and among us as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed on December 12, 2006).
4	.3.2	Registration Rights Agreement, dated December 7, 2006, by and among us, the subsidiary guarantors named therein, J.P. Morgan Securities Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC, relating to the 7.75% senior subordinated notes due 2016 (incorporated by reference to exhibit 4.3 to our current report on Form 8-K filed on December 12, 2006).
4	.4.1	Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to our September 8, 2004 Form 8-K).
4	.4.2	Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).
4	.4.3	Extension Notice dated September 26, 2006 relating to Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed on September 27, 2006).
4	.4.4	First amendment dated April 18, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference from exhibit 4.1 to our 8-K filed April 18, 2006).
4	.4.5	Second amendment dated May 9, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference from exhibit 4.4 to our 10-Q filed May 10, 2006).
4	.4.6	Third amendment dated August 8, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 10-Q filed on August 9, 2006).
4	.5.1	Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.1 to our Form 8-K filed on September 5, 2006).

4	.5.2	Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.2 to our Form 8-K filed on September 5, 2006).
4	.5.3	Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).
10.1		Form of Dealer Agreement with Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
10.2		Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).
10.3		Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
10.4		Form of Dealer Agreement with Toyota Motor Company (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).
10.5		Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
10.6		Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
*10	.7	United Auto Group, Inc. Amended and Restated Stock Option Plan dated as of December 10, 2003 (incorporated by reference to our 2003 10-K filed March 15, 2004).
*10	.8	Amended and Restated United Auto Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to our 2003 10-K filed March 15, 2004).
*10	.9	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).
*10	.10	Amended and Restated United Auto Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to our 10-Q filed August 9, 2004).
*10	.11	United Auto Group, Inc. Management Incentive Plan (effective July 1, 2003) (incorporated by reference to exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10	.12.1	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).
10	.12.2	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to exhibit 10.4 to our Form 10-Q filed May 15, 2003.
10	.12.3	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).
10.13		Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed February 6, 2002.
10.14		Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).
10.15		Letter Agreement among Penske Corporation, Penske Capital Partners, L.L.C., Penske Automotive Holdings Corp., International Motor Cars Group I, L.L.C., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated April 4, 2003 (incorporated by reference to exhibit 5 to the Schedule 13D filed by Mitsui on April 10, 2003).
10.16		Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and United Auto Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).

10.17	HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr. (incorporated by reference to exhibit 10.28.1 to registration statement no. 333-82264 filed February 6, 2002).
10.18	Stockholders Agreement among International Motor Cars Group II, L.L.C., Penske Automotive Holdings Corp., Penske Corporation and Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.1 to our March 26, 2004 Form 8-K).
10.19	VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, U.S., Transportation Resource Partners, LP., Penske Truck Leasing Co. LLP., and Opus Ventures General Partners Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).
10.20	Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, Transportation Resource Advisors LLC., Penske Truck Leasing Co. L.P. and Opus Ventures General Partner Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).
10.21	Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG Audit Plc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certifications.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED AUTO GROUP, INC
As of December 31, 2006 and 2005 and For the Years Ended
December 31, 2006, 2005 and 2004

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-3.

United Auto Group, Inc.
February 28, 2007

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements of UAG UK Holdings Limited has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-5.

UAG UK Holdings Limited
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United Auto Group, Inc.
Bloomfield Hills, Michigan

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United Auto Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries, (a consolidated subsidiary) whose financial statements reflect total assets, revenues and income from continuing operations constituting 32%, 31% and 35% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. The effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinions, insofar as they relate to the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting, are based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of the other auditors, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, based on our audit and the report of other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006. Our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule based on our audit and the report of other auditors, and includes an explanatory paragraph relating to the Company electing application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

/s/  Deloitte & Touche LLP

Detroit, Michigan
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
UAG UK Holdings Limited:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that UAG UK Holdings Limited and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the Company electing application of Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/  KPMG Audit Plc

Birmingham, United Kingdom
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United Auto Group, Inc.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of United Auto Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary) for the years ended December 31, 2006, 2005 and 2004, which statements reflect total assets constituting 32% and 23% of the Company’s consolidated total assets as of December 31, 2006 and 2005, and total revenues constituting 31%, 29% and 29% of the Company’s consolidated total revenues and 35%, 30% and 33% of income from continuing operations for the years ended December 31, 2006, 2005 and 2004, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited and subsidiaries is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for UAG UK Holdings Limited and subsidiaries) the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits and the report of other auditors.

/s/  Deloitte & Touche LLP

Detroit, Michigan
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
UAG UK Holdings Limited:

We have audited the consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company elected application of Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UAG UK Holdings Limited’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG Audit Plc

Birmingham, United Kingdom
February 28, 2007

UNITED AUTO GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	per share amounts)

ASSETS
Cash and cash equivalents	$13,147	$8,957
Accounts receivable, net of allowance for doubtful accounts of $2,855 and $3,933, as of December 31, 2006 and 2005, respectively	469,516	398,127
Inventories, net	1,519,506	1,144,584
Other current assets	71,490	50,209
Assets held for sale	213,030	310,467

Total current assets	2,286,689	1,912,344
Property and equipment, net	582,646	416,099
Goodwill	1,244,171	992,976
Franchise value	246,596	189,297
Other assets	109,700	83,457

Total Assets	$4,469,802	$3,594,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$874,326	$785,237
Floor plan notes payable — non-trade	297,985	318,034
Accounts payable	300,804	198,268
Accrued expenses	214,307	170,606
Current portion of long-term debt	13,385	3,551
Liabilities held for sale	52,150	189,239

Total current liabilities	1,752,957	1,664,935
Long-term debt	1,168,666	576,690
Other long-term liabilities	252,526	206,816

Total Liabilities	3,174,149	2,448,441
Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 94,468 shares issued at December 31, 2006; 93,767 shares issued at December 31, 2005	5	5
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	768,798	746,165
Retained earnings	492,704	404,010
Accumulated other comprehensive income	79,379	21,830
Treasury stock, at cost; 5,306 and 4,306 shares at December 31, 2006 and 2005, respectively	(45,233)	(26,278)

Total Stockholders’ Equity	1,295,653	1,145,732

Total Liabilities and Stockholders’ Equity	$4,469,802	$3,594,173

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue:
New vehicle	$6,275,916	$5,601,187	$4,879,057
Used vehicle	2,546,009	2,025,532	1,798,841
Finance and insurance, net	249,581	229,575	200,468
Service and parts	1,246,288	1,043,859	885,339
Fleet and wholesale	924,519	761,240	624,316

Total revenues	11,242,313	9,661,393	8,388,021

Cost of sales:
New vehicle	5,727,135	5,106,889	4,454,724
Used vehicle	2,330,694	1,845,587	1,646,946
Service and parts	559,305	474,563	408,033
Fleet and wholesale	920,710	760,903	622,990

Total cost of sales	9,537,844	8,187,942	7,132,693

Gross profit	1,704,469	1,473,451	1,255,328
Selling, general and administrative expenses	1,356,452	1,154,220	975,409
Depreciation and amortization	44,863	37,551	36,365

Operating income	303,154	281,680	243,554
Floor plan interest expense	(61,565)	(47,124)	(40,883)
Other interest expense	(49,173)	(49,004)	(42,923)
Equity in earnings of affiliates	8,201	4,271	5,770
Other income	—	—	11,469

Income from continuing operations before income taxes and minority interests	200,617	189,823	176,987
Income taxes	(67,845)	(68,870)	(65,837)
Minority interests	(2,172)	(1,814)	(2,047)

Income from continuing operations	130,600	119,139	109,103
(Loss) income from discontinued operations, net of tax	(5,899)	(166)	2,584

Net income	$124,701	$118,973	$111,687

Basic earnings per share:
Continuing operations	$1.40	$1.28	$1.21
Discontinued operations	(0.06)	(0.00)	0.03
Net income	$1.34	$1.28	$1.24
Shares used in determining basic earnings per share	93,393	92,832	89,920
Diluted earnings per share:
Continuing operations	$1.39	$1.27	$1.20
Discontinued operations	(0.06)	(0.00)	0.03
Net income	$1.32	$1.27	$1.22
Shares used in determining diluted earnings per share	94,178	93,932	91,226
Cash dividends per share	$0.27	$0.23	$0.21

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Voting and
	Non-voting				Accumulated
	Common Stock		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Unearned	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Equity	Income (Loss)
	(Dollars in thousands)

Balances, December 31, 2003	83,444,336	4	608,382	212,605	36,315	(2,616)	(26,278)	828,412
Sale of common stock	8,100,000	1	119,435	—	—	—	—	119,436
Restricted stock	305,132	—	4,798	—	—	(1,971)	—	2,827
Exercise of options, including tax benefit of $3,938	1,115,740	—	9,936	—	—	—	—	9,936
Unrealized appreciation of investment, net of tax	—	—	—	—	(5,718)	—	—	(5,718)	$(5,718)
Dividends	—	—	—	(18,411)	—	—	—	(18,411)	—
Foreign currency translation	—	—	—	—	26,284	—	—	26,284	26,284
Other	—	—	—	—	582	—	—	582	582
Net income	—	—	—	111,687	—	—	—	111,687	111,687

Balances, December 31, 2004	92,965,208	5	742,551	305,881	57,463	(4,587)	(26,278)	1,075,035	$132,835

Restricted stock	333,164	—	5,492	—	—	(1,964)	—	3,528
Reclassification of unamortized restricted stock expense	—	—	(6,551)	—	—	6,551	—	—
Exercise of options, including tax benefit of $1,195	469,096	—	4,673	—	—	—	—	4,673
Dividends	—	—	—	(20,844)	—	—	—	(20,844)
Foreign currency translation	—	—	—	—	(39,473)	—	—	(39,473)	(39,473)
Other	—	—	—	—	3,840	—	—	3,840	$3,840
Net income	—	—	—	118,973	—	—	—	118,973	118,973

Balances, December 31, 2005	93,767,468	$5	$746,165	$404,010	$21,830	$—	$(26,278)	$1,145,732	$83,340

Adjustment (note 1)	—	—	—	(10,792)	—	—	—	(10,792)
Restricted stock	226,797	—	4,564	—	—	—	—	4,564
Exercise of options, including tax benefit of $8,695	1,473,748	—	18,069	—	—	—	—	18,069
Repurchase of common stock	(1,000,000)	—	—	—	—	—	(18,955)	(18,955)
Dividends	—	—	—	(25,215)	—	—	—	(25,215)
Foreign currency translation	—	—	—	—	53,420	—	—	53,420	53,420
Other	—	—	—	—	4,129	—	—	4,129	$4,129
Net income	—	—	—	124,701	—	—	—	124,701	124,701

Balances, December 31, 2006	94,468,013	$5	$768,798	$492,704	$79,379	$—	$(45,233)	$1,295,653	$182,250

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities:
Net income	$124,701	$118,973	$111,687
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	44,863	37,551	36,365
Undistributed earnings of equity method investments	(7,951)	(4,271)	(4,449)
(Income) loss from discontinued operations, net of tax	5,899	166	(2,584)
Gain on sale of investment	—	—	(11,469)
Deferred income taxes	29,947	17,381	27,368
Minority interests	2,172	1,814	2,047
Changes in operating assets and liabilities:
Accounts receivable	(45,263)	(61,216)	(32,093)
Inventories	(209,418)	7,477	(98,242)
Floor plan notes payable	140,180	42,463	208,049
Accounts payable and accrued expenses	51,273	(18,902)	48,522
Other	(16,122)	27,937	(18,609)

Net cash from continuing operating activities	120,281	169,373	266,592

Investing Activities:
Purchase of equipment and improvements	(225,058)	(220,457)	(225,555)
Proceeds from sale-leaseback transactions	106,167	118,470	149,076
Dealership acquisitions, net, including repayment of sellers floor plan notes payable of $113,229, $46,045 and $40,751, respectively	(369,055)	(126,879)	(210,084)
Proceeds from sale of investment	—	—	13,566

Net cash from continuing investing activities	(487,946)	(228,866)	(272,997)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	441,500	195,000	303,800
Repayments under U.S. Credit Agreement	(713,500)	(177,800)	(361,000)
Issuance of subordinated debt	750,000	—	—
Net borrowings (repayments) of other long-term debt	60,928	(14,812)	(17,057)
Net borrowings (repayments) of floor plan notes payable — non-trade	(71,140)	18,445	(58,841)
Payment of deferred financing costs	(17,210)	—	—
Proceeds from the issuance of common stock	—	—	119,435
Proceeds from exercises of common stock including excess tax benefit	18,069	4,673	9,936
Repurchase of common stock	(18,955)	—	—
Dividends	(25,215)	(20,844)	(18,411)

Net cash from continuing financing activities	424,477	4,662	(22,138)

Discontinued operations:
Net cash from discontinued operating activities	(62,431)	(19,017)	41,525
Net cash from discontinued investing activities	53,252	76,215	(5,406)
Net cash from discontinued financing activities	(43,443)	(16,957)	(2,338)

Net cash from discontinued operations	(52,622)	40,241	33,781

Net change in cash and cash equivalents	4,190	(14,590)	5,238
Cash and cash equivalents, beginning of period	8,957	23,547	18,309

Cash and cash equivalents, end of period	$13,147	$8,957	$23,547

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$105,787	$98,815	$92,469
Income taxes	35,230	37,461	20,133
Seller financed/assumed debt	64,168	5,300	5,790

See Notes to Consolidated Financial Statements.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.	Organization and Summary of Significant Accounting Policies

Business Overview and Concentrations

United Auto Group, Inc. (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, parts, collision repair, finance and lease contracts, third-party insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a material impact on the Company’s operating results, financial position or cash flows. For the year ended December 31, 2006, Toyota/Lexus brands accounted for 21% of the Company’s total revenues; BMW/MINI accounted for 18%, Honda/Acura accounted for 16%, DaimlerChrysler brands accounted for 11% and Ford brands accounted for 10%. No other manufacturer accounted for more than 10% of our total revenue. At December 31, 2006 and 2005, the Company had receivables from manufacturers of $89,520 and $78,456, respectively. In addition, a large portion of the Company’s contracts in transit are due from manufacturers’ captive finance subsidiaries.

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

The consolidated financial statements have been updated for entities that have been treated as discontinued operations through December 31, 2006 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

On June 1, 2006, the Company effected a two-for-one split of its voting common stock in the form of a stock dividend. Shareholders of record as of May 11, 2006 received one additional share for each share owned. All share and per share information herein reflects the stock split.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which permits the Company to adjust for the cumulative effect of prior period immaterial errors in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. SAB 108 was effective for the Company for the fiscal year ending December 31, 2006. As a result, the Company has adjusted its opening retained earnings for fiscal 2006 and its financial results for the first three quarters of fiscal 2006 to correct errors related to operating leases with scheduled rent increases which were not accounted for on a straight line basis over the rental period and were previously considered not to be material errors in each individual period. A summary of the amounts of the errors follows:

2006

Cumulative effect on stockholders’ equity as of January 1,	$(10,792)
Effect on:
Net income for the three months ended March 31,	$(138)
Net income for the three months ended June 30,	$(143)
Net income for the three months ended September 30,	$(143)

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Results for the year ended December 31, 2005 include $8,163 ($5,200 after-tax) of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at the Company’s dealerships from 2001 through 2005. In addition, 2004 results include an $11,469 ($7,203 after tax) gain resulting from the sale of an investment and an $8,426 ($5,292 after tax) gain resulting from a refund of U.K. consumption taxes. These gains were offset in part by non-cash charges of $7,834 ($4,920 after tax) principally in connection with the planned relocation of certain U.K. franchises as part of the Company’s ongoing facility enhancement program.

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

Contracts in Transit

Contracts in transit represent customer finance contracts evidencing loan agreements or lease agreements between the Company, as creditor, and the customer, as borrower, to acquire or lease a vehicle whereby a third-party finance source has given the Company initial, non-binding approval to assume the Company’s position as creditor. Funding and final approval from the finance source is provided upon the finance source’s review of the loan or lease agreement and related documentation executed by the customer at the dealership. These finance contracts are typically funded within ten days of the initial approval of the finance transaction by the third-party finance source. Further, the finance source is not contractually obligated to make the loan or lease to the customer until it gives its final approval and funds the transaction. Until such final approval is given, contracts in transit represent amounts due from the customer to the Company. Contracts in transit, included in accounts receivable, net in the Company’s consolidated balance sheets, amounted to $182,773 and $158,935 as of December 31, 2006 and 2005, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts, accessories and other inventories are based on factory list prices.

Property and Equipment

Property and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than equipment under capital lease and leasehold improvements, are between 3 and 15 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset.

Expenditures relating to recurring repair and maintenance are expensed as incurred. Expenditures that increase the useful life or substantially increase the serviceability of an existing asset are capitalized. When

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, with any resulting gain or loss being reflected in income.

Income Taxes

Tax regulations may require items to be included in the tax return at different times than such items are reflected in the financial statements. Some of these differences are permanent, such as expenses which are not deductible on the tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax effect in its financial statements. Deferred tax liabilities generally represent deductions taken on the tax return that have not yet been recognized as an expense in the Company’s financial statements. The Company establishes valuation allowances for deferred tax assets if it is more likely than not that the amount of expected future taxable income will not be sufficient to allow the use of the deduction or credit.

Intangible Assets

The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. The Company believes the franchise value of its dealerships has an indefinite useful life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated it’s franchise agreements.

The following is a summary of the changes in the carrying amount of goodwill and franchise value during the years ended December 31, 2006 and 2005:

		Franchise
	Goodwill	Value

Balance — December 31, 2004	$994,754	$178,092
Additions during 2005	21,175	19,277
Deletions during 2005	(1,081)	(590)
Foreign currency translation	(21,872)	(7,482)

Balance — December 31, 2005	$992,976	$189,297
Additions during 2006	217,249	47,832
Foreign currency translation	33,946	9,467

Balance — December 31, 2006	$1,244,171	$246,596

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

As of December 31, 2006 and 2005, approximately $673,146 and $575,054, respectively, of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.

Impairment Testing

Franchise value impairment is assessed at least annually through a comparison of the carrying amounts of our franchises with their estimated fair values. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized equal to that excess. The Company also evaluates franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support management’s assessment that the franchise has an indefinite life.

Goodwill impairment is assessed at least annually at the reporting unit level. An indicator of impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. If an indication of impairment exists, the impairment is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill and an impairment loss may be recognized equal to that excess.

The fair values of franchise value and goodwill are determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If future events and circumstances cause significant changes in the assumptions underlying the Company’s analysis which results in a reduction of the Company’s estimates of fair value, the Company may incur an impairment charge.

Investments

Investments include marketable securities and investments in businesses accounted for under the equity method and the cost method. Marketable securities include investments in debt and equity securities. Marketable securities held by the Company are typically classified as available for sale and are stated at fair value in the balance sheet with unrealized gains and losses included in other comprehensive income (loss), a separate component of stockholders’ equity. Declines in investment values that are deemed to be other than temporary would be an indicator of impairment and may result in an impairment charge reducing the investments’ carrying value to fair value. A majority of the Company’s investments are in joint venture relationships. Such joint ventures relationships are accounted for under the equity method, pursuant to which the Company records its proportionate share of the joint venture’s income each period. As of December 31, 2006 and 2005, the Company had $13,100 and $7,600, respectively, of investments accounted for under the cost method.

The Company and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of the arrangement with Sirius. The Company’s dealerships in the U.S. endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. The Company and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement through January 4, 2009. The Company’s costs relating to such marketing initiatives are expensed as incurred. As compensation for its efforts, the Company received warrants to purchase shares of Sirius common stock in 2004 that are being earned ratably on an annual basis through January 2009. The Company measures the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since the Company can reasonably estimate the number of warrants being earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is being recognized ratably during each annual period.

The Company also has received the right to earn additional warrants to purchase Sirius common stock based upon the sale of certain units of specified vehicle brands through December 31, 2007. Since the Company cannot

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

reasonably estimate the number of warrants that will be earned subject to the sale of units, the fair value of these warrants is being recognized when they are earned.

As of December 31, 2006, The Company had $4,082 of investments in Sirius common stock and warrants to purchase common stock that were classified as trading securities for which unrealized gains and losses have been included in earnings. The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount the Company earns under this arrangement. The warrants may be cancelled upon the termination of the arrangement in January 2009 and the Company may not be able to achieve the performance targets outlined in the warrants.

Foreign Currency Translation

For all foreign operations, the functional currency is the local currency. The revenue and expense accounts of the Company’s foreign operations are translated into U.S. dollars using the average exchange rates that prevailed during the period. Assets and liabilities of foreign operations are translated into U.S. dollars using period end exchange rates. Cumulative translation adjustments relating to foreign functional currency assets and liabilities are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes and interest rate swaps, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity or the existence of variable interest rates that approximate prevailing market rates. A summary of the fair value of the subordinated notes and interest rate swap, based on quoted market data, follows:

	December 31,	December 31,
	2006	2005

$300,000, 9.625% Senior Subordinated Notes due 2012	$316,050	$314,413
$375,000, 7.75% Senior Subordinated Notes due 2016	375,468	—
$375,000, 3.5% Senior Subordinated Convertible Notes due 2026	433,125	—
Interest rate swap	1,369	4,660

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

Finance and Insurance Sales

Subsequent to the sale of the vehicle to a customer, the Company sells its credit contracts to various financial institutions on a non-recourse basis to mitigate the risk of default. The Company receives a commission equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. The Company also receives commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company received may be charged back based on the terms of the contracts. The revenue the Company records relating to these transactions is net of an estimate of the amount of chargebacks the Company will be required to pay. This estimate is based upon the Company’s historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Sales Tax

The Company excludes sales tax collected from customers and paid to taxing authorities from revenue.

Defined Contribution Plans

The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. The Company incurred expense of $9,596, $8,315 and $7,484 relating to such plans during the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred net advertising costs of $86,734, $74,272 and $69,487 during the years ended December 31, 2006, 2005 and 2004, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $8,123, $8,240 and $7,978 during the years ended December 31, 2006, 2005 and 2004, respectively.

Self Insurance

The Company retains risk relating to certain of its general liability insurance, workers’ compensation insurance, a physical damage insurance, property insurance and employee medical benefits in the United States. As a result, the Company is likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk retained varies by program, and, for certain exposures, the Company has pre-determined maximum exposure limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. The Company’s estimate of future losses is prepared by management using the Company’s historical loss experience and industry-based development factors.

Earnings Per Share

Basic earnings per share is computed using income and the weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 follows:

	Year Ended December 31,
	2006	2005	2004

Weighted average number of common shares outstanding	93,393	92,832	89,920
Effect of stock options	425	820	890
Effect of restricted stock	360	280	416

Weighted average number of common shares outstanding, including effect of dilutive securities	94,178	93,932	91,226

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of December 31, 2006, no voting common shares were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.

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

Stock-Based Compensation

The Company elected to adopt SFAS No. 123(R), “Share-Based Payment,” as amended and interpreted, effective July 1, 2005. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation expense for all awards granted after July 1, 2005 based on their fair value. The Company’s share-based payments have generally been in the form of “non-vested shares”, the fair value of which are measured as if they were vested and issued on the grant date.

Prior to July 1, 2005, the Company accounted for stock-based compensation using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” During that time, the Company followed the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as interpreted and amended. As a result, no compensation expense was recorded with respect to option grants. Had the Company elected to recognize compensation expense for option grants using the fair value method prior to July 1, 2005, the effect on net income and basic and diluted earnings per share would not have been material for the years ended December 31, 2005 and 2004. See footnote 12 for a detailed description of the Company’s stock compensation plans.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

New Accounting Pronouncements

FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. The benefits of tax positions are recognized if it is more likely than not that the position will be sustained upon examination by the taxing authorities, who it is presumed have full knowledge of all relevant information. The amount recognized will be the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Companies will generally record the change in net assets that result from the application of FIN No. 48 as an adjustment to retained earnings. FIN No. 48 became effective for the Company on January 1, 2007. The Company estimates that the adoption of FIN No. 48 will decrease retained earnings as of January 1, 2007 by between $3.0 million and $7.0 million.

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of this pronouncement.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of this pronouncement.

2.	Business Combinations

The Company acquired fifty four and eleven franchises during 2006 and 2005, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. Of the total amount allocated to intangible assets, approximately $98,000 and $31,000 is deductible for tax purposes as of December 31, 2006 and 2005, respectively. A summary of the aggregate purchase price allocations in each year follows:

	December 31,
	2006	2005

Accounts receivable	$24,171	$11,552
Inventory	165,504	66,970
Other current assets	20,197	129
Property and equipment	70,983	7,640
Goodwill	214,749	21,175
Franchise value	47,832	19,277
Other assets	12,637	12,646
Current liabilities	(99,060)	(7,210)
Non-current liabilities	(23,790)	—

Total purchase price	433,223	132,179
Seller financed/assumed debt	(64,168)	(5,300)

Cash used in dealership acquisitions	$369,055	$126,879

The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2006 and 2005 give effect to acquisitions consummated during 2006 and 2005 as if they had occurred on January 1, 2005.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

	December 31,
	2006	2005

Revenues	$11,879,250	$11,492,591
Income from continuing operations	132,118	126,831
Net income	126,219	126,665
Income from continuing operations per diluted common share	1.40	1.35
Net income per diluted common share	$1.34	$1.35

3.	Discontinued Operations

The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a dealership will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company owned dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. Combined financial information regarding dealerships accounted for as discontinued operations follows:

	Year Ended December 31,
	2006	2005	2004

Revenues	$867,539	$1,323,649	$1,622,749
Pre-tax income (loss)	(5,051)	(4,842)	2,145
Gain (loss) on disposal	(3,917)	6,988	2,358

	December 31,	December 31,
	2006	2005

Inventories	$107,259	$167,901
Other assets	105,771	142,566

Total assets	$213,030	$310,467

Floor plan notes payable (including non-trade)	$29,274	$159,296
Other liabilities	22,876	29,943

Total liabilities	$52,150	$189,239

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

4.	Inventories

Inventories consisted of the following:

	December 31,	December 31,
	2006	2005

New vehicles	$1,079,073	$847,695
Used vehicles	361,822	233,177
Parts, accessories and other	78,611	63,712

Total inventories, net	$1,519,506	$1,144,584

The Company receives non-refundable credits from certain of its vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $31,539, $28,632 and $24,687 during the years ended December 31, 2006, 2005 and 2004, respectively.

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005

Buildings and leasehold improvements	$475,923	$321,811
Furniture, fixtures and equipment	270,576	212,079

Total	746,499	533,890
Less: Accumulated depreciation and amortization	(163,853)	(117,791)

Property and equipment, net	$582,646	$416,099

As of December 31, 2006 and 2005, approximately $2,199 and $859, respectively, of capitalized interest is included in buildings and leasehold improvements and is being amortized over the useful life of the related assets.

6.	Floor Plan Notes Payable — Trade and Non-trade

The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR or Euro Interbank Offer Rate. The weighted average interest rate on floor plan borrowings was 6.1%, 5.4% and 5.1% for the years ended December 31, 2006, 2005 and 2004, respectively. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated balance sheets and classifies related cash flows as a financing activity on its consolidated statements of cash flows.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

7.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2006	2005

U.S. Credit Agreement	$—	$272,000
U.K. Credit Agreement	117,544	—
9.625% Senior Subordinated Notes due 2012	300,000	300,000
7.75% Senior Subordinated Notes due 2016	375,000	—
3.5% Senior Subordinated Convertible Notes due 2026	375,000	—
Other	14,507	8,241

Total long-term debt	1,182,051	580,241
Less: current portion	(13,385)	(3,551)

Net long-term debt	$1,168,666	$576,690

Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2007	$13,385
2008	24,499
2009	13,971
2010	14,290
2011	65,906
2012 and thereafter	1,050,000

Total long-term debt	$1,182,051

U.S. Credit Agreement

As of December 31, 2006, the Company is party to a credit agreement with DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provided for up to $600,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $50,000 of availability for letters of credit, through September 30, 2009. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2006, the Company was in compliance with all covenants under the U.S. Credit Agreement.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2006, there were no outstanding borrowings under the U.S. Credit Agreement. Outstanding letters of credit under the U.S. Credit Agreement amounted to $12,400 as of December 31, 2006. See footnote No. 17 “Subsequent Events”.

U.K. Credit Agreement

The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a five year multi-option credit agreement, a fixed rate credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £70,000 in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30,000 funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals commencing on June 30, 2007 through June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £30,000 that bears interest at the Bank of England Base Rate plus 1.00% and matures on August 31, 2011.

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2006, the Company was in compliance with all covenants under the U.K. Credit Agreement.

The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. As of December 31, 2006, outstanding revolving loans under the U.K. Credit Agreement amounted to £60,032 ($117,544).

9.625% Senior Subordinated Notes

The Company has outstanding $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”). The 9.625% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 9.625% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. Upon a change of control, each holder of 9.625% Notes would be able to require the Company to repurchase all or some of the Notes at a redemption price of 101% of their principal amount. The 9.625% Notes also contain customary negative covenants and events of default. As of December 31, 2006, the Company was in compliance with all negative covenants and there were no events of default.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

7.75% Senior Subordinated Notes

On December 4, 2006 the Company issued $375,000 aggregate principle amount of 7.75% Senior Subordinated Notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2006, the Company was in compliance with all negative covenants and there were no events of default.

The Company entered into a registration rights agreement with the initial purchasers of the 7.75% Notes under which the Company agreed to file with the Securities and Exchange Commission a registration statement to allow holders to exchange the 7.75% Notes for registered notes having substantially the same terms. The Company will use its commercially reasonable efforts to cause such registration statement to become effective and to complete the exchange offer within 240 days after the original issuance of the 7.75% Notes. The Company will be required to pay additional interest, subject to some limitations, to the holders of the 7.75% Notes if it fails to comply with these obligations or the registration statement ceases to be effective or fails to be usable for certain periods of time, in each case subject to certain exceptions outlined in the registration rights agreement.

Senior Subordinated Convertible Notes

On January 31, 2006, the Company issued $375,000 aggregate principle amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2006, the Company was in compliance with all negative covenants and there were no events of default.

Holders may convert based on a conversion rate of 42.2052 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) for any quarterly period, the closing price of the Company’s common stock for twenty of the last thirty trading days in the prior quarter exceeded $28.43 (subject to adjustment), (2) for specified periods, the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of the Company’s common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.

Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, in lieu of shares of the Company’s common stock, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture covering the Convertible Notes, of the number of shares of the Company’s common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

If a holder elects to convert its Convertible Notes in connection with certain events that constitute a change of control on or before April 6, 2011, the Company will pay, to the extent described in the related indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes. In addition, the Company will pay contingent interest in cash, commencing with any six-month period beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of that six-month period equals 120% or more of the principal amount of the Convertible Note.

On or after April 6, 2011, the Company may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 and April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.

8.	Interest Rate Swaps

The Company is party to an interest rate swap agreement through January 2008, pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. As of December 31, 2006, the Company expects approximately $783 associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

9.	Off-Balance Sheet Arrangements

The Convertible Notes are convertible into shares of the Company’s common stock, at the option of the holder, based on certain conditions described above. Certain of these conditions are linked to the market value of the common stock. This type of financing arrangement was selected in order to achieve a more favorable interest rate (as opposed to other forms of available financing). Since the Company or the holders of the Convertible Notes can redeem these notes on or after April, 2011, a conversion or a redemption of these notes is likely to occur in 2011. The repayment will include cash for the principal amount of the Convertible Notes then outstanding plus an amount payable in either cash or stock, at the Company’s option, depending on the trading price of the common stock.

10.	Commitments and Contingent Liabilities

The Company is involved in litigation which may relate to issues with customers, employment related matters, class action claims, purported class action claims, and claims brought by governmental authorities. As of December 31, 2006, the Company is not party to any legal proceedings, including class action lawsuits to which it is a party, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company is party to a joint venture agreement with respect to one of the Company’s franchises pursuant to which the Company is required to repurchase its partner’s interest in July 2008. The Company expects this payment to be approximately $4.0 million.

The Company typically leases its dealership facilities and corporate offices under non-cancelable operating lease agreements with expiration dates through 2062, including all option periods available to the Company. The Company’s lease arrangements typically allow for a base term with options for extension in the Company’s favor and include escalation clauses tied to the Consumer Price Index.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2006 are as follows:

2007	$164,358
2008	160,670
2009	158,226
2010	157,236
2011	155,903
2012 and thereafter	3,173,664

$3,970,057

Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $135,253, $109,715 and $85,471, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. Of the total rental payments, $9,856, $10,206 and $10,739, respectively, were made to related parties during 2006, 2005, and 2004, respectively (See Note 11).

11.	Related Party Transactions

The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. During the years ended December 31, 2006, 2005 and 2004, the Company paid $4,160, $4,700 and $5,590, respectively, to AGR under these lease agreements. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR which, in some instances, occur via the purchase of the equity interest of a corporate entity. Each of these transactions is valued at a price that is independently confirmed. During the years ended December 31, 2006, 2005 and 2004, the Company sold AGR real property and/or improvements for $132, $43,874 and $30,800, respectively, which were subsequently leased by AGR to the Company. There were no gains or losses associated with such sales. During the year ended December 31, 2006, the Company purchased $25,630 of real property and improvements from AGR.

The Company sometimes pays to and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions and those relating to AGR mentioned above, reflect the provider’s cost or an amount mutually agreed upon by both parties. During the years ended December 31, 2006, 2005 and 2004, Penske Corporation and its affiliates billed the Company $5,396, $6,108 and $5,784, respectively, and the Company billed Penske Corporation and its affiliates $223, $96 and $77, respectively, for such services. As of December 31, 2006 and 2005, the Company had $10 and $23 of receivables from and $824 and $167 of payables to Penske Corporation and its subsidiaries, respectively.

The Company and Penske Corporation have entered into a joint insurance agreement which provides that, with respect to joint insurance policies (which includes the Company’s property policy), available coverage with respect to a loss shall be paid to each party as stipulated in the policies. In the event of losses by the Company and Penske Corporation in excess of the limit of any policy during a policy period, the total policy proceeds shall be allocated based on the ratio of premiums paid.

The Company is also currently a tenant under a number of non-cancelable lease agreements with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. A number of the lease agreements are with Samuel X. DiFeo and members of his family. Mr. DiFeo served as the Company’s President and Chief Operating Officer until March 8, 2006. In each of the years ended December 31,

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

2006, 2005 and 2004, the Company paid approximately $5,700, $5,500 and $5,500 to Mr. DiFeo and his family under these lease agreements.

From time to time the Company enters into joint venture relationships in the ordinary course of business, pursuant to which it acquires dealerships together with other investors. The Company may also provide these ventures with working capital and other debt financing at costs that are based on the Company’s incremental borrowing rate. As of December 31, 2006, the Company’s joint venture relationships are as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche	91.70	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Tysons Corner, Virginia	Aston Martin, Audi, Maybach,	90.00	%(B)(C)
	Mercedes-Benz, Porsche
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Mentor, Ohio	Honda	75.00	%(B)
Munich, Germany	BMW, MINI	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Achen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(D)
Mexico	Toyota	48.70	%(D)
Mexico	Toyota	45.00	%(D)

(A)	An entity controlled by one of the Company’s directors (the “Investor”), owns an 8.3% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in the Company’s financial statements.

(C)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(D)	Entity is accounted for using the equity method of accounting.

12.	Stock-Based Compensation

Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 4,200 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of December 31, 2006, 2,983 shares of common stock were available for grant under the Plan. The compensation cost related to the Plan was $3,610, $3,217, and $2,813 during the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted Stock

During 2006, 2005 and 2004, the Company granted 245, 362 and 306 shares, respectively, of restricted common stock at no cost to participants under the Plan. The restricted stock entitles the participants to vote their respective shares and receive dividends. The shares are subject to forfeiture and are non-transferable, which restrictions lapse over a four year period from the grant date. The grant date quoted market price of the underlying common stock is amortized to expense over the restriction period. As of December 31, 2006, there was $8,113 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the next 3.5 years.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Presented below is a summary of the status of the Company’s restricted stock as of December 31, 2005 and changes during the year ended December 31, 2006:

		Weighted Average
	Shares	Grant-Date Fair Value	Intrinsic Value

January 1, 2006	793	$14.39	$15,200
Granted	245	21.67
Vested	(346)	13.63
Forfeited	(18)	16.00

December 31, 2006	674	$17.38	$15,900

Stock Options

The Company granted options to purchase 30 and 11 shares of common stock to participants under the Plan during 2005 and 2004, respectively. The options generally vested over a three year period and had a maximum term of ten years. The Company did not grant any options to purchase shares of common stock during 2006. The fair value of each grant was calculated with the following weighted average assumptions:

	2005	2004

Expected dividend yield	1.3%	1.6%
Risk free interest rates	4.00%	3.50%
Expected life	5.0 years	5.0 years
Expected volatility	33.00%	24.00%

The weighted average fair value of options granted was $9.35 and $5.67 per share, for the years ended December 31, 2005 and 2004, respectively.

Presented below is a summary of the status of stock options held by eligible employees during 2006, 2005 and 2004:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,406	$8.20	1,884	$8.17	3,012	$7.15
Granted	—	—	30	14.86	11	12.35
Exercised	673	7.98	469	8.56	1,116	5.40
Forfeited	—	—	39	8.14	23	7.09

Options outstanding at end of year	733	$8.40	1,406	$8.20	1,884	$8.17

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

The following table summarizes the status of stock options outstanding and exercisable for the year ended December 31, 2006:

		Weighted	Weighted		Weighted
	Stock	Average	Average	Stock	Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$3 to $6	248	3.8	$4.80	248	$4.80
6 to 16	485	4.5	10.24	485	10.24

	733			733

During 2006, 800 options to purchase common stock with an exercise price of $5.00 per share were exercised that were issued outside of the Plan in 1999. As of December 31, 2006, no options issued outside of the Plan were outstanding.

13.	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, follow:

				Accumulated
		Unrealized		Other
	Currency	Appreciation		Comprehensive
	Translation	of Investment	Other	Income (Loss)

Balance at December 31, 2003	$38,065	$5,718	$(7,468)	$36,315
Change	26,284	(5,718)	582	21,148

Balance at December 31, 2004	64,349	—	(6,886)	57,463
Change	(39,473)	—	3,840	(35,633)

Balance at December 31, 2005	24,876	—	(3,046)	21,830
Change	53,420	—	4,129	57,549

Balance at December 31, 2006	$78,296	$—	$1,083	$79,379

Other Transactions

On March 26, 2004, the Company sold an aggregate of 8,100 shares of common stock to Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. for $119,435, or $14.75 per share. The proceeds of the sale were used for general corporate purposes, which included reducing outstanding indebtedness under the Company’s credit agreements.

On January 26, 2006, the Company repurchased 1,000 shares of our outstanding common stock for $18,960, or $18.96 per share.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

14.	Income Taxes

The income tax provision relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$14,884	$22,770	$17,144
State and local	3,959	4,531	4,601
Foreign	19,055	24,188	16,724

Total current	37,898	51,489	38,469

Deferred:
Federal	22,617	17,321	19,273
State and local	2,903	3,283	4,764
Foreign	4,427	(3,223)	3,331

Total deferred	29,947	17,381	27,368

Income tax provision relating to continuing operations	$67,845	$68,870	$65,837

The income tax provision relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2006	2005	2004

Income tax provision relating to continuing operations at federal statutory rate of 35%	$70,215	$66,438	$61,945
State and local income taxes, net of federal benefit	3,740	4,944	6,259
Foreign	(6,671)	(3,961)	(2,480)
Other	561	1,449	113

Income tax provision relating to continuing operations	$67,845	$68,870	$65,837

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

The components of deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005

Deferred Tax Assets
Accrued liabilities	$34,603	$18,182
Net operating loss carryforwards	8,615	6,433
Interest rate swap	1,929	3,673
Other	6,209	3,619

Total deferred tax assets	51,356	31,907
Valuation allowance	(3,943)	(4,119)

Net deferred tax assets	47,413	27,788

Deferred Tax Liabilities
Depreciation and amortization	(135,411)	(115,060)
Partnership investments	(16,379)	(16,644)
Other	(7,484)	(4,079)

Total deferred tax liabilities	(159,274)	(135,783)

Net deferred tax liabilities	$(111,861)	$(107,995)

The Company does not provide for federal income taxes or tax benefits relating to the undistributed earnings or losses of its foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the United Kingdom) was $84,635, $70,468 and $65,997 during the years ended December 31, 2006, 2005 and 2004, respectively. It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2006, the Company had not provided federal income taxes on a total of $269,911 of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.

At December 31, 2006, the Company has $113,101 of United States state net operating loss carryforwards that expire at various dates through 2026, United States state credit carryforwards of $1,373 that will not expire, a United Kingdom net operating loss carryforward of $2,559 that will not expire, and a United Kingdom capital loss of $4,070 that will not expire. During 2006, a German net operating loss of $1,865 was fully utilized.

A valuation allowance of $3,914 has been recorded against the United States state net operating loss carryforwards and a valuation allowance of $29 has been recorded against the United States state credit carryforwards. A valuation allowance of $692 was removed due to the utilization of a German net operating loss.

The Company has classified its tax reserves as a long term obligation on the basis that management does not expect to make any payments relating to those reserves within the next twelve months.

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
(In thousands, except per share amounts) — (Continued)

and services through dealership facilities that market to customers in similar fashions). The following table presents certain data by geographic area:

	Year Ended December 31,
	2006	2005	2004

Sales to external customers:
United States	$7,641,709	$6,812,219	$5,960,582
Foreign	3,600,604	2,849,174	2,427,439

Total sales to external customers	$11,242,313	$9,661,393	$8,388,021

Long-lived assets, net:
United States	$456,169	$354,872
Foreign	236,177	144,684

Total long-lived assets	$692,346	$499,556

The Company’s foreign operations are predominantly based in the United Kingdom.

16.	Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006(1)(2)(3)
Total revenues	$2,552,139	$2,831,862	$2,977,295	$2,881,017
Gross profit	398,656	428,688	444,328	432,797
Net income	23,955	36,693	33,730	30,323
Diluted earnings per share	$0.26	$0.39	$0.36	$0.32

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005(1)(2)
Total revenues	$2,262,177	$2,494,143	$2,558,743	$2,346,330
Gross profit	347,315	375,408	382,067	368,661
Net income	22,892	33,196	32,764	30,121
Diluted earnings per share	$0.25	$0.36	$0.35	$0.32

(1)	As discussed in Note 3, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

(3)	As discussed in Note 1, the Company has adjusted its financial results for the first three quarters of fiscal 2006 in accordance with SAB 108.

17.	Subsequent Events

On January 26, 2007, the Company provided notice to the Bank of New York Trust Company, N.A., the trustee of the 9.625% Notes, of its intention to redeem the 9.625% Notes on March 15, 2007 at a price of 104.813 for all notes outstanding. The aggregate redemption price is estimated to be approximately $314,400, resulting in a pre-tax charge of approximately $19,000.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Effective February 13, 2007, the Company permanently reduced the credit availability under the U.S. Credit Agreement from $600,000 to $250,000 and the letter of credit availability from $50,000 to $10,000. The reduction in capacity under the U.S. Credit Agreement will enable the Company to avoid certain credit availability fees.

18.	Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 for United Auto Group, Inc.’s (as the issuer of the 9.625% Notes), wholly-owned subsidiary guarantors, non-wholly owned subsidiaries, and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$13,147	$—	$333	$—	$—	$687	$—	$2,536	$9,591
Accounts receivable, net	469,516	(200,621)	200,621	295,887	16,338	8,525	2,983	1,248	144,535
Inventories, net	1,519,506	—	—	782,140	33,250	20,057	5,429	3,663	674,967
Other current assets	71,490	—	9,426	23,452	490	25	—	10	38,087
Assets held for sale	213,030	—	—	200,945	—	—	—	—	12,085

Total current assets	2,286,689	(200,621)	210,380	1,302,424	50,078	29,294	8,412	7,457	879,265
Property and equipment, net	582,646	—	3,824	318,766	5,287	4,369	1,746	3,427	245,227
Intangible assets	1,490,767	—	—	926,842	68,281	20,738	3,722	—	471,184
Other assets	109,700	(1,068,787)	1,084,214	38,307	17	1	1	—	55,947

Total assets	$4,469,802	$(1,269,408)	$1,298,418	$2,586,339	$123,663	$54,402	$13,881	$10,884	$1,651,623

Floor plan notes payable	$874,326	$—	$—	$408,647	$2,362	$2,311	$4,792	$—	$456,214
Floor plan notes payable — non-trade	297,985	(35,000)	—	146,636	28,271	17,039	—	3,117	137,922
Accounts payable	300,804	—	2,738	99,652	8,154	2,051	737	3,827	183,645
Accrued expenses	214,307	(165,621)	27	63,524	36,109	16,601	2,286	1,332	260,049
Current portion of long-term debt	13,385	—	—	3,057	—	—	—	—	10,328
Liabilities held for sale	52,150	—	—	37,113	—	—	—	—	15,037

Total current liabilities	1,752,957	(200,621)	2,765	758,629	74,896	38,002	7,815	8,276	1,063,195
Long-term debt	1,168,666	—	—	790,759	63,151	21,361	3,842	3,047	286,506
Other long-term liabilities	252,526	—	—	237,167	10,329	279	4,160	(109)	700

Total liabilities	3,174,149	(200,621)	2,765	1,786,555	148,376	59,642	15,817	11,214	1,350,401
Total stockholders’ equity	1,295,653	(1,068,787)	1,295,653	799,784	(24,713)	(5,240)	(1,936)	(330)	301,222

Total liabilities and stockholders’ equity	$4,469,802	$(1,269,408)	$1,298,418	$2,586,339	$123,663	$54,402	$13,881	$10,884	$1,651,623

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$8,957	$—	$2,210	$—	$—	$1,127	$394	$2,540	$2,686
Accounts receivable, net	398,127	(125,107)	125,107	267,559	11,489	7,117	2,852	1,032	108,078
Inventories, net	1,144,584	—	—	684,151	33,029	19,941	6,272	2,184	399,007
Other current assets	50,209	—	5,118	21,448	467	42	6	—	23,128
Assets held for sale	310,467	—	—	289,460	—	—	—	—	21,007

Total current assets	1,912,344	(125,107)	132,435	1,262,618	44,985	28,227	9,524	5,756	553,906
Property and equipment, net	416,099	—	4,297	242,938	5,929	2,932	1,859	3,660	154,484
Intangible assets	1,182,273	—	—	830,639	68,281	20,738	3,722	—	258,893
Other assets	83,457	(986,211)	1,013,380	11,514	83	1	—	—	44,690

Total assets	$3,594,173	$(1,111,318)	$1,150,112	$2,347,709	$119,278	$51,898	$15,105	$9,416	$1,011,973

Floor plan notes payable	$785,237	$—	$—	$482,963	$14,045	$6,725	$6,156	$—	$275,348
Floor plan notes payable — non-trade	318,034	—	—	220,216	15,154	12,000	—	2,486	68,178
Accounts payable	198,268	—	3,874	80,180	6,941	1,393	676	2,532	102,672
Accrued expenses	170,606	(125,107)	506	81,088	29,933	13,952	2,040	715	167,479
Current portion of long-term debt	3,551	—	—	3,551	—	—	—	—	—
Liabilities held for sale	189,239	—	—	168,379	—	—	—	—	20,860

Total current liabilities	1,664,935	(125,107)	4,380	1,036,377	66,073	34,070	8,872	5,733	634,537
Long-term debt	576,690	—	—	333,215	63,151	21,361	3,842	3,096	152,025
Other long-term liabilities	206,816	—	—	190,862	10,638	548	4,059	176	533

Total liabilities	2,448,441	(125,107)	4,380	1,560,454	139,862	55,979	16,773	9,005	787,095
Total stockholders’ equity	1,145,732	(986,211)	1,145,732	787,255	(20,584)	(4,081)	(1,668)	411	224,878

Total liabilities and stockholders’ equity	$3,594,173	$(1,111,318)	$1,150,112	$2,347,709	$119,278	$51,898	$15,105	$9,416	$1,011,973

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In Thousands)

Revenues	$11,242,313	$—	$—	$6,785,990	$270,825	$181,222	$54,081	$40,702	$3,909,493
Cost of sales	9,537,844	—	—	5,731,002	218,845	151,857	47,146	34,994	3,354,000

Gross profit	1,704,469	—	—	1,054,988	51,980	29,365	6,935	5,708	555,493
Selling, general, and administrative expenses	1,356,452	—	15,153	832,129	40,550	23,035	5,975	3,795	435,815
Depreciation and amortization	44,863	—	1,427	25,326	972	603	211	278	16,046

Operating income (loss)	303,154	—	(16,580)	197,533	10,458	5,727	749	1,635	103,632
Floor plan interest expense	(61,565)	—	—	(40,803)	(1,740)	(1,114)	(290)	(126)	(17,492)
Other interest expense	(49,173)	—	—	(29,617)	(4,793)	(1,621)	(552)	(487)	(12,103)
Equity in earnings of affiliates	8,201	—	—	1,413	—	—	—	—	6,788
Equity in earnings of subsidiaries	—	(211,743)	211,743	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interests	200,617	(211,743)	195,163	128,526	3,925	2,992	(93)	1,022	80,825
Income taxes	(67,845)	79,037	(73,032)	(45,789)	(1,384)	(1,062)	43	(333)	(25,325)
Minority interests	(2,172)	—	—	(1,324)	(254)	(386)	—	(208)	—

Income (loss) from continuing operations	130,600	(132,706)	122,131	81,413	2,287	1,544	(50)	481	55,500
Income (loss) from discontinued operations, net of tax	(5,899)	—	—	(4,634)	—	—	—	—	(1,265)

Net income (loss)	$124,701	$(132,706)	$122,131	$76,779	$2,287	$1,544	$(50)	$481	$54,235

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In Thousands)

Revenues	$9,661,393	$—	$—	$5,993,300	$258,010	$157,184	$54,397	$36,949	$3,161,553
Cost of sales	8,187,942	—	—	5,060,536	208,392	130,543	47,479	32,195	2,708,797

Gross profit	1,473,451	—	—	932,764	49,618	26,641	6,918	4,754	452,756
Selling, general, and administrative expenses	1,154,220	—	14,128	716,905	39,271	21,323	5,648	3,302	353,643
Depreciation and amortization	37,551	—	1,438	21,336	934	483	204	273	12,883

Operating income (loss)	281,680	—	(15,566)	194,523	9,413	4,835	1,066	1,179	86,230
Floor plan interest expense	(47,124)	—	—	(30,529)	(1,120)	(1,111)	(227)	(97)	(14,040)
Other interest expense	(49,004)	—	—	(30,549)	(3,967)	(1,331)	(1,139)	(461)	(11,557)
Equity in earnings of affiliates	4,271	—	—	691	—	—	—	—	3,580
Equity in earnings of subsidiaries	—	(219,007)	219,007	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interests	189,823	(219,007)	203,441	134,136	4,326	2,393	(300)	621	64,213
Income taxes	(68,870)	87,491	(81,340)	(52,088)	(1,658)	(935)	113	(227)	(20,226)
Minority interests	(1,814)	—	—	(1,137)	(267)	(292)	—	(118)	—

Income (loss) from continuing operations	119,139	(131,516)	122,101	80,911	2,401	1,166	(187)	276	43,987
Income (loss) from discontinued operations, net of tax	(166)	—	—	535	—	—	—	—	(701)

Net income (loss)	$118,973	$(131,516)	$122,101	$81,446	$2,401	$1,166	$(187)	$276	$43,286

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2004

					Non-Wholly Owned Guarantor Subsidiaries
						UAG	UAG Mentor	UAG	Non-
	Total		United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In Thousands)

Revenues	$8,388,021	$—	$—	$5,185,518	$252,646	$158,725	$51,926	$14,017	$2,725,189
Cost of sales	7,132,693	—	—	4,398,218	208,882	134,072	45,566	12,173	2,333,782

Gross profit	1,255,328	—	—	787,300	43,764	24,653	6,360	1,844	391,407
Selling, general, and administrative expenses	975,409	—	12,640	608,675	34,270	19,163	5,373	1,423	293,865
Depreciation and amortization	36,365	—	818	18,780	1,740	483	203	86	14,255

Operating income (loss)	243,554	—	(13,458)	159,845	7,754	5,007	784	335	83,287
Floor plan interest expense	(40,883)	—	—	(28,561)	(699)	(734)	(159)	(24)	(10,706)
Other interest expense	(42,923)	—	—	(26,967)	(3,997)	(768)	(1,039)	(164)	(9,988)
Equity in earnings of affiliates	5,770	—	—	3,319	—	—	—	—	2,451
Other income	11,469	—	—	—	—	—	—	—	11,469
Equity in earnings of subsidiaries	—	(202,177)	202,177	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interests	176,987	(202,177)	188,719	107,636	3,058	3,505	(414)	147	76,513
Income taxes	(65,837)	84,202	(78,500)	(44,061)	(1,322)	(1,490)	146	(55)	(24,757)
Minority interests	(2,047)	—	—	(942)	(174)	(403)	—	(28)	(500)

Income (loss) from continuing operations	109,103	(117,975)	110,219	62,633	1,562	1,612	(268)	64	51,256
Income (loss) from discontinued operations, net of tax	2,584	—	—	2,801	—	—	—	—	(217)

Net income (loss)	$111,687	$(117,975)	$110,219	$65,434	$1,562	$1,612	$(268)	$64	$51,039

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

				Non-Wholly Owned Guarantor Subsidiaries
					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$120,281	$(923)	$120,019	$(6,351)	$(677)	$(75)	$684	$7,604

Investing Activities:
Purchase of property and equipment	(225,058)	(954)	(55,263)	(330)	(3,613)	(98)	(45)	(164,755)
Proceeds from sale — leaseback transactions	106,167	—	26,447	—	1,573	—	—	78,147
Dealership acquisitions, net	(369,055)	—	(134,984)	—	—	—	—	(234,071)

Net cash from continuing investing activities	(487,946)	(954)	(163,800)	(330)	(2,040)	(98)	(45)	(320,679)

Financing Activities:
Net borrowings (repayments) of long-term debt	(211,072)	43,311	(411,671)	—	—	—	(49)	157,337
Issuance of subordinated debt	750,000	—	750,000	—	—	—	—	—
Floor plan notes payable — non-trade	(71,140)	—	(243,085)	13,117	5,039	—	631	153,158
Payments of deferred financing fees	(17,210)	(17,210)	—	—	—	—	—	—
Proceeds from exercise of common stock including excess tax benefit	18,069	18,069	—	—	—	—	—	—
Repurchase of common stock	(18,955)	(18,955)	—	—	—	—	—	—
Distributions from (to) parent	—	—	5,144	(6,436)	(2,762)	(221)	(1,225)	5,500
Dividends	(25,215)	(25,215)	—	—	—	—	—	—

Net cash from continuing financing activities	424,477	—	100,388	6,681	2,277	(221)	(643)	315,995

Net cash from discontinued operations	(52,622)	—	(56,607)	—	—	—	—	3,985

Net change in cash and cash equivalents	4,190	(1,877)	—	—	(440)	(394)	(4)	6,905
Cash and cash equivalents, beginning of period	8,957	2,210	—	—	1,127	394	2,540	2,686

Cash and cash equivalents, end of period	$13,147	$333	$—	$—	$687	$—	$2,536	$9,591

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

				Non-Wholly Owned Guarantor Subsidiaries
					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$169,373	$(15,179)	$130,365	$4,542	$5,680	$1,004	$2,594	$40,367

Investing Activities:
Purchase of property and equipment	(220,457)	(1,947)	(136,497)	(822)	(5,801)	(248)	(120)	(75,022)
Proceeds from sale — leaseback transactions	118,470	—	65,620	—	4,803	—	—	48,047
Dealership acquisitions, net	(126,879)	—	(107,084)	—	—	—	—	(19,795)

Net cash from continuing investing activities	(228,866)	(1,947)	(177,961)	(822)	(998)	(248)	(120)	(46,770)

Financing Activities:
Net borrowings (repayments) of long-term debt	2,388	16,171	(33)	—	—	—	75	(13,825)
Floor plan notes payable — non-trade	18,445	—	15,194	2,693	(1,816)	—	(9)	2,383
Proceeds from exercise of common stock including excess tax benefit	4,673	4,673	—	—	—	—	—	—
Distributions from (to) parent	—	—	(3,718)	(6,413)	(3,163)	(487)	—	13,781
Dividends	(20,844)	(20,844)	—	—	—	—	—	—

Net cash from continuing financing activities	4,662	—	11,443	(3,720)	(4,979)	(487)	66	2,339

Net cash from discontinued operations	40,241	—	36,153	—	—	—	—	4,088

Net change in cash and cash equivalents	(14,590)	(17,126)	—	—	(297)	269	2,540	24
Cash and cash equivalents, beginning of period	23,547	19,336	—	—	1,424	125	—	2,662

Cash and cash equivalents, end of period	$8,957	$2,210	$—	$—	$1,127	$394	$2,540	$2,686

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

				Non-Wholly Owned Guarantor Subsidiaries
					UAG	UAG Mentor	UAG	Non-
	Total	United Auto	Guarantor	HBL	Connecticut I,	Acquisition	Central NJ,	Guarantor
	Company	Group, Inc.	Subsidiaries	LLC	LLC	LLC	LLC	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$266,592	$11,442	$161,936	$12,500	$1,311	$6,247	$(1,687)	$74,843

Investing Activities:
Purchase of property and equipment	(225,555)	(371)	(95,627)	(21,009)	(2,280)	(92)	(3,899)	(102,277)
Proceeds from sale — leaseback transactions	149,076	—	65,893	37,154	2,967	—	—	43,062
Dealership acquisitions, net	(210,084)	—	(152,834)	—	—	—	—	(57,250)
Proceeds from sale of investment	13,566	—	—	—	—	—	—	13,566

Net cash from continuing investing activities	(272,997)	(371)	(182,568)	16,145	687	(92)	(3,899)	(102,899)

Financing Activities:
Net borrowings (repayments) of long-term debt	(74,257)	(110,960)	74,942	(12,731)	—	—	3,021	(28,529)
Floor plan notes payable — non-trade	(58,841)	—	(49,427)	(6,679)	1,452	(5,926)	2,495	(756)
Proceeds from issuance of common stock	119,435	119,435	—	—	—	—	—	—
Proceeds from exercise of common stock including excess tax benefit	9,936	9,936	—	—	—	—	—	—
Distributions from (to) parent	—	—	(43,776)	(10,481)	(2,670)	(189)	70	57,046
Dividends	(18,411)	(18,411)	—	—	—	—	—	—

Net cash from continuing financing activities	(22,138)	—	(18,261)	(29,891)	(1,218)	(6,115)	5,586	27,761

Net cash from discontinued operations	33,781	—	35,925	—	—	—	—	(2,144)

Net change in cash and cash equivalents	5,238	11,071	(2,968)	(1,246)	780	40	—	(2,439)
Cash and cash equivalents, beginning of period	18,309	8,265	2,968	1,246	644	85	—	5,101

Cash and cash equivalents, end of period	$23,547	$19,336	$—	$—	$1,424	$125	$—	$2,662

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

The following tables include condensed consolidating financial information as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 for United Auto Group, Inc.’s (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

					Non-
	Total		United Auto	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$13,147	$—	$333	$—	$12,814
Accounts receivable, net	469,516	(200,621)	200,621	295,887	173,629
Inventories, net	1,519,506	—	—	782,140	737,366
Other current assets	71,490	—	9,426	23,452	38,612
Assets held for sale	213,030	—	—	200,945	12,085

Total current assets	2,286,689	(200,621)	210,380	1,302,424	974,506
Property and equipment, net	582,646	—	3,824	318,766	260,056
Intangible assets	1,490,767	—	—	926,842	563,925
Other assets	109,700	(1,068,787)	1,084,214	38,307	55,966

Total assets	$4,469,802	$(1,269,408)	$1,298,418	$2,586,339	$1,854,453

Floor plan notes payable	$874,326	$—	$—	$408,647	$465,679
Floor plan notes payable — non-trade	297,985	(35,000)	—	146,636	186,349
Accounts payable	300,804	—	2,738	99,652	198,414
Accrued expenses	214,307	(165,621)	27	63,524	316,377
Current portion of long-term debt	13,385	—	—	3,057	10,328
Liabilities held for sale	52,150	—	—	37,113	15,037

Total current liabilities	1,752,957	(200,621)	2,765	758,629	1,192,184
Long-term debt	1,168,666	—	—	790,759	377,907
Other long-term liabilities	252,526	—	—	237,167	15,359

Total liabilities	3,174,149	(200,621)	2,765	1,786,555	1,585,450
Total stockholders’ equity	1,295,653	(1,068,787)	1,295,653	799,784	269,003

Total liabilities and stockholders’ equity	$4,469,802	$(1,269,408)	$1,298,418	$2,586,339	$1,854,453

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

					Non-
	Total		United Auto	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$8,957	$—	$2,210	$—	$6,747
Accounts receivable, net	398,127	(125,107)	125,107	267,559	130,568
Inventories, net	1,144,584	—	—	684,151	460,433
Other current assets	50,209	—	5,118	21,448	23,643
Assets held for sale	310,467	—	—	289,460	21,007

Total current assets	1,912,344	(125,107)	132,435	1,262,618	642,398
Property and equipment, net	416,099	—	4,297	242,938	168,864
Intangible assets	1,182,273	—	—	830,639	351,634
Other assets	83,457	(986,211)	1,013,380	11,514	44,774

Total assets	$3,594,173	$(1,111,318)	$1,150,112	$2,347,709	$1,207,670

Floor plan notes payable	$785,237	$—	$—	$482,963	$302,274
Floor plan notes payable — non-trade	318,034	—	—	220,216	97,818
Accounts payable	198,268	—	3,874	80,180	114,214
Accrued expenses	170,606	(125,107)	506	81,088	214,119
Current portion of long-term debt	3,551	—	—	3,551	—
Liabilities held for sale	189,239	—	—	168,379	20,860

Total current liabilities	1,664,935	(125,107)	4,380	1,036,377	749,285
Long-term debt	576,690	—	—	333,215	243,475
Other long-term liabilities	206,816	—	—	190,862	15,954

Total liabilities	2,448,441	(125,107)	4,380	1,560,454	1,008,714
Total stockholders’ equity	1,145,732	(986,211)	1,145,732	787,255	198,956

Total liabilities and stockholders’ equity	$3,594,173	$(1,111,318)	$1,150,112	$2,347,709	$1,207,670

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006

					Non-
	Total		United Auto	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$11,242,313	$—	$—	$6,785,990	$4,456,323
Cost of sales	9,537,844	—	—	5,731,002	3,806,842

Gross profit	1,704,469	—	—	1,054,988	649,481
Selling, general, and administrative expenses	1,356,452	—	15,153	832,129	509,170
Depreciation and amortization	44,863	—	1,427	25,326	18,110

Operating income (loss)	303,154	—	(16,580)	197,533	122,201
Floor plan interest expense	(61,565)	—	—	(40,803)	(20,762)
Other interest expense	(49,173)	—	—	(29,617)	(19,556)
Equity in earnings of affiliates	8,201	—	—	1,413	6,788
Equity in earnings of subsidiaries	—	(211,743)	211,743	—	—

Income (loss) from continuing operations before income taxes and minority interests	200,617	(211,743)	195,163	128,526	88,671
Income taxes	(67,845)	79,037	(73,032)	(45,789)	(28,061)
Minority interests	(2,172)	—	—	(1,324)	(848)

Income (loss) from continuing operations	130,600	(132,706)	122,131	81,413	59,762
Loss from discontinued operations, net of tax	(5,899)	—	—	(4,634)	(1,265)

Net income (loss)	$124,701	$(132,706)	$122,131	$76,779	$58,497

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005

					Non-
	Total		United Auto	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$9,661,393	$—	$—	$5,993,300	$3,668,093
Cost of sales	8,187,942	—	—	5,060,536	3,127,406

Gross profit	1,473,451	—	—	932,764	540,687
Selling, general, and administrative expenses	1,154,220	—	14,128	716,905	423,187
Depreciation and amortization	37,551	—	1,438	21,336	14,777

Operating income (loss)	281,680	—	(15,566)	194,523	102,723
Floor plan interest expense	(47,124)	—	—	(30,529)	(16,595)
Other interest expense	(49,004)	—	—	(30,549)	(18,455)
Equity in earnings of affiliates	4,271	—	—	691	3,580
Equity in earnings of subsidiaries	—	(219,007)	219,007	—	—

Income (loss) from continuing operations before income taxes and minority interests	189,823	(219,007)	203,441	134,136	71,253
Income taxes	(68,870)	87,491	(81,340)	(52,088)	(22,933)
Minority interests	(1,814)	—	—	(1,137)	(677)

Income (loss) from continuing operations	119,139	(131,516)	122,101	80,911	47,643
Loss from discontinued operations, net of tax	(166)	—	—	535	(701)

Net income (loss)	$118,973	$(131,516)	$122,101	$81,446	$46,942

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2004

					Non-
	Total		United Auto	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$8,388,021	$—	$—	$5,185,518	$3,202,503
Cost of sales	7,132,693	—	—	4,398,218	2,734,475

Gross profit	1,255,328	—	—	787,300	468,028
Selling, general, and administrative expenses	975,409	—	12,640	608,675	354,094
Depreciation and amortization	36,365	—	818	18,780	16,767

Operating income (loss)	243,554	—	(13,458)	159,845	97,167
Floor plan interest expense	(40,883)	—	—	(28,561)	(12,322)
Other interest expense	(42,923)	—	—	(26,967)	(15,956)
Equity in earnings of affiliates	5,770	—	—	3,319	2,451
Other income	11,469	—	—	—	11,469
Equity in earnings of subsidiaries	—	(202,177)	202,177	—	—

Income (loss) from continuing operations before income taxes and minority interests	176,987	(202,177)	188,719	107,636	82,809
Income taxes	(65,837)	84,202	(78,500)	(44,061)	(27,478)
Minority interests	(2,047)	—	—	(942)	(1,105)

Income (loss) from continuing operations	109,103	(117,975)	110,219	62,633	54,226
Income (loss) from discontinued operations, net of tax	2,584	—	—	2,801	(217)

Net income (loss)	$111,687	$(117,975)	$110,219	$65,434	$54,009

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

				Non-
	Total	United Auto	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$120,281	$(923)	$120,019	$1,185

Investing Activities:
Purchase of property and equipment	(225,058)	(954)	(55,263)	(168,841)
Proceeds from sale — leaseback transactions	106,167	—	26,447	79,720
Dealership acquisitions, net	(369,055)	—	(134,984)	(234,071)

Net cash from continuing investing activities	(487,946)	(954)	(163,800)	(323,192)

Financing Activities:
Net borrowings (repayments) of long-term debt	(211,072)	43,311	(411,671)	157,288
Issuance of subordinated debt	750,000	—	750,000	—
Floor plan notes payable — non-trade	(71,140)	—	(243,085)	171,945
Payments of deferred financing fees	(17,210)	(17,210)	—	—
Proceeds from exercise of common stock including excess tax benefit	18,069	18,069	—	—
Repurchase of common stock	(18,955)	(18,955)	—	—
Distributions from (to) parent	—	—	5,144	(5,144)
Dividends	(25,215)	(25,215)	—	—

Net cash from continuing financing activities	424,477	—	100,388	324,089

Net cash from discontinued operations	(52,622)	—	(56,607)	3,985

Net change in cash and cash equivalents	4,190	(1,877)	—	6,067
Cash and cash equivalents, beginning of period	8,957	2,210	—	6,747

Cash and cash equivalents, end of period	$13,147	$333	$—	$12,814

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

				Non-
	Total	United Auto	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$169,373	$(15,179)	$130,365	$54,187

Investing Activities:
Purchase of property and equipment	(220,457)	(1,947)	(136,497)	(82,013)
Proceeds from sale — leaseback transactions	118,470	—	65,620	52,850
Dealership acquisitions, net	(126,879)	—	(107,084)	(19,795)

Net cash from continuing investing activities	(228,866)	(1,947)	(177,961)	(48,958)

Financing Activities:
Net borrowings (repayments) of long-term debt	2,388	16,171	(33)	(13,750)
Floor plan notes payable — non-trade	18,445	—	15,194	3,251
Proceeds from exercise of common stock including excess tax benefit	4,673	4,673	—	—
Distributions from (to) parent	—	—	(3,718)	3,718
Dividends	(20,844)	(20,844)	—	—

Net cash from continuing financing activities	4,662	—	11,443	(6,781)

Net cash from discontinued operations	40,241	—	36,153	4,088

Net change in cash and cash equivalents	(14,590)	(17,126)	—	2,536
Cash and cash equivalents, beginning of period	23,547	19,336	—	4,211

Cash and cash equivalents, end of period	$8,957	$2,210	$—	$6,747

UNITED AUTO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

				Non-
	Total	United Auto	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$266,592	$11,442	$161,936	$93,214

Investing Activities:
Purchase of property and equipment	(225,555)	(371)	(95,627)	(129,557)
Proceeds from sale — leaseback transactions	149,076	—	65,893	83,183
Dealership acquisitions, net	(210,084)	—	(152,834)	(57,250)
Proceeds from sale of investment	13,566	—	—	13,566

Net cash from continuing investing activities	(272,997)	(371)	(182,568)	(90,058)

Financing Activities:
Net borrowings (repayments) of long-term debt	(74,257)	(110,960)	74,942	(38,239)
Floor plan notes payable — non-trade	(58,841)	—	(49,427)	(9,414)
Proceeds from issuance of common stock	119,435	119,435	—	—
Proceeds from exercise of common stock including excess tax benefit	9,936	9,936	—	—
Distributions from (to) parent	—	—	(43,776)	43,776
Dividends	(18,411)	(18,411)	—	—

Net cash from continuing financing activities	(22,138)	—	(18,261)	(3,877)

Net cash from discontinued operations	33,781	—	35,925	(2,144)

Net change in cash and cash equivalents	5,238	11,071	(2,968)	(2,865)
Cash and cash equivalents, beginning of period	18,309	8,265	2,968	7,076

Cash and cash equivalents, end of period	$23,547	$19,336	$—	$4,211

Schedule II

UNITED AUTO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries	at End
Description	of Year	Additions	& Other	of Year
	(In Thousands)

Year Ended December 31, 2006
Allowance for doubtful accounts	3,933	1,785	(2,863)	2,855
Tax valuation allowance	4,119	1,456	(1,632)	3,943

Year Ended December 31, 2005
Allowance for doubtful accounts	3,350	2,729	(2,146)	3,933
Tax valuation allowance	1,080	3,190	(151)	4,119

Year Ended December 31, 2004
Allowance for doubtful accounts	2,934	3,149	(2,733)	3,350
Tax valuation allowance	—	1,080	—	$1,080