Form 10-Q
period 2007-03-31
UNITED AUTO GROUP INC
filed 2007-05-10
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-12297
United Auto Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3086739
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2555 Telegraph Road,	48302-0954
Bloomfield Hills, Michigan	(Zip Code)
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
Yes ☐     No ☑
As of May 1, 2007, there were 94,880,292 shares of voting common stock outstanding.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	3

Consolidated Condensed Statements of Income for the three months ended March 31, 2007 and 2006	4

Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006	5

Consolidated Condensed Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the three months ended March 31, 2007	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative & Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 6. Exhibits	40

Exhibit 4.1
Exhibit 4.2
Exhibit 12
Exhibit 31
Exhibit 32

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$25,202	$13,147
Accounts receivable, net of allowance for doubtful accounts of $2,664 and $2,865	509,348	469,601
Inventories, net	1,602,193	1,521,424
Other current assets	85,078	71,524
Assets held for sale	181,598	200,083

Total current assets	2,403,419	2,275,779
Property and equipment, net	584,710	582,220
Goodwill	1,264,908	1,255,949
Franchise value	246,789	246,118
Other assets	94,318	109,736

Total assets	$4,594,144	$4,469,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,072,369	$874,326
Floor plan notes payable — non-trade	476,224	297,069
Accounts payable	272,727	301,221
Accrued expenses	214,882	214,406
Current portion of long-term debt	14,513	13,385
Liabilities held for sale	103,115	52,703

Total current liabilities	2,153,830	1,753,110
Long-term debt	864,510	1,168,666
Other long-term liabilities	272,805	252,373

Total liabilities	3,291,145	3,174,149

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 94,755 shares issued at March 31, 2007; 94,468 shares issued at December 31, 2006	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	770,277	768,794
Retained earnings	496,290	492,704
Accumulated other comprehensive income (loss)	81,656	79,379
Treasury stock, at cost; 5,306 shares at March 31, 2007 and December 31, 2006	(45,233)	(45,233)

Total stockholders’ equity	1,302,999	1,295,653

Total liabilities and stockholders’ equity	$4,594,144	$4,469,802

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
		(Restated)*
	(Unaudited)
	(In thousands, except per
	share amounts)
Revenue:
New vehicle	$1,645,014	$1,432,768
Used vehicle	786,910	555,102
Finance and insurance, net	68,894	58,049
Service and parts	352,570	293,656
Fleet and wholesale vehicle	249,782	213,211

Total revenues	3,103,170	2,552,786

Cost of sales:
New vehicle	1,506,668	1,306,680
Used vehicle	725,763	504,955
Service and parts	156,934	131,916
Fleet and wholesale vehicle	246,848	210,478

Total cost of sales	2,636,213	2,154,029

Gross profit	466,957	398,757
Selling, general and administrative expenses	374,971	322,321
Depreciation and amortization	12,803	10,175

Operating income	79,183	66,261
Floor plan interest expense	(16,112)	(13,950)
Other interest expense	(18,859)	(11,947)
Equity in (losses) earnings of affiliates	(821)	1,150
Loss on debt redemption	(18,634)	—

Income from continuing operations before income taxes and minority interests	24,757	41,514
Income taxes	(8,412)	(15,122)
Minority interests	(294)	(422)

Income from continuing operations	16,051	25,970
Loss from discontinued operations, net of tax	(1,469)	(2,015)

Net income	$14,582	$23,955

Basic earnings per share:
Continuing operations	$0.17	$0.28
Discontinued operations	(0.02)	(0.02)
Net income	0.16	0.26
Shares used in determining basic earnings per share	93,808	93,024

Diluted earnings per share:
Continuing operations	$0.17	$0.28
Discontinued operations	(0.02)	(0.02)
Net income	0.15	0.25
Shares used in determining diluted earnings per share	94,412	94,272

Cash dividends per share	$0.07	$0.06

*	See Note 1
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
		(Restated)*
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$14,582	$23,955
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	12,803	10,175
Undistributed losses (earnings) of equity method investments	821	(1,107)
Loss from discontinued operations, net of tax	1,469	2,015
Deferred income taxes	3,172	3,961
Debt redemption premium	18,634	—
Minority interests	294	422
Changes in operating assets and liabilities:
Accounts receivable	(35,763)	26,015
Inventories	(80,782)	(68,682)
Floor plan notes payable	198,044	40,448
Accounts payable and accrued expenses	(26,144)	84,440
Other	(11,390)	(26,405)

Net cash from continuing operating activities	95,740	95,237

Investing Activities:
Purchase of equipment and improvements	(36,837)	(43,406)
Proceeds from sale-leaseback transactions	23,600	19,739
Dealership acquisitions net, including repayment of sellers’ floorplan notes payable of $0 and $66,449, respectively	(1,373)	(176,230)
Other	8,764	—

Net cash from continuing investing activities	(5,846)	(199,897)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement	71,000	132,000
Repayments under U.S. credit agreement	(71,000)	(396,000)
Redemption 9 5/8% Senior Subordinated debt	(314,439)	—
Issuance of convertible subordinated debt	—	375,000
Net repayments of other long-term debt	(3,748)	(2,784)
Net borrowings of floor plan notes payable — non-trade	179,155	19,728
Payment of deferred financing costs	—	(11,513)
Proceeds from exercises of options, including excess tax benefit	333	11,868
Repurchase of common stock	—	(18,955)
Dividends	(6,566)	(5,522)

Net cash from continuing financing activities	(145,265)	103,822

Discontinued operations:
Net cash from discontinued operating activities	24,272	(2,861)
Net cash from discontinued investing activities	19,175	7,046
Net cash from discontinued financing activities	23,979	(2,513)

Net cash from discontinued operations	67,426	1,672

Net change in cash and cash equivalents	12,055	834
Cash and cash equivalents, beginning of period	13,147	8,957

Cash and cash equivalents, end of period	$25,202	$9,791

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$33,592	$34,659
Income taxes	5,423	2,815

*	See Note 1
See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated
			Additional		Other		Total
	Issued		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)

Balances, January 1, 2007	94,468,013	$9	$768,794	$492,704	$79,379	$(45,233)	$1,295,653

Adoption of FIN 48 (Note 1)	—	—	—	(4,430)	—	—	(4,430)
Restricted stock	262,244	—	1,150			—	1,150
Exercise of options, including tax benefit of $144	24,469	—	333	—	—	—	333
Dividends	—	—	—	(6,566)	—	—	(6,566)
Foreign currency translation	—	—	—	—	2,099	—	2,099
Other	—	—	—	—	178	—	178
Net income	—	—	—	14,582	—	—	14,582

Balances, March 31, 2007	94,754,726	$9	$770,277	$496,290	$81,656	$(45,233)	$1,302,999

See Notes to Consolidated Condensed Financial Statements

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of United Auto Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through March 31, 2007. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, which are included as part of the Company’s Annual Report on
Form 10-K.
On June 1, 2006, the Company effected a two-for-one split of its voting common stock in the form of a dividend. Shareholders of record as of May 11, 2006 received one additional share for each share they owned. All share and per share information herein reflects the stock split.
Tax returns filed by the Company in all jurisdictions are subject to periodic audit by various tax authorities, certain of which are currently underway. To date, no material adjustments have been proposed in connection with these audits, and we do not anticipate that these audits will result in a material change to our financial position or results of operations. FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes.
The Company adopted FIN No. 48 as of January 1, 2007, pursuant to which the Company recorded a $4,430 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1,2007, the Company’s total amount of unrecognized tax benefit was approximately $36,600, of which approximately $23,600 could favorably impact the Company’s effective tax rate in the future.
We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2007, we had approximately $5,500 of interest and penalties accrued relating to uncertain tax positions. We do not expect the amount of accrued interest and penalties to change materially in the next twelve months.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which permitted the Company to adjust for the cumulative effect of prior period immaterial errors in the carrying amount of assets and liabilities as of the beginning of 2006, with an offsetting adjustment to retained earnings as of January 1, 2006. SAB 108 requires the adjustment of any previously issued quarterly financial statements within 2006 for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company adjusted its opening retained earnings as of January 1, 2006 and its financial results for the first three quarters of fiscal 2006 to correct an error related to operating leases with scheduled rent increases which were not accounted for on a straight line basis over the rental period. The error, which was previously determined to be immaterial on a quantitative and qualitative basis under the Company’s assessment methodology for each individual period, impacted net income by $804 and $2,115 during the years ended December 31, 2005 and 2004, respectively. A summary of the impact of the error on previously issued 2006 quarterly financial statements follows:

2006

Cumulative effect on stockholders’ equity as of January 1,	$(10,792)
Effect on:
Net income for the three months ended March 31,	$(138)
Net income for the three months ended June 30,	$(143)
Net income for the three months ended September 30,	$(143)

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Discontinued Operations
The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from the Company’s on-going operations and that the Company will not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a dealership will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. Combined financial information regarding dealerships accounted for as discontinued operations follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues	$142,384	$228,175
Pre-tax loss	(2,147)	(1,751)
Gain (loss) on disposal	231	(1,568)

	March 31,	December 31,
	2007	2006
Inventories	$90,675	$105,341
Other assets	90,923	94,742

Total assets	$181,598	$200,083

Floor plan notes payable (trade and non-trade)	$83,858	$30,190
Other liabilities	19,257	22,513

Total Liabilities	$103,115	$52,703

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

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Company believes the franchise value of its dealerships has an indefinite useful life based on the following facts:
•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated franchise agreements.
The following is a summary of the changes in the carrying amount of goodwill and franchise value for the three months ended March 31, 2007:

		Franchise
	Goodwill	Value
Balance — January 1, 2007	$1,255,949	$246,118
Additions during period	6,960	—
Foreign currency translation	1,999	671

Balance — March 31, 2007	$1,264,908	$246,789

As of March 31, 2007, approximately $674,475 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.
New Accounting Pronouncements
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
2. Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2007	2006
New vehicles	$1,124,360	$1,080,822
Used vehicles	399,799	361,984
Parts, accessories and other	78,034	78,618

Total inventories	$1,602,193	$1,521,424

The Company receives non-refundable credits from certain vehicle manufacturers which are treated as a reduction of cost of goods sold when the vehicles are sold. Such credits amounted to $7,056 and $6,480 during the three months ended March 31, 2007 and 2006, respectively.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
3. Business Combinations
The Company acquired 31 franchises during the three months ended March 31, 2006. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. A summary of the aggregate purchase price allocations for the three months ended March 31, 2007 and 2006 follows:

	March 31,
	2007	2006

Accounts receivable	$—	$12,175
Inventory	—	72,199
Other current assets	—	4,469
Property and equipment	—	2,791
Goodwill	1,373	84,422
Franchise value	—	27,482
Current liabilities	—	(27,308)

Cash used in dealership acquisitions	$1,373	$176,230

The following unaudited consolidated pro forma results of operations of the Company for the three months ended March 31, 2007 and 2006 give effect to acquisitions consummated during 2007 and 2006 as if they had occurred on January 1, 2006.

	Three Months Ended
	March 31,
	2007	2006
Revenues	$3,103,170	$2,820,990
Income from continuing operations	16,051	26,140
Net income	14,613	24,236
Income from continuing operations per diluted common share	0.17	0.28
Net income per diluted common share	$0.15	$0.26

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
4. Floor Plan Notes Payable — Trade and Non-trade
The Company finances the majority of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to make loan principal repayments prior to the sale of the financed vehicles. The Company typically makes monthly interest payments on the amount financed. Outside the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the financed vehicles or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in defined benchmarks. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated condensed balance sheets and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.
5. Earnings Per Share
Basic earnings per share is computed using net income and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted average shares outstanding	93,808	93,024
Effect of stock options	274	764
Effect of restricted stock	330	484

Weighted average shares outstanding, including effect of dilutive securities	94,412	94,272

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 6, may be converted to voting common stock. As of March 31, 2007, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.
6. Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006

U.S. credit agreement	$—	$—
U.K. credit agreement	118,074	117,544
7.75% Senior Subordinated Notes due 2016	375,000	375,000
3.5% Senior Subordinated Notes due 2026	375,000	375,000
9.625% Senior Subordinated Notes due 2012	—	300,000
Other	10,949	14,507

Total long-term debt	879,023	1,182,051
Less: Current portion	(14,513)	(13,385)

Net long-term debt	$864,510	$1,168,666

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
U.S. Credit Agreement
The Company is party to a credit agreement with DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $10,000 of availability for letters of credit, through September 30, 2009. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2007, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. Outstanding letters of credit under the U.S. Credit Agreement amounted to $6,500 as of March 31, 2007. No other amounts were outstanding under this facility as of March 31, 2007.
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
          The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2007, the Company was in compliance with all covenants under the U.K. Credit Agreement.
          The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. As of March 31, 2007, outstanding loans under the U.K. Credit Agreement amounted to £60,000 ($118,074).

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
7.75% Senior Subordinated Notes
On December 4, 2006, the Company issued $375,000 aggregate principal amount of 7.75% Senior Subordinated Notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2007, the Company was in compliance with all negative covenants and there were no events of default.
The Company entered into a registration rights agreement with the initial purchasers of the 7.75% Notes under which the Company agreed to file a registration statement with the Securities and Exchange Commission to allow holders to exchange the 7.75% Notes for registered notes having substantially the same terms. The Company will use its commercially reasonable efforts to cause such registration statement to become effective and to complete the exchange offer within 240 days after the original issuance of the 7.75% Notes. The Company will be required to pay additional interest, subject to some limitations, to the holders of the 7.75% Notes if it fails to comply with these obligations or the registration statement ceases to be effective or fails to be usable for certain periods of time, in each case subject to certain exceptions outlined in the registration rights agreement.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2007, the Company was in compliance with all negative covenants and there were no events of default.
Holders may convert based on a conversion rate of 42.2052 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period commencing after March 31, 2006, if the closing price of the common stock for twenty of the last thirty trading days in the prior quarter exceed $28.43 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.
Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, in lieu of shares of the Company’s common stock, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the related indenture covering the Convertible Notes, of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion.
If a holder elects to convert its Convertible Notes in connection with certain events that constitute a change of control on or before April 6, 2011, the Company will pay, to the extent described in the Indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes. In addition, the Company will pay contingent interest in cash, commencing with any six-month period from April 1 to September 30 and from October 1 to March 31, beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of that six-month period equals 120% or more of the principal amount of the Convertible Note.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
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
9.625% Senior Subordinated Notes
In March 2007, the Company redeemed its $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”) at a price of 104.813%. The 9.625% Notes were unsecured senior subordinated notes and were subordinate to all existing senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The Company incurred an $18,634 pre-tax charge in connection with the redemption, consisting of the $14,439 redemption premium and the write-off of $4,195 of unamortized deferred financing costs.
7. Stockholders’ Equity
On January 26, 2006, the Company repurchased 1,000 shares of its outstanding common stock for $18,960, or $18.96 per share.
Comprehensive income
Other comprehensive income includes changes in the fair value of interest rate swap agreements, foreign currency translation gains and losses and available for sale securities valuation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$14,582	$23,955
Other comprehensive income:
Foreign currency translation	2,099	3,993
Other	178	1,305

Comprehensive income	$16,859	$29,253

8. Interest Rate Swaps
The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. During the three months ended March 31, 2007, the swap reduced the weighted average interest rate on floorplan borrowings by approximately 0.1%. As of March 31, 2007, the Company expects approximately $613 associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to issues with customers, employment related matters, class action claims, purported class action claims, and claims brought by governmental authorities. As of March 31, 2007, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
10. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 for United Auto Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
March 31, 2007

					Non-
	Total		United Auto	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
			(In Thousands)

Cash and cash equivalents	$25,202	$—	$13,558	$—	$11,644
Accounts receivable, net	509,348	(176,799)	176,799	274,711	234,637
Inventories, net	1,602,193	—	—	840,734	761,459
Other current assets	85,078	—	5,814	25,662	53,602
Assets held for sale	181,598	—	—	167,378	14,220

Total current assets	2,403,419	(176,799)	196,171	1,308,485	1,075,562
Property and equipment, net	584,710	—	3,578	310,788	270,344
Intangible assets	1,511,697	—	—	939,638	572,059
Other assets	94,318	(1,094,665)	1,106,951	27,040	54,992

Total assets	$4,594,144	$(1,271,464)	$1,306,700	$2,585,951	$1,972,957

Floor plan notes payable	$1,072,369	$—	$—	$504,804	$567,565
Floor plan notes payable — non-trade	476,224	—	—	275,149	201,075
Accounts payable	272,727	—	2,973	94,660	175,094
Accrued expenses	214,882	(176,799)	728	78,724	312,229
Current portion of long-term debt	14,513	—	—	444	14,069
Liabilities held for sale	103,115	—	—	89,249	13,866

Total current liabilities	2,153,830	(176,799)	3,701	1,043,030	1,283,898
Long-term debt	864,510	(254,970)	—	750,821	368,659
Other long-term liabilities	272,805	—	—	232,181	40,624

Total liabilities	3,291,145	(431,769)	3,701	2,026,032	1,693,181
Total stockholders’ equity	1,302,999	(839,695)	1,302,999	559,919	279,776

Total liabilities and stockholders’ equity	$4,594,144	$(1,271,464)	$1,306,700	$2,585,951	$1,972,957

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2006

					Non-
	Total		United Auto	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
			(In Thousands)

Cash and cash equivalents	$13,147	$—	$2,419	$—	$10,728
Accounts receivable, net	469,601	(200,621)	200,621	295,224	174,377
Inventories, net	1,521,424	—	—	788,333	733,091
Other current assets	71,524	—	9,426	23,454	38,644
Assets held for sale	200,083	—	—	185,136	14,947

Total current assets	2,275,779	(200,621)	212,466	1,292,147	971,787
Property and equipment, net	582,220	—	3,824	318,510	259,886
Intangible assets	1,502,067	—	—	938,142	563,925
Other assets	109,736	(1,070,783)	1,082,128	42,425	55,966

Total assets	$4,469,802	$(1,271,404)	$1,298,418	$2,591,224	$1,851,564

Floor plan notes payable	$874,326	$—	$—	$408,647	$465,679
Floor plan notes payable — non-trade	297,069	(35,000)	—	145,720	186,349
Accounts payable	301,221	—	2,738	102,957	195,526
Accrued expenses	214,406	(165,621)	27	63,624	316,376
Current portion of long-term debt	13,385	—	—	3,057	10,328
Liabilities held for sale	52,703	—	—	37,666	15,037

Total current liabilities	1,753,110	(200,621)	2,765	761,671	1,189,295
Long-term debt	1,168,666	(260,171)	—	1,050,930	377,907
Other long-term liabilities	252,373	—	—	237,014	15,359

Total liabilities	3,174,149	(460,792)	2,765	2,049,615	1,582,561
Total stockholders’ equity	1,295,653	(810,612)	1,295,653	541,609	269,003

Total liabilities and stockholders’ equity	$4,469,802	$(1,271,404)	$1,298,418	$2,591,224	$1,851,564

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2007

			United
			Auto		Non-
	Total		Group,	Guarantor	Guarantor
	Company	Eliminations	Inc.	Subsidiaries	Subsidiaries
			(In Thousands)

Revenues	$3,103,170	$—	$—	$1,663,470	$1,439,700
Cost of sales	2,636,213	—	—	1,398,348	1,237,865

Gross profit	466,957	—	—	265,122	201,835
Selling, general, and administrative expenses	374,971	—	4,112	216,318	154,541
Depreciation and amortization	12,803	—	345	7,021	5,437

Operating income (loss)	79,183	—	(4,457)	41,783	41,857
Floor plan interest expense	(16,112)	—	—	(8,858)	(7,254)
Other interest expense	(18,859)	—	—	(12,238)	(6,621)
Equity in income (losses) of affiliates	(821)	—	—	255	(1,076)
Loss on Debt Redemption	(18,634)	—	—	(18,634)	—
Equity in earnings of subsidiaries	—	(28,920)	28,920	—	—

Income (loss) from continuing operations before income taxes and minority interests	24,757	(28,920)	24,463	2,308	26,906
Income taxes	(8,412)	9,833	(8,412)	(1,720)	(8,113)
Minority interests	(294)	—	—	—	(294)

Income (loss) from continuing operations	16,051	(19,087)	16,051	588	18,499
Income (loss) from discontinued operations, net of tax	(1,469)	1,469	(1,469)	(1,642)	173

Net income (loss)	$14,582	$(17,618)	$14,582	$(1,054)	$18,672

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2006

			United		Non-
	Total		Auto	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
			(In Thousands)

Revenues	$2,552,786	$—	$—	$1,559,934	$992,852
Cost of sales	2,154,029	—	—	1,311,673	842,356

Gross profit	398,757	—	—	248,261	150,496
Selling, general, and administrative expenses	322,321	—	3,699	203,757	114,865
Depreciation and amortization	10,175	—	341	5,938	3,896

Operating income (loss)	66,261	—	(4,040)	38,566	31,735
Floor plan interest expense	(13,950)	—	—	(9,491)	(4,459)
Other interest expense	(11,947)	—	—	(7,583)	(4,364)
Equity in earnings of affiliates	1,150	—	—	406	744
Equity in earnings of subsidiaries	—	(45,132)	45,132	—	—

Income (loss) from continuing operations before income taxes and minority interests	41,514	(45,132)	41,092	21,898	23,656
Income taxes	(15,122)	16,609	(15,122)	(9,421)	(7,188)
Minority interests	(422)	—	—	—	(422)

Income (loss) from continuing operations	25,970	(28,523)	25,970	12,477	16,046
Income (loss) from discontinued operations, net of tax	(2,015)	2,015	(2,015)	(2,247)	232

Net income (loss)	$23,955	$(26,508)	$23,955	$10,230	$16,278

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007

				Non-
	Total	United Auto	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$95,740	$2,474	$86,191	$7,075

Investing activities:
Purchase of property and equipment	(36,837)	(99)	(21,889)	(14,849)
Proceeds from sale — leaseback transactions	23,600	—	23,446	154
Dealership acquisitions, net	(1,373)	—	(2,355)	982
Other	8,764	8,764	—	—

Net cash from continuing investing activities	(5,846)	8,665	(798)	(13,713)

Financing activities:
Net borrowings (repayments) of long-term debt	(3,748)	6,233	(5,773)	(4,208)
Floor plan notes payable – non-trade	179,155	—	164,429	14,726
Proceeds from exercise of common stock including excess tax benefit	333	333	—	—
Redemption 9 5/8% Senior Subordinated Debt	(314,439)	—	(314,439)	—
Distributions from (to) parent	—	—	2,520	(2,520)
Dividends	(6,566)	(6,566)	—	—

Net cash from continuing financing activities	(145,265)	—	(153,263)	7,998

Net cash from discontinued operations	67,426	—	67,870	(444)

Net change in cash and cash equivalents	12,055	11,139	—	916
Cash and cash equivalents, beginning of period	13,147	2,419	—	10,728

Cash and cash equivalents, end of period	$25,202	$13,558	$—	$11,644

UNITED AUTO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006

				Non-
	Total	United Auto	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
		(In Thousands)

Net cash from continuing operating activities	$95,237	$(1,953)	$25,152	$72,038

Investing activities:
Purchase of property and equipment	(43,406)	(119)	(20,357)	(22,930)
Proceeds from sale — leaseback transactions	19,739	—	16,792	2,947
Dealership acquisitions, net	(176,230)	—	(99,940)	(76,290)

Net cash from continuing investing activities	(199,897)	(119)	(103,505)	(96,273)

Financing activities:
Net borrowings (repayments) of long-term debt	(266,784)	24,122	(286,435)	(4,471)
Issuance of Subordinated Debt	375,000	—	375,000	—
Floor plan notes payable — non-trade	19,728	—	(15,301)	35,029
Payment of deferred financing fees	(11,513)	(11,513)	—	—
Proceeds from exercise of common stock including excess tax benefit	11,868	11,868	—	—
Repurchase of common stock	(18,955)	(18,955)	—	—
Distributions from (to) parent	—	—	1,525	(1,525)
Dividends	(5,522)	(5,522)	—	—

Net cash from continuing financing activities	103,822	—	74,789	29,033

Net cash from discontinued operations	1,672	—	1,409	263

Net change in cash and cash equivalents	834	(2,072)	(2,155)	5,061
Cash and cash equivalents, beginning of period	8,957	2,210	2,155	4,592

Cash and cash equivalents, end of period	$9,791	$138	$—	$9,653

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See “Forward Looking Statements.” We have acquired a number of dealerships since inception. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of revising our financial statements for entities which have been treated as discontinued operations through March 31, 2007 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, revised to reflect our two-for-one split of our voting common stock in the form of a stock dividend, and restated for our adoption of Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”.
Overview
We are the second largest automotive retailer in the United States as measured by total revenues. As of March 31, 2007, we owned and operated 165 franchises in the United States and 145 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, fees for facilitating the sale of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, the sale of replacement parts and the sale of aftermarket accessories.
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
We also have received the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified brands through December 31, 2007. We earned 108,600, 1,269,700 and 522,400 of these warrants during the quarter ended March 31, 2007 and the years ended December 31, 2006 and 2005, respectively. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of units, the fair value of these warrants is being recognized when they are earned.
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the three months ended March 31, 2007 and 2006, we earned $81.9 million and $63.5 million, respectively, of rebates incentives and reimbursements from manufacturers, of which $80.3 million and $62.2 million was recorded as a reduction of cost of sales.
Finance and Insurance Sales
Subsequent to the sale of the vehicle to a customer, we sell our credit contracts to various financial institutions on a non-recourse basis to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back to us based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $18.5 million and $16.9 million as of March 31, 2007 and December 31, 2006, respectively. Changes in reserve estimates relate primarily to an increase in the amount of revenues subject to chargeback.

Intangible Assets
Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are required to be amortized over their estimated useful lives. We believe the franchise values of our dealerships have an indefinite useful life based on the following facts:
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
Impairment Testing
Franchise value impairment is assessed as of October 1 every year through a comparison of the carrying amounts of our franchises with their estimated fair values. We also evaluate our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise has an indefinite life.
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. If an indication of impairment exists, the impairment is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill and an impairment loss may be recognized equal to that excess.
The fair values of franchise value and goodwill are determined using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If future events and circumstances cause significant changes in the assumptions underlying our analysis which results in a reduction of our estimates of fair value, we may incur an impairment charge.
Investments
Investments include marketable securities and investments in businesses accounted for under the equity method and the cost method. Investments held by us are typically classified as available for sale and are stated at fair value on our balance sheet with unrealized gains and losses included in other comprehensive income (loss), a separate component of stockholders’ equity. Declines in investment values that are deemed to be other than temporary would be an indicator of impairment and may result in an impairment charge reducing the investments’ carrying value to fair value. A majority of our investments are in joint venture relationships that are more fully described in “Joint Venture Relationships” below. Such joint venture relationships are accounted for under the equity method, pursuant to which we record our proportionate share of the joint venture’s income each period.
The net book value of the Company’s investments was $68.9 million and $69.5 million as of March 31, 2007 and December 31, 2006, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment was identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. No impairments were recognized during the periods presented.

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum exposure limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $14.5 million and $13.4 million as of March 31, 2007 and December 31, 2006, respectively. Changes in the reserve estimate during 2007 relate primarily to incremental loss experience in our employee medical, general liability and workers compensation programs.
Income Taxes
Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $3.9 million has been recorded relating to state net operating loss and credit carryforwards in the United States based on our determination that it is more likely than not that they will not be utilized.
Classification of Franchises in Continuing and Discontinued Operations
We classify the results of our operations in our consolidated financial statements based on the provisions of SFAS No. 144. Many of these provisions involve judgment in determining whether a franchise will be reported within continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition, and the likelihood of changes to a plan for sale. If in future periods we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated financial statements for prior periods would be revised to reflect such reclassification.
New Accounting Pronouncements
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
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 (dollars in millions, except per unit amounts)
Our results for the quarter ended March 31, 2007 include a charge of $18.6 million ($12.3 million after-tax), or $0.13 per share, relating to the redemption of the $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes at a price of 104.813%.
Total Retail Data

			2007 vs. 2006
	2007	2006	Change	% Change
Total retail unit sales	71,158	62,300	8,858	14.2%
Total same store retail unit sales	64,141	60,846	3,295	5.4%
Total retail sales revenue	$2,853.4	$2,339.6	$513.8	22.0%
Total same store retail sales revenue	$2,525.1	$2,278.3	$246.8	10.8%
Total retail gross profit	$464.0	$396.0	$68.0	17.2%
Total same store retail gross profit	$417.4	$386.1	$31.3	8.1%
Total retail gross margin	16.3%	16.9%	(0.6)%	(3.6%)
Total same store retail gross margin	16.5%	16.9%	(0.4)%	(2.4%)
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 8,858 units, or 14.2%, from 2006 to 2007. The increase is due to a 3,295 unit, or 5.4%, increase in same store retail unit sales, coupled with a 5,563 unit increase from net dealership acquisitions during the period. The increase in same store retail unit sales in 2007 was driven primarily by increases in our premium and volume foreign brands in both the U.K. and U.S.
Revenues
Retail sales revenue increased $513.8 million, or 22.0%, from 2006 to 2007. The increase is due to a $246.8 million, or 10.8%, increase in same store revenues, coupled with a $267.0 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a $1,784, or 5.3%, increase in average new vehicle revenue per unit, which increased revenue by $74.0 million, (2) a $1,907, or 6.9%, increase in average used vehicle revenue per unit, which increased revenue by $36.9 million, (3) a $46, or 4.9%, increase in average finance and insurance revenue per unit, which increased revenue by $2.8 million, (4) a $27.9 million, or 9.7%, increase in service and parts revenues, and (5) a 5.4% increase in retail unit sales which increased revenue by $105.2 million.
Gross Profit
Retail gross profit increased $68.0 million, or 17.2%, from 2006 to 2007. The increase is due to a $31.3 million, or 8.1%, increase in same store retail gross profit, coupled with a $36.7 million increase from net dealership acquisitions during the period. The same store retail gross profit increase is due to (1) a $9, or 0.3%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $0.4 million, (2) a $46, or 4.9%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $2.8 million, (3) a $17.5 million, or 11.1%, increase in service and parts gross profit, and (4) the 5.4% increase in retail unit sales, which increased retail gross profit by $11.6 million, offset by a $50, or 2.0%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $1.0 million.

New Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
New retail unit sales	45,516	42,316	3,200	7.6%
Same store new retail unit sales	42,231	41,471	760	1.8%
New retail sales revenue	$1,645.0	$1,432.8	$212.2	14.8%
Same store new retail sales revenue	$1,500.0	$1,399.0	$101.0	7.2%
New retail sales revenue per unit	$36,141	$33,859	$2,282	6.7%
Same store new retail sales revenue per unit	$35,519	$33,735	$1,784	5.3%
Gross profit — new	$138.4	$126.1	$12.3	9.8%
Same store gross profit — new	$125.6	$123.0	$2.6	2.1%
Average gross profit per new vehicle retailed	$3,040	$2,980	$60	2.0%
Same store average gross profit per new vehicle retailed	$2,974	$2,965	$9	0.3%
Gross margin % — new	8.4%	8.8%	(0.4%)	(4.5%)
Same store gross margin % — new	8.4%	8.8%	(0.4%)	(4.5%)
Units
Retail unit sales of new vehicles increased 3,200 units, or 7.6%, from 2006 to 2007. The increase is due to a 760 unit, or 1.8%, increase in same store retail unit sales, coupled with a 2,440 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to increases in our premium and volume foreign brands in the U.K.
Revenues
New vehicle retail sales revenue increased $212.2 million, or 14.8%, from 2006 to 2007. The increase is due to a $101.0 million, or 7.2%, increase in same store revenues, coupled with a $111.2 million increase from net dealership acquisitions during the period. The same store revenue increase is due to the 1.8% increase in retail unit sales, which increased revenue by $27.0 million, coupled with a $1,784, or 5.3%, increase in comparative average selling prices per unit, which increased revenue by $74.0 million.
Gross Profit
Retail gross profit from new vehicle sales increased $12.3 million, or 9.8%, from 2006 to 2007. The increase is due to a $2.6 million, or 2.1%, increase in same store gross profit, coupled with a $9.7 million increase from net dealership acquisitions during the period. The same store increase is due to the 1.8% increase in new retail unit sales, which increased gross profit by $2.2 million, coupled with the $9, or 0.3%, increase in average gross profit per new vehicle retailed, which increased gross profit by $0.4 million.

Used Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
Used retail unit sales	25,642	19,984	5,658	28.3%
Same store used retail unit sales	21,910	19,375	2,535	13.1%
Used retail sales revenue	$786.9	$555.1	$231.8	41.8%
Same store used retail sales revenue	$647.3	$535.4	$111.9	20.9%
Used retail sales revenue per unit	$30,688	$27,777	$2,911	10.5%
Same store used retail sales revenue per unit	$29,543	$27,636	$1,907	6.9%
Gross profit — used	$61.1	$50.1	$11.0	22.0%
Same store gross profit — used	$53.5	$48.2	$5.3	11.0%
Average gross profit per used vehicle retailed	$2,385	$2,509	$(124)	(4.9%)
Same store average gross profit per used vehicle retailed	$2,440	$2,490	$(50)	(2.0%)
Gross margin % — used	7.8%	9.0%	(1.2%)	(13.3%)
Same store gross margin % — used	8.3%	9.0%	(0.7%)	(7.8%)
Units
Retail unit sales of used vehicles increased 5,658 units, or 28.3%, from 2006 to 2007. The increase is due to a 2,535 unit, or 13.1%, increase in same store retail unit sales, coupled with a 3,123 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to increases in premium brands in the U.S. and U.K. and volume foreign brands in the U.S.
Revenues
Used vehicle retail sales revenue increased $231.8 million, or 41.8%, from 2006 to 2007. The increase is due to a $111.9 million, or 20.9%, increase in same store revenues, coupled with a $119.9 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the 13.1% increase in retail unit sales, which increased revenue by $75.0 million, coupled with a $1,907, or 6.9%, increase in comparative average selling prices per vehicle, which increased revenue by $36.9 million.
Gross Profit
Retail gross profit from used vehicle sales increased $11.0 million, or 22.0%, from 2006 to 2007. The increase is due to a $5.3 million, or 11.0%, increase in same store gross profit, coupled with a $5.7 million increase from net dealership acquisitions during the period. The increase in same store gross profit is due primarily to the 13.1% increase in used retail unit sales, which increased gross profit by $6.3 million, offset by the $50, or 2.0%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $1.0 million.
Finance and Insurance Data

			2007 vs. 2006
	2007	2006	Change	% Change
Finance and insurance revenue	$68.9	$58.0	$10.9	18.8%
Same store finance and insurance revenue	$63.0	$57.0	$6.0	10.6%
Finance and insurance revenue per unit	$968	$932	$36	3.9%
Same store finance and insurance revenue per unit	$982	$936	$46	4.9%
Finance and insurance revenue increased $10.9 million, or 18.8%, from 2006 to 2007. The increase is due to a $6.0 million, or 10.5%, increase in same store revenues, coupled with a $4.9 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the 5.4% increase in retail unit sales, which increased revenue by $3.2 million, coupled with the $46, or 4.9%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $2.8 million.

Service and Parts Data

			2007 vs. 2006
	2007	2006	Change	% Change
Service and parts revenue	$352.6	$293.7	$58.9	20.1%
Same store service and parts revenue	$314.8	$286.9	$27.9	9.7%
Gross profit	$195.6	$161.7	$33.9	21.0%
Same store gross profit	$175.4	$157.9	$17.5	11.1%
Gross margin	55.5%	55.1%	0.4%	0.7%
Same store gross margin	55.7%	55.1%	0.6%	1.1%
Revenues
Service and parts revenue increased $58.9 million, or 20.1%, from 2006 to 2007. The increase is due to the $27.9 million, or 9.7%, increase in same store revenues, coupled with a $31.0 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs.
Gross Profit
Service and parts gross profit increased $33.9 million, or 21.0%, from 2006 to 2007. The increase is due to the $17.5 million, or 11.1%, increase in same store gross profit, coupled with a $16.4 million increase from net dealership acquisitions during the period. The same store gross profit increase is due to the $27.9 million, or 9.7%, increase in same store revenues, which increased gross profit by $15.6 million, and a 70 basis point increase in gross margin, which increased gross profit by $1.9 million.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $52.7 million, or 16.3%, from $322.3 million to $375.0 million. The aggregate increase is primarily due to a $22.4 million, or 7.1%, increase in same store SG&A, coupled with a $30.3 million increase from net dealership acquisitions during the period. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 8.1% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses decreased as a percentage of total revenue from 12.6% to 12.1% and decreased as a percentage of gross profit from 80.8% to 80.3%.
Depreciation and Amortization
Depreciation and amortization increased $2.6 million, or 25.8%, from $10.2 million to $12.8 million. The increase is due to a $1.6 million, or 16.9%, increase in same store depreciation and amortization, coupled with a $1.0 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our ongoing facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense increased $2.1 million, or 15.5%, from $14.0 million to $16.1 million. The increase is due to a $0.5 million, or 3.4%, increase in same store floor plan interest expense, coupled with a $1.6 million increase from net dealership acquisitions during the period. The same store increase is due in large part to increases in the underlying variable rates of our revolving floor plan arrangements, somewhat offset by decreases in our average amounts outstanding.

Other Interest Expense
Other interest expense increased $6.9 million, or 57.5%, from $12.0 million to $18.9 million. The increase is due primarily to an increase in our average total outstanding indebtedness in 2007 versus 2006, offset in part by a decrease in our weighted average interest rate.
In March 2007, we redeemed our outstanding $300.0 million 9.625% Senior Subordinated Notes due 2012 at a price of 104.813%. We incurred a $18.6 million pretax charge in connection with the redemption, consisting of the $14.4 million redemption premium and the write-off of $4.2 million of unamortized deferred financing costs.
Income Taxes
Income taxes decreased $6.7 million, or 44.4%, from $15.1 million to $8.4 million. The decrease from 2006 to 2007 is due primarily to our decrease in pre-tax income versus the prior year, coupled with a reduction in our overall effective income tax rate.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of March 31, 2007, we had working capital of $249.6 million, including $25.2 million of cash available to fund our operations and capital commitments. In addition, we had $250.0 million and £60 million ($118.6 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which are discussed below.
We paid a dividend of six cents per share on March 1, 2006 and dividends of seven cents per share on June 1, 2006, September 1, 2006, December 1, 2006 and March 1, 2007. We have also declared a dividend of $0.07 cents per share payable on June 1, 2007 to shareholders of record on May 11, 2007. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
We have grown primarily through organic growth and through the acquisition of automotive dealerships. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowing which sources of funds may not necessarily be available on terms acceptable to us, if at all.
Inventory Financing
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in defined benchmarks. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of goods sold as vehicles are sold.

U.S. Credit Agreement
We are party to a credit agreement with DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation, as amended, which provides for up to $250.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $10.0 million of availability for letters of credit, through September 30, 2009. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2007, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. Outstanding letters of credit under the U.S. credit agreement amounted to $6.5 million as of March 31, 2007. No other amounts were outstanding under the U.S. credit facility as of March 31, 2007.
U.K. Credit Agreement
Our subsidiaries in the U.K. are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a five year multi-option credit agreement, a fixed rate credit agreement and a seasonally adjusted overdraft line of credit to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. credit agreement provides for (1) up to £70.0 million in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30.0 million funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals commencing on June 30, 2007 through June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £30.0 million that bears interest at the Bank of England Base Rate plus 1.00% and matures on August 31, 2011.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2007, we were in compliance with all covenants under the U.K. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. As of March 31, 2007, outstanding loans under the U.K. credit agreement amounted to £60.0 million ($118.1 million).

7.75% Senior Subordinated Notes
On December 4, 2006 we issued $375.0 million aggregate principal amount of 7.75% Senior Subordinated Notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2007, we were in compliance with all negative covenants and there were no events of default.
We entered into a registration rights agreement with the initial purchasers of the 7.75% Notes under which we agreed to file a registration statement with the Securities and Exchange Commission to allow holders to exchange the 7.75% Notes for registered notes having substantially the same terms. We will use commercially reasonable efforts to cause such registration statement to become effective and to complete the exchange offer within 240 days after the original issuance of the 7.75% Notes. We will be required to pay additional interest, subject to some limitations, to the holders of the 7.75% Notes if we fail to comply with these obligations or the registration statement ceases to be effective or fails to be usable for certain periods of time, in each case subject to certain exceptions outlined in the registration rights agreement.
Senior Subordinated Convertible Notes
On January 31, 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2007, we were in compliance with all negative covenants and there were no events of default.
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
Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, in lieu of shares of our common stock, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the related indenture covering the Convertible Notes, of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion.
If a holder elects to convert its Convertible Notes in connection with certain events that constitute a change of control on or before April 6, 2011, we will pay, to the extent described in the related Indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes. In addition, we will pay contingent interest in cash, commencing with any six-month period from April 1 to September 30 and from October 1 to March 31, beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of that six-month period equals 120% or more of the principal amount of the Convertible Note.
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
9.625% Senior Subordinated Notes
In March 2007, we redeemed our outstanding $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”) at a price of 104.813%. The 9.625% Notes were unsecured senior subordinated notes and were subordinate to all existing senior debt, including debt under our credit agreements and floor plan indebtedness. We incurred an $18.6 million pre-tax charge in connection with the redemption, consisting of the $14.4 million redemption premium and the write-off of $4.2 million of unamortized deferred financing costs.

Share Repurchase
On January 26, 2006, we repurchased 1.0 million shares of our outstanding common stock for $19.0 million, or $18.96 per share.
Interest Rate Swaps
We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. As of March 31, 2007, we expect approximately $0.6 million associated with the swap to be recognized as a reduction of interest expense over the next twelve months.
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
Off-Balance Sheet Arrangements – 3.5% Convertible Senior Subordinated Notes due 2026
The Convertible Notes are convertible into shares of our common stock, at the option of the holder, based on certain conditions described above. Certain of these conditions are linked to the market value of our common stock. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing). Since we or the holders of the Convertible Notes can redeem these notes on or after April 2011, a conversion or a redemption of these notes is likely to occur in 2011. The repayment will include cash for the principal amount of the Convertible Notes then outstanding plus an amount payable in either cash or stock, at our option, depending on the trading price of our common stock.
Cash Flows
Cash and cash equivalents increased by $12.1 million and $0.8 million during the three months ended March 31, 2007 and 2006, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $95.7 million and $95.2 million during the three months ended March 31, 2007 and 2006, respectively. Cash flows from operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
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

	Three Months Ended
	March 31,
	2007	2006
Net cash from operating activities as reported	$95,740	$95,237
Floor plan notes payable — non-trade as reported	179,155	19,728

Net cash from operating activities including all floor plan notes payable	$274,895	$114,965

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $5.8 million and $199.9 million during the three months ended March 31, 2007 and 2006, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $36.8 million and $43.4 million during the three months ended March 31, 2007 and 2006, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $23.6 million and $19.7 million during the three months ended March 31, 2007 and 2006, respectively. Cash used in business acquisitions, net of cash acquired, was $1.4 million and $176.2 million during the three months ended March 31, 2007 and 2006, respectively, and included cash used to repay sellers floorplan liabilities in such business acquisitions of $66.4 million during the three months ended March 31, 2006.
Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $145.3 million during the three months ended March 31, 2007 and cash provided by continuing financing activities was $103.8 million during the three months ended March 31, 2006. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net repayments of long-term debt of $318.2 million during the three months ended March 31, 2007, including $14.4 million of premium paid on the redemption of our 9.625% Senior Subordinated Notes, and net borrowings of long-term debt of $108.2 million during the three months ended March 31, 2006. We had net borrowings of floor plan notes payable non-trade of $179.2 million and $19.7 million during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006, we paid $11.5 million of deferred financing costs related to our issuance of the Convertible Notes. During the three months ended March 31, 2007 and 2006, we received proceeds of $0.3 million and $11.9 million, respectively from the issuance of common stock. During the three months ended March 31, 2006, we repurchased 1.0 million shares of our outstanding common stock for $19.0 million. During the three months ended March 31, 2007 and 2006, we paid $6.6 million and $5.5 million, respectively, of cash dividends to our stockholders.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to be considered material to our liquidity of our capital resources. Management does not believe that there is any significant past, present or upcoming cash impact as a result of our discontinued operations.
Commitments
We are party to a joint venture with respect to our Honda of Mentor dealership in Ohio. We are required to repurchase our partners’ interest in this joint venture in July 2008. We expect this payment to be approximately $4.0 million.

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
Other Related Party Interests and Transactions
Roger S. Penske is also a managing member of Penske Capital Partners and Transportation Resource Partners, each organizations that undertake investments in transportation-related industries. Richard J. Peters, one of our directors, is a managing director of Transportation Resource Partners. Mr. Peters and Roger S. Penske, Jr. are each directors of Penske Corporation. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our Vice Chairman, is also the President and a director of Penske Corporation and Paul F. Walters, our Executive Vice President — Human Resources serves in a similar human resources capacity for Penske Corporation.
We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR. Each of these transactions is valued at a price that is independently confirmed. We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions and those relating to AGR mentioned above, are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.
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

Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we acquire dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2007, our joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche	91.70%	(A)(B)
Edison, New Jersey	Ferrari	70.00	%(B)
Tysons Corner, Virginia	Aston Martin, Audi, Maybach,	90.00%	(B)(C)
	Mercedes-Benz, Porsche
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Mentor, Ohio	Honda	75.00	%(B)
Munich, Germany	BMW, MINI	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Achen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(D)
Mexico	Toyota	48.70	%(D)
Mexico	Toyota	45.00	%(D)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 8.3% interest in this joint venture, which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts

(B)	Entity is consolidated in our financial statements

(C)	Roger S. Penske, Jr. owns a 10% interest in this joint venture

(D)	Entity is accounted for using the equity method of accounting
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
We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on the prime rate, LIBOR or the Euro Interbank Offer Rate. Such rates have historically increased during periods of increasing inflation.

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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our filings with the Securities and Exchange Commission. Important factors that could cause actual results to differ materially from our expectations include the following:
•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	automobile manufacturers may impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our quarterly operating results may fluctuate due to seasonality in the automotive retail business and other factors;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates in the U.S. or the U.K. may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our U.K. dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to addition competition from other local dealerships in the U.K.;

•	our automotive dealerships are subject to environmental regulations that may result in claims and liabilities; • our dealership operations may be affected by severe weather or other periodic business interruptions; • our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the United States subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness.

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our credit agreements bear interest at variable rates based on a margin over defined benchmarks. Based on the amount outstanding as of March 31, 2007, a 100 basis point change in interest rates would result in an approximate $0.7 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined benchmarks.
We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to a swap agreement pursuant to which a notional $200.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2008. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2007, a 100 basis point change in interest rates would result in an approximate $10.2 million change to our annual interest expense.
Interest rate fluctuations affect the fair market value of our swaps and fixed rate debt, including the 7.75% Notes and the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
Foreign Currency Exchange Rates. As of March 31, 2007, we have dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. Other than the U.K., the Company’s foreign operations are not significant. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $125.0 million change to our revenues for the three months ended March 31, 2007.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.
Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 31, 2007, we are not a party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 6. Exhibits

4.1	Amended and Restated Supplemental Indenture regarding 3.5% Senior Subordinated
Convertible Notes due 2026 dated as of May 10, 2007, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N. A., as Trustee

4.2	Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated as of
May 10, 2007, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and
Bank of New York Trust Company, N.A., as trustee

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AUTO GROUP, INC.

	By:	/s/ Roger S. Penske Roger S. Penske
Chief Executive Officer

Date: May 10, 2007

	By:	/s/ Robert T. O’Shaughnessy

Robert T. O’Shaughnessy
Chief Financial Officer

Date: May 10, 2007

EXHIBIT INDEX

Exhibits
Number:	Description

4.1	Amended and Restated Supplemental Indenture regarding 3.5% Senior Subordinated Convertible Notes due 2026 dated as of May 10, 2007, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N. A., as Trustee

4.2	Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated as of May 10, 2007, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications