Form 10-Q
period 2007-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2007-08-03
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-12297
Penske Automotive Group, Inc.
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
As of July 23, 2007, there were 94,948,516 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$18,256	$13,147
Accounts receivable, net of allowance for doubtful accounts of $2,717 and $2,867	474,674	470,301
Inventories, net	1,635,690	1,525,800
Other current assets	99,653	71,526
Assets held for sale	139,907	190,881

Total current assets	2,368,180	2,271,655
Property and equipment, net	563,548	582,407
Goodwill	1,328,707	1,259,886
Franchise value	297,552	246,118
Other assets	93,094	109,736

Total assets	$4,651,081	$4,469,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,108,688	$874,326
Floor plan notes payable — non-trade	452,850	298,703
Accounts payable	290,911	301,592
Accrued expenses	257,126	214,544
Current portion of long-term debt	14,725	13,385
Liabilities held for sale	69,959	50,560

Total current liabilities	2,194,259	1,753,110
Long-term debt	831,771	1,168,666
Other long-term liabilities	277,135	252,373

Total liabilities	3,303,165	3,174,149

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 94,933 shares issued at June 30, 2007; 94,468 shares issued at December 31, 2006	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	727,893	768,794
Retained earnings	529,959	492,704
Accumulated other comprehensive income	90,055	79,379
Treasury stock, at cost; 0 shares at June 30, 2007 and 5,306 shares at December 31, 2006	—	(45,233)

Total stockholders’ equity	1,347,916	1,295,653

Total liabilities and stockholders’ equity	$4,651,081	$4,469,802

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)*		(Restated)*
	(Unaudited)
	(In thousands, except per share
	amounts)
Revenue:
New vehicle	$1,831,369	$1,583,639	$3,479,067	$3,017,486
Used vehicle	829,057	631,982	1,617,464	1,187,322
Finance and insurance, net	75,698	65,680	144,666	123,745
Service and parts	357,377	306,924	710,310	600,905
Fleet and wholesale vehicle	288,137	249,502	538,570	462,725

Total revenues	3,381,638	2,837,727	6,490,077	5,392,183

Cost of sales:
New vehicle	1,678,521	1,444,861	3,187,699	2,752,530
Used vehicle	763,636	577,581	1,490,807	1,082,744
Service and parts	156,407	137,730	313,501	269,806
Fleet and wholesale vehicle	287,089	248,064	534,586	458,554

Total cost of sales	2,885,653	2,408,236	5,526,593	4,563,634

Gross profit	495,985	429,491	963,484	828,549
Selling, general and administrative expenses	389,276	334,600	764,862	657,345
Depreciation and amortization	13,337	10,805	26,147	20,982

Operating income	93,372	84,086	172,475	150,222
Floor plan interest expense	(19,546)	(16,218)	(35,721)	(30,191)
Other interest expense	(12,917)	(11,436)	(31,776)	(23,383)
Equity in earnings of affiliates	2,529	1,968	1,708	3,118
Loss on debt redemption	—	—	(18,634)	—

Income from continuing operations before income taxes and minority interests	63,438	58,400	88,052	99,766
Income taxes	(23,473)	(21,457)	(31,829)	(36,521)
Minority interests	(702)	(636)	(996)	(1,058)

Income from continuing operations	39,263	36,307	55,227	62,187

Income (loss) from discontinued operations, net of tax	1,092	386	(290)	(1,539)

Net income	$40,355	$36,693	$54,937	$60,648

Basic earnings per share:
Continuing operations	$0.42	$0.39	$0.59	$0.67
Discontinued operations	0.01	0.00	0.00	(0.02)
Net income	0.43	0.39	0.58	0.65

Shares used in determining basic earnings per share	94,033	93,900	93,940	93,461

Diluted earnings per share:
Continuing operations	$0.42	$0.38	$0.58	$0.66
Discontinued operations	0.01	0.00	0.00	(0.02)
Net income	0.43	0.39	0.58	0.64

Shares used in determining diluted earnings per share	94,532	94,636	94,483	94,499

Cash dividends per share	$0.07	$0.07	$0.14	$0.13
* See Note 1
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
		(Restated)*
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$54,937	$60,648
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	26,147	20,982
Undistributed earnings of equity method investments	(1,708)	(3,114)
Loss from discontinued operations, net of tax	290	1,539
Deferred income taxes	9,314	10,181
Loss on debt redemption	18,634	—
Minority interests	996	1,058
Changes in operating assets and liabilities:
Accounts receivable	14,703	19,402
Inventories	(66,974)	(121,157)
Floor plan notes payable	234,362	138,298
Accounts payable and accrued expenses	22,186	91,802
Other	(32,068)	(33,154)

Net cash from continuing operating activities	280,819	186,485

Investing Activities:
Purchase of equipment and improvements	(73,193)	(110,910)
Proceeds from sale-leaseback transactions	76,509	21,443
Dealership acquisitions net, including repayment of sellers’ floorplan notes payable of $42,959 and $86,886, respectively	(151,528)	(225,220)
Other	13,264	—

Net cash from continuing investing activities	(134,948)	(314,687)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement	241,500	200,000
Repayments under U.S. credit agreement	(241,500)	(440,000)
Redemption 9 5/8% Senior Subordinated debt	(314,439)	—
Issuance of convertible subordinated debt	—	375,000
Net borrowings (repayments) of other long-term debt	(38,828)	4,463
Net borrowings of floor plan notes payable — non-trade	154,147	22,250
Payment of deferred financing costs	—	(11,771)
Proceeds from exercises of options, including excess tax benefit	1,527	17,492
Repurchase of common stock	—	(18,955)
Dividends	(13,252)	(12,063)

Net cash from continuing financing activities	(210,845)	136,416

Discontinued operations:
Net cash from discontinued operating activities	13,866	6,431
Net cash from discontinued investing activities	40,058	8,056
Net cash from discontinued financing activities	16,159	(4,645)

Net cash from discontinued operations	70,083	9,842

Net change in cash and cash equivalents	5,109	18,056
Cash and cash equivalents, beginning of period	13,147	8,957

Cash and cash equivalents, end of period	$18,256	$27,013

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$76,418	$50,874
Income taxes	12,598	14,244
Seller financed debt	4,953	—
* See Note 1
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
	Issued		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)

Balances, January 1, 2007	94,468,013	$9	$768,794	$492,704	$79,379	$(45,233)	$1,295,653

Adoption of FIN 48 (Note 1)	—	—	—	(4,430)	—	—	(4,430)
Restricted stock	348,182	—	2,805	—	—	—	2,805
Exercise of options, including tax benefit of $652	116,385	—	1,527	—	—	—	1,527
Dividends	—	—	—	(13,252)	—	—	(13,252)
Foreign currency translation	—	—	—	—	10,209	—	10,209
Other	—	—	—	—	467	—	467
Retirement of Treasury Stock	—	—	(45,233)	—	—	45,233	—
Net income	—	—	—	54,937	—	—	54,937

Balances, June 30, 2007	94,932,580	$9	$727,893	$529,959	$90,055	$—	$1,347,916

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of Penske Automotive Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through June 30, 2007. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, which are included as part of the Company’s Annual Report on Form 10-K.
On July 2, 2007, the Company changed its corporate name from “United Auto Group, Inc.” to “Penske Automotive Group, Inc.”
On June 1, 2006, the Company effected a two-for-one split of its voting common stock in the form of a dividend. Shareholders of record as of May 11, 2006 received one additional share for each share they owned. All share and per share information herein reflects the stock split.
Tax returns filed by the Company in all jurisdictions are subject to periodic audit by various tax authorities, certain of which are currently underway. To date, no material adjustments have been proposed in connection with these audits, and the Company does not anticipate that these audits will result in a material change to its financial position or results of operations. FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes.
The Company adopted FIN No. 48 as of January 1, 2007, pursuant to which the Company recorded a $4,430 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company’s total amount of unrecognized tax benefit was approximately $36,600, of which approximately $23,600 could favorably impact the Company’s effective tax rate in the future. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company does not expect the amount of unrecognized tax benefits to change materially in the next twelve months.
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

PENSKE AUTOMOTIVE GROUP, INC.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$128,953	$234,117	$266,068	$460,622
Pre-tax income (loss)	819	921	(1,186)	(682)
Gain (loss) on disposal	956	(228)	1,189	(1,796)

	June 30,	December 31,
	2007	2006
Inventories	$62,788	$100,965
Other assets	77,119	89,916

Total assets	$139,907	$190,881

Floor plan notes payable (trade and non-trade)	$53,714	$28,556
Other liabilities	16,245	22,004

Total Liabilities	$69,959	$50,560

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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Intangible Assets
The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. The Company believes the franchise value of its dealerships has an indefinite useful life based on the following facts:
•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated franchise agreements.
The following is a summary of the changes in the carrying amount of goodwill and franchise value for the six months ended June 30, 2007:

		Franchise
	Goodwill	Value
Balance — January 1, 2007	$1,259,886	$246,118
Additions during period	59,426	48,896
Foreign currency translation	9,395	2,538

Balance — June 30, 2007	$1,328,707	$297,552

As of June 30, 2007, approximately $679,926 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
2. Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2007	2006

New vehicles	$1,171,125	$1,083,990
Used vehicles	384,639	363,070
Parts, accessories and other	79,926	78,740

Total inventories	$1,635,690	$1,525,800

The Company receives non-refundable credits from certain vehicle manufacturers which are treated as a reduction of cost of sales when the vehicles are sold. Such credits amounted to $15,323 and $15,156 during the six months ended June 30, 2007 and 2006, respectively.
3. Business Combinations
The Company acquired 6 and 33 franchises during the six months ended June 30, 2007 and 2006, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. A summary of the aggregate purchase price allocations for the six months ended June 30, 2007 and 2006 follows:

	June 30,
	2007	2006

Accounts receivable	$11,908	$14,020
Inventory	42,916	94,862
Other current assets	9	4,604
Property and equipment	4,559	9,386
Goodwill	52,253	99,072
Franchise value	48,896	31,294
Other assets	5,703	4,637
Current liabilities	(14,716)	(22,126)
Long term liabilities	—	(10,529)

Cash used in dealership acquisitions	$151,528	$225,220

The following unaudited consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2007 and 2006 give effect to acquisitions consummated during 2007 and 2006 as if they had occurred on January 1, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$3,425,555	$3,168,856	$6,625,246	$6,068,523
Income from continuing operations	39,799	38,454	57,008	65,070
Net income	40,891	38,931	56,748	63,715
Income from continuing operations per diluted common share	$0.42	$0.41	$0.60	$0.69
Earnings per diluted common share	$0.43	$0.41	$0.60	$0.67

PENSKE AUTOMOTIVE GROUP, INC.
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
5. Earnings Per Share
Basic earnings per share is computed using net income and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 follows:

	Three Months Ended June		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding	94,033	93,900	93,940	93,461
Effect of stock options	228	334	236	552
Effect of restricted stock	271	402	307	486

Weighted average shares outstanding, including effect of dilutive securities	94,532	94,636	94,483	94,499

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 6, may be converted to voting common stock. As of June 30, 2007 and 2006, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.
6. Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006

U.S. credit agreement	$—	$—
U.K. credit agreement	86,821	117,544
7.75% Senior Subordinated Notes due 2016	375,000	375,000
3.5% Senior Subordinated Convertible Notes due 2026	375,000	375,000
9.625% Senior Subordinated Notes due 2012	—	300,000
Other	9,675	14,507

Total long-term debt	846,496	1,182,051
Less: Current portion	(14,725)	(13,385)

Net long-term debt	$831,771	$1,168,666

PENSKE AUTOMOTIVE GROUP, INC.
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
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2007, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. Outstanding letters of credit under the U.S. Credit Agreement amounted to $500 as of June 30, 2007. No other amounts were outstanding under this facility as of June 30, 2007.
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
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2007, the Company was in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. As of June 30, 2007, outstanding loans under the U.K. Credit Agreement amounted to £43,235 ($86,821).

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
7.75% Senior Subordinated Notes
On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% Senior Subordinated Notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2007, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2007, the Company was in compliance with all negative covenants and there were no events of default.
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

PENSKE AUTOMOTIVE GROUP, INC.
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
9.625% Senior Subordinated Notes
In March 2007, the Company redeemed its $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”) at a price of 104.813%. The 9.625% Notes were unsecured senior subordinated notes and were subordinate to all existing senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The Company incurred an $18,634 pre-tax charge in connection with the redemption, consisting of a $14,439 redemption premium and the write-off of $4,195 of unamortized deferred financing costs.
7. Stockholders’ Equity
On January 26, 2006, the Company repurchased 1,000 shares of its outstanding common stock for $18,960, or $18.96 per share. These shares and all other shares held as treasury stock were retired during the second quarter of 2007.
Comprehensive income
Other comprehensive income includes changes in the fair value of interest rate swap agreements, foreign currency translation gains and losses, and available for sale securities valuation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$40,355	$36,693	$54,937	$60,648
Other comprehensive income
Foreign currency translation	8,110	25,172	10,209	29,165
Other	289	936	467	2,241

Comprehensive income	$48,754	$62,801	$65,613	$92,054

8. Interest Rate Swaps
The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. During the six months ended June 30, 2007, the swap reduced the weighted average interest rate on floor plan borrowings by approximately 0.1%. As of June 30, 2007, the Company expects approximately $567 associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to issues with customers, employment related matters, class action claims, purported class action claims, and claims brought by governmental authorities. As of June 30, 2007, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
10. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
June 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$18,256	$—	$—	$3,956	$14,300
Accounts receivable, net	474,674	(189,588)	189,588	280,522	194,152
Inventories, net	1,635,690	—	—	865,595	770,095
Other current assets	99,653	—	5,478	30,186	63,989
Assets held for sale	139,907	—	—	126,100	13,807

Total current assets	2,368,180	(189,588)	195,066	1,306,359	1,056,343
Property and equipment, net	563,548	—	5,025	309,807	248,716
Intangible assets	1,626,259	—	—	1,018,202	608,057
Other assets	93,094	(1,145,152)	1,153,994	22,890	61,362

Total assets	$4,651,081	$(1,334,740)	$1,354,085	$2,657,258	$1,974,478

Floor plan notes payable	$1,108,688	$—	$—	$547,828	$560,860
Floor plan notes payable — non-trade	452,850	—	—	291,680	161,170
Accounts payable	290,911	—	4,447	104,727	181,737
Accrued expenses	257,126	(189,588)	1,722	90,769	354,223
Current portion of long-term debt	14,725	—	—	271	14,454
Liabilities held for sale	69,959	—	—	53,627	16,332

Total current liabilities	2,194,259	(189,588)	6,169	1,088,902	1,288,776
Long-term debt	831,771	(258,250)	—	752,874	337,147
Other long-term liabilities	277,135	—	—	228,613	48,522

Total liabilities	3,303,165	(447,838)	6,169	2,070,389	1,674,445
Total stockholders’ equity	1,347,916	(886,902)	1,347,916	586,869	300,033

Total liabilities and stockholders’ equity	$4,651,081	$(1,334,740)	$1,354,085	$2,657,258	$1,974,478

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2006

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$13,147	$—	$—	$2,691	$10,456
Accounts receivable, net	470,301	(200,621)	200,621	295,924	174,377
Inventories, net	1,525,800	—	—	792,709	733,091
Other current assets	71,526	—	9,426	23,456	38,644
Assets held for sale	190,881	—	—	175,934	14,947

Total current assets	2,271,655	(200,621)	210,047	1,290,714	971,515
Property and equipment, net	582,407	—	3,824	318,697	259,886
Intangible assets	1,506,004	—	—	942,079	563,925
Other assets	109,736	(1,078,710)	1,084,547	42,425	61,474

Total assets	$4,469,802	$(1,279,331)	$1,298,418	$2,593,915	$1,856,800

Floor plan notes payable	$874,326	$—	$—	$416,068	$458,258
Floor plan notes payable — non-trade	298,703	(35,000)	—	139,933	193,770
Accounts payable	301,592	—	2,738	103,600	195,254
Accrued expenses	214,544	(165,621)	27	63,762	316,376
Current portion of long-term debt	13,385	—	—	3,057	10,328
Liabilities held for sale	50,560	—	—	31,567	18,993

Total current liabilities	1,753,110	(200,621)	2,765	757,987	1,192,979
Long-term debt	1,168,666	(259,706)	—	1,050,932	377,440
Other long-term liabilities	252,373	—	—	237,014	15,359

Total liabilities	3,174,149	(460,327)	2,765	2,045,933	1,585,778
Total stockholders’ equity	1,295,653	(819,004)	1,295,653	547,982	271,022

Total liabilities and stockholders’ equity	$4,469,802	$(1,279,331)	$1,298,418	$2,593,915	$1,856,800

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$3,381,638	$—	$—	$1,915,809	$1,465,829
Cost of sales	2,885,653	—	—	1,623,123	1,262,530

Gross profit	495,985	—	—	292,686	203,299
Selling, general, and administrative expenses	389,276	—	3,960	230,439	154,877
Depreciation and amortization	13,337	—	389	7,270	5,678

Operating income (loss)	93,372	—	(4,349)	54,977	42,744
Floor plan interest expense	(19,546)	—	—	(11,895)	(7,651)
Other interest expense	(12,917)	—	—	(6,584)	(6,333)
Equity in income of affiliates	2,529	—	—	—	2,529
Loss on debt redemption	—	—	—	—	—
Equity in earnings of subsidiaries	—	(67,085)	67,085	—	—

Income (loss) from continuing operations before income taxes and minority interests	63,438	(67,085)	62,736	36,498	31,289
Income taxes	(23,473)	25,100	(23,473)	(14,856)	(10,244)
Minority interests	(702)	—	—	—	(702)

Income (loss) from continuing operations	39,263	(41,985)	39,263	21,642	20,343
Income (loss) from discontinued operations, net of tax	1,092	(1,092)	1,092	951	141

Net income (loss)	$40,355	$(43,077)	$40,355	$22,593	$20,484

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2006

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$2,837,727	$—	$—	$1,795,437	$1,042,290
Cost of sales	2,408,236	—	—	1,518,481	889,755

Gross profit	429,491	—	—	276,956	152,535
Selling, general, and administrative expenses	334,600	—	3,450	211,126	120,024
Depreciation and amortization	10,805	—	357	6,252	4,196

Operating income (loss)	84,086	—	(3,807)	59,578	28,315
Floor plan interest expense	(16,218)	—	—	(11,488)	(4,730)
Other interest expense	(11,436)	—	—	(6,816)	(4,620)
Equity in earnings of affiliates	1,968	—	—	—	1,968
Equity in earnings of subsidiaries	—	(61,571)	61,571	—	—

Income (loss) from continuing operations before income taxes and minority interests	58,400	(61,571)	57,764	41,274	20,933
Income taxes	(21,457)	22,871	(21,457)	(16,062)	(6,809)
Minority interests	(636)	—	—	—	(636)

Income (loss) from continuing operations	36,307	(38,700)	36,307	25,212	13,488
Income (loss) from discontinued operations, net of tax	386	(386)	386	461	(75)

Net income (loss)	$36,693	$(39,086)	$36,693	$25,673	$13,413

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$6,490,077	$—	$—	$3,584,548	$2,905,529
Cost of sales	5,526,593	—	—	3,026,198	2,500,395

Gross profit	963,484	—	—	558,350	405,134
Selling, general, and administrative expenses	764,862	—	8,072	447,372	309,418
Depreciation and amortization	26,147	—	734	14,298	11,115

Operating income (loss)	172,475	—	(8,806)	96,680	84,601
Floor plan interest expense	(35,721)	—	—	(20,817)	(14,904)
Other interest expense	(31,776)	—	—	(18,822)	(12,954)
Equity in income of affiliates	1,708	—	—	—	1,708
Loss on debt redemption	(18,634)	—	—	(18,634)	—
Equity in earnings of subsidiaries	—	(95,862)	95,862	—	—

Income (loss) from continuing operations before income taxes and minority interests	88,052	(95,862)	87,056	38,407	58,451
Income taxes	(31,829)	35,049	(31,829)	(16,615)	(18,434)
Minority interests	(996)	—	—	—	(996)

Income (loss) from continuing operations	55,227	(60,813)	55,227	21,792	39,021
Income (loss) from discontinued operations, net of tax	(290)	290	(290)	(604)	314

Net income (loss)	$54,937	$(60,523)	$54,937	$21,188	$39,335

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2006

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$5,392,183	$—	$—	$3,368,233	$2,023,950
Cost of sales	4,563,634	—	—	2,840,772	1,722,862

Gross profit	828,549	—	—	527,461	301,088
Selling, general, and administrative expenses	657,345	—	7,149	417,091	233,105
Depreciation and amortization	20,982	—	698	12,299	7,985

Operating income (loss)	150,222	—	(7,847)	98,071	59,998
Floor plan interest expense	(30,191)	—	—	(21,071)	(9,120)
Other interest expense	(23,383)	—	—	(14,448)	(8,935)
Equity in income of affiliates	3,118	—	—	—	3,118
Loss on Debt Redemption	—	—	—	—	—
Equity in earnings of subsidiaries	—	(106,555)	106,555	—	—

Income (loss) from continuing operations before income taxes and minority interests	99,766	(106,555)	98,708	62,552	45,061
Income taxes	(36,521)	39,424	(36,521)	(25,097)	(14,327)
Minority interests	(1,058)	—	—	—	(1,058)

Income (loss) from continuing operations	62,187	(67,131)	62,187	37,455	29,676
Income (loss) from discontinued operations, net of tax	(1,539)	1,539	(1,539)	(1,652)	113

Net income (loss)	$60,648	$(65,592)	$60,648	$35,803	$29,789

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$280,819	$(6,829)	$188,542	$99,106

Investing activities:
Purchase of property and equipment	(73,193)	(1,935)	(49,235)	(22,023)
Proceeds from sale — leaseback transactions	76,509	—	45,085	31,424
Dealership acquisitions, net	(151,528)	—	(115,061)	(36,467)
Other	13,264	8,764	—	4,500

Net cash from continuing investing activities	(134,948)	6,829	(119,211)	(22,566)

Financing activities:
Net borrowings (repayments) of long-term debt	(38,828)	11,725	(16,865)	(33,688)
Floor plan notes payable — non-trade	154,147	—	184,267	(30,120)
Proceeds from exercises of options including excess tax benefit	1,527	1,527	—	—
Redemption 9 5/8% Senior Subordinated Debt	(314,439)	—	(314,439)	—
Distributions from (to) parent	—	—	7,367	(7,367)
Dividends	(13,252)	(13,252)	—	—

Net cash from continuing financing activities	(210,845)	—	(139,670)	(71,175)

Net cash from discontinued operations	70,083	—	71,604	(1,521)

Net change in cash and cash equivalents	5,109	—	1,265	3,844
Cash and cash equivalents, beginning of period	13,147	—	2,691	10,456

Cash and cash equivalents, end of period	$18,256	$—	$3,956	$14,300

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$186,485	$751	$70,035	$115,699

Investing activities:
Purchase of property and equipment	(110,910)	(751)	(60,904)	(49,255)
Proceeds from sale — leaseback transactions	21,443	—	16,846	4,597
Dealership acquisitions, net	(225,220)	—	(135,474)	(89,746)

Net cash from continuing investing activities	(314,687)	(751)	(179,532)	(134,404)

Financing activities:
Net borrowings (repayments) of long-term debt	(235,537)	25,297	(277,853)	17,019
Issuance of Subordinated Debt	375,000	—	375,000	—
Floor plan notes payable — non-trade	22,250	—	160	22,090
Payment of deferred financing fees	(11,771)	(11,771)	—	—
Proceeds from exercises of options including excess tax benefit	17,492	17,492	—	—
Repurchase of common stock	(18,955)	(18,955)	—	—
Distributions from (to) parent	—	—	4,666	(4,666)
Dividends	(12,063)	(12,063)	—	—

Net cash from continuing financing activities	136,416	—	101,973	34,443

Net cash from discontinued operations	9,842	—	8,033	1,809

Net change in cash and cash equivalents	18,056	—	509	17,547
Cash and cash equivalents, beginning of period	8,957	—	2,210	6,747

Cash and cash equivalents, end of period	$27,013	$—	$2,719	$24,294

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See “Forward Looking Statements.” We have acquired a number of dealerships since inception. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of revising our financial statements for entities which have been treated as discontinued operations through June 30, 2007 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, revised to reflect our two-for-one split of our voting common stock in the form of a stock dividend, and restated for our adoption of Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”.
Overview
On July 2, 2007, we changed our corporate name from “United Auto Group, Inc.” to “Penske Automotive Group, Inc.” We are the second largest automotive retailer in the United States as measured by total revenues. As of June 30, 2007, we owned and operated 164 franchises in the United States and 147 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
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
We also have received the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified brands through December 31, 2007. We earned 123,800, 1,269,700 and 522,400 of these warrants during the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of units, the fair value of these warrants is being recognized when they are earned.
The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled upon the termination of our arrangement and we may not be able to achieve the performance targets outlined in the warrants.
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the six months ended June 30, 2007 and 2006, we earned $164.1 million and $130.4 million, respectively, of rebates incentives and reimbursements from manufacturers, of which $160.8 million and $127.0 million was recorded as a reduction of cost of sales.
Finance and Insurance Sales
Subsequent to the sale of the vehicle to a customer, we sell our credit contracts to various financial institutions on a non-recourse basis to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rates charged to customers and the interest rates set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back to us based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $18.3 million and $16.9 million as of June 30, 2007 and December 31, 2006, respectively. Changes in reserve estimates relate primarily to an increase in the amount of revenues subject to chargeback.

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
The net book value of our investments was $68.5 million and $69.5 million as of June 30, 2007 and December 31, 2006, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment was identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. No impairments were recognized during the periods presented.

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum exposure limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $15.4 million and $13.4 million as of June 30, 2007 and December 31, 2006, respectively. Changes in the reserve estimate during 2007 relate primarily to changes in loss experience in our employee medical, general liability and workers compensation programs.
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
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 (dollars in millions, except per unit amounts)
Total Retail Data

			2007 vs. 2006
	2007	2006	Change	% Change
Total retail unit sales	78,311	69,872	8,439	12.1%
Total same store retail unit sales	70,279	68,912	1,367	2.0%
Total retail sales revenue	$3,093.6	$2,588.2	$505.3	19.5%
Total same store retail sales revenue	$2,773.1	$2,556.5	$216.6	8.5%
Total retail gross profit	$494.9	$428.1	$66.8	15.6%
Total same store retail gross profit	$449.1	$422.8	$26.3	6.2%
Total retail gross margin	16.0%	16.5%	(0.5)%	(3.0%)
Total same store retail gross margin	16.2%	16.5%	(0.3)%	(1.8%)
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 8,439 units, or 12.1%, from 2006 to 2007. The increase is due to a 1,367 or 2.0% increase in same store retail unit sales, coupled with a 7,072 unit increase from net dealership acquisitions during the period. The increase in same store retail unit sales in 2007 was driven primarily by increases in our used vehicle unit sales.
Revenues
Retail sales revenue increased $505.3 million, or 19.5%, from 2006 to 2007. The increase is due to a $216.6 million, or 8.5%, increase in same store revenues, coupled with a $288.7 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a $2,175, or 6.5%, increase in average new vehicle revenue per unit, which increased revenue by $101.8 million, (2) a $2,212, or 7.8%, increase in average used vehicle revenue per unit, which increased revenue by $48.7 million, (3) a $46, or 4.9%, increase in average finance and insurance revenue per unit, which increased revenue by $3.2 million, (4) a $20.0 million, or 6.6%, increase in service and parts revenues, and (5) the 2.0% increase in retail unit sales which increased revenue by $42.9 million.
Gross Profit
Retail gross profit increased $66.8 million, or 15.6%, from 2006 to 2007. The increase is due to a $26.3 million, or 6.2%, increase in same store retail gross profit, coupled with a $40.5 million increase from net dealership acquisitions during the period. The same store retail gross profit increase is due to (1) a $32, or 1.1%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $1.5 million, (2) a $65, or 2.7%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $1.4 million, (3) a $46, or 4.9%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $3.2 million, (4) a $15.5 million, or 9.3%, increase in service and parts gross profit, and (5) the 2.0% increase in retail unit sales, which increased retail gross profit by $4.7 million.

New Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
New retail unit sales	51,449	47,508	3,941	8.3%
Same store new retail unit sales	46,808	46,884	(76)	(0.2%)
New retail sales revenue	$1,831.4	$1,583.6	$247.8	15.6%
Same store new retail sales revenue	$1,662.9	$1,563.6	$99.3	6.3%
New retail sales revenue per unit	$35,595	$33,334	$2,262	6.8%
Same store new retail sales revenue per unit	$35,526	$33,351	$2,175	6.5%
Gross profit — new	$152.8	$138.8	$14.0	10.1%
Same store gross profit — new	$138.0	$136.8	$1.2	0.9%
Average gross profit per new vehicle retailed	$2,971	$2,921	$50	1.7%
Same store average gross profit per new vehicle retailed	$2,949	$2,917	$32	1.1%
Gross margin % — new	8.3%	8.8%	(0.5%)	(5.7%)
Same store gross margin % — new	8.3%	8.7%	(0.4%)	(4.6%)
Units
Retail unit sales of new vehicles increased 3,941 units, or 8.3%, from 2006 to 2007. The increase is due a 4,017 unit increase from net dealership acquisitions, offset by a 76 unit or 0.2% decrease in same store retail unit sales during the period.
Revenues
New vehicle retail sales revenue increased $247.8 million, or 15.6%, from 2006 to 2007. The increase is due to a $99.3 million, or 6.4%, increase in same store revenues, coupled with a $148.5 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to a $2,175, or 6.5%, increase in comparative average selling prices per unit, which increased revenue by $101.8 million.
Gross Profit
Retail gross profit from new vehicle sales increased $14.0 million, or 10.1%, from 2006 to 2007. The increase is due to a $1.2 million, or 0.9%, increase in same store gross profit, coupled with a $12.8 million increase from net dealership acquisitions during the period. The same store increase is due primarily to a $32, or 1.1%, increase in average gross profit per new vehicle retailed, which increased gross profit by $1.4 million.

Used Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
Used retail unit sales	26,862	22,364	4,498	20.1%
Same store used retail unit sales	23,471	22,028	1,443	6.6%
Used retail sales revenue	$829.1	$632.0	$197.1	31.2%
Same store used retail sales revenue	$717.2	$624.4	$92.8	14.9%
Used retail sales revenue per unit	$30,863	$28,259	$2,604	9.2%
Same store used retail sales revenue per unit	$30,556	$28,344	$2,212	7.8%
Gross profit — used	$65.4	$54.4	$11.0	20.2%
Same store gross profit — used	$58.6	$53.6	$5.0	9.3%
Average gross profit per used vehicle retailed	$2,435	$2,433	$2	0.1%
Same store average gross profit per used vehicle retailed	$2,497	$2,432	$65	2.7%
Gross margin % — used	7.9%	8.6%	(0.7%)	(8.1%)
Same store gross margin % — used	8.2%	8.6%	(0.4%)	(4.7%)
Units
Retail unit sales of used vehicles increased 4,498 units, or 20.1%, from 2006 to 2007. The increase is due to a 1,443 unit, or 6.6%, increase in same store retail unit sales, coupled with a 3,055 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to unit sales increases in our premium brand stores in the U.K. and in our volume foreign brand stores in the U.S.
Revenues
Used vehicle retail sales revenue increased $197.1 million, or 31.2%, from 2006 to 2007. The increase is due to a $92.8 million, or 14.9%, increase in same store revenues, coupled with a $104.3 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the 6.6% increase in retail unit sales, which increased revenue by $44.1 million, coupled with a $2,212, or 7.8%, increase in comparative average selling prices per vehicle, which increased revenue by $48.7 million.
Gross Profit
Retail gross profit from used vehicle sales increased $11.0 million, or 20.2%, from 2006 to 2007. The increase is due to a $5.0 million, or 9.3%, increase in same store gross profit, coupled with a $6.0 million increase from net dealership acquisitions during the period. The increase in same store gross profit is due primarily to the 6.6% increase in used retail unit sales, which increased gross profit by $3.6 million, coupled with a $65, or 2.7%, increase in average gross profit per used vehicle retailed which increased retail gross profit by $1.4 million.
Finance and Insurance Data

			2007 vs. 2006
	2007	2006	Change	% Change
Finance and insurance revenue	$75.7	$65.7	$10.0	15.2%
Same store finance and insurance revenue	$69.7	$65.1	$4.6	7.0%
Finance and insurance revenue per unit	$967	$940	$27	2.9%
Same store finance and insurance revenue per unit	$991	$945	$46	4.9%
Finance and insurance revenue increased $10.0 million, or 15.2%, from 2006 to 2007. The increase is due to a $4.6 million, or 7.1%, increase in same store revenues, coupled with a $5.4 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to a $46, or 4.9%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $3.2 million, coupled with the 2.0% increase in retail unit sales which increased revenue by $1.4 million.

Service and Parts Data

			2007 vs. 2006
	2007	2006	Change	% Change
Service and parts revenue	$357.4	$306.9	$50.5	16.5%
Same store service and parts revenue	$323.4	$303.4	$20.0	6.6%
Gross profit	$201.0	$169.2	$31.8	18.8%
Same store gross profit	$182.8	$167.3	$15.5	9.3%
Gross margin	56.2%	55.1%	1.1%	2.0%
Same store gross margin	56.5%	55.2%	1.3%	2.4%
Revenues
Service and parts revenue increased $50.5 million, or 16.5%, from 2006 to 2007. The increase is due to a $20.0 million, or 6.6%, increase in same store revenues, coupled with a $30.5 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs.
Gross Profit
Service and parts gross profit increased $31.8 million, or 18.8%, from 2006 to 2007. The increase is due to a $15.5 million, or 9.3%, increase in same store gross profit, coupled with a $16.3 million increase from net dealership acquisitions during the period. The same store gross profit increase is due to the $20.0 million, or 6.6%, increase in same store revenues, which increased gross profit by $11.3 million, and a 130 basis point increase in gross margin, which increased gross profit by $4.2 million.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $54.7 million, or 16.3%, from $334.6 million to $389.3 million. The aggregate increase is primarily due to a $22.7 million, or 6.9%, increase in same store SG&A, coupled with a $31.9 million increase from net dealership acquisitions during the period. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 6.2% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses decreased as a percentage of total revenue from 11.8% to 11.5%, but increased as a percentage of gross profit from 77.9% to 78.5%.
Depreciation and Amortization
Depreciation and amortization increased $2.5 million, or 23.4%, from $10.8 million to $13.3 million. The increase is due to a $1.6 million, or 15.3%, increase in same store depreciation and amortization, coupled with a $0.9 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our ongoing facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense increased $3.3 million, or 20.5%, from $16.2 million to $19.5 million. The increase is due to a $1.6 million, or 10.2%, increase in same store floor plan interest expense, coupled with a $1.7 million increase from net dealership acquisitions during the period. The same store increase is due in large part to increases in the underlying variable rates of our revolving floor plan arrangements, somewhat offset by decreases in our average amounts outstanding.

Other Interest Expense
Other interest expense increased $1.5 million, or 13.0%, from $11.4 million to $12.9 million. The increase is due primarily to an increase in our average total outstanding indebtedness in 2007 versus 2006, offset in part by a decrease in our weighted average interest rate.
Income Taxes
Income taxes increased $2.0 million, or 9.4%, from $21.5 million to $23.5 million. The increase from 2006 to 2007 is due primarily to the increase in our pre-tax income versus the prior year, coupled with an increase in our overall effective income tax rate.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 (dollars in millions, except per unit amounts)
Our results for the six months ended June 30, 2007 include a charge of $18.6 million ($12.3 million after-tax), or $0.13 per share, relating to the redemption of the $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes.
Total Retail Data

			2007 vs. 2006
	2007	2006	Change	% Change
Total retail unit sales	149,592	132,211	17,381	13.1%
Total same store retail unit sales	132,975	128,366	4,609	3.6%
Total retail sales revenue	$5,951.6	$4,929.4	$1,022.2	20.7%
Total same store retail sales revenue	$5,216.9	$4,765.0	$451.9	9.5%
Total retail gross profit	$959.6	$824.3	$135.3	16.4%
Total same store retail gross profit	$854.5	$798.0	$56.5	7.1%
Total retail gross margin	16.1%	16.7%	(0.6)%	(3.6%)
Total same store retail gross margin	16.4%	16.7%	(0.3)%	(1.8%)
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 17,381 units, or 13.1%, from 2006 to 2007. The increase is due to a 4,609 unit, or 3.6%, increase in same store retail unit sales, coupled with a 12,772 unit increase from net dealership acquisitions during the period. The increase in same store retail unit sales in 2007 was driven primarily by increases in our premium brands in both the U.K. and U.S and volume foreign brands in the U.S.
Revenues
Retail sales revenue increased $1,022.2 million, or 20.7%, from 2006 to 2007. The increase is due to a $451.9 million, or 9.5%, increase in same store revenues, coupled with a $570.3 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a $1,972, or 5.9%, increase in average new vehicle revenue per unit, which increased revenue by $172.9 million, (2) a $1,976, or 7.1%, increase in average used vehicle revenue per unit, which increased revenue by $80.4 million, (3) a $43, or 4.6%, increase in average finance and insurance revenue per unit, which increased revenue by $5.5 million, (4) a $47.4 million, or 8.1%, increase in service and parts revenues, and (5) the 3.6% increase in retail unit sales which increased revenue by $145.7 million.
Gross Profit
Retail gross profit increased $135.3 million, or 16.4%, from 2006 to 2007. The increase is due to a $56.5 million, or 7.1%, increase in same store retail gross profit, coupled with a $78.8 million increase from net dealership acquisitions during the period. The same store retail gross profit increase is due to (1) an $18, or 0.6%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $1.6 million, (2) a $15, or 0.6%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $0.7 million (3) a $43, or 4.6%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $5.5 million, (4) a $32.5 million, or 10.1%, increase in service and parts gross profit, and (5) the 3.6% increase in retail unit sales, which increased retail gross profit by $16.3 million.

New Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
New retail unit sales	97,033	89,850	7,183	8.0%
Same store new retail unit sales	88,390	87,701	689	0.8%
New retail sales revenue	$3,479.1	$3,017.5	$461.6	15.3%
Same store new retail sales revenue	$3,129.2	$2,931.8	$197.4	6.7%
New retail sales revenue per unit	$35,854	$33,584	$2,270	6.8%
Same store new retail sales revenue per unit	$35,402	$33,430	$1,972	5.9%
Gross profit — new	$291.4	$264.9	$26.5	10.0%
Same store gross profit — new	$260.4	$256.8	$3.6	1.4%
Average gross profit per new vehicle retailed	$3,003	$2,949	$54	1.8%
Same store average gross profit per new vehicle retailed	$2,946	$2,928	$18	0.6%
Gross margin % — new	8.4%	8.8%	(0.4%)	(4.5%)
Same store gross margin % — new	8.3%	8.8%	(0.5%)	(5.7%)
Units
Retail unit sales of new vehicles increased 7,183 units, or 8.0%, from 2006 to 2007. The increase is due to a 689 unit, or 0.8%, increase in same store retail unit sales, coupled with a 6,494 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to increases in our premium brands in the U.K.
Revenues
New vehicle retail sales revenue increased $461.6 million, or 15.3%, from 2006 to 2007. The increase is due to a $197.4 million, or 6.7%, increase in same store revenues, coupled with a $264.2 million increase from net dealership acquisitions during the period. The same store revenue increase is due to the 0.8% increase in retail unit sales, which increased revenue by $24.4 million, coupled with a $1,972, or 5.9%, increase in comparative average selling prices per unit, which increased revenue by $172.9 million.
Gross Profit
Retail gross profit from new vehicle sales increased $26.5 million, or 10.0%, from 2006 to 2007. The increase is due to a $3.6 million, or 1.4%, increase in same store gross profit, coupled with a $22.9 million increase from net dealership acquisitions during the period. The same store increase is due to the 0.8% increase in new retail unit sales, which increased gross profit by $2.0 million, coupled with an $18, or 0.6%, increase in average gross profit per new vehicle retailed, which increased gross profit by $1.6 million.

Used Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
Used retail unit sales	52,559	42,361	10,198	24.1%
Same store used retail unit sales	44,585	40,665	3,920	9.6%
Used retail sales revenue	$1,617.5	$1,187.3	$430.2	36.2%
Same store used retail sales revenue	$1,327.2	$1,130.1	$197.1	17.4%
Used retail sales revenue per unit	$30,774	$28,029	$2,745	9.8%
Same store used retail sales revenue per unit	$29,767	$27,791	$1,976	7.1%
Gross profit — used	$126.7	$104.6	$22.1	21.1%
Same store gross profit — used	$110.0	$99.7	$10.3	10.3%
Average gross profit per used vehicle retailed	$2,410	$2,469	$(59)	(2.4%)
Same store average gross profit per used vehicle retailed	$2,466	$2,451	$15	0.6%
Gross margin % — used	7.8%	8.8%	(1.0%)	(11.4%)
Same store gross margin % — used	8.3%	8.8%	(0.5%)	(5.7%)
Units
Retail unit sales of used vehicles increased 10,198 units, or 24.1%, from 2006 to 2007. The increase is due to a 3,920 unit, or 9.6%, increase in same store retail unit sales, coupled with a 6,278 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to increases in premium brands in the U.S. and U.K. and volume foreign brands in the U.S.
Revenues
Used vehicle retail sales revenue increased $430.2 million, or 36.2%, from 2006 to 2007. The increase is due to a $197.1 million, or 17.4%, increase in same store revenues, coupled with a $233.1 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the 9.6% increase in retail unit sales, which increased revenue by $116.7 million, coupled with a $1,976, or 7.1%, increase in comparative average selling prices per vehicle, which increased revenue by $80.4 million.
Gross Profit
Retail gross profit from used vehicle sales increased $22.1 million, or 21.1%, from 2006 to 2007. The increase is due to a $10.3 million, or 10.3%, increase in same store gross profit, coupled with an $11.8 million increase from net dealership acquisitions during the period. The increase in same store gross profit is due primarily to the 9.6% increase in used retail unit sales, which increased gross profit by $9.7 million, coupled with a $15, or 0.6%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $0.6 million.
Finance and Insurance Data

			2007 vs. 2006
	2007	2006	Change	% Change
Finance and insurance revenue	$144.7	$123.7	$21.0	17.0%
Same store finance and insurance revenue	$131.0	$120.9	$10.1	8.4%
Finance and insurance revenue per unit	$967	$936	$31	3.3%
Same store finance and insurance revenue per unit	$985	$942	$43	4.6%
Finance and insurance revenue increased $21.0 million, or 17.0%, from 2006 to 2007. The increase is due to a $10.1 million, or 8.4%, increase in same store revenues, coupled with a $10.9 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the 3.6% increase in retail unit sales, which increased revenue by $4.6 million, coupled with a $43, or 4.6%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $5.5 million.

Service and Parts Data

			2007 vs. 2006
	2007	2006	Change	% Change
Service and parts revenue	$710.3	$600.9	$109.4	18.2%
Same store service and parts revenue	$629.6	$582.2	$47.4	8.1%
Gross profit	$396.8	$331.1	$65.7	19.8%
Same store gross profit	$353.1	$320.6	$32.5	10.1%
Gross margin	55.9%	55.1%	0.8%	1.5%
Same store gross margin	56.1%	55.1%	1.0%	1.8%
Revenues
Service and parts revenue increased $109.4 million, or 18.2%, from 2006 to 2007. The increase is due to a $47.4 million, or 8.1%, increase in same store revenues, coupled with a $62.0 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs.
Gross Profit
Service and parts gross profit increased $65.7 million, or 19.8%, from 2006 to 2007. The increase is due to a $32.5 million, or 10.1%, increase in same store gross profit, coupled with a $33.2 million increase from net dealership acquisitions during the period. The same store gross profit increase is due to the $47.4 million, or 8.1%, increase in same store revenues, which increased gross profit by $26.6 million, and a 100 basis point increase in gross margin, which increased gross profit by $5.9 million.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $107.6 million, or 16.4%, from $657.3 million to $764.9 million. The aggregate increase is primarily due to a $44.1 million, or 7.0%, increase in same store SG&A, coupled with a $63.5 million increase from net dealership acquisitions during the period. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 7.1% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses decreased as a percentage of total revenue from 12.2% to 11.8% and was consistent with the prior year as a percentage of gross profit.
Depreciation and Amortization
Depreciation and amortization increased $5.1 million, or 24.3%, from $21.0 million to $26.1 million. The increase is due to a $3.2 million, or 15.7%, increase in same store depreciation and amortization, coupled with a $1.9 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our ongoing facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense increased $5.5 million, or 18.2%, from $30.2 million to $35.7 million. The increase is due to a $1.9 million, or 6.5%, increase in same store floor plan interest expense, coupled with a $3.6 million increase from net dealership acquisitions during the period. The same store increase is due in large part to increases in the underlying variable rates of our revolving floor plan arrangements, somewhat offset by decreases in our average amounts outstanding.

Other Interest Expense
Other interest expense increased $8.4 million, or 35.9%, from $23.4 million to $31.8 million. The increase is due primarily to an increase in our average total outstanding indebtedness in 2007 versus 2006, offset in part by a decrease in our weighted average interest rate.
In March 2007, we redeemed our outstanding $300.0 million 9.625% Senior Subordinated Notes due 2012. We incurred a $18.6 million pretax charge in connection with the redemption, consisting of the $14.4 million redemption premium and the write-off of $4.2 million of unamortized deferred financing costs.
Income Taxes
Income taxes decreased $4.7 million, or 12.8%, from $36.5 million to $31.8 million. The decrease from 2006 to 2007 is due primarily to the decrease in our pre-tax income versus the prior year, coupled with a reduction in our overall effective income tax rate.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of June 30, 2007, we had working capital of $173.9 million, including $18.3 million of cash available to fund our operations and capital commitments. In addition, we had $250.0 million and £75 million ($150.2 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which are discussed below.
We paid a dividend of six cents per share on March 1, 2006 and dividends of seven cents per share on June 1, 2006, September 1, 2006, December 1, 2006, March 1, 2007 and June 1, 2007. We have also declared a dividend of $0.07 cents per share payable on September 4, 2007 to shareholders of record on August 10, 2007. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
We have expanded primarily through organic growth and through the acquisition of automotive dealerships. In addition, we were named as the exclusive distributor of smart fortwo vehicles in the United States and Puerto Rico. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions or other expansion opportunities, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional bank borrowing which sources of funds may not necessarily be available on terms acceptable to us, if at all.
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
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2007, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. Outstanding letters of credit under the U.S. credit agreement amounted to $0.5 million as of June 30, 2007. No other amounts were outstanding under the U.S. credit facility as of June 30, 2007.
U.K. Credit Agreement
Our subsidiaries in the U.K. are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a five year multi-option credit agreement, a fixed rate credit agreement and a seasonally adjusted overdraft line of credit to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. credit agreement provides for (1) up to £70.0 million in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30.0 million funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals through June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £30.0 million that bears interest at the Bank of England Base Rate plus 1.00% and matures on August 31, 2011.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2007, we were in compliance with all covenants under the U.K. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and the expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. As of June 30, 2007, outstanding loans under the U.K. credit agreement amounted to £43.2 million ($86.8 million).

7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% Senior Subordinated Notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2007, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2007, we were in compliance with all negative covenants and there were no events of default.
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
9.625% Senior Subordinated Notes
In March 2007, we redeemed our outstanding $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes due 2012 (the “9.625% Notes”). The 9.625% Notes were unsecured senior subordinated notes and were subordinate to all existing senior debt, including debt under our credit agreements and floor plan indebtedness. We incurred an $18.6 million pre-tax charge in connection with the redemption, consisting of a $14.4 million redemption premium and the write-off of $4.2 million of unamortized deferred financing costs.

Share Repurchase
On January 26, 2006, we repurchased 1.0 million shares of our outstanding common stock for $19.0 million, or $18.96 per share. These shares and all other shares held as treasury stock were retired during the second quarter of 2007.
Interest Rate Swaps
We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. As of June 30, 2007, we expect approximately $0.6 million associated with the swap to be recognized as a reduction of interest expense over the next twelve months.
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
Cash Flows
Cash and cash equivalents increased by $5.1 million and $18.1 million during the six months ended June 30, 2007 and 2006, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $280.8 million and $186.5 million during the six months ended June 30, 2007 and 2006, respectively. Cash flows from operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
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

	Six Months Ended
	June 30,
	2007	2006
Net cash from operating activities as reported	$280,819	$186,485
Floor plan notes payable — non-trade as reported	154,147	22,250

Net cash from operating activities including all floor plan notes payable	$434,966	$208,735

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $134.9 million and $314.7 million during the six months ended June 30, 2007 and 2006, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $73.2 million and $110.9 million during the six months ended June 30, 2007 and 2006, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $76.5 million and $21.4 million during the six months ended June 30, 2007 and 2006, respectively. Cash used in business acquisitions, net of cash acquired, was $151.5 million and $225.2 million during the six months ended June 30, 2007 and 2006, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $43.0 million and $86.9 million during the six months ended June 30, 2007 and 2006, respectively.
Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $210.8 million during the six months ended June 30, 2007 and cash provided by continuing financing activities was $136.4 million during the six months ended June 30, 2006. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net repayments of long-term debt of $353.3 million during the six months ended June 30, 2007, including $14.4 million of premium paid on the redemption of our 9.625% Senior Subordinated Notes, and net borrowings of long-term debt of $139.5 million during the six months ended June 30, 2006. We had net borrowings of floor plan notes payable non-trade of $154.1 million and $22.3 million during the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006, we paid $11.8 million of deferred financing costs related to our issuance of the Convertible Notes. During the six months ended June 30, 2007 and 2006, we received proceeds of $1.5 million and $17.5 million, respectively from the issuance of common stock. During the six months ended June 30, 2006, we repurchased 1.0 million shares of our outstanding common stock for $19.0 million. During the six months ended June 30, 2007 and 2006, we paid $13.3 million and $12.1 million, respectively, of cash dividends to our stockholders.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to be considered material to our liquidity of our capital resources. Management does not believe that there is any significant past, present or upcoming cash impact relating to our discontinued operations.
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
Other Related Party Interests and Transactions
Roger S. Penske is also a managing member of Penske Capital Partners and Transportation Resource Partners, each organizations that undertake investments in transportation-related industries. Richard J. Peters, one of our directors, is a managing director of Transportation Resource Partners. Mr. Peters and Roger S. Penske, Jr. are each directors of Penske Corporation. Robert H. Kurnick, Jr., our Vice Chairman, is also the President and a director of Penske Corporation. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation.
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

Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we acquire dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2007, our joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche	91.70	%(A)(B)
Edison, New Jersey	Ferrari	70.00	%(B)
Tysons Corner, Virginia	Aston Martin, Audi,	90.00	%(B)(C)
	Mercedes-Benz, Porsche
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Mentor, Ohio	Honda	75.00	%(B)
Munich, Germany	BMW, MINI	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Aachen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(D)
Mexico	Toyota	48.70	%(D)
Mexico	Toyota	45.00	%(D)

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

Forward Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” which generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our annual report on Form 10-K filed March 1, 2007. Important factors that could cause actual results to differ materially from our expectations include the following:
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
In addition:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our credit agreements bear interest at variable rates based on a margin over defined benchmarks. Based on the amount outstanding as of June 30, 2007, a 100 basis point change in interest rates would result in an approximate $0.4 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined benchmarks. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2007, a 100 basis point change in interest rates would result in an approximate $11.2 million change to our annual interest expense.
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
Foreign Currency Exchange Rates. As of June 30, 2007, we have dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $248.0 million change to our revenues for the six months ended June 30, 2007.
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
Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 30, 2007, we are not a party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 3, 2007. Proxies for the Annual Meeting of Stockholders were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to the nominees or proposals listed in the proxy statement. Each of the twelve nominees listed in the proxy statement was elected. The results of the voting at the Annual Meeting of Stockholders is as follows:
1.	Election of Directors

Nominee	For	Withheld
John D. Barr	90,107,154	615,656
Michael R. Eisenson	88,369,756	2,353,054
Hiroshi Ishikawa	89,127,222	1,595,588
Robert H. Kurnick, Jr.	89,127,222	1,595,588
William J. Lovejoy	90,420,801	302,009
Kimberly J. McWaters	70,983,223	19,739,587
Eustace W. Mita	90,147,694	575,116
Lucio A. Noto	89,028,484	1,694,326
Roger S. Penske	89,718,591	1,004,219
Richard J. Peters	89,127,222	1,595,588
Ronald G. Steinhart	90,205,071	517,739
H. Brian Thompson	90,423,230	299,580
2.	Amendment to our certificate of incorporation to change our name from “United Auto Group, Inc.” to “Penske Automotive Group, Inc.”:

For	Against	Abstain	Non-Vote
90,705,659	12,330	4,821	0
Item 5. Other Information
On July 2, 2007, we changed our corporate name from “United Auto Group, Inc.” to “Penske Automotive Group, Inc.” and have included an amended certificate of incorporation as an exhibit to this report. In connection with our name change, we changed our New York Stock Exchange trading symbol to “PAG”, and changed the CUSIP number of our common stock. Even though the CUSIP number has changed, the voting and other rights of our common stock have not been affected by the change in corporate name. It also has not affected in any way the validity or transferability of currently outstanding stock certificates and stockholders are not required to surrender those certificates as a result of the name change.

Item 6. Exhibits
3.1	Amendment dated July 2, 2007 to our Certificate of Incorporation (filed as exhibit 3.1 to our Form 8-K filed July 2, 2007)

3.2	Certificate of Incorporation dated July 2, 2007 (composite copy) (filed as exhibit 3.2 to our Form 8-K filed July 2, 2007)

12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.
	By:	/s/ Roger S. Penske
Roger S. Penske
Date: August 3, 2007		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Date: August 3, 2007		Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

3.1	Amendment dated July 2, 2007 to our Certificate of Incorporation (filed as exhibit 3.1 to our Form 8-K filed July 2, 2007)

3.2	Certificate of Incorporation dated July 2, 2007 (composite copy) (filed as exhibit 3.2 to our Form 8-K filed July 2, 2007)

12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications