Form 10-Q
period 2007-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2007-10-25
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
(248)648-2500
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
      As of October 17, 2007, there were 95,014,632 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$24,830	$13,147
Accounts receivable, net of allowance for doubtful accounts of $2,873 and $2,836	495,062	468,810
Inventories, net	1,557,335	1,518,759
Other current assets	97,205	71,492
Assets held for sale	155,318	200,372

Total current assets	2,329,750	2,272,580
Property and equipment, net	566,057	581,969
Goodwill	1,321,600	1,259,437
Franchise value	299,183	246,118
Other assets	102,011	109,698

Total assets	$4,618,601	$4,469,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,058,995	$874,326
Floor plan notes payable — non-trade	440,483	298,222
Accounts payable	264,545	300,764
Accrued expenses	290,003	214,200
Current portion of long-term debt	14,969	13,385
Liabilities held for sale	72,961	52,213

Total current liabilities	2,141,956	1,753,110
Long-term debt	792,674	1,168,666
Other long-term liabilities	280,211	252,373

Total liabilities	3,214,841	3,174,149

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 95,011 shares issued at September 30, 2007; 94,468 shares issued at December 31, 2006	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	730,210	768,794
Retained earnings	566,713	492,704
Accumulated other comprehensive income	106,828	79,379
Treasury stock, at cost; 0 shares at September 30, 2007 and 5,306 shares at December 31, 2006	—	(45,233)

Total stockholders’ equity	1,403,760	1,295,653

Total liabilities and stockholders’ equity	$4,618,601	$4,469,802

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)*		(Restated)*
	(Unaudited)
	(In thousands, except per share
	amounts)
Revenue:
New vehicle	$1,896,455	$1,670,797	$5,361,649	$4,676,041
Used vehicle	792,793	680,227	2,405,760	1,864,087
Finance and insurance, net	78,989	66,760	222,887	189,886
Service and parts	359,628	318,471	1,068,587	918,066
Fleet and wholesale vehicle	278,122	235,879	815,064	696,520

Total revenues	3,405,987	2,972,134	9,873,947	8,344,600

Cost of sales:
New vehicle	1,735,800	1,527,563	4,910,574	4,268,519
Used vehicle	729,260	623,854	2,216,210	1,703,645
Service and parts	159,836	142,127	472,829	411,398
Fleet and wholesale vehicle	277,595	235,027	810,575	691,462

Total cost of sales	2,902,491	2,528,571	8,410,188	7,075,024

Gross profit	503,496	443,563	1,463,759	1,269,576
Selling, general and administrative expenses	394,565	350,648	1,156,802	1,005,569
Depreciation and amortization	13,057	11,388	39,155	32,315

Operating income	95,874	81,527	267,802	231,692
Floor plan interest expense	(19,536)	(15,647)	(55,055)	(45,680)
Other interest expense	(12,454)	(11,088)	(44,230)	(34,471)
Equity in earnings of affiliates	1,475	2,389	3,183	5,507
Loss on debt redemption	—	—	(18,634)	—

Income from continuing operations before income taxes and minority interests	65,359	57,181	153,066	157,048
Income taxes	(22,418)	(20,590)	(54,110)	(57,150)
Minority interests	(531)	(478)	(1,527)	(1,536)

Income from continuing operations	42,410	36,113	97,429	98,362

Income (loss) from discontinued operations, net of tax	990	(2,383)	908	(3,984)

Net income	$43,400	$33,730	$98,337	$94,378

Basic earnings per share:
Continuing operations	$0.45	$0.39	$1.04	$1.05
Discontinued operations	0.01	(0.03)	0.01	(0.04)
Net income	0.46	0.36	1.05	1.01

Shares used in determining basic earnings per share	94,244	93,754	94,037	93,257

Diluted earnings per share:
Continuing operations	$0.45	$0.38	$1.03	$1.05
Discontinued operations	0.01	(0.03)	0.01	(0.04)
Net income	0.46	0.36	1.04	1.00

Shares used in determining diluted earnings per share	94,614	94,288	94,512	94,085

Cash dividends per share	$0.07	$0.07	$0.21	$0.20

*	See Note 1
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
		(Restated)*
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$98,337	$94,378
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	39,155	32,315
Undistributed earnings of equity method investments	(3,183)	(5,507)
(Income) Loss from discontinued operations, net of tax	(908)	3,984
Deferred income taxes	11,323	16,776
Loss on debt redemption	18,634	—
Minority interests	1,527	1,536
Changes in operating assets and liabilities:
Accounts receivable	(26,869)	(27,891)
Inventories	(22,684)	(82,509)
Floor plan notes payable	192,312	66,874
Accounts payable and accrued expenses	55,973	163,251
Other	(20,193)	(27,533)

Net cash from continuing operating activities	343,424	235,674

Investing Activities:
Purchase of equipment and improvements	(114,560)	(150,150)
Proceeds from sale-leaseback transactions	105,730	62,778
Dealership acquisitions net, including repayment of sellers’ floorplan notes payable of $42,959 and $114,255, respectively	(148,974)	(369,193)
Other	15,518	—

Net cash from continuing investing activities	(142,286)	(456,565)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement	341,400	327,000
Repayments under U.S. credit agreement	(341,400)	(553,000)
Redemption 9 5/8% Senior Subordinated debt	(314,439)	—
Issuance of convertible subordinated debt	—	375,000
Net borrowings (repayments) of other long-term debt	(78,646)	74,185
Net borrowings of floor plan notes payable — non-trade	154,301	32,288
Payment of deferred financing costs	—	(12,630)
Proceeds from exercises of options, including excess tax benefit	2,517	17,992
Repurchase of common stock	—	(18,955)
Dividends	(19,898)	(18,626)

Net cash from continuing financing activities	(256,165)	223,254

Discontinued operations:
Net cash from discontinued operating activities	3,708	970
Net cash from discontinued investing activities	40,085	15,870
Net cash from discontinued financing activities	22,917	(7,140)

Net cash from discontinued operations	66,710	9,700

Net change in cash and cash equivalents	11,683	12,063
Cash and cash equivalents, beginning of period	13,147	8,957

Cash and cash equivalents, end of period	$24,830	$21,020

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$97,228	$82,073
Income taxes	16,781	26,823
Seller financed debt	4,953	64,168

*	See Note 1
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
	Issued		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity

	(Unaudited)
	(Dollars in thousands)
Balances, January 1, 2007	94,468,013	$9	$768,794	$492,704	$79,379	$(45,233)	$1,295,653

Adoption of FIN 48 (Note 1)	—	—	—	(4,430)	—	—	(4,430)
Restricted stock	347,205	—	4,132	—	—	—	4,132
Exercise of options, including tax benefit of $1,047	195,885	—	2,517	—	—	—	2,517
Dividends	—	—	—	(19,898)	—	—	(19,898)
Foreign currency translation	—	—	—	—	26,882	—	26,882
Other	—	—	—	—	567	—	567
Retirement of Treasury Stock	—	—	(45,233)	—	—	45,233	—
Net income	—	—	—	98,337	—	—	98,337

Balances, September 30, 2007	95,011,103	$9	$730,210	$566,713	$106,828	$—	$1,403,760

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of Penske Automotive Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through September 30, 2007. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, which are included as part of the Company’s Annual Report on Form 10-K.
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
The Company adopted FIN No. 48 as of January 1, 2007, pursuant to which the Company recorded a $4,430 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company’s total amount of unrecognized tax benefit was approximately $36,600, of which approximately $23,600 could favorably impact the Company’s effective tax rate in the future. The Company recognizes interest and penalties related to income tax matters in income tax expense and does not include them in the calculation of the fixed charge coverage ratio. The Company does not expect the amount of unrecognized tax benefits to change materially in the next twelve months.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$119,245	$236,526	$407,430	$716,865
Pre-tax income (loss)	1,654	(501)	813	(1,284)
Gain (loss) on disposal	—	(2,584)	1,189	(4,019)

	September 30,	December 31,
	2007	2006
Inventories	$76,784	$108,006
Other assets	78,534	92,366

Total assets	$155,318	$200,372

Floor plan notes payable (trade and non-trade)	$56,888	$29,037
Other liabilities	16,073	23,176

Total Liabilities	$72,961	$52,213

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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Intangible Assets
The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. The Company believes the franchise value of its dealerships has an indefinite useful life based on the following facts:
•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated franchise agreements.
The following is a summary of the changes in the carrying amount of goodwill and franchise value for the nine months ended September 30, 2007:

		Franchise
	Goodwill	Value
Balance — January 1, 2007	$1,259,437	$246,118
Additions during period	44,895	47,672
Foreign currency translation	17,268	5,393

Balance — September 30, 2007	$1,321,600	$299,183

As of September 30, 2007, approximately $679,926 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
New vehicles	$1,093,009	$1,077,743
Used vehicles	387,262	362,416
Parts, accessories and other	77,064	78,600

Total inventories	$1,557,335	$1,518,759

The Company receives non-refundable credits from certain vehicle manufacturers which are treated as a reduction of cost of sales when the vehicles are sold. Such credits amounted to $24,361 and $23,404 during the nine months ended September 30, 2007 and 2006, respectively.
3. Business Combinations
The Company acquired 6 and 33 franchises during the nine months ended September 30, 2007 and 2006, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. A summary of the aggregate purchase price allocations for the nine months ended September 30, 2007 and 2006 follows:

	September 30,
	2007	2006
Accounts receivable	$11,908	$24,171
Inventory	42,905	166,924
Other current assets	455	20,268
Property and equipment	4,516	71,051
Goodwill	52,167	231,752
Franchise value	48,896	32,518
Other assets	3,430	21
Current liabilities	(13,344)	(160,078)
Long term liabilities	(1,959)	(17,434)

Cash used in dealership acquisitions	$148,974	$369,193

The following unaudited consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2007 and 2006 give effect to acquisitions consummated during 2007 and 2006 as if they had occurred on January 1, 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$3,405,987	$3,186,466	$10,009,116	$9,143,184
Income from continuing operations	42,410	37,631	99,232	102,599
Net income	43,400	35,340	100,171	98,893
Income from continuing operations per diluted common share	$0.45	$0.40	$1.05	$1.09
Earnings per diluted common share	$0.46	$0.37	$1.06	$1.05

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
5. Earnings Per Share
Basic earnings per share is computed using net income and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 follows:

	Three Months Ended		Nine Months Ended
	September		September 30,
	2007	2006	2007	2006
Weighted average shares outstanding	94,244	93,754	94,037	93,257
Effect of stock options	156	276	210	465
Effect of restricted stock	214	258	265	363

Weighted average shares outstanding, including effect of dilutive securities	94,614	94,288	94,512	94,085

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 6, may be converted to voting common stock. As of September 30, 2007 and 2006, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.
6. Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006
U.S. credit agreement	$—	$—
U.K. credit agreement	54,161	117,544
7.75% Senior Subordinated Notes due 2016	375,000	375,000
3.5% Senior Subordinated Convertible Notes due 2026	375,000	375,000
9.625% Senior Subordinated Notes due 2012	—	300,000
Other	3,482	14,507

Total long-term debt	807,643	1,182,051
Less: Current portion	(14,969)	(13,385)

Net long-term debt	$792,674	$1,168,666

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
U.S. Credit Agreement
The Company is party to a credit agreement with DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $10,000 of availability for letters of credit, through September 30, 2010. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2007, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. Outstanding letters of credit under the U.S. Credit Agreement amounted to $500 as of September 30, 2007. No other amounts were outstanding under this facility as of September 30, 2007.
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
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2007, the Company was in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. As of September 30, 2007, outstanding loans under the U.K. Credit Agreement amounted to £26,471 ($54,161).

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
7.75% Senior Subordinated Notes
On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% Senior Subordinated Notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on a senior subordinated basis. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2007, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2007, the Company was in compliance with all negative covenants and there were no events of default.
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
Comprehensive income
Other comprehensive income includes changes in the fair value of interest rate swap agreements, foreign currency translation gains and losses, and available for sale securities valuation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$43,400	$33,730	$98,337	$94,378
Other comprehensive income
Foreign currency translation	16,673	4,329	26,882	33,494
Other	100	(551)	567	1,690

Comprehensive income	$60,173	$37,508	$125,786	$129,562

8. Interest Rate Swaps
The Company is party to an interest rate swap agreement through January 2008 pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. During the nine months ended September 30, 2007, the swap reduced the weighted average interest rate on floor plan borrowings by approximately 0.1%. As of September 30, 2007, the Company expects approximately $222 associated with the swap to be recognized as a reduction of interest expense over the next twelve months.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to issues with customers, employment related matters, class action claims, purported class action claims, and claims brought by governmental authorities. As of September 30, 2007, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company is party to a joint venture agreement with respect to one of the Company’s franchises pursuant to which the Company is required to repurchase its partner’s interest in July 2008. The Company expects this payment to be approximately $4.7 million.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
10. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
September 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$24,830	$—	$—	$—	$24,830
Accounts receivable, net	495,062	(203,483)	203,483	267,746	227,316
Inventories, net	1,557,335	—	—	803,455	753,880
Other current assets	97,205	—	7,257	38,949	50,999
Assets held for sale	155,318	—	—	142,084	13,234

Total current assets	2,329,750	(203,483)	210,740	1,252,234	1,070,259
Property and equipment, net	566,057	—	4,797	309,104	252,156
Intangible assets	1,620,783	—	—	1,017,221	603,562
Other assets	102,011	(1,189,794)	1,195,485	30,214	66,106

Total assets	$4,618,601	$(1,393,277)	$1,411,022	$2,608,773	$1,992,083

Floor plan notes payable	$1,058,995	$—	$—	$468,613	$590,382
Floor plan notes payable — non-trade	440,483	—	—	277,011	163,472
Accounts payable	264,545	—	5,685	89,378	169,482
Accrued expenses	290,003	(203,483)	1,577	126,153	365,756
Current portion of long-term debt	14,969	—	—	247	14,722
Liabilities held for sale	72,961	—	—	57,032	15,929

Total current liabilities	2,141,956	(203,483)	7,262	1,018,434	1,319,743
Long-term debt	792,674	(265,057)	—	752,846	304,885
Other long-term liabilities	280,211	—	—	236,706	43,505

Total liabilities	3,214,841	(468,540)	7,262	2,007,986	1,668,133
Total stockholders’ equity	1,403,760	(924,737)	1,403,760	600,787	323,950

Total liabilities and stockholders’ equity	$4,618,601	$(1,393,277)	$1,411,022	$2,608,773	$1,992,083

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2006

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$13,147	$—	$—	$2,691	$10,456
Accounts receivable, net	468,810	(200,621)	200,621	294,433	174,377
Inventories, net	1,518,759	—	—	785,668	733,091
Other current assets	71,492	—	9,426	23,422	38,644
Assets held for sale	200,372	—	—	185,425	14,947

Total current assets	2,272,580	(200,621)	210,047	1,291,639	971,515
Property and equipment, net	581,969	—	3,824	318,259	259,886
Intangible assets	1,505,555	—	—	941,630	563,925
Other assets	109,698	(1,078,710)	1,084,547	42,387	61,474

Total assets	$4,469,802	$(1,279,331)	$1,298,418	$2,593,915	$1,856,800

Floor plan notes payable	$874,326	$—	$—	$416,068	$458,258
Floor plan notes payable — non-trade	298,222	(35,000)	—	139,452	193,770
Accounts payable	300,764	—	2,738	102,772	195,254
Accrued expenses	214,200	(165,621)	27	63,046	316,748
Current portion of long-term debt	13,385	—	—	3,057	10,328
Liabilities held for sale	52,213	—	—	33,220	18,993

Total current liabilities	1,753,110	(200,621)	2,765	757,615	1,193,351
Long-term debt	1,168,666	(259,706)	—	1,050,931	377,441
Other long-term liabilities	252,373	—	—	237,014	15,359

Total liabilities	3,174,149	(460,327)	2,765	2,045,560	1,586,151
Total stockholders’ equity	1,295,653	(819,004)	1,295,653	548,355	270,649

Total liabilities and stockholders’ equity	$4,469,802	$(1,279,331)	$1,298,418	$2,593,915	$1,856,800

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$3,405,987	$—	$—	$1,905,895	$1,500,092
Cost of sales	2,902,491	—	—	1,615,003	1,287,488

Gross profit	503,496	—	—	290,892	212,604
Selling, general, and administrative expenses	394,565	—	4,269	229,960	160,336
Depreciation and amortization	13,057	—	40	7,300	5,717

Operating income (loss)	95,874	—	(4,309)	53,632	46,551
Floor plan interest expense	(19,536)	—	—	(11,746)	(7,790)
Other interest expense	(12,454)	—	—	(6,341)	(6,113)
Equity in income of affiliates	1,475	—	—	—	1,475
Loss on debt redemption	—	—	—	—	—
Equity in earnings of subsidiaries	—	(69,137)	69,137	—	—

Income (loss) from continuing operations before income taxes and minority interests	65,359	(69,137)	64,828	35,545	34,123
Income taxes	(22,418)	23,908	(22,418)	(13,201)	(10,707)
Minority interests	(531)	—	—	—	(531)

Income (loss) from continuing operations	42,410	(45,229)	42,410	22,344	22,885
Income (loss) from discontinued operations, net of tax	990	(990)	990	1,074	(84)

Net income (loss)	$43,400	$(46,219)	$43,400	$23,418	$22,801

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2006

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$2,972,134	$—	$—	$1,806,896	$1,165,238
Cost of sales	2,528,571	—	—	1,530,321	998,250

Gross profit	443,563	—	—	276,575	166,988
Selling, general, and administrative expenses	350,648	—	4,189	219,003	127,456
Depreciation and amortization	11,388	—	365	6,440	4,583

Operating income (loss)	81,527	—	(4,554)	51,132	34,949
Floor plan interest expense	(15,647)	—	—	(10,677)	(4,970)
Other interest expense	(11,088)	—	—	(6,841)	(4,247)
Equity in earnings of affiliates	2,389	—	—	—	2,389
Equity in earnings of subsidiaries	—	(61,257)	61,257	—	—

Income (loss) from continuing operations before income taxes and minority interests	57,181	(61,257)	56,703	33,614	28,121
Income taxes	(20,590)	22,244	(20,590)	(13,256)	(8,988)
Minority interests	(478)	—	—	—	(478)

Income (loss) from continuing operations	36,113	(39,013)	36,113	20,358	18,655
Income (loss) from discontinued operations, net of tax	(2,383)	2,383	(2,383)	(2,352)	(31)

Net income (loss)	$33,730	$(36,630)	$33,730	$18,006	$18,624

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$9,873,947	$—	$—	$5,468,053	$4,405,894
Cost of sales	8,410,188	—	—	4,621,986	3,788,202

Gross profit	1,463,759	—	—	846,067	617,692
Selling, general, and administrative expenses	1,156,802	—	12,341	674,676	469,785
Depreciation and amortization	39,155	—	774	21,549	16,832

Operating income (loss)	267,802	—	(13,115)	149,842	131,075
Floor plan interest expense	(55,055)	—	—	(32,360)	(22,695)
Other interest expense	(44,230)	—	—	(25,146)	(19,084)
Equity in income of affiliates	3,183	—	—	—	3,183
Loss on debt redemption	(18,634)	—	—	(18,634)	—
Equity in earnings of subsidiaries	—	(164,999)	164,999	—	—

Income (loss) from continuing operations before income taxes and minority interests	153,066	(164,999)	151,884	73,702	92,479
Income taxes	(54,110)	58,931	(54,247)	(29,582)	(29,212)
Minority interests	(1,527)	—	—	—	(1,527)

Income (loss) from continuing operations	97,429	(106,068)	97,637	44,120	61,740
Income (loss) from discontinued operations, net of tax	908	(700)	700	611	297

Net income (loss)	$98,337	$(106,768)	$98,337	$44,731	$62,037

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2006

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$8,344,600	$—	$—	$5,079,908	$3,264,692
Cost of sales	7,075,024	—	—	4,288,997	2,786,027

Gross profit	1,269,576	—	—	790,911	478,665
Selling, general, and administrative expenses	1,005,569	—	11,338	624,789	369,442
Depreciation and amortization	32,315	—	1,063	18,495	12,757

Operating income (loss)	231,692	—	(12,401)	147,627	96,466
Floor plan interest expense	(45,680)	—	—	(31,124)	(14,556)
Other interest expense	(34,471)	—	—	(21,147)	(13,324)
Equity in income of affiliates	5,507	—	—	—	5,507
Loss on Debt Redemption	—	—	—	—	—
Equity in earnings of subsidiaries	—	(167,913)	167,913	—	—

Income (loss) from continuing operations before income taxes and minority interests	157,048	(167,913)	155,512	95,356	74,093
Income taxes	(57,150)	61,707	(57,150)	(38,118)	(23,589)
Minority interests	(1,536)	—	—	—	(1,536)

Income (loss) from continuing operations	98,362	(106,206)	98,362	57,238	48,968
Income (loss) from discontinued operations, net of tax	(3,984)	3,984	(3,984)	(3,427)	(557)

Net income (loss)	$94,378	$(102,222)	$94,378	$53,811	$48,411

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$343,424	$(7,017)	$208,717	$141,724

Investing activities:
Purchase of property and equipment	(114,560)	(1,747)	(73,471)	(39,342)
Proceeds from sale — leaseback transactions	105,730	—	62,432	43,298
Dealership acquisitions, net	(148,974)	—	(113,719)	(35,255)
Other	15,518	8,764	—	6,754

Net cash from continuing investing activities	(142,286)	7,017	(124,758)	(24,545)

Financing activities:
Net borrowings (repayments) of long-term debt	(78,646)	17,381	(37,314)	(58,713)
Floor plan notes payable — non-trade	154,301	—	182,119	(27,818)
Proceeds from exercises of options including excess tax benefit	2,517	2,517	—	—
Redemption 9 5/8% Senior Subordinated Debt	(314,439)	—	(314,439)	—
Distributions from (to) parent	—	—	14,923	(14,923)
Dividends	(19,898)	(19,898)	—	—

Net cash from continuing financing activities	(256,165)	—	(154,711)	(101,454)

Net cash from discontinued operations	66,710	—	68,061	(1,351)

Net change in cash and cash equivalents	11,683	—	(2,691)	14,374
Cash and cash equivalents, beginning of period	13,147	—	2,691	10,456

Cash and cash equivalents, end of period	$24,830	$—	$—	$24,830

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$235,674	$3,511	$172,480	$59,683

Investing activities:
Purchase of property and equipment	(150,150)	(945)	(97,284)	(51,921)
Proceeds from sale — leaseback transactions	62,778	—	26,447	36,331
Dealership acquisitions, net	(369,193)	—	(124,312)	(244,881)

Net cash from continuing investing activities	(456,565)	(945)	(195,149)	(260,471)

Financing activities:
Net borrowings (repayments) of long-term debt	(151,815)	32,219	(347,925)	163,891
Issuance of Subordinated Debt	375,000	—	375,000	—
Floor plan notes payable — non-trade	32,288	—	(20,526)	52,814
Payment of deferred financing fees	(12,630)	(12,630)	—	—
Proceeds from exercises of options including excess tax benefit	17,992	17,992	—	—
Repurchase of common stock	(18,955)	(18,955)	—	—
Distributions from (to) parent	—	—	2,688	(2,688)
Dividends	(18,626)	(18,626)	—	—

Net cash from continuing financing activities	223,254	—	9,237	214,017

Net cash from discontinued operations	9,700	—	11,222	(1,522)

Net change in cash and cash equivalents	12,063	2,566	(2,210)	11,707
Cash and cash equivalents, beginning of period	8,957	—	2,210	6,747

Cash and cash equivalents, end of period	$21,020	$2,566	$—	$18,454

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See “Forward Looking Statements.” We have acquired a number of dealerships since inception. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of revising our financial statements for entities which have been treated as discontinued operations through September 30, 2007 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, revised to reflect our two-for-one split of our voting common stock in the form of a stock dividend, and restated for our adoption of Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”.
Overview
On July 2, 2007, we changed our corporate name from “United Auto Group, Inc.” to “Penske Automotive Group, Inc.” We are the second largest automotive retailer in the United States as measured by total revenues. As of September 30, 2007, we owned and operated 164 franchises in the United States and 147 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
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
We also have received the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified brands through December 31, 2007. We earned 166,400, 1,269,700 and 522,400 of these warrants during the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, respectively. Since we cannot reasonably estimate the number of warrants that will be earned subject to the sale of units, the fair value of these warrants is being recognized when they are earned.
The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled upon the termination of our arrangement and we may not be able to achieve the performance targets outlined in the warrants.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts. Our gross profit generally varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as customer demand, general economic conditions, seasonality, weather and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the nine months ended September 30, 2007 and 2006, we earned $264.7 million and $206.0 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $259.1 million and $200.3 million was recorded as a reduction of cost of sales.
Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, we sell our credit contracts to various financial institutions on a non-recourse basis to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back to us based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $19.1 million and $16.9 million as of September 30, 2007 and December 31, 2006, respectively. Changes in reserve estimates relate primarily to an increase in the amount of revenues subject to chargeback.

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
The net book value of our investments was $75.8 million and $69.5 million as of September 30, 2007 and December 31, 2006, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment was identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. No impairments were recognized during the periods presented.

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance and employee medical benefits in the United States. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum exposure limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $19.2 million and $13.4 million as of September 30, 2007 and December 31, 2006, respectively. Changes in the reserve estimate during 2007 relate primarily to changes in loss experience in our employee medical, general liability and workers compensation programs.
Income Taxes
Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $3.5 million has been recorded relating to state net operating loss and credit carryforwards in the United States based on our determination that it is more likely than not that they will not be utilized.
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
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 (dollars in millions, except per unit amounts)
Total Retail Data

			2007 vs. 2006
	2007	2006	Change	% Change
Total retail unit sales	78,919	73,904	5,015	6.8%
Total same store retail unit sales	71,378	70,540	838	1.2%
Total retail sales revenue	$3,127.9	$2,736.3	$391.6	14.3%
Total same store retail sales revenue	$2,824.2	$2,603.8	$220.4	8.5%
Total retail gross profit	$503.0	$442.7	$60.3	13.6%
Total same store retail gross profit	$457.8	$426.8	$31.0	7.3%
Total retail gross margin	16.1%	16.2%	(0.1)%	(0.6%)
Total same store retail gross margin	16.2%	16.4%	(0.2)%	(1.2%)
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 5,015 units, or 6.8%, from 2006 to 2007. The increase is due to an 838, or 1.2%, increase in same store retail unit sales, coupled with a 4,177 unit increase from net dealership acquisitions during the period. The increase in same store retail unit sales in 2007 was driven primarily by increases in our premium brands in the U.K.
Revenues
Retail sales revenue increased $391.6 million, or 14.3%, from 2006 to 2007. The increase is due to a $220.4 million, or 8.5%, increase in same store revenues, coupled with a $171.2 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a $2,412, or 7.3%, increase in average new vehicle revenue per unit, which increased revenue by $116.2 million, (2) a $2,259, or 8.0%, increase in average used vehicle revenue per unit, which increased revenue by $50.5 million, (3) an $85, or 9.2%, increase in average finance and insurance revenue per unit, which increased revenue by $6.0 million, (4) a $20.9 million, or 6.8%, increase in service and parts revenues, and (5) the 1.2% increase in retail unit sales which increased revenue by $26.8 million.
Gross Profit
Retail gross profit increased $60.3 million, or 13.6%, from 2006 to 2007. The increase is due to a $31.0 million, or 7.3%, increase in same store retail gross profit, coupled with a $29.3 million increase from net dealership acquisitions during the period. The same store retail gross profit increase is due to (1) a $172, or 6.1%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $8.3 million, (2) a $55, or 2.3%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $1.2 million, (3) the $85, or 9.2%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $6.0 million, (4) a $12.5 million, or 7.3%, increase in service and parts gross profit, and (5) the 1.2% increase in retail unit sales, which increased retail gross profit by $3.0 million.

New Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
New retail unit sales	53,222	50,000	3,222	6.4%
Same store new retail unit sales	48,246	48,183	63	0.1%
New retail sales revenue	$1,896.5	$1,670.8	$225.7	13.5%
Same store new retail sales revenue	$1,718.4	$1,599.9	$118.5	7.4%
New retail sales revenue per unit	$35,633	$33,416	$2,217	6.6%
Same store new retail sales revenue per unit	$35,617	$33,205	$2,412	7.3%
Gross profit — new	$160.7	$143.2	$17.5	12.2%
Same store gross profit — new	$145.4	$136.9	$8.5	6.2%
Average gross profit per new vehicle retailed	$3,019	$2,865	$154	5.4%
Same store average gross profit per new vehicle retailed	$3,013	$2,841	$172	6.1%
Gross margin % — new	8.5%	8.6%	(0.1%)	(1.2%)
Same store gross margin % — new	8.5%	8.6%	(0.1%)	(1.2%)
Units
Retail unit sales of new vehicles increased 3,222 units, or 6.4%, from 2006 to 2007. The increase is due a 3,159 unit increase from net dealership acquisitions, coupled with a 63 unit or 0.1% increase in same store retail unit sales during the period.
Revenues
New vehicle retail sales revenue increased $225.7 million, or 13.5%, from 2006 to 2007. The increase is due to a $118.5 million, or 7.4%, increase in same store revenues, coupled with a $107.2 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to a $2,412, or 7.3%, increase in comparative average selling prices per unit, which increased revenue by $116.2 million.
Gross Profit
Retail gross profit from new vehicle sales increased $17.5 million, or 12.2%, from 2006 to 2007. The increase is due to an $8.5 million, or 6.2%, increase in same store gross profit, coupled with a $9.0 million increase from net dealership acquisitions during the period. The same store increase is due primarily to a $172, or 6.1%, increase in average gross profit per new vehicle retailed, which increased gross profit by $8.3 million.

Used Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
Used retail unit sales	25,697	23,904	1,793	7.5%
Same store used retail unit sales	23,132	22,357	775	3.5%
Used retail sales revenue	$792.8	$680.2	$112.6	16.6%
Same store used retail sales revenue	$704.6	$630.5	$74.1	11.8%
Used retail sales revenue per unit	$30,852	$28,457	$2,395	8.4%
Same store used retail sales revenue per unit	$30,461	$28,202	$2,259	8.0%
Gross profit — used	$63.5	$56.4	$7.1	12.6%
Same store gross profit — used	$57.3	$54.2	$3.1	5.7%
Average gross profit per used vehicle retailed	$2,472	$2,358	$114	4.8%
Same store average gross profit per used vehicle retailed	$2,479	$2,424	$55	2.3%
Gross margin % — used	8.0%	8.3%	(0.3%)	(3.6%)
Same store gross margin % — used	8.1%	8.6%	(0.5%)	(5.8%)
Units
Retail unit sales of used vehicles increased 1,793 units, or 7.5%, from 2006 to 2007. The increase is due to a 775 unit, or 3.5%, increase in same store retail unit sales, coupled with a 1,018 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to unit sales increases in our premium brand stores in the U.S. and U.K. and in our volume foreign brand stores in the U.S.
Revenues
Used vehicle retail sales revenue increased $112.6 million, or 16.6%, from 2006 to 2007. The increase is due to a $74.1 million, or 11.8%, increase in same store revenues, coupled with a $38.5 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the $2,259, or 8.0%, increase in comparative average selling prices per vehicle, which increased revenue by $50.5 million, coupled with a 3.5% increase in retail unit sales, which increased revenue by $23.6 million.
Gross Profit
Retail gross profit from used vehicle sales increased $7.1 million, or 12.6%, from 2006 to 2007. The increase is due to a $3.1 million, or 5.7%, increase in same store gross profit, coupled with a $4.0 million increase from net dealership acquisitions during the period. The increase in same store gross profit is due primarily to the 3.5% increase in used retail unit sales, which increased gross profit by $1.9 million, coupled with a $55, or 2.3%, increase in average gross profit per used vehicle retailed which increased retail gross profit by $1.2 million.
Finance and Insurance Data

			2007 vs. 2006
	2007	2006	Change	% Change
Finance and insurance revenue	$79.0	$66.8	$12.2	18.3%
Same store finance and insurance revenue	$71.7	$64.8	$6.9	10.6%
Finance and insurance revenue per unit	$1,001	$903	$98	10.9%
Same store finance and insurance revenue per unit	$1,004	$919	$85	9.2%
Finance and insurance revenue increased $12.2 million, or 18.3%, from 2006 to 2007. The increase is due to a $6.9 million, or 10.6%, increase in same store revenues, coupled with a $5.3 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the $85, or 9.2%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $6.0 million, coupled with the 1.2% increase in retail unit sales which increased revenue by $0.9 million.

Service and Parts Data

			2007 vs. 2006
	2007	2006	Change	% Change
Service and parts revenue	$359.6	$318.5	$41.1	12.9%
Same store service and parts revenue	$329.5	$308.6	$20.9	6.8%
Gross profit	$199.8	$176.3	$23.5	13.3%
Same store gross profit	$183.4	$170.9	$12.5	7.3%
Gross margin	55.6%	55.4%	0.2%	0.4%
Same store gross margin	55.6%	55.4%	0.2%	0.4%
Revenues
Service and parts revenue increased $41.1 million, or 12.9%, from 2006 to 2007. The increase is due to a $20.9 million, or 6.8%, increase in same store revenues, coupled with a $20.2 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs.
Gross Profit
Service and parts gross profit increased $23.5 million, or 13.3%, from 2006 to 2007. The increase is due to a $12.5 million, or 7.3%, increase in same store gross profit, coupled with an $11.0 million increase from net dealership acquisitions during the period. The same store gross profit increase is due to the $20.9 million, or 6.8%, increase in same store revenues, which increased gross profit by $11.7 million, and a 20 basis point increase in gross margin, which increased gross profit by $0.8 million.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $43.9 million, or 12.5%, from $350.7 million to $394.6 million. The aggregate increase is primarily due to a $20.5 million, or 6.1%, increase in same store SG&A, coupled with a $23.4 million increase from net dealership acquisitions during the period. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 7.3% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses decreased as a percentage of total revenue from 11.8% to 11.6% and decreased as a percentage of gross profit from 79.1% to 78.4%.
Depreciation and Amortization
Depreciation and amortization increased $1.7 million, or 14.7%, from $11.4 million to $13.1 million. The increase is due to a $1.5 million, or 13.0%, increase in same store depreciation and amortization, coupled with a $0.2 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our ongoing facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense increased $3.9 million, or 24.9%, from $15.6 million to $19.5 million. The increase is due to a $2.6 million, or 16.7%, increase in same store floor plan interest expense, coupled with a $1.3 million increase from net dealership acquisitions during the period. The same store increase is due in large part to increases in the underlying variable rates of our revolving floor plan arrangements, somewhat offset by decreases in our average amounts outstanding.

Other Interest Expense
Other interest expense increased $1.4 million, or 12.3%, from $11.1 million to $12.5 million. The increase is due primarily to an increase in our average total outstanding indebtedness in 2007 versus 2006, offset in part by a decrease in our weighted average interest rate.
Income Taxes
Income taxes increased $1.8 million, or 8.9%, from $20.6 million to $22.4 million. The increase from 2006 to 2007 is due to the increase in our pre-tax income versus the prior year, somewhat offset by a decrease in our overall effective income tax rate.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 (dollars in millions, except per unit amounts)
Our results for the nine months ended September 30, 2007 include a charge of $18.6 million ($12.3 million after-tax) relating to the redemption of the $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes.
Total Retail Data

			2007 vs. 2006
	2007	2006	Change	% Change
Total retail unit sales	227,633	205,393	22,240	10.8%
Total same store retail unit sales	201,051	196,125	4,926	2.5%
Total retail sales revenue	$9,058.9	$7,648.1	$1,410.8	18.4%
Total same store retail sales revenue	$7,899.0	$7,255.9	$643.1	8.9%
Total retail gross profit	$1,459.3	$1,264.5	$194.8	15.4%
Total same store retail gross profit	$1,290.9	$1,207.2	$83.7	6.9%
Total retail gross margin	16.1%	16.5%	(0.4)%	(2.4%)
Total same store retail gross margin	16.3%	16.6%	(0.3)%	(1.8%)
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 22,240 units, or 10.8%, from 2006 to 2007. The increase is due to a 4,926 unit, or 2.5%, increase in same store retail unit sales, coupled with a 17,314 unit increase from net dealership acquisitions during the period. The increase in same store retail unit sales in 2007 was driven primarily by used vehicle increases in our premium brands in both the U.K. and U.S and volume foreign brands in the U.S.
Revenues
Retail sales revenue increased $1,410.8 million, or 18.4%, from 2006 to 2007. The increase is due to a $643.1 million, or 8.9%, increase in same store revenues, coupled with a $767.7 million increase from net dealership acquisitions during the period. The same store revenue increase is due to (1) a $2,112, or 6.3%, increase in average new vehicle revenue per unit, which increased revenue by $283.5 million, (2) a $2,056, or 7.4%, increase in average used vehicle revenue per unit, which increased revenue by $127.2 million, (3) a $58, or 6.2%, increase in average finance and insurance revenue per unit, which increased revenue by $11.3 million, (4) a $66.6 million, or 7.6%, increase in service and parts revenues, and (5) the 2.5% increase in retail unit sales which increased revenue by $154.5 million.
Gross Profit
Retail gross profit increased $194.8 million, or 15.4%, from 2006 to 2007. The increase is due to a $83.7 million, or 6.9%, increase in same store retail gross profit, coupled with a $111.1 million increase from net dealership acquisitions during the period. The same store retail gross profit increase is due to (1) an $68, or 2.3%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $9.1 million, (2) a $30, or 1.2%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $1.9 million (3) the $58, or 6.2%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $11.3 million, (4) a $44.1 million, or 9.1%, increase in service and parts gross profit, and (5) the 2.5% increase in retail unit sales, which increased retail gross profit by $17.3 million.

New Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
New retail unit sales	149,667	139,355	10,312	7.4%
Same store new retail unit sales	134,642	134,245	397	0.3%
New retail sales revenue	$5,361.6	$4,676.0	$685.6	14.7%
Same store new retail sales revenue	$4,769.0	$4,471.4	$297.6	6.7%
New retail sales revenue per unit	$35,824	$33,555	$2,269	6.8%
Same store new retail sales revenue per unit	$35,420	$33,308	$2,112	6.3%
Gross profit — new	$451.1	$407.5	$43.6	10.7%
Same store gross profit — new	$399.1	$388.8	$10.3	2.6%
Average gross profit per new vehicle retailed	$3,014	$2,924	$90	3.1%
Same store average gross profit per new vehicle retailed	$2,964	$2,896	$68	2.3%
Gross margin % — new	8.4%	8.7%	(0.3%)	(3.4%)
Same store gross margin % — new	8.4%	8.7%	(0.3%)	(3.4%)
Units
Retail unit sales of new vehicles increased 10,312 units, or 7.4%, from 2006 to 2007. The increase is due to a 397 unit, or 0.3%, increase in same store retail unit sales, coupled with a 9,915 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to increases in our premium brands in the U.K.
Revenues
New vehicle retail sales revenue increased $685.6 million, or 14.7%, from 2006 to 2007. The increase is due to a $297.6 million, or 6.7%, increase in same store revenues, coupled with a $388.0 million increase from net dealership acquisitions during the period. The same store revenue increase is due to the 0.3% increase in retail unit sales, which increased revenue by $14.1 million, coupled with a $2,112, or 6.3%, increase in comparative average selling prices per unit, which increased revenue by $283.5 million.
Gross Profit
Retail gross profit from new vehicle sales increased $43.6 million, or 10.7%, from 2006 to 2007. The increase is due to a $10.3 million, or 2.6%, increase in same store gross profit, coupled with a $33.3 million increase from net dealership acquisitions during the period. The same store increase is due to the 0.3% increase in new retail unit sales, which increased gross profit by $1.2 million, coupled with a $68, or 2.3%, increase in average gross profit per new vehicle retailed, which increased gross profit by $9.1 million.

Used Vehicle Data

			2007 vs. 2006
	2007	2006	Change	% Change
Used retail unit sales	77,966	66,038	11,928	18.1%
Same store used retail unit sales	66,409	61,880	4,529	7.3%
Used retail sales revenue	$2,405.8	$1,864.1	$541.7	29.1%
Same store used retail sales revenue	$1,986.0	$1,723.4	$262.6	15.2%
Used retail sales revenue per unit	$30,857	$28,227	$2,630	9.3%
Same store used retail sales revenue per unit	$29,906	$27,850	$2,056	7.4%
Gross profit — used	$189.6	$160.4	$29.2	18.2%
Same store gross profit — used	$164.0	$151.0	$13.0	8.6%
Average gross profit per used vehicle retailed	$2,431	$2,429	$2	0.1%
Same store average gross profit per used vehicle retailed	$2,470	$2,440	$30	1.2%
Gross margin % — used	7.9%	8.6%	(0.7%)	(8.1%)
Same store gross margin % — used	8.3%	8.8%	(0.5%)	(5.7%)
Units
Retail unit sales of used vehicles increased 11,928 units, or 18.1%, from 2006 to 2007. The increase is due to a 4,529 unit, or 7.3%, increase in same store retail unit sales, coupled with a 7,399 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to increases in premium brands in the U.S. and U.K. and volume foreign brands in the U.S.
Revenues
Used vehicle retail sales revenue increased $541.7 million, or 29.1%, from 2006 to 2007. The increase is due to a $262.6 million, or 15.2%, increase in same store revenues, coupled with a $279.1 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the 7.3% increase in retail unit sales, which increased revenue by $135.4 million, coupled with a $2,056, or 7.4%, increase in comparative average selling prices per vehicle, which increased revenue by $127.2 million.
Gross Profit
Retail gross profit from used vehicle sales increased $29.2 million, or 18.2%, from 2006 to 2007. The increase is due to a $13.0 million, or 8.6%, increase in same store gross profit, coupled with a $16.2 million increase from net dealership acquisitions during the period. The increase in same store gross profit is due primarily to the 7.3% increase in used retail unit sales, which increased gross profit by $11.1 million, coupled with a $30, or 1.2%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $1.9 million.
Finance and Insurance Data

			2007 vs. 2006
	2007	2006	Change	% Change
Finance and insurance revenue	$222.9	$189.9	$33.0	17.4%
Same store finance and insurance revenue	$199.6	$183.4	$16.2	8.8%
Finance and insurance revenue per unit	$979	$924	$55	6.0%
Same store finance and insurance revenue per unit	$993	$935	$58	6.2%
Finance and insurance revenue increased $33.0 million, or 17.4%, from 2006 to 2007. The increase is due to a $16.2 million, or 8.8%, increase in same store revenues, coupled with a $16.8 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the 2.5% increase in retail unit sales, which increased revenue by $4.9 million, coupled with a $58, or 6.2%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $11.3 million.

Service and Parts Data

			2007 vs. 2006
	2007	2006	Change	% Change
Service and parts revenue	$1,068.6	$918.1	$150.5	16.4%
Same store service and parts revenue	$944.3	$877.7	$66.6	7.6%
Gross profit	$595.8	$506.7	$89.1	17.6%
Same store gross profit	$528.1	$484.0	$44.1	9.1%
Gross margin	55.8%	55.2%	0.6%	1.1%
Same store gross margin	55.9%	55.1%	0.8%	1.5%
Revenues
Service and parts revenue increased $150.5 million, or 16.4%, from 2006 to 2007. The increase is due to a $66.6 million, or 7.6%, increase in same store revenues, coupled with an $83.9 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs.
Gross Profit
Service and parts gross profit increased $89.1 million, or 17.6%, from 2006 to 2007. The increase is due to a $44.1 million, or 9.1%, increase in same store gross profit, coupled with a $45.0 million increase from net dealership acquisitions during the period. The same store gross profit increase is due to the $66.6 million, or 7.6%, increase in same store revenues, which increased gross profit by $37.2 million, and an 80 basis point increase in gross margin, which increased gross profit by $6.9 million.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $151.2 million, or 15.0%, from $1,005.6 million to $1,156.8 million. The aggregate increase is primarily due to a $62.5 million, or 6.5%, increase in same store SG&A, coupled with an $88.7 million increase from net dealership acquisitions during the period. The increase in same store SG&A is due in large part to a net increase in variable selling expenses, including increases in variable compensation as a result of the 6.9% increase in same store retail gross profit over the prior year, coupled with increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses decreased as a percentage of total revenue from 12.1% to 11.7% and as a percentage of gross profit from 79.2% to 79.0%.
Depreciation and Amortization
Depreciation and amortization increased $6.9 million, or 21.2%, from $32.3 million to $39.2 million. The increase is due to a $4.5 million, or 14.6%, increase in same store depreciation and amortization, coupled with a $2.4 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our ongoing facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense increased $9.4 million, or 20.5%, from $45.7 million to $55.1 million. The increase is due to a $4.2 million, or 9.5%, increase in same store floor plan interest expense, coupled with a $5.2 million increase from net dealership acquisitions during the period. The same store increase is due in large part to increases in the underlying variable rates of our revolving floor plan arrangements, somewhat offset by decreases in our average amounts outstanding.

Other Interest Expense
Other interest expense increased $9.7 million, or 28.3%, from $34.5 million to $44.2 million. The increase is due primarily to an increase in our average total outstanding indebtedness in 2007 versus 2006, offset in part by a decrease in our weighted average interest rate.
In March 2007, we redeemed our outstanding $300.0 million 9.625% Senior Subordinated Notes due 2012. We incurred an $18.6 million pretax charge in connection with the redemption, consisting of the $14.4 million redemption premium and the write-off of $4.2 million of unamortized deferred financing costs.
Income Taxes
Income taxes decreased $3.1 million, or 5.3%, from $57.2 million to $54.1 million. The decrease from 2006 to 2007 is due primarily to the decrease in our pre-tax income versus the prior year, coupled with a reduction in our overall effective income tax rate.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of September 30, 2007, we had working capital of $187.8 million, including $24.8 million of cash available to fund our operations and capital commitments. In addition, we had $250.0 million and £70 million ($143.2 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which are discussed below.
We paid a dividend of six cents per share on March 1, 2006 and dividends of seven cents per share on June 1, 2006, September 1, 2006, December 1, 2006, March 1, 2007, June 1, 2007 and September 4, 2007. We have also declared a dividend of $0.09 cents per share payable on December 3, 2007 to shareholders of record on November 12, 2007. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
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

U.S. Credit Agreement
We are party to a credit agreement with DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation, as amended, which provides for up to $250.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $10.0 million of availability for letters of credit, through September 30, 2010. The revolving loans bear interest between defined LIBOR plus 2.50% and defined LIBOR plus 3.50%.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2007, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. Outstanding letters of credit under the U.S. credit agreement amounted to $0.5 million as of September 30, 2007. No other amounts were outstanding under the U.S. credit facility as of September 30, 2007.
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
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2007, we were in compliance with all covenants under the U.K. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. As of September 30, 2007, outstanding loans under the U.K. credit agreement amounted to £26.4 million ($54.2 million).

7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% Senior Subordinated Notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2007, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2007, we were in compliance with all negative covenants and there were no events of default.
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
Interest Rate Swaps
We are party to an interest rate swap agreement through January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. As of September 30, 2007, we expect approximately $0.2 million associated with the swap to be recognized as a reduction of interest expense over the next twelve months.
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
Cash Flows
Cash and cash equivalents increased by $11.7 million and $12.1 million during the nine months ended September 30, 2007 and 2006, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $343.4 million and $235.7 million during the nine months ended September 30, 2007 and 2006, respectively. Cash flows from operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
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

	Nine Months Ended
	September 30,
	2007	2006
Net cash from operating activities as reported	$343,424	$235,674
Floor plan notes payable — non-trade as reported	154,301	32,288

Net cash from operating activities including all floor plan notes payable	$497,725	$267,962

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $142.3 million and $456.6 million during the nine months ended September 30, 2007 and 2006, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $114.6 million and $150.2 million during the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $105.7 million and $62.8 million during the nine months ended September 30, 2007 and 2006, respectively. Cash used in business acquisitions, net of cash acquired, was $149.0 million and $369.2 million during the nine months ended September 30, 2007 and 2006, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $43.0 million and $114.3 million during the nine months ended September 30, 2007 and 2006, respectively.
Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $256.2 million during the nine months ended September 30, 2007 and cash provided by continuing financing activities was $223.3 million during the nine months ended September 30, 2006. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net repayments of long-term debt of $393.1 million during the nine months ended September 30, 2007, including $14.4 million of premium paid on the redemption of our 9.625% Senior Subordinated Notes, and net borrowings of long-term debt of $223.2 million during the nine months ended September 30, 2006. We had net borrowings of floor plan notes payable non-trade of $154.3 million and $32.3 million during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2006, we paid $12.6 million of deferred financing costs primarily related to our issuance of the Convertible Notes. During the nine months ended September 30, 2007 and 2006, we received proceeds of $2.5 million and $18.0 million, respectively from the issuance of common stock. During the nine months ended September 30, 2006, we repurchased 1.0 million shares of our outstanding common stock for $19.0 million. During the nine months ended September 30, 2007 and 2006, we paid $19.9 million and $18.6 million, respectively, of cash dividends to our stockholders.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to be considered material, to our liquidity or our capital resources. Management does not believe that there is any significant past, present or upcoming cash impact relating to our discontinued operations.
Contractual Payment Obligations
In addition to contractual obligations disclosed in our Form 10-K, the Company has recorded $35.0 million of unrecognized tax benefits as of September 30, 2007. Due to the subjective nature of these items, we are unable to make reasonably reliable estimates of timing of payments arising in connection with the unrecognized tax benefits.
Commitments
We are party to a joint venture with respect to our Honda of Mentor dealership in Ohio. We are required to repurchase our partner’s interest in this joint venture in July 2008. We expect this payment to be approximately $4.7 million.

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

Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we acquire dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2007, our joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche	90.00%	(A)(B)
Edison, New Jersey	Ferrari	70.00%	(B)
Tysons Corner, Virginia	Aston Martin, Audi,	90.00%	(B)(C)
	Mercedes-Benz, Porsche Las
Las Vegas, Nevada	Ferrari, Maserati	50.00%	(D)
Mentor, Ohio	Honda	75.00%	(B)
Munich, Germany	BMW, MINI	50.00%	(D)
Frankfurt, Germany	Lexus, Toyota	50.00%	(D)
Aachen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00%	(D)
Mexico	Toyota	48.70%	(D)
Mexico	Toyota	45.00%	(D)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 10% interest in this joint venture, which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding indebtedness. Outstanding balances under our credit agreements bear interest at variable rates based on a margin over defined benchmarks. As of September 30, 2007, there were no amounts outstanding under our variable rate credit agreements. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined benchmarks. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2007, a 100 basis point change in interest rates would result in an approximate $11.2 million change to our annual interest expense.
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
Foreign Currency Exchange Rates. As of September 30, 2007, we have dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $248.0 million change to our revenues for the nine months ended September 30, 2007.
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
Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 30, 2007, we are not a party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6. Exhibits
12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.
	By:	/s/ Roger S. Penske
Roger S. Penske
Date: October 25, 2007		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Date: October 25, 2007		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications