Form 10-K/A
period 2007-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2008-02-26
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

     The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2007 was $894,529,752. As of February 15, 2008, there were 95,022,292 shares of voting common stock outstanding.

Documents Incorporated by Reference

     Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2008 Annual Meeting of the Stockholders to be held May 1, 2008 are incorporated by reference into Part III, Items 10-14.

Explanatory Note

We are filing this Form 10-K/A to correct a typographical error in the opinion of our principal auditor. All other information remains unchanged.

i

PART I

Item 1.	Business

We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of February 1, 2008, we owned and operated 170 franchises in the U.S. and 145 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands, with 94% of our total revenue in 2007 generated from the sales of brands such as Audi, BMW, Honda, Lexus, Mercedes-Benz and Toyota (“non-U.S. brands”). Sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, represented 65% of our total revenue. As a result, we have the highest concentration of revenues from non-U.S. and premium brands among the U.S. publicly-traded automotive retailers.

Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we offer a full range of maintenance and repair services, and we facilitate the placement of third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 62% of our revenues generated from U.S. operations and 38% generated from our operations outside the U.S. (predominately in the U.K.).

Beginning in 2007, our wholly-owned subsidiary, smart USA Distributor LLC, became the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico.

We believe our diversified revenue streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales are typically less cyclical than retail vehicle sales, and generate the largest part of our gross profit. The following graphic shows the percentage of our retail revenues by product area and their respective contribution to our overall gross profit in 2007:

Revenue Mix	Gross Profit Mix

Business Strategy

Our strategy is to sell and service outstanding vehicle brands in premium facilities. We believe offering our customers superior customer service in a premium location fosters a long-term relationship, which helps generate repeat and referral business, particularly in our higher-margin service and parts business. We believe our focus on developing a loyal customer base has helped to increase our profitability and generate incremental service and parts sales. In addition, our large number of dealerships, geographically concentrated by region, allows us the opportunity to achieve cost savings and implement best practices, while also providing access to a broad base of potential acquisitions.

Offer Outstanding Brands in Premium Facilities

We have the highest concentration of revenues from non-U.S. brands among the U.S. publicly-traded automotive retailers. We believe the market performance of the brands we represent contributed to our same-

store revenue and gross profit growth, as non-U.S. vehicle brands have gained market share in recent years. The following chart reflects our revenue mix:

The following chart reflects our percentage of total revenues by brand in 2007:

Over time, we are making substantial investments in our retail dealerships in an effort to create an outstanding retail experience for our customers. We believe the experience we offer customers in our facilities drives repeat and referral business, particularly in our higher margin service and parts operations. Where advantageous, we attempt to aggregate our dealerships in a campus or group setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of the brands at the location. This strategy also creates an opportunity to reduce personnel expenses and administrative expenses, and leverage operating expenses over a larger base of dealerships. We believe this strategy has enabled us to consistently achieve new unit vehicle sales per dealership that are significantly higher than industry averages for most of the brands we sell.

The following is a list of our larger dealership campuses or groups:

			2007
			Revenue
Location	Square Feet	Service Bays	(millions)	Franchises

North Scottsdale, Arizona	450,000	226	$584.4	Acura, Audi, BMW, Jaguar, Land Rover, MINI, Porsche, Volkswagen, Volvo
Scottsdale, Arizona	136,000	76	$299.2	Aston Martin, Bentley, Ferrari, Jaguar, Land Rover, Lexus, Maserati, Rolls-Royce
San Diego, California	348,000	232	$683.9	Acura, Aston Martin, BMW, Jaguar, Lexus, Mercedes-Benz, Scion, smart, Toyota
Fayetteville, Arkansas	122,000	59	$270.0	Acura, Chevrolet, Honda, HUMMER, Scion, Toyota
Tyson’s Corner, Virginia	191,000	138	$274.4	Audi, Aston Martin, Mercedes-Benz, Porsche, smart
Inskip, Rhode Island	319,000	176	$402.5	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, MINI, Nissan, Porsche, smart, Volvo
Turnersville, New Jersey	303,000	177	$389.7	Acura, BMW, Cadillac, Chevrolet, Honda, HUMMER, Hyundai, Nissan, Scion, Toyota

By way of example, our Scottsdale 101 Auto Mall features nine separate showrooms and franchises with over 450,000 square feet of facilities. Typically, customers may choose from an inventory of over 1,500 new and used vehicles, and have access to approximately 226 service bays with the capacity to service approximately 1,000 vehicles per day. This campus also features an on/off road test course where customers may experience the uniqueness of the brands offered. We will continue to evaluate other opportunities to aggregate our facilities to reap the benefits of a destination location.

Expand Revenues at Existing Locations and Increase Higher-Margin Businesses

We aim to increase our existing business by generating additional revenue at existing dealerships, with a particular focus on developing our higher-margin businesses such as finance, insurance and other products and service, parts and collision repair services.

Increase Same-Store Sales.  We believe our emphasis on improving customer service and upgrading our facilities should result in continued increases in same-store sales. As part of the investment program noted above, we added numerous incremental service bays in order to better accommodate our customers.

Grow Finance, Insurance and Other Aftermarket Revenues.  Each sale of a vehicle provides us the opportunity to assist in financing the sale, selling the customer a third party extended service contract or insurance product, or selling other aftermarket products, such as entertainment systems, security systems, satellite radios and protective coatings. In order to improve our finance and insurance business, we focus on enhancing and standardizing our salesperson training programs, strengthening our product offerings and standardizing our selling process.

Expand Service and Parts and Collision Repair Revenues.  In recent years, we have added a significant number of service bays at our dealerships in an effort to expand this higher-margin element of our business. Many of today’s vehicles are complex and require sophisticated equipment and specially trained technicians to perform certain services. Unlike independent service shops, our dealerships are authorized to perform this work as well as warranty work for the manufacturers. We believe that our brand-mix and the complexity of today’s vehicles, combined with our focus on customer service and superior facilities, contribute to our service and parts revenue increases. We also operate 27 collision repair centers which are operated as an integral part of our dealership operations. As a result, the repair centers benefit from the dealerships’ repeat and referral business.

Continue Growth through Targeted Acquisitions

We believe that attractive acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The automotive retail market provides us with significant growth opportunities in each of the markets in which we operate. In the U.S., the ten largest industry participants generated less than 10% of new vehicle industry sales in 2007. Generally, we seek to acquire dealerships with high growth automotive brands in highly concentrated or rapidly growing demographic areas. We focus on larger dealership operations that will benefit from our management assistance, manufacturer relations and scale of operations, as well as individual dealerships that can be effectively integrated into our existing operations.

Diversification Outside the U.S.

One of the unique attributes of our operations versus our peers is our diversification outside the U.S. Approximately 38% of our consolidated revenue during 2007 was generated from operations located outside the U.S. and Puerto Rico, predominately in the United Kingdom. According to industry data, the United Kingdom represented the third largest retail automotive market in Western Europe in 2007 with approximately 2.4 million new vehicle registrations. Our brand mix in the United Kingdom is predominantly premium. As of December 31, 2007, we believe we were the largest or second largest volume Audi, Bentley, BMW, Land Rover, Lexus, Mercedes-Benz, Porsche and Toyota dealer in this market. Additionally, we operate a number of dealerships in Germany, some in the form of joint ventures with experienced local partners, which sell and service Audi, BMW, Lexus, MINI, Toyota, Volkswagen and other premium brands.

Strengthen Customer Loyalty

Our ability to generate and maintain repeat and referral business depends on our ability to deliver superior customer service. We believe that customer loyalty contributes directly to increases in same-store sales. By offering outstanding brands in premium facilities, “one-stop” shopping convenience, competitive pricing and a well-trained and knowledgeable sales staff, we aim to establish lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We believe our low and steadily decreasing employee turnover has been critical to furthering our customer relationships. Additionally, we monitor customer satisfaction data accumulated by manufacturers to track the performance of dealership operations and use it as a factor in determining the compensation of general managers and sales and service personnel in our dealerships.

Maintain Diversified Revenue Stream and Variable Cost Structure

We believe that our diversified revenue mix may mitigate the historical cyclicality found in some elements of the automotive sector, and that demand for our higher-margin service and parts business is less affected by economic cycles than demand for new vehicles. We are further diversified due to our brand mix and the geographical dispersion of our dealership operations. In addition, a significant percentage of our operating expenses are variable, including sales compensation, floor plan interest expense (inventory-secured financing) and advertising, which we believe we can adjust over time to reflect economic trends.

Leverage Scale and Implement “Best Practices”

We seek to build scale in many of the markets where we have dealership operations. Our desire is to reduce or eliminate redundant operating costs such as accounting, information technology systems and general administrative costs. In addition, we seek to leverage our industry knowledge and experience to foster communication and cooperation between like brand dealerships throughout our organization. Senior management and dealership management meet regularly to review the operating performance of our dealerships, examine industry trends and, where appropriate, implement specific operating improvements. Key financial information is discussed and compared to other dealerships across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization so that each of our dealerships can benefit from the successes of our other dealerships and the knowledge and experience of our senior management.

smart Distributorship

smart USA Distributor, LLC, a wholly owned subsidiary, is the exclusive distributor of the smart fortwo vehicle in U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40-plus miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. Though launched in the U.S. in 2008, more than 850,000 fortwo vehicles have previously been sold outside the U.S. As distributor, smart USA is responsible for developing and maintaining a smart vehicle dealership network throughout the U.S. and Puerto Rico.

smart USA has certified a network of 68 smart dealerships in 31 states, most of which have received the requisite licensing and other required approvals and are actively selling vehicles. Additional dealerships are expected to commence retailing vehicles during 2008 upon completion of their facilities and obtaining licensing approval. Of the 74 dealerships currently planned in the U.S., eight are owned and operated by us (see below “Acquisitions” for a listing of those dealerships). The smart fortwo offers three different versions, the Pure, Passion and Cabriolet with base prices ranging from $11,600 to $16,600. We currently expect to distribute at least 20,000 smart fortwo vehicles in 2008.

Industry Overview

The automotive retail industry is among the largest retail trade sectors in each of the markets in which we operate. In the U.S., the majority of automotive retail sales are generated by approximately 21,800 U.S. franchised dealerships, producing revenues of approximately $675 billion. Of these $675 billion in U.S. franchised dealer revenues, new vehicle sales represent approximately 59%, used vehicle sales represent approximately 29% and service and parts sales represent 12%. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales as sales of these products are usually incremental with the sale of a vehicle.

Germany and the U.K. represented the first and third largest European automotive retail markets in 2007, with new car registrations of 3.1 million and 2.4 million vehicles, respectively. In 2006, U.K. and German automotive sales exceeded $260 billion and $330 billion, respectively. Combined, the UK and German markets make up approximately 35% of the European market, based on new vehicle sales.

The automotive retail industry is highly fragmented and largely privately held in the U.S and Europe, with the U.S. publicly held automotive retail groups accounting for less than 10% of total industry revenue. According to industry data, the number of U.S. franchised dealerships has declined from approximately 24,000 in 1990 to approximately 21,800 as of January 1, 2007. Although significant consolidation has already taken place, the industry remains highly fragmented, with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. We believe that further consolidation in the industry is probable due to the significant capital requirements of maintaining manufacturer facility standards and the limited number of viable alternative exit strategies for dealership owners.

Generally, new vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence and other general economic factors. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers to declines in new vehicle sales. We believe this may be due to the retailers’ more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable, relating to sales personnel, advertising and inventory finance cost) and diversified revenue stream. In addition, automobile manufacturers may increase dealer incentives when sales are slow, which further increases the volatility in profitability for automobile manufacturers and may help to decrease volatility for automotive retailers.

Acquisitions

We have completed a number of dealership acquisitions since January 2005. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships acquired or opened since January 2005:

Date Opened
Dealership	or Acquired	Location	Franchises

U.S.
Honda Mall of Georgia	1/05	Buford, GA	Honda
Jaguar of Tulsa	1/05	Tulsa, OK	Jaguar
United Ford North	1/05	Tulsa, OK	Ford
United Ford South	1/05	Tulsa, OK	Ford
HUMMER of Turnersville	5/05	Turnersville, NJ	HUMMER
Inskip Nissan	7/05	Warwick, RI	Nissan
Stevens Creek Porsche Audi	10/05	San Jose, CA	Audi Porsche
Acura of Escondido	1/06	Escondido, CA	Acura
Aston Martin San Diego	1/06	San Diego, CA	Aston Martin
Audi of Escondido	1/06	Escondido, CA	Audi
Honda Mission Valley	1/06	San Diego, CA	Honda
Honda of Escondido	1/06	Escondido, CA	Honda
Jaguar Kearny Mesa	1/06	San Diego, CA	Jaguar
Kearny Mesa Acura	1/06	San Diego, CA	Acura
Mazda of Escondido	1/06	Escondido, CA	Mazda
United HUMMER of Tulsa	1/06	Tulsa, OK	HUMMER
Motorwerks BMW/MINI	5/06	Minneapolis, MN	BMW/MINI
West Palm Subaru	7/06	West Palm Beach, FL	Subaru
Triangle Nissan del Oeste	7/06	Puerto Rico	Nissan
Cadillac of Turnersville	11/06	Turnersville, NJ	Cadillac
Landers Ford Lincoln Mercury	1/07	Benton, Arkansas	Ford, Lincoln, Mercury
Lexus of Edison	3/07	Edison, NJ	Lexus
Round Rock Toyota-Scion	4/07	Round Rock, TX	Toyota, Scion
Round Rock Hyundai	4/07	Round Rock, TX	Hyundai
Round Rock Honda	4/07	Round Rock, TX	Honda
Inskip MINI	5/07	Warwick, RI	MINI
Royal Palm Toyota-Scion	1/08	Royal Palm, FL	Toyota, Scion
smart center Bedford	1/08	Bedford, OH	smart
smart center Bloomfield	1/08	Bloomfield Hills, MI	smart
smart center Chandler	1/08	Chandler, AZ	smart
smart center Fairfield	1/08	Fairfield, CT	smart
smart center Round Rock	1/08	Round Rock, TX	smart
smart center San Diego	1/08	San Diego, CA	smart
smart center Tysons Corner	1/08	Vienna, VA	smart
smart center Warwick	1/08	Warwick, RI	smart

Outside the U.S.
Kings Swindon	4/05	Swindon, England	Chrysler, Jeep, Dodge
Lexus of Milton Keynes	11/05	Milton Keynes, England	Lexus
BMW/ Mini Sunningdale	1/06	Berkshire, England	BMW, MINI
Guy Salmon Jaguar Ascot	1/06	Berks, England	Jaguar
Guy Salmon Jaguar Gatwick	1/06	West Sussex, England	Jaguar

Date Opened
Dealership	or Acquired	Location	Franchises

Guy Salmon Jaguar Maidstone	1/06	Kent, England	Jaguar
Guy Salmon Land Rover Ascot	1/06	Berks, England	Land Rover
Guy Salmon Land Rover Gatwick	1/06	West Sussex, England	Land Rover
Guy Salmon Land Rover Maidstone	1/06	Kent, England	Land Rover
Guy Salmon Land Rover Portsmouth	1/06	Portsmouth, England	Land Rover
Honda Redhill	1/06	Surrey, England	Honda
Kings Bristol Chrysler Jeep Dodge	1/06	Bristol, England	Chrysler, Jeep, Dodge
Rolls Royce Sunningdale	1/06	Berkshire, England	Rolls Royce
Sytner Coventry	1/06	West Midlands, England	BMW, MINI
Lamborghini Birmingham	6/06	Birmingham, England	Lamborghini
Lamborghini Edinburgh	6/06	Edinburgh, Scotland	Lamborghini
Kings Chrysler Jeep Dodge Newcastle	8/06	Cleveland, England	Chrysler, Jeep, Dodge
Kings Chrysler Jeep Dodge Stockton	8/06	Stockton-on-Tees, England	Chrysler, Jeep, Dodge
Mercedes-Benz of Carlisle	8/06	Cumbria, England	Mercedes-Benz
Mercedes-Benz of Newcastle	8/06	Cleveland, England	Mercedes-Benz
Mercedes-Benz of Stockton	8/06	Stockton-on-Tees, England	Mercedes-Benz
Mercedes-Benz of Sunderland	8/06	Sunderland, England	Mercedes-Benz
Sytner BMW/MINI Cardiff	8/06	South Glamorgan, Wales	BMW/MINI
Sytner BMW/MINI Central	8/06	West Midlands, England	BMW/MINI
Sytner BMW/MINI Newport	8/06	Newport, South Wales	BMW/MINI
Sytner BMW/MINI Sutton	8/06	West Midlands, England	BMW/MINI
Sytner BMW/MINI Warley	8/06	West Midlands, England	BMW/MINI
Audi Leicester	6/07	Leicester, England	Audi
Audi Nottingham	6/07	Nottingham, England	Audi
Toyota Solihull	9/07	West Midlands, England	Toyota
Maranello Ferrari/Maserati	10/07	Surrey, England	Ferrari, Maserati

In 2006 and 2007, we disposed of 23 and 21 dealerships, respectively, that we believe were not integral to our strategy or operations. We expect to continue to pursue acquisitions, selected dispositions and related transactions in the future.

Dealership Operations

Franchises.  The following charts reflect our franchises by location and our dealership mix by franchise as of February 1, 2008:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total

Arizona	21	Toyota/Lexus	38	14	52
Arkansas	14	BMW/MINI	11	30	41
California	26	Ford/PAG	18	22	40
Connecticut	5	Daimler	15	21	36
Florida	9	Honda/Acura	27	1	28
Georgia	4	Chrysler	9	18	27
Indiana	2	Audi	7	10	17
Michigan	7	General Motors	16	—	16
Minnesota	2	Porsche	5	4	9
Nevada	2	Nissan/Infiniti	7	—	7
New Jersey	19	Others	17	25	42

New York	4	Total	170	145	315

Ohio	6
Oklahoma	7
Puerto Rico	15
Rhode Island	12
Tennessee	2
Texas	8
Virginia	5

Total United States	170
United Kingdom	135
Germany	10

Total Foreign	145

Total Worldwide	315

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

New Vehicle Retail Sales.  In 2007, we sold 195,160 new vehicles which generated 59.1% of our retail revenue and 30.7% of our retail gross profit. We sell over forty brands of domestic and import family, sports and premium cars, light trucks and sport utility vehicles through 315 franchises in 18 U.S. states, Puerto Rico, the U.K. and Germany. As of February 1, 2008, we sold the following brands: Acura, Alpina, Aston Martin, Audi, BMW, Buick, Cadillac, Chevrolet, Chrysler, Dodge, Ferrari, Ford, GMC Truck, Honda, HUMMER, Hyundai, Infiniti, Jaguar, Jeep, Lamborghini, Land Rover, Lexus, Lincoln-Mercury, Lotus, Mazda, Maserati, Mercedes-Benz, MINI, Nissan, Pontiac, Porsche, Rolls Royce, Bentley, SAAB, Scion, smart, Subaru, Suzuki, Toyota, Volvo and Volkswagen.

New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relations with the automotive manufacturers, based in part on our long-term presence in the automotive retail market, our commitment to providing premium facilities, the reputation of our management team and the consistent high sales volume from our dealerships. Our dealerships finance the purchase of new vehicles from the manufacturers through floor plan financing provided by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales.  In 2007, we sold 102,214 used vehicles, which generated 26.5% of our retail revenue and 13.1% of our retail gross profit. We acquire used vehicles from various sources including, auctions open only to authorized new vehicle dealers, public auctions, trade-ins in connection with new purchases and lease expirations or terminations. Leased vehicles returned at the end of the lease provide us with low mileage, late model vehicles for our used vehicle sales operations. We clean, repair and recondition all used vehicles we acquire for resale. We believe we may benefit from the opportunity to retain used vehicle retail customers as service and parts customers. In addition, we offer for sale third-party extended service contracts on all of our used vehicles.

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

We have also recently implemented additional initiatives designed to enhance our used vehicles sales. Several of our dealerships are piloting the use of software which assists in the procurement and sales process relating to used vehicles.

Through our scale in many markets, we have implemented closed-bid auctions that allow us to bring a large number of vehicles we do not intend to retail to a central market for other dealers or wholesalers to purchase. In the U.K., we also offer used vehicles for sale via an online auction. We believe these strategies have resulted in greater operating efficiency and helped to reduce costs associated with maintaining optimal inventories.

Vehicle Finance, Extended Service and Insurance Sales.  Finance and insurance sales represented 2.4% of our retail revenue and 15.1% of our retail gross profit in 2007. At our customers’ option, our dealerships can arrange third-party financing or leasing for our customers’ vehicle purchases. As compensation we typically receive a portion of the cost of financing or leasing paid by the customer for each transaction. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee income we receive absent a breach of our agreement with the third party finance or leasing company. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations. We also impose limits on the amount of revenue per transaction we may receive from certain finance products as part of our compliance efforts.

We offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), lease “wear and tear” insurance and theft protection products at competitive prices. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. We also are subject to chargebacks in connection with the sale of certain of these products. We also offer for sale other aftermarket products, such as Sirius Satellite Radio, cellular phones, security systems and protective coatings.

Service and Parts Sales.  Service and parts sales represented 11.9% of our retail revenue and 41.1% of our retail gross profit in 2007. We generate service and parts sales for warranty and non-warranty work performed at each of our dealerships. Our service and parts revenues have increased each year, we believe in large part due to our increased service capacity, coupled with the increasingly complex technology used in vehicles which makes it difficult for independent repair facilities to maintain and repair today’s automobiles. As part of our agreements with our manufacturers, we obtain all the necessary equipment required by the manufacturer to service and maintain each make of vehicle sold at each of our dealerships.

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

Internet Presence.  The majority of our customers will consult the Internet for new and pre-owned automotive information. In order to attract customers and enhance our customer service, each of our dealerships maintain their own website. Our corporate website, www.penskeautomotive.com, provides a link to each of our dealership websites allowing consumers to source information and communicate directly with our dealerships locally.

In the U.S., all of our dealership websites are presented in common formats (except where otherwise required by manufacturers) which helps to minimize costs and provide a consistent image across dealerships. In addition, many automotive manufacturers’ websites provide links to our dealership websites.

Using our dealership websites, consumers can review our inventory for vehicles that meet their model and feature requirements and price range. Our websites provide detailed information for the purchase process, including photos, prices, promotions, specifications, reviews, tools to schedule service appointments and financial applications. We believe these features make it easier for consumers to meet all of their automotive research needs. Customers can contact dedicated Internet sales consultants on line via www.penskeautomotive.com or the dealership websites.

Non-U.S Operations.  Sytner Group, our U.K. subsidiary, is one of the leading retailers of premium vehicles in the U.K. As of February 1, 2008, Sytner operated 135 franchises, including: Alpina, Audi, Bentley, BMW, Chrysler, Dodge, Ferrari, Honda, Jaguar, Jeep, Lamborghini, Land Rover, Lexus, Maserati, Mercedes-Benz, MINI, Porsche, Rolls Royce, Saab, smart, Toyota, and Volvo. Revenues attributable to Sytner Group for the years ended December 31, 2007, 2006 and 2005 were $4.7 billion, $3.4 billion and $2.7 billion, respectively.

The following is a list of all of our dealerships as of February 1, 2008:

U.S. DEALERSHIPS

ARIZONA
Acura North Scottsdale
Audi of Chandler
Audi North Scottsdale
BMW North Scottsdale
Jaguar North Scottsdale
Jaguar Scottsdale
Land Rover North Scottsdale
Land Rover Scottsdale
Lexus of Chandler
Mercedes-Benz of Chandler
MINI North Scottsdale
Porsche North Scottsdale
Rolls-Royce Scottsdale
Scottsdale Aston Martin
Scottsdale Bentley
Scottsdale Ferrari Maserati
Scottsdale Lexus
smart center Chandler
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
Penske Cadillac HUMMER South Bay
Porsche of Stevens Creek
smart center San Diego

CONNECTICUT
Audi of Fairfield
Honda of Danbury
Mercedes-Benz of Fairfield
Porsche of Fairfield
smart center Fairfield

FLORIDA
Central Florida Toyota-Scion
Palm Beach Mazda
Palm Beach Subaru
Palm Beach Toyota-Scion
Royal Palm Toyota-Scion
West Palm Nissan

GEORGIA
Atlanta Toyota-Scion
Honda Mall of Georgia
United BMW of Gwinnett
United BMW of Roswell

INDIANA
Penske Chevrolet
Penske Honda

MICHIGAN
Honda Bloomfield
Rinke Cadillac
Rinke Toyota-Scion
smart center Bloomfield
Toyota-Scion of Waterford

MINNESOTA
Motorwerks BMW/MINI

NEW JERSEY
Acura of Turnersville
BMW of Turnersville
Chevrolet HUMMER Cadillac of Turnersville
DiFeo BMW
Lexus of Edison
Ferrari Maserati of Central New Jersey
Gateway Toyota-Scion
Honda of Turnersville
Hudson Nissan
Hudson Toyota-Scion
Hyundai of Turnersville
Lexus of Bridgewater
Nissan of Turnersville
Toyota-Scion of Turnersville

NEW YORK
Honda of Nanuet
Mercedes-Benz of Nanuet
Westbury Toyota-Scion

NEVADA
Penske Wynn Ferrari Maserati

OHIO
Honda of Mentor
Infiniti of Bedford
Mercedes-Benz of Bedford
smart center Bedford
Toyota-Scion of Bedford

OKLAHOMA
Jaguar of Tulsa
Lincoln Mercury of Tulsa
United Ford North
United Ford South
United HUMMER of Tulsa
Volvo of Tulsa

RHODE ISLAND
Inskip Acura
Inskip Audi
Inskip Autocenter (Mercedes-Benz)
Inskip Bentley Providence
Inskip BMW
Inskip Infiniti
Inskip Lexus
Inskip MINI
Inskip Nissan
Inskip Porsche
Inskip Volvo
smart center Warwick

TENNESSEE
Wolfchase Toyota-Scion

TEXAS
BMW of Austin
Goodson Honda North
Goodson Honda West
Round Rock Honda
Round Rock Hyundai
Round Rock Toyota-Scion
smart center Round Rock

VIRGINIA
Aston Martin of Tysons Corner
Audi of Tysons Corner
Mercedes-Benz of Tysons Corner
Porsche of Tysons Corner
smart center Tysons Corner

NON-U.S. DEALERSHIPS

UNITED KINGDOM

Audi
Audi Leicester
Audi Nottingham
Bradford Audi
Guildford Audi
Harrogate Audi
Leeds Audi
Mayfair Audi
Reading Audi
Slough Audi
Victoria Audi (After Sales)
Wakefield Audi
West London Audi

Bentley
Bentley Birmingham
Bentley Edinburgh
Bentley Manchester

BMW/MINI
Sytner BMW/MINI Cardiff
Sytner BMW/MINI Central
Sytner BMW/MINI Newport
Sytner BMW/MINI Sutton
Sytner BMW/MINI Warley
Sytner Canary Wharf
Sytner Chigwell
Sytner Coventry
Sytner Harold Wood
Sytner High Wycombe
Sytner Leicester
Sytner Nottingham (w/Alpina)
Sytner Sheffield
Sytner Solihull
Sytner Sunningdale

Chrysler/Jeep/Dodge

Kings Bristol
Kings Cheltenham & Gloucester
Kings Manchester
Kings Newcastle
Kings Swindon
Kings Teesside

Ferrari/Maserati

Graypaul Edinburgh
Graypaul Nottingham
Maranello Ferrari/Maserati
Honda
Redhill Honda

Jaguar/Land Rover
Guy Salmon Jaguar Coventry
Guy Salmon Jaguar/Land Rover Gatwick
Guy Salmon Jaguar/Land Rover Maidstone
Guy Salmon Jaguar Northampton
Guy Salmon Jaguar Oxford
Guy Salmon Jaguar/Land Rover Stratford- upon-Avon
Guy Salmon Jaguar/Land Rover Thames Ditton
Guy Salmon Land Rover Coventry
Guy Salmon Land Rover Knutsford
Guy Salmon Land Rover Leeds
Guy Salmon Land Rover Portsmouth
Guy Salmon Land Rover Sheffield
Guy Salmon Land Rover Stockport
Guy Salmon Land Rover Stratford- upon-Avon
Guy Salmon Land Rover Wakefield

Lamborghini
Lamborghini Birmingham
Lamborghini Edinburgh

Lexus
Lexus Birmingham
Lexus Bristol
Lexus Cardiff
Lexus Leicester
Lexus Milton Keynes
Lexus Oxford

Mercedes-Benz/smart
Mercedes-Benz/smart of Teesside
Mercedes-Benz/smart of New Castle
Mercedes-Benz of Bath
Mercedes-Benz of Bedford
Mercedes-Benz of Carlisle
Mercedes-Benz of Cheltenham and Gloucester
Mercedes-Benz of Cribbs Causeway
Mercedes-Benz of Kettering
Mercedes-Benz/smart of Milton Keynes
Mercedes-Benz of Newbury
Mercedes-Benz of Northampton
Mercedes-Benz of Sunderland	Mercedes-Benz/smart of Swindon
Mercedes-Benz of Weston-Super-Mare
Mercedes-Benz/smart of Bristol
Mercedes-Benz/smart of Swindon
smart North East Stockton
smart of Milton Keynes

Porsche
Porsche Centre Edinburgh
Porsche Centre Glasgow
Porsche Centre Mid-Sussex
Porsche Centre Silverstone

Rolls-Rovce
Rolls-Royce Motor Cars Sunningdale
Sytner Rolls-Royce Motor Cars

Saab
Oxford Saab

Toyota
Toyota World Birmingham
Toyota World (Bridgend)
Toyota World (Bristol North)
Toyota World (Bristol South)
Toyota World (Cardiff)
Toyota World (Newport)
Toyota World (Solihull)
Toyota World (Tamworth)

Volvo
Tollbar Coventry
Tollbar Twickenham
Tollbar Warwick

GERMANY
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
Autohaus Augsburg (BMW(4)/MINI)
Autohaus Krings (Volkswagen)
Autohaus Nix (Frankfurt) (Toyota, Lexus)
Autohaus Nix (Offenbach) (Toyota, Lexus)
Autohaus Nix (Wachtersbach) (Toyota, Lexus)
Autohaus Piper (Volkswagen)
Autohaus Reisacher (Krumbach) (BMW)
Autohaus Reisacher (Memmingen) (BMW, MINI)
Autohaus Reisacher (Ulm) (BMW, MINI)
Autohaus Reisacher (Vöhringen) (BMW)
J-S Auto Park Stolberg (Volkswagen)
Lexus Forum Frankfort
TCD (Toyota)
Volkswagen Zentrum Aachen
Wolff & Meir (Volkswagen)	MEXICO Toyota de Aguascalientes Toyota de Lindavista Toyota de Monterrey

Management Information Systems

We consolidate financial, accounting and operational data received from our U.S. dealers through a private communications network. Dealership data is gathered and processed through individual dealer systems utilizing a common dealer management system. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures. Our U.S. network allows us to extract and aggregate information from the system in a consistent format to generate consolidating financial and operational data. The system also allows us to access detailed information for each dealership individually, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze these dealerships’ operating results and financial position so as to identify areas for improvement. Our technology also enables us to quickly integrate dealerships or dealership groups we acquire in the U.S.

Our foreign dealership financial, accounting and operational data is processed through dealer management systems provided by a number of local software providers. Financial and operational information is aggregated following U.S. policies and accounting requirements, and is reported in our U.S. reporting format to ensure consistency of results among our worldwide operations. Similar to the U.S., the U.K. technology enables us to quickly integrate dealerships or dealership groups we acquire in the U.K.

Marketing

We believe that our marketing programs have contributed to our sales growth. Our advertising and marketing efforts are focused at the local market level, with the aim of building our retail vehicle business, as well as repeat sales and service business. We utilize many different media for our marketing activities, including newspapers, direct mail, magazines, television, radio and the Internet. We also assist our local management in running special marketing events to generate sales. Automobile manufacturers supplement our local and regional advertising efforts by producing large advertising campaigns to support their brands, promote attractive financing packages and draw traffic to local area dealerships. We believe that in some instances our scale has enabled us to obtain favorable terms from suppliers and advertising media, and should enable us to realize continued cost savings in marketing. In an effort to realize increased efficiencies, we are focusing on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for targeted marketing resources.

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

Many agreements grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership as well as other dealership assets. Some of our franchise agreements expire after a specified period of time, ranging from one to five years. The agreements also permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit required information to the manufacturer on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. In the U.S., these termination rights are subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. In the U.K., we operate without such local franchise law protection (see below “Regulation”) and we are aware of efforts by certain manufacturers not to renew their franchise agreements with certain other retailers in the U.K.

Our agreements with manufacturers usually give the manufacturers the right, in some circumstances (including upon a merger, sale, or change of control of the company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships that sell the manufacturers’ brands. For example, our agreement with General Motors Corporation provides that, upon a proposed sale of 20% or more of our voting stock to any other person or entity (other than for passive investment) or another manufacturer, an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire at fair market value, all assets, properties and business of any General Motors dealership owned by us. In addition, General Motors has a right of first refusal if we propose to sell any of our General Motors dealerships to a third party. Some of our agreements with other major manufacturers contain provisions similar to the General Motors provisions. Some of the agreements also prohibit us from pledging, or impose significant limitations on our ability to pledge, the capital stock of some of our subsidiaries to lenders.

Competition

For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas. We do not have any cost advantage in purchasing new vehicles from manufacturers, and typically we rely on our premium facilities, advertising and merchandising, management experience, sales expertise, service reputation and the location of our dealerships to sell new vehicles. Each of our markets may include a number of well-capitalized competitors that also have extensive automobile dealership managerial experience and strong retail locations and facilities. In addition, we compete against automotive manufacturers in some retail markets.

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

We believe that the principal competitive factors in vehicle sales are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer experience. Other competitive factors include customer preference for particular brands of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. We believe that our dealerships are competitive in all of these areas.

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

According to various industry sources, the automotive retail industry in the U.S. is currently served by approximately 21,800 franchised automotive dealerships, over 50,000 independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. Several other companies have established national or regional automotive retail chains. Additionally, vehicle manufacturers have historically engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealerships, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.

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

Employees and Labor Relations

As of December 31, 2007, we employed approximately 15,800 people, approximately 500 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability and our equity incentive compensation plans. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

Our operations may also be subject to consumer protection laws. These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within a period of time after initial purchase if the vehicle does not conform to the manufacturer’s express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Various laws also require various written disclosures to be provided on new vehicles, including mileage and pricing information.

Our financing activities with customers are subject to truth-in-lending, consumer leasing equal credit opportunity and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs and state attorneys general in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles.

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

In 2003, the European Commission approved changes to its regulatory landscape by limiting automotive manufacturers “block exemption” to certain anti-competitive rules in regards to establishing and maintaining a retail network. The principal changes were designed to allow existing manufacturer authorized retailers to relocate or add additional facilities throughout the European Union, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on transfers of dealerships between existing franchisees within the European Union. We continue to monitor the actual effects of these rule changes for our dealerships in European Union (including the U.K.).

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

We purchase insurance, including umbrella and excess insurance policies, subject to specified deductibles and significant loss retentions. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of purchasing insurance change. We are exposed to uninsured and underinsured losses, that could have a material adverse effect on our results of operations, financial condition or cash flows. In certain instances, we post letters of credit to support our loss retentions and deductibles. We and Penske Corporation, which is our largest stockholder, have entered into a joint insurance agreement which provides that, with respect to our joint insurance policies (which includes our property policy), available coverage with respect to a loss shall be paid to each party as stipulated in the policies. In the event of losses by us and Penske Corporation that exceed the limit of liability for any policy or policy period, the total policy proceeds will be allocated based on the ratio of premiums paid. For information regarding our relationship with Penske Corporation, see Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions.”

Seasonality

Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, vehicle demand, and to a lesser extent demand for service and parts, is generally lower during the winter months than in other seasons, particularly in regions of the U.S. where dealerships may be subject to severe winters. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year, due primarily to vehicle registration practices in the U.K. In the U.K., vehicles sold after March and September of each year reflect a later date of sale, decreasing their perceived residual value.

Available Information

For selected financial information concerning our U.S. and non-U.S. revenues and assets, see Note 16 to our consolidated financial statements included in Item 8 of this report. Our Internet website address is www.penskeautomotive.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You also may obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, Penske Automotive Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302. The information on or linked to our website is not part of this document. We plan to disclose waivers, if any, for our executive officers or directors from our code of conduct on our website, www.penskeautomotive.com.

We are incorporated in the state of Delaware and began dealership operations in October 1992. We submitted to the New York Stock Exchange its required annual CEO certification in 2007 without qualification and have filed all required certifications under section 302 of the Sarbanes-Oxley Act as exhibits to this annual report on Form 10-K relating to 2007.

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

Our franchise agreements may be terminated or not renewed by automotive manufacturers for a variety of reasons, including unapproved changes of ownership or management and other material breaches of the franchise agreements. We have, from time to time, not been compliant with various provisions of some of our franchise agreements. Our operations in the U.K. operate without local franchise law protection (see above “Regulation”), and we are aware of efforts by certain manufacturers not to renew their franchise agreements with certain other retailers in the U.K. Although we believe that we will be able to renew at expiration all of our existing franchise agreements, if any of our significant existing franchise agreements or a large number of franchise agreements are not renewed or the terms of any such renewal are materially unfavorable to us, our results of operations, financial condition or cash flows could be materially adversely affected. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also materially adversely affect our results of operations, financial condition or cash flows.

While U.S. franchise laws give us limited protection in selling a manufacturer’s product within a given geographic area, our franchise agreements do not give us the exclusive right to sell vehicles within a given area. In 2003, the European Commission approved changes to its regulatory landscape by limiting automotive manufacturers “block exemption” to certain anti-competitive rules in regards to establishing and maintaining a retail network. The principal changes were designed to allow existing manufacturer authorized retailers to relocate or add additional facilities throughout the European Union, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on transfers of dealerships between existing franchisees within the European Union. While we continue to monitor the actual effects of these rule changes for our dealerships in European Union (including the U.K.), these rules could increase competition by facilitating the opening of additional dealerships near our dealerships. If a significant number of new dealerships are opened near our existing dealerships, our results of operations, financial condition or cash flows could be materially affected.

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

Our success depends on the overall success of the line of vehicles that each of our dealerships sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities, reputation, management and labor relations. For 2007, BMW/MINI, Toyota/Lexus brands, Honda/Acura and Daimler brands accounted for 22%, 20%, 15% and 11%, respectively, of our total revenues. A significant decline in the sale of new vehicles manufactured by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could materially adversely affect our results of operations, financial condition or cash flows. No other manufacturer accounted for more than 10% of our total revenues for 2007.

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

While we expect to acquire new dealerships, we cannot guarantee that we will be able to identify and acquire additional dealerships in the future. Moreover, acquisitions involve a number of risks, including:

•	integrating the operations and personnel of the acquired dealerships;

•	operating in new markets with which we are not familiar;

•	incurring unforeseen liabilities at acquired dealerships;

•	disruption to our existing business;

•	failure to retain key personnel of the acquired dealerships;

•	impairment of relationships with employees, manufacturers and customers; and

•	incorrectly valuing acquired entities.

In addition, integrating acquired dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management resources or other operational or financial problems. Unforeseen expenses, difficulties and delays frequently encountered in connection with the integration of acquired entities and the rapid expansion of operations could inhibit our growth, result in our failure to achieve acquisition synergies and require us to focus resources on integration rather than other more profitable areas. Acquired entities may subject us to unforeseen liabilities that we did not detect prior to completing the acquisition, or liabilities that turn out to be greater than those we had expected. These liabilities may include liabilities that arise from non-compliance with environmental laws by prior owners for which we, as a successor owner, will be responsible.

We may be unable to identify acquisition candidates that would result in the most successful combinations, or complete acquisitions on acceptable terms on a timely basis. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the availability of skilled employees to manage the acquired companies and general economic and business conditions. Further, we may need to borrow funds to complete future acquisitions, which funds may not be available. Furthermore, we have sold and may in the future sell dealerships based on numerous factors, which may impact our future revenues and earnings, particularly if we do not make acquisitions to replace such revenues and earnings.

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

Certain manufacturers limit the total number of their dealerships that we may own in a particular geographic area and, in some cases, the total number of their vehicles that we may sell as a percentage of that manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets and the dueling of a franchise with another brand. To date, we have only reached national ceilings with one manufacturer and have reached certain geographical limitations with several manufacturers. If additional manufacturers impose or expand these types of restrictions, our acquisition strategy and results of operations, financial condition or cash flows could be materially adversely affected.

Other Business Risks

Our business is susceptible to adverse economic conditions, including changes in consumer confidence, fuel prices and credit availability.

We believe that the automotive retail industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, interest rates, fuel prices, weather conditions, unemployment rates and credit availability. For some finance borrowers, credit availability has recently been restricted as compared to prior years. If credit availability generally were to be restricted, our results of operations could be materially adversely affected as many of our retail sales customers purchase vehicles using credit. Fuel prices are currently higher as compared to recent years. If fuel prices continue to increase, vehicle demand could be adversely affected which could materially adversely affect our results of operations. Historically, unit sales of motor vehicles, particularly new vehicles, have been cyclical, fluctuating with general economic cycles.

During economic downturns, new vehicle retail sales tend to experience periods of decline characterized by oversupply and weak demand. The automotive retail industry may experience sustained periods of decline in vehicle sales in the future. Any decline or change of this type could materially adversely affect our results of operations, financial condition or cash flows.

Some of our operations are regionally concentrated such as those in Arizona, California, the Northeastern U.S. and the United Kingdom. Adverse regional economic and competitive conditions in these areas could materially adversely affect our results of operations, financial condition or cash flows.

Substantial competition in automotive sales and services may adversely affect our profitability.

The automotive retail industry is highly competitive. Depending on the geographic market, we compete with:

•	franchised automotive dealerships in our markets that sell the same or similar new and used vehicles that we offer;

•	private market buyers and sellers of used vehicles;

•	Internet-based vehicle brokers that sell vehicles obtained from franchised dealers directly to consumers;

•	vehicle rental companies that sell their used rental vehicles;

•	service center chain stores; and

•	independent service and repair shops.

In addition, we compete against automotive manufacturers in some retail markets, which may negatively affect our results of operations, financial condition or cash flows. Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs than us. We do not have any cost advantage over other franchised automotive dealerships in purchasing new vehicles from the automotive manufacturers.

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

The Internet is a significant part of the sales process in our industry. We believe that customers are using the Internet to compare pricing for cars and related finance and insurance services, which may reduce gross profit margins for new and used cars and profits generated from the sale of finance and insurance products. Some websites offer vehicles for sale over the Internet without the benefit of having a dealership franchise, although they must currently source their vehicles from a franchised dealer. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected. We could also be materially adversely affected to the extent that Internet companies acquire dealerships or ally themselves with our competitors’ dealerships.

Our distribution of the smart fortwo is a new business for us whose profitability is unproven.

We are incurring costs to develop processes, systems and strategies to distribute the smart fortwo vehicle in the U.S. and Puerto Rico. The wholesale distribution of vehicles is new to us and involves developing and successfully implementing processes and strategies different from that currently used in our automotive retail operations. In connection with this effort, our senior management has devoted substantial time and effort and we hired a team of employees. During 2007, the cost of these employees and efforts associated with developing the smart distribution business negatively impacted our earnings. If our efforts are not successful, or we incur unforeseen costs, our results of operations, financial condition or cash flows may be materially adversely affected.

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

We have a substantial amount of indebtedness. As of December 31, 2007, we had approximately $844.6 million of total non-floor plan debt outstanding and $1.6 billion of floor plan notes payable outstanding. In addition, we have additional debt capacity under our credit facilities.

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

Our ability to meet our debt service obligations depends on our future performance, which will be impacted by general economic conditions and by financial, business and other competitive factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, the actions of competitors, regulatory developments and delays in implementing our growth strategies. Our ability to meet our debt service and other obligations may depend on our success in implementing our business strategies. We may not be able to implement our business strategies and the anticipated results of our strategies may not be realized.

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

The automotive industry typically experiences seasonal variations in vehicle revenues. Demand for automobiles in the U.S. is generally lower during the winter months than in other seasons, particularly in regions of the U.S. that may have severe winters. In the U.S., a higher number of vehicle sales generally occur in the second and third quarters of each year, due in part to consumer buying trends and the introduction of new vehicle models. In addition, the U.K. retail automotive industry typically experiences peak sales activity during March and September of each year. This seasonality results from the perception in the United Kingdom that the resale value of a vehicle may be determined by the date that the vehicle is registered. Because new vehicle registration periods begin on March 1 and September 1 each year, vehicles with comparable mileage that were registered in March may have an equivalent used vehicle value to vehicles registered in August of the same year.

Therefore, if conditions exist during these periods that depress or affect automotive sales, such as high fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.

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

We are subject to substantial regulation, claims and legal proceedings, any of which could adversely affect our profitability.

A number of regulations affect our business of marketing, selling, financing, distributing and servicing automobiles. Under the laws of states in U.S. locations in which we currently operate, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service, including dealer, sales, finance and insurance-related licenses. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. In addition, our foreign operations are subject to similar regulations in their respective jurisdictions.

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

We could also be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

We are involved in legal proceedings in the ordinary course of business including litigation with customers regarding our products and services, and expect to continue to be subject to claims related to our existing business and any new business. A significant judgment against us, the loss of a significant license or permit or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects.

If state dealer laws in the U.S. are repealed or weakened, our dealership franchise agreements will be more susceptible to termination, non-renewal or renegotiation.

State dealer laws in the U.S. generally provide that an automotive manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Though unsuccessful to date, manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure, or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our U.S. dealerships to renew their franchise agreements upon expiration. Jurisdictions outside the U.S. generally do not have these laws and, as a result, operate without these protections.

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

Penske Corporation through various affiliates beneficially owns 39% of our outstanding common stock. In addition, Penske Corporation and its affiliates have entered into a stockholders agreement with our second largest stockholder, Mitsui & Co., Ltd. and one of its affiliates, pursuant to which they have agreed to vote together as to the election of our directors. Collectively, these two groups beneficially own 55% of our outstanding stock. As a result, these persons have the ability to control the composition of our board of directors and therefore they may be able to control the direction of our affairs and business.

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

Some of our executive officers also hold executive positions at other companies affiliated with our largest stockholder. Roger S. Penske, our Chairman and Chief Executive Officer, is also Chairman and Chief Executive Officer of Penske Corporation, a diversified transportation services company. Robert H. Kurnick, Jr., our Vice Chairman and a director, is also President of Penske Corporation and Hiroshi Ishikawa, our Executive Vice President — International Business Development and a director, serves in a similar capacity for Penske Corporation. Much of the compensation of these officers is paid by Penske Corporation and not by us, and while these officers have historically devoted a substantial amount of their time to our matters, these officers are not required to spend any specific amount of time on our matters. In addition, one of our directors, Richard J. Peters and our President, Roger Penske, Jr., each serves as a director of Penske Corporation. In addition, Penske Corporation owns Penske Motor Group, a privately held automotive dealership company with operations in southern California. Periodically, we have sold real property and improvements to AGR, a wholly owned subsidiary of Penske Corporation, which we have then leased. Due to their relationships with these related entities, Messrs. Ishikawa, Kurnick, Penske, Penske, Jr., and Peters may have a conflict of interest in making any decision related to transactions between their related entities and us, or with respect to allocations of corporate opportunities.

Our operations outside the U.S. subject us to foreign currency translation risk and exposure to changes in exchange rates.

In recent years, between 30% and 40% of our revenues have been generated outside the U.S., predominately in the United Kingdom. As a result, we are exposed to the risks involved in foreign operations, including:

•	changes in international tax laws and treaties, including increases of withholding and other taxes on remittances and other payments by subsidiaries;

•	tariffs, trade barriers, and restrictions on the transfer of funds between nations;

•	changes in international governmental regulations;

•	the impact of local economic and political conditions;

•	the impact of European Commission regulation and the relationship between the United Kingdom and continental Europe; and

•	increased competition and the impact from limited franchise protection in Europe.

If our operations outside the U.S. fail to perform as expected, we will be adversely impacted. In addition, our results of operations and financial position are reported in local currency and are then translated into U.S. dollars at the applicable foreign currency exchange rate for inclusion in our consolidated financial statements. As exchange rates fluctuate, particularly between the U.S. and U.K., our results of operations as reported in U.S. dollars will fluctuate. For example, if the U.S. dollar were to strengthen against the U.K. pound, one of the results would be that our U.K. results of operations would translate into less U.S. dollar reported results.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our dealerships and other facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options for an additional five to ten years at our election. We lease office space in Bloomfield Hills, Michigan, Secaucus, New Jersey, Leicester, England and Stuttgart, Germany for our administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

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

No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PAG”. As of February 15, 2008, there were approximately 250 holders of record of our common stock.

The following table shows the high and low per share sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for each quarter of 2007 and 2006, as well as the per share dividends paid in each quarter.

	High	Low	Dividend

2006:
First Quarter	$22.61	$18.63	$0.06
Second Quarter	22.33	19.77	0.07
Third Quarter	23.90	19.73	0.07
Fourth Quarter	24.46	22.27	0.07
2007:
First Quarter	$24.62	$20.17	$0.07
Second Quarter	22.51	19.39	0.07
Third Quarter	22.92	18.81	0.07
Fourth Quarter	22.57	17.33	0.09

Dividends.  Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant by the Board of Directors. Our U.S. credit agreement and the indenture governing our 7.75% senior subordinated notes each contain certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. In addition, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain amount of working capital or net worth, which could limit our subsidiaries’ ability to pay us dividends.

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2002 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors Inc. and Sonic Automotive Inc. The graph also assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Penske Automotive Group, Inc.	100.00	251.99	241.75	316.49	394.92	296.65

S&P 500	100.00	128.68	142.69	149.70	173.34	182.87

Peer Group	100.00	151.67	153.45	169.42	186.75	124.00

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2007, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting. Accordingly, our financial statements include the results of operations of acquired dealerships from the date of acquisition. As a result of the acquisitions, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily indicative of our future results. During the periods presented, we also sold certain dealerships which have been treated as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2007(1)	2006	2005(2)	2004(3)	2003(4)
	(In millions, except per share data)

Consolidated Statement of Income Data:
Total revenues	$12,957.7	$11,126.7	$9,552.9	$8,395.5	$7,005.7
Gross profit	$1,925.2	$1,684.3	$1,453.0	$1,251.8	$1,034.0
Income from continuing operations before cumulative effect of accounting change	$127.8	$132.2	$118.5	$108.7	$77.7
Net income	$127.7	$124.7	$119.0	$111.7	$82.9
Diluted earnings per share from continuing operations	$1.35	$1.40	$1.26	$1.19	$0.94
Diluted earnings per share	$1.35	$1.32	$1.27	$1.22	$1.00
Shares used in computing diluted share data	94.6	94.2	93.9	91.2	82.9
Balance Sheet Data:
Total assets	$4,668.6	$4,469.8	$3,594.2	$3,532.8	$3,144.2
Floor plan notes payable	$1,552.9	$1,169.5	$1,084.0	$1,033.0	$889.2
Total debt (excluding floor plan notes payable)	$844.6	$1,182.1	$580.2	$586.3	$651.7
Total stockholders’ equity	$1,421.5	$1,295.7	$1,145.7	$1,075.0	$828.4
Cash dividends per share	$0.30	$0.27	$0.23	$0.21	$0.05

(1)	Includes charges of $18.6 million ($12.3 million after-tax), or $0.13 per share, relating to the redemption of the $300.0 million aggregate amount of 9.625% Senior Subordinated Notes and $6.3 million ($4.5 million after-tax), or $0.05 per share, relating to impairment losses.

(2)	Includes $8.2 million ($5.2 million after-tax), or $0.06 per share, of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at our dealerships from 2001 through 2005.

(3)	Includes an $11.5 million ($7.2 million after tax), or $0.08 per share, gain resulting from the sale of an investment and an $8.4 million ($5.3 million after tax), or $0.06 per share, gain resulting from a refund of U.K. consumption taxes. These gains were offset in part by non-cash charges of $7.8 million ($4.9 million after tax), or $0.05 per share, principally in connection with the planned relocation of certain U.K. franchises as part of our ongoing facility enhancement program.

(4)	Includes a $5.1 million charge ($3.1 million after tax), or $0.04 per share, from the cumulative effect of an accounting change relating to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Item 1A. Risk Factors.” We have acquired a number of dealerships since inception. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through December 31, 2007 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, revised to reflect the June 1, 2006 two-for-one split of our voting common stock in the form of a stock dividend, and restated for our adoption of Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”

Overview

On July 2, 2007, we changed our corporate name from “United Auto Group, Inc.” to “Penske Automotive Group, Inc.” We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of December 31, 2007, we owned and operated 162 franchises in the U.S. and 145 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands with 94% of our total revenue in 2007 generated from non-U.S. brands and with sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, representing 65% of our total revenue.

Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we offer a full range of maintenance and repair services, and we facilitate the placement of third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. Beginning in 2007, our wholly-owned subsidiary, smart USA Distributor, LLC, became the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico.

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

smart USA Distributor, LLC, a wholly owned subsidiary, is the exclusive distributor of the smart fortwo vehicle in U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40-plus miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. Though launched in the U.S. in 2008, more than 850,000 fortwo vehicles have previously been sold outside the U.S. As distributor, smart USA is responsible for developing and maintaining a smart vehicle dealership network throughout the U.S. and Puerto Rico.

smart USA has certified a network of 68 smart dealerships in 31 states, most of which have received the requisite licensing and other required approvals and are actively selling vehicles. Additional dealerships are expected to commence retailing vehicles during 2008 upon completion of their facilities and obtaining licensing approval. Of the 74 dealerships currently planned in the U.S., eight are owned and operated by us. The smart fortwo offers three different versions, the Pure, Passion and Cabriolet with base prices ranging from $11,600 to $16,600. We currently expect to distribute at least 20,000 smart fortwo vehicles in 2008.

We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our dealerships in the U.S. endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement through January 4, 2009. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that are being earned ratably on an annual basis through January 2009. We earned warrants to purchase two million shares in each of 2005, 2006 and 2007. We measure the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since we can reasonably estimate the number of warrants that will be earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is being recognized ratably during each annual period.

Through December 31, 2007, we also had the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified brands. We earned warrants for 189,300, 1,269,700 and 522,400 shares during the years ended December 31, 2007, 2006 and 2005, respectively. Since we could not reasonably estimate the number of warrants that were earned subject to the sale of units, the fair value of these warrants was recognized when they were earned. The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled upon the termination of our arrangement.

Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts. Our gross profit generally varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as customer demand, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories which is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.

The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts services, and our ability to realize returns on our significant capital investment in new and upgraded dealerships. See “Item 1A-Risk Factors.”

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

Revenue Recognition

Vehicle, Parts and Service Sales

We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the year ended December 31, 2007, 2006 and 2005, we earned $350.4 million, $271.6 million and $215.8 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $344.0 million, $265.0 million and $208.4 million was recorded as a reduction of cost of sales.

Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell our installment sale contracts to various financial institutions on a non-recourse basis to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back to us based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $19.4 million and $16.9 million as of December 31, 2007 and 2006, respectively. Changes in reserve estimates relate primarily to an increase in the amount of revenues subject to chargeback.

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

The fair values of franchise value and goodwill are determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If future events and circumstances cause significant changes in the assumptions underlying our analysis and result in a reduction of our estimates of fair value, we may incur an impairment charge.

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

The net book value of our investments was $64.4 million and $65.5 million as of December 31, 2007 and 2006, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment was identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. During 2007, we recorded an adjustment to the carrying value of our investment in Internet Brands to recognize an other than temporary impairment of $3.4 million which became apparent upon their initial public offering.

Investments in marketable securities held by us are typically classified as available for sale and are stated at fair value on our balance sheet with unrealized gains and losses included in other comprehensive income, a separate component of stockholders’ equity. Declines in investment values that are deemed to be other than temporary would be an indicator of impairment and may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, director’s and officers insurance and employee medical benefits in the U.S.. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $12.8 million and $13.4 million as of December 31, 2007 and 2006, respectively. Changes in the reserve estimate during 2007 relate primarily to changes in loss experience.

Income Taxes

Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $2.3 million has been recorded relating to state net operating loss and credit carryforwards in the U.S. based on our determination that it is more likely than not that they will not be utilized.

Classification of Franchises in Continuing and Discontinued Operations

We classify the results of our operations in our consolidated financial statements based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 144 which requires judgment in determining whether a franchise will be reported within continuing or discontinued operations. Such judgments include whether a franchise will be sold or terminated, the period required to complete the disposition, and the likelihood of changes to a plan for sale. If we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated financial statements for prior periods are revised to reflect such reclassification.

New Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS 157 required by SFAS 159 must be adopted as originally scheduled. SFAS 157 thus becomes effective for our non-financial assets and liabilities on January 1, 2009. We will continue to evaluate the impact of those elements of this pronouncement.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. Since we will not elect the fair value option with respect to any of our current financial assets or financial liabilities when the provisions of this pronouncement become effective for us on January 1, 2008, there will be no impact upon the adoption.

SFAS No. 141(R) “Business Combinations” requires almost all assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period and all acquisition costs in pre-acquisition periods to be expensed. The pronouncement also clarifies the accounting under various scenarios such as step purchases or where the fair value of assets and liabilities acquired exceeds the consideration. SFAS 141(R) will be effective for us on January 1, 2009. We are currently evaluating the impact of this pronouncement.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” clarifies that a noncontrolling interest in a subsidiary must be measured at fair value and classified as a separate component of equity. This pronouncement also outlines the accounting for changes in a parent’s ownership in a subsidiary. SFAS 160 will be effective for us on January 1, 2009. We are currently evaluating the impact of this pronouncement.

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2006, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2008 and in quarterly same-store comparisons beginning with the quarter ended June 30, 2007.

2007 compared to 2006 and 2006 compared to 2005 (in millions, except unit and per unit amounts)

Our results for the year ended December 31, 2007 include charges of $18.6 million ($12.3 million after-tax) relating to the redemption of the $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes and $6.3 million ($4.5 million after-tax) relating to impairment losses. In addition, our results for the year ended December 31, 2005 include $8.2 million ($5.2 million after-tax), or $0.06 per share, of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at our dealerships from 2001 through 2005.

Total Retail Data

			2007 vs. 2006				2006 vs. 2005
Total Retail Data	2007	2006	Change	% Change	2006	2005	Change	% Change

Total retail unit sales	297,374	269,806	27,568	10.2%	269,806	241,454	28,352	11.7%
Total same-store retail unit sales	262,021	254,998	7,023	2.8%	237,317	234,840	2,477	1.1%
Total retail sales revenue	$11,861.3	$10,192.2	$1,669.1	16.4%	$10,192.2	$8,778.1	$1,414.1	16.1%
Total same-store retail sales revenue	$10,303.3	$9,545.0	$758.3	7.9%	$8,968.1	$8,596.9	$371.2	4.3%
Total retail gross profit	$1,922.7	$1,680.7	$242.0	14.4%	$1,680.7	$1,452.2	$228.5	15.7%
Total same-store retail gross profit	$1,691.2	$1,585.8	$105.4	6.6%	$1,488.0	$1,423.8	$64.2	4.5%
Total retail gross margin	16.2%	16.5%	(0.3)%	(1.8)%	16.5%	16.5%	0.0%	0.0%
Total same-store retail gross margin	16.4%	16.6%	(0.2)%	(1.2)%	16.6%	16.6%	0.0%	0.0%

Units

Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 27,568, or 10.2%, from 2006 to 2007 and increased by 28,352, or 11.7%, from 2005 to 2006. The increase from 2006 to 2007 is due to a 20,545 unit increase from net dealership acquisitions during the year, coupled with a 7,023, or 2.8%, increase in same-store retail unit sales. The increase from 2005 to 2006 is due to a 25,875 unit increase from net dealership acquisitions during the year, coupled with a 2,477, or 1.1%, increase in same-store retail unit sales. The same-store increase from 2006 to 2007 was driven by increases in our premium brands in the U.K. and domestic brands in the U.S. and U.K. The same-store increase from 2005 to 2006 was driven by an increase in our premium and volume foreign brands in the U.S., offset somewhat by a decrease in premium and volume foreign brands in the U.K. and decreases in domestic brands in the U.S.

Revenues

Retail sales revenue increased $1.7 billion, or 16.4%, from 2006 to 2007 and increased $1.4 billion, or 16.1%, from 2005 to 2006. The increase from 2006 to 2007 is due to a $758.3 million, or 7.9%, increase in same-store revenues, coupled with a $910.8 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to: (1) a $1,736, or 5.1%, increase in average new vehicle revenue per unit, which increased revenue by $302.3 million, (2) a $1,692, or 6.0%, increase in average used vehicle revenue per unit, which increased revenue by $136.7 million, (3) an $85.3 million, or 7.4%, increase in service and parts revenues, (4) a $58, or 6.2%, increase in average finance and insurance revenue per unit, which increased revenue by $14.7 million, and (5) the 2.8% increase in retail unit sales, which increased revenue by $219.3 million. The increase from 2005 to 2006 is due to a $371.2 million, or 4.3%, increase in same-store revenues coupled with a $1,042.9 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to: (1) a $763, or 2.3%, increase in average new vehicle revenue per unit, which increased revenue by $123.4 million, (2) a $1,425, or 5.3%, increase in average used vehicle revenue per unit, which increased revenue by $103.8 million, (3) a $72.8 million, or 7.3%, increase in service and parts revenues, and (4) the 1.1% increase in retail unit sales, which increased revenue by $72.6 million, partially offset by a $6, or 0.6%, decrease in average finance and insurance revenue per unit, which decreased revenue by $1.4 million.

Gross Profit

Retail gross profit increased $242.0 million, or 14.4%, from 2006 to 2007 and increased $228.5 million, or 15.7%, from 2005 to 2006. The increase from 2006 to 2007 is due to a $105.4 million, or 6.6%, increase in same-store gross profit, coupled with a $136.6 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to: (1) a $26, or 0.9%, increase in average gross profit per new vehicle retailed, which increased gross profit by $4.5 million, (2) a $39, or 1.6%, increase in average gross profit per used vehicle retailed, which increased gross profit by $3.2 million, (3) a $58, or 6.2%, increase in average finance and insurance revenue per unit, which increased gross profit by $14.8 million, (4) a $58.4 million, or 9.1%, increase in service and parts gross profit, and (5) the 2.8% increase in retail unit sales, which increased gross profit by $24.5 million. The increase in retail gross profit from 2005 to 2006 is due to a $64.2 million, or 4.5%, increase in same-store gross profit, coupled with a $164.3 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to: (1) a $26, or 0.9%, increase in average gross profit per new vehicle retailed, which increased gross profit by $4.2 million, (2) an $82, or 3.4%, increase in average gross profit per used vehicle retailed, which increased gross profit by $6.0 million, (3) a $47.0 million, or 8.6%, increase in service and parts gross profit, and (4) the 1.1%, increase in retail unit sales, which increased gross profit by $8.4 million, partially offset by a $6, or 0.6%, decrease in average finance and insurance revenue per unit, which decreased revenue by $1.4 million

New Vehicle Data

			2007 vs. 2006				2006 vs. 2005
New Vehicle Data	2007	2006	Change	% Change	2006	2005	Change	% Change

New retail unit sales	195,160	181,544	13,616	7.5%	181,544	166,209	15,335	9.2%
Same-store new retail unit sales	174,759	174,188	571	0.3%	161,864	161,900	(36)	(0.0)%
New retail sales revenue	$7,008.1	$6,185.9	$822.2	13.3%	$6,185.9	$5,511.1	$674.8	12.2%
Same-store new retail sales revenue	$6,205.0	$5,882.3	$322.7	5.5%	$5,522.3	$5,399.9	$122.4	2.3%
New retail sales revenue per unit	$35,909	$34,074	$1,835	5.4%	$34,074	$33,158	$916	2.8%
Same-store new retail sales revenue per unit	$35,506	$33,770	$1,736	5.1%	$34,117	$33,354	$763	2.3%
Gross profit — new	$591.0	$541.7	$49.3	9.1%	$541.7	$486.4	$55.3	11.4%
Same-store gross profit — new	$519.9	$513.7	$6.2	1.2%	$482.2	$478.0	$4.2	0.9%
Average gross profit per new vehicle retailed	$3,028	$2,984	$44	1.5%	$2,984	$2,926	$58	2.0%
Same-store average gross profit per new vehicle retailed	$2,975	$2,949	$26	0.9%	$2,979	$2,953	$26	0.9%
Gross margin% — new	8.4%	8.8%	(0.4)%	(4.5)%	8.8%	8.8%	0.0%	0.0%
Same-store gross margin% — new	8.4%	8.7%	(0.3)%	(3.4)%	8.7%	8.9%	(0.2)%	(2.2%)

Units

Retail unit sales of new vehicles increased 13,616 units, or 7.5%, from 2006 to 2007, and increased 15,335 units, or 9.2%, from 2005 to 2006. The increase from 2006 to 2007 is due to a 13,045 unit increase from net dealership acquisitions during the year coupled with an 571 unit, or 0.3%, increase in same-store new retail unit sales. The same-store increase from 2006 to 2007 was driven by increases in our premium brands in the U.K., offset somewhat by a decrease in volume foreign brands in the U.K. and decreases in premium and volume foreign brands in the U.S. The increase from 2005 to 2006 is due to a 15,371 unit increase from net dealership acquisitions during the year as same-store new retail unit sales were flat. The flat same-store new retail unit sales were a result of increases in premium and volume foreign brands in the U.S., offset by a decrease in our domestic brands in the U.S. and in premium and volume foreign brands in the U.K.

Revenues

New vehicle retail sales revenue increased $822.2 million, or 13.3%, from 2006 to 2007 and increased $674.8 million, or 12.2%, from 2005 to 2006. The increase from 2006 to 2007 is due to a $322.7 million, or 5.5%, increase in same-store revenues, coupled with a $499.5 million increase from net dealership acquisitions during the year. The same-store revenue increase is due primarily to a $1,736, or 5.1%, increase in comparative average selling price per unit which increased revenue by $302.4 million, coupled with the 0.3% increase in new retail unit sales which increased revenue by $20.3 million. The increase from 2005 to 2006 is due to a $122.4 million, or 2.3%, increase in same-store revenues, coupled with a $552.4 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to a $763, or 2.3%, increase in comparative average selling price per unit.

Gross Profit

Retail gross profit from new vehicle sales increased $49.3 million, or 9.1%, from 2006 to 2007, and increased $55.3 million, or 11.4%, from 2005 to 2006. The increase from 2006 to 2007 is due to a $6.2 million, or 1.2%, increase in same-store gross profit, coupled with a $43.1 million increase from net dealership acquisitions during the year. The same-store retail gross profit increase is due to a $26, or 0.9%, increase in average gross profit per new vehicle retailed, which increased gross profit by $4.5 million, coupled with the 0.3% increase in new retail unit sales, which increase gross profit by $1.7 million. The increase in retail gross profit from 2005 to 2006 is due to a $4.2 million, or 0.9%, increase in same-store gross profit, coupled with a $51.1 million increase from net dealership acquisitions during the year. The same-store retail gross profit increase is due to a $26, or 0.9%, increase in average gross profit per new vehicle retailed.

Used Vehicle Data

			2007 vs. 2006				2006 vs. 2005
Used Vehicle Data	2007	2006	Change	% Change	2006	2005	Change	% Change

Used retail unit sales	102,214	88,262	13,952	15.8%	88,262	75,245	13,017	17.3%
Same-store used retail unit sales	87,262	80,810	6,452	8.0%	75,453	72,940	2,513	3.4%
Used retail sales revenue	$3,149.1	$2,531.0	$618.1	24.4%	$2,531.0	$2,015.7	$515.3	25.6%
Same-store used retail sales revenue	$2,597.7	$2,268.9	$328.8	14.5%	$2,145.4	$1,970.1	$175.3	8.9%
Used retail sales revenue per unit	$30,809	$28,676	$2,133	7.4%	$28,676	$26,788	$1,888	7.0%
Same-store used retail sales revenue per unit	$29,769	$28,077	$1,692	6.0%	$28,434	$27,009	$1,425	5.3%
Gross profit — used	$251.1	$214.3	$36.8	17.2%	$214.3	$179.0	$35.3	19.7%
Same-store gross profit — used	$216.0	$196.9	$19.1	9.7%	$186.8	$174.6	$12.2	7.0%
Average gross profit per used vehicle retailed	$2,457	$2,427	$30	1.2%	$2,427	$2,379	$48	2.0%
Same-store average gross profit per used vehicle retailed	$2,476	$2,437	$39	1.6%	$2,475	$2,393	$82	3.4%
Gross margin % — used	8.0%	8.5%	(0.5)%	(5.9)%	8.5%	8.9%	(0.4)%	(4.5)%
Same-store gross margin % — used	8.3%	8.7%	(0.4)%	(4.6)%	8.7%	8.9%	(0.2)%	(2.2%)

Units

Retail unit sales of used vehicles increased 13,952 units, or 15.8%, from 2006 to 2007 and increased 13,017 units, or 17.3%, from 2005 to 2006. The increase from 2006 to 2007 is due to a 6,452 unit, or 8.0%, increase in same-store used retail unit sales, coupled with a 7,500 unit increase from net dealership acquisitions during the year. The increase from 2005 to 2006 is due to a 2,513 unit, or 3.4%, increase in same-store used retail unit sales coupled with a 10,504 unit increase from net dealership acquisitions during the year. The same-store increase in 2007 versus 2006 was driven primarily by increases in our premium and volume foreign brands in the U.S. and U.K. The same-store increase in 2006 versus 2005 was driven primarily by increases in our premium brands in the U.S. and U.K. offset somewhat by decreases in our domestic brands in the U.S. and U.K.

Revenues

Used vehicle retail sales revenue increased $618.1 million, or 24.4%, from 2006 to 2007 and increased $515.3 million, or 25.6%, from 2005 to 2006. The increase from 2006 to 2007 is due to a $328.8 million, or 14.5%, increase in same-store revenues, coupled with a $289.3 million increase from net dealership acquisitions during the year. The same-store revenue increase is due primarily to a $1,692, or 6.0%, increase in comparative average selling price per vehicle, which increased revenue by $136.7 million, coupled with the 8.0% increase in retail unit sales, which increased revenue by $192.1 million. The increase from 2005 to 2006 is due to a $175.3 million, or 8.9%, increase in same-store revenues, coupled with a $340.0 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to a $1,425, or 5.3%, increase in comparative average selling price per unit, which increased revenue by $103.9 million, coupled with the 3.4% increase in retail unit sales, which increased revenue by $71.4 million.

Gross Profit

Retail gross profit from used vehicle sales increased $36.8 million, or 17.2%, from 2006 to 2007 and increased $35.3 million, or 19.7%, from 2005 to 2006. The increase from 2006 to 2007 is due to a $19.1 million, or 9.7%, increase in same-store gross profit, coupled with a $17.7 million increase from net dealership acquisitions during the year. The same-store gross profit increase from 2006 to 2007 is due to a $39, or 1.6%, increase in average gross profit per used vehicle retailed, which increased gross profit by $3.2 million, coupled with the 8.0% increase in used retail unit sales, which increased gross profit by $15.9 million. The increase in gross margin from 2006 to 2007 included increases in our U.S. and U.K. premium brands and U.S. volume foreign and domestic brands. The same-store increase in retail gross profit from 2005 to 2006 is due to a $12.2 million, or 7.0%, increase in same-store gross profit, coupled with a $23.1 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to an $82, or 3.4%, increase in average gross profit per used vehicle retailed, which increased gross profit by $6.0 million, coupled with the 3.4% increase in used retail unit sales, which increased gross profit by $6.2 million. The increase in gross margin from 2005 to 2006 included increases in our U.S. and U.K. premium brands, offset somewhat by decreases in our U.S. and U.K. domestic brands.

Finance and Insurance Data

			2007 vs. 2006				2006 vs. 2005
Finance and Insurance Data	2007	2006	Change	% Change	2006	2005	Change	% Change

Total retail unit sales	297,374	269,806	27,568	10.2%	269,806	241,454	28,352	11.7%
Total same-store retail unit sales	262,021	254,998	7,023	2.8%	237,317	234,840	2,477	1.1%
Finance and insurance revenue	$290.1	$246.4	$43.7	17.7%	$246.4	$227.5	$18.9	8.3%
Same-store finance and insurance revenue	$258.3	$236.7	$21.6	9.1%	$223.8	$223.0	$0.8	0.4%
Finance and insurance revenue per unit	$976	$913	$63	6.9%	$913	$943	$(30)	(3.2)%
Same-store finance and insurance revenue per unit	$986	$928	$58	6.2%	$943	$949	$(6)	(0.6%)

Finance and insurance revenue increased $43.7 million, or 17.7%, from 2006 to 2007 and increased $18.9 million, or 8.3%, from 2005 to 2006. The increase from 2006 to 2007 is due to a $21.6 million, or 9.1%, increase in same-store revenues, coupled with a $22.1 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to the 2.8% increase in retail unit sales, which increased revenue by $6.9 million, coupled with a $58, or 6.2%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $14.7 million. The $58 increase in comparative average finance and insurance revenue per unit is due primarily to increased sales penetration of certain products, particularly in the U.K. The increase from 2005 to 2006 is due to an $0.8 million, or 0.4%, increase in same-store revenues, coupled with an $18.1 million increase from net dealership acquisitions during the year. The same-store revenue increase is the result of the 1.1% increase in retail unit sales, which increased revenue by $2.3 million, offset by a $6, or 0.6%, decrease in comparative average finance and insurance revenue per unit, which decreased revenue by $1.5 million. The $6 decrease in comparative average finance and insurance revenue per unit is due to a reduction in average finance and insurance revenue per unit from our Sirius Satellite Radio promotion arrangement and the 2005 sale of all the remaining variable profits relating to a pool of extended service contracts sold at the company’s dealerships from 2001 through 2005, offset somewhat by an increase in comparative average finance and insurance revenue per unit due primarily to increased sales penetration of certain products.

Service and Parts Data

			2007 vs. 2006				2006 vs. 2005
Service and Parts Data	2007	2006	Change	% Change	2006	2005	Change	% Change

Service and parts revenue	$1,414.0	$1,228.9	$185.1	15.1%	$1,228.9	$1,023.9	$205.0	20.0%
Same-store service and parts revenue	$1,242.3	$1,157.0	$85.3	7.4%	$1,076.7	$1,003.9	$72.8	7.3%
Gross profit	$790.4	$678.4	$112.0	16.5%	$678.4	$559.3	$119.1	21.3%
Same-store gross profit	$696.9	$638.5	$58.4	9.1%	$595.2	$548.2	$47.0	8.6%
Gross margin	55.9%	55.2%	0.7%	1.3%	55.2%	54.6%	0.6%	1.1%
Same-store gross margin	56.1%	55.2%	0.9%	1.6%	55.3%	54.6%	0.7%	1.3%

Revenues

Service and parts revenue increased $185.1 million, or 15.1%, from 2006 to 2007 and increased $205.0 million, or 20.0%, from 2005 to 2006. The increase from 2006 to 2007 is due to an $85.3 million, or 7.4%, increase in same-store revenues, coupled with a $99.8 million increase from net dealership acquisitions during the year. The increase from 2005 to 2006 is due to a $72.8 million, or 7.3%, increase in same-store revenues, coupled with a $132.2 million increase from net dealership acquisitions during the year. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.

Gross Profit

Service and parts gross profit increased $112.0 million, or 16.5%, from 2006 to 2007 and increased $119.1 million, or 21.3%, from 2005 to 2006. The increase from 2006 to 2007 is due to a $58.4 million, or 9.1%, increase in same-store gross profit, coupled with a $53.6 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to the $85.3 million, or 7.4%, increase in revenues, which increased gross profit by $47.8 million, and a 1.6% increase in gross margin percentage, which increased gross profit by $10.6 million. The increase from 2005 to 2006 is due to a $47.0 million, or 8.6%, increase in same-store gross profit, coupled with a $72.1 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to the $72.8 million, or 7.3%, increase in revenues, which increased gross profit by $40.1 million, and a 1.3% increase in gross margin percentage, which increased gross profit by $6.9 million.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $194.6 million, or 14.6%, from 2006 to 2007 and increased $201.2 million, or 17.7%, from 2005 to 2006. The aggregate increase from 2006 to 2007 is due to an $84.0 million, or 6.7%, increase in same-store SG&A expenses, coupled with a $110.6 million increase from net dealership acquisitions during the year. The aggregate increase in SG&A expenses from 2005 to 2006 is due to a $59.9 million, or 5.4%, increase in same-store SG&A expenses, coupled with a $141.3 million increase from net dealership acquisitions during the year. The increase in same-store SG&A expenses is due in large part to (1) increased variable selling expenses, including increases in variable compensation, as a result of the 6.6% and 4.5% increase in retail gross profit over the prior year in 2007 and 2006, respectively, (2) increased rent and related costs in both years due in part to our facility improvement and expansion program and (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market. SG&A expenses as a percentage of total revenue were 11.8%, 12.0% and 11.9% in 2007, 2006 and 2005, respectively, and as a percentage of gross profit were 79.6%, 79.4% and 78.2% in 2007, 2006 and 2005, respectively.

Depreciation and Amortization

Depreciation and amortization increased $7.8 million, or 18.1%, from 2006 to 2007 and increased $5.8 million, or 15.5%, from 2005 to 2006. The increase from 2006 to 2007 is due to a $5.2 million, or 12.7%, increase in same-store depreciation and amortization, coupled with a $2.6 million increase from net dealership acquisitions during the year. The increase from 2005 to 2006 is due to a $3.5 million increase from net dealership acquisitions during the year, coupled with a $2.3 million, or 6.3%, increase in same-store depreciation and amortization. The same-store increases in both periods are due in large part to our facility improvement and expansion program.

Floor Plan Interest Expense

Floor plan interest expense increased $14.9 million, or 25.0%, from 2006 to 2007 and increased $13.5 million, or 29.3%, from 2005 to 2006. The increase from 2006 to 2007 is due to an $8.1 million, or 14.3%, increase in same-store floor plan interest expense, coupled with a $6.8 million increase from net dealership acquisitions during the year. The increase from 2005 to 2006 is due to an $8.0 million, or 17.6%, increase in same-store floor plan interest expense, coupled with a $5.5 million increase from net dealership acquisitions during the year. Floor plan interest expense was negatively impacted in 2007 by an increase in our average floor plan notes outstanding. Floor plan interest expense was negatively impacted in 2006 by an increase in our weighted average borrowing rate due primarily to increases in the applicable benchmark rates of our revolving floor plan arrangements.

Other Interest Expense

Other interest expense increased $7.1 million, or 14.4%, from 2006 to 2007 and increased $0.2 million, or 0.3%, from 2005 to 2006. The increase from 2006 to 2007 is due to an increase in average total outstanding indebtedness in 2007 compared to 2006, offset by a decrease in our weighted average borrowing rate. The decrease in our weighted average borrowing rate was due primarily to the issuance of $375.0 million of 7.75% Senior Subordinated Notes on December 7, 2006 which was used to redeem our 9.625% Senior Subordinated Notes in March 2007. The increase from 2005 to 2006 is due to an increase in average total outstanding indebtedness in 2006 compared to 2005, offset by a decrease in our weighted average borrowing rate. The decrease in our weighted average borrowing rate was due primarily to the issuance of $375.0 million of 3.5% Convertible Senior Subordinated Notes on January 31, 2006 the proceeds of which were used to repay higher-rate debt under our credit agreement.

Income Taxes

Income taxes decreased $1.6 million, or 2.3%, from 2006 to 2007 and increased $0.4 million, or 0.6%, from 2005 to 2006. The decrease from 2006 to 2007 is due primarily to a decrease in pre-tax income. Our effective income tax rate in 2007 benefited from an increase in the relative proportion of our U.K. operations, which are taxed at a lower rate, but was higher on a comparative basis to the prior year due to tax savings from certain tax planning initiatives that benefited the prior year. The increase from 2005 to 2006 is due primarily to an increase in pre-tax income being more than offset by a reduction in our effective income tax rate due to an increase in the relative contribution to earnings of our U.K. operations, which are taxed at a lower rate, and tax savings from certain tax planning initiatives.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities, and dividends. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions and the issuance of equity securities. As of December 31, 2007, we had working capital of $205.6 million, including $10.9 million of cash, available to fund our operations and capital commitments. In addition, we had $250.0 million and £68.8 million ($136.7 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.

We paid the following dividends in 2006 and 2007:

Per Share Dividends

2006 :	First Quarter	$0.06	2007:	First Quarter	$0.07
	Second Quarter	0.07		Second Quarter	0.07
	Third Quarter	0.07		Third Quarter	0.07
	Fourth Quarter	0.07		Fourth Quarter	0.09

We have also declared a cash dividend on our common stock of $0.09 cents per share payable on March 3, 2008 to shareholders of record on February 11, 2008. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

We have expanded our retail automotive operations primarily through organic growth and through the acquisition of retail automotive dealerships. In addition, one of our subsidiaries is the exclusive distributor of smart fortwo vehicles in the U.S. and Puerto Rico. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions, other expansion opportunities, or refinance existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all.

Our board of directors has approved a stock repurchase program for up to $150 million of our outstanding common stock. We may, from time to time as market conditions warrant, purchase our outstanding common stock through open market purchases, in privately negotiated transactions and other means. We currently intend to fund any repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make stock repurchases will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses, as well as any then-existing limits imposed by our finance agreements.

Inventory Financing

We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in various benchmarks. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

U.S. Credit Agreement

We are party to a credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended, which provides for up to $250.0 million of borrowing capacity for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, including $10.0 million of availability for letters of credit, through September 30, 2010. The revolving loans bear interest at defined London Interbank Offered Rate (“LIBOR”) plus 1.75%.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2007, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements”.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. Other than $0.5 million of outstanding letters of credit, no amounts were outstanding under the U.S. credit agreement as of December 31, 2007.

U.K. Credit Agreement

Our subsidiaries in the U.K. are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a multi-option credit agreement, a fixed rate credit agreement and a seasonally adjusted overdraft line of credit to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. credit agreement provides for (1) up to £70.0 million in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30.0 million funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals through June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £30.0 million that bears interest at the Bank of England Base Rate plus 1.00% and matures on August 31, 2011.

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2007, we were in compliance with all covenants under the U.K. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. As of December 31, 2007, outstanding loans under the U.K. credit agreement amounted £45.9 million ($91.3 million).

7.75% Senior Subordinated Notes

On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on a senior subordinated basis. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2007, we were in compliance with all negative covenants and there were no events of default.

Senior Subordinated Convertible Notes

On January 31, 2006, we issued $375.0 million aggregate principal amount of 3.50% Senior Subordinated Convertible Notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly owned domestic subsidiaries. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2007, we were in compliance with all negative covenants and there were no events of default.

Holders of the convertible notes may convert them based on a conversion rate of 42.2052 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period commencing after March 31, 2006, if the closing price of our common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.43 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.

Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, in lieu of shares of our common stock, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture covering the Convertible Notes, of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion.

In the event of a conversion due to a change of control on or before April 6, 2011, we will pay, to the extent described in the indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes. In addition, we will pay contingent interest in cash, commencing with any six-month period from April 1 to September 30 and from October 1 to March 31, beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of that six-month period equals 120% or more of the principal amount of the Convertible Note.

On or after April 6, 2011, we may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.

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

Interest Rate Swaps

In January 2008, we entered into new three year interest rate swap agreements pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt was fixed at 3.67%. This arrangement is in effect through January 2011. We may terminate this arrangement at any time, subject to the settlement at that time of the fair value of the swap arrangement. The swap is designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings.

We were party to an interest rate swap agreement that expired in January 2008 pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. As of December 31, 2007, we expect approximately $0.02 million associated with the swap to be recognized as a reduction of interest expense in January of 2008.

Other Financing Arrangements

We have in the past and expect in the future to enter into significant sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third-parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Off-Balance Sheet Arrangements — 3.5% Convertible Senior Subordinated Notes due 2026

The Convertible Notes are convertible into shares of our common stock, at the option of the holder, based on certain conditions described above. Certain of these conditions are linked to the market value of our common stock. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing). Since we or the holders of the Convertible Notes can redeem these notes on April 2011, a conversion or a redemption of these notes is likely to occur in 2011. Such redemption conversion will include cash for the principal amount of the Convertible Notes then outstanding plus an amount payable in either cash or stock, at our option, depending on the trading price of our common stock.

Cash Flows

Cash and cash equivalents increased by $5.5 million during the year ended December 31, 2006, and decreased by $2.3 and $9.2 million during the years ended December 31, 2007 and 2005, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by operating activities was $310.1 million, $116.1 million and $169.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.

We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. In accordance with the guidance under SFAS No. 95, “Statement of Cash Flows”, we report all cash flows arising in connection with floor plan notes payable to the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as a financing activity in our statement of cash flows. However, we believe that changes in aggregate floor plan liabilities are typically linked to changes in vehicle inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow. As a result, we have presented the following reconciliation of cash flow from operating activities as reported in our condensed consolidated statement of cash flows as if all changes in vehicle floor plan were classified as an operating activity for informational purposes:

	Year Ended December 31,
	2007	2006	2005

Net cash from operating activities as reported	$310.1	$116.1	$169.8
Floor plan notes payable — non-trade as reported	193.5	(54.4)	14.9

Net cash from operating activities including all floor plan notes payable	$503.6	$61.7	$184.7

Cash Flows from Continuing Investing Activities

Cash used in investing activities was $228.4 million, $488.0 million and $223.2 million during the years ended December 31, 2007, 2006 and 2005, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $195.0 million, $224.0 million and $216.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $131.8 million, $106.2 million and $118.5 million during the years ended December 31, 2007, 2006 and 2005, respectively. Cash used in business acquisitions, net of cash acquired, was $180.7 million, $370.2 million and $125.6 million during the years ended December 31, 2007, 2006 and 2005, respectively, and included repayments of seller’s floor plan notes payable of $51.9 million, $113.4 million and $44.7 million, respectively. The year ended December 31, 2007 also includes $15.5 million of proceeds of other investing activities.

Cash Flows from Continuing Financing Activities

Cash provided by financing activities was $441.2 million and $1.1 million during the years ended December 31, 2006 and 2005, respectively, and cash used in financing activities was $180.9 million during the year ended December 31, 2007. Cash flows from financing activities include borrowings and repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. During the year ended December 31, 2006 we issued $750.0 million of subordinated debt and we paid $17.2 million of financing costs. Proceeds of the $750.0 million of subordinated debt issuance were used to repurchase one million shares of our common stock and to repay debt. This activity, combined with borrowing to fund acquisition and other liquidity requirements, resulted in net repayments of long-term debt of $211.1 million during the year ended December 31, 2006 and allowed us to redeem our 9.625% Notes in early 2007 for $314.4 million, including redemption premium of $14.4 million. In addition to these activities, we had other net repayments of long-term debt of $34.2 million and $2.4 million during the years ended December 31, 2007 and 2005, respectively. We had net borrowings of floor plan notes payable non-trade of $193.5 and $14.9 million during the years ended December 31, 2007 and 2005, respectively, and net repayments of floor plan notes payable non-trade of $54.4 million during the year ended December 31, 2006. During the years ended December 31, 2007, 2006 and 2005, we received proceeds of $2.6 million, $18.1 million and $4.7 million, respectively, from exercises of options for common stock. During the years ended December 31, 2007, 2006 and 2005, we paid $28.4 million, $25.2 million and $20.8 million, respectively, of cash dividends to our stockholders.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be considered material to our liquidity or our capital resources. Management does not believe that there is any significant past, present or upcoming cash transactions relating to discontinued operations.

Contractual Payment Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2007. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, entering into new operating lease agreements, the amount of borrowings or repayments under our credit agreements and floor plan arrangements and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. See “Section 1A — Risk Factors.”

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Floorplan Notes Payable(A)	$1,552.9	$1,552.9	$—	$—	$—
Long Term Debt Obligations(B)	844.6	14.5	28.2	49.4	752.5
Operating Lease Commitments	4,772.4	167.6	328.1	321.6	3,955.1
Purchase Obligations	189.5	189.5	—	—	—
Scheduled Interest Payments(B)(C)	495.7	42.2	84.4	84.4	284.7
Other Long Term Liabilities(D)	48.5	8.1	—	—	40.4
	$7,903.6	$1974.8	$440.7	$455.4	$5,032.7

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Inventory Financing”.

(B)	Interest and principal repayments under our $375.0 million of 3.5% senior subordinated notes due 2026 are reflected in the table above, however, at our option, certain of these amounts may be settled by in shares of common stock. While these notes are not due until 2026, in 2011 the holders may require us to purchase all or a portion of their notes for cash. This acceleration of ultimate repayment is not reflected in the table above, nor is any optional redemption on our part.

(C)	Estimates of future variable rate interest payments under floorplan notes payable and our credit agreements are excluded. See “Inventory Financing,” “U.S. Credit Agreement”, and “U.K. Credit Agreement” above for a discussion of such variable rates.

(D)	Includes uncertain tax positions. Due to the subjective nature of our uncertain tax positions, we are unable to make reasonably reliable estimates of the timing of payments arising in connection with the unrecognized tax benefits. We have thus classified this as “More than 5 years.”

We expect that the amounts above will be funded through cash flow from operations. In the case of balloon payments at the end of the terms of our debt instruments, we expect to be able to refinance such instruments in the normal course of business.

Commitments

We are party to a joint venture with respect to our Honda of Mentor dealership in Ohio. We are required to repurchase our partner’s interest in this joint venture in July 2008. We expect this payment to be approximately $4.9 million.

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

Other Related Party Interests and Transactions

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske is also a managing member of Penske Capital Partners and Transportation Resource Partners, each organizations that undertake investments in transportation-related industries. Richard J. Peters, one of our directors, is a managing director of Transportation Resource Partners. Mr. Peters and Roger S. Penske, Jr., our President, are each directors of Penske Corporation. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our Vice Chairman and a director, is also the President and a director of Penske Corporation.

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

We and Penske Corporation have entered into a joint insurance agreement which provides that, with respect to our joint insurance policies (which includes our property policy), available coverage with respect to a loss shall be paid to each party as stipulated in the policies. In the event of losses by us and Penske Corporation that exceed the limit of liability for any policy or policy period, the total policy proceeds shall be allocated based on the ratio of premiums paid.

We have entered into joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

From time to time, we enter into joint venture relationships in the ordinary course of business, through which we acquire dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2007, our joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	90.00	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Tysons Corner, Virginia	Aston Martin, Audi, Mercedes-Benz, Porsche, smart	90.00	%(B)(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Mentor, Ohio	Honda	75.00	%(B)
Munich, Germany	BMW, MINI	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Aachen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(D)
Mexico	Toyota	48.70	%(D)
Mexico	Toyota	45.00	%(D)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 10.0% interest in this joint venture, which entitles the Investor to 20% of the operating profits of the dealerships owned by the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in our financial statements.

(C)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(D)	Entity is accounted for using the equity method of accounting.

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

Seasonality

Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, vehicle demand, and to a lesser extent demand for service and parts, is generally lower during the winter months than in other seasons, particularly in regions of the U.S. where dealerships may be subject to severe winters. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year, due primarily to vehicle registration practices in the U.K. In the U.K., vehicles sold after March and September of each year reflect a later date of sale, decreasing their perceived residual value.

Effects of Inflation

We believe that inflation rates over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services, however, we cannot be sure there will be no such effect in the future.

We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements”. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under “Item 1A. — Risk Factors”. Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Item 1A. — Risk Factors” such as the following:

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates in the U.S. or the U.K. may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the U.S. are repealed or weakened, our U.S. automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our U.K. dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to additional competition from other local dealerships in the U.K.;

•	our automotive dealerships are subject to environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency valuations especially as between the U.S. dollar and British pound;

In addition:

•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.

We urge you to carefully consider these risk factors in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates.  We are exposed to market risk from changes in interest rates on a significant portion of our outstanding indebtedness. Certain balances under our credit agreements bear interest at variable rates based on a margin over defined benchmarks. Based on the amount outstanding as of December 31, 2007, a 100 basis point change in interest rates would result in an approximate $0.2 million change to our annual interest expense.

Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined benchmarks. We continually evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. We are currently party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2007, a 100 basis point change in interest rates would result in an approximate $12.5 million change to our annual interest expense.

Interest rate fluctuations affect the fair market value of our swaps and fixed rate debt, including the 7.75% Notes, the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates.  As of December 31, 2007, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to the limited number of cross border transactions we are party to and our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event our operations change or we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $487.6 million change to our revenues for the year ended December 31, 2007.

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

Based upon this evaluation, and as discussed in our report, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Except as set forth below, the information required by Items 10 through 14 is included in the Company’s definitive proxy statement under the captions “Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis,” (“CD&A”) “Executive and Directors Compensation”, “Security Ownership of Certain Beneficial Owners and Management,” “Independent Registered Public Accounting Firms,” “Related Party Transactions,” “Other Matters” and “Our Corporate Governance.” Such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2007.

		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance
	be issued upon exercise	outstanding	under equity compensation
	of outstanding options,	options, warrants	plans (excluding securities
	warrants and rights	And rights	reflected in column (A))
Plan Category	(A)	(B)	(C)

Equity compensation plans approved by security holders	385,780	9.11	2,630,117
Equity compensation plans not approved by security holders	0	—	—

Total	385,780	9.11	2,630,117

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedule — Schedule II — Valuation and Qualifying Accounts following the Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

(3) Exhibits — See the Index of Exhibits following the signature page for the exhibits to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2008.

Penske Automotive Group, Inc.

By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Chief Financial Officer

INDEX OF EXHIBITS

Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1		Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed on July 2, 2007).
3.2		Bylaws (incorporated by reference to exhibit 3.1 to our Form 8-K filed on December 7, 2007).
4	.1.1	Indenture regarding our 3.5% senior subordinated convertible notes due 2026, dated January 31, 2006, by and among us, as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed February 2, 2006).
4	.1.2	Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of February 21, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee.
4	.2.1	Indenture regarding our 7.75% senior subordinated notes due 2016 dated December 7, 2006, by and among us as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed on December 12, 2006).
4	.2.2	Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated February 21, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee.
4	.3.1	Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to our September 8, 2004 Form 8-K).
4	.3.2	Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).
4	.3.3	First amendment dated April 18, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference from exhibit 4.1 to our 8-K filed April 18, 2006).
4	.3.4	Second amendment dated May 9, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference from exhibit 4.4 to our 10-Q filed May 10, 2006).
4	.3.5	Third amendment dated August 8, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 10-Q filed on August 9, 2006).
4	.3.6	Fourth Amendment dated December 19, 2007 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 21, 2007.)
4	.5.1	Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.1 to our Form 8-K filed on September 5, 2006).
4	.5.2	Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.2 to our Form 8-K filed on September 5, 2006).
4	.5.3	Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).
10.1		Form of Dealer Agreement with Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
10.2		Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).

10.3		Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
10.4		Form of Dealership Agreement with BMW (GB) Limited
10.5		Form of Dealer Agreement with Toyota Motor Company (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).
10.6		Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
10.7		Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
10.8		Distributor Agreement dated October 31, 2006 between smart gmbh and smart USA Distributor LLC**
*10	.9	Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan.
*10	.10	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).
*10	.11	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan.
*10	.12	Penske Automotive Group, Inc. Management Incentive Plan.
10	.13.1	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).
10	.13.2	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to exhibit 10.4 to our Form 10-Q filed May 15, 2003.
10	.13.3	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).
10.14		Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed February 6, 2002.
10.15		Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).
10.16		Letter Agreement among Penske Corporation, Penske Capital Partners, L.L.C., Penske Automotive Holdings Corp., International Motor Cars Group I, L.L.C., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated April 4, 2003 (incorporated by reference to exhibit 5 to the Schedule 13D filed by Mitsui on April 10, 2003).
10.17		Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).
10.18		HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr. (incorporated by reference to exhibit 10.28.1 to registration statement no. 333-82264 filed February 6, 2002).
10.19		Stockholders Agreement among International Motor Cars Group II, L.L.C., Penske Automotive Holdings Corp., Penske Corporation and Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.1 to our March 26, 2004 Form 8-K).
10.20		VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, U.S., Transportation Resource Partners, LP., Penske Truck Leasing Co. LLP., and Opus Ventures General Partners Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).
10.21		Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, Transportation Resource Advisors LLC., Penske Truck Leasing Co. L.P. and Opus Ventures General Partner Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).
10.22		Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG Audit Plc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certifications.

*	Compensatory plans or contracts

**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC
As of December 31, 2007 and 2006 and For the Years Ended
December 31, 2007, 2006 and 2005

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Penske Automotive Group, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors that the Company’s internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.

Penske Automotive Group, Inc.
February 25, 2008

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements of UAG UK Holdings Limited has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-5.

UAG UK Holdings Limited
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Penske Automotive Group, Inc.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary), which statements reflect total assets constituting 32% and 31% of consolidated total assets as of December 31, 2007 and 2006, respectively, and total revenues constituting 36%, 31%, and 29% of consolidated total revenues and income from continuing operations constituting 48%, 37% and 32% of consolidated income from continuing operations for the years ended December 31, 2007, 2006, and 2005, respectively. Those statements and the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts and to the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for UAG UK Holdings Limited and subsidiaries) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

/s/  Deloitte & Touche LLP
Detroit, Michigan
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
UAG UK Holdings Limited:

We have audited the accompanying consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited UAG UK Holdings Limited’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

/s/  KPMG Audit Plc

Birmingham, United Kingdom
February 25, 2008

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	per share amounts)

ASSETS
Cash and cash equivalents	$10,895	$13,147
Accounts receivable, net of allowance for doubtful accounts of $2,949 and $2,735, as of December 31, 2007 and 2006, respectively	449,278	465,579
Inventories, net	1,688,286	1,506,237
Other current assets	66,312	71,398
Assets held for sale	86,838	193,026

Total current assets	2,301,609	2,249,387
Property and equipment, net	618,491	592,718
Goodwill	1,424,853	1,274,410
Franchise value	238,706	243,635
Other assets	84,894	109,652

Total Assets	$4,668,553	$4,469,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,074,820	$872,906
Floor plan notes payable — non-trade	478,077	296,580
Accounts payable	268,214	298,066
Accrued expenses	212,601	213,957
Current portion of long-term debt	14,522	13,385
Liabilities held for sale	47,805	56,972

Total current liabilities	2,096,039	1,751,866
Long-term debt	830,106	1,168,666
Other long-term liabilities	320,949	253,617

Total Liabilities	3,247,094	3,174,149
Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 95,020 shares issued and outstanding at December 31, 2007; 94,468 shares issued and outstanding at December 31, 2006	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	733,896	768,794
Retained earnings	587,566	492,704
Accumulated other comprehensive income	99,988	79,379
Treasury stock, at cost; 0 and 5,306 shares at December 31, 2007 and 2006, respectively	—	(45,233)

Total Stockholders’ Equity	1,421,459	1,295,653

Total Liabilities and Stockholders’ Equity	$4,668,553	$4,469,802

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue:
New vehicle	$7,008,071	$6,185,880	$5,511,081
Used vehicle	3,149,145	2,531,001	2,015,657
Finance and insurance, net	290,144	246,448	227,487
Service and parts	1,413,986	1,228,876	1,023,853
Fleet and wholesale	1,096,393	934,514	774,860

Total revenues	12,957,739	11,126,719	9,552,938

Cost of sales:
New vehicle	6,417,064	5,644,220	5,024,711
Used vehicle	2,898,051	2,316,748	1,836,663
Service and parts	623,585	550,520	464,490
Fleet and wholesale	1,093,830	930,967	774,086

Total cost of sales	11,032,530	9,442,455	8,099,950

Gross profit	1,925,209	1,684,264	1,452,988
Selling, general and administrative expenses	1,531,628	1,337,019	1,135,814
Depreciation and amortization	50,957	43,164	37,362

Operating income	342,624	304,081	279,812
Floor plan interest expense	(74,749)	(59,806)	(46,266)
Other interest expense	(56,245)	(49,174)	(49,004)
Equity in earnings of affiliates	4,084	8,201	4,271
Loss on debt redemption	(18,634)	—	—

Income from continuing operations before income taxes and minority interests	197,080	203,302	188,813
Income taxes	(67,310)	(68,906)	(68,504)
Minority interests	(1,972)	(2,172)	(1,814)

Income from continuing operations	127,798	132,224	118,495
(Loss) income from discontinued operations, net of tax	(59)	(7,523)	478

Net income	$127,739	$124,701	$118,973

Basic earnings per share:
Continuing operations	$1.36	$1.42	$1.28
Discontinued operations	(0.00)	(0.08)	0.01
Net income	$1.36	$1.34	$1.28
Shares used in determining basic earnings per share	94,104	93,393	92,832
Diluted earnings per share:
Continuing operations	$1.35	$1.40	$1.26
Discontinued operations	(0.00)	(0.08)	0.01
Net income	$1.35	$1.32	$1.27
Shares used in determining diluted earnings per share	94,558	94,178	93,932
Cash dividends per share	$0.30	$0.27	$0.23

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Voting and
	Non-voting				Accumulated
	Common Stock		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Unearned	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Equity	Income
	(Dollars in thousands)

Balances, January 1, 2005	92,965,208	$9	$742,547	$305,881	$57,463	$(4,587)	$(26,278)	$1,075,035
Equity compensation	333,164	—	5,492	—	—	(1,964)	—	3,528
Reclassification of unamortized restricted stock expense	—	—	(6,551)	—	—	6,551	—	—
Exercise of options, including tax benefit of $1,195	469,096	—	4,673	—	—	—	—	4,673
Dividends	—	—	—	(20,844)	—	—	—	(20,844)
Foreign currency translation	—	—	—	—	(39,473)	—	—	(39,473)	$(39,473)
Other	—	—	—	—	3,840	—	—	3,840	3,840
Net income	—	—	—	118,973	—	—	—	118,973	118,973

Balances, December 31, 2005	93,767,468	$9	$746,161	$404,010	$21,830	$—	$(26,278)	$1,145,732	$83,340

Adjustment (note 1)	—	—	—	(10,792)	—	—	—	(10,792)
Equity compensation	226,797	—	4,564	—	—	—	—	4,564
Exercise of options, including tax benefit of $8,695	1,473,748	—	18,069	—	—	—	—	18,069
Repurchase of common stock	(1,000,000)	—	—	—	—	—	(18,955)	(18,955)
Dividends	—	—	—	(25,215)	—	—	—	(25,215)
Foreign currency translation	—	—	—	—	53,420	—	—	53,420	$53,420
Other	—	—	—	—	4,129	—	—	4,129	4,129
Net income	—	—	—	124,701	—	—	—	124,701	124,701

Balances, December 31, 2006	94,468,013	$9	$768,794	$492,704	$79,379	$—	$(45,233)	$1,295,653	$182,250

Adoption of FIN 48 (note 15)	—	—	—	(4,430)	—	—	—	(4,430)
Equity compensation	346,265	—	7,721	—	—	—	—	7,721
Exercise of options, including tax benefit of $1,113	205,485	—	2,614	—	—	—	—	2,614
Dividends	—	—	—	(28,447)	—	—	—	(28,447)
Foreign currency translation	—	—	—	—	12,745	—	—	12,745	$12,745
Other	—	—	—	—	7,864	—	—	7,864	7,864
Retirement of treasury stock	—	—	(45,233)	—	—	—	45,233	—
Net income	—	—	—	127,739	—	—	—	127,739	127,739

Balances, December 31, 2007	95,019,763	$9	$733,896	$587,566	$99,988	$—	$—	$1,421,459	$148,348

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating Activities:
Net income	$127,739	$124,701	$118,973
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	50,957	43,164	37,362
Undistributed earnings of equity method investments	(4,084)	(7,951)	(4,271)
Loss (Income) from discontinued operations, net of tax	59	7,523	(478)
Loss on debt redemption	18,634	—	—
Deferred income taxes	29,744	29,947	17,381
Minority interests	1,972	2,172	1,814
Changes in operating assets and liabilities:
Accounts receivable	23,668	(49,198)	(59,462)
Inventories	(140,613)	(213,665)	23,154
Floor plan notes payable	209,556	139,874	25,555
Accounts payable and accrued expenses	(29,221)	54,229	(19,099)
Other	21,664	(14,719)	28,889

Net cash from continuing operating activities	310,075	116,077	169,818

Investing Activities:
Purchase of equipment and improvements	(194,954)	(223,967)	(216,125)
Proceeds from sale-leaseback transactions	131,793	106,167	118,470
Dealership acquisitions, net, including repayment of sellers floor plan notes payable of $51,904, $113,386 and $44,745, respectively	(180,721)	(370,231)	(125,579)
Other	15,518	—	—

Net cash from continuing investing activities	(228,364)	(488,031)	(223,234)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	426,900	441,500	195,000
Repayments under U.S. Credit Agreement	(426,900)	(713,500)	(177,800)
Issuance of subordinated debt	—	750,000	—
Net (repayments) borrowings of other long-term debt	(34,190)	60,928	(14,844)
Net borrowings (repayments) of floor plan notes payable — non-trade	193,537	(54,395)	14,900
Payment of deferred financing costs	—	(17,210)	—
Redemption 9 5/8% Senior Subordinated Debt	(314,439)	—	—
Proceeds from exercises of common stock including excess tax benefit	2,614	18,069	4,674
Repurchase of common stock	—	(18,955)	—
Dividends	(28,447)	(25,215)	(20,844)

Net cash from continuing financing activities	(180,925)	441,222	1,086

Discontinued operations:
Net cash from discontinued operating activities	10,587	(64,009)	(14,461)
Net cash from discontinued investing activities	69,969	56,023	70,950
Net cash from discontinued financing activities	16,406	(55,784)	(13,381)

Net cash from discontinued operations	96,962	(63,770)	43,108

Net change in cash and cash equivalents	(2,252)	5,498	(9,222)
Cash and cash equivalents, beginning of period	13,147	7,649	16,871

Cash and cash equivalents, end of period	$10,895	$13,147	$7,649

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$138,941	$105,787	$98,815
Income taxes	35,054	35,230	37,461
Seller financed/assumed debt	2,992	64,168	5,300

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

1.	Organization and Summary of Significant Accounting Policies

Business Overview and Concentrations

Penske Automotive Group, Inc. (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, parts, collision repair, finance and lease contracts, third-party insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a franchise agreement, could have a material impact on the Company’s operating results, financial position or cash flows. For the year ended December 31, 2007, BMW/MINI accounted for 22% of the Company’s total revenues, Toyota/Lexus brands accounted for 20%, Honda/Acura accounted for 15% and Daimler brands accounted for 11%. No other manufacturer accounted for more than 10% of our total revenue. At December 31, 2007 and 2006, the Company had receivables from manufacturers of $89,551 and $89,480, respectively. In addition, a large portion of the Company’s contracts in transit are due from manufacturers’ captive finance subsidiaries. In 2007, the Company established a wholly-owned subsidiary, smart USA Distributor LLC, which is the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico.

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

The consolidated financial statements have been updated for entities that have been treated as discontinued operations through December 31, 2007 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which permits the Company to adjust for the cumulative effect of prior period immaterial errors in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. SAB 108 was effective for the Company for the fiscal year ending December 31, 2006. As a result, the Company adjusted its opening retained earnings for fiscal 2006 and its financial results for the first three quarters of fiscal 2006 to correct errors related to operating leases with scheduled rent increases which were not accounted for on a straight line basis over the rental period. The errors, which were previously determined to be immaterial on a quantitative and qualitative basis under the Company’s assessment methodology for each individual period, impacted net income by $804 during the year ended December 31, 2005. A summary of the amounts of the errors follows:

2006

Cumulative effect on stockholders’ equity as of January 1,	$(10,792)
Effect on:
Net income for the three months ended March 31,	$(138)
Net income for the three months ended June 30,	$(143)
Net income for the three months ended September 30,	$(143)

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Results for the year ended December 31, 2007 include charges of $18,634 ($12,300 after-tax) relating to the redemption of the $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes and $6,267 ($4,500 after tax) relating to impairment losses. Results for the year ended December 31, 2005 include $8,163 ($5,200 after-tax) of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at the Company’s dealerships from 2001 through 2005.

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

Contracts in Transit

Contracts in transit represent receivables from unrelated finance companies for the portion of the vehicle purchase price financed by customers through sources arranged by the Company. Contracts in transit, included in accounts receivable, net in the Company’s consolidated balance sheets, amounted to $182,443 and $181,683 as of December 31, 2007 and 2006, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts and accessories are based on factory list prices.

Property and Equipment

Property and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than leasehold improvements, are between 3 and 15 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset.

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

Income Taxes

Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not more likely than not to allow for the use of the deduction or credit.

Intangible Assets

Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired with business combinations. Intangible assets are required to be amortized over their estimated useful lives. We believe the franchise values of our dealerships have an indefinite useful life based on the following facts:

•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	Our history shows that manufacturers have not terminated franchise agreements.

The following is a summary of the changes in the carrying amount of goodwill and franchise value during the years ended December 31, 2007 and 2006:

		Franchise
	Goodwill	Value

Balance — December 31, 2005	$1,023,215	$186,336
Additions	217,249	47,832
Foreign currency translation	33,946	9,467

Balance — December 31, 2006	$1,274,410	$243,635
Additions	104,846	41,917
Deletions	(10,254)	(1,224)
Reclassifications	49,248	(49,248)
Foreign currency translation	6,603	3,626

Balance — December 31, 2007	$1,424,853	$238,706

As of December 31, 2007 and 2006, approximately $652,584 and $648,334, respectively, of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill. During 2007, the Company recorded a reclassification between goodwill and franchise value to correct an immaterial error in the carrying value of franchise value recorded in connection with certain business combination transactions between 2002 and 2006.

Impairment Testing

Franchise value impairment is assessed as of October 1 every year through a comparison of its carrying amounts with its estimated fair values. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized up to that excess. We also evaluate our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise has an indefinite life. Goodwill impairment is assessed at the reporting

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

unit level as of October 1 every year and upon the occurrence of an indicator of impairment. An indicator of impairment exists if the carrying amount of the reporting unit including goodwill is determined to exceed its estimated fair value. If an indication of goodwill impairment exists, the impairment is measured by comparing the estimated fair value of its reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to that excess.

The fair values of franchise value and goodwill are determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If future events and circumstances cause significant changes in the assumptions underlying our analysis and result in a reduction of our estimates of fair value, we may incur an impairment charge.

Investments

Investments include marketable securities and investments in businesses accounted for under the equity method. The majority of the Company’s investments are in joint venture relationships. Such joint venture relationships are accounted for under the equity method, pursuant to which the Company records its proportionate share of the joint ventures’ income each period.

Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment was identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. During 2007, the Company recorded an adjustment to the carrying value of its investment in Internet Brands to recognize an other than temporary impairment of $3,360 which became apparent upon their initial public offering.

The Company and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of the arrangement with Sirius, the Company’s dealerships in the U.S. endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. The Company and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement through January 4, 2009. The Company’s costs relating to such marketing initiatives are expensed as incurred. As compensation for its efforts, the Company received warrants to purchase shares of Sirius common stock in 2004 that are being earned ratably on an annual basis through January 2009. The Company measures the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since the Company can reasonably estimate the number of warrants being earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is being recognized ratably during each annual period.

The Company also received the right to earn additional warrants to purchase Sirius common stock based upon the sale of certain units of specified vehicle brands through December 31, 2007. Since the Company could not reasonably estimate the number of warrants earned subject to the sale of units, the fair value of these warrants was recognized when they were earned.

As of December 31, 2007, the Company had $1,318 of investments in Sirius common stock and warrants to purchase common stock that were classified as trading securities for which unrealized gains and losses have been included in earnings. The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount the Company earns under this arrangement. The warrants may be cancelled upon the termination of the arrangement.

The remaining marketable securities held by us are classified as available for sale and are stated at fair value on our balance sheet with unrealized gains and losses included in other comprehensive income (loss), a separate component of stockholders’ equity. A decline in the value of an investment that is deemed to be other than

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

temporary would be an indicator of impairment and may result in an impairment charge reducing the investment’s carrying value to fair value.

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

	December 31,	December 31,
	2007	2006

$375,000, 7.75% Senior Subordinated Notes due 2016	$361,875	$375,468
$375,000, 3.5% Senior Subordinated Convertible Notes due 2026	373,650	433,125
Interest rate swap	176	1,369
$300,000, 9.625% Senior Subordinated Notes due 2012	—	316,050

Revenue Recognition

Vehicle, Parts and Service Sales

The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award is received, or upon attainment of the particular program goals if not associated with individual vehicles.

Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, the Company sells its credit sale contracts to various financial institutions on a non-recourse basis to mitigate the risk of default. The Company receives a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. The Company also receives commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company received may be charged back based on the terms of the contracts. The revenue the Company records relating to

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

these transactions is net of an estimate of the amount of chargebacks the Company will be required to pay. The Company’s estimate is based upon the Company’s historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products.

Defined Contribution Plans

The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. The Company incurred expense of $11,053, $9,596 and $8,315 relating to such plans during the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred net advertising costs of $88,472, $85,104 and $73,506 during the years ended December 31, 2007, 2006 and 2005, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $15,545, $6,955 and $7,168 during the years ended December 31, 2007, 2006 and 2005, respectively.

Self Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors.

Earnings Per Share

Basic earnings per share is computed using net income and the weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 follows:

	Year Ended December 31,
	2007	2006	2005

Weighted average number of common shares outstanding	94,104	93,393	92,832
Effect of stock options	193	425	820
Effect of restricted stock	261	360	280

Weighted average number of common shares outstanding, including effect of dilutive securities	94,558	94,178	93,932

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 8, may be converted to voting common stock. As of December 31, 2007 and

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

2006, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.

Hedging

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, and recorded in the income statement only when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

Stock-Based Compensation

The Company elected to adopt SFAS No. 123(R), “Share-Based Payment,” as amended and interpreted, effective July 1, 2005. The Company utilized the modified prospective method approach, pursuant to which the Company has recorded compensation expense for all awards granted after July 1, 2005 based on their fair value. The Company’s share-based payments have generally been in the form of “non-vested shares,” the fair value of which are measured as if they were vested and issued on the grant date.

Prior to July 1, 2005, the Company accounted for stock-based compensation using the intrinsic value method pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” During that time, the Company followed the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as interpreted and amended. As a result, no compensation expense was recorded with respect to option grants. Had the Company elected to recognize compensation expense for option grants using the fair value method prior to July 1, 2005, the effect on net income and basic and diluted earnings per share would not have been material for the year ended December 31, 2005. See footnote 13 for a detailed description of the Company’s stock compensation plans.

New Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS 157 required by SFAS 159 must be adopted as originally scheduled. SFAS 157 thus becomes effective for our non-financial assets and liabilities on January 1, 2009. We will continue to evaluate the impact of those elements of this pronouncement.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. Since we will not elect the fair value option with respect to any of our current financial assets or financial liabilities when the provisions of this pronouncement become effective for us on January 1, 2008, there will be no impact upon the adoption.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

SFAS No. 141(R) “Business Combinations” requires almost all assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period and all acquisition costs in pre-acquisition periods to be expensed. The pronouncement also clarifies the accounting under various scenarios such as step purchases or where the fair value of assets and liabilities acquired exceeds the consideration. SFAS 141(R) will be effective for us on January 1, 2009. We are currently evaluating the impact of this pronouncement.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” clarifies that a noncontrolling interest in a subsidiary must be measured at fair value and classified as a separate component of equity. This pronouncement also outlines the accounting for changes in a parent’s ownership in a subsidiary. SFAS 160 will be effective for us on January 1, 2009. We are currently evaluating the impact of this pronouncement.

2.	Equity Method Investees

The Company’s investments in companies that are accounted for on the equity method consist of the following: the Jacobs Group (50%), the Nix Group (50%), the Reisacher Group (50%), Penske Wynn Ferrari Maserati (50%), Toyota de Monterrey (48.7%), Toyota de Aguascalientes (45%), QEK Global Solutions (22.5%), National Powersports (9.4%) and Fleetwash (7%). All of these operations except QEK, Fleetwash and National Powersports are engaged in the sale and servicing of automobiles. QEK is an automotive fleet management company, Fleetwash provides vehicle fleet washing services and National Powersports provides auction services to the motorcycle, ATV and other recreational vehicle market. The Company’s investment in entities accounted for under the equity method amounted to $64,384 and $65,470 at December 31, 2007 and 2006, respectively.

The combined results of operations and financial position of the Company’s equity basis investments are summarized as follows:

Condensed income statement information:

	Year Ended December 31,
	2007	2006	2005

Revenues	$1,074,144	$927,158	$859,324
Gross margin	199,033	172,089	163,942
Net income	7,079	17,372	9,532
Equity in net income of affiliates	4,084	8,201	4,271

Condensed balance sheet information:

	December 31,	December 31,
	2007	2006

Current assets	$318,965	$203,409
Noncurrent assets	284,184	245,647

Total assets	$603,149	$449,056

Current liabilities	$305,607	$202,666
Noncurrent liabilities	124,368	73,638
Equity	173,174	172,752

Total liabilities and equity	$603,149	$449,056

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

3.	Business Combinations

The Company acquired eleven and fifty four franchises during 2007 and 2006, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. Of the total amount allocated to intangible assets, approximately $4,250 and $98,000 is deductible for tax purposes as of December 31, 2007 and 2006, respectively. A summary of the aggregate purchase price allocations in each year follows:

	December 31,
	2007	2006

Accounts receivable	$16,198	$24,171
Inventory	68,449	165,504
Other current assets	2,979	20,197
Property and equipment	6,152	70,983
Goodwill	104,846	214,749
Franchise value	41,917	47,832
Other assets	6,921	13,813
Current liabilities	(19,219)	(99,060)
Non-current liabilities	(44,530)	(23,790)

Total purchase price	183,713	434,399
Seller financed/assumed debt	(2,992)	(64,168)

Cash used in dealership acquisitions	$180,721	$370,231

The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2007 and 2006 give effect to acquisitions consummated during 2007 and 2006 as if they had occurred on January 1, 2006.

	December 31,
	2007	2006

Revenues	$13,193,063	$12,141,566
Income from continuing operations	129,218	135,168
Net income	129,159	127,645
Income from continuing operations per diluted common share	1.37	1.44
Net income per diluted common share	$1.37	$1.36

4.	Discontinued Operations

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

operations of the remaining franchises. Combined financial information regarding dealerships accounted for as discontinued operations follows:

	Year Ended December 31,
	2007	2006	2005

Revenues	$490,875	$983,133	$1,432,104
Pre-tax income (loss)	(2,250)	(6,205)	(3,832)
Gain (loss) on disposal	4,044	(3,917)	6,988

	December 31,	December 31,
	2007	2006

Inventories	$47,502	$120,528
Other assets	39,336	72,498

Total assets	$86,838	$193,026

Floor plan notes payable (including non-trade)	$37,556	$32,099
Other liabilities	10,249	24,873

Total liabilities	$47,805	$56,972

In December 2007, the Company reclassified a group of dealerships previously reported as held for sale as held and used. The Company reduced the carrying value of the assets in this group of dealerships by $2,907 of depreciation expense deferred pursuant to SFAS No. 144 which has been included in selling, general and administrative expenses. Combined financial information regarding dealerships returned to held and used status follows:

	Year Ended December 31,
	2007	2006	2005

Revenues	$239,737	$180,041	$196,471
Pre-tax income (loss)	2,840	2,081	(361)
Carrying value adjustment	(2,907)	—	—

5.	Inventories

Inventories consisted of the following:

	December 31,	December 31,
	2007	2006

New vehicles	$1,224,414	$1,069,140
Used vehicles	379,986	359,629
Parts, accessories and other	83,886	77,468

Total inventories, net	$1,688,286	$1,506,237

The Company receives non-refundable credits from certain of its vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $31,555, $30,097 and $27,437 during the years ended December 31, 2007, 2006 and 2005, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006

Buildings and leasehold improvements	$529,689	$489,365
Furniture, fixtures and equipment	293,653	268,857

Total	823,342	758,222
Less: Accumulated depreciation and amortization	(204,851)	(165,504)

Property and equipment, net	$618,491	$592,718

As of December 31, 2007 and 2006, approximately $5,170 and $2,199, respectively, of capitalized interest is included in buildings and leasehold improvements and is being amortized over the useful life of the related assets.

7.	Floor Plan Notes Payable — Trade and Non-trade

The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR or Euro Interbank Offer Rate. The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 9, was 5.2%, 6.1% and 5.4% for the years ended December 31, 2007, 2006 and 2005, respectively. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated balance sheets and classifies related cash flows as a financing activity on its consolidated statements of cash flows.

8.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2007	2006

U.S. Credit Agreement	$—	$—
U.K. Credit Agreement	91,265	117,544
9.625% Senior Subordinated Notes due 2012	—	300,000
7.75% Senior Subordinated Notes due 2016	375,000	375,000
3.5% Senior Subordinated Convertible Notes due 2026	375,000	375,000
Other	3,363	14,507

Total long-term debt	844,628	1,182,051
Less: current portion	(14,522)	(13,385)

Net long-term debt	$830,106	$1,168,666

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2008	$14,522
2009	14,151
2010	14,129
2011	49,295
2012	113
2013 and thereafter	752,418

Total long-term debt	$844,628

U.S. Credit Agreement

The Company is party to a credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 of borrowing capacity for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, and for an additional $10,000 of availability for letters of credit, through September 30, 2010. The revolving loans bear interest at defined LIBOR plus 1.75%.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2007, the Company was in compliance with all covenants under the U.S. Credit Agreement.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. Credit Agreement. Other than $500 of letters of credit 2007, no other amounts were outstanding under this facility as of December 31, 2007.

U.K. Credit Agreement

The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a multi-option credit agreement, a fixed rate credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £70,000 in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30,000 funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals through June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £30,000 that bears interest at the Bank of England Base Rate plus 1.00% and matures on August 31, 2011.

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2007, the Company was in compliance with all covenants under the U.K. Credit Agreement.

The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. Credit Agreement. As of December 31, 2007, outstanding loans under the U.K. Credit Agreement amounted to £45,931 ($91,265).

7.75% Senior Subordinated Notes

On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on a senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2007, the Company was in compliance with all negative covenants and there were no events of default.

Senior Subordinated Convertible Notes

On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2007, the Company was in compliance with all negative covenants and there were no events of default.

Holders of the convertible notes may convert them based on a conversion rate of 42.2052 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period commencing after March 31, 2006, if the closing price of the common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.43 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of the common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.

PENSKE AUTOMOTIVE GROUP, INC.

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

In the event of a conversion due to a change of control on or before April 6, 2011, the Company will pay, to the extent described in the indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes. In addition, the Company will pay contingent interest in cash, commencing with any six-month period from April 1 to September 30 and from October 1 to March 31, beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of that six-month period equals 120% or more of the principal amount of the Convertible Note.

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

9.	Interest Rate Swaps

The Company was party to an interest rate swap agreement through January 2008, pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings. During the year ended December 31, 2007, the swap reduced the weighted average interest rate on floor plan borrowings by approximately 0.1%. As of December 31, 2007, the Company expects approximately $19 associated with the swap to be recognized as a reduction of interest expense in January of 2008.

In January 2008, we entered into new three year interest rate swap agreements pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt was fixed at 3.67%. Under this arrangement, we will receive from or pay to, the counterparty the difference between the LIBOR interest cost for $300.0 million, and 3.67%. This arrangement is in effect through January 2011 or earlier termination of the arrangement. We may terminate this arrangement at any time, subject to the settlement at that time of the future value of the swap arrangement. The swap is designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings.

10.	Off-Balance Sheet Arrangements

The Convertible Notes are convertible into shares of the Company’s common stock, at the option of the holder, as described in Note 8. Certain of these conditions are linked to the market value of the common stock. This type of

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

financing arrangement was selected in order to achieve a more favorable interest rate (as opposed to other forms of available financing). Since the Company or the holders of the Convertible Notes can redeem these notes on or after April, 2011, a conversion or a redemption of these notes is likely to occur in 2011. The repayment will include cash for the principal amount of the Convertible Notes then outstanding plus an amount payable in either cash or stock, at the Company’s option, depending on the trading price of the common stock.

11.	Commitments and Contingent Liabilities

The Company is involved in litigation which may relate to issues with customers, employment related matters, class action claims, purported class action claims, and claims brought by governmental authorities. As of December 31, 2007, the Company is not party to any legal proceedings, including class action lawsuits to which it is a party, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company is party to a joint venture agreement with respect to one of the Company’s franchises pursuant to which the Company is required to repurchase its partner’s interest in July 2008. The Company expects this payment to be approximately $4.9 million.

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

Minimum future rental payments required under non-cancelable operating leases in effect as of December 31, 2007 are as follows:

2008	$167,640
2009	165,159
2010	162,914
2011	161,755
2012	159,834
2013 and thereafter	3,955,085

$4,772,387

Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $152,267, $132,569 and $106,892, respectively. A number of the dealership leases are with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities. Of the total rental payments, $455, $9,860 and $10,200, respectively, were made to related parties during 2007, 2006, and 2005, respectively (See Note 12).

12.	Related Party Transactions

The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. During the years ended December 31, 2007, 2006 and 2005, the Company paid $455, $4,160 and $4,700, respectively, to AGR under these lease agreements. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR. Each of these transactions is valued at a price that is independently confirmed. During the years ended December 31, 2006

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

and 2005, the Company sold AGR real property and/or improvements for $132 and $43,874, respectively, which were subsequently leased by AGR to the Company. There were no gains or losses associated with such sales. During the year ended December 31, 2006, the Company purchased $25,630 of real property and improvements from AGR. There were no purchase or sale transactions with AGR in 2007. The Company is also currently a tenant under a number of non-cancelable lease agreements with former owners who continue to operate the dealerships as employees of the Company or with other affiliated entities.

The Company sometimes pays to and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions and those relating to AGR mentioned above, reflect the provider’s cost or an amount mutually agreed upon by both parties. During the years ended December 31, 2007, 2006 and 2005, Penske Corporation and its affiliates billed the Company $3,989, $5,396 and $6,108, respectively, and the Company billed Penske Corporation and its affiliates $105, $223 and $96 , respectively, for such services. As of December 31, 2007 and 2006, the Company had $4 and $10 of receivables from and $358 and $824 of payables to Penske Corporation and its subsidiaries, respectively.

The Company and Penske Corporation have entered into a joint insurance agreement which provides that, with respect to joint insurance policies (which includes the Company’s property policy), available coverage with respect to a loss shall be paid to each party as stipulated in the policies. In the event of losses by the Company and Penske Corporation that exceed the limit of liability for any policy or policy period, the total policy proceeds shall be allocated based on the ratio of premiums paid.

From time to time the Company enters into joint venture relationships in the ordinary course of business, pursuant to which it acquires dealerships together with other investors. The Company may also provide these ventures with working capital and other debt financing at costs that are based on the Company’s incremental borrowing rate. As of December 31, 2007, the Company’s joint venture relationships are as follows:

		Ownership
Location	Dealerships	Interest

Fairfield, Connecticut	Mercedes-Benz, Audi, Porsche, smart	90.00	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Tysons Corner, Virginia	Aston Martin, Audi, Mercedes-Benz, Porsche, smart	90.00	%(B)(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Mentor, Ohio	Honda	75.00	%(B)
Munich, Germany	BMW, MINI	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Achen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(D)
Mexico	Toyota	48.70	%(D)
Mexico	Toyota	45.00	%(D)

(A)	An entity controlled by one of the Company’s directors (the “Investor”), owns an 10.0% interest in this joint venture which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in the Company’s financial statements.

(C)	Roger S. Penske, Jr. owns a 10% interest in this joint venture.

(D)	Entity is accounted for using the equity method of accounting.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

13.	Stock-Based Compensation

Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 4,200 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of December 31, 2007, 2,630 shares of common stock were available for grant under the Plan. Compensation expense related to the Plan was $5,045, $3,610, and $3,217 during the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted Stock

During 2007, 2006 and 2005, the Company granted 269, 245 and 362 shares, respectively, of restricted common stock at no cost to participants under the Plan. The restricted stock entitles the participants to vote their respective shares and receive dividends. The shares are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four year period from the grant date. The grant date quoted market price of the underlying common stock is amortized to expense over the restriction period. As of December 31, 2007, there was $9,240 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the next 3.5 years.

Presented below is a summary of the status of the Company’s restricted stock as of December 31, 2006 and changes during the year ended December 31, 2007:

		Weighted Average
	Shares	Grant-Date Fair Value	Intrinsic Value

January 1, 2007	674	$17.38	$15,900
Granted	269	21.54
Vested	(211)	16.73
Forfeited	(27)	18.25

December 31, 2007	705	$19.24	$12,300

Stock Options

The Company granted options to purchase 30 shares of common stock to participants under the Plan during 2005. The options generally vested over a three year period and had a maximum term of ten years. The Company did not grant any options to purchase shares of common stock during either 2007 or 2006. The fair value of each grant was calculated with the following weighted average assumptions:

Expected dividend yield	1.3%
Risk free interest rates	4.00%
Expected life	5.0 years
Expected volatility	33.00%

The weighted average fair value of options granted was $9.35 per share for the year ended December 31, 2005.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

Presented below is a summary of the status of stock options held by participants during 2007, 2006 and 2005:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	733	$8.40	1,406	$8.20	1,884	$8.17
Granted	—	—	—	—	30	14.86
Exercised	205	7.30	673	7.98	469	8.56
Forfeited	142	8.05	—	—	39	8.14

Options outstanding at end of year	386	$9.11	733	$8.40	1,406	$8.20

The following table summarizes the status of stock options outstanding and exercisable for the year ended December 31, 2007:

		Weighted	Weighted		Weighted
	Stock	Average	Average	Stock	Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$3 to $6	96	3.1	$4.80	96	$4.80
6 to 16	290	4.2	10.53	290	10.53

	386			386

During 2006, options to purchase 800 shares of common stock with an exercise price of $5.00 per share were exercised that were issued outside of the Plan in 1999. As of December 31, 2007, no options issued outside of the Plan were outstanding.

14.	Stockholders’ Equity

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, follow:

			Accumulated
			Other
	Currency		Comprehensive
	Translation	Other	Income

Balance at December 31, 2004	$64,349	$(6,886)	$57,463
Change	(39,473)	3,840	(35,633)

Balance at December 31, 2005	24,876	(3,046)	21,830
Change	53,420	4,129	57,549

Balance at December 31, 2006	78,296	1,083	79,379
Change	12,648	7,961	20,609

Balance at December 31, 2007	$90,944	$9,044	$99,988

Other Transactions

On January 26, 2006, the Company repurchased 1,000 shares of our outstanding common stock for $18,960, or $18.96 per share.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

15.	Income Taxes

The income tax provision relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$10,254	$15,812	$22,420
State and local	2,961	4,092	4,515
Foreign	24,351	19,055	24,188

Total current	37,566	38,959	51,123

Deferred:
Federal	19,729	22,617	17,321
State and local	3,937	2,903	3,283
Foreign	6,078	4,427	(3,223)

Total deferred	29,744	29,947	17,381

Income tax provision relating to continuing operations	$67,310	$68,906	$68,504

The income tax provision relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2007	2006	2005

Income tax provision relating to continuing operations at federal statutory rate of 35%	$68,976	$71,143	$66,088
State and local income taxes, net of federal benefit	4,358	3,873	4,928
Foreign	(4,553)	(6,671)	(3,961)
Other	(1,471)	561	1,449

Income tax provision relating to continuing operations	$67,310	$68,906	$68,504

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

The components of deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006

Deferred Tax Assets
Accrued liabilities	$29,424	$34,603
Net operating loss carryforwards	8,154	8,615
Interest rate swap	384	1,929
Other	5,508	6,209

Total deferred tax assets	43,470	51,356
Valuation allowance	(2,337)	(3,943)

Net deferred tax assets	41,133	47,413

Deferred Tax Liabilities
Depreciation and amortization	(189,595)	(135,411)
Partnership investments	(16,412)	(16,379)
Other	(16,253)	(7,484)

Total deferred tax liabilities	(222,260)	(159,274)

Net deferred tax liabilities	$(181,127)	$(111,861)

During 2007, the Company corrected an immaterial error in deferred tax liabilities to correctly reflect the tax effect of franchise value.

FASB Interpretation (“FIN”) No. 48 “ Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertain tax positions, prescribing a minimum recognition threshold a tax position is required to meet before being recognized, and providing guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The Company adopted FIN No. 48 as of January 1, 2007, pursuant to which the Company recorded a $4,430 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The movement in uncertain tax positions for the year ended December 31, 2007 was as follows

Uncertain tax positions — January 1, 2007	$39,339
Gross increase — tax position in prior periods	10,087
Gross decrease — tax position in prior periods	(498)
Gross increase — current period tax position	433
Settlements	(3,872)
Lapse in statute of limitations	(2,156)

Uncertain tax positions — December 31, 2007	$43,333

The portion of the total amount of uncertain tax positions that, if recognized, would impact the effective tax rate was $25,777. The Company has elected to include interest and penalties in its income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2007 was $7,947. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. The Company’s U.S. federal returns remain open to examination from 2004 through 2006. Various foreign and U.S. states jurisdictions are open from 2002 through 2006.

The Company does not provide for U.S. taxes relating to the undistributed earnings or losses of its foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the United Kingdom) was $103,395 $84,635 and $70,468 during the years ended December 31,

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

2007, 2006 and 2005, respectively. It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2007, the Company has not provided U.S. federal income taxes on a total of $373,306 of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.

At December 31, 2007, the Company has $97,768 of state net operating loss carryforwards in the U.S. that expire at various dates through 2026, U.S. state credit carryforwards of $1,526 that will not expire, a U.K. net operating loss carryforward of $8,653 that will not expire, and a U.K. capital loss of $2,361 that will not expire. During 2006, a German net operating loss of $1,865 was fully utilized.

A valuation allowance of $2,308 has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $29 has been recorded against the U.S. state credit carryforwards. In 2006, a valuation allowance of $692 was removed due to the utilization of a German net operating loss.

The Company has classified its tax reserves as a long term obligation on the basis that management does not expect to make any payments relating to those reserves within the next twelve months.

16.	Segment Information

The Company has two reportable operating segments as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: (i) Retail and (ii) Distribution. The Company’s operations are organized by management by line of business and geography. The Retail segment includes all automotive dealerships, regardless of geography, and includes all departments relevant to the operation of the dealerships. We believe the dealership operations included in the Retail segment are one reportable segment as their operations (i) have similar economic characteristics (all are automotive dealerships having similar margins), (ii) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (iii) have similar target markets and customers (generally individuals) and (iv) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions.) The Distribution segment includes the distribution of smart vehicles, parts and accessories in the U.S. and Puerto Rico. The accounting policies of both segments are the same and are described in Note 1. At December 31, 2007, the Distribution segment’s financial position and results of operations are immaterial due to the fact that the smart distribution business was being developed during 2007. Vehicles will be distributed in 2008, at which time the Company will disclose additional information about the Distribution segment. During 2007, the Company incurred $5,458 of expenses relating to the establishment of the Distribution segment and has $5,189 invested in the Distribution segment as of December 31, 2007.

The following table presents certain data by geographic area:

	Year Ended December 31,
	2007	2006	2005

Sales to external customers:
United States	$8,081,687	$7,526,115	$6,703,764
Foreign	4,876,052	3,600,604	2,849,174

Total sales to external customers	$12,957,739	$11,126,719	$9,552,938

Long-lived assets, net:
United States	$460,493	$466,193
Foreign	242,892	236,177

Total long-lived assets	$703,385	$702,370

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

The Company’s foreign operations are predominantly based in the United Kingdom.

17.	Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007(1)(2)(3)
Total revenues	$3,092,938	$3,377,978	$3,405,685	$3,081,138
Gross profit	463,847	494,579	502,825	463,958
Net income	14,582	40,349	43,400	29,408
Diluted earnings per share	$0.15	$0.43	$0.46	$0.31

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006(1)(2)(4)
Total revenues	$2,521,439	$2,802,717	$2,941,790	$2,860,773
Gross profit	393,139	423,025	438,941	429,159
Net income	23,955	36,693	33,730	30,323
Diluted earnings per share	$0.25	$0.39	$0.36	$0.32

(1)	As discussed in Note 4, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

(3)	Results for the year ended December 31, 2007 include charges of $18,634 ($12,300 after-tax) relating to the redemption of $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes during the first quarter and $6,267 ($4,500 after tax) relating to impairment losses during the fourth quarter.

(4)	As discussed in Note 1, the Company adjusted its financial results for the first three quarters of fiscal 2006 in accordance with SAB 108.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

18.	Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 for Penske Automotive Group, Inc.’s (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis. The 2006 and 2005 condensed consolidating financial statements have been restated for an immaterial error relating to the presentation of long-term debt.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$10,895	$—	$—	$—	$10,895
Accounts receivable, net	449,278	(210,645)	210,945	289,939	159,039
Inventories, net	1,688,286	—	—	924,632	763,654
Other current assets	66,312	—	3,849	27,958	34,505
Assets held for sale	86,838	—	—	75,861	10,977

Total current assets	2,301,609	(210,645)	214,794	1,318,390	979,070
Property and equipment, net	618,491	—	4,617	345,087	268,787
Intangible assets	1,663,559	—	—	1,062,014	601,545
Other assets	84,894	(1,951,050)	1,956,788	12,395	66,761

Total assets	$4,668,553	$(2,161,695)	$2,176,199	$2,737,886	$1,916,163

Floor plan notes payable	$1,074,820	$—	$—	$569,259	$505,561
Floor plan notes payable — non-trade	478,077	—	—	293,269	184,808
Accounts payable	268,214	—	4,550	96,562	167,102
Accrued expenses	212,601	(210,645)	190	64,037	359,019
Current portion of long-term debt	14,522	—	—	496	14,026
Liabilities held for sale	47,805	—	—	34,112	13,693

Total current liabilities	2,096,039	(210,645)	4,740	1,057,735	1,244,209
Long-term debt	830,106	(237,616)	750,000	2,548	315,174
Other long-term liabilities	320,949	—	—	288,647	32,302

Total liabilities	3,247,094	(448,261)	754,740	1,348,930	1,591,685
Total stockholders’ equity	1,421,459	(1,713,434)	1,421,459	1,388,956	324,478

Total liabilities and stockholders’ equity	$4,668,553	$(2,161,695)	$2,176,199	$2,737,886	$1,916,163

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$13,147	$—	$—	$2,419	$10,728
Accounts receivable, net	465,579	(200,621)	200,621	291,202	174,377
Inventories, net	1,506,237	—	—	773,146	733,091
Other current assets	71,398	—	9,426	23,328	38,644
Assets held for sale	193,026	—	—	178,079	14,947

Total current assets	2,249,387	(200,621)	210,047	1,268,174	971,787
Property and equipment, net	592,718	—	3,824	329,008	259,886
Intangible assets	1,518,045	—	—	954,120	563,925
Other assets	109,652	(2,128,710)	2,134,547	42,341	61,474

Total assets	$4,469,802	$(2,329,331)	$2,348,418	$2,593,643	$1,857,072

Floor plan notes payable	$872,906	$—	$—	$414,648	$458,258
Floor plan notes payable — non-trade	296,580	—	—	102,810	193,770
Accounts payable	298,066	—	2,738	99,802	195,526
Accrued expenses	213,957	(200,621)	27	97,803	316,748
Current portion of long-term debt	13,385	—	—	3,057	10,328
Liabilities held for sale	56,972	—	—	37,979	18,993

Total current liabilities	1,751,866	(200,621)	2,765	756,099	1,193,623
Long-term debt	1,168,666	(259,706)	1,050,000	931	377,441
Other long-term liabilities	253,617	—	—	238,258	15,359

Total liabilities	3,174,149	(460,327)	1,052,765	995,288	1,586,423
Total stockholders’ equity	1,295,653	(1,869,004)	1,295,653	1,598,355	270,649

Total liabilities and stockholders’ equity	$4,469,802	$(2,329,331)	$2,348,418	$2,593,643	$1,857,072

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2007

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$12,957,739	$—	$—	$7,223,492	$5,734,247
Cost of sales	11,032,530	—	—	6,113,259	4,919,271

Gross profit	1,925,209	—	—	1,110,233	814,976
Selling, general, and administrative expenses	1,531,628	—	16,529	883,150	631,949
Depreciation and amortization	50,957	—	1,166	26,993	22,798

Operating income (loss)	342,624	—	(17,695)	200,090	160,229
Floor plan interest expense	(74,749)	—	—	(43,589)	(31,160)
Other interest expense	(56,245)	—	(31,509)	—	(24,736)
Equity in earnings of affiliates	4,084	—	—	—	4,084
Loss on Debt Redemption	(18,634)	—	(18,634)	—	—
Equity in earnings of subsidiaries	—	(262,946)	262,946	—	—

Income (loss) from continuing operations before income taxes and minority interests	197,080	(262,946)	195,108	156,501	108,417
Income taxes	(67,310)	90,713	(67,310)	(56,474)	(34,239)
Minority interests	(1,972)	—	—	—	(1,972)

Income (loss) from continuing operations	127,798	(172,233)	127,798	100,027	72,206
Loss from discontinued operations, net of tax	(59)	59	(59)	(212)	153

Net income (loss)	$127,739	$(172,174)	$127,739	$99,815	$72,359

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$11,126,719	$—	$—	$6,675,232	$4,451,487
Cost of sales	9,442,455	—	—	5,639,766	3,802,689

Gross profit	1,684,264	—	—	1,035,466	648,798
Selling, general, and administrative expenses	1,337,019	—	15,153	813,317	508,549
Depreciation and amortization	43,164	—	1,427	23,632	18,105

Operating income (loss)	304,081	—	(16,580)	198,517	122,144
Floor plan interest expense	(59,806)	—	—	(39,056)	(20,750)
Other interest expense	(49,174)	—	(29,624)	—	(19,550)
Equity in earnings of affiliates	8,201	—	—	—	8,201
Equity in earnings of subsidiaries	—	(247,334)	247,334	—	—

Income (loss) from continuing operations before income taxes and minority interests	203,302	(247,334)	201,130	159,461	90,045
Income taxes	(68,906)	84,735	(68,906)	(56,314)	(28,421)
Minority interests	(2,172)	—	—	—	(2,172)

Income (loss) from continuing operations	132,224	(162,599)	132,224	103,147	59,452
Loss from discontinued operations, net of tax	(7,523)	7,523	(7,523)	(6,284)	(1,239)

Net income (loss)	$124,701	$(155,076)	$124,701	$96,863	$58,213

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$9,552,938	$—	$—	$5,884,845	$3,668,093
Cost of sales	8,099,950	—	—	4,972,544	3,127,406

Gross profit	1,452,988	—	—	912,301	540,687
Selling, general, and administrative expenses	1,135,814	—	14,128	698,418	423,268
Depreciation and amortization	37,362	—	1,438	21,147	14,777

Operating income (loss)	279,812	—	(15,566)	192,736	102,642
Floor plan interest expense	(46,266)	—	—	(29,671)	(16,595)
Other interest expense	(49,004)	—	(30,549)	—	(18,455)
Equity in earnings of affiliates	4,271	—	—	—	4,271
Equity in earnings of subsidiaries	—	(233,114)	233,114	—	—

Income (loss) from continuing operations before income taxes and minority interests	188,813	(233,114)	186,999	163,065	71,863
Income taxes	(68,504)	85,397	(68,504)	(62,464)	(22,933)
Minority interests	(1,814)	—	—	—	(1,814)

Income (loss) from continuing operations	118,495	(147,717)	118,495	100,601	47,116
Income (loss) from discontinued operations, net of tax	478	(478)	478	1,179	(701)

Net income (loss)	$118,973	$(148,195)	$118,973	$101,780	$46,415

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2007

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$310,075	$7,634	$124,942	$177,499

Investing Activities:
Purchase of equipment and improvements	(194,954)	(1,959)	(104,268)	(88,727)
Proceeds from sale — leaseback transactions	131,793	—	67,351	64,442
Dealership acquisitions, net	(180,721)	—	(121,025)	(59,696)
Other	15,518	8,764	—	6,754

Net cash from continuing investing activities	(228,364)	6,805	(157,942)	(77,227)

Financing Activities:
Net borrowings (repayments) of long-term debt	(34,190)	325,833	(287,212)	(72,811)
Redemption of 9 5/8% Senior Subordinated Debt	(314,439)	(314,439)	—	—
Floor plan notes payable — non-trade	193,537	—	202,499	(8,962)
Proceeds from exercise of common stock including excess tax benefit	2,614	2,614	—	—
Distributions from (to) parent	—	—	17,002	(17,002)
Dividends	(28,447)	(28,447)	—	—

Net cash from continuing financing activities	(180,925)	(14,439)	(67,711)	(98,775)

Net cash from discontinued operations	96,962	—	98,292	(1,330)

Net change in cash and cash equivalents	(2,252)	—	(2,419)	167
Cash and cash equivalents, beginning of period	13,147	—	2,419	10,728

Cash and cash equivalents, end of period	$10,895	$—	$—	$10,895

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$116,077	$954	$110,769	$4,354

Investing Activities:
Purchase of equipment and improvements	(223,967)	(954)	(54,347)	(168,666)
Proceeds from sale — leaseback transactions	106,167	—	26,447	79,720
Dealership acquisitions, net	(370,231)	—	(136,160)	(234,071)

Net cash from continuing investing activities	(488,031)	(954)	(164,060)	(323,017)

Financing Activities:
Net borrowings (repayments) of long-term debt	(211,072)	(706,689)	338,869	156,748
Issuance of subordinated debt	750,000	750,000	—	—
Floor plan notes payable — non-trade	(54,395)	—	(224,022)	169,627
Payment of deferred financing costs	(17,210)	(17,210)	—	—
Proceeds from exercise of common stock including excess tax benefit	18,069	18,069	—	—
Repurchase of common stock	(18,955)	(18,955)	—	—
Distributions from (to) parent	—	—	5,144	(5,144)
Dividends	(25,215)	(25,215)	—	—

Net cash from continuing financing activities	441,222	—	119,991	321,231

Net cash from discontinued operations	(63,770)	—	(65,183)	1,413

Net change in cash and cash equivalents	5,498	—	1,517	3,981
Cash and cash equivalents, beginning of period	7,649	—	902	6,747

Cash and cash equivalents, end of period	$13,147	$—	$2,419	$10,728

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$169,818	$(17,389)	$143,760	$43,447

Investing Activities:
Purchase of equipment and improvements	(216,125)	(1,947)	(132,165)	(82,013)
Proceeds from sale — leaseback transactions	118,470	—	65,620	52,850
Dealership acquisitions, net	(125,579)	—	(103,045)	(22,534)

Net cash from continuing investing activities	(223,234)	(1,947)	(169,590)	(51,697)

Financing Activities:
Net borrowings (repayments) of long-term debt	2,356	16,170	(138)	(13,676)
Floor plan notes payable — non-trade	14,900	—	1,910	12,990
Proceeds from exercise of common stock including excess tax benefit	4,674	4,674	—	—
Distributions from (to) parent	—	—	(3,718)	3,718
Dividends	(20,844)	(20,844)	—	—

Net cash from continuing financing activities	1,086	—	(1,946)	3,032

Net cash from discontinued operations	43,108	—	35,354	7,754

Net change in cash and cash equivalents	(9,222)	(19,336)	7,578	2,536
Cash and cash equivalents, beginning of period	16,871	19,336	(6,676)	4,211

Cash and cash equivalents, end of period	$7,649	$—	$902	$6,747

Schedule II

PENSKE AUTOMOTIVE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries	at End
Description	of Year	Additions	& Other	of Year
	(In Thousands)

Year Ended December 31, 2007
Allowance for doubtful accounts	2,735	1,855	(1,641)	2,949
Tax valuation allowance	3,943	725	(2,331)	2,337
Year Ended December 31, 2006
Allowance for doubtful accounts	3,710	1,494	(2,469)	2,735
Tax valuation allowance	4,119	1,456	(1,632)	3,943
Year Ended December 31, 2005
Allowance for doubtful accounts	3,286	2,689	(2,265)	3,710
Tax valuation allowance	1,080	3,190	(151)	4,119