Form 10-K
period 2007-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2008-02-26
CIK 1019849

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

Signature	Title	Date

/s/ Roger S. Penske Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2008

/s/ Robert T. O’Shaughnessy Robert T. O’Shaughnessy	Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2008

/s/ John D. Barr John D. Barr	Director	February 25, 2008

/s/ Michael R. Eisenson Michael R. Eisenson	Director	February 25, 2008

/s/ Hiroshi Ishikawa Hiroshi Ishikawa	Director	February 25, 2008

/s/ Robert H. Kurnick, Jr. Robert H. Kurnick, Jr.	Director	February 25, 2008

/s/ William J. Lovejoy William J. Lovejoy	Director	February 25, 2008

/s/ Kimberly J. McWaters Kimberly J. McWaters	Director	February 25, 2008

/s/ Eustace W. Mita Eustace W. Mita	Director	February 25, 2008

Signature	Title	Date

/s/ Lucio A. Noto Lucio A. Noto	Director	February 25, 2008

/s/ Richard J. Peters Richard J. Peters	Director	February 25, 2008

/s/ Ronald G. Steinhart Ronald G. Steinhart	Director	February 25, 2008

/s/ H. Brian Thompson H. Brian Thompson	Director	February 25, 2008

INDEX OF EXHIBITS

Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1		Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed on July 2, 2007).
3.2		Bylaws (incorporated by reference to exhibit 3.1 to our Form 8-K filed on December 7, 2007).
4	.1.1	Indenture regarding our 3.5% senior subordinated convertible notes due 2026, dated January 31, 2006, by and among us, as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed February 2, 2006).
4	.1.2	Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of February 21, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee.
4	.2.1	Indenture regarding our 7.75% senior subordinated notes due 2016 dated December 7, 2006, by and among us as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed on December 12, 2006).
4	.2.2	Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated February 21, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee.
4	.3.1	Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to our September 8, 2004 Form 8-K).
4	.3.2	Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).
4	.3.3	First amendment dated April 18, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference from exhibit 4.1 to our 8-K filed April 18, 2006).
4	.3.4	Second amendment dated May 9, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference from exhibit 4.4 to our 10-Q filed May 10, 2006).
4	.3.5	Third amendment dated August 8, 2006 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 10-Q filed on August 9, 2006).
4	.3.6	Fourth Amendment dated December 19, 2007 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 21, 2007.)
4	.5.1	Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.1 to our Form 8-K filed on September 5, 2006).
4	.5.2	Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.2 to our Form 8-K filed on September 5, 2006).
4	.5.3	Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).
10.1		Form of Dealer Agreement with Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
10.2		Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).

10.3		Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
10.4		Form of Dealership Agreement with BMW (GB) Limited
10.5		Form of Dealer Agreement with Toyota Motor Company (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).
10.6		Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
10.7		Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
10.8		Distributor Agreement dated October 31, 2006 between smart gmbh and smart USA Distributor LLC**
*10	.9	Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan.
*10	.10	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).
*10	.11	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan.
*10	.12	Penske Automotive Group, Inc. Management Incentive Plan.
10	.13.1	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).
10	.13.2	Letter Agreement dated April 1, 2003 among UAG Connecticut I, LLC, Noto Holdings, LLC and the other parties named therein (incorporated by reference to exhibit 10.4 to our Form 10-Q filed May 15, 2003.
10	.13.3	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).
10.14		Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed February 6, 2002.
10.15		Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).
10.16		Letter Agreement among Penske Corporation, Penske Capital Partners, L.L.C., Penske Automotive Holdings Corp., International Motor Cars Group I, L.L.C., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated April 4, 2003 (incorporated by reference to exhibit 5 to the Schedule 13D filed by Mitsui on April 10, 2003).
10.17		Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).
10.18		HBL, LLC Limited Liability Company Agreement dated December 31, 2001, between H.B.L. Holdings, Inc. and Roger S. Penske, Jr. (incorporated by reference to exhibit 10.28.1 to registration statement no. 333-82264 filed February 6, 2002).
10.19		Stockholders Agreement among International Motor Cars Group II, L.L.C., Penske Automotive Holdings Corp., Penske Corporation and Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.1 to our March 26, 2004 Form 8-K).
10.20		VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, U.S., Transportation Resource Partners, LP., Penske Truck Leasing Co. LLP., and Opus Ventures General Partners Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).
10.21		Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, Transportation Resource Advisors LLC., Penske Truck Leasing Co. L.P. and Opus Ventures General Partner Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).
10.22		Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG Audit Plc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certifications.

*	Compensatory plans or contracts

**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

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

The Company does not provide for U.S. taxes relating to the undistributed earnings or losses of its foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

predominately in the United Kingdom) was $103,395 $84,635 and $70,468 during the years ended December 31, 2007, 2006 and 2005, respectively. It is the Company’s belief that such earnings will be indefinitely reinvested in

F-30.1

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

The Company’s foreign operations are predominantly based in the United Kingdom.

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