Form 10-Q
period 2008-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2008-05-08
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(248) 648-2500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 29, 2008, there were 95,369,709 shares of voting common stock outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of March 31, 2008 and December 31, 2007	3

Consolidated Condensed Statements of Income for the three months ended March 31, 2008 and 2007	4

Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

Consolidated Condensed Statement of Stockholders’ Equity for the three months ended March 31, 2008	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative & Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 5. Other Information	41

Item 6. Exhibits	42

Exhibit 4.1
Exhibit 4.2
Exhibit 10.1
Exhibit 12
Exhibit 31
Exhibit 32

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$20,394	$11,690
Accounts receivable, net of allowance for doubtful accounts of $2,934 and $2,935	503,463	448,985
Inventories, net	1,818,846	1,682,736
Other current assets	89,092	65,948
Assets held for sale	110,307	96,638

Total current assets	2,542,102	2,305,997
Property and equipment, net	650,360	617,874
Goodwill	1,424,773	1,422,055
Franchise value	236,470	237,733
Other assets	87,466	84,894

Total assets	$4,941,171	$4,668,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,198,824	$1,070,882
Floor plan notes payable — non-trade	502,620	476,854
Accounts payable	291,725	266,726
Accrued expenses	257,312	212,310
Current portion of long-term debt	14,437	14,522
Liabilities held for sale	68,898	54,745

Total current liabilities	2,333,816	2,096,039
Long-term debt	829,982	830,106
Other long-term liabilities	328,893	320,949

Total liabilities	3,492,691	3,247,094

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 95,366 shares issued at March 31, 2008; 95,020 shares issued at December 31, 2007	10	10
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	736,748	733,895
Retained earnings	612,946	587,566
Accumulated other comprehensive income	98,776	99,988

Total stockholders’ equity	1,448,480	1,421,459

Total liabilities and stockholders’ equity	$4,941,171	$4,668,553

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per
	share amounts)
Revenue:
New vehicle	$1,635,602	$1,624,778
Used vehicle	803,456	780,345
Finance and insurance, net	75,068	67,832
Service and parts	363,385	347,954
Distribution	63,770	—
Fleet and wholesale vehicle	263,189	259,106

Total revenues	3,204,470	3,080,015

Cost of sales:
New vehicle	1,497,644	1,488,202
Used vehicle	735,849	719,240
Service and parts	159,833	154,798
Distribution	53,618	—
Fleet and wholesale vehicle	263,468	256,008

Total cost of sales	2,710,412	2,618,248

Gross profit	494,058	461,767
Selling, general and administrative expenses	399,173	369,711
Depreciation and amortization	13,501	12,340

Operating income	81,384	79,716
Floor plan interest expense	(17,312)	(15,816)
Other interest expense	(12,043)	(18,823)
Equity in earnings (losses) of affiliates	1,392	(821)
Loss on debt redemption	—	(18,634)

Income from continuing operations before income taxes and minority interests	53,421	25,622
Income taxes	(19,147)	(8,796)
Minority interests	(435)	(294)

Income from continuing operations	33,839	16,532
Income (loss) from discontinued operations, net of tax	91	(1,950)

Net income	$33,930	$14,582

Basic earnings per share:
Continuing operations	$0.36	$0.18
Discontinued operations	(0.00)	(0.02)
Net income	0.36	0.16
Shares used in determining basic earnings per share	94,335	93,808

Diluted earnings per share:
Continuing operations	$0.36	$0.18
Discontinued operations	(0.00)	(0.02)
Net income	0.36	0.15
Shares used in determining diluted earnings per share	94,657	94,412

Cash dividends per share	$0.09	$0.07
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$33,930	$14,582
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	13,501	12,340
Undistributed earnings of equity method investments	(1,392)	821
(Income) loss from discontinued operations, net of tax	(91)	1,950
Deferred income taxes	3,163	3,172
Loss on debt redemption	—	18,634
Minority interests	435	294
Changes in operating assets and liabilities:
Accounts receivable	(54,056)	(38,753)
Inventories	(136,110)	(85,930)
Floor plan notes payable	127,941	218,652
Accounts payable and accrued expenses	59,838	(25,638)
Other	(9,116)	(11,729)

Net cash from continuing operating activities	38,043	108,395

Investing Activities:
Purchase of equipment and improvements	(49,081)	(37,169)
Proceeds from sale-leaseback transactions	3,676	23,600
Dealership acquisitions net, including repayment of sellers’ floorplan notes payable of $0 and $5,559, respectively	—	(7,282)
Other	(1,500)	8,764

Net cash from continuing investing activities	(46,905)	(12,087)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement	138,200	71,000
Repayments under U.S. credit agreement	(138,200)	(71,000)
Redemption 9 5/8% Senior Subordinated debt	—	(314,439)
Net repayments of other long-term debt	(226)	(3,747)
Net borrowings of floor plan notes payable — non-trade	25,767	166,143
Proceeds from exercises of options, including excess tax benefit	—	333
Dividends	(8,550)	(6,566)

Net cash from continuing financing activities	16,991	(158,276)

Discontinued operations:
Net cash from discontinued operating activities	(8,252)	19,123
Net cash from discontinued investing activities	—	17,956
Net cash from discontinued financing activities	8,827	36,977

Net cash from discontinued operations	575	74,056

Net change in cash and cash equivalents	8,704	12,088

Cash and cash equivalents, beginning of period	11,690	14,768
Cash and cash equivalents, end of period	$20,394	$26,856

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$20,060	$33,592
Income taxes	660	5,423
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
	Issued		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
	(Unaudited)
	(Dollars in thousands)

Balances, January 1, 2008	95,019,763	$10	$733,895	$587,566	$99,988	$1,421,459
Equity compensation	346,608	—	2,853	—	—	2,853
Dividends	—	—	—	(8,550)	—	(8,550)
Foreign currency translation	—	—	—	—	4,060	4,060
Other	—	—	—	—	(5,272)	(5,272)
Net income	—	—	—	33,930	—	33,930

Balances, March 31, 2008	95,366,371	$10	$736,748	$612,946	$98,776	$1,448,480

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of Penske Automotive Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through March 31, 2008. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.
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

	Three Months Ended
	March 31,
	2008	2007

Revenues	$87,981	$165,543
Pre-tax income	79	179
Gain (loss) on disposal	—	(2,960)

	March 31,	December 31,
	2008	2007
Inventories	$64,730	$53,052
Other assets	45,577	43,586

Total assets	$110,307	$96,638

Floor plan notes payable (trade and non-trade)	$52,119	$42,717
Other liabilities	16,779	12,028

Total Liabilities	$68,898	$54,745

PENSKE AUTOMOTIVE GROUP, INC.
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
Intangible Assets
The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. The Company believes the franchise value of its dealerships has an indefinite useful life based on the following facts:
•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated franchise agreements.
The following is a summary of the changes in the carrying amount of goodwill and franchise value for the three months ended March 31, 2008:

		Franchise
	Goodwill	Value
Balance — January 1, 2008	$1,422,055	$237,733
Additions during period	—	—
Deletions during period	—	(1,754)
Foreign currency translation	2,718	491

Balance — March 31, 2008	$1,424,773	$236,470

As of March 31, 2008, approximately $652,584 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
New Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS 157 required by SFAS 159 was adopted as of January 1, 2008. SFAS 157 thus becomes effective for our non-financial assets and liabilities on January 1, 2009. We continue to evaluate the impact of those elements of this pronouncement.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. We did not elect the fair value option with respect to any of our current financial assets or financial liabilities on January 1, 2008 when the provisions of this statement became effective. As a result, there was no impact upon adoption.
SFAS No. 141(R) “Business Combinations” requires almost all assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period and all acquisition related costs to be expensed as incurred. The pronouncement also clarifies the accounting under various scenarios such as step purchases or where the fair value of assets and liabilities acquired exceeds the consideration. SFAS 141(R) will be effective for us on January 1, 2009.
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” clarifies that a noncontrolling interest in a subsidiary must be measured at fair value and classified as a separate component of equity. This pronouncement also outlines the accounting for changes in a parent’s ownership in a subsidiary. SFAS 160 will be effective for us on January 1, 2009 and will require us to reclassify our minority interest liabilities to shareholders equity for the Company’s non-wholly owned consolidated subsidiaries.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to explain why and how an entity uses derivative instruments, how the hedged items are accounted for under the relevant literature and how the derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for us on January 1, 2009. While the pronouncement will have no impact on the Company’s accounting, we are currently evaluating the additional disclosure requirements.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
2. Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2008	2007
New vehicles	$1,326,955	$1,220,558
Used vehicles	408,940	378,488
Parts, accessories and other	82,951	83,690

Total inventories	$1,818,846	$1,682,736

The Company receives non-refundable credits from certain vehicle manufacturers which are treated as a reduction of cost of sales when the vehicles are sold. Such credits amounted to $6,465 and $6,934 during the three months ended March 31, 2008 and 2007, respectively.
3. Business Combinations
The Company acquired three franchises during the three months ended March 31, 2007 and made no acquisitions during the three months ended March 31, 2008. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. A summary of the aggregate purchase price allocations for the three months ended March 31, 2007 follows:

2007
Inventory	5,403
Other current assets	10
Property and equipment	518
Goodwill	1,377
Current liabilities	(26)

Cash used in dealership acquisitions	$7,282

The following unaudited consolidated pro forma results of operations of the Company for the three months ended March 31, 2007 give effect to acquisitions consummated during 2007 as if they had occurred on January 1, 2007.

2007
Revenues	$3,204,655
Income from continuing operations	17,763
Net income	15,813
Income from continuing operations per diluted common share	0.19
Net income per diluted common share	$0.17

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
4. Floor Plan Notes Payable — Trade and Non-trade
The Company finances the majority of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries and in the U.S. are guaranteed by the Company. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in various benchmarks. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated condensed balance sheets and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.
5. Earnings Per Share
Basic earnings per share is computed using net income and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average shares outstanding	94,335	93,808
Effect of stock options	115	274
Effect of restricted stock	207	330

Weighted average shares outstanding, including effect of dilutive securities	94,657	94,412

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 6, may be converted to voting common stock. As of March 31, 2008 and 2007, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.
6. Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
U.S. credit agreement	$—	$—
U.K. credit agreement	91,175	91,265
7.75% Senior Subordinated Notes due 2016	375,000	375,000
3.5% Senior Subordinated Convertible Notes due 2026	375,000	375,000
Other	3,244	3,363

Total long-term debt	844,419	844,628
Less: Current portion	(14,437)	(14,522)

Net long-term debt	$829,982	$830,106

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
U.S. Credit Agreement
The Company is party to a credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 of borrowing capacity for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, including $10,000 of availability for letters of credit, through September 30, 2010. The revolving loans bear interest at defined LIBOR plus 1.75%.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2008, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. Other than $500 of letters of credit, no amounts were outstanding under this facility as of March 31, 2008.
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
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2008, the U.K. subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of March 31, 2008, outstanding loans under the U.K. Credit Agreement amounted to £45,941 ($91,175).

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
7.75% Senior Subordinated Notes
On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% Senior Subordinated Notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2008, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2008, the Company was in compliance with all negative covenants and there were no events of default.
Holders of the convertible notes may convert them based on a conversion rate of 42.2052 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period, if the closing price of the common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.43 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.
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
In the event of a change of control on or before April 6, 2011, the Company will pay, to the extent described in the indenture, a make-whole premium by increasing the conversion rate applicable to such Convertible Notes. In addition, the Company will pay contingent interest in cash, commencing with any six-month period from April 1 to September 30 and from October 1 to March 31, beginning on April 1, 2011, if the average trading price of a Convertible Note for the five trading days ending on the third trading day immediately preceding the first day of that six-month period equals 120% or more of the principal amount of the Convertible Notes.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
On or after April 6, 2011, the Company may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.
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
7. Stockholders’ Equity
Comprehensive income
Other comprehensive income includes changes in the fair value of interest rate swap agreements, foreign currency translation gains and losses, and available for sale securities valuation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007

Net income	$33,930	$14,582
Other comprehensive income (loss):
Foreign currency translation	4,060	2,099
Other	(5,272)	178

Comprehensive Income	$32,718	$16,859

8. Interest Rate Swaps
The Company is party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time subject to the settlement at that time of the fair value of the swap arrangements. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. During the three months ended March 31, 2008, the swaps had an immaterial impact on the weighted average interest rate on floor plan borrowings. As of March 31, 2008, the Company expects approximately $3,831 associated with the swaps to be recognized as an increase of interest expense over the next twelve months.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to issues with customers, employment related matters, class action claims, purported class action claims, and claims brought by governmental authorities. As of March 31, 2008, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. See MD&A “forward looking statements”.
The Company is party to a joint venture agreement with respect to one of the Company’s franchises pursuant to which the Company is required to repurchase its partner’s interest in July 2008. The Company expects this payment to be approximately $4.7 million.
The Company leases the majority of its dealership facilities and corporate offices under non-cancelable operating lease agreements with expirations through 2062, including all option periods available to the Company. The Company’s lease arrangements typically allow for a base term with options for extension in the Company’s favor and include escalation clauses tied to the Consumer Price Index.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
10. Segment Information
The Company has two reportable operating segments as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: (i) Retail, consisting of our automotive retail operations, and (ii) Distribution, consisting of our distribution of the smart fortwo vehicle, parts and accessories in the U.S. and Puerto Rico. The Company’s operations are organized by management by line of business and geography. The Retail segment includes all automotive dealerships, regardless of geography, and includes all departments relevant to the operation of the dealerships. We believe the dealership operations included in the Retail segment are one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions.) The accounting policies of both segments are the same and are described in Note 1.
The following table summarizes revenues and income from continuing operations before certain non-recurring items, income taxes and minority interest, which is the measure by which management allocates resources to its segments and which we refer to as adjusted segment income, for each of our reportable segments. Adjusted Segment Income excludes the item discussed below in order to enhance the comparability of segment income from period to period.

			Intersegment
	Retail	Distribution	Elimination	Total

Revenues —

2008	$3,140,700	$75,480	$(11,710)	$3,204,470

2007	3,080,015	—	—	3,080,015

Adjusted segment income —

2008	$50,061	$3,947	$(587)	$53,421

2007	44,256	—	—	44,256
The following table reconciles total adjusted segment income to consolidated income before provision for income taxes.

	Three Months Ended
	March 31, 2008	March 31, 2007

Total adjusted segment income	$53,421	$44,256

Loss on debt redemption	—	(18,634)

Income from continuing operations before income taxes and minority interest	$53,421	$25,622

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
11. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis. The 2007 condensed consolidating financial statements have been restated for an immaterial error relating to the presentation of long-term debt.
CONSOLIDATING CONDENSED BALANCE SHEET
March 31, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$20,394	$—	$—	$—	$20,394
Accounts receivable, net	503,463	(224,831)	224,831	271,198	232,265
Inventories, net	1,818,846	—	—	1,011,065	807,781
Other current assets	89,092	—	4,300	37,865	46,927
Assets held for sale	110,307	—	—	87,469	22,838

Total current assets	2,542,102	(224,831)	229,131	1,407,597	1,130,205
Property and equipment, net	650,360	—	4,391	363,264	282,705
Intangible assets	1,661,243	—	—	1,060,262	600,981
Other assets	87,466	(1,964,029)	1,964,029	17,845	69,621

Total assets	$4,941,171	$(2,188,860)	$2,197,551	$2,848,968	$2,083,512

Floor plan notes payable	$1,198,824	$—	$—	$633,850	$564,974
Floor plan notes payable — non-trade	502,620	—	—	290,418	212,202
Accounts payable	291,725	—	1,733	106,706	183,286
Accrued expenses	257,312	(224,831)	913	103,372	377,858
Current portion of long-term debt	14,437	—	—	194	14,243
Liabilities held for sale	68,898	—	—	44,614	24,284

Total current liabilities	2,333,816	(224,831)	2,646	1,179,154	1,376,847
Long-term debt	829,982	(239,971)	750,000	2,803	317,150
Other long-term liabilities	328,893	—	—	296,878	32,015

Total liabilities	3,492,691	(464,802)	752,646	1,478,835	1,726,012
Total stockholders’ equity	1,448,480	(1,724,058)	1,444,905	1,370,133	357,500

Total liabilities and stockholders’ equity	$4,941,171	$(2,188,860)	$2,197,551	$2,848,968	$2,083,512

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$11,690	$—	$—	$—	$11,690
Accounts receivable, net	448,985	(210,645)	210,945	289,939	158,746
Inventories, net	1,682,736	—	—	924,632	758,104
Other current assets	65,948	—	3,849	27,958	34,141
Assets held for sale	96,638	—	—	75,861	20,777

Total current assets	2,305,997	(210,645)	214,794	1,318,390	983,458
Property and equipment, net	617,874	—	4,617	345,088	268,169
Intangible assets	1,659,788	—	—	1,062,014	597,774
Other assets	84,894	(1,951,050)	1,956,788	12,395	66,761

Total assets	$4,668,553	$(2,161,695)	$2,176,199	$2,737,887	$1,916,162

Floor plan notes payable	$1,070,882	$—	$—	$569,259	$501,623
Floor plan notes payable — non-trade	476,854	—	—	293,269	183,585
Accounts payable	266,726	—	4,550	96,562	165,614
Accrued expenses	212,310	(210,645)	190	64,037	358,728
Current portion of long-term debt	14,522	—	—	496	14,026
Liabilities held for sale	54,745	—	—	34,113	20,632

Total current liabilities	2,096,039	(210,645)	4,740	1,057,736	1,244,208
Long-term debt	830,106	(237,616)	750,000	2,548	315,174
Other long-term liabilities	320,949	—	—	288,647	32,302

Total liabilities	3,247,094	(448,261)	754,740	1,348,931	1,591,684
Total stockholders’ equity	1,421,459	(1,713,434)	1,421,459	1,388,956	324,478

Total liabilities and stockholders’ equity	$4,668,553	$(2,161,695)	$2,176,199	$2,737,887	$1,916,162

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)
Revenues	$3,204,470	$—	$—	$1,738,386	$1,466,084
Cost of sales	2,710,412	—	—	1,462,756	1,247,656

Gross profit	494,058	—	—	275,630	218,428
Selling, general, and administrative expenses	399,173	—	3,851	232,611	162,711
Depreciation and amortization	13,501	—	363	7,252	5,886

Operating income (loss)	81,384	—	(4,214)	35,767	49,831
Floor plan interest expense	(17,312)	—	—	(9,556)	(7,756)
Other interest expense	(12,043)	—	(7,156)	—	(4,887)
Equity in income of affiliates	1,392	—	—	—	1,392
Loss on debt redemption	—	—	—	—	—
Equity in earnings of subsidiaries	—	(64,356)	64,356	—	—

Income (loss) from continuing operations before income taxes and minority interests	53,421	(64,356)	52,986	26,211	38,580
Income taxes	(19,147)	23,256	(19,147)	(11,754)	(11,502)
Minority interests	(435)	—	—	—	(435)

Income (loss) from continuing operations	33,839	(41,100)	33,839	14,457	26,643
Income (loss) from discontinued operations, net of tax	91	(91)	91	(185)	276

Net income (loss)	$33,930	$(41,191)	$33,930	$14,272	$26,919

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$3,080,015	$—	$—	$1,653,236	$1,426,779
Cost of sales	2,618,248	—	—	1,391,226	1,227,022

Gross profit	461,767	—	—	262,010	199,757
Selling, general, and administrative expenses	369,711	—	4,112	212,560	153,039
Depreciation and amortization	12,340	—	345	6,600	5,395

Operating income (loss)	79,716	—	(4,457)	42,850	41,323
Floor plan interest expense	(15,816)	—	—	(8,636)	(7,180)
Other interest expense	(18,823)	—	(12,211)	(27)	(6,585)
Equity in income of affiliates	(821)	—	—	—	(821)
Loss on debt redemption	(18,634)	—	(18,634)	—	—
Equity in earnings of subsidiaries	—	(60,630)	60,630	—	—

Income (loss) from continuing operations before income taxes and minority interests	25,622	(60,630)	25,328	34,187	26,737
Income taxes	(8,796)	20,614	(8,796)	(12,745)	(7,869)
Minority interests	(294)	—	—	—	(294)

Income (loss) from continuing operations	16,532	(40,016)	16,532	21,442	18,574
Income (loss) from discontinued operations, net of tax	(1,950)	1,469	(1,950)	(1,939)	470

Net income (loss)	$14,582	$(38,547)	$14,582	$19,503	$19,044

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2008

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$38,043	$137	$38,937	$(1,031)

Investing activities:
Purchase of property and equipment	(49,081)	(137)	(28,463)	(20,481)
Proceeds from sale — leaseback transactions	3,676	—	3,676	—
Dealership acquisitions, net	—	—	—	—
Other	(1,500)	—	—	(1,500)

Net cash from continuing investing activities	(46,905)	(137)	(24,787)	(21,981)

Financing activities:
Net borrowings (repayments) of long-term debt	(226)	8,550	(12,105)	3,329
Floor plan notes payable — non-trade	25,767	—	(2,850)	28,617
Proceeds from exercises of options including excess tax benefit	—	—	—	—
Distributions from (to) parent	—	—	1,821	(1,821)
Dividends	(8,550)	(8,550)	—	—

Net cash from continuing financing activities	16,991	—	(13,134)	30,125

Net cash from discontinued operations	575	—	(1,016)	1,591

Net change in cash and cash equivalents	8,704	—	—	8,704
Cash and cash equivalents, beginning of period	11,690	—	—	11,690

Cash and cash equivalents, end of period	$20,394	$—	$—	$20,394

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$108,395	$19,332	$75,462	$13,601

Investing activities:
Purchase of property and equipment	(37,169)	(99)	(22,184)	(14,886)
Proceeds from sale — leaseback transactions	23,600	—	23,446	154
Dealership acquisitions, net	(7,282)	—	(8,264)	982
Other	8,764	8,764	—	—

Net cash from continuing investing activities	(12,087)	8,665	(7,002)	(13,750)

Financing activities:
Net borrowings (repayments) of long-term debt	(3,747)	306,233	(310,978)	998
Floor plan notes payable — non-trade	166,143	—	157,157	8,986
Proceeds from exercises of options including excess tax benefit	333	333	—	—
Redemption 9 5/8% Senior Subordinated Debt	(314,439)	(314,439)	—	—
Distributions from (to) parent	—	—	2,520	(2,520)
Dividends	(6,566)	(6,566)	—	—

Net cash from continuing financing activities	(158,276)	(14,439)	(151,301)	7,464

Net cash from discontinued operations	74,056	—	80,539	(6,483)

Net change in cash and cash equivalents	12,088	13,558	(2,302)	832
Cash and cash equivalents, beginning of period	14,768	—	2,419	12,349

Cash and cash equivalents, end of period	$26,856	$13,558	$117	$13,181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired a number of dealerships since inception. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of revising our financial statements for entities which have been treated as discontinued operations through March 31, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Overview
We are the second largest automotive retailer headquartered in the United States as measured by total revenues. As of March 31, 2008, we owned and operated 164 franchises in the United States and 147 franchises outside of the United States, primarily in the United Kingdom. We offer a full range of vehicle brands with 94% of our total revenue in 2008 generated from non-U.S. brands and with sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, representing 65% of our total revenue. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
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
We are also, through smart USA Distributor, LLC, a wholly owned subsidiary, the exclusive distributor of the smart fortwo vehicle in United States and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40-plus miles per gallon on the highway and is an ultra-low emissions vehicle. Though launched in the United States in 2008, more than 850,000 fortwo vehicles have previously been sold outside the U.S. smart USA has certified a network of 68 smart dealerships in 31 states, most of which have received the requisite licensing and other required approvals and are actively selling vehicles. Additional dealerships are expected to commence retailing vehicles during 2008 upon completion of their facilities and obtaining licensing approval. Of the 74 dealerships currently planned in the U.S., eight are owned and operated by us. The smart fortwo offers three different versions, the Pure, Passion and Cabriolet with base prices ranging from $11,600 to $16,600. We currently expect to distribute at least 20,000 smart fortwo vehicles in 2008.
We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our dealerships in the United States endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement through January 4, 2009. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that are being earned ratably on an annual basis through January 2009. We measure the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since we can reasonably estimate the number of warrants that will be earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is recognized ratably during each annual period. We also had the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified brands through December 31, 2007. We earned 108,600 of these warrants during the three months ended March 31, 2007. The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled upon the termination of our arrangement.

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
Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. We believe a significant portion of our selling expenses are variable, and a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.
Floor plan interest expense relates to financing obligations incurred in connection with the acquisition of new and used vehicle inventories which is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing.
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the three months ended March 31, 2008 and 2007, we earned $85.1 million and $81.2 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $83.4 million and $78.3 million was recorded as a reduction of cost of sales.
Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, we sell our installment sale contracts to various financial institutions on a non-recourse basis to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back to us based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $19.4 million as of March 31, 2008 and December 31, 2007.

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
The net book value of our investments was $67.4 million and $64.4 million as of March 31, 2008 and December 31, 2007, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment was identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. During 2007, we recorded an adjustment to the carrying value of our investment in Internet Brands to recognize an other than temporary impairment of $3.4 million which became apparent upon their initial public offering.
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

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, director’s and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $16.2 million and $12.8 million as of March 31, 2008 and December 31, 2007. Changes in the reserve estimate during 2008 relate primarily to the conversion of participants from fully insured health plans to those where the Company has retained risk.
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
Classification of Franchises in Continuing and Discontinued Operations
We classify the results of our operations in our consolidated financial statements based on the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, which requires judgment in determining whether a franchise will be reported within continuing or discontinued operations. Such judgments include whether a franchise will be divested, the period required to complete the divestiture, and the likelihood of changes to the divestiture plans. If we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated financial statements for prior periods are revised to reflect such reclassification.
New Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS 157 required by SFAS 159 was adopted as of January 1, 2008. SFAS 157 thus becomes effective for our non-financial assets and liabilities on January 1, 2009. We continue to evaluate the impact of those elements of this pronouncement.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. We did not elect the fair value option with respect to any of our current financial assets or financial liabilities on January 1, 2008 when the provisions of this statement became effective. As a result, there was no impact upon adoption.
SFAS No. 141(R) “Business Combinations” requires almost all assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period and all acquisition related costs to be expensed as incurred. The pronouncement also clarifies the accounting under various scenarios such as step purchases or where the fair value of assets and liabilities acquired exceeds the consideration. SFAS 141(R) will be effective for us on January 1, 2009.
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” clarifies that a noncontrolling interest in a subsidiary must be measured at fair value and classified as a separate component of equity. This pronouncement also outlines the accounting for changes in a parent’s ownership in a subsidiary. SFAS 160 will be effective for us on January 1, 2009 and will require us to reclassify our minority interest liabilities to shareholders equity for the Company’s non-wholly owned consolidated subsidiaries.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to explain why and how an entity uses derivative instruments, how the hedged items are accounted for under the relevant literature and how the derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for us on January 1, 2009. While the pronouncement will have no impact on the Company’s accounting, we are currently evaluating the additional disclosure requirements.

Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same store” basis. Dealership results are only included in same store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2006, the results of the acquired entity would be included in annual same store comparisons beginning with the year ended December 31, 2008 and in quarterly same store comparisons beginning with the quarter ended June 30, 2007.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 (dollars in millions, except per unit amounts)
Our results for the quarter ended March 31, 2007 include charges of $18.6 million ($12.3 million after tax) relating to the redemption of $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes.
Total Retail Data

			2008 vs. 2007
	2008	2007	Change	% Change
Total retail unit sales	72,461	70,655	1,806	2.6%
Total same store retail unit sales	67,500	69,239	(1,739)	(2.5)%
Total retail sales revenue	$2,877.5	$2,820.9	$56.6	2.0%
Total same store retail sales revenue	$2,703.6	$2,768.5	$(64.9)	(2.3)%
Total retail gross profit	$484.2	$458.7	$25.5	5.6%
Total same store retail gross profit	$457.7	$452.4	$5.3	1.2%
Total retail gross margin	16.8%	16.3%	0.5%	3.1%
Total same store retail gross margin	16.9%	16.3%	0.6%	3.7%
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 1,806 units, or 2.6%, from 2007 to 2008. The increase is due to a 3,545 unit increase from net dealership acquisitions during the period, offset by a 1,739, or 2.5%, decrease in same store retail unit sales. The decrease in same store retail unit sales was driven primarily by decreases in new retail units sales of our premium and volume foreign brand stores in the U.S., which was somewhat offset by increases in used retail unit sales at our premium and volume foreign brand stores in the U.S.
Revenues
Retail sales revenue increased $56.6 million, or 2.0%, from 2007 to 2008. The increase is due to a $121.5 million increase from net dealership acquisitions, offset by a $64.9 million, or 2.3%, decrease in same store revenues. The same store retail revenue decrease is due to (1) the 2.5% decrease in retail unit sales, which decreased revenue by $72.2 million and (2) an $836, or 2.7%, decrease in average used vehicle revenue per unit, which decreased revenue by $20.5 million. These were somewhat offset by (1) an $80, or 8.2%, increase in average finance and insurance revenue per unit, which increased revenue by $5.4 million, (2) a $3.8 million, or 1.1%, increase in service and parts revenues, and (3) the $445, or 1.2%, increase in average new vehicle revenue per unit, which increased revenue by $18.6 million.
Gross Profit
Retail gross profit increased $25.5 million, or 5.6%, from 2007 to 2008. The increase is due to a $5.3 million, or 1.2%, increase in same store retail gross profit, coupled with a $20.2 million increase from net dealership acquisitions. The same store retail gross profit increase is due to (1) a $39, or 1.3%, increase in average gross profit per new vehicle retailed, which increased retail gross profit by $1.6 million, (2) an $86, or 3.5%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $2.1 million, (3) the $80, or 8.2%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $5.4 million, and (4) a $3.8 million, or 2.0%, increase in service and parts gross profit. These increases were somewhat offset by the 2.5% decrease in retail unit sales, which decreased retail gross profit by $7.6 million.

New Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
New retail unit sales	45,550	45,105	445	1.0%
Same store new retail unit sales	41,668	44,659	(2,991)	(6.7)%
New retail sales revenue	$1,635.6	$1,624.8	$10.8	0.7%
Same store new retail sales revenue	$1,518.8	$1,607.9	$(89.1)	(5.5)%
New retail sales revenue per unit	$35,908	$36,022	$(114)	(0.3)%
Same store new retail sales revenue per unit	$36,450	$36,005	$445	1.2%
Gross profit — new	$138.0	$136.6	$1.4	1.0%
Same store gross profit — new	$127.6	$135.0	$(7.4)	(5.5)%
Average gross profit per new vehicle retailed	$3,029	$3,028	$1	0.0%
Same store average gross profit per new vehicle retailed	$3,062	$3,023	$39	1.3%
Gross margin % — new	8.4%	8.4%	0.0%	0.0%
Same store gross margin % — new	8.4%	8.4%	0.0%	0.0%
Units
Retail unit sales of new vehicles increased 445 units, or 1.0%, from 2007 to 2008. The increase is due a 3,436 unit increase from net dealership acquisitions, offset by a 2,991 unit or 6.7% decrease in same store retail unit sales during the period. The same store decrease was due primarily to unit sales decreases in our premium and volume foreign brand stores in the U.S.
Revenues
New vehicle retail sales revenue increased $10.8 million, or 0.7%, from 2007 to 2008. The increase is due to a $99.9 million increase from net dealership acquisitions, offset by an $89.1 million, or 5.5%, decrease in same store revenues. The same store revenue decrease is due primarily to the 6.7% decrease in retail unit sales, which reduced revenue by $107.7 million, offset somewhat by the $445, or 1.2%, increase in average selling prices per unit, which increased revenue by $18.6 million.
Gross Profit
Retail gross profit from new vehicle sales increased $1.4 million, or 1.0%, from 2007 to 2008. The increase is due to an $8.8 million increase from net dealership acquisitions, offset by a $7.4 million, or 5.5%, decrease in same store gross profit. The same store decrease is due primarily to the 6.7% decrease in retail unit sales, which reduced gross profit by $9.0 million, somewhat offset by a $39, or 1.3%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $1.6 million.

Used Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
Used retail unit sales	26,911	25,550	1,361	5.3%
Same store used retail unit sales	25,832	24,580	1,252	5.1%
Used retail sales revenue	$803.4	$780.3	$23.1	3.0%
Same store used retail sales revenue	$768.4	$751.7	$16.7	2.2%
Used retail sales revenue per unit	$29,854	$30,542	$(688)	(2.3)%
Same store used retail sales revenue per unit	$29,747	$30,583	$(836)	(2.7)%
Gross profit — used	$67.6	$61.1	$6.5	10.6%
Same store gross profit — used	$65.1	$59.8	$5.3	8.9%
Average gross profit per used vehicle retailed	$2,512	$2,392	$120	5.0%
Same store average gross profit per used vehicle retailed	$2,520	$2,434	$86	3.5%
Gross margin % — used	8.4%	7.8%	0.6%	7.7%
Same store gross margin % — used	8.5%	8.0%	0.5%	6.3%
Units
Retail unit sales of used vehicles increased 1,361 units, or 5.3%, from 2007 to 2008. The increase is due to a 1,252 unit, or 5.1%, increase in same store retail unit sales, coupled with a 109 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in our premium brand stores in the U.S. and in our volume foreign brand stores worldwide.
Revenues
Used vehicle retail sales revenue increased $23.1 million, or 3.0%, from 2007 to 2008. The increase is due to a $16.7 million, or 2.2%, increase in same store revenues, coupled with a $6.4 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the 5.1% increase in retail unit sales, which increased revenue by $37.2 million, somewhat offset by a decrease in comparative average selling prices per vehicle of $836, or 2.7%, which decreased revenue by $20.5 million,.
Gross Profit
Retail gross profit from used vehicle sales increased $6.5 million, or 10.6%, from 2007 to 2008. The increase is due to a $5.3 million, or 8.9%, increase in same store gross profit, coupled with a $1.2 million increase from net dealership acquisitions. The increase in same store gross profit is due primarily to the 5.1% increase in used retail unit sales, which increased gross profit by $3.2 million, coupled with an $86, or 3.5%, increase in average gross profit per used vehicle retailed which increased retail gross profit by $2.1 million.
Finance and Insurance Data

			2008 vs. 2007
	2008	2007	Change	% Change
Finance and insurance revenue	$75.1	$67.8	$7.3	10.8%
Same store finance and insurance revenue	$71.2	$67.5	$3.7	5.5%
Finance and insurance revenue per unit	$1,036	$960	$76	7.9%
Same store finance and insurance revenue per unit	$1,054	$974	$80	8.2%
Finance and insurance revenue increased $7.3 million, or 10.8%, from 2007 to 2008. The increase is due to a $3.7 million, or 5.5%, increase in same store revenues, coupled with a $3.6 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the $80, or 8.2%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $5.4 million, somewhat offset by the 2.5% decrease in retail unit sales which decreased revenue by $1.7 million.

Service and Parts Data

			2008 vs. 2007
	2008	2007	Change	% Change
Service and parts revenue	$363.4	$348.0	$15.4	4.4%
Same store service and parts revenue	$345.2	$341.4	$3.8	1.1%
Gross profit	$203.6	$193.2	$10.4	5.4%
Same store gross profit	$193.9	$190.1	$3.8	2.0%
Gross margin	56.0%	55.5%	0.5%	0.9%
Same store gross margin	56.2%	55.7%	0.5%	0.9%
Revenues
Service and parts revenue increased $15.4 million, or 4.4%, from 2007 to 2008. The increase is due to a $3.8 million, or 1.1%, increase in same store revenues, coupled with an $11.6 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs.
Gross Profit
Service and parts gross profit increased $10.4 million, or 5.4%, from 2007 to 2008. The increase is due to a $3.8 million, or 2.0%, increase in same store gross profit, coupled with a $6.6 million increase from net dealership acquisitions during the period. The same store gross profit increase is due to the $3.8 million, or 1.1%, increase in same store revenues, which increased gross profit by $2.2 million, and a 50 basis point increase in gross margin, which increased gross profit by $1.6 million.
Distribution
The Company’s wholly-owned subsidiary, smart USA Distributor LLC (“smart USA”), began distributing the smart fortwo vehicle in the U.S. during 2008. Total distribution segment revenue during the first three months of 2008 aggregated to $75.5 million. Segment gross profit totaled $10.7 million, which includes gross profit on vehicle and parts sales.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $29.5 million, or 8.0%, from $369.7 million to $399.2 million. The aggregate increase is primarily due to a $7.1 million, or 2.0%, increase in same store SG&A, coupled with a $22.4 million increase from net dealership acquisitions. The increase in same store SG&A is due to costs associated with the smart distribution business, a net increase in variable selling expenses, including increases in variable compensation as a result of the 1.2% increase in same store retail gross profit over the prior year, and increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses increased as a percentage of total revenue from 12.0% to 12.4% and increased as a percentage of gross profit from 80.1% to 80.8%.
Depreciation and Amortization
Depreciation and amortization increased $1.2 million, or 9.4%, from $12.3 million to $13.5 million. The increase is due to an $0.8 million, or 7.2%, increase in same store depreciation and amortization, coupled with a $0.4 million increase from net dealership acquisitions. The same store increase is due in large part to our ongoing facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense increased $1.5 million, or 9.5%, from $15.8 million to $17.3 million. The increase is due to a $0.6 million, or 4.0%, increase in same store floor plan interest expense, coupled with a $0.9 million increase from net dealership acquisitions. The same store increase is due in large part to increases in our average amounts outstanding, somewhat offset by decreases in the underlying variable rates of our revolving floor plan arrangements.

Other Interest Expense
Other interest expense decreased $6.8 million, or 36.0%, from $18.8 million to $12.0 million. The decrease is due primarily to a decrease in our average total outstanding indebtedness in 2008 versus 2007, coupled with a decrease in our weighted average interest rate.
Income Taxes
Income taxes increased $10.3 million, or 117.7%, from $8.8 million to $19.1 million. The increase from 2007 to 2008 is due to the increase in our pre-tax income versus the prior year, coupled with an increase in our overall effective income tax rate.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities, dividends and potentially repurchases of common stock under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of March 31, 2008, we had working capital of $208.3 million, including $20.4 million of cash available to fund our operations and capital commitments. In addition, we had $250.0 million and £67 million ($133.3 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
We paid dividends of seven cents per share on March 1, 2007, June 1, 2007 and September 4, 2007 and dividends of nine cents per share on December 3, 2007 and March 3, 2008. We have also declared a dividend of nine cents per share payable on June 2, 2008 to shareholders of record on May 12, 2008. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
We have historically expanded our automotive retail operations through organic growth and the acquisition of retail automotive dealerships. In addition, one of our subsidiaries is the exclusive distributor of smart fortwo vehicles in the United States and Puerto Rico. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions, other expansion opportunities, or refinance existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings which sources of funds may not necessarily be available on terms acceptable to us, if at all.
Our board of directors has approved a stock repurchase program for up to $150 million of our outstanding common stock. We may, from time to time as market conditions warrant, purchase our outstanding common stock on the open market and in privately negotiated transactions and, potentially, via a tender offer. We currently intend to fund any repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make stock repurchases will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses, as well as any then-existing limits imposed by our finance agreements. We have not made any repurchases under this program to date.
Inventory Financing
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, we are generally not required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries and in the United States are guaranteed by the Company. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in various benchmarks. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

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
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2008, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S. See “Forward Looking Statements”.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.S. credit agreement. Other than $0.5 million of letters of credit, no amounts were outstanding under the U.S. credit agreement as of March 31, 2008.
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
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2008, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. As of March 31, 2008, outstanding loans under the U.K. credit agreement amounted to £45.9 million ($91.2 million).

7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2008, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us. The Convertible Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2008, we were in compliance with all negative covenants and there were no events of default.
Holders of the convertible notes may convert them based on a conversion rate of 42.2052 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.69 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period, if the closing price of our common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.43 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.
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
On or after April 6, 2011, we may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.
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

Interest Rate Swaps
The Company is party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%. We may terminate this arrangement at any time subject to the settlement at that time of the fair value of the swap arrangement. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. During the three months ended March 31, 2008, the swaps had an immaterial impact on the weighted average interest rate on floor plan borrowings. As of March 31, 2008, the Company expects approximately $3.8 million associated with the swaps to be recognized as an increase of interest expense over the next twelve months.
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
Cash Flows
Cash and cash equivalents increased by $8.7 million and $12.1 million during the three months ended March 31, 2008 and 2007, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $38.0 million and $108.4 million during the three months ended March 31, 2008 and 2007, respectively. Cash flows from operating activities include net income, as adjusted for non-cash items, and the effects of changes in working capital.
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. In accordance with SFAS No. 95, “Statement of Cash Flows”, we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as a financing activity in our statement of cash flows.

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

	Three Months Ended
	March 31,
	2008	2007
Net cash from operating activities as reported	$38,043	$108,395
Floor plan notes payable — non-trade as reported	25,767	166,143

Net cash from operating activities including all floor plan notes payable	$63,810	$274,538

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $46.9 million and $12.1 million during the three months ended March 31, 2008 and 2007, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $49.1 million and $37.2 million during the three months ended March 31, 2008 and 2007, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $3.7 million and $23.6 million during the three months ended March 31, 2008 and 2007, respectively. Cash used in business acquisitions, net of cash acquired, was $1.5 million and $7.3 million during the three months ended March 31, 2008 and 2007, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $5.6 million during the three months ended March 31, 2007. We used $1.5 million for other investing activities during the three months ended March 31, 2008. The three months ended March 31, 2007 included $8.8 million of proceeds of other investing activities.
Cash Flows from Continuing Financing Activities
Cash provided by continuing financing activities was $17.0 million during the three months ended March 31, 2008 and cash used by continuing financing activities was $158.3 million during the three months ended March 31, 2007. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net repayments of long-term debt of $0.2 million and $318.2 million during the three months ended March 31, 2008 and 2007, respectively. The repayments in the three months ended March 31, 2007 included $14.4 million of premium paid on the redemption of our 9.625% Senior Subordinated Notes. We had net borrowings of floor plan notes payable non-trade of $25.8 million and $166.1 million during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2007 we received proceeds of $0.3 million from the issuance of common stock. During the three months ended March 31, 2008 and 2007, we paid $8.6 million and $6.6 million, respectively, of cash dividends to our stockholders.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to become material to our liquidity or our capital resources. Management does not believe that there is any significant past, present or future cash transactions relating to discontinued operations.
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
Other Related Party Interests and Transactions
Roger S. Penske is also a managing member of Penske Capital Partners and Transportation Resource Partners, each organizations that undertake investments in transportation-related industries. Richard J. Peters, one of our directors, is a managing director of Transportation Resource Partners and is a director of Penske Corporation. Eustace W. Mita and Lucio A. Noto (two of our directors) are investors in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our President and a director, is also the President and a director of Penske Corporation.
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

Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, through which we acquire automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2008, our automotive joint venture relationships were as follows:

Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	90.00%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00%(B)
Tysons Corner, Virginia	Aston Martin, Audi, Mercedes-Benz, Porsche, smart	90.00%(B)(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00%(D)
Mentor, Ohio	Honda	75.00%(B)
Munich, Germany	BMW, MINI	50.00%(D)
Frankfurt, Germany	Lexus, Toyota	50.00%(D)
Aachen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00%(D)
Mexico	Toyota	48.70%(D)
Mexico	Toyota	45.00%(D)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 10% interest in this joint venture, which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts

(B)	Entity is consolidated in our financial statements

(C)	Roger S. Penske, Jr. owned a 10% interest in this joint venture through his departure from the company on March 31, 2008. The Company purchased this interest from Mr. Penske on April 28, 2008. See Item 5: Other Information.

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

Forward Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” which generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
•	our future financial performance;

•	future acquisitions;

•	future capital expenditures and share repurchases;

•	our ability to obtain cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy in the various countries in which we operate dealerships;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity;

•	interest rates;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2007 annual report on Form 10-K filed February 26, 2008. Important factors that could cause actual results to differ materially from our expectations include the following:
•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates in the U.S. or the U.K. may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our U.K. dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to addition competition from other local dealerships in the U.K.;

•	our smart distribution operations represents a new line of business for us whose profitability is unproven;

•	our automotive dealerships are subject to environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the United States subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness.
In addition:
•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined benchmarks. Based on the amount outstanding as of March 31, 2008, a 100 basis point change in interest rates would result in an approximate $0.5 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined benchmarks. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2008, a 100 basis point change in interest rates would result in an approximate $12.9 million change to our annual interest expense.
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
Foreign Currency Exchange Rates. As of March 31, 2008, we have dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $126.7 million change to our revenues for the three months ended March 31, 2008.
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
Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of March 31, 2008, we are not a party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 5. Other Information
We have entered into a new license agreement with an affiliate of Penske Corporation for a license of the “Penske Automotive” name, which agreement replaces our prior license to use the Penske name at certain of our dealerships. The license agreement is filed as exhibit 10.1 to this quarterly report on Form 10-Q, and incorporated into this Item 5. This agreement provides us with a perpetual license of “Penske Automotive” and related trade names so long as Penske Corporation and its affiliates own in excess of 20% of our outstanding stock and we adhere to the other terms of the license agreement. On April 28, 2008, we purchased the remaining 10% of the HBL, LLC that was previously owned by Roger S. Penske, Jr., our former President. HBL, LLC is the corporate entity which owns our Audi, Aston Martin, Mercedes-Benz, Porsche and smart franchises in Tysons Corner, Virginia. Each of these transactions was approved by the disinterested members of our Board of Directors, which, in the case of the HBL purchase, included review by an independent committee of our Board of Directors.

Item 6. Exhibits
4.1	Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of May 6, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee.

4.2	Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated May 6, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee.

10	Trade Name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc.

12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.
Date: May 8, 2008	By:	/s/ Roger S. Penske
Roger S. Penske
Chief Executive Officer

Date: May 8, 2008	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of May 6, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee.

4.2	Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated May 6, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee.

10	Trade Name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc.

12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications