Form 10-Q
period 2008-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2008-08-01
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
As of July 22, 2008, there were 95,428,865 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$17,734	$11,690
Accounts receivable, net of allowance for doubtful accounts of $2,640 and $2,935	432,811	448,985
Inventories, net	1,790,464	1,682,736
Other current assets	91,321	65,948
Assets held for sale	7,911	88,165

Total current assets	2,340,241	2,297,524
Property and equipment, net	692,817	617,874
Goodwill	1,466,005	1,430,528
Franchise value	247,498	237,733
Other assets	309,531	84,894

Total assets	$5,056,092	$4,668,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,098,103	$1,070,882
Floor plan notes payable — non-trade	549,150	476,854
Accounts payable	256,062	266,726
Accrued expenses	260,444	212,310
Current portion of long-term debt	14,255	14,522
Liabilities held for sale	10,762	54,745

Total current liabilities	2,188,776	2,096,039
Long-term debt	1,054,555	830,106
Other long-term liabilities	324,562	320,949

Total liabilities	3,567,893	3,247,094

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 95,425 shares issued at June 30, 2008; 95,020 shares issued at December 31, 2007	10	10
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	739,131	733,895
Retained earnings	644,225	587,566
Accumulated other comprehensive income	104,833	99,988

Total stockholders’ equity	1,488,199	1,421,459

Total liabilities and stockholders’ equity	$5,056,092	$4,668,553

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,734,440	$1,814,171	$3,370,042	$3,438,949
Used vehicle	819,184	825,171	1,622,640	1,605,516
Finance and insurance, net	75,995	75,144	150,596	142,976
Service and parts	364,139	353,548	727,021	701,502
Distribution	98,421	—	162,191	—
Fleet and wholesale vehicle	270,485	297,151	533,674	556,257

Total revenues	3,362,664	3,365,185	6,566,164	6,445,200

Cost of sales:
New vehicle	1,588,673	1,662,440	3,086,317	3,150,642
Used vehicle	755,458	759,553	1,491,307	1,478,793
Service and parts	159,834	154,670	319,344	309,468
Distribution	82,605	—	136,223	—
Fleet and wholesale vehicle	274,557	296,032	538,025	552,040

Total cost of sales	2,861,127	2,872,695	5,571,216	5,490,943

Gross profit	501,537	492,490	994,948	954,257
Selling, general and administrative expenses	398,516	385,200	797,012	754,911
Depreciation and amortization	13,594	12,864	27,068	25,204

Operating income	89,427	94,426	170,868	174,142
Floor plan interest expense	(16,589)	(19,247)	(33,901)	(35,063)
Other interest expense	(12,616)	(12,890)	(24,659)	(31,713)
Equity in earnings of affiliates	3,011	2,529	4,403	1,708
Loss on debt redemption	—	—	—	(18,634)

Income from continuing operations before income taxes and minority interests	63,233	64,818	116,711	90,440
Income taxes	(22,258)	(24,059)	(41,427)	(32,855)
Minority interests	(428)	(702)	(863)	(996)

Income from continuing operations	40,547	40,057	74,421	56,589
(Loss) income from discontinued operations, net of tax	(683)	298	(628)	(1,652)

Net income	$39,864	$40,355	$73,793	$54,937

Basic earnings per share:
Continuing operations	$0.43	$0.43	$0.79	$0.60
Discontinued operations	(0.01)	0.00	(0.01)	(0.02)
Net income	0.42	0.43	0.78	0.58

Shares used in determining basic earnings per share	94,506	94,033	94,422	93,940

Diluted earnings per share:
Continuing operations	$0.43	$0.42	$0.79	$0.60
Discontinued operations	(0.01)	0.00	(0.01)	(0.02)
Net income	0.42	0.43	0.78	0.58

Shares used in determining diluted earnings per share	94,895	94,532	94,784	94,483

Cash dividends per share	$0.09	$0.07	$0.18	$0.14
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$73,793	$54,937
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	27,068	25,204
Undistributed earnings of equity method investments	(4,403)	(1,708)
Loss from discontinued operations, net of tax	628	1,652
Deferred income taxes	7,059	9,314
Loss on debt redemption	—	18,634
Minority interests	863	996
Changes in operating assets and liabilities:
Accounts receivable	19,212	13,511
Inventories	(71,253)	(71,440)
Floor plan notes payable	121,549	245,452
Accounts payable and accrued expenses	16,197	22,580
Other	(14,482)	(31,967)

Net cash from continuing operating activities	176,231	287,165

Investing Activities:
Purchase of equipment and improvements	(117,073)	(73,600)
Proceeds from sale-leaseback transactions	19,740	76,509
Dealership acquisitions net, including repayment of sellers’ floorplan notes payable of $4,928 and $48,518, respectively	(69,105)	(157,892)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	(219,000)	—
Other	(1,500)	13,264

Net cash from continuing investing activities	(386,938)	(141,719)

Financing Activities:
Proceeds from borrowings under U.S. revolving credit line	301,500	241,500
Repayments under U.S. revolving credit line	(301,500)	(241,500)
Redemption 9 5/8% Senior Subordinated debt	—	(314,439)
Proceeds from U.S. credit agreement term loan	219,000	—
Net borrowings (repayments) of other long-term debt	454	(38,828)
Net (repayments) borrowings of floor plan notes payable — non-trade	(22,032)	137,713
Proceeds from exercises of options, including excess tax benefit	820	1,527
Dividends	(17,134)	(13,252)

Net cash from continuing financing activities	181,108	(227,279)

Discontinued operations:
Net cash from discontinued operating activities	2,105	20,825
Net cash from discontinued investing activities	61,212	34,562
Net cash from discontinued financing activities	(27,674)	31,295

Net cash from discontinued operations	35,643	86,682

Net change in cash and cash equivalents	6,044	4,849
Cash and cash equivalents, beginning of period	11,690	14,768

Cash and cash equivalents, end of period	$17,734	$19,617

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$66,296	$76,418
Income taxes	2,288	12,598
Seller financed debt	4,728	4,953
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
	Issued		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
	(Unaudited)
	(Dollars in thousands)

Balances, January 1, 2008	95,019,763	$10	$733,895	$587,566	$99,988	$1,421,459
Equity compensation	344,428	—	4,416	—	—	4,416
Dividends	—	—	—	(17,134)	—	(17,134)
Exercise of stock options, including tax benefit of $253	60,336	—	820	—	—	820
Foreign currency translation	—	—	—	—	5,766	5,766
Other	—	—	—	—	(921)	(921)
Net income	—	—	—	73,793	—	73,793

Balances, June 30, 2008	95,424,527	$10	$739,131	$644,225	$104,833	$1,488,199

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of Penske Automotive Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through June 30, 2008. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.
On June 26, 2008, we acquired a 9% limited partnership interest in Penske Truck Leasing Co., L.P., a leading global transportation services provider, in exchange for $219 million. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including transportation and distribution center management and supply chain management.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$67,770	$145,766	$156,254	$311,309

Pre-tax (loss) income	(3,622)	243	(3,601)	422

(Loss) Gain on disposal	(234)	146	(234)	(2,814)

	June 30,	December 31,
	2008	2007
Inventories	$6,736	$53,052
Other assets	1,175	35,113

Total assets	$7,911	$88,165

Floor plan notes payable (trade and non-trade)	$6,607	$42,717
Other liabilities	4,155	12,028

Total Liabilities	$10,762	$54,745

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
Intangible Assets
The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. The Company believes the franchise value of its dealerships have an indefinite useful life based on the following facts:
•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated our franchise agreements.
The following is a summary of the changes in the carrying amount of goodwill and franchise value for the six months ended June 30, 2008:

		Franchise
	Goodwill	Value
Balances — January 1, 2008	$1,430,528	$237,733
Additions during period	31,458	10,742
Deletions during period	—	(1,754)
Foreign currency translation	4,019	777

Balances — June 30, 2008	$1,466,005	$247,498

As of June 30, 2008, approximately $665,877 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
New Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS 157 required by SFAS 159 were adopted as of January 1, 2008. SFAS 157 thus becomes effective for the Company’s non-financial assets and liabilities on January 1, 2009. The Company continues to evaluate the impact of those elements of this pronouncement.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. The Company did not elect the fair value option with respect to any of its current financial assets or financial liabilities when the provisions of this statement became effective on January 1, 2008. As a result, there was no impact upon adoption.
SFAS No. 141(R) “Business Combinations” requires almost all assets acquired and liabilities assumed in business combinations to be recorded at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition related costs to be expensed as incurred. The pronouncement also clarifies the accounting under various scenarios such as step purchases or situations in which the fair value of assets and liabilities acquired exceeds the consideration. SFAS 141(R) will be effective for the Company on January 1, 2009.
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” clarifies that a noncontrolling interest in a subsidiary must be measured at fair value and classified as a separate component of equity. This pronouncement also outlines the accounting for changes in a parent’s ownership in a subsidiary. SFAS 160 will be effective for the Company on January 1, 2009 and will require the Company to reclassify its minority interest liabilities to shareholders equity for the Company’s non-wholly owned consolidated subsidiaries.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to explain why and how an entity uses derivative instruments, how the hedged items are accounted for under the relevant literature and how the derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for the Company on January 1, 2009. This pronouncement will have no impact on the Company’s accounting, and the Company is currently evaluating the pronouncements additional disclosure requirements.
FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” requires the issuer of a convertible debt instrument that may be settled in cash upon conversion, including partial cash settlement, to separately account for the debt and equity components of the instrument. The value to be ascribed to the debt portion of the instrument is determined using a fair value methodology, with the residual representing the equity component. The equity component will be recorded as an increase in stockholders equity, with the debt discount being amortized as additional interest expense over the expected life of the instrument. FSP APB 14-1 will be effective for our fiscal year beginning January 1, 2009 and requires retrospective application to all periods presented. The Company will apply this guidance to the accounting for its 3.5% Senior Subordinated Convertible Notes due 2026 (the “Notes”), which the Company issued in January 2006. It is expected that the Company will assign approximately $70 million to the equity component as of the Notes issuance date. In addition, interest expense will be restated for all periods presented, with an increase of approximately $15 million expected for the year ended December 31, 2009. Due to the prepayment features included within the Notes, the recording of incremental interest expense will be completed in April 2011.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
2. Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2008	2007
New vehicles	$1,337,815	$1,220,558
Used vehicles	365,575	378,488
Parts, accessories and other	87,074	83,690

Total inventories	$1,790,464	$1,682,736

The Company receives non-refundable credits from certain vehicle manufacturers which are treated as a reduction of cost of sales when the vehicles are sold. Such credits amounted to $14,267 and $15,019 during the six months ended June 30, 2008 and 2007, respectively.
3. Business Combinations
The Company acquired five and eight franchises during the six months ended June 30, 2008 and 2007, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. A summary of the aggregate purchase price allocations for the six months ended June 30, 2008 and 2007 follows:

	June 30,
	2008	2007

Accounts receivable	$2,560	$11,908
Inventory	36,476	48,425
Other current assets	815	3,465
Property and equipment	1,836	5,077
Goodwill	31,458	54,768
Franchise value	10,742	41,668
Other non-current assets	—	5,099
Current liabilities	(14,782)	(12,518)

Cash used in dealership acquisitions	$69,105	$157,892

The following unaudited consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2008 and 2007 give effect to acquisitions consummated during 2008 and 2007 as if they had occurred on January 1, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$3,384,838	$3,518,437	$6,658,152	$6,798,347
Income from continuing operations	40,773	41,007	76,316	59,181
Net income	40,090	41,305	75,688	57,529
Income from continuing operations per diluted common share	$0.43	$0.43	$0.81	$0.63
Earnings per diluted common share	$0.42	$0.44	$0.80	$0.61

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
4. Floor Plan Notes Payable — Trade and Non-trade
The Company finances the majority of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company is generally not required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries and in the U.S. are guaranteed by the Company. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in various benchmarks. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to used vehicles, as floor plan notes payable — non-trade on its consolidated condensed balance sheets and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.
5. Earnings Per Share
Basic earnings per share is computed using net income and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 follows:

	Three Months Ended June		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding	94,506	94,033	94,422	93,940
Effect of stock options	114	228	116	236
Effect of restricted stock	275	271	246	307

Weighted average shares outstanding, including effect of dilutive securities	94,895	94,532	94,784	94,483

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 6, may be converted to voting common stock. As of June 30, 2008 and 2007, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.
6. Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
U.S. revolving credit line	$—	$—
U.S. credit agreement term loan	219,000	—
U.K. credit agreement	96,779	91,265
7.75% Senior Subordinated Notes due 2016	375,000	375,000
3.5% Senior Subordinated Convertible Notes due 2026	375,000	375,000
Other	3,031	3,363

Total long-term debt	1,068,810	844,628
Less: Current portion	(14,255)	(14,522)

Net long-term debt	$1,054,555	$830,106

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
U.S. Credit Agreement
The Company is party to a $479,000 credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 of borrowing capacity for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, a $219,000 non-amortizing term loan and an additional $10,000 of availability for letters of credit, through September 30, 2010. The revolving loans bear interest at defined LIBOR plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be reborrowed.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2008, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2008, $219,000 of term loans and $500 of letters of credit were outstanding under this facility. No revolving loans were outstanding as of June 30, 2008.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a multi-option credit agreement, a fixed rate credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £70,000 in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30,000 funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals through June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £30,000 that bears interest at the Bank of England Base Rate plus 1.00%, and matures on August 31, 2011.
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2008, the U.K. subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of June 30, 2008, outstanding loans under the U.K. Credit Agreement amounted to £48,586 ($96,779).

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
7.75% Senior Subordinated Notes
On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2008, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements and floor plan indebtedness. The convertible notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2008, the Company was in compliance with all negative covenants and there were no events of default.
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
7. Stockholders’ Equity
Comprehensive income
Other comprehensive income includes changes in the fair value of interest rate swap agreements, foreign currency translation gains and losses, and available for sale securities valuation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$39,864	$40,355	$73,793	$54,937
Other comprehensive income
Foreign currency translation	1,706	8,110	5,766	10,209
Other	4,351	289	(921)	467

Comprehensive income	$45,921	$48,754	$78,638	$65,613

8. Interest Rate Swaps
The Company is party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time subject to the settlement of the then current fair value of the swap arrangements. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. During the six months ended June 30, 2008, the swaps increased the weighted average interest rate on floor plan borrowings by approximately 0.1%. As of June 30, 2008, the Company used Level 2 inputs as described under SFAS 157 to estimate the fair value of these contracts to be a $1,224 liability, and expects approximately $2,526 associated with the swaps to be recognized as an increase of interest expense over the next twelve months.
The Company was party to an interest rate swap agreement which expired in January 2008, pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to issues with customers, employment related matters, class action claims, purported class action claims, and claims brought by governmental authorities. As of June 30, 2008, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. See MD&A “forward looking statements”.
The Company was party to a joint venture agreement with respect to one of the Company’s franchises pursuant to which the Company was required to repurchase its partner’s interest. The Company completed this repurchase on July 23, 2008 with a payment of $5.1 million.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
10. Segment Information
The Company has two reportable operating segments as defined in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: (i) Retail, consisting of our automotive retail operations, and (ii) Distribution, consisting of our distribution of the smart for two vehicle, parts and accessories in the U.S. and Puerto Rico. The Company’s operations are organized by management by line of business and geography. The Retail segment includes all automotive dealerships, regardless of geography, and includes all departments relevant to the operation of the dealerships. We believe the dealership operations included in the Retail segment are one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions.) The accounting policies of both segments are the same and are described in Note 1.
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
Three Months Ended June 30, 2008

			Intersegment
	Retail	Distribution	Elimination	Total
Revenues –
2008	$3,264,243	$116,881	$(18,460)	$3,362,664
2007	3,365,185	—	—	3,365,185
Adjusted segment income –
2008	$52,917	$10,307	$9	$63,233
2007	64,818	—	—	64,818
Six Months Ended June 30, 2008

			Intersegment
	Retail	Distribution	Elimination	Total
Revenues –
2008	$6,403,973	$192,361	$(30,170)	$6,566,164
2007	6,445,200	—	—	6,445,200
Adjusted segment income –
2008	$103,035	$14,254	$(578)	$116,711
2007	109,074	—	—	109,074
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes and minority interests for the six month period ended June 30, 2008. There are no reconciling items in the three month period ended June 30, 2008.

	Six Months Ended
	June 30, 2008	June 30, 2007
Total adjusted segment income	$116,711	$109,074
Loss on debt redemption	—	(18,634)

Income from continuing operations before income taxes and minority interests	$116,711	$90,440

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
11. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis. The 2007 consolidating condensed financial statements have been restated for an immaterial error relating to the presentation of long-term debt.
CONSOLIDATING CONDENSED BALANCE SHEET
June 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$17,734	$—	$—	$11,083	$6,651
Accounts receivable, net	432,811	(194,119)	194,119	254,762	178,049
Inventories, net	1,790,464	—	—	1,026,060	764,404
Other current assets	91,321	—	5,023	43,327	42,971
Assets held for sale	7,911	—	—	1,601	6,310

Total current assets	2,340,241	(194,119)	199,142	1,336,833	998,385
Property and equipment, net	692,817	—	11,872	389,177	291,768
Intangible assets	1,713,503	—	—	1,151,613	561,890
Other assets	309,531	(2,023,900)	2,251,828	9,519	72,084

Total assets	$5,056,092	$(2,218,019)	$2,462,842	$2,887,142	$1,924,127

Floor plan notes payable	$1,098,103	$—	$—	$617,169	$480,934
Floor plan notes payable — non-trade	549,150	—	—	295,397	253,753
Accounts payable	256,062	—	3,864	106,623	145,575
Accrued expenses	260,444	(194,119)	1,779	113,711	339,073
Current portion of long-term debt	14,255	—	—	168	14,087
Liabilities held for sale	10,762	—	—	1,009	9,753

Total current liabilities	2,188,776	(194,119)	5,643	1,134,077	1,243,175
Long-term debt	1,054,555	(166,646)	969,000	2,946	249,255
Other long-term liabilities	324,562	—	—	303,014	21,548

Total liabilities	3,567,893	(360,765)	974,643	1,440,037	1,513,978
Total stockholders’ equity	1,488,199	(1,857,254)	1,488,199	1,447,105	410,149

Total liabilities and stockholders’ equity	$5,056,092	$(2,218,019)	$2,462,842	$2,887,142	$1,924,127

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Cash and cash equivalents	$11,690	$—	$—	$—	$11,690
Accounts receivable, net	448,985	(210,645)	210,945	289,939	158,746
Inventories, net	1,682,736	—	—	924,632	758,104
Other current assets	65,948	—	3,849	27,958	34,141
Assets held for sale	88,165	—	—	64,277	23,888

Total current assets	2,297,524	(210,645)	214,794	1,306,806	986,569
Property and equipment, net	617,874	—	4,617	345,088	268,169
Intangible assets	1,668,261	—	—	1,073,598	594,663
Other assets	84,894	(1,951,050)	1,956,788	12,395	66,761

Total assets	$4,668,553	$(2,161,695)	$2,176,199	$2,737,887	$1,916,162

Floor plan notes payable	$1,070,882	$—	$—	$569,259	$501,623
Floor plan notes payable — non-trade	476,854	—	—	293,269	183,585
Accounts payable	266,726	—	4,550	96,562	165,614
Accrued expenses	212,310	(210,645)	190	64,037	358,728
Current portion of long-term debt	14,522	—	—	496	14,026
Liabilities held for sale	54,745	—	—	34,113	20,632

Total current liabilities	2,096,039	(210,645)	4,740	1,057,736	1,244,208
Long-term debt	830,106	(237,616)	750,000	2,548	315,174
Other long-term liabilities	320,949	—	—	288,647	32,302

Total liabilities	3,247,094	(448,261)	754,740	1,348,931	1,591,684
Total stockholders’ equity	1,421,459	(1,713,434)	1,421,459	1,388,956	324,478

Total liabilities and stockholders’ equity	$4,668,553	$(2,161,695)	$2,176,199	$2,737,887	$1,916,162

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$3,362,664	$—	$—	$1,979,933	$1,382,731
Cost of sales	2,861,127	—	—	1,668,805	1,192,322

Gross profit	501,537	—	—	311,128	190,409
Selling, general, and administrative expenses	398,516	—	2,922	247,049	148,545
Depreciation and amortization	13,594	—	290	7,650	5,654

Operating income (loss)	89,427	—	(3,212)	56,429	36,210
Floor plan interest expense	(16,589)	—	—	(9,594)	(6,995)
Other interest expense	(12,616)	—	(8,533)	—	(4,083)
Equity in income of affiliates	3,011	—	—	—	3,011
Loss on debt redemption	—	—	—	—	—
Equity in earnings of subsidiaries	—	(74,550)	74,550	—	—

Income (loss) from continuing operations before income taxes and minority interests	63,233	(74,550)	62,805	46,835	28,143
Income taxes	(22,258)	26,420	(22,258)	(18,009)	(8,411)
Minority interests	(428)	—	—	—	(428)

Income (loss) from continuing operations	40,547	(48,130)	40,547	28,826	19,304
Income (loss) from discontinued operations, net of tax	(683)	683	(683)	(912)	229

Net income (loss)	$39,864	$(47,447)	$39,864	$27,914	$19,533

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$3,365,185	$—	$—	$1,912,150	$1,453,035
Cost of sales	2,872,695	—	—	1,620,869	1,251,826

Gross profit	492,490	—	—	291,281	201,209
Selling, general, and administrative expenses	385,200	—	3,960	227,880	153,360
Depreciation and amortization	12,864	—	389	6,839	5,636

Operating income (loss)	94,426	—	(4,349)	56,562	42,213
Floor plan interest expense	(19,247)	—	—	(11,689)	(7,558)
Other interest expense	(12,890)	—	(6,580)	(5)	(6,305)
Equity in income of affiliates	2,529	—	—	—	2,529
Loss on debt redemption	—	—	—	—	—
Equity in earnings of subsidiaries	—	(75,045)	75,045	—	—

Income (loss) from continuing operations before income taxes and minority interests	64,818	(75,045)	64,116	44,868	30,879
Income taxes	(24,059)	25,515	(24,059)	(15,562)	(9,953)
Minority interests	(702)	—	—	—	(702)

Income (loss) from continuing operations	40,057	(49,530)	40,057	29,306	20,224
Income (loss) from discontinued operations, net of tax	298	(298)	298	(130)	428

Net income (loss)	$40,355	$(49,828)	$40,355	$29,176	$20,652

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$6,566,164	$—	$—	$3,717,352	$2,848,812
Cost of sales	5,571,216	—	—	3,131,238	2,439,978

Gross profit	994,948	—	—	586,114	408,834
Selling, general, and administrative expenses	797,012	—	6,773	478,984	311,255
Depreciation and amortization	27,068	—	653	14,874	11,541

Operating income (loss)	170,868	—	(7,426)	92,256	86,038
Floor plan interest expense	(33,901)	—	—	(19,150)	(14,751)
Other interest expense	(24,659)	—	(15,689)	—	(8,970)
Equity in income of affiliates	4,403	—	—	—	4,403
Loss on debt redemption	—	—	—	—	—
Equity in earnings of subsidiaries	—	(138,963)	138,963	—	—

Income (loss) from continuing operations before income taxes and minority interests	116,711	(138,963)	115,848	73,106	66,720
Income taxes	(41,427)	49,693	(41,427)	(29,780)	(19,913)
Minority interests	(863)	—	—	—	(863)

Income (loss) from continuing operations	74,421	(89,270)	74,421	43,326	45,944
Income (loss) from discontinued operations, net of tax	(628)	628	(628)	(1,133)	505

Net income (loss)	$73,793	$(88,642)	$73,793	$42,193	$46,449

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Revenues	$6,445,200	$—	$—	$3,565,385	$2,879,815
Cost of sales	5,490,943	—	—	3,012,094	2,478,849

Gross profit	954,257	—	—	553,291	400,966
Selling, general, and administrative expenses	754,911	—	8,072	440,440	306,399
Depreciation and amortization	25,204	—	734	13,439	11,031

Operating income (loss)	174,142	—	(8,806)	99,412	83,536
Floor plan interest expense	(35,063)	—	—	(20,326)	(14,737)
Other interest expense	(31,713)	—	(18,793)	(29)	(12,891)
Equity in income of affiliates	1,708	—	—	—	1,708
Loss on debt redemption	(18,634)	—	(18,634)	—	—
Equity in earnings of subsidiaries	—	(135,677)	135,677	—	—

Income (loss) from continuing operations before income taxes and minority interests	90,440	(135,677)	89,444	79,057	57,616
Income taxes	(32,855)	46,130	(32,855)	(28,015)	(18,115)
Minority interests	(996)	—	—	—	(996)

Income (loss) from continuing operations	56,589	(89,547)	56,589	51,042	38,505
Income (loss) from discontinued operations, net of tax	(1,652)	1,652	(1,652)	(2,549)	897

Net income (loss)	$54,937	$(87,895)	$54,937	$48,493	$39,402

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$176,231	$7,908	$109,704	$58,619

Investing activities:
Purchase of property and equipment	(117,073)	(7,908)	(56,576)	(52,589)
Proceeds from sale — leaseback transactions	19,740	—	5,964	13,776
Dealership acquisitions, net	(69,105)	—	(32,788)	(36,317)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	(219,000)	(219,000)	—	—
Other	(1,500)	—	—	(1,500)

Net cash from continuing investing activities	(386,938)	(226,908)	(83,400)	(76,630)

Financing activities:
Proceeds from U.S. credit agreement term loan	219,000	219,000	—	—
Net borrowings (repayments) of long-term debt	454	16,314	(3,962)	(11,898)
Floor plan notes payable — non-trade	(22,032)	—	(41,234)	19,202
Proceeds from exercises of options including excess tax benefit	820	820	—	—
Distributions from (to) parent	—	—	1,031	(1,031)
Dividends	(17,134)	(17,134)	—	—

Net cash from continuing financing activities	181,108	219,000	(44,165)	6,273

Net cash from discontinued operations	35,643	—	28,944	6,699

Net change in cash and cash equivalents	6,044	—	11,083	(5,039)
Cash and cash equivalents, beginning of period	11,690	—	—	11,690

Cash and cash equivalents, end of period	$17,734	$—	$11,083	$6,651

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In Thousands)

Net cash from continuing operating activities	$287,165	$7,610	$176,006	$103,549

Investing activities:
Purchase of property and equipment	(73,600)	(1,935)	(50,420)	(21,245)
Proceeds from sale — leaseback transactions	76,509	—	45,085	31,424
Dealership acquisitions, net	(157,892)	—	(121,425)	(36,467)
Other	13,264	8,764	—	4,500

Net cash from continuing investing activities	(141,719)	6,829	(126,760)	(21,788)

Financing activities:
Net borrowings (repayments) of long-term debt	(38,828)	311,725	(316,864)	(33,689)

Floor plan notes payable — non-trade	137,713	—	169,403	(31,690)
Proceeds from exercises of options including excess tax benefit	1,527	1,527	—	—
Redemption 9 5/8% Senior Subordinated Debt	(314,439)	(314,439)	—	—
Distributions from (to) parent	—	—	7,367	(7,367)
Dividends	(13,252)	(13,252)	—	—

Net cash from continuing financing activities	(227,279)	(14,439)	(140,094)	(72,746)

Net cash from discontinued operations	86,682	—	86,526	156

Net change in cash and cash equivalents	4,849	—	(4,322)	9,171
Cash and cash equivalents, beginning of period	14,768	—	4,040	10,728

Cash and cash equivalents, end of period	$19,617	$—	$(282)	$19,899

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired a number of dealerships since inception. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of revising our financial statements for entities which have been treated as discontinued operations through June 30, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Overview
We are the second largest automotive retailer headquartered in the United States as measured by total revenues. As of June 30, 2008, we owned and operated 161 franchises in the United States and 147 franchises outside of the United States, primarily in the United Kingdom. We offer a full range of vehicle brands with 95% of our total revenue in 2008 generated from non-U.S. brands and with sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, representing 64% of our total revenue. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
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
We are, through smart USA Distributor, LLC (“smart USA”), a wholly owned subsidiary, the exclusive distributor of the smart for two vehicle in United States and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40-plus miles per gallon on the highway and is an ultra-low emissions vehicle. Though launched in the United States in 2008, more than 850,000 fortwo vehicles have previously been sold outside the U.S. smart USA has certified a network of 69 smart dealerships in 31 states. Additional dealerships are expected to commence retailing vehicles during 2008 upon completion of their facilities and obtaining licensing approval. Of the 74 dealerships currently planned in the U.S., eight are owned and operated by us. The smart fortwo offers three different versions, the pure, passion coupe and passion cabriolet with base prices ranging from $11,600 to $16,600. We currently expect to distribute at least 24,000 smart fortwo vehicles in 2008.
On June 26, 2008, we acquired a 9% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation (collectively, “GE Capital”) in exchange for $219.0 million. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner is Penske Truck Leasing Corporation, a wholly owned subsidiary of Penske Corporation, which together with other wholly owned subsidiaries of Penske Corporation, owns 40% of PTL. The remaining 51% of PTL is owned by subsidiaries of General Electric Capital Corporation (collectively “GE Capital”).
We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our dealerships in the United States endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement through January 4, 2009. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that are being earned ratably on an annual basis through January 2009. We measure the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since we can reasonably estimate the number of warrants that will be earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is recognized ratably during each annual period. We also had the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified brands through December 31, 2007. We earned 123,800 of these warrants during the six months ended June 30, 2007. The value of Sirius stock has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled upon the termination of our arrangement.

Our gross profit varies with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as customer demand, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin.
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
The future success of our business will likely be dependent on, among other things, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealerships and the success of our distribution of the smart for two. See “Forward-Looking Statements.”
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the six months ended June 30, 2008 and 2007, we earned $173.1 million and $166.8 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $169.1 million and $159.2 million was recorded as a reduction of cost of sales.
Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, we sell our installment sale contracts to various financial institutions on a non-recourse basis to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back to us based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $19.2 million and $19.4 million as of June 30, 2008 and December 31, 2007, respectively. Changes in reserve estimates relate primarily to a decrease in the amount of revenues subject to chargeback.

Intangible Assets
Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. We believe the franchise value of our dealerships have an indefinite useful life based on the following facts:
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
Investments
Investments include marketable securities and investments in businesses accounted for under the equity method. A majority of our investments are in joint venture relationships that are more fully described in “Joint Venture Relationships” below. Such joint venture relationships are accounted for under the equity method, pursuant to which we record our proportionate share of the joint venture’s income each period. On June 26, 2008, we acquired the 9% limited partnership interest in PTL for $219 million.
The net book value of our investments was $289.0 million and $64.4 million as of June 30, 2008 and December 31, 2007, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment was identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. During 2007, we recorded an adjustment to the carrying value of our investment in Internet Brands to recognize an other than temporary impairment of $3.4 million which became apparent upon their initial public offering.
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

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors’ and officers’ insurance and employee medical benefits. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $18.0 million and $12.8 million as of June 30, 2008 and December 31, 2007. Changes in the reserve estimate during 2008 relate primarily to reserves for current year activity and changes in loss experience in our historical employee medical, general liability and workers compensation programs.
Income Taxes
Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $2.5 million has been recorded as of June 30, 2008 relating to state net operating loss and credit carryforwards in the U.S. based on our determination that it is more likely than not that they will not be utilized.
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
New Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS 157 required by SFAS 159 were adopted as of January 1, 2008. SFAS 157 thus becomes effective for our non-financial assets and liabilities on January 1, 2009. We continue to evaluate the impact of those elements of this pronouncement.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. We did not elect the fair value option with respect to any of our current financial assets or financial liabilities when the provisions of this statement became effective on January 1, 2008. As a result, there was no impact upon adoption.
SFAS No. 141(R) “Business Combinations” requires almost all assets acquired and liabilities assumed in business combinations to be recorded at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition related costs to be expensed as incurred. The pronouncement also clarifies the accounting under various scenarios such as step purchases or situations in which the fair value of assets and liabilities acquired exceeds the consideration. SFAS 141(R) will be effective for us on January 1, 2009.
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
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to explain why and how an entity uses derivative instruments, how the hedged items are accounted for under the relevant literature and how the derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 will be effective for us on January 1, 2009. This pronouncement will have no impact on our accounting, and we are currently evaluating the pronouncement’s additional disclosure requirements.

FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” requires the issuer of a convertible debt instrument that may be settled in cash upon conversion, including partial cash settlement, to separately account for the debt and equity components of the instrument. The value to be ascribed to the debt portion of the instrument is determined using a fair value methodology, with the residual representing the equity component. The equity component will be recorded as an increase in stockholders equity, with the debt discount being amortized as additional interest expense over the expected life of the instrument. FSP APB 14-1 will be effective for our fiscal year beginning January 1, 2009 and requires retrospective application to all periods presented. We will apply this guidance to the accounting for our 3.5% Senior Subordinated Convertible Notes due 2026 (the “Notes”), which we issued in January 2006. We expect to assign approximately $70 million to the equity component as of the Notes issuance date. In addition, interest expense will be restated for all periods presented, with an increase of approximately $15 million expected for the year ended December 31, 2009. Due to the prepayment features included within the Notes, the recording of incremental interest expense will be completed in April 2011.
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
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 (dollars in millions, except per unit amounts)
Total Retail Data

			2008 vs. 2007
	2008	2007	Change	% Change
Total retail unit sales	78,472	78,028	444	0.6%
Total same store retail unit sales	71,826	74,394	(2,568)	(3.5%)
Total retail sales revenue	$2,993.8	$3,068.0	$(74.2)	(2.4%)
Total same store retail sales revenue	$2,778.6	$2,953.1	$(174.5)	(5.9%)
Total retail gross profit	$489.8	$491.4	$(1.6)	(0.3%)
Total same store retail gross profit	$456.9	$476.1	$(19.2)	(4.0%)
Total retail gross margin	16.4%	16.0%	0.4%	2.5%
Total same store retail gross margin	16.4%	16.1%	0.3%	1.9%
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 444 units, or 0.6%, from 2007 to 2008. The increase is due to a 3,012 unit increase from net dealership acquisitions during the period, offset by a 2,568, or 3.5%, decrease in same store retail unit sales. The decrease in same store retail unit sales was driven primarily by decreases in new retail units sales at our premium brand stores in the U.S. and U.K. and volume foreign brand stores in the U.S., which was somewhat offset by increases in used retail unit sales at our premium and volume foreign brand stores in the U.S.
Revenues
Retail sales revenue decreased $74.2 million, or 2.4%, from 2007 to 2008. The decrease is due to a $174.5 million, or 5.9%, decrease in same store revenues, offset by a $100.3 million increase from net dealership acquisitions. The same store retail revenue decrease is due to (1) the 3.5% decrease in retail unit sales, which decreased revenue by $102.5 million, (2) a $409, or 1.1%, decrease in average new vehicle revenue per unit, which decreased revenue by $18.5 million, and (3) a $2,189, or 7.1%, decrease in average used vehicle revenue per unit, which decreased revenue by $55.8 million. These decreases were somewhat offset by a $2.3 million, or 0.7%, increase in service and parts revenues.
Gross Profit
Retail gross profit decreased $1.6 million, or 0.3%, from 2007 to 2008. The decrease is due to a $19.2 million, or 4.0%, decrease in same store retail gross profit, offset by a $17.6 million increase from net dealership acquisitions. The same store retail gross profit decrease is due to (1) the 3.5% decrease in retail unit sales, which decreased retail gross profit by $11.0 million, (2) a $249, or 9.9%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $6.4 million, and (3) a $44, or 1.5%, decrease in average gross profit per new vehicle retailed, which decreased retail gross profit by $2.0 million. These decreases were somewhat offset by a $0.2 million, or 0.1%, increase in service and parts gross profit.

New Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
New retail unit sales	50,299	51,175	(876)	(1.7%)
Same store new retail unit sales	45,153	48,895	(3,742)	(7.7%)
New retail sales revenue	$1,734.4	$1,814.2	$(79.8)	(4.4%)
Same store new retail sales revenue	$1,596.4	$1,748.7	$(152.3)	(8.7%)
New retail sales revenue per unit	$34,483	$35,450	$(967)	(2.7%)
Same store new retail sales revenue per unit	$35,356	$35,765	$(409)	(1.1%)
Gross profit — new	$145.8	$151.7	$(5.9)	(3.9%)
Same store gross profit — new	$132.6	$145.8	$(13.2)	(9.1%)
Average gross profit per new vehicle retailed	$2,898	$2,965	$(67)	(2.3%)
Same store average gross profit per new vehicle retailed	$2,937	$2,981	$(44)	(1.5%)
Gross margin % — new	8.4%	8.4%	0.0%	0.0%
Same store gross margin % — new	8.3%	8.3%	0.0%	0.0%
Units
Retail unit sales of new vehicles decreased 876 units, or 1.7%, from 2007 to 2008. The decrease is due a 3,742 unit, or 7.7%, decrease in same store retail unit sales during the period, somewhat offset by a 2,866 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our premium brand stores in the U.S. volume foreign brand stores in the U.S.
Revenues
New vehicle retail sales revenue decreased $79.8 million, or 4.4%, from 2007 to 2008. The decrease is due to a $152.3 million, or 8.7%, decrease in same store revenues, somewhat offset by a $72.5 million increase from net dealership acquisitions. The same store revenue decrease is due primarily to the 7.7% decrease in retail unit sales, which reduced revenue by $133.8 million, coupled with the $409, or 1.1%, decrease in average selling prices per unit, which decreased revenue by $18.5 million.
Gross Profit
Retail gross profit from new vehicle sales decreased $5.9 million, or 3.9%, from 2007 to 2008. The decrease is due to a $13.2 million, or 9.1%, decrease in same store gross profit, offset by a $7.3 million increase from net dealership acquisitions. The same store decrease is due primarily to the 7.7% decrease in retail unit sales, which reduced gross profit by $11.2 million, coupled with a $44, or 1.5%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $2.0 million.

Used Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
Used retail unit sales	28,173	26,853	1,320	4.9%
Same store used retail unit sales	26,673	25,499	1,174	4.6%
Used retail sales revenue	$819.2	$825.2	$(6.0)	(0.7%)
Same store used retail sales revenue	$767.4	$789.5	$(22.1)	(2.8%)
Used retail sales revenue per unit	$29,077	$30,729	$(1,652)	(5.4%)
Same store used retail sales revenue per unit	$28,772	$30,961	$(2,189)	(7.1%)
Gross profit — used	$63.7	$65.6	$(1.9)	(2.9%)
Same store gross profit — used	$60.5	$64.2	$(3.7)	(5.8%)
Average gross profit per used vehicle retailed	$2,262	$2,444	$(182)	(7.4%)
Same store average gross profit per used vehicle retailed	$2,270	$2,519	$(249)	(9.9%)
Gross margin % — used	7.8%	8.0%	(0.2%)	(2.5%)
Same store gross margin % — used	7.9%	8.1%	(0.2%)	(2.5%)
Units
Retail unit sales of used vehicles increased 1,320 units, or 4.9%, from 2007 to 2008. The increase is due to a 1,174 unit, or 4.6%, increase in same store retail unit sales, coupled with a 146 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in our premium and volume foreign brand stores in the U.S.
Revenues
Used vehicle retail sales revenue decreased $6.0 million, or 0.7%, from 2007 to 2008. The decrease is due to a $22.1 million, or 2.8%, decrease in same store revenues, somewhat offset by a $16.1 million increase from net dealership acquisitions. The same store revenue decrease is due to a $2,189, or 7.1% decrease in comparative average selling prices per vehicle, which decreased revenue by $55.8 million, somewhat offset by the 4.6% increase in same store retail unit sales which increased revenue by $33.7 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $1.9 million, or 2.9%, from 2007 to 2008. The decrease is due to a $3.7 million, or 5.8%, decrease in same store gross profit, somewhat offset by a $1.8 million increase from net dealership acquisitions. The decrease in same store gross profit is due to the $249, or 9.9%, decrease in average gross profit per used vehicle retailed which decreased retail gross profit by $6.4 million, somewhat offset by the 4.6% increase in used retail unit sales, which increased gross profit by $2.7 million.
Finance and Insurance Data

			2008 vs. 2007
	2008	2007	Change	% Change
Finance and insurance revenue	$76.0	$75.1	$0.9	1.2%
Same store finance and insurance revenue	$70.8	$73.3	$(2.5)	(3.4%)
Finance and insurance revenue per unit	$968	$963	$5	0.5%
Same store finance and insurance revenue per unit	$985	$985	$0.0	0.0%
Finance and insurance revenue increased $0.9 million, or 1.2%, from 2007 to 2008. The increase is due to a $3.4 million increase from net dealership acquisitions during the period, somewhat offset by a $2.5 million, or 3.4%, decrease in same store revenues. The same store revenue decrease is due to the 3.5% decrease in retail unit sales which decreased revenue by $2.5 million.

Service and Parts Data

			2008 vs. 2007
	2008	2007	Change	% Change
Service and parts revenue	$364.1	$353.5	$10.6	3.0%
Same store service and parts revenue	$343.9	$341.6	$2.3	0.7%
Gross profit	$204.3	$198.9	$5.4	2.7%
Same store gross profit	$193.0	$192.8	$0.2	0.1%
Gross margin	56.1%	56.3%	(0.2%)	(0.4%)
Same store gross margin	56.1%	56.4%	(0.3%)	(0.5%)
Revenues
Service and parts revenue increased $10.6 million, or 3.0%, from 2007 to 2008. The increase is due to a $2.3 million, or 0.7%, increase in same store revenues, coupled with an $8.3 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs.
Gross Profit
Service and parts gross profit increased $5.4 million, or 2.7%, from 2007 to 2008. The increase is due to a $0.2 million, or 0.1%, increase in same store gross profit, coupled with a $5.2 million increase from net dealership acquisitions during the period. The same store gross profit increase is due to the $2.3 million, or 0.7%, increase in same store revenues, which increased gross profit by $1.3 million, somewhat offset by a 30 basis point decrease in gross margin, which decreased gross profit by $1.1 million.
Distribution
The Company’s wholly-owned subsidiary, smart USA Distributor LLC (“smart USA”), began distributing the smart for two vehicle in the U.S. during 2008. Total distribution segment revenue during the three months ended June 30, 2008 aggregated to $116.9 million. Segment gross profit totaled $15.8 million, which includes gross profit on vehicle and parts sales.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $13.3 million, or 3.5%, from $385.2 million to $398.5 million. The aggregate increase is primarily due to a $19.0 million increase from net dealership acquisitions, somewhat offset by a $5.7 million, or 1.5%, decrease in same store SG&A. The decrease in same store SG&A is due to a net decrease in variable selling expenses, including decreases in variable compensation as a result of the 4.0% decrease in same store retail gross profit versus the prior year, somewhat offset by additional costs associated with the smart distribution business and increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses increased as a percentage of gross profit from 78.2% to 79.5%.
Depreciation and Amortization
Depreciation and amortization increased $0.7 million, or 5.7%, from $12.9 million to $13.6 million. The increase is due to a $0.5 million, or 3.7%, increase in same store depreciation and amortization, coupled with a $0.2 million increase from net dealership acquisitions. The same store increase is due in large part to our ongoing facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense decreased $2.6 million, or 13.8%, from $19.2 million to $16.6 million. The decrease is due to a $3.1 million, or 16.6%, decrease in same store floor plan interest expense, somewhat offset by a $0.5 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in the underlying variable rates of our revolving floor plan arrangements.

Other Interest Expense
Other interest expense decreased $0.3 million, or 2.1%, from $12.9 million to $12.6 million. The decrease is due primarily to a decrease in our weighted average interest rate, somewhat offset by an increase in our average total outstanding indebtedness in 2008 versus 2007.
Income Taxes
Income taxes decreased $1.8 million, or 7.5%, from $24.1 million to $22.3 million. The decrease from 2007 to 2008 is due to the decrease in our pre-tax income versus the prior year, coupled with a decrease in our overall effective income tax rate.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 (dollars in millions, except per unit amounts)
Our results for the six months ended June 30, 2007 include a charge of $18.6 million ($12.3 million after-tax), or $0.13 per share, relating to the redemption of our $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes at a price of 104.813% in March of 2007.
Total Retail Data

			2008 vs. 2007
	2008	2007	Change	% Change
Total retail unit sales	150,933	148,683	2,250	1.5%
Total same store retail unit sales	138,838	143,180	(4,342)	(3.0%)
Total retail sales revenue	$5,870.3	$5,888.9	$(18.6)	(0.3%)
Total same store retail sales revenue	$5,460.6	$5,702.4	$(241.8)	(4.2%)
Total retail gross profit	$973.3	$950.1	$23.2	2.4%
Total same store retail gross profit	$911.7	$926.6	$(14.9)	(1.6%)
Total retail gross margin	16.6%	16.1%	0.5%	3.1%
Total same store retail gross margin	16.7%	16.3%	0.4%	2.5%
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles increased by 2,250 units, or 1.5%, from 2007 to 2008. The increase is due to a 6,592 unit increase from net dealership acquisitions during the period, offset by a 4,342 unit, or 3.0%, decrease in same store retail unit sales. The decrease in same store retail unit sales was driven primarily by decreases in new retail units sales at our premium brand stores in the U.S. and U.K., volume foreign brand stores in the U.S. and used retail unit sales at our premium brand stores in the U.K., which was somewhat offset by increases in used retail unit sales at our premium brand stores in the U.S. and volume foreign brand stores in the U.S. and U.K.
Revenues
Retail sales revenue decreased $18.6 million, or 0.3%, from 2007 to 2008. The decrease is due to a $241.8 million, or 4.2%, decrease in same store revenues, offset by a $223.2 million increase from net dealership acquisitions during the period. The same store revenue decrease is due to (1) the 3.0% decrease in retail unit sales, which decreased revenue by $175.5 million and (2) a $1,525, or 5.0%, decrease in average used vehicle revenue per unit, which decreased revenue by $76.3 million. These decreases were somewhat offset by (1) a $35, or 3.6%, increase in average finance and insurance revenue per unit, which increased revenue by $4.8 million, and (2) a $5.2 million, or 0.8%, increase in service and parts revenues.
Gross Profit
Retail gross profit increased $23.2 million, or 2.4%, from 2007 to 2008. The increase is due to a $38.1 million increase from net dealership acquisitions during the period, offset by a $14.9 million, or 1.6%, decrease in same store retail gross profit. The same store retail gross profit decrease is due to (1) the 3.0% decrease in retail unit sales, which decreased retail gross profit by $18.8 million, (2) a $3, or 0.1%, decrease in average gross profit per new vehicle retailed, which decreased retail gross profit by $0.3 million and (3) an $85, or 3.4%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $4.3 million. These decreases were offset by (1) a $35, or 3.6%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $5.0 million, and (2) a $3.5 million, or 0.9%, increase in service and parts gross profit.

New Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
New retail unit sales	95,849	96,280	(431)	(0.4%)
Same store new retail unit sales	86,431	93,158	(6,727)	(7.2%)
New retail sales revenue	$3,370.0	$3,438.9	$(68.9)	(2.0%)
Same store new retail sales revenue	$3,098.8	$3,339.9	$(241.1)	(7.2%)
New retail sales revenue per unit	$35,160	$35,718	$(558)	(1.6%)
Same store new retail sales revenue per unit	$35,853	$35,852	$1	0.0%
Gross profit — new	$283.7	$288.3	$(4.6)	(1.6%)
Same store gross profit — new	$259.2	$279.7	$(20.5)	(7.3%)
Average gross profit per new vehicle retailed	$2,960	$2,994	$(34)	(1.1%)
Same store average gross profit per new vehicle retailed	$2,999	$3,002	$(3)	(0.1%)
Gross margin % — new	8.4%	8.4%	0.0%	0.0%
Same store gross margin % — new	8.4%	8.4%	0.0%	0.0%
Units
Retail unit sales of new vehicles decreased 431 units, or 0.4%, from 2007 to 2008. The decrease is due to a 6,727 unit, or 7.2%, decrease in same store retail unit sales, offset by a 6,296 unit increase from net dealership acquisitions during the period. The same store decrease was due primarily to decreases in our premium brands in the U.S. and U.K. and volume foreign brands in the U.S.
Revenues
New vehicle retail sales revenue decreased $68.9 million, or 2.0%, from 2007 to 2008. The decrease is due to a $241.1 million, or 7.2%, decrease in same store revenues, offset by a $172.2 million increase from net dealership acquisitions during the period. The same store revenue decrease is due primarily to the 7.2% decrease in retail unit sales.
Gross Profit
Retail gross profit from new vehicle sales decreased $4.6 million, or 1.6%, from 2007 to 2008. The decrease is due to a $20.5 million, or 7.3%, decrease in same store gross profit, offset by a $15.9 million increase from net dealership acquisitions during the period. The same store decrease is due to the 7.2% decrease in new retail unit sales, which decreased gross profit by $20.2 million, coupled with a $3, or 0.1%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $0.3 million.

Used Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
Used retail unit sales	55,084	52,403	2,681	5.1%
Same store used retail unit sales	52,407	50,022	2,385	4.8%
Used retail sales revenue	$1,622.6	$1,605.5	$17.1	1.1%
Same store used retail sales revenue	$1,533.3	$1,539.8	$(6.5)	(0.4%)
Used retail sales revenue per unit	$29,458	$30,638	$(1,180)	(3.9%)
Same store used retail sales revenue per unit	$29,257	$30,782	$(1,525)	(5.0%)
Gross profit — used	$131.3	$126.7	$4.6	3.6%
Same store gross profit — used	$125.4	$123.9	$1.5	1.2%
Average gross profit per used vehicle retailed	$2,384	$2,418	$(34)	(1.4%)
Same store average gross profit per used vehicle retailed	$2,392	$2,477	$(85)	(3.4%)
Gross margin % — used	8.1%	7.9%	0.2%	2.5%
Same store gross margin % — used	8.2%	8.0%	0.2%	2.5%
Units
Retail unit sales of used vehicles increased 2,681 units, or 5.1%, from 2007 to 2008. The increase is due to a 2,385 unit, or 4.8%, increase in same store retail unit sales, coupled with a 296 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to increases in premium brands in the U.S. and volume foreign brands in the U.S and U.K.
Revenues
Used vehicle retail sales revenue increased $17.1 million, or 1.1%, from 2007 to 2008. The increase is due to a $23.6 million increase from net dealership acquisitions during the period, somewhat offset by a $6.5 million, or 0.4%, decrease in same store revenues. The same store revenue decrease is due primarily to a $1,525, or 5.0%, decrease in comparative average selling prices per vehicle, which decreased revenue by $76.3 million, offset by the 4.8% increase in retail unit sales, which increased revenue by $69.8 million.
Gross Profit
Retail gross profit from used vehicle sales increased $4.6 million, or 3.6%, from 2007 to 2008. The increase is due to a $1.5 million, or 1.2%, increase in same store gross profit, coupled with a $3.1 million increase from net dealership acquisitions during the period. The increase in same store gross profit is due primarily to the 4.8% increase in used retail unit sales, which increased gross profit by $5.8 million, offset by the $85, or 3.4%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $4.3 million.
Finance and Insurance Data

			2008 vs. 2007
	2008	2007	Change	% Change
Finance and insurance revenue	$150.6	$143.0	$7.6	5.3%
Same store finance and insurance revenue	$141.1	$140.6	$0.5	0.4%
Finance and insurance revenue per unit	$998	$962	$36	3.7%
Same store finance and insurance revenue per unit	$1,017	$982	$35	3.6%
Finance and insurance revenue increased $7.6 million, or 5.3%, from 2007 to 2008. The increase is due to a $0.5 million, or 0.4%, increase in same store revenues, coupled with a $7.1 million increase from net dealership acquisitions during the period. The same store revenue increase is due primarily to the $35, or 3.6%, increase in average finance and insurance revenue per unit, which increased revenue by $4.8 million, somewhat offset by the 3.0% decrease in retail unit sales, which decreased revenue by $4.3 million.

Service and Parts Data

			2008 vs. 2007
	2008	2007	Change	% Change
Service and parts revenue	$727.0	$701.5	$25.5	3.6%
Same store service and parts revenue	$687.4	$682.2	$5.2	0.8%
Gross profit	$407.7	$392.0	$15.7	4.0%
Same store gross profit	$385.9	$382.4	$3.5	0.9%
Gross margin	56.1%	55.9%	0.2%	0.4%
Same store gross margin	56.1%	56.1%	0.0%	0.0%
Revenues
Service and parts revenue increased $25.5 million, or 3.6%, from 2007 to 2008. The increase is due to the $5.2 million, or 0.8%, increase in same store revenues, coupled with a $20.3 million increase from net dealership acquisitions during the period. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs.
Gross Profit
Service and parts gross profit increased $15.7 million, or 4.0%, from 2007 to 2008. The increase is due to the $3.5 million, or 0.9%, increase in same store gross profit, coupled with a $12.2 million increase from net dealership acquisitions during the period. The same store gross profit increase is due to the $5.2 million, or 0.8%, increase in same store revenues, which increased gross profit by $3.5 million.
Distribution
The Company’s wholly-owned subsidiary, smart USA Distributor LLC (“smart USA”), began distributing the smart for two vehicle in the U.S. during 2008. Total distribution segment revenue during the first six months of 2008 aggregated to $192.4 million. Segment gross profit totaled $26.5 million, which includes gross profit on vehicle and parts sales.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $42.1 million, or 5.6%, from $754.9 million to $797.0 million. The aggregate increase is primarily due to a $41.6 million increase from net dealership acquisitions during the period, coupled with a $0.5 million, or 0.1%, increase in same store SG&A. The increase in same store SG&A is due in large part to additional costs associated with the smart distribution business and increased rent and other costs relating to our ongoing facility improvement and expansion programs, largely offset by a net decrease in variable selling expenses, including decreases in variable compensation, as a result of the 1.6% decrease in same store retail gross profit over the prior year. SG&A expenses increased as a percentage of gross profit from 79.1% to 80.1%.
Depreciation and Amortization
Depreciation and amortization increased $1.9 million, or 7.4%, from $25.2 million to $27.1 million. The increase is due to a $1.3 million, or 5.4%, increase in same store depreciation and amortization, coupled with a $0.6 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our ongoing facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense decreased $1.2 million, or 3.3%, from $35.1 million to $33.9 million. The decrease is due to a $2.4 million, or 7.1%, decrease in same store floor plan interest expense, somewhat offset by a $1.2 million increase from net dealership acquisitions during the period. The same store decrease is due in large part to decreases in the underlying variable rates of our revolving floor plan arrangements, somewhat offset by increases in our average amounts outstanding.

Other Interest Expense
Other interest expense decreased $7.0 million, or 22.2%, from $31.7 million to $24.7 million. The decrease is due primarily to a decrease in our average total outstanding indebtedness in 2008 versus 2007, coupled with a decrease in our weighted average interest rate.
In March 2007, we redeemed our outstanding $300.0 million 9.625% Senior Subordinated Notes due 2012 at a price of 104.813%. We incurred an $18.6 million pretax charge in connection with the redemption, consisting of the $14.4 million redemption premium and the write-off of $4.2 million of unamortized deferred financing costs.
Income Taxes
Income taxes increased $8.5 million, or 26.1%, from $32.9 million to $41.4 million. The increase from 2007 to 2008 is due to our increase in pre-tax income versus the prior year, somewhat offset by a reduction in our overall effective income tax rate.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities, dividends and potentially repurchases of common stock under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions or the issuance of equity securities. As of June 30, 2008, we had working capital of $151.5 million, including $17.7 million of cash available to fund our operations and capital commitments. In addition, we had $250.0 million and £65 million ($130.0 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
We paid dividends of seven cents per share on March 1, 2007, June 1, 2007 and September 4, 2007 and dividends of nine cents per share on December 3, 2007, March 3, 2008 and June 2, 2008. We have also declared a dividend of nine cents per share payable on September 2, 2008 to shareholders of record on August 11, 2008. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
We have historically expanded our automotive retail operations through organic growth and the acquisition of retail automotive dealerships. In addition, one of our subsidiaries is the exclusive distributor of smart fortwo vehicles in the United States and Puerto Rico. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions, other expansion opportunities, significant repurchases of our common stock, or refinance existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings which sources of funds may not necessarily be available on terms acceptable to us, if at all.
Our board of directors has approved a stock repurchase program for up to $150.0 million of our outstanding common stock. We may, from time to time as market conditions warrant, purchase our outstanding common stock on the open market and in privately negotiated transactions and, potentially, via a tender offer or a pre-arranged trading plan. We currently intend to fund any repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make stock repurchases will be based on such factors as the market price of our common stock versus our view of its intrinsic value, the potential impact on our capital structure and the expected return on competing uses of capital such as strategic store acquisitions and capital investments in our current businesses, as well as any then-existing limits imposed by our finance agreements and securities trading policy. We have not made any repurchases under this program as of June 30, 2008.
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

U.S. Credit Agreement
We are party to a $479.0 million credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $250.0 million of borrowing capacity for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, a $219.0 million non-amortizing term loan, and an additional $10 million of availability for letters of credit, through September 30, 2010. The revolving loans bear interest at defined LIBOR plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The credit agreement was amended on June 26, 2008 in conjunction with our purchase of the limited partnership interest in Penske Truck Leasing Co., L.P. to provide the additional non-amortizing term loan of $219.0 million. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a ratio of domestic debt to domestic EBITDA, and a measurement of stockholders’ equity. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2008, the Company was in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S. See “Forward Looking Statements”.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of June 30, 2008, $219.0 million of term loans and $0.5 million of letters of credit were outstanding under this facility. No revolving loans were outstanding as of June 30, 2008.
U.K. Credit Agreement
Our subsidiaries in the U.K. are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a multi-option credit agreement, a fixed rate credit agreement and a seasonally adjusted overdraft line of credit to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. credit agreement provides for (1) up to £70.0 million in revolving loans through August 31, 2011, which have an original maturity of 90 days or less and bear interest between defined LIBOR plus 0.65% and defined LIBOR plus 1.25%, (2) a £30.0 million funded term loan which bears interest between 5.94% and 6.54% and is payable ratably in quarterly intervals through June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £30.0 million that bears interest at the Bank of England Base Rate plus 1.00%, and matures on August 31, 2011.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2008, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets not pledged as security under floor plan arrangements are subject to security interests granted to lenders under the U.K. credit agreement. As of June 30, 2008, outstanding loans under the U.K. credit agreement amounted to £48.6 million ($96.8 million).

7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2008, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreement and floor plan indebtedness. The convertible notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2008, we were in compliance with all negative covenants and there were no events of default.
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

Interest Rate Swaps
The Company is party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300.0 million of the Company’s floating rate floor plan debt was fixed at 3.67%. We may terminate this arrangement at any time subject to the settlement of the then current fair value of the swap arrangement. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. During the six months ended June 30, 2008, the swaps increased the weighted average interest rate on floor plan borrowings by approximately 0.1%. As of June 30, 2008, the Company expects approximately $2.5 million associated with the swaps to be recognized as an increase of interest expense over the next twelve months.
The Company was party to an interest rate swap agreement which expired in January 2008, pursuant to which a notional $200.0 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings.
Other Financing Arrangements
We have in the past and expect in the future to enter into significant sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.
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
Cash Flows
Cash and cash equivalents increased by $6.0 million and $4.8 million during the six months ended June 30, 2008 and 2007, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $176.2 million and $287.2 million during the six months ended June 30, 2008 and 2007, respectively. Cash flows from operating activities include net income, as adjusted for non-cash items, and the effects of changes in working capital.
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. In accordance with SFAS No. 95, “Statement of Cash Flows,” we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows, and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as a financing activity in our statement of cash flows.

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

	Six Months Ended
	June 30,
	2008	2007
Net cash from operating activities as reported	$176,231	$287,165
Floor plan notes payable — non-trade as reported	(22,032)	137,713

Net cash from operating activities including all floor plan notes payable	$154,199	$424,878

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $386.9 million and $141.7 million during the six months ended June 30, 2008 and 2007, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $117.1 million and $73.6 million during the six months ended June 30, 2008 and 2007, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $19.7 million and $76.5 million during the six months ended June 30, 2008 and 2007, respectively. Cash used in business acquisitions and other investments, net of cash acquired, was $69.1 million and $157.9 million during the six months ended June 30, 2008 and 2007, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $4.9 million and $48.5 million during the six months ended June 30, 2008 and 2007, respectively. We used $220.5 million for other investing activities during the six months ended June 30, 2008, including $219.0 million for the acquisition of a 9% partnership interest in Penske Truck Leasing Co., L.P. (“PTL”).
Cash Flows from Continuing Financing Activities
Cash provided by continuing financing activities was $181.1 million during the six months ended June 30, 2008 and cash used by continuing financing activities was $227.3 million during the six months ended June 30, 2007. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net borrowings of long-term debt of $219.5 million during the six months ended June 30, 2008 and net repayments of $353.3 million during the six months ended June 30, 2007. The borrowings in the six months ended June 30, 2008 included the $219.0 million loan to finance the purchase of the PTL limited partnership interest. The repayments in the six months ended June 30, 2007 included $14.4 million of premium paid on the redemption of our 9.625% Senior Subordinated Notes. We had net repayments of floor plan notes payable non-trade of $22.0 million during the six months ended June 30, 2008 and net borrowings of floor plan notes payable non-trade of $137.7 million during the six months ended June 30, 2007. During the six months ended June 30, 2008 and 2007 we received proceeds of $0.8 million and $1.5 million, respectively, from the issuance of common stock. During the six months ended June 30, 2008 and 2007, we paid $17.1 million and $13.3 million, respectively, of cash dividends to our stockholders.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to become material to our liquidity or our capital resources. Management does not believe that there is any significant past, present or future cash transactions relating to discontinued operations.
Commitments
We were party to a joint venture agreement with respect to our Honda of Mentor dealership in Ohio. We were required to repurchase our partner’s interest in this joint venture in July 2008 and completed the repurchase on July 23, 2008 with a payment of $5.1 million.

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
We are a 9% limited partner of PTL, a leading global transportation services provider. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner is Penske Truck Leasing Corporation, a wholly owned subsidiary of Penske Corporation, which together with other wholly owned subsidiaries of Penske Corporation, owns 40% of PTL. The remaining 51% of PTL is owned by GE Capital. We joined a previously existing partnership agreement among the other partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests.
We have entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships
From time to time, we enter into other joint venture relationships in the ordinary course of business, through which we acquire automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2008, our automotive joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	90.00	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Mentor, Ohio	Honda	75.00	%(B)(D)
Munich, Germany	BMW, MINI	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(C)
Mexico	Toyota	48.70	%(C)
Mexico	Toyota	45.00	%(C)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 10% interest in this joint venture, which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts

(B)	Entity is consolidated in our financial statements

(C)	Entity is accounted for using the equity method of accounting.

(D)	On July 23, 2008, we purchased the 25% interest.
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2007 annual report on Form 10-K filed February 26, 2008. Important factors that could cause actual results to differ materially from our expectations include the following:
•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	with respect to PTL, changes in tax, financial or regulatory rules on requirements, changes in the financial health of PTL’s customers, labor strikes or work stoppages, asset utilization rates and industry competition;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates in the U.S. or the U.K. may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	our U.K. dealerships are not afforded the same legal franchise protections as those in the U.S. so we could be subject to addition competition from other local dealerships in the U.K.;

•	our smart distribution operations represents a new line of business for us whose profitability is unproven;

•	our automotive dealerships are subject to environmental regulations that may result in claims and liabilities;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the United States subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness.
In addition:
•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined benchmarks. Based on the amount outstanding as of June 30, 2008, a 100 basis point change in interest rates would result in an approximate $2.6 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined benchmarks. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2008, a 100 basis point change in interest rates would result in an approximate $13.0 million change to our annual interest expense.
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
Foreign Currency Exchange Rates. As of June 30, 2008, we have dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $249.5 million change to our revenues for the six months ended June 30, 2008.
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
Based upon this evaluation, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of June 30, 2008, we are not a party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
The following is an risk factor that should be considered in addition to those set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2007.
Our investment in Penske Truck Leasing Co., L.P. (“PTL”) subjects us to additional business risks, including the potential for a future impairment charge if PTL does not perform as expected.
On June 26, 2008, we acquired a 9% limited partnership interest in Penske Truck Leasing, a leading global transportation services provider, in exchange for $219 million. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including transportation and distribution center management and supply chain management. We expect to receive future partnership operating distributions and U.S tax savings as a result of the investment. These benefits may not be realized if we or PTL do not perform as expected, which could result from changes in tax, financial or regulatory requirements, changes in the financial health of PTL’s customers, labor strikes or work stoppages, lower asset utilization rates and industry competition. In addition, if the business does not perform as expected, we may recognize an impairment charge on our statement of income which could be material and which could adversely affect our financial results for the periods in which any charge occurs.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 1, 2008. Proxies for the Annual Meeting of Stockholders were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to the nominees or proposals listed in the proxy statement. Each of the twelve nominees listed in the proxy statement was elected. The results of the voting at the Annual Meeting of Stockholders is as follows:
1. Election of Directors

Nominee	For	Withheld
John D. Barr	90,198,584	1,127,208
Michael R. Eisenson	88,812,620	2,513,172
Hiroshi Ishikawa	90,233,008	1,092,784
Robert H. Kurnick, Jr.	90,237,212	1,088,580
William J. Lovejoy	91,047,810	277,982
Kimberly J. McWaters	89,011,833	2,313,959
Eustace W. Mita	89,010,433	2,315,359
Lucio A. Noto	76,426,977	14,898,815
Roger S. Penske	90,376,277	949,565
Richard J. Peters	90,234,939	1,090,853
Ronald G. Steinhart	90,462,620	863,172
H. Brian Thompson	90,721,306	604,486

Item 6. Exhibits

4.1
Fifth Amendment dated June 26, 2008 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DCFS USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our July 2, 2008 Form 8-K).

10.1
Purchase and Sale Agreement dated June 26, 2008 by and among General Electric Credit Corporation of Tennessee, Logistics Holding Corp., RTLC Acquisition Corp., NTFC Capital Corporation, Penske Truck Leasing Corporation, PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC, Penske Automotive Group, Inc. and Penske Truck Leasing Co., L.P. (incorporated by reference to exhibit 10.1 to our July 2, 2008 Form 8-K).

10.2
Amendment No. 11 to the Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated June 26, 2008 by and among General Electric Credit Corporation of Tennessee, Logistics Holding Corp., RTLC Acquisition Corp., NTFC Capital Corporation, Penske Truck Leasing Corporation, PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.2 to our July 2, 2008 Form 8-K)

10.3	Form of Second Amended and Restated Limited Partnership Agreement of Penske Truck Leasing Co., L.P. (incorporated by reference to exhibit 10.3 to our July 2, 2008 Form 8-K)

10.4
Rights Agreement dated June 26, 2008 by and among PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC, Penske Truck Leasing Corporation and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.4 to our July 2, 2008 Form 8-K)

12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske Roger S. Penske
Date: August 1, 2008		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy Robert T. O’Shaughnessy
Date: August 1, 2008		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1
Fifth Amendment dated June 26, 2008 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DCFS USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our July 2, 2008 Form 8-K).

10.1
Purchase and Sale Agreement dated June 26, 2008 by and among General Electric Credit Corporation of Tennessee, Logistics Holding Corp., RTLC Acquisition Corp., NTFC Capital Corporation, Penske Truck Leasing Corporation, PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC, Penske Automotive Group, Inc. and Penske Truck Leasing Co., L.P. (incorporated by reference to exhibit 10.1 to our July 2, 2008 Form 8-K).

10.2
Amendment No. 11 to the Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated June 26, 2008 by and among General Electric Credit Corporation of Tennessee, Logistics Holding Corp., RTLC Acquisition Corp., NTFC Capital Corporation, Penske Truck Leasing Corporation, PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.2 to our July 2, 2008 Form 8-K)

10.3	Form of Second Amended and Restated Limited Partnership Agreement of Penske Truck Leasing Co., L.P. (incorporated by reference to exhibit 10.3 to our July 2, 2008 Form 8-K)

10.4
Rights Agreement dated June 26, 2008 by and among PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC, Penske Truck Leasing Corporation and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.4 to our July 2, 2008 Form 8-K)

4.1
Fifth Amendment dated June 26, 2008 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DCFS USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our July 2, 2008 Form 8-K).

12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications