Form 10-Q
period 2008-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2008-11-05
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 22, 2008, there were 91,882,607 shares of voting common stock outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	3

Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2008 and 2007	4

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	5

Consolidated Condensed Statement of Stockholders’ Equity for the nine months ended September 30, 2008	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative & Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 5. Other Information	49

Item 6. Exhibits	50

Exhibit 4.1
Exhibit 4.2
Exhibit 4.4
Exhibit 10.1
Exhibit 12
Exhibit 31
Exhibit 32

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$27,772	$13,267
Accounts receivable, net of allowance for doubtful accounts of $2,314 and $2,917	371,557	447,717
Inventories, net	1,721,833	1,680,062
Other current assets	80,689	65,756
Assets held for sale	7,496	90,987

Total current assets	2,209,347	2,297,789
Property and equipment, net	701,480	617,707
Goodwill	1,444,061	1,430,431
Franchise value	246,941	237,732
Other assets	327,853	84,894

Total assets	$4,929,682	$4,668,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$1,077,639	$1,069,710
Floor plan notes payable — non-trade	537,095	476,028
Accounts payable	233,496	266,251
Accrued expenses	239,663	211,588
Current portion of long-term debt	13,444	14,522
Liabilities held for sale	11,419	57,940

Total current liabilities	2,112,756	2,096,039
Long-term debt	1,073,878	830,106
Other long-term liabilities	351,392	320,949

Total liabilities	3,538,026	3,247,094

Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 91,878 shares issued at September 30, 2008; 95,020 shares issued at December 31, 2007	9	10
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	690,711	733,895
Retained earnings	659,942	587,566
Accumulated other comprehensive income	40,994	99,988

Total stockholders’ equity	1,391,656	1,421,459

Total liabilities and stockholders’ equity	$4,929,682	$4,668,553

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,556,198	$1,882,971	$4,922,718	$5,318,796
Used vehicle	721,075	785,598	2,339,925	2,387,664
Finance and insurance, net	68,135	78,400	218,474	221,130
Service and parts	363,067	355,348	1,088,277	1,055,177
Distribution	85,567	—	247,758	—
Fleet and wholesale vehicle	202,401	283,538	735,028	838,918

Total revenues	2,996,443	3,385,855	9,552,180	9,821,685

Cost of sales:
New vehicle	1,428,921	1,723,615	4,512,354	4,871,488
Used vehicle	668,443	723,137	2,159,328	2,200,786
Service and parts	161,252	157,734	479,678	466,327
Distribution	72,362	—	208,585	—
Fleet and wholesale vehicle	204,352	281,877	738,132	831,021

Total cost of sales	2,535,330	2,886,363	8,098,077	8,369,622

Gross profit	461,113	499,492	1,454,103	1,452,063
Selling, general and administrative expenses	384,533	390,523	1,179,670	1,143,756
Depreciation and amortization	14,133	12,556	41,125	37,657

Operating income	62,447	96,413	233,308	270,650
Floor plan interest expense	(15,557)	(19,235)	(49,378)	(54,206)
Other interest expense	(16,358)	(12,409)	(40,962)	(44,053)
Equity in earnings of affiliates	8,995	1,475	13,322	3,183
Loss on debt redemption	—	—	—	(18,634)

Income from continuing operations before income taxes and minority interests	39,527	66,244	156,290	156,940
Income taxes	(14,190)	(22,814)	(55,632)	(55,746)
Minority interests	(189)	(531)	(1,052)	(1,527)

Income from continuing operations	25,148	42,899	99,606	99,667
(Loss) income from discontinued operations, net of tax	(932)	501	(1,597)	(1,330)

Net income	$24,216	$43,400	$98,009	$98,337

Basic earnings per share:
Continuing operations	$0.27	$0.46	$1.06	$1.06
Discontinued operations	(0.01)	0.01	(0.02)	(0.01)
Net income	0.26	0.46	1.04	1.05
Shares used in determining basic earnings per share	92,995	94,244	93,943	94,037
Diluted earnings per share:
Continuing operations	$0.27	$0.45	$1.06	$1.05
Discontinued operations	(0.01)	0.01	(0.02)	(0.01)
Net income	0.26	0.46	1.04	1.04
Shares used in determining diluted earnings per share	93,134	94,614	94,215	94,512
Cash dividends per share	$0.09	$0.07	$0.27	$0.21
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$98,009	$98,337
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	41,125	37,657
Undistributed earnings of equity method investments	(13,322)	(3,183)
Loss from discontinued operations, net of tax	1,597	1,330
Deferred income taxes	14,464	11,323
Loss on debt redemption	—	18,634
Minority interests	1,052	1,527
Changes in operating assets and liabilities:
Accounts receivable	70,286	(28,201)
Inventories	26,790	(30,856)
Floor plan notes payable	102,257	196,947
Accounts payable and accrued expenses	(28,550)	54,524
Other	44,536	(20,436)

Net cash from continuing operating activities	358,244	337,603

Investing Activities:
Purchase of equipment and improvements	(165,370)	(114,609)
Proceeds from sale-leaseback transactions	19,740	105,730
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $30,711 and $48,518, respectively	(142,054)	(154,873)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	(219,000)	—
Other	(1,500)	15,518

Net cash from continuing investing activities	(508,184)	(148,234)

Financing Activities:
Proceeds from borrowings under U.S. revolving credit line	493,400	341,400
Repayments under U.S. revolving credit line	(493,400)	(341,400)
Redemption 9 5/8% Senior Subordinated debt	—	(314,439)
Proceeds from U.S. credit agreement term loan	219,000	—
Proceeds from mortgage facility	32,875	—
Net repayments of other long-term debt	(13,909)	(78,646)
Net (repayments) borrowings of floor plan notes payable — non-trade	(33,261)	143,468
Payment of deferred financing costs	(661)	—
Proceeds from exercises of options, including excess tax benefit	820	2,517
Repurchases of common stock	(50,061)	—
Dividends	(25,633)	(19,898)

Net cash from continuing financing activities	129,170	(266,998)

Discontinued operations:
Net cash from discontinued operating activities	(584)	19,841
Net cash from discontinued investing activities	64,678	34,395
Net cash from discontinued financing activities	(28,819)	34,251

Net cash from discontinued operations	35,275	88,487

Net change in cash and cash equivalents	14,505	10,858
Cash and cash equivalents, beginning of period	13,267	17,045

Cash and cash equivalents, end of period	$27,772	$27,903

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$85,085	$97,228
Income taxes	4,574	16,781
Seller financed debt	4,728	4,953
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
	Issued		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
	(Unaudited)
	(Dollars in thousands)

Balances, January 1, 2008	95,019,763	$10	$733,895	$587,566	$99,988	$1,421,459
Equity compensation	363,313	—	6,056	—	—	6,056
Dividends	—	—	—	(25,633)	—	(25,633)
Share repurchase	(3,565,143)	(1)	(50,060)	—	—	(50,061)
Exercise of stock options, including tax benefit of $253	60,336	—	820	—	—	820
Foreign currency translation	—	—	—	—	(57,187)	(57,187)
Other	—	—	—	—	(1,807)	(1,807)
Net income	—	—	—	98,009	—	98,009

Balances, September 30, 2008	91,878,269	$9	$690,711	$659,942	$40,994	$1,391,656

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of Penske Automotive Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through September 30, 2008. The results for the interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$18,113	$139,377	$184,794	$460,056

Pre-tax (loss) income	(845)	764	(4,498)	930

(Loss) Gain on disposal	(560)	5	(794)	(2,808)

	September 30,	December 31,
	2008	2007
Inventories	$6,365	$55,726
Other assets	1,131	35,261

Total assets	$7,496	$90,987

Floor plan notes payable (trade and non-trade)	$6,403	$44,715
Other liabilities	5,016	13,225

Total Liabilities	$11,419	$57,940

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
Intangible Assets
The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in connection with business combinations. Intangible assets are amortized over their estimated useful lives. The Company believes the franchise value of its dealerships have an indefinite useful life based on the following facts:
•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed by us without substantial cost; and

•	The Company’s history shows that manufacturers have not terminated our franchise agreements.
The following is a summary of the changes in the carrying amount of goodwill and franchise value for the nine months ended September 30, 2008:

		Franchise
	Goodwill	Value
Balances — January 1, 2008	$1,430,431	$237,732
Additions during period	56,852	20,164
Deletions during period	(356)	(1,754)
Foreign currency translation	(42,866)	(9,201)

Balances — September 30, 2008	$1,444,061	$246,941

As of September 30, 2008, approximately $789,664 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences arising from such tax deductible goodwill.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
New Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS 157 required by SFAS 159 were adopted as of January 1, 2008. SFAS 157 thus becomes effective for the Company’s non-financial assets and liabilities on January 1, 2009. The Company continues to evaluate the impact of this pronouncement on our non-financial assets and liabilities, including but not limited to, the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of our franchise agreements in connection with assessing franchise value impairments, the valuation of property and equipment in connection with assessing long-lived asset impairment, the valuation of liabilities in connection with exit or disposal activities, and the valuation of assets acquired and liabilities assumed in business combinations.
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
FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” requires the issuer of a convertible debt instrument that may be settled in cash upon conversion, including partial cash settlement, to separately account for the debt and equity components of the instrument. The value to be ascribed to the debt portion of the instrument is determined using a fair value methodology, with the residual representing the equity component. The equity component will be recorded as an increase in stockholders equity, with the debt discount being amortized as additional interest expense over the expected life of the instrument. FSP APB 14-1 will be effective for our fiscal year beginning January 1, 2009, and requires retrospective application to all periods presented. The Company will apply this guidance to the accounting for its 3.5% Senior Subordinated Convertible Notes due 2026 (the “Notes”), which the Company issued in January 2006. It is expected that the Company will assign approximately $70 million to the equity component as of the Notes issuance date. In addition, interest expense will be restated for all periods presented, with an increase of approximately $15 million expected for the year ended December 31, 2009. Due to the prepayment features included within the Notes, the recording of incremental interest expense will be completed in April 2011.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2008	2007
New vehicles	$1,311,223	$1,219,308
Used vehicles	324,384	377,318
Parts, accessories and other	86,226	83,436

Total inventories	$1,721,833	$1,680,062

The Company receives non-refundable credits from certain vehicle manufacturers which are treated as a reduction of cost of sales when the vehicles are sold. Such credits amounted to $20,950 and $24,162 during the nine months ended September 30, 2008 and 2007, respectively.
3. Business Combinations
The Company acquired eight and nine franchises during the nine months ended September 30, 2008 and 2007, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. A summary of the aggregate purchase price allocations for the nine months ended September 30, 2008 and 2007 follows:

	September 30,
	2008	2007

Accounts receivable	$4,845	$11,908
Inventory	68,561	48,308
Other current assets	1,043	465
Property and equipment	3,918	5,034
Goodwill	56,852	44,895
Franchise value	20,164	47,672
Other non-current assets	—	3,424
Current liabilities	(13,329)	(6,833)

Cash used in dealership acquisitions	$142,054	$154,873

The following unaudited consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2008 and 2007 give effect to acquisitions consummated during 2008 and 2007 as if they had occurred on January 1, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$2,996,443	$3,544,340	$9,734,903	$10,426,906
Income from continuing operations	25,148	42,702	100,940	102,525
Net income	24,216	43,203	99,343	101,195
Income from continuing operations per diluted common share	$0.27	$0.45	$1.07	$1.08
Earnings per diluted common share	$0.26	$0.46	$1.05	$1.07

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
5. Earnings Per Share
Basic earnings per share is computed using net income and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding	92,995	94,244	93,943	94,037
Effect of stock options	64	156	98	210
Effect of restricted stock	75	214	174	265

Weighted average shares outstanding, including effect of dilutive securities	93,134	94,614	94,215	94,512

In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 6, may be converted to voting common stock. As of September 30, 2008 and 2007, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.
6. Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
U.S. credit agreement — revolving credit line	$—	$—
U.S. credit agreement — term loan	219,000	—
U.K. credit agreement	82,511	91,265
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026	375,000	375,000
Mortgage facilities	32,875	—
Other	2,936	3,363

Total long-term debt	1,087,322	844,628
Less: current portion	(13,444)	(14,522)

Net long-term debt	$1,073,878	$830,106

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
U.S. Credit Agreement
The Company is party to a $479,000 credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, a $219,000 non-amortizing term loan and for an additional $10,000 of availability for letters of credit, through September 30, 2010. Pursuant to the “evergreen” provisions of the credit agreement, the term of the credit agreement was extended on September 10, 2008, by one year through September 30, 2011. The revolving loans bear interest at defined LIBOR plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be reborrowed.
On September 29, 2008, the Company amended the U.S. Credit Agreement to provide greater flexibility to enter into the mortgage facility referenced below under “Mortgage Facilities.” On October 30, 2008, the Company amended and restated the U.S. Credit Agreement (“the Amended U.S. Credit Agreement”) to incorporate the prior six amendments, eliminate the ratio of domestic debt to domestic earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant and the minimum stockholders’ equity covenant, change the financial ratio on the debt to EBITDA covenant from 2.75 to 2.5, provide for additional flexibility for incremental real estate mortgage borrowings, and make other changes designed to provide additional operating flexibility.
The Amended U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the Amended U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2008, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The Amended U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the Amended U.S. Credit Agreement. As of September 30, 2008, $219,000 of term loans and $500 of letters of credit were outstanding under this facility. No revolving loans were outstanding as of September 30, 2008.
U.K. Credit Agreement
On September 29, 2008, the Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) amended their existing £130,000 multi-option credit agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, to provide greater flexibility within the financial covenants and increase the borrowing rate paid under the facility. This facility consists of a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The amended U.K. Credit Agreement provides for (1) up to £80,000 in revolving loans through August 31, 2011, which bears interest between defined LIBOR plus 1.0% and defined LIBOR plus 1.6%, (2) a £30,000 funded term loan which currently bears interest between 6.29% and 6.89% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £20,000 that bears interest at the Bank of England Base Rate plus 1.75%, and matures on August 31, 2011.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2008, the U.K. subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of September 30, 2008, outstanding loans under the U.K. Credit Agreement amounted to £46,412 ($82,511).
7.75% Senior Subordinated Notes
On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% Senior Subordinated Notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2008, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements and floor plan indebtedness. The convertible notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2008, the Company was in compliance with all negative covenants and there were no events of default.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
In the event of a change of control on or before April 6, 2011, the Company will, in certain circumstances, pay a make-whole premium by increasing the conversion rate used in that conversion. In addition, the Company will pay additional cash interest, commencing with six-month periods beginning on April 1, 2011, if the average trading price of a Convertible Note for certain periods in the prior six-month period equals 120% or more of the principal amount of the Convertible Notes.
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
Mortgage Facilities
On September 29, 2008, the Company entered into a $42,400, seven year mortgage facility with Toyota Motor Credit Corporation with respect to certain of our dealership properties. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event the Company exercises its option to extend the term, the interest rate will be renegotiated for each renewal period.
The mortgage facility contains typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of September 30, 2008, $32,900 was outstanding under the mortgage facility. The Company expects to draw the remainder of the facility upon the completion of the dealership facilities and other funding requirements.
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
7. Stockholders’ Equity
Share Repurchase
In 2007, the Company’s board of directors approved a stock repurchase program for up to $150,000 of outstanding common stock. During August, 2008, the Company repurchased 3.6 million shares of our outstanding common stock for $50,061, or $14.04 per share.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Comprehensive income
Other comprehensive income includes changes in the fair value of interest rate swap agreements, foreign currency translation gains and losses, and available for sale securities valuation adjustments that have been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$24,216	$43,400	$98,009	$98,337
Other comprehensive income
Foreign currency translation	(62,953)	16,673	(57,187)	26,882
Other	(886)	100	(1,807)	567

Comprehensive income	$(39,623)	$60,173	$39,015	$125,786

8. Interest Rate Swaps
The Company is party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time subject to the settlement of the then current fair value of the swap arrangements. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. During the nine months ended September 30, 2008, the swaps increased the weighted average interest rate on floor plan borrowings by approximately 0.1%. As of September 30, 2008, the Company used Level 2 inputs as described under SFAS 157 to estimate the fair value of these contracts to be a $2,666 liability, and expects approximately $1,733 associated with the swaps to be recognized as an increase of interest expense over the next twelve months.
The Company was party to an interest rate swap agreement which expired in January 2008, pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings.
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to issues with customers, employment related matters, class action claims, purported class action claims, and claims brought by governmental authorities. As of September 30, 2008, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. See MD&A -“Forward Looking Statements”.
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
Three Months Ended September 30

			Intersegment
	Retail	Distribution	Elimination	Total
Revenues -
2008	$2,910,876	$101,125	$(15,558)	$2,996,443
2007	3,385,855	—	—	3,385,855
Adjusted segment income -
2008	$31,794	$7,736	$(3)	$39,527
2007	66,244	—	—	66,244
Nine Months Ended September 30

			Intersegment
	Retail	Distribution	Elimination	Total
Revenues -
2008	$9,304,422	$293,486	$(45,728)	$9,552,180
2007	9,821,685	—	—	9,821,685
Adjusted segment income -
2008	$134,881	$21,990	$(581)	$156,290
2007	175,574	—	—	175,574
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes and minority interests for the nine month period ended September 30. There are no reconciling items in the three month period ended September 30.

	Nine Months Ended
	September 30,
	2008	2007
Total adjusted segment income	$156,290	$175,574
Loss on debt redemption	—	(18,634)

Income from continuing operations before income taxes and minority interests	$156,290	$156,940

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
11. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis. The 2007 consolidating condensed financial statements have been restated for an immaterial error relating to the presentation of long-term debt.
CONSOLIDATING CONDENSED BALANCE SHEET
September 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$27,772	$—	$—	$18,406	$9,366
Accounts receivable, net	371,557	(197,270)	197,270	188,095	183,462
Inventories, net	1,721,833	—	—	964,242	757,591
Other current assets	80,689	—	6,868	33,440	40,381
Assets held for sale	7,496	—	—	278	7,218

Total current assets	2,209,347	(197,270)	204,138	1,204,461	998,018
Property and equipment, net	701,480	—	6,993	414,120	280,367
Intangible assets	1,691,002	—	—	1,183,334	507,668
Other assets	327,853	(1,918,612)	2,154,302	19,519	72,644

Total assets	$4,929,682	$(2,115,882)	$2,365,433	$2,821,434	$1,858,697

Floor plan notes payable	$1,077,639	$—	$—	$542,367	$535,272
Floor plan notes payable — non-trade	537,095	—	—	317,670	219,425
Accounts payable	233,496	—	2,534	88,656	142,306
Accrued expenses	239,663	(197,270)	2,243	113,531	321,159
Current portion of long-term debt	13,444	—	—	868	12,576
Liabilities held for sale	11,419	—	—	858	10,561

Total current liabilities	2,112,756	(197,270)	4,777	1,063,950	1,241,299
Long-term debt	1,073,878	(155,355)	969,000	34,883	225,350
Other long-term liabilities	351,392	—	—	332,867	18,525

Total liabilities	3,538,026	(352,625)	973,777	1,431,700	1,485,174
Total stockholders’ equity	1,391,656	(1,763,257)	1,391,656	1,389,734	373,523

Total liabilities and stockholders’ equity	$4,929,682	$(2,115,882)	$2,365,433	$2,821,434	$1,858,697

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$13,267	$—	$—	$—	$13,267
Accounts receivable, net	447,717	(210,645)	210,945	289,939	157,478
Inventories, net	1,680,062	—	—	924,632	755,430
Other current assets	65,756	—	3,849	27,959	33,948
Assets held for sale	90,987	—	—	61,265	29,722

Total current assets	2,297,789	(210,645)	214,794	1,303,795	989,845
Property and equipment, net	617,707	—	4,617	345,087	268,003
Intangible assets	1,668,163	—	—	1,076,611	591,552
Other assets	84,894	(1,951,050)	1,956,788	12,395	66,761

Total assets	$4,668,553	$(2,161,695)	$2,176,199	$2,737,888	$1,916,161

Floor plan notes payable	$1,069,710	$—	$—	$569,259	$500,451
Floor plan notes payable — non-trade	476,028	—	—	293,270	182,758
Accounts payable	266,251	—	4,550	96,563	165,138
Accrued expenses	211,588	(210,645)	190	64,036	358,007
Current portion of long-term debt	14,522	—	—	496	14,026
Liabilities held for sale	57,940	—	—	34,113	23,827

Total current liabilities	2,096,039	(210,645)	4,740	1,057,737	1,244,207
Long-term debt	830,106	(237,616)	750,000	2,548	315,174
Other long-term liabilities	320,949	—	—	288,647	32,302

Total liabilities	3,247,094	(448,261)	754,740	1,348,932	1,591,683
Total stockholders’ equity	1,421,459	(1,713,434)	1,421,459	1,388,956	324,478

Total liabilities and stockholders’ equity	$4,668,553	$(2,161,695)	$2,176,199	$2,737,888	$1,916,161

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,996,443	$—	$—	$1,795,138	$1,201,305
Cost of sales	2,535,330	—	—	1,504,276	1,031,054

Gross profit	461,113	—	—	290,862	170,251
Selling, general, and administrative expenses	384,533	—	12,503	229,134	142,896
Depreciation and amortization	14,133	—	290	8,418	5,425

Operating income (loss)	62,447	—	(12,793)	53,310	21,930
Floor plan interest expense	(15,557)	—	—	(8,875)	(6,682)
Other interest expense	(16,358)	—	(11,959)	(35)	(4,364)
Equity in income of affiliates	8,995	—	7,853	—	1,142
Equity in earnings of subsidiaries	—	(56,237)	56,237	—	—

Income from continuing operations before income taxes and minority interests	39,527	(56,237)	39,338	44,400	12,026
Income taxes	(14,190)	20,286	(14,190)	(16,666)	(3,620)
Minority interests	(189)	—	—	—	(189)

Income from continuing operations	25,148	(35,951)	25,148	27,734	8,217
(Loss) from discontinued operations, net of tax	(932)	932	(932)	(694)	(238)

Net income	$24,216	$(35,019)	$24,216	$27,040	$7,979

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$3,385,855	$—	$—	$1,905,593	$1,480,262
Cost of sales	2,886,363	—	—	1,615,373	1,270,990

Gross profit	499,492	—	—	290,220	209,272
Selling, general, and administrative expenses	390,523	—	4,269	228,475	157,779
Depreciation and amortization	12,556	—	40	6,896	5,620

Operating income (loss)	96,413	—	(4,309)	54,849	45,873
Floor plan interest expense	(19,235)	—	—	(11,590)	(7,645)
Other interest expense	(12,409)	—	(6,293)	(49)	(6,067)
Equity in income of affiliates	1,475	—	—	—	1,475
Equity in earnings of subsidiaries	—	(76,315)	76,315	—	—

Income from continuing operations before income taxes and minority interests	66,244	(76,315)	65,713	43,210	33,636
Income taxes	(22,814)	25,947	(22,814)	(15,570)	(10,377)
Minority interests	(531)	—	—	—	(531)

Income from continuing operations	42,899	(50,368)	42,899	27,640	22,728
Income from discontinued operations, net of tax	501	(501)	501	244	257

Net income	$43,400	$(50,869)	$43,400	$27,884	$22,985

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$9,552,180	$—	$—	$5,512,491	$4,039,689
Cost of sales	8,098,077	—	—	4,635,514	3,462,563

Gross profit	1,454,103	—	—	876,977	577,126
Selling, general, and administrative expenses	1,179,670	—	19,276	708,042	452,352
Depreciation and amortization	41,125	—	943	23,292	16,890

Operating income (loss)	233,308	—	(20,219)	145,643	107,884
Floor plan interest expense	(49,378)	—	—	(28,023)	(21,355)
Other interest expense	(40,962)	—	(27,507)	(180)	(13,275)
Equity in income of affiliates	13,322	—	7,853	—	5,469
Equity in earnings of subsidiaries	—	(195,111)	195,111	—	—

Income from continuing operations before income taxes and minority interests	156,290	(195,111)	155,238	117,440	78,723
Income taxes	(55,632)	69,921	(55,632)	(46,404)	(23,517)
Minority interests	(1,052)	—	—	—	(1,052)

Income from continuing operations	99,606	(125,190)	99,606	71,036	54,154
(Loss) income from discontinued operations, net of tax	(1,597)	1,597	(1,597)	(1,829)	232

Net income	$98,009	$(123,593)	$98,009	$69,207	$54,386

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2007

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$9,821,685	$—	$—	$5,470,704	$4,350,981
Cost of sales	8,369,622	—	—	4,627,148	3,742,474

Gross profit	1,452,063	—	—	843,556	608,507
Selling, general, and administrative expenses	1,143,756	—	12,341	668,884	462,531
Depreciation and amortization	37,657	—	774	20,336	16,547

Operating income (loss)	270,650	—	(13,115)	154,336	129,429
Floor plan interest expense	(54,206)	—	—	(31,915)	(22,291)
Other interest expense	(44,053)	—	(25,086)	(60)	(18,907)
Equity in income of affiliates	3,183	—	—	—	3,183
Loss on debt redemption	(18,634)	—	(18,634)	—	—
Equity in earnings of subsidiaries	—	(211,796)	211,796	—	—

Income from continuing operations before income taxes and minority interests	156,940	(211,796)	154,961	122,361	91,414
Income taxes	(55,746)	72,011	(55,294)	(43,755)	(28,708)
Minority interests	(1,527)	—	—	—	(1,527)

Income from continuing operations	99,667	(139,785)	99,667	78,606	61,179
(Loss) income from discontinued operations, net of tax	(1,330)	1,330	(1,330)	(2,372)	1,042

Net income	$98,337	$(138,455)	$98,337	$76,234	$62,221

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$358,244	$3,319	$196,821	$158,104

Investing activities:
Purchase of property and equipment	(165,370)	(3,319)	(87,352)	(74,699)
Proceeds from sale — leaseback transactions	19,740	—	5,964	13,776
Dealership acquisitions, net	(142,054)	—	(94,759)	(47,295)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	(219,000)	(219,000)	—	—
Other	(1,500)	—	—	(1,500)

Net cash from continuing investing activities	(508,184)	(222,319)	(176,147)	(109,718)

Financing activities:
Proceeds from U.S. credit agreement term loan	219,000	219,000	—	—
Proceeds from mortgage facility	32,875	—	32,875	—
Net (repayments) borrowings of long-term debt	(13,909)	75,395	(38,801)	(50,503)
Floor plan notes payable — non-trade	(33,261)	—	(18,962)	(14,299)
Payment of deferred financing costs	(661)	(521)	—	(140)
Proceeds from exercises of options including excess tax benefit	820	820	—	—
Distributions (to) from parent	—	—	(306)	306
Repurchases of common stock	(50,061)	(50,061)	—	—
Dividends	(25,633)	(25,633)	—	—

Net cash from continuing financing activities	129,170	219,000	(25,194)	(64,636)

Net cash from discontinued operations	35,275	—	22,926	12,349

Net change in cash and cash equivalents	14,505	—	18,406	(3,901)
Cash and cash equivalents, beginning of period	13,267	—	—	13,267

Cash and cash equivalents, end of period	$27,772	$—	$18,406	$9,366

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$337,603	$(7,017)	$207,832	$136,788

Investing activities:
Purchase of property and equipment	(114,609)	(1,747)	(74,652)	(38,210)
Proceeds from sale — leaseback transactions	105,730	—	62,432	43,298
Dealership acquisitions, net	(154,873)	—	(119,618)	(35,255)
Other	15,518	8,764	(6,048)	12,802

Net cash from continuing investing activities	(148,234)	7,017	(137,886)	(17,365)

Financing activities:
Net (repayments) borrowings of long-term debt	(78,646)	331,820	(345,665)	(64,801)
Floor plan notes payable — non-trade	143,468	—	171,729	(28,261)
Proceeds from exercises of options including excess tax benefit	2,517	2,517	—	—
Redemption 9 5/8% Senior Subordinated Debt	(314,439)	(314,439)	—	—
Distributions from (to) parent	—	—	14,923	(14,923)
Dividends	(19,898)	(19,898)	—	—

Net cash from continuing financing activities	(266,998)	—	(159,013)	(107,985)

Net cash from discontinued operations	88,487	—	86,376	2,111

Net change in cash and cash equivalents	10,858	—	(2,691)	13,549
Cash and cash equivalents, beginning of period	17,045	—	2,691	14,354

Cash and cash equivalents, end of period	$27,903	$—	$—	$27,903

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired a number of dealerships since inception. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. In addition, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated for the effects of revising our financial statements for entities which have been treated as discontinued operations through September 30, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Overview
We are the second largest automotive retailer headquartered in the United States as measured by total revenues. As of September 30, 2008, we owned and operated 160 franchises in the United States and 147 franchises outside of the United States, primarily in the United Kingdom. We offer a full range of vehicle brands with 95% of our total revenue in 2008 generated from non-U.S. brands and with sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, representing 64% of our total revenue. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, fees for facilitating the sale of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, and the sale of replacement parts and the sale of aftermarket accessories.
We are, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in United States and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40-plus miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the California Air Resources Board. Though launched in the United States in 2008, more than 1,000,000 fortwo vehicles have previously been sold outside the U.S. smart USA has certified a network of 73 smart dealerships in 35 states, of which eight are owned and operated by us. The smart fortwo currently offers three different versions, the pure, passion coupe and passion cabriolet with base prices ranging from $11,600 to $16,600. For the 2009 model year, we will add two additional versions, the BRABUS coupe and BRABUS cabriolet with expected base prices ranging from $17,990 to $21,000. We currently expect to distribute approximately 27,000 smart fortwo vehicles in 2008.
On June 26, 2008, we acquired a 9% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation (collectively, “GE Capital”) in exchange for $219.0 million. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 40% of PTL. The remaining 51% of PTL is owned by GE Capital.

We and Sirius Satellite Radio Inc. (“Sirius”) have agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of our arrangement with Sirius, our dealerships in the United States endeavor to order a significant percentage of eligible vehicles with a factory installed Sirius radio. We and Sirius have also agreed to jointly market the Sirius service under a best efforts arrangement through January 4, 2009. Our costs relating to such marketing initiatives are expensed as incurred. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that are being earned ratably on an annual basis through January 2009. We measure the fair value of the warrants earned ratably on the date they are earned as there are no significant disincentives for non-performance. Since we can reasonably estimate the number of warrants that will be earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants is recognized ratably during each annual period. We also had the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified brands through December 31, 2007. We earned 166,400 of these warrants during the nine months ended September 30, 2007. The value of Sirius stock was $0.57 per share on September 30, 2008 and has been and is expected to be subject to significant fluctuations, which may result in variability in the amount we earn under this arrangement. The warrants may be cancelled upon the termination of our arrangement and our rights to exercise any vested warrants expire July 5, 2009.
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
Equity in earnings of affiliates represents our share of the earnings from investments in various joint ventures and other non-consolidated investments, notably PTL.
The future success of our business will likely be dependent on, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealerships, the success of our distribution of the smart fortwo, and the return realized from our investments in various joint ventures and other non-consolidated investments, notably PTL. See “Forward-Looking Statements.”
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

Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the nine months ended September 30, 2008 and 2007, we earned $260.4 million and $261.5 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $254.4 million and $256.4 million was recorded as a reduction of cost of sales.
Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, we sell our installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back to us based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $19.2 million and $19.4 million as of September 30, 2008 and December 31, 2007, respectively. Changes in reserve estimates relate primarily to a decrease in the amount of revenues subject to chargeback.
Intangible Assets
Our principal intangible assets relate to our franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. We believe the franchise value of our dealerships have an indefinite useful life based on the following facts:
•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers;

•	There are no known changes or events that would alter the automotive retailing franchise environment;

•	Certain franchise agreement terms are indefinite;

•	Franchise agreements that have limited terms have historically been renewed by us without substantial cost; and

•	Our history shows that manufacturers have not terminated our franchise agreements.
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

Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. An indicator of impairment exists if the carrying amount of the reporting unit including goodwill is determined to exceed its estimated fair value. If an indication of impairment exists, the impairment is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, and an impairment loss may be recognized equal to that excess.
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
The net book value of our investments was $297.6 million and $64.4 million as of September 30, 2008 and December 31, 2007, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment was identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. During 2007, we recorded an adjustment to the carrying value of our investment in Internet Brands to recognize an other than temporary impairment of $3.4 million which became apparent upon their initial public offering.
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
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors’ and officers’ insurance and employee medical benefits. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $20.7 million and $12.8 million as of September 30, 2008 and December 31, 2007. Changes in the reserve estimate during 2008 relate primarily to reserves for current year activity and changes in loss experience in our historical employee medical, general liability and workers compensation programs.
Income Taxes
Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are timing differences, such as the timing of depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $2.5 million has been recorded as of September 30, 2008 relating to net operating losses and credit carryforwards in the U.S. based on our determination that it is more likely than not that they will not be utilized.

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
New Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS 157 required by SFAS 159 were adopted as of January 1, 2008. SFAS 157 thus becomes effective for our non-financial assets and liabilities on January 1, 2009. We continue to evaluate the impact of this pronouncement on our non-financial assets and liabilities, including but not limited to, the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of our franchise agreements in connection with assessing franchise value impairments, the valuation of property and equipment in connection with assessing long-lived asset impairment, the valuation of liabilities in connection with exit or disposal activities, and the valuation of assets acquired and liabilities assumed in business combinations.
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
FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” requires the issuer of a convertible debt instrument that may be settled in cash upon conversion, including partial cash settlement, to separately account for the debt and equity components of the instrument. The value to be ascribed to the debt portion of the instrument is determined using a fair value methodology, with the residual representing the equity component. The equity component will be recorded as an increase in stockholders equity, with the debt discount being amortized as additional interest expense over the expected life of the instrument. FSP APB 14-1 will be effective for our fiscal year beginning January 1, 2009, and requires retrospective application to all periods presented. We will apply this guidance to the accounting for our 3.5% Senior Subordinated Convertible Notes due 2026 (the “Notes”), which we issued in January 2006. We expect to assign approximately $70 million to the equity component as of the Notes issuance date. In addition, interest expense will be restated for all periods presented, with an increase of approximately $15 million expected for the year ended December 31, 2009. Due to the prepayment features included within the Notes, the recording of incremental interest expense will be completed in April 2011.

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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 (dollars in millions, except per unit amounts)
Our results for the three months ended September 30, 2008 include charges of $4.3 million ($2.7 million after-tax), or $0.03 per share, relating to severance costs, costs associated with the termination of an acquisition agreement and insurance deductibles relating to damage sustained in the Houston market during Hurricane Ike.
Our results in the third quarter of 2008 were significantly impacted by a difficult operating environment for the automotive retail industry. We believe declining consumer confidence in the wake of an unstable financial market has resulted in a significant reduction in consumer traffic at our retail locations, particularly in the month of September.
Total Retail Data

			2008 vs. 2007
	2008	2007	Change	% Change
Total retail unit sales	71,827	78,816	(6,989)	(8.9%)
Total same store retail unit sales	68,123	78,438	(10,315)	(13.2%)
Total retail sales revenue	$2,708.5	$3,102.3	$(393.8)	(12.7%)
Total same store retail sales revenue	$2,562.7	$3,088.7	$(526.0)	(17.0%)
Total retail gross profit	$449.8	$497.9	$(48.1)	(9.7%)
Total same store retail gross profit	$427.9	$495.6	$(67.7)	(13.7%)
Total retail gross margin	16.6%	16.0%	0.6%	3.8%
Total same store retail gross margin	16.7%	16.0%	0.7%	4.4%
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles decreased by 6,989 or 8.9%, from 2007 to 2008. The decrease is due to a 10,315, or 13.2%, decrease in same store retail unit sales, offset by 3,326 unit increase from net dealership acquisitions during the period. The decrease in same store retail unit sales was driven primarily by decreases in new retail units sales at our premium brand stores in the U.S. and U.K., volume foreign and domestic brand stores in the U.S. and used retail unit sales at our premium brand stores in the U.K. and volume foreign brand stores in the U.S., which was somewhat offset by increases in used retail unit sales at our premium brand stores in the U.S. We believe these decreases were largely due to reduced consumer traffic resulting from declining consumer confidence brought about by instability in the financial markets in the markets we serve.
Revenues
Retail sales revenue decreased $393.8 million, or 12.7%, from 2007 to 2008. The decrease is due to a $526.0 million, or 17.0%, decrease in same store revenues, offset by a $132.2 million increase from net dealership acquisitions. The same store retail revenue decrease is due to (1) the 13.2% decrease in retail unit sales, which decreased revenue by $375.1 million, (2) a $3,852, or 12.6%, decrease in average used vehicle revenue per unit, which decreased revenue by $97.8 million, (3) a $953, or 2.7%, decrease in average new vehicle revenue per unit, which decreased revenue by $40.7 million, (4) a $10.1 million, or 2.9%, decrease in service and parts revenues, and (5) the $34, or 3.4%, decrease in the average finance and insurance revenue per unit, which decreased revenue by $2.3 million.

Gross Profit
Retail gross profit decreased $48.1 million, or 9.7%, from 2007 to 2008. The decrease is due to a $67.7 million, or 13.7%, decrease in same store retail gross profit, offset by a $19.6 million increase from net dealership acquisitions. The same store retail gross profit decrease is due to (1) the 13.2% decrease in retail unit sales, which decreased retail gross profit by $41.2 million, (2) a $454, or 18.6%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $11.6 million, (3) a $204, or 6.8%, decrease in average gross profit per new vehicle retailed, which decreased retail gross profit by $8.7 million, (4) a $3.9 million, or 2.0%, decrease in service and parts gross profit, and (5) a $34, or 3.4%, decrease in average finance and insurance revenue per unit, which decreased retail gross profit by $2.3 million.
New Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
New retail unit sales	45,416	53,168	(7,752)	(14.6%)
Same store new retail unit sales	42,733	52,923	(10,190)	(19.3%)
New retail sales revenue	$1,556.2	$1,883.0	$(326.8)	(17.4%)
Same store new retail sales revenue	$1,473.3	$1,875.0	$(401.7)	(21.4%)
New retail sales revenue per unit	$34,265	$35,415	$(1,150)	(3.2%)
Same store new retail sales revenue per unit	$34,476	$35,429	$(953)	(2.7%)
Gross profit — new	$127.3	$159.4	$(32.1)	(20.1%)
Same store gross profit — new	$119.6	$159.0	$(39.4)	(24.8%)
Average gross profit per new vehicle retailed	$2,802	$2,997	$(195)	(6.5%)
Same store average gross profit per new vehicle retailed	$2,800	$3,004	$(204)	(6.8%)
Gross margin % — new	8.2%	8.5%	(0.3%)	(3.5%)
Same store gross margin % — new	8.1%	8.5%	(0.4%)	(4.7%)
Units
Retail unit sales of new vehicles decreased 7,752 units, or 14.6%, from 2007 to 2008. The decrease is due a 10,190 unit, or 19.3%, decrease in same store retail unit sales during the period, somewhat offset by a 2,438 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our premium brand stores in the U.S. and U.K. and volume foreign and domestic brand stores in the U.S. We believe these decreases were largely due to reduced consumer traffic resulting from declining consumer confidence brought about by instability in the financial markets in the markets we serve.
Revenues
New vehicle retail sales revenue decreased $326.8 million, or 17.4%, from 2007 to 2008. The decrease is due to a $401.7 million, or 21.4%, decrease in same store revenues, somewhat offset by a $74.9 million increase from net dealership acquisitions. The same store revenue decrease is due primarily to the 19.3% decrease in retail unit sales, which reduced revenue by $361.0 million, coupled with the $953, or 2.7%, decrease in average selling prices per unit, which decreased revenue by $40.7 million.
Gross Profit
Retail gross profit from new vehicle sales decreased $32.1 million, or 20.1%, from 2007 to 2008. The decrease is due to a $39.4 million, or 24.8%, decrease in same store gross profit, somewhat offset by a $7.3 million increase from net dealership acquisitions. The same store decrease is due primarily to the 19.3% decrease in retail unit sales, which reduced gross profit by $30.7 million, coupled with the $204, or 6.8%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $8.7 million.

Used Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
Used retail unit sales	26,411	25,648	763	3.0%
Same store used retail unit sales	25,390	25,515	(125)	(0.5%)
Used retail sales revenue	$721.1	$785.6	$(64.5)	(8.2%)
Same store used retail sales revenue	$681.0	$782.7	$(101.7)	(13.0%)
Used retail sales revenue per unit	$27,302	$30,630	$(3,328)	(10.9%)
Same store used retail sales revenue per unit	$26,823	$30,675	$(3,852)	(12.6%)
Gross profit — used	$52.6	$62.5	$(9.9)	(15.8%)
Same store gross profit — used	$50.4	$62.3	$(11.9)	(19.1%)
Average gross profit per used vehicle retailed	$1,993	$2,435	$(442)	(18.2%)
Same store average gross profit per used vehicle retailed	$1,986	$2,440	$(454)	(18.6%)
Gross margin % — used	7.3%	8.0%	(0.7%)	(8.8%)
Same store gross margin % — used	7.4%	8.0%	(0.6%)	(7.5%)
Units
Retail unit sales of used vehicles increased 763 units, or 3.0%, from 2007 to 2008. The increase is due to an 888 unit increase from net dealership acquisitions, somewhat offset by a 125 unit, or 0.5%, decrease in same store retail unit sales. The same store decrease was due primarily to unit sales decreases in our premium brand stores in the U.K. and volume foreign brand stores in the U.S., somewhat offset by increases in unit sales at our premium brand stores in the U.S. We believe these decreases were largely due to reduced consumer traffic resulting from declining consumer confidence brought about by instability in the financial markets in the markets we serve.
Revenues
Used vehicle retail sales revenue decreased $64.5 million, or 8.2%, from 2007 to 2008. The decrease is due to a $101.7 million, or 13.0%, decrease in same store revenues, somewhat offset by a $37.2 million increase from net dealership acquisitions. The same store revenue decrease is due to the $3,852, or 12.6% decrease in comparative average selling prices per vehicle, which decreased revenue by $97.8 million, coupled with the 0.5% decrease in same store retail unit sales which decreased revenue by $3.9 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $9.9 million, or 15.8%, from 2007 to 2008. The decrease is due to a $11.9 million, or 19.1%, decrease in same store gross profit, somewhat offset by a $2.0 million increase from net dealership acquisitions. The decrease in same store gross profit is due to the $454, or 18.6%, decrease in average gross profit per used vehicle retailed which decreased retail gross profit by $11.6 million, coupled with the 0.5% decrease in used retail unit sales, which decreased gross profit by $0.3 million.
Finance and Insurance Data

			2008 vs. 2007
	2008	2007	Change	% Change
Finance and insurance revenue	$68.1	$78.4	$(10.3)	(13.1%)
Same store finance and insurance revenue	$65.6	$78.1	$(12.5)	(16.0%)
Finance and insurance revenue per unit	$949	$995	$(46)	(4.6%)
Same store finance and insurance revenue per unit	$962	$996	$(34)	(3.4%)
Finance and insurance revenue decreased $10.3 million, or 13.1%, from 2007 to 2008. The decrease is due to a $12.5 million, or 16.0%, decrease in same store revenues during the period, somewhat offset by a $2.2 million increase from net dealership acquisitions. The same store revenue decrease is due to the 13.2% decrease in retail unit sales which decreased revenue by $10.2 million, coupled with a $34, or 3.4%, decrease in comparative average finance and insurance revenue per unit which decreased revenue by $2.3 million. We believe these decreases were largely due to reduced consumer traffic resulting from declining consumer confidence brought about by instability in the financial markets in the markets we serve.

Service and Parts Data

			2008 vs. 2007
	2008	2007	Change	% Change
Service and parts revenue	$363.1	$355.3	$7.8	2.2%
Same store service and parts revenue	$342.8	$352.9	$(10.1)	(2.9%)
Gross profit	$201.8	$197.6	$4.2	2.1%
Same store gross profit	$192.3	$196.2	$(3.9)	(2.0%)
Gross margin	55.6%	55.6%	0.0%	0.0%
Same store gross margin	56.1%	55.6%	0.5%	0.9%
Revenues
Service and parts revenue increased $7.8 million, or 2.2%, from 2007 to 2008. The increase is due to a $17.9 million increase from net dealership acquisitions during the period, somewhat offset by a $10.1, or 2.9%, decrease in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs, but are being affected in the short term due to the economic uncertainty in the markets in which we operate.
Gross Profit
Service and parts gross profit increased $4.2 million, or 2.1%, from 2007 to 2008. The increase is due to an $8.1 million increase from net dealership acquisitions during the period, somewhat offset by a $3.9, or 2.0%, decrease in same store gross profit. The same store gross profit decrease is due to the $10.1 million, or 2.9%, decrease in same store revenues, which decreased gross profit by $5.6 million, somewhat offset by a 50 basis point increase in gross margin, which increased gross profit by $1.7 million.
Distribution
The Company’s wholly-owned subsidiary, smart USA Distributor LLC (“smart USA”), began distributing the smart fortwo vehicle in the U.S. during 2008. Total distribution segment revenue during the three months ended September 30, 2008 aggregated to $101.1 million. Segment gross profit totaled $13.2 million, which includes gross profit on vehicle and parts sales.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) decreased $6.0 million, or 1.5%, from $390.5 million to $384.5 million. The aggregate decrease is primarily due to a $26.5 million, or 6.8%, decrease in same store SG&A, somewhat offset by a $20.5 million increase from net dealership acquisition SG&A. The decrease in same store SG&A is due to a net decrease in variable selling expenses, including decreases in variable compensation as a result of the 13.7% decrease in same store retail gross profit versus the prior year, somewhat offset by additional costs associated with the smart distribution business, increased rent and other costs relating to our ongoing facility improvement and expansion programs, and charges totaling $4.3 million related to severance, termination of an acquisition agreement, and hurricane damage in the Houston market during Hurricane Ike. The severance charges relate to a 4.3% reduction in worldwide staffing levels. SG&A expenses increased as a percentage of gross profit from 78.2% to 83.4%.
Depreciation and Amortization
Depreciation and amortization increased $1.5 million, or 12.6%, from $12.6 million to $14.1 million. The increase is due to a $0.7 million, or 5.9%, increase in same store depreciation and amortization, coupled with an $0.8 million increase from net dealership acquisitions. The same store increase is due in large part to our ongoing facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense decreased $3.6 million, or 19.1%, from $19.2 million to $15.6 million. The decrease is due to a $4.5 million, or 23.4%, decrease in same store floor plan interest expense, somewhat offset by a $0.9 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in the underlying variable rates of our revolving floor plan arrangements, somewhat offset by increases in our average amounts outstanding.

Other Interest Expense
Other interest expense increased $4.0 million, or 31.8%, from $12.4 million to $16.4 million. The increase is due primarily to an increase in our average total outstanding indebtedness in 2008 versus 2007, somewhat offset by decreases in our weighted average interest rate. The increase in our outstanding indebtedness is due primarily to our investment in PTL in June 2008.
Equity in Income of Affiliates
Equity in income of affiliates increased $7.5 million, from $1.5 million to $9.0 million. The increase from 2007 to 2008 is largely due to our investment in PTL.
Income Taxes
Income taxes decreased $8.6 million, or 37.8%, from $22.8 million to $14.2 million. The decrease from 2007 to 2008 is due to the decrease in our pre-tax income versus the prior year, somewhat offset by an increase in our overall effective income tax rate.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 (dollars in millions, except per unit amounts)
Our results for the nine months ended September 30, 2008 include charges of $4.3 million ($2.7 million after-tax), or $0.03 per share relating to severance costs, costs associated with the termination of an acquisition agreement and insurance deductibles relating to damage sustained in the Houston market during Hurricane Ike. Our results for the nine months ended September 30, 2007 include a charge of $18.6 million ($12.3 million after-tax), or $0.13 per share, relating to the redemption of our $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes at a price of 104.813% in March of 2007.
Our results in the third quarter of 2008, and to a lesser extent the year to date results in the nine months ended September 2008, were significantly impacted by a difficult operating environment for the automotive retail industry. We believe declining consumer confidence in the wake of an unstable financial market has resulted in a significant reduction in consumer traffic at our retail locations, particularly in the month of September.
Total Retail Data

			2008 vs. 2007
	2008	2007	Change	% Change
Total retail unit sales	222,523	227,307	(4,784)	(2.1%)
Total same store retail unit sales	203,408	217,717	(14,309)	(6.6%)
Total retail sales revenue	$8,569.4	$8,982.8	$(413.4)	(4.6%)
Total same store retail sales revenue	$7,908.3	$8,664.9	$(756.6)	(8.7%)
Total retail gross profit	$1,418.1	$1,444.1	$(26.0)	(1.8%)
Total same store retail gross profit	$1,318.7	$1,401.8	$(83.1)	(5.9%)
Total retail gross margin	16.5%	16.1%	0.4%	2.5%
Total same store retail gross margin	16.7%	16.2%	0.5%	3.1%
Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles decreased by 4,784 units, or 2.1%, from 2007 to 2008. The decrease is due to a 14,309 unit, or 6.6%, decrease in same store retail unit sales, somewhat offset by a 9,525 increase from net dealership acquisitions during the period. The decrease in same store retail unit sales was driven primarily by decreases in new retail units sales at our premium brand stores in the U.S. and U.K. and volume foreign and domestic brand stores in the U.S, which was somewhat offset by increases in used retail unit sales at our premium and domestic brand stores in the U.S. We believe these decreases were largely due to reduced consumer traffic resulting from declining consumer confidence brought about by instability in the financial markets in the markets we serve.

Revenues
Retail sales revenue decreased $413.4 million, or 4.6%, from 2007 to 2008. The decrease is due to a $756.6 million, or 8.7%, decrease in same store revenues, offset by a $343.2 million increase from net dealership acquisitions during the period. The same store revenue decrease is due to (1) the 6.6% decrease in retail unit sales, which decreased revenue by $542.6 million, (2) a $2,310, or 7.5%, decrease in average used vehicle revenue per unit, which decreased revenue by $172.6 million, (3) a $304, or 0.8%, decrease in average new vehicle revenue per unit, which decreased revenue by $38.4 million, and (4) a $5.2 million, or 0.5%, decrease in service and parts revenues. These decreases were somewhat offset by (1) an $11, or 1.1%, increase in average finance and insurance revenue per unit, which increased revenue by $2.2 million.
Gross Profit
Retail gross profit decreased $26.0 million, or 1.8%, from 2007 to 2008. The decrease is due to an $83.1 million, or 5.9%, decrease in same store retail gross profit, offset by a $57.1 million increase from net dealership acquisitions during the period. The same store retail gross profit decrease is due to (1) the 6.6% decrease in retail unit sales, which decreased retail gross profit by $58.9 million, (2) a $215, or 8.8%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $16.1 million, (3) a $73, or 2.4%, decrease in average gross profit per new vehicle retailed, which decreased retail gross profit by $9.2 million, and (4) a $1.1 million, or 0.2%, decrease in service and parts gross profit. These decreases were offset by an $11, or 1.1%, increase in average finance and insurance revenue per unit, which increased retail gross profit by $2.2 million.
New Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
New retail unit sales	141,164	149,362	(8,198)	(5.5%)
Same store new retail unit sales	126,512	142,993	(16,481)	(11.5%)
New retail sales revenue	$4,922.7	$5,318.8	$(396.1)	(7.4%)
Same store new retail sales revenue	$4,493.3	$5,122.1	$(628.8)	(12.3%)
New retail sales revenue per unit	$34,872	$35,610	$(738)	(2.1%)
Same store new retail sales revenue per unit	$35,517	$35,821	$(304)	(0.8%)
Gross profit — new	$410.4	$447.3	$(36.9)	(8.2%)
Same store gross profit — new	$372.1	$430.9	$(58.8)	(13.6%)
Average gross profit per new vehicle retailed	$2,907	$2,995	$(88)	(2.9%)
Same store average gross profit per new vehicle retailed	$2,941	$3,014	$(73)	(2.4%)
Gross margin % — new	8.3%	8.4%	(0.1%)	(1.2%)
Same store gross margin % — new	8.3%	8.4%	(0.1%)	(1.2%)
Units
Retail unit sales of new vehicles decreased 8,198 units, or 5.5%, from 2007 to 2008. The decrease is due to a 16,481 unit, or 11.5%, decrease in same store retail unit sales, offset by an 8,283 unit increase from net dealership acquisitions during the period. The same store decrease was due primarily to decreases in our premium brands in the U.S. and U.K. and volume foreign and domestic brands in the U.S. We believe these decreases were largely due to reduced consumer traffic resulting from declining consumer confidence brought about by instability in the financial markets in the markets we serve.
Revenues
New vehicle retail sales revenue decreased $396.1 million, or 7.4%, from 2007 to 2008. The decrease is due to a $628.8 million, or 12.3%, decrease in same store revenues, offset by a $232.7 million increase from net dealership acquisitions during the period. The same store revenue decrease is due primarily to the 11.5% decrease in retail unit sales, which reduced revenue by $590.4 million, coupled with a $304, or 0.8%, decrease in average selling prices per unit, which decreased revenue by $38.4 million.

Gross Profit
Retail gross profit from new vehicle sales decreased $36.9 million, or 8.2%, from 2007 to 2008. The decrease is due to a $58.8 million, or 13.6%, decrease in same store gross profit, offset by a $21.9 million increase from net dealership acquisitions during the period. The same store decrease is due to the 11.5% decrease in new retail unit sales, which decreased gross profit by $49.6 million, coupled with a $73, or 2.4%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $9.2 million.
Used Vehicle Data

			2008 vs. 2007
	2008	2007	Change	% Change
Used retail unit sales	81,359	77,945	3,414	4.4%
Same store used retail unit sales	76,896	74,724	2,172	2.9%
Used retail sales revenue	$2,339.9	$2,387.7	$(47.8)	(2.0%)
Same store used retail sales revenue	$2,192.6	$2,303.3	$(110.7)	(4.8%)
Used retail sales revenue per unit	$28,760	$30,633	$(1,873)	(6.1%)
Same store used retail sales revenue per unit	$28,514	$30,824	$(2,310)	(7.5%)
Gross profit — used	$180.6	$186.9	$(6.3)	(3.4%)
Same store gross profit — used	$171.3	$182.6	$(11.3)	(6.2%)
Average gross profit per used vehicle retailed	$2,220	$2,398	$(178)	(7.4%)
Same store average gross profit per used vehicle retailed	$2,228	$2,443	$(215)	(8.8%)
Gross margin % — used	7.7%	7.8%	(0.1%)	(1.3%)
Same store gross margin % — used	7.8%	7.9%	(0.1%)	(1.3%)
Units
Retail unit sales of used vehicles increased 3,414 units, or 4.4%, from 2007 to 2008. The increase is due to a 2,172 unit, or 2.9%, increase in same store retail unit sales, coupled with a 1,242 unit increase from net dealership acquisitions during the period. The same store increase was due primarily to increases in premium and domestic brands in the U.S.
Revenues
Used vehicle retail sales revenue decreased $47.8 million, or 2.0%, from 2007 to 2008. The decrease is due to a $110.7 million, or 4.8%, decrease in same store revenues, somewhat offset by a $62.9 million increase from net dealership acquisitions during the period. The same store revenue decrease is due primarily to a $2,310, or 7.5%, decrease in comparative average selling prices per vehicle, which decreased revenue by $172.6 million, offset by the 2.9% increase in retail unit sales, which increased revenue by $61.9 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $6.3 million, or 3.4%, from 2007 to 2008. The decrease is due to an $11.3 million, or 6.2%, decrease in same store gross profit, somewhat offset by a $5.0 million increase from net dealership acquisitions during the period. The decrease in same store gross profit is due primarily to a $215, or 8.8%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $16.1 million, offset by the 2.9% increase in used retail unit sales, which increased gross profit by $4.8 million.
Finance and Insurance Data

			2008 vs. 2007
	2008	2007	Change	% Change
Finance and insurance revenue	$218.5	$221.1	$(2.6)	(1.2%)
Same store finance and insurance revenue	$204.1	$216.0	$(11.9)	(5.5%)
Finance and insurance revenue per unit	$982	$973	$9	0.9%
Same store finance and insurance revenue per unit	$1,003	$992	$11	1.1%

Finance and insurance revenue decreased $2.6 million, or 1.2%, from 2007 to 2008. The decrease is due to an $11.9 million, or 5.5%, decrease in same store revenues, somewhat offset by the $9.3 million increase from net dealership acquisitions during the period. The same store revenue decrease is due primarily to the 6.6% decrease in retail unit sales, which decreased revenue by $14.1 million, somewhat offset by the $11, or 1.1%, increase in average finance and insurance revenue per unit, which increased revenue by $2.2 million. We believe these decreases were largely due to reduced consumer traffic resulting from declining consumer confidence brought about by instability in the financial markets in the markets we serve.
Service and Parts Data

			2008 vs. 2007
	2008	2007	Change	% Change
Service and parts revenue	$1,088.3	$1,055.2	$33.1	3.1%
Same store service and parts revenue	$1,018.3	$1,023.5	$(5.2)	(0.5%)
Gross profit	$608.6	$588.8	$19.8	3.4%
Same store gross profit	$571.2	$572.3	$(1.1)	(0.2%)
Gross margin	55.9%	55.8%	0.1%	0.2%
Same store gross margin	56.1%	55.9%	0.2%	0.4%
Revenues
Service and parts revenue increased $33.1 million, or 3.1%, from 2007 to 2008. The increase is due to a $38.3 million increase from net dealership acquisitions during the period, somewhat offset by the $5.2 million, or 0.5%, decrease in same store revenues. We believe that our service and parts business is being positively impacted by the growth in total retail unit sales at our dealerships in recent years and capacity increases in our service and parts operations resulting from our ongoing facility improvement and expansion programs, but are being affected in the short term due to the economic uncertainty in the markets in which we operate.
Gross Profit
Service and parts gross profit increased $19.8 million, or 3.4%, from 2007 to 2008. The increase is due a $20.9 million increase from net dealership acquisitions during the period, somewhat offset by the $1.1 million, or 0.2%, decrease in same store gross profit. The same store gross profit decrease is due to the $5.2 million, or 0.5%, decrease in same store revenues, which decreased gross profit by $3.0 million, somewhat offset by a 20 basis point increase in gross margin, which increased gross profit by $1.9 million.
Distribution
The Company’s wholly-owned subsidiary, smart USA Distributor LLC (“smart USA”), began distributing the smart fortwo vehicle in the U.S. during 2008. Total distribution segment revenue during the first nine months of 2008 aggregated to $293.5 million. Segment gross profit totaled $39.8 million, which includes gross profit on vehicle and parts sales.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $35.9 million, or 3.1%, from $1,143.8 million to $1,179.7 million. The aggregate increase is primarily due to a $62.1 million increase from net dealership acquisitions during the period, somewhat offset by the $26.2 million, or 2.4%, decrease in same store SG&A. The decrease in same store SG&A is due to a net decrease in variable selling expenses, including decreases in variable compensation as a result of the 5.9% decrease in same store retail gross profit versus the prior year, somewhat offset by additional costs associated with the smart distribution business and increased rent and other costs relating to our ongoing facility improvement and expansion programs, and charges totaling $4.3 million related to severance, termination of an acquisition agreement, and hurricane damage in the Houston market during Hurricane Ike. The severance charges relate to a 4.3% reduction in worldwide staffing levels. SG&A expenses increased as a percentage of gross profit from 78.8% to 81.1%.
Depreciation and Amortization
Depreciation and amortization increased $3.4 million, or 9.2%, from $37.7 million to $41.1 million. The increase is due to a $2.0 million, or 5.3%, increase in same store depreciation and amortization, coupled with a $1.4 million increase from net dealership acquisitions during the period. The same store increase is due in large part to our ongoing facility improvement and expansion program.

Floor Plan Interest Expense
Floor plan interest expense decreased $4.8 million, or 8.9%, from $54.2 million to $49.4 million. The decrease is due to a $6.8 million, or 13.0%, decrease in same store floor plan interest expense, somewhat offset by a $2.0 million increase from net dealership acquisitions during the period. The same store decrease is due in large part to decreases in the underlying variable rates of our revolving floor plan arrangements, somewhat offset by increases in our average amounts outstanding.
Other Interest Expense
Other interest expense decreased $3.1 million, or 7.0%, from $44.1 million to $41.0 million. The decrease is due primarily to a decrease in our average total outstanding indebtedness in 2008 versus 2007, coupled with a decrease in our weighted average interest rate.
In March 2007, we redeemed our outstanding $300.0 million 9.625% Senior Subordinated Notes due 2012 at a price of 104.813%. We incurred an $18.6 million pretax charge in connection with the redemption, consisting of the $14.4 million redemption premium and the write-off of $4.2 million of unamortized deferred financing costs.
Equity in Income of Affiliates
Equity in income of affiliates increased $10.1 million, from $3.2 million to $13.3 million. The increase from 2007 to 2008 is primarily due to our investment in PTL.
Income Taxes
Income taxes decreased $0.1 million, or 0.2%, from $55.7 million to $55.6 million. The decrease from 2007 to 2008 is due to our decrease in pre-tax income versus the prior year, somewhat offset by an increase in our overall effective income tax rate.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities, debt service, dividends and potentially repurchases of common stock under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions and mortgages, or the issuance of equity securities. As of September 30, 2008, we had working capital of $96.6 million, including $27.8 million of cash available to fund our operations and capital commitments. In addition, we had $250.0 million and £73.0 million ($129.8 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
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
We paid dividends of seven cents per share on March 1, 2007, June 1, 2007 and September 4, 2007 and dividends of nine cents per share on December 3, 2007, March 3, 2008, June 2, 2008 and September 1, 2008. We have also declared a dividend of nine cents per share payable on December 1, 2008 to shareholders of record on November 10, 2008. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

Share Repurchases and Dividends
Our board of directors has approved a stock repurchase program for our outstanding common stock with a remaining authority of $99.9 million. We may, from time to time as market conditions warrant, purchase our outstanding common stock on the open market and in privately negotiated transactions and, potentially, via a tender offer or a pre-arranged trading plan. We currently intend to fund any repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make stock repurchases will be based on factors such as the market price of our common stock versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and alternative uses of capital, such as for strategic store acquisitions and capital investments in our current businesses, as well as any then-existing limits imposed by our finance agreements and securities trading policy. During the third quarter of 2008, we repurchased 3.6 million shares for $50.1 million, or $14.04 per share, under this program.
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
U.S. Credit Agreement
We are party to a $479.0 million credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $250.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, a $219.0 million non-amortizing term loan, and for an additional $10.0 million of availability for letters of credit, through September 30, 2010. Pursuant to the “evergreen” provisions of the credit agreement, the term of the credit agreement was extended on September 10, 2008, by one year through September 30, 2011. The revolving loans bear interest at defined LIBOR plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.
On September 29, 2008, we amended the U.S. credit agreement to provide us greater flexibility to enter into the mortgage facility referenced below under “Mortgage Facilities.” On October 30, 2008, we amended and restated the U.S. credit agreement (the “amended U.S. credit agreement”) to incorporate our prior six amendments, eliminate the ratio of domestic debt to domestic earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant and the minimum stockholders’ equity covenant, change the financial ratio on the debt to EBITDA covenant from 2.75 to 2.5, provide for additional flexibility for incremental real estate mortgage borrowings, and make other changes designed to provide us with additional operating flexibility.
The amended U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the amended U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2008, the Company was in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.S. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.

The amended U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the amended U.S. credit agreement. As of September 30, 2008, $219.0 million of term loans and $0.5 million of letters of credit were outstanding under this facility. No revolving loans were outstanding as of September 30, 2008.
U.K. Credit Agreement
On September 29, 2008, our subsidiaries in the U.K. (the “U.K. subsidiaries”) amended their existing £130.0 million multi-option credit agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, to provide greater flexibility within the financial covenants and increase the borrowing rate paid under the facility. This facility consists of a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. credit agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The amended U.K. credit agreement provides for (1) up to £80.0 million in revolving loans through August 31, 2011, which bears interest between defined LIBOR plus 1.0% and defined LIBOR plus 1.6%, (2) a £30.0 million funded term loan which currently bears interest between 6.29% and 6.89% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £20.0 million that bears interest at the Bank of England Base Rate plus 1.75%, and matures on August 31, 2011.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2008, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe we will remain in compliance with such covenants for the foreseeable future. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of September 30, 2008, outstanding loans under the U.K. credit agreement amounted to £46.4 million ($82.5 million).
7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2008, we were in compliance with all negative covenants and there were no events of default.

Senior Subordinated Convertible Notes
On January 31, 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreement and floor plan indebtedness. The convertible notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2008, we were in compliance with all negative covenants and there were no events of default.
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
In the event of a conversion due to a change of control on or before April 6, 2011, we will, in certain circumstances, pay a make-whole premium by increasing the conversion rate used in that conversion. In addition, we will pay additional cash interest commencing with six-month periods beginning on April 1, 2011, if the average trading price of a Convertible Note for certain periods in the prior six-month period equals 120% or more of the principal amount of the Convertible Note.
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
Mortgage Facilities
On September 29, 2008, we entered into a $42.4 million seven year mortgage facility with Toyota Motor Credit Corporation with respect to certain of our dealership properties. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event we exercise our option to extend the term, the interest rate will be renegotiated for each renewal period.
The mortgage facility contains typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of September 30, 2008, $32.9 million was outstanding under the mortgage facility. We expect to draw the remainder of the facility upon the completion of the dealership facilities and other funding requirements.
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

Interest Rate Swaps
We are party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at 3.67%. We may terminate this arrangement at any time subject to the settlement of the then current fair value of the swap arrangement. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. During the nine months ended September 30, 2008, the swaps increased the weighted average interest rate on floor plan borrowings by approximately 0.1%. As of September 30, 2008, we used Level 2 inputs as described under SFAS 157 to estimate the fair value of these contracts to be a $2.7 million liability, and expect approximately $1.7 million associated with the swaps to be recognized as an increase of interest expense over the next twelve months.
We were party to an interest rate swap agreement which expired in January 2008, pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings.
Other Financing Arrangements
In the past, we have entered into significant sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sold property and/or leasehold improvements to third parties and agreed to lease those assets back for a certain period of time. Such sales generated proceeds which varied from period to period. In light of current market conditions, this financing option has become more expensive and thus we may utilize these arrangements less in the near term.
Off-Balance Sheet Arrangements — 3.5% Convertible Senior Subordinated Notes due 2026
The Convertible Notes are convertible into shares of our common stock, at the option of the holder, based on certain conditions described above. Certain of these conditions are linked to the market value of our common stock. This type of financing arrangement was selected by us in order to achieve a more favorable interest rate (as opposed to other forms of available financing). Since we or the holders of the Convertible Notes can redeem these notes on April 2011, a conversion or a redemption of these notes is likely to occur in 2011. Such redemption or conversion will include cash for the principal amount of the Convertible Notes then outstanding plus an amount payable in either cash or stock, at our option, depending on the trading price of our common stock.
Cash Flows
Cash and cash equivalents increased by $14.5 million and $10.9 million during the nine months ended September 30, 2008 and 2007, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $358.2 million and $337.6 million during the nine months ended September 30, 2008 and 2007, respectively. Cash flows from operating activities include net income, as adjusted for non-cash items, and the effects of changes in working capital.
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

	Nine Months Ended
	September 30,
	2008	2007
Net cash from operating activities as reported	$358,244	$337,603
Floor plan notes payable — non-trade as reported	(33,261)	143,468

Net cash from operating activities including all floor plan notes payable	$324,983	$481,071

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $508.2 million and $148.2 million during the nine months ended September 30, 2008 and 2007, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions. Capital expenditures were $165.4 million and $114.6 million during the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. Proceeds from sale-leaseback transactions were $19.7 million and $105.7 million during the nine months ended September 30, 2008 and 2007, respectively. Cash used in business acquisitions and other investments, net of cash acquired, was $142.1 million and $154.9 million during the nine months ended September 30, 2008 and 2007, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $30.7 million and $48.5 million during the nine months ended September 30, 2008 and 2007, respectively. We used $220.5 million for other investing activities during the nine months ended September 30, 2008, including $219.0 million for the acquisition of a 9% partnership interest in Penske Truck Leasing Co., L.P. (“PTL”).
Cash Flows from Continuing Financing Activities
Cash provided by continuing financing activities was $129.2 million during the nine months ended September 30, 2008 and cash used by continuing financing activities was $267.0 million during the nine months ended September 30, 2007. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, repurchases of common stock and dividends. We had net borrowings of long-term debt of $238.0 million during the nine months ended September 30, 2008 and net repayments of $393.1 million during the nine months ended September 30, 2007. The borrowings in the nine months ended September 30, 2008 included the $219.0 million loan to finance the purchase of the PTL limited partnership interest and the $32.9 million mortgage facility. The repayments in the nine months ended September 30, 2007 included $14.4 million of premium paid on the redemption of our 9.625% Senior Subordinated Notes. We had net repayments of floor plan notes payable non-trade of $33.3 million during the nine months ended September 30, 2008 and net borrowings of floor plan notes payable non-trade of $143.5 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007 we received proceeds of $0.8 million and $2.5 million, respectively, from the issuance of common stock. We used $50.1 million to repurchase 3.6 million shares of common stock during the nine months ended September 30, 2008. During the nine months ended September 30, 2008 and 2007, we paid $25.6 million and $19.9 million, respectively, of cash dividends to our stockholders.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to become, material to our liquidity or our capital resources. We do not believe that there is any significant past, present or future cash transactions relating to discontinued operations.
Commitments
We were party to a joint venture agreement with respect to our Honda of Mentor dealership in Ohio. We were required to repurchase our partner’s interest in this joint venture in July 2008 and completed the repurchase on July 23, 2008 with a payment of $5.1 million.

Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 41% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 17% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.
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
We are a 9% limited partner of PTL, a leading global transportation services provider. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 40% of PTL. The remaining 51% of PTL is owned by GE Capital. We are party to a partnership agreement among the other partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests.
We have entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships
From time to time, we enter into other joint venture relationships in the ordinary course of business, through which we acquire automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2008, our automotive joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	88.53	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Munich, Germany	BMW, MINI	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(C)
Mexico	Toyota	48.70	%(C)
Mexico	Toyota	45.00	%(C)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 11.47% interest in this joint venture, which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in our financial statements.

(C)	Entity is accounted for using the equity method of accounting.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined benchmarks. Based on the amount outstanding as of September 30, 2008, a 100 basis point change in interest rates would result in an approximate $2.7 million change to our annual interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over defined benchmarks. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2008, a 100 basis point change in interest rates would result in an approximate $12.9 million change to our annual interest expense.
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
Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, the 7.75% Notes, the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
Foreign Currency Exchange Rates. As of September 30, 2008, we have dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $367.1 million change to our revenues for the nine months ended September 30, 2008.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to litigation with customers, employment related lawsuits, class action lawsuits, purported class action lawsuits and actions brought by governmental authorities. As of September 30, 2008, we are not a party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock we repurchased during the third fiscal quarter of 2008.

			Total Number of
			Shares Purchased as	Approximate Dollar Value of
		Avg. Price	Part of Publicly	Shares That May Yet Be
	Total Number of	Paid Per	Announced	Purchased Under The
Period	Shares Purchased	Share	Programs	Programs (in millions)(1)(2)

August 1, 2008 to August 31, 2008	3,565,143	$14.04	3,565,143	$99.9

	3,565,143		3,565,143

(1)	On February 19, 2008, we announced that our Board of Directors approved a stock repurchase program for up to $150 million in shares of our common stock, $50.1 million of which has been repurchased by us as of September 30, 2008 in the open market and in privately negotiated transactions. This program does not have an expiration date.

(2)	Future share repurchases are subject to limitations contained in our 7.75% senior subordinated notes indenture. As of September 30, 2008, we had availability to repurchase the full amount remaining under the program. For a further discussion of factors we will consider in deciding whether to repurchase shares in the future, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Share Repurchases and Dividends.”
Item 5. Other Information
On October 30, 2008, we amended and restated our $479 million credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation (the “amended U.S. credit agreement”) to incorporate our prior six amendments, eliminate the ratio of domestic debt to domestic EBITDA covenant and the minimum stockholders’ equity covenant, change the financial ratio on the debt to EBITDA covenant from 2.75 to 2.5, provide for additional flexibility for incremental real estate mortgage borrowings, and make other changes designed to provide us with additional operating flexibility.
These changes are further described in the third amended and restated U.S. credit agreement, which is filed as exhibit 4.4 to this Form 10-Q. We purchase motor vehicles from Daimler AG and Toyota Motor Corporation, affiliates of the lenders under the U.S. credit agreement, for sale at certain of our dealerships. The lenders also provide certain of our dealerships with “floor-plan” financing and consumer financing.

Item 6. Exhibits
4.1	Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of October 30, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee.

4.2	Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated October 30, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee.

4.3	Sixth Amendment dated September 29, 2008 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DCFS USA LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 4.1 of our October 1, 2008 Form 8-K).

4.4	Third Amended and Restated Credit Agreement dated October 30, 2008 by and among us, DCFS USA LLC and Toyota Motor Credit Corporation.

4.5	Amendment dated September 29, 2008 to Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.2 of our October 1, 2008 Form 8-K).

4.6	Amendment dated September 29, 2008 to Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.3 of our October 1, 2008 Form 8-K).

4.7	Amendment dated September 29, 2008 to Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.4 of our October 1, 2008 Form 8-K).

10.1	Second Amended and Restated Limited Partnership Agreement of Penske Truck Leasing Co., L.P. dated as of September 19, 2008 (substantially identical to the form of agreement we filed as exhibit 10.2 to our July 2, 2008 Form 8-K)

12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.
	By:	/s/ Roger S. Penske
Roger S. Penske
Date: November 5, 2008		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Date: November 5, 2008		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1
Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of October 30, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee.

4.2
Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated October 30, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee.

4.3
Sixth Amendment dated September 29, 2008 to the Second Amended and Restated Credit Agreement dated September 8, 2004 by and among us, DCFS USA LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 4.1 of our October 1, 2008 Form 8-K).

4.4	Third Amended and Restated Credit Agreement dated October 30, 2008 by and among us, DCFS USA LLC and Toyota Motor Credit Corporation.

4.5
Amendment dated September 29, 2008 to Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.2 of our October 1, 2008 Form 8-K).

4.6
Amendment dated September 29, 2008 to Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.3 of our October 1, 2008 Form 8-K).

4.7
Amendment dated September 29, 2008 to Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.4 of our October 1, 2008 Form 8-K).

10.1
Second Amended and Restated Limited Partnership Agreement of Penske Truck Leasing Co., L.P. dated as of September 19, 2008 (substantially identical to the form of agreement we filed as exhibit 10.2 to our July 2, 2008 Form 8-K).

12	Computation of Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a)/15(d)-14(a) Certifications

32	Section 1350 Certifications