Form 10-K
period 2008-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2009-03-11
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2008 was $601,998,905. As of March 1, 2009, there were 91,519,198 shares of voting common stock outstanding.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2009 Annual Meeting of the Stockholders to be held May 1, 2009 are incorporated by reference into Part III, Items 10-14.

Items		Page
PART I

1.	Business	1

1A.	Risk Factors	16

1B.	Unresolved Staff Comments	25

2.	Properties	26

3.	Legal Proceedings	26

4.	Submission of Matters to a Vote of Security Holders	26

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

6.	Selected Financial Data	29

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

7A.	Quantitative and Qualitative Disclosures About Market Risk	51

8.	Financial Statements and Supplementary Data	51

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51

9A.	Controls and Procedures	52

9B.	Other Information	52

PART III

10.	Directors and Executive Officers and Corporate Governance	52

11.	Executive Compensation	52

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52

13.	Certain Relationships and Related Transactions, and Director Independence	52

14.	Principal Accountant Fees and Services	52

PART IV

15.	Exhibits and Financial Statement Schedules	52

Exhibit 10.26
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

i

PART I
Item 1. Business
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of February 1, 2009, we owned and operated 156 franchises in the U.S. and 148 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands, with 96% of our total revenue in 2008 generated from brands of non-U.S. based manufacturers, including sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, which represented 65% of our total revenue. As a result, we have the highest concentration of revenues from brands of non-U.S. based manufacturers among the U.S. publicly-traded automotive retailers. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 64% of our revenues generated from operations in the U.S. and 36% generated from our operations outside the U.S. (predominately in the U.K.).
We are, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. smart USA wholesaled approximately 27,000 vehicles in 2008 to a certified network of 75 smart dealerships in 35 states, eight of which are owned and operated by us.
In June 2008, we acquired a 9% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”) from GE Capital. PTL is a leading global transportation services provider which operates and maintains more than 200,000 vehicles and services customers in North America, South America, Europe and Asia.
We believe our diversified income streams may mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales are typically less cyclical than retail vehicle sales, and generate the largest part of our gross profit. The following graphic shows the percentage of our retail revenues by product area and their respective contribution to our overall gross profit in 2008:
Outlook
The worldwide automotive industry experienced significant operational and financial difficulties in 2008. The turbulence in worldwide credit markets and the resulting decrease in the availability of financing and leasing alternatives for consumers hampered our sales efforts. In addition, there was reduced consumer confidence and spending in the markets in which we operate, which we believe reduced customer traffic in our dealerships, particularly since September 2008. Rapid changes in fuel prices also resulted in rapid changes in consumer preferences and demand, which negatively impacted vehicle retail sales. We expect our business to remain significantly impacted by economic conditions in 2009.
Market conditions have also negatively impacted vehicle manufacturers. In particular, the U.S. based automotive manufacturers have experienced critical operational and financial distress, due in part to shrinking market share in the U.S. and the recent limitations in worldwide credit capacity. In 2008 and early 2009, certain U.S. based manufacturers received support from the U.S. government in the form of loans, due in part to their admission of limited liquidity. While we have limited exposure to these manufacturers as a percentage of our overall revenue, a restructuring of any one of them would likely lead to significant disruption to the automotive supply chain and to our dealerships that represent those manufacturers, and could possibly also impact other automotive manufacturers and suppliers. We cannot reasonably predict the impact to the automotive retail environment of any such disruption.

In response to the challenging operating environment, we have undertaken significant cost saving initiatives. In 2008, we eliminated approximately 1,400 positions, representing approximately 10% of our worldwide workforce, and amended pay plans for certain other employees to better align our workforce for current business levels and to reduce compensation expense generally. Other cost curtailment initiatives include a reduction in advertising activities, a suspension of matching contributions to our defined contribution plan in the U.S., and the suspension of our quarterly cash dividends to stockholders. Our Chief Executive Officer and President also announced that they will each forgo all bonus amounts payable relating to their 2008 management incentive plans, and our Board of Directors has elected to forgo approximately 25% of its cash annual fee relating to 2008. We will continue to monitor the business climate, and take such further actions as needed to respond to business conditions.
For a more detailed discussion of our financial and operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Long-Term Business Strategy
In spite of recent economic conditions, we remain committed to our long-term strategy to sell and service outstanding vehicle brands in premium facilities. We believe offering our customers superior customer service in a premium location fosters a long-term relationship, which helps generate repeat and referral business, particularly in our higher-margin service and parts business. We believe our focus on developing a loyal customer base has helped generate incremental service and parts sales. In addition, our large number of dealerships, geographically concentrated by region, allows us the opportunity to achieve cost savings and implement best practices, while also providing access to a broad base of potential acquisitions.
Offer Outstanding Brands in Premium Facilities
We have the highest concentration of revenues from brands of non-U.S. based manufacturers among the U.S. based publicly-traded automotive retailers. We believe the market performance of the brands we represent contributed to our historical results, as those brands have gained market share in recent years. Our revenue mix consists of 65% related to premium brands, 31% related to volume foreign brands, and 4% relating to brands of U.S. based manufacturers.
The following chart reflects our percentage of total revenues by brand in 2008:

Over time, we have made substantial investments in our retail dealerships in an effort to create an outstanding retail experience for our customers. We believe the experience we offer customers in our facilities drives repeat and referral business, particularly in our higher margin service and parts operations. Where advantageous, we attempt to aggregate our dealerships in a campus or group setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of the brands at the location. This strategy also creates an opportunity to reduce personnel expenses and administrative expenses, and leverage operating expenses over a larger base of dealerships. We believe this strategy has enabled us to consistently achieve new unit vehicle sales per dealership that are significantly higher than industry averages for most of the brands we sell.
The following is a list of our larger dealership campuses or groups:

			2008
			Revenue
Location	Square Feet	Service Bays	(millions)	Franchises
North Scottsdale, Arizona	450,000	253	$443.9	Acura, Audi, BMW, Bentley, Bugatti, Jaguar, Land Rover, MINI, Porsche, Rolls-Royce, Volkswagen
San Diego, California	415,000	343	$558.4	Acura, Aston Martin, BMW, Jaguar, Lexus, Mercedes-Benz, Scion, smart, Toyota
Turnersville, New Jersey	343,000	177	$348.5	Acura, BMW, Cadillac, Chevrolet, Honda, HUMMER, Hyundai, Nissan, Scion, Toyota
Inskip, Rhode Island	319,000	176	$360.5	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, MINI, Nissan, Porsche, smart
Tyson’s Corner, Virginia	191,000	138	$232.9	Audi, Aston Martin, Mercedes-Benz, Porsche, smart
Fayetteville, Arkansas	129,000	109	$217.0	Acura, Chevrolet, Honda, HUMMER, Scion, Toyota
By way of example, our Scottsdale 101 Auto Mall features ten separate showrooms with approximately 450,000 square feet of facilities. Typically, customers may choose from an inventory of over 1,250 new and used vehicles, and have access to 253 service bays with the capacity to service approximately 1,000 vehicles per day. We will continue to evaluate other opportunities to aggregate our facilities to reap the benefits of a destination location.
Maintain Diversified Income Stream and Variable Cost Structure
We benefit from a diversified income mix because of the multiple revenue streams in a traditional automotive dealership (new vehicles, used vehicles and service and parts operations), income from the distribution of the smart fortwo vehicle, and income relating to our investment in PTL. We believe this diversification may mitigate the historical cyclicality found in some elements of the automotive sector. We are further diversified within our retail automotive operations due to our brand mix and geographical dispersion. Recent experience has shown that demand for our higher-margin service and parts business is less affected by economic cycles than demand for new vehicles. In addition, a significant percentage of our operating expenses are variable, including sales compensation, floor plan interest expense (inventory-secured financing) and advertising, which we believe we can adjust over time to reflect economic trends.
Diversification Outside the U.S.
One of the unique attributes of our operations versus our peers is our diversification outside the U.S. Approximately 36% of our consolidated revenue during 2008 was generated from operations located outside the U.S. and Puerto Rico, predominately in the U.K. According to industry data, the U.K. represented the third largest retail automotive market in Western Europe in 2008 with approximately 2.1 million new vehicle registrations. Our brand mix in the U.K. is predominantly premium. We believe that as of December 31, 2008, we were among the largest volume Audi, Bentley, BMW, Land Rover, Lexus, Mercedes-Benz, Maserati and Porsche dealers in this market based on number of dealerships. Additionally, we operate a number of dealerships in Germany, some through joint ventures with experienced local partners, which sell and service Audi, BMW, Lexus, MINI, Toyota, Volkswagen and various other premium brands.
Smart Distributorship
smart USA, a wholly-owned subsidiary, is the exclusive distributor of the smart fortwo vehicle in U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40-plus miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. As distributor, smart USA is responsible for maintaining a vehicle dealership network in the U.S. and Puerto Rico. smart USA has certified a network of 75 smart dealerships in 35 states, eight of which are owned and operated by us (see “Acquisitions” below for a list of our dealerships). The smart fortwo currently offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe, and BRABUS cabriolet with base prices ranging from $11,990 to $20,990. smart USA wholesaled approximately 27,000 smart fortwo vehicles in 2008.

Investment in Penske Truck Leasing
In June 2008, we acquired a 9% limited partnership interest in PTL from subsidiaries of General Electric Capital Corporation (collectively, “GE Capital”) in exchange for $219.0 million. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 40% of PTL. The remaining 51% of PTL is owned by GE Capital. We currently expect to receive annual pro-rata cash distributions of partnership profits and to realize U.S. cash tax savings relating to tax attributes we expect to realize as a result of this investment.
Expand Revenues at Existing Locations and Increase Higher-Margin Businesses
We aim to increase our existing business over time by generating additional revenue at existing dealerships, with a particular focus on developing our higher-margin businesses such as finance, insurance and other product sales and service, parts and collision repair services.
Increase Same-Store Sales. We believe our emphasis on improving customer service and upgrading our facilities should contribute to increases in same-store sales over time. As part of the investment program noted above, in recent years we have added numerous incremental service bays in order to better accommodate our customers.
Grow Finance, Insurance and Other Aftermarket Revenues. Each sale of a vehicle provides us the opportunity to assist in financing the sale, selling the customer a third party extended service contract or insurance product, or to sell other aftermarket products, such as entertainment systems, security systems, satellite radios and protective coatings. In order to improve our finance and insurance business, we focus on enhancing and standardizing our salesperson training programs, strengthening our product offerings and standardizing our selling processes.
Expand Service and Parts and Collision Repair Revenues. In recent years, we have added a significant number of service bays at our dealerships in an effort to expand this higher-margin element of our business. Many of today’s vehicles are complex and require sophisticated equipment and specially trained technicians to perform certain services. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. We believe that our brand mix and the complexity of today’s vehicles, combined with our focus on customer service and superior facilities, contribute to our service and parts revenue increases. We also operate 25 collision repair centers which are operated as an integral part of our dealership operations. As a result, the repair centers benefit from the dealerships’ repeat and referral business.
Continue Growth through Targeted Acquisitions
We believe that attractive acquisition opportunities will continue to exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The automotive retail market provides us with significant growth opportunities in each of the markets in which we operate. In the U.S., the ten largest industry participants generated less than 10% of new vehicle industry sales in 2007. Generally, we seek to acquire dealerships that operate high growth automotive brands in highly concentrated or growing demographic areas. We focus on larger dealership operations that will benefit from our management assistance, manufacturer relations and scale of operations, as well as individual dealerships that can be effectively integrated into our existing operations. Given the current economic environment and its potential impact on smaller, less well capitalized dealership groups, we anticipate that acquisition opportunities at attractive prices may present themselves.
Strengthen Customer Loyalty
Our ability to generate and maintain repeat and referral business depends on our ability to deliver superior customer service. We believe that customer loyalty contributes directly to increases in same-store sales. By offering outstanding brands in premium facilities, “one-stop” shopping convenience, competitive pricing and a well-trained and knowledgeable sales staff, we aim to establish lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We believe our below industry average employee turnover is critical to furthering our customer relationships. Additionally, we monitor customer satisfaction data accumulated by manufacturers to track the performance of dealership operations and use it as a factor in determining the compensation of general managers and sales and service personnel in our dealerships.

Leverage Scale and Implement “Best Practices”
We seek to build scale in many of the markets where we have dealership operations. Our desire is to reduce or eliminate redundant administrative costs such as accounting, information technology systems and other general administrative costs. In addition, we seek to leverage our industry knowledge and experience to foster communication and cooperation between like brand dealerships throughout our organization. Senior management and dealership management meet regularly to review the operating performance of our dealerships, examine industry trends and, where appropriate, implement specific operating improvements. Key financial information is discussed and compared to other dealerships across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization so that each of our dealerships can benefit from the successes of our other dealerships and the knowledge and experience of our senior management.
Industry Overview
In 2007, the majority of automotive retail sales in the U.S. were generated by the approximately 21,800 franchised dealerships in the U.S., producing revenues of approximately $693.0 billion, including approximately 59% from new vehicle sales, approximately 29% from used vehicle sales and approximately 12% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.
Germany and the U.K. represented the first and third largest European automotive retail markets in 2008, with new car registrations of 3.1 million and 2.1 million vehicles, respectively. In 2007, U.K. and German automotive sales exceeded $202.0 billion and $267.0 billion, respectively. Combined, the UK and German markets make up approximately 35% of the European market, based on new vehicle unit registrations.
The automotive retail industry in the U.S and Europe is highly fragmented and largely privately held. In the U.S., publicly held automotive retail groups account for less than 10% of total industry revenue. According to industry data, the number of U.S. franchised dealerships has declined from approximately 24,000 in 1990 to approximately 21,800 as of January 1, 2007. Although significant consolidation has already taken place, the industry remains highly fragmented, with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. We believe that further consolidation in the industry is probable due to the significant capital requirements of maintaining manufacturer facility standards, the limited number of viable alternative exit strategies for dealership owners and the impact of the current economic environment on smaller less well capitalized dealership groups.
Generally, new vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence and other general economic factors. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers to declines in new vehicle sales. We believe this may be due to the retailers’ more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable, relating to sales personnel, advertising and inventory finance cost) and their diversified revenue stream. In addition, automobile manufacturers may offer various dealer incentives when sales are slow, which further increases the volatility in profitability for automobile manufacturers and may help to decrease volatility for automotive retailers. Despite this, our 2008 results were significantly impacted by the difficult operating environment for the automotive retail industry. We believe declining consumer confidence in the wake of an unstable financial market resulted in significantly reduced consumer traffic industry-wide, particularly during the last quarter.

Acquisitions
We routinely acquire and dispose of franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships acquired or opened from January 2006 to December 31, 2008:

Date Opened
Dealership	or Acquired	Location	Franchises
U.S.
Acura of Escondido	01/06	Escondido, CA	Acura
Aston Martin San Diego	01/06	San Diego, CA	Aston Martin
Audi of Escondido	01/06	Escondido, CA	Audi
Honda Mission Valley	01/06	San Diego, CA	Honda
Honda of Escondido	01/06	Escondido, CA	Honda
Jaguar Kearny Mesa	01/06	San Diego, CA	Jaguar
Kearny Mesa Acura	01/06	San Diego, CA	Acura
Mazda of Escondido	01/06	Escondido, CA	Mazda
Motorwerks BMW/MINI	05/06	Minneapolis, MN	BMW/MINI
Triangle Nissan del Oeste	07/06	Puerto Rico	Nissan
Cadillac of Turnersville	11/06	Turnersville, NJ	Cadillac
Landers Ford Lincoln Mercury	01/07	Benton, Arkansas	Ford, Lincoln, Mercury
Lexus of Edison	03/07	Edison, NJ	Lexus
Round Rock Toyota-Scion	04/07	Round Rock, TX	Toyota, Scion
Round Rock Hyundai	04/07	Round Rock, TX	Hyundai
Round Rock Honda	04/07	Round Rock, TX	Honda
Inskip MINI	05/07	Warwick, RI	MINI
Royal Palm Toyota-Scion	01/08	Royal Palm, FL	Toyota, Scion
smart center Bedford	01/08	Bedford, OH	smart
smart center Bloomfield	01/08	Bloomfield Hills, MI	smart
smart center Chandler	01/08	Chandler, AZ	smart
smart center Fairfield	01/08	Fairfield, CT	smart
smart center Round Rock	01/08	Round Rock, TX	smart
smart center San Diego	01/08	San Diego, CA	smart
smart center Tyson’s Corner	01/08	Tyson’s Corner, VA	smart
smart center Warwick	01/08	Warwick, RI	smart
Bingham Toyota	04/08	Clovis, CA	Toyota Scion
Peter Pan BMW	07/08	San Mateo, CA	BMW

Outside the U.S.
Sytner Sunningdale	01/06	Berkshire, England	BMW, MINI, Rolls Royce
Guy Salmon Jaguar Land Rover Ascot	01/06	Berkshire, England	Jaguar, Land Rover
Guy Salmon Jaguar Land Rover Gatwick	01/06	West Sussex, England	Jaguar, Land Rover
Guy Salmon Jaguar Land Rover Maidstone	01/06	Kent, England	Jaguar, Land Rover
Guy Salmon Land Rover Portsmouth	01/06	Portsmouth, England	Land Rover
Honda Redhill	01/06	Surrey, England	Honda
Sytner Coventry	01/06	West Midlands, England	BMW, MINI
Lamborghini Birmingham	06/06	Birmingham, England	Lamborghini
Lamborghini Edinburgh	06/06	Edinburgh, Scotland	Lamborghini
Kings Chrysler Newcastle	08/06	Newcastle, England	Chrysler, Jeep, Dodge
Kings Chrysler Stockton	08/06	Stockton-on-Tees, England	Chrysler, Jeep, Dodge
Mercedes-Benz of Carlisle	08/06	Cumbria, England	Mercedes-Benz
Mercedes-Benz of Newcastle	08/06	Newcastle, England	Mercedes-Benz
Mercedes-Benz of Teesside	08/06	Stockton-on-Tees, England	Mercedes-Benz
Mercedes-Benz of Sunderland	08/06	Sunderland, England	Mercedes-Benz
Sytner Cardiff	08/06	South Glamorgan, Wales	BMW/MINI
Sytner Birmingham	08/06	West Midlands, England	BMW/MINI
Sytner Newport	08/06	Newport, South Wales	BMW/MINI
Sytner Sutton	08/06	West Midlands, England	BMW/MINI
Sytner Oldbury	08/06	West Midlands, England	BMW/MINI
Audi Leicester	06/07	Leicester, England	Audi
Audi Nottingham	06/07	Nottingham, England	Audi
Toyota World Solihull	09/07	West Midlands, England	Toyota
Maranello Ferrari Egham	10/07	Surrey, England	Ferrari, Maserati
Audi Derby	04/08	Derby, England	Audi
Bentley Leicester	05/08	Leicester, England	Bentley
Bentley Norwich	05/08	Norfolk, England	Bentley
Gatwick Honda	06/08	West Sussex, England	Honda
Penske Sportwagenzentrum	07/08	Mannheim, Germany	Porsche
Huddersfield Audi	12/08	West Yorkshire, England	Audi
Huddersfield SEAT	12/08	West Yorkshire, England	SEAT
Harrogate Volkswagen	12/08	West Yorkshire, England	Volkswagen
Huddersfield Volkswagen	12/08	West Yorkshire, England	Volkswagen
Leeds Volkswagen	12/08	West Yorkshire, England	Volkswagen

In 2008 and 2007, we disposed of 26 and 21 dealerships, respectively, that we believe were not integral to our strategy or operations. We expect to continue to pursue acquisitions, selected dispositions and related transactions in the future.
Dealership Operations
Franchises. The following charts reflect our franchises by location and our dealership mix by franchise as of February 1, 2009:

Location	Franchises
Arizona	19
Arkansas	14
California	23
Connecticut	5
Florida	8
Georgia	4
Indiana	2
Michigan	7
Minnesota	2
Nevada	2
New Jersey	19
New York	4
Ohio	6
Puerto Rico	15
Rhode Island	11
Tennessee	2
Texas	8
Virginia	5

Total United States	156
United Kingdom	137
Germany	11

Total Foreign	148

Total Worldwide	304

Franchises	U.S.	Non-U.S.	Total
Toyota/Lexus/Scion	39	13	52
BMW/MINI	12	30	42
Mercedes-Benz/smart	15	20	35
Honda/Acura	27	2	29
Chrysler/Jeep/Dodge	9	15	24
Jaguar/Land Rover	3	19	22
Audi	7	12	19
Ferrari/Maserati	6	10	16
Ford/Mazda/Volvo	9	3	12
Porsche	5	5	10
General Motors	9	—	9
Bentley	2	6	8
Nissan/Infiniti	7	—	7
Others	6	13	19

Total	156	148	304

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
New Vehicle Retail Sales. In 2008, we sold 171,872 new vehicles which generated 56.9% of our retail revenue and 28.0% of our retail gross profit. We sell forty brands of domestic and import family, sports and premium cars, light trucks and sport utility vehicles through 304 franchises in 17 U.S. states, Puerto Rico, the U.K. and Germany. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relations with the automotive manufacturers, based in part on our long-term presence in the automotive retail market, our commitment to providing premium facilities, the reputation of our management team and the consistent high sales volume from our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales. In 2008, we sold 101,769 used vehicles, which generated 27.2% of our retail revenue and 12.3% of our retail gross profit. We acquire used vehicles from various sources, including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us and lease expirations or terminations. Leased vehicles returned at the end of the lease provide us with low mileage, late model vehicles for our used vehicle sales operations. We clean, repair and recondition all used vehicles we acquire for resale. We believe we may benefit from the opportunity to retain used vehicle retail customers as service and parts customers.
To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. We have also recently implemented additional initiatives designed to enhance our used vehicles sales and have stocked additional low-mileage late model vehicles at a lower price point in response to recent economic conditions. Several of our dealerships have also implemented software tools which assist in procuring and selling used vehicles. Through our scale in many markets, we have also implemented closed-bid auctions that allow us to bring a large number of vehicles we do not intend to retail to a central market for other dealers or wholesalers to purchase. In the U.K., we also offer used vehicles for wholesale via an online auction. We believe these strategies have resulted in greater operating efficiency and helped to reduce costs associated with maintaining optimal inventories.
Vehicle Finance, Extended Service and Insurance Sales. Finance and insurance sales represented 2.5% of our retail revenue and 14.9% of our retail gross profit in 2008. At our customers’ option, our dealerships can arrange third-party financing or leasing for our customers’ vehicle purchases. We typically receive a portion of the cost of financing or leasing paid by the customer for each transaction as compensation. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee income we receive absent a breach of our agreement with the third party finance or leasing company. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations. We also impose limits on the amount of revenue per transaction we may receive from certain finance products as part of our compliance efforts. We also offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), lease “wear and tear” insurance and theft protection products. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Similar to finance transactions, we are subject to chargebacks relating to fees earned in connection with the sale of certain extended protection products. We also offer for sale other aftermarket products, including satellite radio service, cellular phones, security systems and protective coatings. We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers the complete range of finance, insurance, protection, and other aftermarket products in a transparent manner.
Service and Parts Sales. Service and parts sales represented 13.4% of our retail revenue and 44.8% of our retail gross profit in 2008. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from our increased service capacity and the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today’s automobiles.
A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience for our customers. We also operate 25 collision repair centers, each of which is operated as an integral part of our dealership operations.
Internet Presence. We believe the majority of our customers will consult the Internet for new and used automotive information. In order to attract customers and enhance our customer service, each of our dealerships maintains its own website. Our corporate website, www.penskeautomotive.com, provides a link to each of our dealership websites allowing consumers to source information and communicate directly with our dealerships locally. In the U.S. and U.K., all of our dealership websites are presented in common formats (except where otherwise required by manufacturers) which helps to minimize costs and provide a consistent image across dealerships. In addition, many automotive manufacturers’ websites provide links to our dealership websites and, in the U.K., manufacturers also provide a website for the dealership. Using our dealership websites, consumers can review our vehicle inventory and access detailed information relating to the purchase process, including photos, prices, promotions, specifications, reviews and tools to schedule service appointments. We believe these features make it easier for consumers to meet all of their automotive research needs.
Non-U.S. Operations. Sytner Group, our wholly-owned U.K. subsidiary, is one of the leading retailers of premium vehicles in the U.K. As of February 1, 2009, Sytner operated 137 franchises, representing more than twenty brands. Revenues attributable to Sytner Group for the years ended December 31, 2008, 2007 and 2006 were $4.1 billion, $4.6 billion and $3.3 billion, respectively.

The following is a list of all of our dealerships as of February 1, 2009:
U.S. DEALERSHIPS

ARIZONA	Mazda of Escondido	Hyundai of Turnersville
Acura North Scottsdale	Mercedes-Benz of San Diego	Lexus of Bridgewater
Audi of Chandler	Peter Pan BMW	Nissan of Turnersville
Audi North Scottsdale	Porsche of Stevens Creek	Toyota-Scion of Turnersville
Bentley Scottsdale	smart center San Diego	NEW YORK
BMW North Scottsdale	CONNECTICUT	Honda of Nanuet
Bugatti Scottsdale	Audi of Fairfield	Mercedes-Benz of Nanuet
Jaguar North Scottsdale	Honda of Danbury	Westbury Toyota-Scion
Land Rover North Scottsdale	Mercedes-Benz of Fairfield	OHIO
Lexus of Chandler	Porsche of Fairfield	Honda of Mentor
Mercedes-Benz of Chandler	smart center Fairfield	Infiniti of Bedford
MINI North Scottsdale	FLORIDA	Mercedes-Benz of Bedford
Porsche North Scottsdale	Central Florida Toyota-Scion	smart center Bedford
Rolls-Royce Scottsdale	Royal Palm Mazda	Toyota-Scion of Bedford
Scottsdale Aston Martin	Palm Beach Toyota-Scion	RHODE ISLAND
Scottsdale Ferrari Maserati	Royal Palm Toyota-Scion	Inskip Acura
Scottsdale Lexus	Royal Palm Nissan	Inskip Audi
smart center Chandler	GEORGIA	Inskip Autocenter (Mercedes-Benz)
Tempe Honda	Atlanta Toyota-Scion	Inskip Bentley Providence
Volkswagen North Scottsdale	Honda Mall of Georgia	Inskip BMW
ARKANSAS	United BMW of Gwinnett	Inskip Infiniti
Acura of Fayetteville	United BMW of Roswell	Inskip Lexus
Chevrolet/HUMMER of Fayetteville	INDIANA	Inskip MINI
Honda of Fayetteville	Penske Chevrolet	Inskip Nissan
Landers Chevrolet HUMMER	Penske Honda	Inskip Porsche
Landers Chrysler Jeep Dodge	MICHIGAN	smart center Warwick
Landers Ford Lincoln Mercury	Honda Bloomfield	TENNESSEE
Toyota-Scion of Fayetteville	Rinke Cadillac	Wolfchase Toyota-Scion
CALIFORNIA	Rinke Toyota-Scion	TEXAS
Acura of Escondido	smart center Bloomfield	BMW of Austin
Aston Martin of San Diego	Toyota-Scion of Waterford	Goodson Honda North
Audi Escondido	MINNESOTA	Goodson Honda West
Audi Stevens Creek	Motorwerks BMW/MINI	Round Rock Honda
Bingham Toyota Scion	NEW JERSEY	Round Rock Hyundai
BMW of San Diego	Acura of Turnersville	Round Rock Toyota-Scion
Capitol Honda	BMW of Turnersville	smart center Round Rock
Honda Mission Valley	Chevrolet HUMMER Cadillac of	VIRGINIA
Honda North	Turnersville	Aston Martin of Tysons Corner
Honda of Escondido	BMW of Tenafly	Audi of Tysons Corner
Jaguar Kearny Mesa	Lexus of Edison	Mercedes-Benz of Tysons Corner
Kearny Mesa Acura	Ferrari Maserati of Central New Jersey	Porsche of Tysons Corner
Kearny Mesa Toyota-Scion	Gateway Toyota-Scion	smart center Tysons Corner
Lexus Kearny Mesa	Honda of Turnersville
Los Gatos Acura	Hudson Nissan
Marin Honda	Hudson Toyota-Scion

NON-U.S. DEALERSHIPS

UNITED KINGDOM
Audi	Ferrari/Maserati	Mercedes-Benz of Sunderland
Audi Leicester	Ferrari Classic Parts	Mercedes-Benz of Weston-Super-Mare
Audi Nottingham	Graypaul Edinburgh	Mercedes-Benz/smart of Bristol
Bradford Audi	Graypaul Nottingham	Mercedes-Benz/smart of Milton Keynes
Harrogate Audi	Maranello Egham Ferrari/Maserati	Mercedes-Benz/smart of New Castle
Leeds Audi	Honda	Mercedes-Benz/smart of Teesside
Mayfair Audi	Honda Gatwick	Porsche
Reading Audi	Honda Redhill	Porsche Centre Edinburgh
Slough Audi	Jaguar/Land Rover	Porsche Centre Glasgow
Wakefield Audi	Guy Salmon Jaguar Coventry	Porsche Centre Mid-Sussex
West London Audi	Guy Salmon Jaguar/Land Rover Ascot	Porsche Centre Silverstone
Bentley	Guy Salmon Jaguar/Land Rover Gatwick	Rolls-Royce
Bentley Birmingham	Guy Salmon Jaguar/Land Rover Maidstone	Rolls-Royce Motor Cars Manchester
Bentley Edinburgh	Guy Salmon Jaguar/Land Rover Thames	Rolls-Royce Motor Cars Sunningdale
Bentley Leicester	Ditton	Saab
Bentley Manchester	Guy Salmon Jaguar Northampton	Oxford Saab
Bentley Norwich	Guy Salmon Jaguar Oxford	Toyota
BMW/MINI	Guy Salmon Land Rover Knutsford	Toyota World Birmingham
Sytner Birmingham	Guy Salmon Land Rover Leeds	Toyota World Bridgend
Sytner Cardiff	Guy Salmon Land Rover Portsmouth	Toyota World Bristol
Sytner Central	Guy Salmon Land Rover Sheffield	Toyota World Bristol Central
Sytner Chigwell	Guy Salmon Land Rover Stockport	Toyota World Cardiff
Sytner Coventry	Guy Salmon Land Rover Stratford-upon-Avon	Toyota World Newport
Sytner Docklands	Guy Salmon Land Rover Wakefield	Toyota World Solihull
Sytner Harold Wood	Lamborghini	Toyota World Tamworth
Sytner High Wycombe	Lamborghini Birmingham	Volvo
Sytner Leicester	Lamborghini Edinburgh	Tollbar Warwick
Sytner Newport	Lexus	GERMANY
Sytner Nottingham	Lexus Birmingham	Tamsen, Bremen (Aston Martin, Bentley, Ferrari,
Sytner Oldbury	Lexus Bristol	Maserati, Rolls-Royce)
Sytner Sheffield	Lexus Cardiff	Tamsen, Hamburg (Aston Martin, Ferrari,
Sytner Solihull	Lexus Leicester	Lamborghini, Maserati, Rolls-Royce)
Sytner Sunningdale	Lexus Milton Keynes	PUERTO RICO
Sytner Sutton	Mercedes-Benz/smart	Lexus de San Juan
Sytner Warley	Mercedes-Benz of Bath	Triangle Chrysler, Dodge, Jeep de Ponce
Chrysler/Jeep/Dodge	Mercedes-Benz of Bedford	Triangle Chrysler, Dodge, Jeep, Honda del Oeste
Kings Cheltenham &	Mercedes-Benz of Carlisle	Triangle Honda 65 de Infanteria
Gloucester	Mercedes-Benz of Cheltenham and Gloucester	Triangle Honda-Suzuki de Ponce
Kings Manchester	Mercedes-Benz of Cribbs Causeway	Triangle Mazda de Ponce
Kings Newcastle	Mercedes-Benz of Kettering	Triangle Nissan del Oeste
Kings Swindon	Mercedes-Benz of Newbury	Triangle Toyota-Scion de San Juan
Kings Teesside	Mercedes-Benz of Northampton

We also own approximately 50% of the following dealerships:

GERMANY	MEXICO
Aix Automobile (Toyota, Lexus)	Toyota de Aguascalientes
Audi Zentrum Aachen	Toyota de Lindavista
Autohaus Augsburg (Goeggingen) (BMW/MINI	Toyota de Monterrey
Autohaus Augsburg (Lechhausen) (BMW)
Autohaus Augsburg (Stadtmitte) (MINI)	U.S.
Autohaus Nix (Eschborn) (Toyota, Lexus)	Penske Wynn Ferrari Maserati (Nevada)
Autohaus Krings (Volkswagen)	MAX BMW Motorcycles (New Hampshire)
Autohaus Nix (Frankfurt) (Toyota, Lexus)	MAX BMW Motorcycles (New York)
Autohaus Nix (Offenbach) (Toyota, Lexus)
Autohaus Nix (Wachtersbach) (Toyota, Lexus)
Autohaus Piper (Volkswagen)
Autohaus Reisacher (Krumbach) (BMW)
Autohaus Reisacher (Memmingen) (BMW, MINI)
Autohaus Reisacher (Ulm) (BMW, MINI)
Autohaus Reisacher (Vöhringen) (BMW)
J-S Auto Park Stolberg (Volkswagen)
Lexus Forum Frankfort
TCD (Toyota)
Volkswagen Zentrum Aachen
Wolff & Meir (Volkswagen)
Zabka Automobile (Eschweiler) (Audi)
Zabka Automobile (Alsdorf) (Volkswagen)
Jacobs Automobile (Duren) (Volkswagen, Audi)
Jacobs Automobile (Geilenkirchen) (Volkswagen, Audi)
Management Information Systems
We consolidate financial, accounting and operational data received from our U.S. dealers through a private communications network. Dealership data is gathered and processed through individual dealer systems utilizing a common dealer management system licensed from a third party. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures. Our U.S. network allows us to extract and aggregate information from the system in a consistent format to generate consolidating financial and operational data. The system also allows us to access detailed information for each dealership individually, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze these dealerships’ results of operations and financial position so as to identify areas for improvement. Our technology and processes also enable us to quickly integrate dealerships or dealership groups we acquire in the U.S.
Our U.K. dealership financial, accounting and operational data is processed through a standard dealer management system licensed from a third party, except when otherwise required by the manufacturer. Financial and operational information is aggregated following U.S. policies and accounting requirements, and is reported in our U.S. reporting format to ensure consistency of results among our worldwide operations. Similar to the U.S., the U.K. technology and processes enable us to quickly integrate dealerships or dealership groups we acquire in the U.K.
Marketing
Our advertising and marketing efforts are focused at the local market level, with the aim of building our retail vehicle business, as well as repeat sales and service business. We utilize many different media for our marketing activities, including newspapers, direct mail, magazines, television, radio and the Internet. We also assist our local management in running special marketing events to generate sales. Automobile manufacturers supplement our local and regional advertising efforts through large advertising campaigns promoting attractive financing packages and other incentive programs they may offer. We believe that in some instances our scale has enabled us to obtain favorable terms from suppliers and advertising media, and should enable us to realize continued cost savings in marketing. In an effort to realize increased efficiencies, we are focusing on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for targeted marketing resources.

Agreements with Vehicle Manufacturers
Each of our dealerships operates under separate franchise agreements with the manufacturers of each brand of vehicle sold at that dealership. These agreements may contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. Typically, the dealership principal and/or the owner of a dealership may not be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s brand of vehicles and related parts and warranty services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brands at our dealerships.
Some of our franchise agreements expire after a specified period of time, ranging from one to six years. Manufacturers have generally not terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed without substantial cost. We currently expect the manufacturers to renew all of our franchise agreements as they expire. In addition, certain agreements may also limit the total number of dealerships of that brand that we may own in a particular geographic area and, in some cases, limit the total number of their vehicles that we may sell as a percentage of a particular manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. To date, we have reached the limit of the number of Lexus dealerships we may own in the U.S., and we have reached certain geographical limitations with certain manufacturers in the U.S., such that without negotiated modifications to the agreements we cannot acquire additional franchises of those brands in certain U.S. markets. Geographical limitations have historically had little impact on our ability to execute on our acquisition strategy.
Many of these agreements also grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership as well as other dealership assets and permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit required information to the manufacturer on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. In the U.S., these termination rights are subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. In the U.K., we operate without such local franchise law protection (see “Regulation” below).
Our agreements with manufacturers usually give the manufacturers the right, in some circumstances (including upon a merger, sale, or change of control of the company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships that sell the manufacturers’ brands. For example, our agreement with General Motors Corporation provides that, upon a proposed sale of 20% or more of our voting stock to any other person or entity (other than for passive investment) or another manufacturer, an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire all assets, properties and business of any General Motors dealership owned by us for fair value. In addition, General Motors has a right of first refusal if we propose to sell any of our General Motors dealerships to a third party. Some of our agreements with other major manufacturers contain provisions similar to the General Motors provisions. Some of the agreements also prohibit us from pledging, or impose significant limitations on our ability to pledge, the capital stock of some of our subsidiaries to lenders.
We are also party to a distributor agreement with smart gmbh, pursuant to which we are the exclusive distributor of the smart fortwo in the United States and Puerto Rico. The agreement governs all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements. The agreement expires on December 31, 2021, subject to early termination by either party subject to various conditions.
Competition
For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas. We do not have any cost advantage in purchasing new vehicles from manufacturers, and typically we rely on our premium facilities, advertising and merchandising, management experience, sales expertise, service reputation and the location of our dealerships to sell new vehicles. Each of our markets may include a number of well-capitalized competitors that also have extensive automobile dealership managerial experience and strong retail locations and facilities. In addition, we compete against dealerships owned by automotive manufacturers in some retail markets.

We compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles on the same terms as we do. Automotive dealers also face competition in the sale of new vehicles from on-line purchasing services and warehouse clubs. Due to lower overhead and sales costs, these companies may be willing to offer products at lower prices than franchised dealers.
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
With respect to arranging or providing financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions. We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, service stores and auto parts retailers in our parts operations. We believe that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer’s brands and models and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.
The automotive retail industry in the U.S. is currently served by franchised automotive dealerships, independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. Several other companies have established national or regional automotive retail chains. Additionally, vehicle manufacturers have historically engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealerships, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.
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
Employees and Labor Relations
As of December 31, 2008, we employed approximately 14,300 people, approximately 500 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.
Regulation
We operate in a highly regulated industry and a number of regulations affect our business of marketing, selling, financing and servicing automobiles. Under the laws of the jurisdictions in which we currently operate or into which we may expand, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include franchise laws and regulations, environmental laws and regulations (see “Environmental Matters” below), laws and regulations applicable to new and used motor vehicle dealers, as well as privacy, identity theft prevention, wage-hour, anti-discrimination and other employment practices laws.
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
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity and similar regulations, as well as, motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs and state attorneys general in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles.

In the U.S., we benefit from the protection of numerous state dealer laws that generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Europe generally does not have these laws and, as a result, our European dealerships operate without these protections. In Europe, rules limit automotive manufacturers “block exemption” to certain anti-competitive rules in regards to establishing and maintaining a retail network. As a result, existing manufacturer authorized retailers are able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the European Union, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on transfers of dealerships between existing franchisees within the European Union.
Environmental Matters
We are committed to full compliance with the multitude of environmental laws applicable to our business as an automotive retailer. We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, filters, transmission fluid, antifreeze, refrigerant, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
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
We may have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and comparable statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.
An expanding trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially as a result of legislation passed in 2007. Furthermore, in response to recent studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered at state and federal levels. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels in the United States could adversely affect demand for the vehicles that we sell.
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
In an effort to improve our operating costs and be responsible in the area of environmentally sustainable practice, we are pursuing many measures with respect to the design and construction of our dealerships. As a result of our efforts, our smart USA dealerships located in Connecticut and Michigan have obtained Leadership in Energy and Environmental Design (LEED) certifications. The United States Green Building Council (USGBC), an internationally recognized nonprofit organization, awards the prestigious LEED certification to buildings that have achieved an outstanding rating in energy efficiency and resource conservation in five categories, consisting of sustainable sites, water efficiency, energy and the atmosphere, material resources, and indoor environmental quality. Some of the green features of these dealerships are the incorporation of recyclable materials, low VOC paints and composite materials, wood products certified by the forest stewardship council (FSC), a non profit organization offering recommendations for management of the world’s forests, adherence to energy standards that exceed local code, and conservation of municipal water resources through specification of high efficiency fixtures.

Insurance
The automotive retail industry is subject to substantial risk of property loss due to the significant concentration of property values at dealership locations, including vehicles and parts. In addition, we are exposed to other potential liabilities arising out of our operations, including claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. As a result, we require significant levels of insurance covering a broad variety of risks.
We purchase insurance, including umbrella and excess insurance policies, subject to specified deductibles and significant loss retentions. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of purchasing insurance change. We are exposed to uninsured and underinsured losses that could have a material adverse effect on our results of operations, financial condition or cash flows. In certain instances, we post letters of credit to support our loss retentions and deductibles. We and Penske Corporation, which is our largest stockholder, have entered into a joint insurance agreement which provides that, with respect to our joint insurance policies (which includes our property policy), available coverage with respect to a loss shall be paid to each party as stipulated in the policies. In the event of losses by us and Penske Corporation that exceed the limit of liability for any policy or policy period, the total policy proceeds will be allocated based on the ratio of premiums paid. For information regarding our relationship with Penske Corporation, see Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions.”
Seasonality
Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, vehicle demand, and to a lesser extent demand for service and parts, is generally lower during the winter months than in other seasons, particularly in regions of the U.S. where dealerships may be subject to severe winters. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year, due primarily to vehicle registration practices in the U.K. In the U.K., vehicles sold after March 1 and September 1 of each year reflect a later date of sale, decreasing their perceived residual value resulting in a larger number of sales occurring in March and September of each year.
Available Information
For selected financial information concerning our various operating segments, see Note 16 to our consolidated financial statements included in Item 8 of this report. Our Internet website address is www.penskeautomotive.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You may also obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, Penske Automotive Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302 or by calling toll-free 1-866-715-528. The information on or linked to our website is not part of this document. We plan to disclose waivers, if any, for our executive officers or directors from our code of business ethics on our website.
We are incorporated in the state of Delaware and began dealership operations in October 1992. We submitted to the New York Stock Exchange its required annual CEO certification in 2008 without qualification and have filed all required certifications under section 302 of the Sarbanes-Oxley Act relating to 2008 as exhibits to this annual report on Form 10-K.

Item 1A. Risk Factors
Our business, financial condition, results of operations, cash flows, and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “projects,” “will,” “would,” and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Although we believe that the expectations, plans, intentions, and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:
Our business is susceptible to adverse economic conditions, including changes in consumer confidence, changes in fuel prices and reduced credit availability.
We believe that the automotive retail industry is influenced by general economic conditions, consumer confidence, personal discretionary spending, interest rates, fuel prices, weather conditions and unemployment rates. The worldwide automotive industry experienced significant operational and financial difficulties in 2008. The turbulence in worldwide credit markets and resulting decrease in the availability of financing and leasing alternatives for consumers hampered our sales efforts. Continued or further restricted credit availability could materially adversely affect our operations as many of our retail sales customers purchase vehicles using credit. In 2008, volatility in fuel prices impacted consumer preferences and caused dramatic swings in consumer demand for various vehicle models, which led to supply and demand imbalances. In addition, there was reduced consumer confidence and spending in the markets in which we operate, which we believe reduced customer traffic in our dealerships, particularly since September 2008. Continued adverse economic conditions will negatively affect our business.
Historically, unit sales of motor vehicles, particularly new vehicles, have been cyclical, fluctuating with general economic cycles. During periods of economic downturn, such as the latter half of 2008, new vehicle retail sales tend to experience periods of decline characterized by oversupply and weak demand. The automotive retail industry may continue to experience sustained periods of decline in vehicle sales in the future, which could materially adversely affect our results of operations, financial condition or cash flows.
Risks Relating to Automotive Manufacturers
Automotive manufacturers exercise significant control over our operations and we depend on them in order to operate our business.
Each of our dealerships operates under franchise agreements with automotive manufacturers or related distributors. We are dependent on these parties because, without a franchise agreement, we cannot operate a new vehicle franchise or perform manufacturer authorized warranty service.
Manufacturers exercise a great degree of control over the operations of our dealerships. For example, manufacturers can require our dealerships to meet specified standards of appearance, require individual dealerships to meet specified financial criteria such as the maintenance of a minimum of net working capital and for a minimum net worth, impose minimum customer service and satisfaction standards, restrict the use of manufacturers’ names and trademarks and consent to the replacement of the dealership principal.
Our franchise agreements may be terminated or not renewed by automotive manufacturers for a variety of reasons, including unapproved changes of ownership or management and other material breaches of the franchise agreements. We have, from time to time, not been compliant with various provisions of some of our franchise agreements. Our operations in the U.K. operate without local franchise law protection (see “Regulation” above), and we are aware of efforts by certain manufacturers not to renew their franchise agreements with certain other retailers in the U.K. Although we believe that we will be able to renew all of our existing franchise agreements at expiration, if any of our significant existing franchise agreements or a large number of franchise agreements are not renewed or the terms of any such renewal are materially unfavorable to us, our results of operations, financial condition or cash flows could be materially adversely affected. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements could also materially adversely affect our results of operations, financial condition or cash flows.

While U.S. franchise laws give us limited protection in selling a manufacturer’s product within a given geographic area, our franchise agreements do not give us the exclusive right to sell vehicles within a given area. In Europe, rules limit automotive manufacturers “block exemption” to certain anti-competitive rules in regards to establishing and maintaining a retail network. As a result, existing manufacturer authorized retailers are able, subject to manufacturer facility requirements, to relocate or add additional facilities throughout the European Union, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on transfers of dealerships between existing franchisees within the European Union. Changes to these rules adverse to us could materially adversely affect our results of operations, financial condition or cash flows.
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
Our success depends on the overall success of the line of vehicles that each of our dealerships sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities, reputation, management and labor relations. For 2008, BMW/MINI, Toyota/Lexus brands, Honda/Acura and Daimler brands accounted for 22%, 19%, 15% and 10%, respectively, of our total revenues. A significant decline in the sale of new vehicles manufactured by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could materially adversely affect our results of operations, financial condition or cash flows. No other manufacturer accounted for more than 10% of our total revenues for 2008.
Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us, especially if these events were to interrupt the supply of vehicles or parts to us. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur during periods of new product introductions, could lead to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may materially adversely affect our results of operations, financial condition or cash flows.
A restructuring of one of the U.S. based automotive manufacturers may adversely affect our operations, as well as the U.S. automotive sector as a whole.
U.S. based automotive manufacturers have been experiencing decreasing U.S. market share in recent years. Beginning in 2008, these manufacturers have experienced significant operational and financial distress, due in part to shrinking market share in the U.S. and the recent limitation in worldwide credit capacity. In 2008 and early 2009, certain of these manufacturers received support from the U.S. government in the form of loans, due in part to their admission of limited liquidity. While we have limited exposure to these manufacturers in terms of the percentage of our overall revenue, a restructuring of any one of them would likely lead to significant disruption to our dealerships that represent them, including, but not limited to, a loss of availability of new vehicle inventory, reduced consumer demand for vehicle inventory, the loss of funding for existing or future inventory, non payment of receivables due from that manufacturer, and/or the cancellation of our franchise agreement without cancellation of our underlying lease and other obligations. The restructuring of one of these manufacturers could also impact other automotive manufacturers and suppliers. We cannot reasonably predict the impact to the automotive retail environment of any such disruption, but believe it would be significant and adverse to the industry as a whole.

Since 1999, we have sold a number of U.S. brand automotive dealerships to third parties. As a condition to the sale, we have at times remained liable for the lease payments relating to the properties on which those franchises operate. The aggregate rent paid by the tenants on those properties in 2008 was approximately $7.0 million and, in aggregate, we guarantee or are otherwise liable for approximately $148.4 million of lease payments, including lease payments during available renewal periods. In the event of disruption to these franchises from a restructuring of the manufacturer or otherwise, we could be required to fulfill these obligations, which could materially adversely affect our results of operations, financial condition or cash flows.
The dislocation of worldwide credit markets has also resulted in an increase in the cost of capital for the captive finance companies associated with the U.S. based automotive manufacturers. Certain of these lenders have also received support from the U.S government in the form of loans. Those entities provide vehicle procurement financing for certain of our dealerships, which financings are due on demand. We had approximately $180.2 million of such financing outstanding with them as of December 31, 2008, consisting of $97.7 million with Ford Motor Credit, $55.5 million with GMAC, and $27.0 million with Chrysler Financial. In the event we are required to repay those loans prior to the sale of the underlying vehicle, we may not be able to raise capital for such repayment, in which case our results of operations, financial condition or cash flows could be materially, adversely impacted.
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
A number of manufacturers impose restrictions on the sale and transfer of our common stock. The most prohibitive restrictions provide that, under specified circumstances, we may be forced to sell or surrender franchises (1) if a competing automotive manufacturer acquires a 5% or greater ownership interest in us or (2) if an individual or entity that has a criminal record in connection with business dealings with any automotive manufacturer, distributor or dealer or who has been convicted of a felony acquires a 5% or greater ownership interest in us. Further, certain manufacturers have the right to approve the acquisition by a third party of 20% or more of our common stock, and a number of manufacturers continue to prohibit changes in ownership that may affect control of our company.
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
Risks Relating to our Acquisition Strategy
Growth in our revenues and earnings depends on our ability to acquire and successfully operate new dealerships.
We expect to acquire new dealerships, however, we cannot guarantee that we will be able to identify and acquire additional dealerships in the future. Moreover, acquisitions involve a number of risks, including:
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
Some manufacturers limit the total number of their dealerships that we may own in a particular geographic area and, in some cases, limit the total number of their vehicles that we may sell as a percentage of that manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. To date, we have reached the limit of the number of Lexus dealerships we may own in the U.S., and we have reached certain geographical limitations with certain manufacturers in the U.S., such that without negotiated modifications to the agreements we cannot acquire additional franchises of those brands in certain U.S. markets. If additional manufacturers impose or expand these types of restrictions, our acquisition strategy, results of operations, financial condition or cash flows could be materially adversely affected.
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
We also compete against automotive manufacturers in some retail markets, which may negatively affect our operating results, financial condition or cash flows. Some of our competitors may have greater financial, marketing and personnel resources and lower overhead and sales costs than us. We do not have any cost advantage over other franchised automotive dealerships when purchasing new vehicles from the automotive manufacturers.

In addition to competition for vehicle sales, our dealerships compete with franchised dealerships to perform warranty repairs and with other automotive dealers, independent service center chains, independent garages and others in connection with our non-warranty repair, routine maintenance and parts business. A number of regional or national chains offer selected parts and services at prices that may be lower than our dealerships’ prices. We also compete with a broad range of financial institutions in arranging financing for our customers’ vehicle purchases.
In addition, customers are using the Internet to compare pricing for cars and related finance and insurance services, which may reduce our profit margins on those lines of business. Some websites offer vehicles for sale over the Internet without being a franchised dealer, although they must currently source their vehicles from a franchised dealer. If new vehicle sales made over the Internet are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected. We could also be materially adversely affected to the extent that Internet companies acquire dealerships or ally themselves with our competitors’ dealerships.
The success of our distribution of the smart fortwo is directly impacted by availability and consumer demand for this vehicle.
We are the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The profitability of this business depends upon the number of vehicles we distribute, which in turn is impacted by consumer demand for this vehicle. We believe demand for the smart fortwo is subject to the same general economic conditions, consumer confidence, personal discretionary spending, interest rates and credit availability that impact the retail automotive industry generally. Because the smart fortwo is a vehicle with high fuel economy, future demand may be more responsive to changes in fuel prices than other vehicles. In the event sales of the smart fortwo are less than we expect, our related results of operations and cash flows may be materially adversely affected.
The smart fortwo is manufactured by Mercedes-Benz Cars at its Hambach, France factory. In the event of a supply disruption or if sufficient quantities of the smart fortwo are not made available to us, or if we accept vehicles and are unable to economically distribute those vehicles to the smart dealership network, our cash flows or results of operations may be materially adversely affected.
Our capital costs and our results of operations may be adversely affected by a rising interest rate environment.
We finance our purchases of new and, to a lesser extent, used vehicle inventory using floor plan financing arrangements under which we are charged interest at floating rates. In addition, we obtain capital for general corporate purposes, dealership acquisitions and real estate purchases and improvements under predominantly floating interest rate credit facilities. Therefore, excluding the potential mitigating effects from interest rate hedging techniques, our interest expenses will rise with increases in interest rates. Rising interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, including new and used vehicles sales, because many of our customers finance their vehicle purchases. As a result, rising interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could materially adversely affect our results of operations, financial condition or cash flows.
Our interest costs may also rise independent of general interest rates. For example, the dislocation of worldwide credit markets has resulted in an increase in the cost of capital for the captive finance subsidiaries that provide us financing for our inventory procurement. Certain of those companies have responded by increasing the cost of such financing to us. Materially increased interest costs could materially adversely affect our results of operations, financial condition or cash flows.
Our substantial indebtedness and lease commitments may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service, debt repayment and lease payments.
We have a substantial amount of indebtedness. As of December 31, 2008, we had approximately $1.5 billion of floor plan notes payable outstanding and $1.1 billion of total non-floor plan debt outstanding, including $375.0 million of convertible senior notes currently expected to be redeemed in April 2011. In addition, we have the ability to draw on unutilized debt capacity under our credit facilities.
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our dealerships properties and other facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under the leases, including extension periods we may exercise at our discretion and assuming constant consumer price indices, to be approximately $4.8 billion.

Our substantial debt and operating lease commitments could have important consequences. For example, they could:
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
Our ability to meet our lease and debt service and repayment obligations depends on our future performance, which will be impacted by general economic conditions and by financial, business and other competitive factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, the actions of competitors, regulatory developments and delays in implementing our growth strategies. Our ability to meet our debt and lease obligations may depend on our success in implementing our business strategies, and we may not be able to implement our business strategies or the anticipated results of our strategies may not be realized.
If our business does not generate sufficient cash flow from operations or future sufficient borrowings are not available to us, we may not be able to service or repay our debt or leases or to fund our other liquidity needs. In that event, we may have to delay or cancel acquisitions, sell equity securities, sell assets or restructure or refinance our debt. If we are unable to service or repay our debt or leases, we may not be able to pursue these options on a timely basis or on satisfactory terms or at all. In addition, the terms of our existing or future franchise agreements, agreements with manufacturers or debt agreements may prohibit us from adopting any of these alternatives.
Our inability to raise capital for the purchase of vehicle inventory or otherwise could adversely affect us.
We depend to a significant extent on our ability to finance the purchase of inventory in the form of floor plan financing. Floor plan financing is financing from a vehicle manufacturer or third party secured by the vehicles we sell. Our dealerships borrow money to buy a particular vehicle from the manufacturer and generally pay off the floor plan financing when they sell the particular vehicle, paying interest during the interim period. Our floor plan financing is secured by substantially all of the assets of our automotive dealership subsidiaries. Our remaining assets are pledged to secure our credit facilities. This may impede our ability to borrow from other sources.
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
We require substantial capital in order to acquire and renovate automotive dealerships. This capital might be raised through public or private financing, including through the issuance of debt or equity securities, sale-leaseback transactions and other sources. Availability under our credit agreements may be limited by the covenants and conditions of those facilities and we may not be able to raise additional funds. If we raise additional funds by issuing equity securities, dilution to then existing stockholders may result. If adequate funds are not available, we may be required to significantly curtail our acquisition and renovation programs, which could materially and adversely affect our growth strategy.
Our failure to comply with our debt and operating lease covenants could have a material adverse effect on our business, financial condition or results of operations.
Our U.S. credit agreement, U.K. credit agreement, and certain operating leases contain financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of the total due related to that debt or lease obligation. In addition, these agreements, as well as the indentures that govern our 7.75% notes and our 3.5% convertible notes, contain cross-default provisions such that a default under one agreement could result in a default under all of our significant financing and operating agreements. If a default and/or cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.

We depend on the performance of sublessees to offset costs related to certain of our lease agreements and if the sublessees don’t perform as expected, we could experience a material adverse effect on our business, financial condition or results of operations.
Since 1999, we have sold a number of dealerships to third parties. As a condition to the sale, we have at times remained liable for the lease payments relating to the properties on which those franchises operate. The aggregate rent paid by the tenants on those properties in 2008 was approximately $13.4 million and, in aggregate, we guarantee or are otherwise liable for approximately $218.7 million of lease payments, including lease payments during available renewal periods. We rely on the buyer of the franchise to pay the associated rent and maintain the property. In the event the buyer does not perform as expected (due to the buyer’s financial condition or other factors such as the market performance of the underlying vehicle manufacturer), we may not be able to recover amounts owed to us by the buyer. In this event, we could be required to fulfill these obligations, which could materially adversely affect our results of operations, financial condition or cash flows.
Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
The potential for sales of substantial amounts of our common stock in the public market may have a material adverse effect on our stock price. In addition, the amount of equity securities that we issue in connection with acquisitions could be significant and result in dilution to common shareholders or adversely effect our stock price. The majority of our outstanding shares are held by two shareholders, each of whom has registration rights that could result in a substantial number of shares being sold in the market. In addition, we have reserved a significant number of shares for issuance relating to our 3.5% convertible senior subordinated notes which, if issued, may result in substantial dilution to common shareholders or adversely effect our stock price. Finally, we have a significant amount of authorized but unissued shares that, if issued, could materially adversely effect our stock price.
Property loss, business interruptions or other liabilities at some of our dealerships could impact our results of operations.
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
We rely on the management information systems at our dealerships, which are licensed from third parties and are used in all aspects of our sales and service efforts, as well as in the preparation of our consolidating financial and operating data. These systems are principally provided by one supplier in the U.S. and one supplier in the U.K. To the extent these systems become unavailable to us for any reason, or if our relationship deteriorates with either of our two principal suppliers, our business could be significantly disrupted which could materially adversely affect our results of operations, financial condition and cash flow.
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
State dealer laws in the U.S. generally provide that an automotive manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without advance notice, an opportunity to cure, or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our U.S. dealerships to renew their franchise agreements upon expiration. Jurisdictions outside the U.S. generally do not have these laws and, as a result, operate without these protections.
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

In the U.S., we may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under federal and state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs to comply with such laws and regulations. Soil and groundwater contamination is known to exist at some of our current or former properties. In connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with dispositions of businesses, or dispositions previously made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material.
An expanding trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations and financial condition. Vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially as a result of legislation passed in 2007. Furthermore, in response to recent studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation to restrict greenhouse gas emissions is being considered at the state and federal level to reduce emissions of greenhouse gases. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for the vehicles that we sell. Environmental laws and regulations are complex and subject to change. Compliance with any new or more stringent laws or regulations, stricter interpretations of existing laws, or the future discovery of environmental conditions could require additional expenditures by us which could materially adversely affect our results of operations, financial condition or cash flows.
Our principal stockholders have substantial influence over us and may make decisions with which you disagree.
Penske Corporation through various affiliates beneficially owns 40% of our outstanding common stock. In addition, Penske Corporation and its affiliates have entered into a stockholders agreement with our second largest stockholder, Mitsui & Co., Ltd. and one of its affiliates, pursuant to which they have agreed to vote together as to the election of our directors. Collectively, these two groups beneficially own 57% of our outstanding stock. As a result, these persons have the ability to control the composition of our board of directors and therefore they may be able to control the direction of our affairs and business. This concentration of ownership, as well as various provisions contained in our agreements with manufacturers, our certificate of incorporation and bylaws and the Delaware General Corporation Law, could have the affect of discouraging, delaying or preventing a change in control of us or unsolicited acquisition proposals. These provisions include the stock ownership limits imposed by various manufacturers and our ability to issue “blank check” preferred stock and the “interested stockholder” provisions of Section 203 of the Delaware General Corporation Law.
Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.
Some of our executive officers also hold executive positions at other companies affiliated with our largest stockholder. Roger S. Penske, our Chairman and Chief Executive Officer, is also Chairman and Chief Executive Officer of Penske Corporation, a diversified transportation services company. Robert H. Kurnick, Jr., our President and a director, is also President of Penske Corporation and Hiroshi Ishikawa, our Executive Vice President — International Business Development and a director, serves in a similar capacity for Penske Corporation. Much of the compensation of these officers is paid by Penske Corporation and not by us, and while these officers have historically devoted a substantial amount of their time to our matters, these officers are not required to spend any specific amount of time on our matters. Furthermore, one of our directors, Richard J. Peters serves as a director of Penske Corporation. In addition, Penske Corporation owns Penske Motor Group, a privately held automotive dealership company with operations in southern California. Periodically, we have sold real property and improvements to AGR, a wholly-owned subsidiary of Penske Corporation, which we have then leased. Due to their relationships with these related entities, Messrs. Ishikawa, Kurnick, Penske, and Peters may have a conflict of interest in making any decision related to transactions between their related entities and us, or with respect to allocations of corporate opportunities.

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
If our operations outside the U.S. fail to perform as expected, we will be adversely impacted. In addition, our results of operations and financial position are reported in the local currency and are then translated into U.S. dollars at applicable foreign currency exchange rates for inclusion in our consolidated financial statements. As exchange rates fluctuate, particularly between the U.S. and U.K., our results of operations as reported in U.S. dollars will fluctuate. For example, if the U.S. dollar were to strengthen against the U.K. pound, our U.K. results of operations would translate into less U.S. dollar reported results.
Our investments in joint ventures subject us to additional business risks, including the potential for future impairment charges if the joint ventures do not perform as expected.
We have invested in a variety of joint ventures, including retail automotive operations in Germany and Mexico and a 9% limited partnership interest in Penske Truck Leasing (“PTL”). The net book value of our retail automotive joint venture investments and PTL was $56.3 million and $227.5 million, respectively, as of December 31, 2008. We expect to receive future operating distributions from our joint venture investments and to realize U.S tax savings as a result of the investment in PTL. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial or regulatory requirements, changes in the financial health of the joint venture customers, labor strikes or work stoppages, lower asset utilization rates or industry competition negatively impact the results of the joint venture operations. In addition, if the business does not perform as expected, we may recognize an impairment charge on our statement of income which could be material and which could adversely affect our financial results for the periods in which any charge occurs.
We may write down the value of our goodwill or franchises which could have a material adverse impact on our results of operations and stockholders’ equity.
In the fourth quarter of 2008, we recorded a $606.3 million pre-tax goodwill impairment charge and a $37.1 million pre-tax franchise value impairment charge. As a result, we have an aggregate of $974.6 million of goodwill and franchise value on our consolidated balance sheet as of December 31, 2008. These intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. If the growth assumptions embodied in our 2008 impairment test prove inaccurate, we may incur incremental impairment charges. In particular, a decline of 10% or more in the estimated fair market value of our U.K. reporting unit or a decline in the market value of our common stock compared to its value as of December 31, 2008 would likely yield a further significant write down of the goodwill attributable to our U.K. reporting unit. The net book value of the goodwill attributable to the U.K. reporting unit as of December 31, 2008 is approximately $306.0 million, a substantial portion of which would likely be written off if step one of the impairment test indicates impairment. If we experienced such a decline in our other reporting units, we would not expect to incur significant goodwill impairment charges. However, a 10% reduction in the estimated fair value of our franchises would result in incremental franchise value impairment charges of approximately $10.0 million. Any such impairment losses could materially adversely affect our shareholders’ equity and other results of operations.
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
Item 4. Submission of Matters to a Vote of Security-Holders
No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 15, 2009, there were approximately 245 holders of record of our common stock. The following table shows the high and low per share sales prices of our common stock as reported on the New York Stock Exchange Composite Tape for each quarter of 2008 and 2007, as well as the per share dividends paid in each quarter.

	High	Low	Dividend
2007:
First Quarter	$24.62	$20.17	$0.07
Second Quarter	22.51	19.39	0.07
Third Quarter	22.92	18.81	0.07
Fourth Quarter	22.57	17.33	0.09
2008:
First Quarter	$20.56	$13.57	$0.09
Second Quarter	22.51	14.67	0.09
Third Quarter	23.58	10.51	0.09
Fourth Quarter	11.54	5.04	0.09
Dividends. In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant by the Board of Directors. Our U.S. credit agreement and the indenture governing our 7.75% senior subordinated notes each contain certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. In addition, pursuant to the automobile franchise agreements to which our dealerships are subject, all dealerships are required to maintain a certain amount of working capital or net worth, which could limit our subsidiaries’ ability to pay us dividends.
The table below sets forth information with respect to shares of common stock we repurchased during the fourth fiscal quarter of 2008.

			Total Number of
			Shares Purchased as	Approximate Dollar Value of
		Avg. Price	Part of Publicly	Shares That May Yet Be
	Total Number of	Paid Per	Announced	Purchased Under The
Period	Shares Purchased	Share	Programs	Programs (in millions)(1)(2)

November 1, 2008 to November 31, 2008	450,000	$8.00	450,000	$96.3

	450,000		450,000

(1)
On February 19, 2008, we announced that our Board of Directors approved a stock repurchase program for up to $150 million in shares of our common stock, $53.7 million of which has been repurchased by us in the open market and in privately negotiated transactions as of December 31, 2008. This program does not have an expiration date.

(2)
Future share repurchases are subject to limitations contained in our U.S. credit agreement and the 7.75% senior subordinated notes indenture. As of December 31, 2008, we had availability to repurchase the full amount remaining under the program. For a further discussion of factors we will consider in deciding whether to repurchase shares in the future, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Share Repurchases and Dividends.”

SHARE INVESTMENT PERFORMANCE
The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2003 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors Inc. and Sonic Automotive Inc. The graph assumes the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
Penske Automotive Group, Inc.	100.00	95.94	125.59	156.72	117.72	53.27
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	101.17	111.70	123.07	81.71	40.64

Item 6. Selected Financial Data
The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2008, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting, pursuant to which our financial statements include the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily indicative of our future results. During the periods presented, we also sold certain dealerships which have been treated as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2008(1)	2007(2)	2006	2005(3)	2004(4)
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$11,646.3	$12,792.1	$10,956.9	$9,391.7	$8,316.4
Gross profit	$1,791.8	$1,898.9	$1,659.7	$1,429.0	$1,241.4
(Loss) income from continuing operations	$(403.6)	$127.0	$131.7	$117.2	$108.8
Net (loss) income	$(411.9)	$127.7	$124.7	$119.0	$111.7
Diluted (loss) earnings per share from continuing operations	$(4.33)	$1.34	$1.40	$1.25	$1.19
Diluted (loss) earnings per share	$(4.42)	$1.35	$1.32	$1.27	$1.22
Shares used in computing diluted share data	93.2	94.6	94.2	93.9	91.2
Balance Sheet Data:
Total assets	$3,963.2	$4,668.6	$4,469.8	$3,594.2	$3,532.8
Total floor plan notes payable	$1,480.2	$1,535.7	$1,153.7	$1,068.1	$1,024.9
Total debt (excluding floor plan notes payable)	$1,099.2	$844.6	$1,182.1	$580.2	$586.3
Total stockholders’ equity	$783.7	$1,421.5	$1,295.7	$1,145.7	$1,075.0
Cash dividends per share	$0.36	$0.30	$0.27	$0.23	$0.21

(1)
Includes charges of $661.9 million ($505.2 million after-tax), or $5.42 per share, including $643.5 million ($493.1 million after-tax), or $5.29 per share, relating to goodwill and franchise asset impairments, as well as, an additional $18.4 million ($12.0 million after-tax), or $0.13 per share, of dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike.

(2)
Includes charges of $18.6 million ($12.3 million after-tax), or $0.13 per share, relating to the redemption of the $300.0 million aggregate amount of 9.625% Senior Subordinated Notes and $6.3 million ($4.5 million after-tax), or $0.05 per share, relating to impairment losses.

(3)
Includes $8.2 million ($5.2 million after-tax), or $0.06 per share, of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at our dealerships from 2001 through 2005.

(4)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Item 1A. Risk Factors.” We have acquired a number of dealerships since inception. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through December 31, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of December 31, 2008, we owned and operated 156 franchises in the U.S. and 148 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands with 96% of our total revenue in 2008 generated from brands of non-U.S. based manufacturers, including sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche which represented 65% of our total revenue. As a result, we have the highest concentration of revenues from brands of non-U.S. based manufacturers among the U.S. publicly-traded automotive retailers. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 64% of our revenues generated from operations in the U.S. and 36% generated from our operations outside the U.S. (predominately in the U.K.).
We are, through smart Distributor USA, LLC, a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40-plus miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. smart USA has certified a network of 75 smart dealerships in 35 states, of which eight are owned and operated by us. The smart fortwo offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe and BRABUS cabriolet with base prices ranging from $11,990 to $20,990. smart USA wholesaled approximately 27,000 smart fortwo vehicles in 2008.
In June 2008, we acquired a 9% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation (collectively, “GE Capital”) in exchange for $219.0 million. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 40% of PTL. The remaining 51% of PTL is owned by GE Capital. We expect to receive annual pro-rata cash distributions of partnership profits and realize U.S. cash tax savings from this investment.
Outlook
The worldwide automotive industry experienced significant operational and financial difficulties in 2008. The turbulence in worldwide credit markets and resulting decrease in the availability of financing and leasing alternatives for consumers hampered our sales efforts. In addition, there was reduced consumer confidence and spending in the markets in which we operate, which we believe reduced customer traffic in our dealerships, particularly since September 2008. Rapid changes in fuel prices also resulted in rapid changes in consumer preferences and demand, which negatively impacted vehicle retail sales. We expect our business to remain significantly impacted by economic conditions in 2009.
Market conditions have also negatively impacted vehicle manufacturers. In particular, the U.S. based automotive manufacturers have experienced critical operational and financial distress, due in part to shrinking market share in the U.S. and the recent limitation in worldwide credit capacity. In 2008 and early 2009, certain U.S. based manufacturers received support from the U.S. government in the form of loans, due in part to their admission of limited liquidity. While we have limited exposure to these manufacturers as a percentage of our overall revenue, a restructuring of any one of them would likely lead to significant disruption to the automotive supply chain and to our dealerships that represent those manufacturers, and could possibly also impact other automotive manufacturers and suppliers. We cannot reasonably predict the impact to the automotive retail environment of any such disruption.
In addition, the turbulence in worldwide credit markets has resulted in an increase in the cost of capital for the captive finance subsidiaries that provide us financing for our inventory procurement. Interest rates under our inventory borrowing arrangements are variable and based on changes in the prime rate, defined LIBOR or the Euro Interbank Offer Rate (the “base rate”), plus a spread that varies by lender. While the base rate under these arrangements are generally lower due to government actions designed to spur liquidity and bank lending activities, certain of our lenders raised the spread charged to us, or have established minimum lending rates. These increases became effective in late 2008 and early 2009, and varied between 50 and 250 basis points. Due to these relative increases, we do not expect to realize the full benefit of the lower base rates expected in 2009 compared to 2008. The increases levied by lenders to date would result in $5.8 million of incremental floorplan interest expense based on average outstanding balances during 2008.

In response to the challenging operating environment, we have undertaken significant cost saving initiatives. In 2008, we eliminated approximately 1,400 positions, representing approximately 10.0% of our worldwide workforce, and amended pay plans for certain other employees to better align our workforce for current business levels and to reduce compensation expense generally. Other cost curtailment initiatives include a reduction in advertising activities, a suspension of matching contributions to our defined contribution plan in the U.S., and the suspension of our quarterly cash dividends to stockholders. Our Chief Executive Officer and President also announced that they will each forgo all bonus amounts payable under their 2008 management incentive plans, and our Board of Directors has elected to forgo approximately 25% of its annual cash fee relating to 2008. We will continue to monitor the business climate, and take such further actions as needed to respond to business conditions.
Operating Overview
New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, fees for facilitating the sale of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, the sale of replacement parts and the sale of aftermarket accessories. During 2008, we experienced a decline on a same store basis of new and used vehicle unit sales, coupled with a corresponding decrease in finance and insurance revenues. Our same store service and parts business also experienced a decline during the second half of the year, although less so than vehicle sales. We expect a continuation of this difficult operating environment in 2009.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as customer demand, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin. During 2008, we experienced margin declines relating to our new and used vehicle sales, and we expect this margin pressure to continue in 2009. Beginning in the fourth quarter, the economic factors described above caused deterioration in the margins realized in our service and parts operations.
Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends. We believe our selling, general and administrative expenses for compensation and advertising will decrease in 2009, due in part to lower vehicle sales volumes, coupled with the cost savings initiatives outlined above. However, our rent expense is expected to grow as a result of cost of living indexes outlined in our lease agreements. As outlined in “Outlook” above, we will continue to monitor the business climate, and take such further actions as needed to respond to business conditions.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is typically based on benchmark lending rates, which are based in large part upon national inter-bank lending rates set by local governments. During the latter part of 2008, such benchmark rates were significantly reduced as a result of government actions designed to spur liquidity and bank lending activities. As a result, we expect that our cost of capital on variable rate indebtedness will decline at least during a portion of 2009. However, the significance of this decrease is expected to be limited somewhat by the increases in rate spreads being charged by our vehicle finance partners outlined in “Outlook” above.
Equity in earnings of affiliates represents our share of the earnings relating to investments in joint ventures and other non-consolidated investments, notably PTL. It is our expectation that the external factors outlined above will similarly impact these businesses in 2009.
Under an arrangement which terminated at the end of 2008, we and Sirius Satellite Radio Inc. (“Sirius”) agreed to jointly promote Sirius Satellite Radio service. As compensation for our efforts, we received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that were earned ratably on an annual basis through January 2009. We measured the fair value of the warrants earned ratably on the date they were earned as there were no significant disincentives for non-performance. We also had the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified brands through December 31, 2007. We earned warrants for 189,300 and 1,269,700 during the years ended December 31, 2007 and 2006, respectively. Since we could not reasonably estimate the number of warrants that were earned subject to the sale of units, the fair value of these warrants was recognized when they were earned. Based on the value of Sirius stock on December 31, 2008, we do not expect to receive any further value for the unexercised warrants we achieved under this arrangement, which expire on July 5, 2009.

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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the years ended December 31, 2008, 2007 and 2006, we earned $323.6 million, $342.5 million and $266.2 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $316.1 million, $335.9 million and $259.7 million was recorded as a reduction of cost of sales.
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

Impairment Testing
Franchise value impairment is assessed as of October 1 every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amounts and estimated fair values. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized up to that excess. We also evaluate our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support its assessment that the franchise has an indefinite life. As discussed in Note 7, we determined that the carrying value relating to certain of our franchise rights as of December 31, 2008 was impaired and recorded a pre-tax non-cash impairment charge of $37.1 million.
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment, which are organized by geography, are components that are aggregated into five reporting units as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Accordingly, our operating segments are also considered our reporting units for the purpose of goodwill impairment testing relating to our Retail segment. There is no goodwill recorded in our Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed the estimated fair value. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to that excess. As discussed in Note 7, we determined that the carrying value of goodwill as of December 31, 2008 relating to certain reporting units was impaired and recorded a pre-tax non-cash impairment charge of $606.3 million.
The fair values of franchise rights and goodwill are determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital.
Investments
Investments include marketable securities and investments in businesses accounted for under the equity method. A majority of our investments are in joint venture relationships that are more fully described in “Joint Venture Relationships” below. Such joint venture relationships are accounted for under the equity method, pursuant to which we record our proportionate share of the joint venture’s income each period. In June 2008, we acquired a 9% limited partnership interest in PTL for $219.0 million from GE Capital.
Investments in marketable securities held by us are typically classified as available for sale and stated at fair value, determined by the use of Level 1 inputs as described under SFAS No. 157, on our balance sheet with unrealized gains and losses included in other comprehensive income (loss), a separate component of stockholders’ equity.
The net book value of our investments was $297.8 million and $64.4 million as of December 31, 2008 and 2007, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment were to be identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. During 2007, we recorded an adjustment to the carrying value of our investment in Internet Brands to recognize an other than temporary impairment of $3.4 million which became apparent upon their initial public offering. As a result of continued deterioration in the value of the stock, the Company recorded an additional other than temporary impairment charge of $0.5 million during the fourth quarter of 2008.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, director’s and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $19.2 million and $12.8 million as of December 31, 2008 and 2007, respectively. Changes in the reserve estimate during 2008 relate primarily to the inclusion of additional participants in our employee medical benefit plans, reserves for current year activity and changes in loss experience in our historical employee medical, general liability and workers compensation programs.

Income Taxes
Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $3.4 million has been recorded relating to net operating losses and credit carryforwards in the U.S. based on our determination that it is more likely than not that they will not be utilized.
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
New Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS No. 157 required by SFAS No. 159 were adopted as of January 1, 2008. SFAS No. 157 thus became effective for our non-financial assets and liabilities on January 1, 2009. We continue to evaluate the impact of this pronouncement on our non-financial assets and liabilities, including but not limited to, the valuation of our reporting units for the purpose of assessing goodwill impairment, the valuation of our franchise rights in connection with assessing franchise value impairments, the valuation of property and equipment in connection with assessing long-lived asset impairment, the valuation of liabilities in connection with exit or disposal activities, and the valuation of assets acquired and liabilities assumed in business combinations.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” permits entities to choose to measure many financial instruments and certain other items at fair value and consequently report unrealized gains and losses on such items in earnings. We did not elect the fair value option with respect to any of our current financial assets or financial liabilities when the provisions of this pronouncement became effective on January 1, 2008. As a result, there was no impact upon the adoption.
SFAS No. 141(R) “Business Combinations” requires almost all assets acquired and liabilities assumed in connection with a business combination to be recorded at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition related costs to be expensed as incurred. The pronouncement also clarifies the accounting under various scenarios such as step purchases or in situations in which the fair value of assets and liabilities acquired exceeds the total consideration. SFAS No. 141(R) became effective for us on January 1, 2009.
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” clarifies that a noncontrolling interest in a subsidiary must be measured at fair value and classified as a separate component of equity. This pronouncement also outlines the accounting for changes in a parent’s ownership in a subsidiary. SFAS No. 160 became effective for us on January 1, 2009 and will require us to reclassify our minority interest liabilities to shareholders equity of the Company’s non-wholly-owned consolidated subsidiaries.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to explain why and how an entity uses derivative instruments, how the hedged items are accounted for under the relevant literature and how the derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 became effective for us on January 1, 2009. This pronouncement will have no impact on our accounting, and we will include the additional disclosure requirements beginning with our first quarter 2009 10-Q filing.

FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” requires the issuer of a convertible debt instrument that may be settled in cash upon conversion, including partial cash settlement, to separately account for the debt and equity components of the instrument. The value to be ascribed to the debt portion of the instrument is determined using a fair value methodology, with the residual representing the equity component. The equity component will be recorded as an increase in stockholders equity, with the debt discount being amortized as additional interest expense over the expected life of the instrument. FSP APB 14-1 became effective for our fiscal year beginning January 1, 2009, and requires retrospective application to all periods presented. We will apply this guidance to the accounting for our 3.5% Senior Subordinated Convertible Notes due 2026 (the “Notes”), which we issued in January 2006. We expect to assign approximately $74.0 million to the equity component as of the Notes issuance date. In addition, interest expense will be restated for all periods presented, with an increase of approximately $15.0 million expected for the year ended December 31, 2009. Due to the prepayment features included within the Notes, the recording of incremental interest expense will be completed in April 2011.
FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets.” FSP FAS 142-3 became effective for the Company on January 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The FSP will impact our assignment of franchise value in the U.K. for future acquisitions.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2007, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2009 and in quarterly same-store comparisons beginning with the quarter ended June 30, 2008.
2008 compared to 2007 and 2007 compared to 2006 (in millions, except unit and per unit amounts)
Due in large part to deterioration in our operating results and turbulence in worldwide credit markets in the fourth quarter of 2008, we recorded an estimated non-cash goodwill impairment charge of $606.3 million ($470.4 million after-tax) and $37.1 million ($22.8 million after-tax) of non-cash franchise value impairment charges. In aggregate, our results for the year ended December 31, 2008 include charges of $661.9 million ($505.2 million after-tax), or $5.42 per share, including the goodwill and franchise asset impairments, as well as, an additional $18.4 million ($12.0 million after-tax) of dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike.
Our results for the year ended December 31, 2007 included charges of $18.6 million ($12.3 million after-tax) relating to the redemption of the $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes and $6.3 million ($4.5 million after-tax) relating to impairment losses.
Total Retail Data

			2008 vs. 2007				2007 vs. 2006
Total Retail Data	2008	2007	Change	% Change	2007	2006	Change	% Change
Total retail unit sales	273,641	293,352	(19,711)	(6.7)%	293,352	265,790	27,562	10.4%
Total same-store retail unit sales	247,151	277,180	(30,029)	(10.8)%	258,409	251,357	7,052	2.8%
Total retail sales revenue	$10,458.0	$11,718.3	$(1,260.3)	(10.8)%	$11,718.3	$10,061.0	$1,657.3	16.5%
Total same-store retail sales revenue	$9,547.9	$11,132.9	$(1,585.0)	(14.2)%	$10,177.7	$9,429.6	$748.1	7.9%
Total retail gross profit	$1,741.2	$1,891.9	$(150.7)	(8.0)%	$1,891.9	$1,654.4	$237.5	14.4%
Total same-store retail gross profit	$1,600.7	$1,805.7	$(205.0)	(11.4)%	$1,665.5	$1,563.3	$102.2	6.5%
Total retail gross margin	16.7%	16.1%	0.6%	3.7%	16.1%	16.4%	(0.3)%	(1.8)%
Total same-store retail gross margin	16.8%	16.2%	0.6%	3.7%	16.4%	16.6%	(0.2)%	(1.2)%

Units
Retail data includes retail new vehicle, retail used vehicle, finance and insurance and service and parts transactions. Retail unit sales of vehicles decreased by 19,711, or 6.7%, from 2007 to 2008 and increased by 27,562, or 10.4%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a 30,029, or 10.8%, decrease in same-store retail unit sales, offset by a 10,318 unit increase from net dealership acquisitions during the year. The increase from 2006 to 2007 is due to a 20,510 unit increase from net dealership acquisitions during the year, coupled with a 7,052, or 2.8%, increase in same-store retail unit sales. The same-store decrease from 2007 to 2008 was driven by decreases in new retail unit sales in our premium brands in the U.S. and U.K. and volume foreign and domestic brands in the U.S. resulting in part from challenging economic conditions and decreased credit availability in the second half of 2008. The same-store increase from 2006 to 2007 was driven by increases in new and used retail unit sales in our premium brands in the U.K., increases in used retail unit sales in our volume foreign brands in the U.S., and increases in new and used retail unit sales in our domestic brands in the U.S.
We believe the decrease from 2007 to 2008 was primarily due to the challenging automotive retail environment. Results were adversely impacted by overall economic conditions, particularly in the second half of 2008, the discontinuation or limitation of certain manufacturer leasing programs, and a decline in consumer confidence. Additionally, volatility in fuel prices impacted consumer preference and caused dramatic swings in consumer demand for various vehicle models, which led to supply and demand imbalances.
Revenues
Retail sales revenue decreased $1.3 billion, or 10.8%, from 2007 to 2008 and increased $1.7 billion, or 16.5%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a $1.6 billion, or 14.2%, decrease in same-store revenues, offset by a $324.7 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due to: (1) the 10.8% decrease in retail unit sales, which decreased revenue by $1.1 billion, (2) a $3,275, or 10.5%, decrease in average revenue per used vehicle unit retailed, which decreased revenue by $311.8 million, (3) a $786, or 2.2%, decrease in average revenue per new vehicle unit retailed, which decreased revenue by $119.4 million, (4) a $34.3 million, or 2.6%, decrease in service and parts revenues, and (5) a $24, or 2.4%, decrease in average finance and insurance revenue per unit retailed, which decreased revenue by $5.9 million. The increase from 2006 to 2007 is due to a $748.1 million, or 7.9%, increase in same-store revenues coupled with a $909.2 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to: (1) a $1,724, or 5.1%, increase in average revenue per new vehicle unit retailed, which increased revenue by $297.3 million, (2) the 2.8% increase in retail unit sales, which increased revenue by $220.9 million, (3) a $1,668, or 5.9%, increase in average revenue per used vehicle unit retailed, which increased revenue by $131.6 million, (4) a $83.7 million, or 7.3%, increase in service and parts revenues, and (5) a $58, or 6.2%, increase in average finance and insurance revenue per unit retailed, which increased revenue by $14.6 million.
Gross Profit
Retail gross profit decreased $150.7 million, or 8.0%, from 2007 to 2008 and increased $237.5 million, or 14.4%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a $205.0 million, or 11.4%, decrease in same-store gross profit, offset by a $54.3 million increase from net dealership acquisitions during the year. The same-store gross profit decrease is due to: (1) the 10.8% decrease in retail unit sales, which decreased gross profit by $120.7 million, (2) a $345, or 14.1%, decrease in average gross profit per used vehicle retailed, which decreased gross profit by $32.8 million, (3) a $151, or 5.0%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $23.0 million, (4) a $22.6 million, or 3.0%, decrease in service and parts gross profit, and (5) a $24, or 2.4%, decrease in average finance and insurance revenue per unit retailed, which decreased gross profit by $5.9 million. The increase in retail gross profit from 2006 to 2007 is due to a $102.2 million, or 6.5%, increase in same-store gross profit, coupled with a $135.3 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to: (1) a $57.4 million, or 9.1%, increase in service and parts gross profit, (2) the 2.8%, increase in retail unit sales, which increased gross profit by $24.5 million, (3) a $58, or 6.2%, increase in average finance and insurance revenue per unit retailed, which increased gross profit by $14.6 million, (4) a $19, or 0.6%, increase in average gross profit per new vehicle retailed, which increased gross profit by $3.2 million, and (5) a $31, or 1.3%, increase in average gross profit per used vehicle retailed, which increased gross profit by $2.5 million.

New Vehicle Data

			2008 vs. 2007				2007 vs. 2006
New Vehicle Data	2008	2007	Change	% Change	2007	2006	Change	% Change
New retail unit sales	171,872	193,232	(21,360)	(11.1)%	193,232	179,606	13,626	7.6%
Same-store new retail unit sales	151,964	181,940	(29,976)	(16.5)%	172,998	172,447	551	0.3%
New retail sales revenue	$5,947.8	$6,941.7	$(993.9)	(14.3)%	$6,941.7	$6,124.3	$817.4	13.3%
Same-store new retail sales revenue	$5,366.3	$6,567.8	$(1,201.5)	(18.3)%	$6,144.5	$5,827.6	$316.9	5.4%
New retail sales revenue per unit	$34,606	$35,924	$(1,318)	(3.7)%	$35,924	$34,098	$1,826	5.4%
Same-store new retail sales revenue per unit	$35,313	$36,099	$(786)	(2.2)%	$35,518	$33,794	$1,724	5.1%
Gross profit — new	$487.2	$584.0	$(96.8)	(16.6)%	$584.0	$536.0	$48.0	9.0%
Same-store gross profit — new	$436.8	$550.5	$(113.7)	(20.7)%	$513.6	$508.8	$4.8	0.9%
Average gross profit per new vehicle retailed	$2,834	$3,022	$(188)	(6.2)%	$3,022	$2,984	$38	1.3%
Same-store average gross profit per new vehicle retailed	$2,875	$3,026	$(151)	(5.0)%	$2,969	$2,950	$19	0.6%
Gross margin% — new	8.2%	8.4%	(0.2)%	(2.4)%	8.4%	8.8%	(0.4)%	(4.5)%
Same-store gross margin% — new	8.1%	8.4%	(0.3)%	(3.6)%	8.4%	8.7%	(0.3)%	(3.4)%
Units
Retail unit sales of new vehicles decreased 21,360 units, or 11.1%, from 2007 to 2008, and increased 13,626 units, or 7.6%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a 29,976 unit, or 16.5%, decrease in same-store new retail unit sales, offset by a 8,616 unit increase from net dealership acquisitions during the year. The same-store decrease from 2007 to 2008 was driven by decreases in our premium brands in the U.S. and U.K. and volume foreign and domestic brands in the U.S. The increase from 2006 to 2007 is due to a 13,075 unit increase from net dealership acquisitions during the year coupled with a 551 unit, or 0.3%, increase in same-store new retail unit sales. The same-store increase from 2006 to 2007 was driven by increases in premium brands in the U.K., offset by a decrease in volume foreign brands in the U.S.
Revenues
New vehicle retail sales revenue decreased $993.9 million, or 14.3%, from 2007 to 2008 and increased $817.4 million, or 13.3%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a $1.2 billion, or 18.3%, decrease in same-store revenues, offset by a $207.6 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due primarily to the 16.5% decrease in new retail unit sales, which decreased revenue by $1.1 billion, coupled with a $786, or 2.2%, decrease in comparative average selling price per unit which decreased revenue by $119.4 million. The increase from 2006 to 2007 is due to a $316.9 million, or 5.4%, increase in same-store revenues, coupled with a $500.5 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to a $1,724, or 5.1%, increase in comparative average selling price per unit which increased revenue by $297.3 million, coupled with the 0.3% increase in retail unit sales, which increased revenue by $19.6 million.
Gross Profit
Retail gross profit from new vehicle sales decreased $96.8 million, or 16.6%, from 2007 to 2008, and increased $48.0 million, or 9.0%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a $113.7 million, or 20.7%, decrease in same-store gross profit, offset by a $16.9 million increase from net dealership acquisitions during the year. The same-store retail gross profit decrease is due to the 16.5% decrease in new retail unit sales, which decreased gross profit by $90.7 million, coupled with a $151, or 5.0%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $23.0 million. The increase from 2006 to 2007 is due to a $43.2 million increase from net dealership acquisitions during the year, coupled with a $4.8 million, or 0.9%, increase in same-store gross profit. The same-store retail gross profit increase is due to a $19, or 0.6%, increase in average gross profit per new vehicle retailed, which increased gross profit by $3.2 million, coupled with the 0.3% increase in new retail unit sales, which increased gross profit by $1.6 million.

Used Vehicle Data

			2008 vs. 2007				2007 vs. 2006
Used Vehicle Data	2008	2007	Change	% Change	2007	2006	Change	% Change
Used retail unit sales	101,769	100,120	1,649	1.6%	100,120	86,184	13,936	16.2%
Same-store used retail unit sales	95,187	95,240	(53)	(0.1)%	85,411	78,910	6,501	8.2%
Used retail sales revenue	$2,846.9	$3,096.6	$(249.7)	(8.1)%	$3,096.6	$2,483.2	$613.4	24.7%
Same-store used retail sales revenue	$2,645.5	$2,958.9	$(313.4)	(10.6)%	$2,552.8	$2,226.9	$325.9	14.6%
Used retail sales revenue per unit	$27,974	$30,928	$(2,954)	(9.6)%	$30,928	$28,813	$2,115	7.3%
Same-store used retail sales revenue per unit	$27,793	$31,068	$(3,275)	(10.5)%	$29,888	$28,220	$1,668	5.9%
Gross profit — used	$214.0	$242.3	$(28.3)	(11.7)%	$242.3	$207.1	$35.2	17.0%
Same-store gross profit — used	$200.8	$233.7	$(32.9)	(14.1)%	$209.4	$191.0	$18.4	9.6%
Average gross profit per used vehicle retailed	$2,102	$2,420	$(318)	(13.1)%	$2,420	$2,403	$17	0.7%
Same-store average gross profit per used vehicle retailed	$2,109	$2,454	$(345)	(14.1)%	$2,452	$2,421	$31	1.3%
Gross margin % — used	7.5%	7.8%	(0.3)%	(3.8)%	7.8%	8.3%	(0.5)%	(6.0)%
Same-store gross margin % — used	7.6%	7.9%	(0.3)%	(3.8)%	8.2%	8.6%	(0.4)%	(4.7%)
Units
Retail unit sales of used vehicles increased 1,649 units, or 1.6%, from 2007 to 2008 and increased 13,936 units, or 16.2%, from 2006 to 2007. The increase from 2007 to 2008 is due to a 1,702 unit increase from net dealership acquisitions during the year, offset by a 53 unit, or 0.1%, decrease in same-store used retail unit sales. The increase from 2006 to 2007 is due to a 6,501 unit, or 8.2%, increase in same-store used retail unit sales, coupled with a 7,435 unit increase from net dealership acquisitions during the year. The same-store decrease in 2008 versus 2007 was driven primarily by decreases in our premium brands in the U.K. and volume foreign brands in the U.S., offset by increases in our premium brands in the U.S. We believe our sales of used vehicle units was influenced by customers choosing used vehicles as compared to new vehicles due to the challenging economic climate. The same-store increase in 2007 versus 2006 was driven primarily by increases in our premium brands in the U.S. and U.K. and our volume foreign and domestic brands in the U.S. Used vehicle sales volume was also affected in part by the reduction in traffic into our stores resulting from the significant decline in consumer confidence during 2008 and the volatility in fuel prices.
Revenues
Used vehicle retail sales revenue decreased $249.7 million, or 8.1%, from 2007 to 2008 and increased $613.4 million, or 24.7%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a $313.4 million, or 10.6%, decrease in same-store revenues, offset by a $63.7 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due primarily to the $3,275, or 10.5%, decrease in comparative average selling price per vehicle, which decreased revenue by $311.8 million, coupled with the 0.1% decrease in retail unit sales, which decreased revenue by $1.6 million. The increase from 2006 to 2007 is due to a $325.9 million, or 14.6%, increase in same-store revenues, coupled with a $287.5 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to the 8.2% increase in retail unit sales, which increased revenue by $194.3 million, coupled with a $1,668, or 5.9%, increase in comparative average selling price per unit, which increased revenue by $131.6 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $28.3 million, or 11.7%, from 2007 to 2008 and increased $35.2 million, or 17.0%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a $32.9 million, or 14.1%, decrease in same-store gross profit, offset by a $4.6 million increase from net dealership acquisitions during the year. The same-store gross profit decrease from 2007 to 2008 is due to a $345, or 14.1%, decrease in average gross profit per used vehicle retailed, which decreased gross profit by $32.8 million, coupled with the 0.1% decrease in used retail unit sales, which decreased gross profit by $0.1 million. The increase in retail gross profit from 2006 to 2007 is due to an $18.4 million, or 9.6%, increase in same-store gross profit, coupled with a $16.8 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to the 8.2% increase in used retail unit sales, which increased gross profit by $15.9 million, coupled with a $31, or 1.3%, increase in average gross profit per used vehicle retailed, which increased gross profit by $2.5 million.

Finance and Insurance Data

			2008 vs. 2007				2007 vs. 2006
Finance and Insurance Data	2008	2007	Change	% Change	2007	2006	Change	% Change
Total retail unit sales	273,641	293,352	(19,711)	(6.7)%	293,352	265,790	27,562	10.4%
Total same-store retail unit sales	247,151	277,180	(30,029)	(10.8)%	258,409	251,357	7,052	2.8%
Finance and insurance revenue	$259.5	$286.8	$(27.3)	(9.5)%	$286.8	$243.4	$43.4	17.8%
Same-store finance and insurance revenue	$240.3	$276.1	$(35.8)	(13.0)%	$255.6	$234.0	$21.6	9.2%
Finance and insurance revenue per unit	$948	$978	$(30)	(3.1)%	$978	$916	$62	6.8%
Same-store finance and insurance revenue per unit	$972	$996	$(24)	(2.4)%	$989	$931	$58	6.2%
Finance and insurance revenue decreased $27.3 million, or 9.5%, from 2007 to 2008 and increased $43.4 million, or 17.8%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a $35.8 million, or 13.0%, decrease in same-store revenues, offset by an $8.5 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due to the 10.8% decrease in retail unit sales, which decreased revenue by $29.9 million, coupled with a $24, or 2.4%, decrease in comparative average finance and insurance revenue per unit retailed, which decreased revenue by $5.9 million. The $24 decrease in comparative average finance and insurance revenue per unit retailed is due primarily to decreased sales penetration of certain products which we believe resulted in part from declining consumer confidence brought about by challenging economic conditions. The increase from 2006 to 2007 is due to a $21.8 million increase from net dealership acquisitions during the year, coupled with a $21.6 million, or 9.2%, increase in same-store revenues. The same-store revenue increase is the result of the 2.8% increase in retail unit sales, which increased revenue by $7.0 million, coupled with a $58, or 6.2%, increase in comparative average finance and insurance revenue per unit retailed, which increased revenue by $14.6 million. The $58 increase in comparative average finance and insurance revenue per unit retailed is due to increased sales penetration of certain products, particularly in the U.K.
Service and Parts Data

			2008 vs. 2007				2007 vs. 2006
Service and Parts Data	2008	2007	Change	% Change	2007	2006	Change	% Change
Service and parts revenue	$1,403.8	$1,393.2	$10.6	0.8%	$1,393.2	$1,210.1	$183.1	15.1%
Same-store service and parts revenue	$1,295.8	$1,330.1	$(34.3)	(2.6)%	$1,224.8	$1,141.1	$83.7	7.3%
Gross profit	$780.5	$778.8	$1.7	0.2%	$778.8	$667.9	$110.9	16.6%
Same-store gross profit	$722.8	$745.4	$(22.6)	(3.0)%	$686.9	$629.5	$57.4	9.1%
Gross margin	55.6%	55.9%	(0.3)%	(0.5)%	55.9%	55.2%	0.7%	1.3%
Same-store gross margin	55.8%	56.0%	(0.2)%	(0.4)%	56.1%	55.2%	0.9%	1.6%
Revenues
Service and parts revenue increased $10.6 million, or 0.8%, from 2007 to 2008 and increased $183.1 million, or 15.1%, from 2006 to 2007. The increase from 2007 to 2008 is due to a $44.9 million increase from net dealership acquisitions during the year, offset by a $34.3 million, or 2.6%, decrease in same-store revenues. The same-store decrease largely resulted from a decline in revenues in the second half of the year, due in part to challenging economic conditions. The increase from 2006 to 2007 is due to a $99.4 million increase from net dealership acquisitions during the year, coupled with a $83.7 million, or 7.3%, increase in same-store revenues. We believe that our service and parts business has been positively impacted by the growth in total retail unit sales at our dealerships in prior years and capacity increases in our service and parts operations resulting from our facility improvement and expansion programs.
Gross Profit
Service and parts gross profit increased $1.7 million, or 0.2%, from 2007 to 2008 and increased $110.9 million, or 16.6%, from 2006 to 2007. The increase from 2007 to 2008 is due to a $24.3 million increase from net dealership acquisitions during the year, offset by a $22.6 million, or 3.0%, decrease in same-store gross profit. The same-store gross profit decrease is due to the $34.3 million, or 2.6%, decrease in revenues, which decreased gross profit by $19.2 million, coupled with a 0.2% decrease in gross margin percentage, which decreased gross profit by $3.4 million. The increase from 2006 to 2007 is due to a $57.4 million, or 9.1%, increase in same-store gross profit, coupled with a $53.5 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to the $83.7 million, or 7.3%, increase in revenues, which increased gross profit by $47.1 million, and a 0.9% increase in gross margin percentage, which increased gross profit by $10.3 million. The gross margin realized on parts, service and collision repairs in 2008 declined compared to the prior year period, due in part to a higher proportion of sales of lower margin activities such as standard oil changes and tire sales. We believe customers are choosing to forgo or delay significant repair and maintenance work due to the current economic environment.

Distribution
Our wholly-owned subsidiary, smart USA , began distribution the smart fortwo vehicle in the U.S. during 2008 and wholesaled 27,054 units. Total distribution segment revenue during the year ended December 31, 2008 aggregated to $409.6 million. Segment gross profit totaled $55.3 million, which includes gross profit on vehicle and parts sales.
Selling, General and Administrative
SG&A expenses as a percentage of total revenue were 12.8%, 11.8% and 12.0% in 2008, 2007 and 2006, respectively, and as a percentage of gross profit were 83.4%, 79.5% and 79.3% in 2008, 2007 and 2006, respectively. Selling, general and administrative (“SG&A”) expenses decreased $15.0 million, or 1.0%, from 2007 to 2008 and increased $193.5 million, or 14.7%, from 2006 to 2007. The aggregate decrease from 2007 to 2008 is due to an $88.8 million, or 6.2%, decrease in same-store SG&A expenses, offset by a $73.8 million increase from net dealership acquisitions during the year. The aggregate increase in SG&A expenses from 2006 to 2007 is due to an $84.6 million, or 6.8%, increase in same-store SG&A expenses, coupled with a $108.9 million increase from net dealership acquisitions during the year. The decrease in same-store SG&A expenses from 2007 to 2008 is due in large part to (1) a decrease in variable selling expenses, including decreases in variable compensation as a result of the 11.4% decrease in same-store retail gross profit versus the prior year and (2) other cost savings initiatives discussed above under “Outlook,” offset by (1) $18.4 million in charges incurred during 2008 related to dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike, (2) $23.0 million of additional costs associated with the smart distribution business, and (3) increased rent and related costs due in part to our facility improvement and expansion programs during the year. The increase in same-store SG&A expenses from 2006 to 2007 is due in large part to (1) increased variable selling expenses, including increases in variable compensation, as a result of the 6.5% increase in retail gross profit over the prior year (2) increased rent and related costs due in part to our facility improvement and expansion program, and (3) increased advertising and promotion caused by the overall competitiveness of the retail vehicle market.
Intangible Impairments
Due in large part to deterioration in our operating results and turbulence in worldwide credit markets in the fourth quarter of 2008, we recorded a non-cash goodwill impairment charge of $606.3 million ($470.4 million after-tax) and $37.1 million ($22.8 million after-tax) of non-cash franchise value impairment charges.
Depreciation and Amortization
Depreciation and amortization increased $3.8 million, or 7.6%, from 2007 to 2008 and increased $7.6 million, or 17.9%, from 2006 to 2007. The increase from 2007 to 2008 is due to a $2.1 million increase from net dealership acquisitions during the year, coupled with a $1.7 million, or 3.4%, increase in same-store depreciation and amortization. The increase from 2006 to 2007 is due to a $5.0 million, or 12.6%, increase in same-store depreciation and amortization, coupled with a $2.6 million increase from net dealership acquisitions during the year. The same-store increases in both periods are due in large part to our facility improvement and expansion program.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $8.9 million, or 12.2%, from 2007 to 2008 and increased $14.9 million, or 25.5%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a $10.7 million, or 15.5%, decrease in same-store floor plan interest expense, offset by a $1.8 million increase from net dealership acquisitions during the year. The increase from 2006 to 2007 is due to an $8.2 million, or 14.8%, increase in same-store floor plan interest expense, coupled with a $6.7 million increase from net dealership acquisitions during the year. The same store decrease in 2008 is due to decreases in the underlying variable rates of our revolving floor plan arrangements, during the first three quarters of 2008, offset by increases in our average amounts outstanding and, beginning in the fourth quarter, increased interest rates charged to us by our finance partners resulting from turbulence in worldwide credit markets. While the base rate under these arrangements were generally lower in 2008 versus 2007 due to government actions designed to spur liquidity and bank lending activities, certain of our lenders reacted to increases in their cost of capital by raising the spread charged to us, or establishing minimum lending rates. The majority of these increases occurred during the fourth quarter and some were not effective until 2009. Due to these relative increases, we do not expect to realize the full benefit of the lower base rates expected in 2009 compared to 2008. Floor plan interest expense was negatively impacted in 2007 by an increase in our average floor plan notes outstanding.

Other Interest Expense
Other interest expense decreased $1.0 million, or 1.8%, from 2007 to 2008 and increased $7.1 million, or 14.4%, from 2006 to 2007. The decrease from 2007 to 2008 is due to a decrease in our weighted average borrowing rate, offset in part by an increase in our average total outstanding indebtedness in 2008. The increase in our average total outstanding indebtedness is primarily a result of the debt incurred relating to our investment in PTL. The increase from 2006 to 2007 is due to an increase in average total outstanding indebtedness in 2007compared to 2006, offset by a decrease in our weighted average borrowing rate. The decrease in our weighted average borrowing rate was due primarily to the issuance of $375.0 million of 7.75% Senior Subordinated Notes on December 7, 2006 which was used to redeem our 9.625% Senior Subordinated Notes in March 2007.
Equity in Income of Affiliates
Equity in income of affiliates increased $12.4 million, from 2007 to 2008 and decreased $4.1 million from 2006 to 2007. The increase from 2007 to 2008 is largely due to our investment in PTL in June 2008. The decrease from 2006 to 2007 is largely due to a loss on disposal of a subsidiary of one of our investments.
Income Taxes
Income taxes decreased $167.0 million, or 249.4%, from 2007 to 2008 and decreased $1.7 million, or 2.5%, from 2006 to 2007. The income tax benefit recorded in 2008 was approximately 20%, which was significantly impacted by the write-off of goodwill that is not deductible for tax purposes. Excluding the impact of the impairment charge, our annual effective tax rate was 35.7% compared to 34.2% in 2007. The decrease from 2006 to 2007 is due primarily to an decrease in pre-tax income.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and debt service, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, or the issuance of equity securities. As of December 31, 2008, we had working capital of $126.4 million, including $20.1 million of cash available to fund our operations and capital commitments. In addition, we had $250.0 million and £42.5 million ($62.0 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. In addition, one of our subsidiaries is the exclusive distributor of smart fortwo vehicles in the U.S. and Puerto Rico. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions, other expansion opportunities, significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. For a discussion of these possible events, see the discussion below with respect to our financing agreements, as well as the Risk Factors section.
Share Repurchases and Dividends
Our board of directors has approved a repurchase program for our outstanding securities with a remaining authority of $96.3 million. During 2008, we repurchased 4.015 million shares for $53.7 million, or an average of $13.36 per share, under this program. We may, from time to time as market conditions warrant, purchase our outstanding common stock, debt and convertible debt on the open market and in privately negotiated transactions and, potentially, via a tender offer or a pre-arranged trading plan. We currently intend to fund any repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and alternative uses of capital, such as for strategic store acquisitions and capital investments in our current businesses, as well as any then-existing limits imposed by our finance agreements and securities trading policy.

We paid the following dividends in 2007 and 2008:
Per Share Dividends

2007:
First Quarter	$0.07
Second Quarter	0.07
Third Quarter	0.07
Fourth Quarter	0.09
2008:
First Quarter	$0.09
Second Quarter	0.09
Third Quarter	0.09
Fourth Quarter	0.09
In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
Inventory Financing
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders, including the captive finance companies associated with the U.S. based automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries and in the U.S. are guaranteed by our parent company. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR or the Euro Interbank offer Rate. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. See “Results of Operations — Floor Plan Interest Expense” for a discussion of the impact of challenging credit conditions on the rates charged to us under these agreements.
U.S. Credit Agreement
We are party to a $479.0 million credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (“the U.S. credit agreement”), which provides for up to $250.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan originally funded for $219.0 million, and for an additional $10.0 million of availability for letters of credit, through September 30, 2011. The revolving loans bear interest at a defined London Interbank Offered Rate (“LIBOR”) plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be reborrowed. We repaid $10.0 million of this term loan in the fourth quarter of 2008.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2008, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See the Risk Factors section, including “Our failure to comply with our debt and operating lease covenants could have a material adverse effect on our business, financial condition and results of operations” and “Forward Looking Statements.”
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2008, $209.0 million of term loans and $0.5 million of letters of credit were outstanding under this agreement. No revolving loans were outstanding as of December 31, 2008.

U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. credit agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. credit agreement was amended in 2008 to provide greater flexibility within the financial covenants and increase the borrowing rates. This facility provides for (1) up to £80.0 million in revolving loans through August 31, 2011, which bears interest between a defined LIBOR plus 1.0% and defined LIBOR plus 1.6%, (2) a term loan originally funded for £30.0 million which bears interest between 6.29% and 6.89% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £20.0 million that bears interest at the Bank of England Base Rate plus 1.75%, and matures on August 31, 2011.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2008, our U.K. Subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See the Risk Factors section, including “Our failure to comply with our debt and operating lease covenants could have a material adverse effect on our business, financial condition and results of operations” and “Forward Looking Statements.”
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of December 31, 2008, outstanding loans under the U.K. credit agreement amounted £65.2 million ($95.1 million), including £17.6 million ($25.7 million) under the term loan.
7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% Senior Subordinated Notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements and our floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2008, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements and our floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2008, we were in compliance with all negative covenants and there were no events of default.
Holders of the convertible notes may convert them based on a conversion rate of 42.7796 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.38 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period, if the closing price of our common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.43 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.

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
Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. Because of this feature, we currently expect to be required to redeem the Convertible Notes in April 2011.
Mortgage Facilities
We are party to a $42.4 million seven year mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event we exercise our options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of December 31, 2008, $42.2 million was outstanding under this facility.
9.625% Senior Subordinated Notes
In March 2007, we redeemed our outstanding $300.0 million aggregate principal amount of 9.625% senior subordinated notes due 2012 (the “9.625% Notes”). The 9.625% Notes were unsecured senior subordinated notes and were subordinate to all existing senior debt, including debt under our credit agreements and our floor plan indebtedness. We incurred an $18.6 million pre-tax charge in connection with the redemption, consisting of a $14.4 million redemption premium and the write-off of $4.2 million of unamortized deferred financing costs.
Interest Rate Swaps
We are party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt was fixed at 3.67%. We may terminate this arrangement at any time subject to the settlement of the then current fair value of the swap arrangement. The swaps are designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings. During 2008, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 0.2%. As of December 31, 2008, we used Level 2 inputs as described under SFAS No. 157 to estimate the fair value of these contracts to be a $15.4 million liability, and expect approximately $8.4 million associated with the swaps to be recognized as an increase of interest expense over the next twelve months.
We were party to an interest rate swap agreement which expired in January 2008, pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings.

Operating Leases
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our dealerships properties and other facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under these leases including any extension periods we may exercise at our discretion and assuming constant consumer price indices to be $4.8 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease, as defined.
Sale/Leaseback Arrangements
We have in the past and expect in the future to enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third-parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. In light of the current market conditions, this financing option has become more expensive and thus we may utilize these arrangements less in the near term.
Off-Balance Sheet Arrangements
3.5% Convertible Senior Subordinated Notes due 2026
The Convertible Notes are convertible into shares of our common stock, at the option of the holder, based on certain conditions described above. Certain of these conditions are linked to the market value of our common stock. This type of financing arrangement was selected by us, as opposed to other forms of available financing, in order to achieve a more favorable interest rate. Since we or the holders of the Convertible Notes can redeem these notes on April 2011, a conversion or a redemption of these notes is likely to occur in 2011. Such redemption or conversion will include cash for the principal amount of the Convertible Notes then outstanding plus, depending on the trading price of our common stock, an amount payable in either cash or stock, at our option, representing the notes’ conversion value.
Third Party Lease Obligations
Since 1999, we have sold a number of dealerships to third parties. As a condition to the sale, we have at times remained liable for the lease payments relating to the properties on which those franchises operate. The aggregate rent paid by the tenants on those properties in 2008 was approximately $13.4 million, and, in aggregate, we guarantee or are otherwise liable for approximately $218.7 million of lease payments, including lease payments during available renewal periods. We rely on the buyer of the franchise to pay the associated rent and maintain the property. In the event the buyer does not perform as expected (due to the buyer’s financial condition or other factors such as the market performance of the underlying vehicle manufacturer), we may not be able to recover amounts owed to us by the buyer. In this event, we could be required to fulfill these obligations, which could materially adversely affect our results of operations, financial condition or cash flows.
Cash Flows
Cash and cash equivalents increased by $5.3 and $12.4 million during the years ended December 31, 2008 and 2006, respectively, and decreased by $5.2 million during the year ended December 31, 2007. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by operating activities was $407.1 million, $300.2 million and $125.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. Cash flows from operating activities includes net income, as adjusted for non-cash items, and the effects of changes in working capital.
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. We retain the right to select which, if any, financing source to utilize in connection with the procurement of vehicle inventories. Many vehicle manufacturers provide vehicle financing for the dealers representing their brands, however, it is not a requirement that dealers utilize this financing. Historically, our floor plan finance source has been based on aggregate pricing considerations. In accordance with the guidance under SFAS No. 95, “Statement of Cash Flows”, we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows, and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as a financing activity in our statement of cash flows. Currently, the majority of our non-trade vehicle financing is with other manufacturer captive lenders. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing.

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

	Year Ended December 31,
	2008	2007	2006
Net cash from operating activities as reported	$407.1	$300.2	$125.6
Floor plan notes payable — non-trade as reported	(54.3)	193.4	(55.3)

Net cash from operating activities including all floor plan notes payable	$352.8	$493.6	$70.3
Cash Flows from Continuing Investing Activities
Cash used in investing activities was $541.1 million, $227.9 million and $484.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for acquisitions and other investments. Capital expenditures were $211.0 million, $194.5 million and $222.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of December 31, 2008, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Proceeds from sale-leaseback transactions were $37.4 million, $131.8 million and $106.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. Cash used in acquisitions, net of cash acquired, was $147.1 million, $180.7 million and $368.2 million during the years ended December 31, 2008, 2007 and 2006, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $30.7 million, $51.9 million and $111.3 million, respectively. We used $220.5 million for other investing activities during the year ended December 31, 2008, including $219.0 million for the acquisition of the 9% interest in PTL. The year ended December 31, 2007 also includes $15.5 million of proceeds relating to other investing activities.
Cash Flows from Continuing Financing Activities
Cash provided by financing activities was $108.2 million and $440.3 million during the years ended December 31, 2008 and 2006, respectively, and cash used in financing activities was $181.0 million during the year ended December 31, 2007. Cash flows from financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock and the exercise of stock options, repurchases of common stock and dividends. We had net borrowings of long-term debt of $249.9 million during the year ended December 31, 2008 and net repayments of $348.6 million and $211.1 million during the years ended December 31, 2007 and 2006, respectively. The borrowings in the year ended December 31, 2008 included the $219.0 million loan to finance the PTL limited partnership interest acquisition and proceeds relating to a $42.4 million mortgage facility. The repayments in the year ended December 31, 2007 included $14.4 million of premium paid on the redemption of our 9.625% Notes. During the year ended December 31, 2006 we issued $750.0 million of subordinated debt and we paid $17.2 million of financing costs. Proceeds from the $750.0 million of subordinated debt issued in 2006 were used to repurchase one million shares of our common stock for $18.9 million and to repay debt. This activity, combined with borrowing to fund acquisition and other liquidity requirements, resulted in net repayments of long-term debt of $211.1 million during the year ended December 31, 2006. We had net repayments of floor plan notes payable non-trade of $54.3 and $55.3 million during the years ended December 31, 2008 and 2006, respectively, and net borrowings of floor plan notes payable non-trade of $193.4 million during the year ended December 31, 2007. During the years ended December 31, 2008, 2007 and 2006, we received proceeds of $0.8 million, $2.6 million and $18.1 million, respectively, from the issuance of common stock. In 2008, we repurchased 4.015 million shares of common stock for $53.7 million. During the years ended December 31, 2008, 2007 and 2006, we also paid $33.9 million, $28.4 million and $25.2 million, respectively, of cash dividends to our stockholders.

Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to be considered, material to our liquidity or our capital resources. Management does not believe that there are any significant past, present or upcoming cash transactions relating to discontinued operations.
Contractual Payment Obligations
The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2008. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts.

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Floorplan Notes Payable(A)	$1,480.2	$1,480.2	$—	$—	$—
Long-Term Debt Obligations(B)	1,099.2	11.3	670.9	2.3	414.7
Operating Lease Commitments	4,821.2	167.4	330.1	326.1	3,997.6
Scheduled Interest Payments(B)(C)	275.4	44.3	78.6	62.0	90.5
Other Long-Term Liabilities(D)	32.9	1.2	—	31.7	—

	$7,708.9	$1,704.4	$1,079.6	$422.1	$4,502.8

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Inventory Financing.”

(B)
Interest and principal repayments under our $375.0 million of 3.5% senior subordinated notes due 2026 are reflected in the table above, however, this excludes any amount in payment of a premium due for conversion of the notes above the specified conversion trading price. While these notes are not due until 2026, in 2011 the holders may require us to purchase all or a portion of their notes for cash. This acceleration of ultimate repayment is reflected in the table above.

(C)
Estimates of future variable rate interest payments under floorplan notes payable and our credit agreements are excluded due to our inability to estimate changes to interest rates in the future. See “Inventory Financing,” “U.S. Credit Agreement,” and “U.K. Credit Agreement” above for a discussion of such variable rates.

(D)
Includes uncertain tax positions. Due to the subjective nature of our uncertain tax positions, we are unable to make reasonably reliable estimates of the timing of payments arising in connection with the unrecognized tax benefits, however, as a result of the statute of limitations, we do not expect any of these payments to occur in more than 5 years. We have thus classified this as “3 to 5 years.”

We expect that, other than for scheduled balloon payments upon the maturity or termination dates of certain of our debt instruments, the amounts above will be funded through cash flow from operations. In the case of scheduled balloon payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business.
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

Other Related Party Interests and Transactions
Roger S. Penske is also a managing member of Penske Capital Partners and Transportation Resource Partners, each organizations that undertake investments in transportation-related industries. Richard J. Peters, one of our directors, is a managing director of Transportation Resource Partners and is a director of Penske Corporation. Lucio A. Noto (one of our directors) is an investor in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our President and a director, is also the President and a director of Penske Corporation.
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
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, through which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2008, our automotive joint venture relationships included:

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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under “Item 1A. — Risk Factors.” Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Item 1A. — Risk Factors” such as the following:
•
our business and the automotive retail industry in general are susceptible to further or continued adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;
•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	a restructuring of one of the U.S. automotive manufacturers may adversely affect our operations, as well as the automotive sector as a whole;
•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects or financing the purchase of our inventory;
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

•	substantial competition in automotive sales and services may adversely affect our profitability;
•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;
•	because most customers finance the cost of purchasing a vehicle, increased interest rates where we operate may adversely affect our vehicle sales;
•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;
•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;
•
if state dealer laws in the U.S. are repealed or weakened, our U.S. automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases may materially adversely affect us;
•	the success of our smart distribution operations depends upon continued availability of the vehicle and customer demand for that vehicle;
•	our dealership operations may be affected by severe weather or other periodic business interruptions;
•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;
•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;
•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;
•	we may be involved in legal proceedings that could have a material adverse effect on our business;
•	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency valuations; and
•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness.
In addition:
•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and
•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of December 31, 2008, a 100 basis point change in interest rates would result in an approximate $2.8 million change to our annual other interest expense. Similarly, amounts outstanding under our floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR or the Euro Interbank offer Rate. We are currently party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments, adjusted to exclude the notional value of the swap agreements, during the year ended December 31, 2008, a 100 basis point change in interest rates would result in an approximate $12.9 million change to our annual floor plan interest expense.
We evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. These policies include:
•	the maintenance of our overall debt portfolio with targeted fixed and variable rate components;
•	the use of authorized derivative instruments;
•	the prohibition of using derivatives for trading or other speculative purposes; and
•	the prohibition of highly leveraged derivatives or derivatives which we are unable to reliably value or obtain a market quotation.
Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, the 7.75% Notes, the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings and cash flows.
Foreign Currency Exchange Rates. As of December 31, 2008, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $422.0 million change to our revenues for the year ended December 31, 2008.
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
Based upon this evaluation, and as discussed in our report, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s and our auditors’ reports on our internal control over financial reporting are included with our financial statements filed as part of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.
PART III
Except as set forth below, the information required by Items 10 through 14 is included in the Company’s definitive proxy statement under the captions “Election of Directors,” “Executive Officers,” “Compensation Discussion and Analysis,” “Executive and Directors Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Independent Auditing Firms,” “Related Party Transactions,” “Other Matters” and “Our Corporate Governance.” Such information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2008.

		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance
	be issued upon exercise	outstanding	under equity compensation
	of outstanding options,	options, warrants	plans (excluding securities
	warrants and rights	and rights	reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	323,876	9.01	2,254,458
Equity compensation plans not approved by security holders	—	—	—

Total	323,876	9.01	2,254,458

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2009.

Penske Automotive Group, Inc.
By:	/s/ Roger S. Penske
Roger S. Penske
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Roger S. Penske Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2009

/s/ Robert T. O’Shaughnessy Robert T. O’Shaughnessy	Executive Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ John D. Barr John D. Barr	Director	March 10, 2009

/s/ Michael R. Eisenson Michael R. Eisenson	Director	March 10, 2009

/s/ Hiroshi Ishikawa Hiroshi Ishikawa	Director	March 10, 2009

/s/ Robert H. Kurnick, Jr. Robert H. Kurnick, Jr.	Director	March 10, 2009

/s/ William J. Lovejoy William J. Lovejoy	Director	March 10, 2009

/s/ Kimberly J. McWaters Kimberly J. McWaters	Director	March 10, 2009

/s/Lucio A. Noto Lucio A. Noto	Director	March 10, 2009

/s/ Richard J. Peters Richard J. Peters	Director	March 10, 2009

/s/ Ronald G. Steinhart Ronald G. Steinhart	Director	March 10, 2009

/s/ H. Brian Thompson H. Brian Thompson	Director	March 10, 2009

INDEX OF EXHIBITS
Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed on July 2, 2007).
3.2	Bylaws (incorporated by reference to exhibit 3.1 to our Form 8-K filed on December 7, 2007).
4.1.1
Indenture regarding our 3.5% senior subordinated convertible notes due 2026, dated January 31, 2006, by and among us, as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed February 2, 2006).

4.1.2
Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of October 30, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 10-Q filed on November 5, 2008).

4.2.1
Indenture regarding our 7.75% senior subordinated notes due 2016 dated December 7, 2006, by and among us as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed on December 12, 2006).

4.2.2
Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated October 30, 2008, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.2 to our Form 10-Q filed on November 5, 2008).

4.3.1
Third Amended and Restated Credit Agreement, dated as of October 30, 2008, among us, DCFS USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.4 our form 10-Q filed November 5, 2008).

4.3.2
Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).

4.4.1
Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (RBS) (incorporated by reference to exhibit 4.1 to our Form 8-K filed on September 5, 2006).

4.4.2
Amendment dated September 29, 2008 to Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.2 of our October 1, 2008 Form 8-K).

4.4.3	Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.2 to our Form 8-K filed on September 5, 2006).
4.4.4
Amendment dated September 29, 2008 to Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.3 of our October 1, 2008 Form 8-K).

4.4.5	Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).
4.4.6
Amendment dated September 29, 2008 to Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.4 of our October 1, 2008 Form 8-K).

10.1	Form of Dealer Agreement with Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
10.2	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).
10.3	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
10.4	Form of Dealership Agreement with BMW (GB) Limited (incorporated by reference to exhibit 10.4 to our 2007 Form 10-K).
10.5	Form of Dealer Agreement with Toyota Motor Company (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).
10.6	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
10.7	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
10.8	Distributor Agreement dated October 31, 2006 between smart GmbH and smart USA Distributor LLC (incorporated by reference to exhibit 10.8 to our 2007 Form 10-K)**
*10.9	Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to exhibit 10.9 to our 2007 Form 10-K).
*10.10	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).

*10.11	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to exhibit 10.11 to our 2007 Form 10-K).
*10.12	Penske Automotive Group, Inc. Management Incentive Plan (incorporated by reference to exhibit 10.12 to our 2007 Form 10-K).
10.13.1
First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).

10.13.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).
10.14	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed February 6, 2002).
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

10.21	Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).
10.22	Trade Name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10 to our Form 10-Q filed May 8, 2008).
10.23
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

10.24
Second Amended and Restated Limited Partnership Agreement of Penske Truck Leasing Co., L.P. dated as of September 19, 2008 (incorporated by reference to exhibit 10.1 to our Form 10-Q filed November 5, 2008).

10.25
Rights Agreement dated June 26, 2008 by and among PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC, Penske Truck Leasing Corporation and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.4 to our July 2, 2008 Form 8-K).

10.26	Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan dated as of March 3, 2009.
*10.27	Amended and Restated Stock Option Plan dated as of December 10, 2003 (incorporated by reference to exhibit 10.22 to our 2003 Form 10–K filed March 15, 2004).
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG Audit Plc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.

*	Compensatory plans or contracts

**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PENSKE AUTOMOTIVE GROUP, INC
As of December 31, 2008 and 2007 and For the Years Ended
December 31, 2008, 2007 and 2006

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.
Penske Automotive Group, Inc.
March 10, 2009
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements of UAG UK Holdings Limited has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-4.
UAG UK Holdings Limited
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Penske Automotive Group, Inc.
Bloomfield Hills, Michigan
We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary), which statements reflect total assets constituting 29% and 31% of consolidated total assets as of December 31, 2008 and 2007, respectively, and total revenues constituting 35%, 36%, and 30% of consolidated total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Those financial statements and the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts and to the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for UAG UK Holdings Limited and subsidiaries) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
UAG UK Holdings Limited:
We have audited the accompanying consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited UAG UK Holdings Limited’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG Audit Plc

Birmingham, United Kingdom
March 10, 2009

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$20,109	$14,798
Accounts receivable, net of allowance for doubtful accounts of $2,075 and $2,871, as of December 31, 2008 and 2007, respectively	294,567	445,772
Inventories	1,593,267	1,667,522
Other current assets	88,828	65,655
Assets held for sale	9,739	106,983

Total current assets	2,006,510	2,300,730
Property and equipment, net	662,493	616,201
Goodwill	777,811	1,430,431
Franchise value	196,838	236,310
Equity method investments	296,487	62,752
Other assets	23,022	22,129

Total assets	$3,963,161	$4,668,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Floor plan notes payable	$968,873	$1,060,503
Floor plan notes payable — non-trade	511,357	475,188
Accounts payable	178,811	264,473
Accrued expenses	196,274	210,049
Current portion of long-term debt	11,305	14,522
Liabilities held for sale	13,492	71,304

Total current liabilities	1,880,112	2,096,039
Long-term debt	1,087,932	830,106
Other long-term liabilities	211,391	320,949

Total liabilities	3,179,435	3,247,094
Commitments and contingent liabilities
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 91,431 shares issued and outstanding at December 31, 2008; 95,020 shares issued and outstanding at December 31, 2007	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	687,944	733,896
Retained earnings	141,763	587,566
Accumulated other comprehensive (loss) income	(45,990)	99,988

Total stockholders’ equity	783,726	1,421,459

Total liabilities and stockholders’ equity	$3,963,161	$4,668,553

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenue:
New vehicle	$5,947,809	$6,941,663	$6,124,287
Used vehicle	2,846,929	3,096,557	2,483,237
Finance and insurance, net	259,478	286,797	243,358
Service and parts	1,403,785	1,393,153	1,210,134
Distribution	348,809	—	—
Fleet and wholesale	839,535	1,073,939	895,852

Total revenues	11,646,345	12,792,109	10,956,868

Cost of sales:
New vehicle	5,460,656	6,357,804	5,588,299
Used vehicle	2,632,959	2,854,294	2,276,121
Service and parts	623,258	614,308	542,230
Distribution	294,535	—	—
Fleet and wholesale	843,159	1,066,823	890,568

Total cost of sales	9,854,567	10,893,229	9,297,218

Gross profit	1,791,778	1,898,880	1,659,650
Selling, general and administrative expenses	1,494,157	1,509,091	1,315,574
Intangible impairments	643,459	—	—
Depreciation and amortization	53,822	50,027	42,445

Operating (loss) income	(399,660)	339,762	301,631
Floor plan interest expense	(64,495)	(73,432)	(58,513)
Other interest expense	(54,870)	(55,900)	(48,848)
Equity in earnings of affiliates	16,513	4,084	8,201
Loss on debt redemption	—	(18,634)	—

(Loss) income from continuing operations before income taxes and minority interests	(502,512)	195,880	202,471
Income tax benefit (provision)	100,020	(66,943)	(68,638)
Minority interests	(1,133)	(1,972)	(2,172)

(Loss) income from continuing operations	(403,625)	126,965	131,661
(Loss) income from discontinued operations, net of tax	(8,276)	774	(6,960)

Net (loss) income	$(411,901)	$127,739	$124,701

Basic earnings per share:
Continuing operations	$(4.33)	$1.35	$1.41
Discontinued operations	(0.09)	0.01	(0.07)
Net (loss) income	$(4.42)	$1.36	$1.34
Shares used in determining basic earnings per share	93,210	94,104	93,393
Diluted earnings per share:
Continuing operations	$(4.33)	$1.34	$1.40
Discontinued operations	(0.09)	0.01	(0.07)
Net (loss) income	$(4.42)	$1.35	$1.32
Shares used in determining diluted earnings per share	93,210	94,558	94,178
Cash dividends per share	$0.36	$0.30	$0.27
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Voting and
	Non-voting				Accumulated
	Common Stock		Additional		Other			Total
	Issued		Paid-in	Retained	Comprehensive	Unearned	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Equity	Income (Loss)
	(Dollars in thousands)
Balance, January 1, 2006	93,767,468	$9	$746,161	$404,010	$21,830	$—	$(26,278)	$1,145,732
Adjustment (note 1)	—	—	—	(10,792)	—	—	—	(10,792)
Equity compensation	226,797	—	4,564	—	—	—	—	4,564
Exercise of options, including tax benefit of $8,695	1,473,748	—	18,069	—	—	—	—	18,069
Repurchase of common stock	(1,000,000)	—	—	—	—	—	(18,955)	(18,955)
Dividends	—	—	—	(25,215)	—	—	—	(25,215)
Foreign currency translation	—	—	—	—	53,420	—	—	53,420	$53,420
Other	—	—	—	—	4,129	—	—	4,129	4,129
Net income	—	—	—	124,701	—	—	—	124,701	124,701

Balance, December 31, 2006	94,468,013	9	768,794	492,704	79,379	—	(45,233)	1,295,653	$182,250

Adoption of FIN 48 (note 16)	—	—	—	(4,430)	—	—	—	(4,430)
Equity compensation	346,265	—	7,721	—	—	—	—	7,721
Exercise of options, including tax benefit of $1,113	205,485	—	2,614	—	—	—	—	2,614
Dividends	—	—	—	(28,447)	—	—	—	(28,447)
Foreign currency translation	—	—	—	—	12,745	—	—	12,745	$12,745
Other	—	—	—	—	7,864	—	—	7,864	7,864
Retirement of treasury stock	—	—	(45,233)	—	—	—	45,233	—
Net income	—	—	—	127,739	—	—	—	127,739	127,739

Balance, December 31, 2007	95,019,763	9	733,896	587,566	99,988	—	—	1,421,459	$148,348

Equity compensation	365,825	—	6,884	—	—	—	—	6,884
Exercise of options, including tax benefit of $245	60,336	—	825	—	—	—	—	825
Repurchase of common stock	(4,015,143)	—	(53,661)	—	—	—	—	(53,661)
Dividends	—	—	—	(33,902)	—	—	—	(33,902)
Foreign currency translation	—	—	—	—	(134,088)	—	—	(134,088)	$(134,088)
Other	—	—	—	—	(11,890)	—	—	(11,890)	(11,890)
Net loss	—	—	—	(411,901)	—	—	—	(411,901)	(411,901)

Balance, December 31, 2008	91,430,781	$9	$687,944	$141,763	$(45,990)	$—	$—	$783,726	$(557,879)

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating Activities:
Net (loss) income	$(411,901)	$127,739	$124,701
Adjustments to reconcile net (loss) income to net cash from continuing operating activities:
Intangible impairments	643,459	—	—
Depreciation and amortization	53,822	50,027	42,445
Undistributed earnings of equity method investments	(13,821)	(4,084)	(7,951)
Loss (income) from discontinued operations, net of tax	8,276	(774)	6,960
Loss on debt redemption	—	18,634	—
Deferred income taxes	(101,033)	29,744	29,947
Minority interests	1,133	1,972	2,172
Changes in operating assets and liabilities:
Accounts receivable	145,287	22,752	(49,818)
Inventories	144,385	(145,755)	(209,929)
Floor plan notes payable	(1,209)	208,252	140,823
Accounts payable and accrued expenses	(125,456)	(29,815)	61,370
Other	64,125	21,557	(15,105)

Net cash from continuing operating activities	407,067	300,249	125,615

Investing Activities:
Purchase of equipment and improvements	(210,974)	(194,493)	(222,782)
Proceeds from sale-leaseback transactions	37,422	131,793	106,167
Dealership acquisitions, net, including repayment of sellers floor plan notes payable of $30,711, $51,904 and $111,347, respectively	(147,089)	(180,721)	(368,193)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	(219,000)	—	—
Other	(1,500)	15,518	—

Net cash from continuing investing activities	(541,141)	(227,903)	(484,808)

Financing Activities:
Proceeds from borrowings under U.S. Credit Agreement	550,900	426,900	441,500
Repayments under U.S. Credit Agreement	(550,900)	(426,900)	(713,500)
Proceeds from U.S. Credit Agreement term loan	219,000	—	—
Repayments under U.S. Credit Agreement term loan	(10,000)	—	—
Proceeds from mortgage facility	42,400	—	—
Issuance of subordinated debt	—	—	750,000
Net (repayments) borrowings of other long-term debt	(1,520)	(34,190)	60,925
Net borrowings (repayments) of floor plan notes payable — non-trade	(54,252)	193,428	(55,287)
Payment of deferred financing costs	(661)	—	(17,210)
Redemption 9 5/8% senior subordinated debt	—	(314,439)	—
Proceeds from exercises of options, including excess tax benefit	825	2,614	18,069
Repurchase of common stock	(53,661)	—	(18,955)
Dividends	(33,902)	(28,447)	(25,215)

Net cash from continuing financing activities	108,229	(181,034)	440,327

Discontinued operations:
Net cash from discontinued operating activities	(4,235)	16,879	(66,401)
Net cash from discontinued investing activities	64,288	69,692	52,536
Net cash from discontinued financing activities	(28,897)	16,886	(54,889)

Net cash from discontinued operations	31,156	103,457	(68,754)

Net change in cash and cash equivalents	5,311	(5,231)	12,380
Cash and cash equivalents, beginning of period	14,798	20,029	7,649

Cash and cash equivalents, end of period	$20,109	$14,798	$20,029

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$125,184	$138,941	$105,787
Income taxes	8,862	35,054	35,230
Seller financed/assumed debt	4,728	2,992	64,168
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
1. Organization and Summary of Significant Accounting Policies
Business Overview and Concentrations
Penske Automotive Group, Inc. (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, parts, collision repair, finance and lease contracts, third-party insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a significant number of franchise agreements, could have a material impact on the Company’s results of operations, financial position and cash flows. For the year ended December 31, 2008, BMW/MINI franchises accounted for 22% of the Company’s total revenues, Toyota/Lexus franchises accounted for 19%, Honda/Acura franchises accounted for 15% and Daimler franchises accounted for 10%. No other manufacturers’ franchises accounted for more than 10% of our total revenue. At December 31, 2008 and 2007, the Company had receivables from manufacturers of $72,493 and $88,014, respectively. In addition, a large portion of the Company’s contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance subsidiaries. In 2007, the Company established a wholly-owned subsidiary, smart USA Distributor LLC (“smart USA”), which is the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico.
Basis of Presentation
Results for the year ended December 31, 2008 include charges of $661,880, including $643,459 relating to goodwill and franchise asset impairments, as well as, an additional $18,421 of dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike. Results for the year ended December 31, 2007 include charges of $18,634 relating to the redemption of the $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes and $6,267 relating to impairment losses.
The consolidated financial statements include all majority-owned subsidiaries. Investments in affiliated companies, representing an ownership interest in the voting stock of the affiliate of between 20% and 50% or an investment in a limited partnership or a limited liability corporation for which the Company’s investment is more than minor, are stated at cost of acquisition plus the Company’s equity in undistributed net income since acquisition. All intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been adjusted for entities that have been treated as discontinued operations through December 31, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
In June 2008, the Company acquired a 9% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation (collectively, “GE Capital”) in exchange for $219,000. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which permitted the Company to adjust for the cumulative effect of prior period immaterial errors in the carrying amount of assets and liabilities as of the beginning of 2006, with an offsetting adjustment to the opening balance of retained earnings in that year. SAB 108 required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when that information was next presented. Such adjustments did not require previously filed reports with the SEC to be amended. Pursuant to SAB 108, the Company adjusted its opening retained earnings for fiscal 2006 and its financial results for the first three quarters of fiscal 2006 to correct errors related to operating leases with scheduled rent increases which were not accounted for on a straight line basis over the rental period. A summary of the errors, which were previously determined to be immaterial on a quantitative and qualitative basis under the Company’s assessment methodology for each individual period, follows:

2006
Cumulative effect on stockholders’ equity as of January 1,	$(10,792)
Effect on:
Net income for the three months ended March 31,	$(138)
Net income for the three months ended June 30,	$(143)
Net income for the three months ended September 30,	$(143)

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Reclassification
The 2007 balance sheet has been reclassified to conform to the current year presentation.
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
Contracts in Transit
Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in the Company’s consolidated balance sheets, amounted to $106,058 and $181,410 as of December 31, 2008 and 2007, respectively.
Inventory Valuation
Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts and accessories are based on factory list prices.
Property and Equipment
Property and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than leasehold improvements, range between 3 and 15 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset, not to exceed 40 years.
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
Income Taxes
Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not more likely than not to allow for the use of the deduction or credit.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Intangible Assets
The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. Intangible assets are required to be amortized over their estimated useful lives. The Company believes the franchise values of its dealerships have an indefinite useful life based on the following facts:
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
Impairment Testing
Franchise value impairment is assessed as of October 1 every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amounts and estimated fair values. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized up to that excess. The fair value of franchise value is determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and the Company’s cost of capital. The Company also evaluates its franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support its assessment that the franchise has an indefinite life. As discussed in Note 7, the Company determined that the carrying value as of December 31, 2008 relating to certain of its franchise value was impaired and recorded a pre-tax non-cash impairment charge of $37,110.
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. The Company has determined that the dealerships in each of its operating segments within the Retail reportable segment, which are organized by geography, are components that are aggregated into five reporting units as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Accordingly, our operating segments are also considered our reporting units for the purpose of goodwill impairment testing relating to the Company’s Retail segment. There is no goodwill recorded in the Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed the estimated fair value. The fair value of goodwill is determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and the Company’s cost of capital. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to that excess. As discussed in Note 7, the Company determined that the carrying value of goodwill as of December 31, 2008 relating to certain reporting units was impaired and recorded a pre-tax non-cash impairment charge of $606,349.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Investments
Investments include marketable securities and investments in businesses accounted for under the equity method. A majority of the Company’s investments are in joint venture relationships. Such joint venture relationships are accounted for under the equity method, pursuant to which the Company records its proportionate share of the joint ventures’ income each period. In June 2008, the Company acquired the 9% limited partnership interest in PTL for $219,000 from GE Capital.
Under an arrangement which terminated at the end of 2008, the Company and Sirius Satellite Radio Inc. (“Sirius”) agreed to jointly promote Sirius Satellite Radio service. Pursuant to the terms of the arrangement with Sirius, the Company’s dealerships in the U.S. endeavored to order a significant percentage of eligible vehicles with a factory installed Sirius radio. The Company’s costs relating to such marketing initiatives are expensed as incurred. As compensation for its efforts, the Company received warrants to purchase ten million shares of Sirius common stock at $2.392 per share in 2004 that were earned ratably on an annual basis through January 2009. The Company measured the fair value of the warrants earned ratably on the date they were earned as there were no significant disincentives for non-performance. Since the Company could reasonably estimate the number of warrants being earned pursuant to the ratable schedule, the estimated fair value (based on current fair value) of these warrants was recognized ratably during each annual period. The Company also received the right to earn additional warrants to purchase Sirius common stock at $2.392 per share based upon the sale of certain units of specified vehicle brands through December 31, 2007. The Company earned warrants for 189,300 and 1,269,700 shares during the years ended December 31, 2007 and 2006, respectively. Since the Company could not reasonably estimate the number of warrants earned subject to the sale of units, the fair value of these warrants was recognized when they were earned. Based on the value of Sirius stock on December 31, 2008, the Company does not expect to receive any further value for the unexercised warrants it has achieved, which expire on July 5, 2009, under this arrangement.
The remaining marketable securities held by the Company are classified as available for sale and are stated at fair value, determined by the use of Level 1 inputs as described under SFAS No. 157, on our balance sheet and related unrealized gains and losses are included in other comprehensive income (loss), a separate component of stockholders’ equity.
Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment was identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and the Company’s cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. During 2007, the Company recorded an adjustment to the carrying value of its investment in Internet Brands to recognize an other than temporary impairment of $3,360 which became apparent upon its initial public offering. As a result of continued deterioration in the value of the stock, the Company recorded an additional other than temporary impairment charge of $506 relating to Internet Brands during the fourth quarter of 2008.
Foreign Currency Translation
For all of the Company’s foreign operations, the functional currency is the local currency. The revenue and expense accounts of the Company’s foreign operations are translated into U.S. dollars using the average exchange rates that prevailed during the period. Assets and liabilities of foreign operations are translated into U.S. dollars using period end exchange rates. Cumulative translation adjustments relating to foreign functional currency assets and liabilities are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, available for sale investments, accounts payable, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting. A summary of the fair value of the subordinated notes, based on quoted, level one market data, follows:

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.75% Senior Subordinated Notes due 2016	$375,000	$150,938	$375,000	$361,875
3.5% Senior Subordinated Convertible Notes due 2026	375,000	206,250	375,000	373,650

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Revenue Recognition
Vehicle, Parts and Service Sales
The Company records revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed, and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award is received, or upon attainment of the particular program goals if not associated with individual vehicles.
Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, the Company sells its installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. The Company receives a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. The Company also receives commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company received may be charged back based on the terms of the contracts. The revenue the Company records relating to these transactions is net of an estimate of the amount of chargebacks the Company will be required to pay. The Company’s estimate is based upon the Company’s historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $20,420 and $19,400 as of December 31, 2008 and 2007, respectively. Changes in reserve estimates relate primarily to an increase in the level of chargeback activity.
Defined Contribution Plans
The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. The Company suspended its contributions to its U.S. 401(K) plan beginning in the fourth quarter 2008. The Company incurred expense of $10,424, $11,053 and $9,596 relating to such plans during the years ended December 31, 2008, 2007 and 2006, respectively.
Advertising
Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred net advertising costs of $81,274, $87,120 and $83,656 during the years ended December 31, 2008, 2007 and 2006, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $7,696, $15,524 and $6,940 during the years ended December 31, 2008, 2007 and 2006, respectively.
Self Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined exposure limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Earnings Per Share
Basic earnings per share is computed using net income and the weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options and restricted stock. For the year ended December 31, 2008, no stock options or restricted stock were included in the computation of diluted loss per share because the Company reported a net loss from continuing operations and the effect of their inclusion would be anti-dilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 follows:

	Year Ended December 31,
	2008	2007	2006
Weighted average number of common shares outstanding	93,210	94,104	93,393
Effect of stock options	—	193	425
Effect of restricted stock	—	261	360

Weighted average number of common shares outstanding, including effect of dilutive securities	93,210	94,558	94,178

As of December 31, 2008, 449 and 3 shares of restricted stock and stock options, respectively, have been excluded from the calculation of diluted earnings per share because the effect of such securities was anti-dilutive. There were no anti-dilutive shares of restricted stock or stock options in 2007 or 2006. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 9, may be converted to voting common stock. As of December 31, 2008 2007, and 2006, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.
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
Stock-Based Compensation
SFAS No. 123(R), “Share-Based Payment,” as amended and interpreted, requires the Company to record compensation expense for all awards based on their grant-date fair value. The Company’s share-based payments have generally been in the form of “non-vested shares,” the fair value of which are measured as if they were vested and issued on the grant date.
New Accounting Pronouncements
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements relating to fair value measurements. The FASB provided a one year deferral of the provisions of this pronouncement for non-financial assets and liabilities, however, the relevant provisions of SFAS No. 157 required by SFAS No. 159 were adopted as of January 1, 2008. SFAS No. 157 thus became effective for the Company’s non-financial assets and liabilities on January 1, 2009. The Company continues to evaluate the impact of this pronouncement on its non-financial assets and liabilities, including but not limited to, the valuation of reporting units for the purpose of assessing goodwill impairment, the valuation of franchise rights in connection with assessing franchise value impairments, the valuation of property and equipment in connection with assessing long-lived asset impairment, the valuation of liabilities in connection with exit or disposal activities, and the valuation of assets acquired and liabilities assumed in business combinations.

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
SFAS No. 141(R) “Business Combinations” requires almost all assets acquired and liabilities assumed in connection with a business combination to be recorded at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, and all acquisition related costs to be expensed as incurred. The pronouncement also clarifies the accounting under various scenarios such as step purchases or situations in which the fair value of assets and liabilities acquired exceeds the total consideration. SFAS No. 141(R) became effective for the Company on January 1, 2009.
SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” clarifies that a noncontrolling interest in a subsidiary must be measured at fair value and classified as a separate component of equity. This pronouncement also outlines the accounting for changes in a parent’s ownership in a subsidiary. SFAS No. 160 became effective for the Company on January 1, 2009 and will require the Company to reclassify its minority interest liabilities to shareholders equity for the Company’s non-wholly-owned consolidated subsidiaries.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to explain why and how an entity uses derivative instruments, how the hedged items are accounted for under the relevant literature and how the derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 became effective for the Company on January 1, 2009. This pronouncement will have no impact on the Company’s accounting, and the Company will include the additional disclosure requirements beginning with it’s first quarter 2009 10-Q filing.
FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” requires the issuer of a convertible debt instrument that may be settled in cash upon conversion, including partial cash settlement, to separately account for the debt and equity components of the instrument. The value to be ascribed to the debt portion of the instrument is determined using a fair value methodology, with the residual representing the equity component. The equity component will be recorded as an increase in stockholders equity, with the debt discount being amortized as additional interest expense over the expected life of the instrument. FSP APB 14-1 became effective for the fiscal year beginning January 1, 2009, and requires retrospective application to all periods presented. The Company will apply this guidance to the accounting for its 3.5% Senior Subordinated Convertible Notes due 2026 (the “Notes”), which the Company issued in January 2006. It is expected that the Company will assign approximately $74,000 to the equity component as of the Notes issuance date. In addition, interest expense will be restated for all periods presented, with an increase of approximately $15,000 expected for the year ended December 31, 2009. Due to the prepayment features included within the Notes, the recording of incremental interest expense will be completed in April 2011.
FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,"Goodwill and Other Intangible Assets.” FSP FAS 142-3 became effective for the Company on January 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The FSP will impact the Company’s assignment of franchise value in the U.K. for future acquisitions.
2. Equity Method Investees
In June 2008, the Company acquired the 9% limited partnership interest in PTL, a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation (collectively, “GE Capital”) in exchange for $219,000. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The Company’s other investments in companies that are accounted for under the equity method consist of the following: the Jacobs Group (50%), the Nix Group (50%), the Reisacher Group (50%), Penske Wynn Ferrari Maserati (50%), Max Cycles (50%), Toyota de Monterrey (48.7%), Toyota de Aguascalientes (45%), QEK Global Solutions (22.5%), Cycle Express, LP (9.4%), and Fleetwash, LLC (7%). All of these operations except QEK, Fleetwash, Cycle Express, and Max Cycles are engaged in the sale and servicing of automobiles. QEK is an automotive fleet management company, Fleetwash provides vehicle fleet washing services, Cycle Express provides auction services to the motorcycle, ATV and other recreational vehicle market, and Max Cycles is engaged in the sale and servicing of BMW motorcycles. The Company’s investment in entities accounted for under the equity method amounted to $296,487 and $62,752 at December 31, 2008 and 2007, respectively.
The combined results of operations and financial position of the Company’s equity basis investments are summarized as follows:
Condensed income statement information:

	Year Ended December 31,
	2008	2007	2006
Revenues	$5,220,893	$1,074,144	$927,158
Gross margin	2,003,977	199,033	172,089
Net income	242,001	7,079	17,372

Equity in net income of affiliates	16,513	4,084	8,201
Condensed balance sheet information:

	December 31,	December 31,
	2008	2007
Current assets	$1,097,773	$318,965
Noncurrent assets	6,725,220	284,184

Total assets	$7,822,993	$603,149

Current liabilities	$1,028,494	$305,607
Noncurrent liabilities	5,739,895	124,368
Equity	1,054,604	173,174

Total liabilities and equity	$7,822,993	$603,149

3. Business Combinations
The Company’s retail operations acquired thirteen and eleven franchises during 2008 and 2007, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. Purchase price allocations may be subject to final adjustment. Of the total amount allocated to intangible assets, approximately $22,523 and $4,250 is deductible for tax purposes as of December 31, 2008 and 2007, respectively. A summary of the aggregate purchase price allocations in each year follows:

	December 31,
	2008	2007
Accounts receivable	$4,845	$16,198
Inventory	70,130	68,449
Other current assets	962	2,979
Property and equipment	4,734	6,152
Goodwill	57,729	104,846
Franchise value	23,894	41,917
Other assets	1,084	6,921
Current liabilities	(11,561)	(19,219)
Non-current liabilities	—	(44,530)

Total purchase price	151,817	183,713
Seller financed/assumed debt	(4,728)	(2,992)

Cash used in dealership acquisitions	$147,089	$180,721

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2008 and 2007 give effect to acquisitions consummated during 2008 and 2007 as if they had occurred on January 1, 2007.

	December 31,
	2008	2007
Revenues	$12,037,375	$13,743,527
(Loss) income from continuing operations	(401,433)	131,085
Net (loss) income	(409,709)	131,859
(Loss) income from continuing operations per diluted common share	(4.31)	1.39
Net (loss) income per diluted common share	$(4.40)	$1.39
4. Discontinued Operations
The Company accounts for dispositions of its retail operations as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations. In reaching the determination as to whether the cash flows of a dealership will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company owned dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. The net assets of dealerships accounted for as discontinued operations as of December 31, 2008 were immaterial. Combined income statement information regarding dealerships accounted for as discontinued operations follows:

	Year Ended December 31,
	2008	2007	2006
Revenues	$271,401	$656,505	$1,152,984
Pre-tax (loss) income	(8,568)	344	(7,827)
Gain (loss) on disposal	(7,391)	1,276	(2,995)
5. Inventories
Inventories consisted of the following:

	December 31,	December 31,
	2008	2007
New vehicles	$1,251,727	$1,209,520
Used vehicles	259,474	375,029
Parts, accessories and other	82,066	82,973

Total inventories, net	$1,593,267	$1,667,522

The Company receives non-refundable credits from certain of its vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $24,884, $31,031 and $29,443 during the years ended December 31, 2008, 2007 and 2006, respectively.
6. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2008	2007
Buildings and leasehold improvements	$583,301	$528,816
Furniture, fixtures and equipment	292,369	289,056

Total	875,670	817,872
Less: Accumulated depreciation and amortization	(213,177)	(201,671)

Property and equipment, net	$662,493	$616,201

As of December 31, 2008 and 2007, approximately $27,700 and $23,700, respectively, of capitalized interest is included in buildings and leasehold improvements and is being amortized over the useful life of the related assets.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
7. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and franchise value during the years ended December 31, 2008 and 2007:

		Franchise
	Goodwill	Value
Balance — December 31, 2006	$1,279,995	$241,240
Additions	104,846	41,917
Deletions	(10,254)	(1,224)
Reclassifications	49,248	(49,248)
Foreign currency translation	6,596	3,625

Balance — December 31, 2007	$1,430,431	$236,310
Additions	57,729	23,894
Deletions	(356)	(1,758)
Impairment	(606,349)	(37,110)
Foreign currency translation	(103,644)	(24,498)

Balance — December 31, 2008	$777,811	$196,838

We were required to perform our test for goodwill and franchise value impairment during the fourth quarter. Due to the continued tightening of the credit markets and deterioration in our operating results during the fourth quarter, we utilized information as of December 31 in our testing.
The test for goodwill impairment, as defined by SFAS No. 142, is a two-step approach. The first step of the goodwill impairment test requires a determination of whether or not the fair value of a reporting unit is less than its carrying value. If so, the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step to all of the reporting units’ assets and liabilities, including goodwill (as if the calculated fair value was the purchase price in a business combination). If the calculated fair value of the implied goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is recognized as a non-cash impairment charge. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.
We estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using our weighted average cost of capital as the discount rate. We also considered whether the allocation of our enterprise value, which is comprised of our market capitalization and our debt, supported the values obtained through our “income” approach. Through this consideration we include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. The discounted cash flow approach used in the impairment test contains significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the Company’s cost of capital. Due to the weak operating environment, particularly in the fourth quarter of 2008, the Company adjusted the assumptions underlying its historical discounted cash flow. Among the assumptions applied are projected cash flows for 2009 which are lower than historical levels. Revenue and profitability growth estimates reflect growth beginning after 2009 at levels slightly above historical rates to reflect anticipated improvement to the business environment, while the residual value reflects a growth rate more consistent with our historical growth rate. Additionally, the discount rate used in the current year reflects an increase in the Company’s cost of capital due to the turbulence in worldwide credit markets.
The requirements of the goodwill impairment testing process are such that, in our situation, if the first step of the impairment testing process indicates that the fair value of the reporting unit is below its carrying value (even by a relatively small amount), the requirements of the second step of the test result in a significant decrease in the amount of goodwill recorded on the balance sheet. This is due to the fact that, prior to our adoption on July 1, 2001 of SFAS No. 141, “Business Combinations,” we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we are required by SFAS No. 142 to assign value to any previously unrecognized identifiable intangible assets (including such franchise rights, which are substantial) even though such amounts are not separately recorded on our Consolidated Balance Sheet.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
As a result of completing the first step of this interim goodwill impairment test, we determined that the carrying value of the goodwill in four of our five reporting units exceeded their fair value, which required us to perform the second step of the goodwill impairment test. Due to the fact that we were required to allocate significant value to the theoretical value of the franchise value we did not record prior to the advent of SFAS No.142, the remaining fair value that was allocated to goodwill was significantly reduced. In effect, we were required by the second step of the impairment testing under SFAS No. 142 to reduce our goodwill by the amount of our previously unrecognized franchise value. Based on the results of the second step of the goodwill impairment test, we determined that goodwill was impaired, and we recorded an estimated pre-tax non-cash impairment charge of $606,349. We expect to finalize this non-cash goodwill impairment amount during the first quarter of 2009 as the valuation of certain assets and liabilities is completed, and any adjustment will be reflected in the Company’s results for the first quarter of 2009.
In connection with the impairment testing of our goodwill noted above, we also tested our franchise value for impairment as of December 31, and determined that $37,110 of the carrying value associated with franchise value was impaired.
If there is continued deterioration in the retail automotive market, or if the growth assumptions embodied in the current year impairment test prove inaccurate, the Company may incur incremental impairment charges. In particular, a decline of 10% or more in the estimated fair market value of our U.K. reporting unit would yield a further substantial write down. The net book value of the goodwill attributable to the U.K. reporting unit is approximately $306,000, a substantial portion of which would likely be written off if step one of the impairment test indicated impairment. If we experienced such a decline in our other reporting units, we would not expect to incur significant goodwill impairment charges. However, a 10% reduction in the estimated fair value of the franchises would result in incremental franchise value impairment charges of approximately $10,000.
During 2007, the Company recorded a reclassification between goodwill and franchise value to correct an immaterial error in the carrying value of franchise value recorded in connection with certain business combination transactions between 2002 and 2006.
8. Floor Plan Notes Payable — Trade and Non-trade
The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company has not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries and in the U.S. are guaranteed by the Company’s parent. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR or Euro Interbank offer Rate. The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 10, was 5.0%, 5.2% and 6.1% for the years ended December 31, 2008, 2007 and 2006, respectively. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated balance sheets and classifies related cash flows as a financing activity on its consolidated statements of cash flows.
9. Long-Term Debt
Long-term debt consisted of the following:

	December 31,	December 31,
	2008	2007
U.S. credit agreement — revolving credit line	$—	$—
U.S. credit agreement — term loan	209,000	—
U.K. credit agreement — revolving credit line	59,831	23,844
U.K. credit agreement — term loan	25,752	49,091
U.K. credit agreement — seasonally adjusted overdraft line of credit	9,502	18,330
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026	375,000	375,000
Mortgage facilities	42,243	—
Other	2,909	3,363

Total long-term debt	1,099,237	844,628
Less: current portion	(11,305)	(14,522)

Net long-term debt	$1,087,932	$830,106

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2009	$11,305
2010	11,360
2011	659,572
2012	1,133
2013	1,196
2014 and thereafter	414,671

Total long-term debt	$1,099,237

Principal repayments under our $375.0 million of 3.5% senior subordinated notes due in 2026 are reflected in the table above, however, while these notes are not due until 2026, in 2011 the holders may require us to purchase all or a portion of their notes for cash. This acceleration of ultimate repayment is reflected in the table above.
U.S. Credit Agreement
The Company is party to a $479,000 credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan originally funded for $219,000, and for an additional $10,000 of availability for letters of credit, through September 30, 2011. The revolving loans bear interest at a defined LIBOR plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be reborrowed. The Company repaid $10,000 of this term loan in the fourth quarter of 2008.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2008, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2008, $209,000 of term loans and $500 of letters of credit were outstanding under this facility. No revolving loans were outstanding as of December 31, 2008.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, as amended, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement was amended in 2008 to provide greater flexibility within the financial covenants and increase the borrowing rates. This facility provides for (1) up to £80,000 in revolving loans through August 31, 2011, which bears interest between a defined LIBOR plus 1.0% and defined LIBOR plus 1.6%, (2) a term loan originally funded for £30,000 which bears interest between 6.29% and 6.89% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £20,000 that bears interest at the Bank of England Base Rate plus 1.75%, and matures on August 31, 2011.
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2008, the U.K. subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of December 31, 2008, outstanding loans under the U.K. Credit Agreement amounted to £65,158 ($95,085), including £17,647 ($25,752) under the term loan.
7.75% Senior Subordinated Notes
On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on a unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2008, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and subordinate to all future and existing debt under the Company’s credit agreements and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2008, the Company was in compliance with all negative covenants and there were no events of default.
Holders of the convertible notes may convert them based on a conversion rate of 42.7796 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.38 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period, if the closing price of the common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.43 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of the common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.
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
Mortgage Facilities
The Company is party to a $42,400 seven year mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event the Company exercises its options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of December 31, 2008, $42,243 was outstanding under this facility.
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
10. Interest Rate Swaps
The Company is party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300,000 of the Company’s U.S. floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time subject to the settlement of the then current fair value of the swap arrangements. These swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. During 2008, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.2%. As of December 31, 2008, the Company used Level 2 inputs as described under SFAS No. 157 to estimate the fair value of these contracts to be a $15,375 liability, and expects approximately $8,403 associated with the swaps to be recognized as an increase of interest expense over the next twelve months.
The Company was party to an interest rate swap agreement which expired in January 2008, pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of LIBOR based U.S. floor plan borrowings.
11. Off-Balance Sheet Arrangements
The Convertible Notes are convertible into shares of the Company’s common stock, at the option of the holder, as described in Note 9. Certain of these conditions are linked to the market value of the common stock. This type of financing arrangement was selected, as opposed to other forms of available financing, in order to achieve a more favorable interest rate. Since the Company or the holders of the Convertible Notes can redeem these notes on or after April, 2011, a conversion or a redemption of these notes is likely to occur in 2011. Such redemption or conversion will include cash for the principal amount of the Convertible Notes then outstanding plus an amount payable in either cash or stock, at the Company’s option, depending on the trading price of the common stock.
Also, see Note 12 for a discussion of the Company’s lease obligations relating to properties associated with disposed franchises.
12. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to issues with customers, employment related matters, class action claims, purported class action claims, and claims brought by governmental authorities. As of December 31, 2008, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. See MD&A — “Forward Looking Statements.”

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The Company was party to a joint venture agreement with respect to one of the Company’s franchises pursuant to which the Company was required to repurchase its partner’s interest. The Company completed this repurchase on July 23, 2008 with a payment of $5,100.
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its dealerships properties and other facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at the Company’s election. The Company estimates the total rent obligations under these leases including any extension periods it may exercise at its discretion and assuming constant consumer price indices to be $4.8 billion. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with specified financial rations, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease, as defined.
Minimum future rental payments required under operating leases in effect as of December 31, 2008 are as follows:

2009	$167,445
2010	165,476
2011	164,627
2012	163,415
2013	162,695
2014 and thereafter	3,997,568

$4,821,226

Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $160,100, $150,573 and $131,043, respectively. Of the total rental payments, $470, $455 and $9,860, respectively, were made to related parties during 2008, 2007 and 2006, respectively (See Note 13).
Since 1999, the Company has sold a number of dealerships to third parties. As a condition to the sale, the Company has at times remained liable for the lease payments relating to the properties on which those franchises operate. The aggregate rent paid by the tenants on those properties in 2008 was approximately $13,365, and, in aggregate, the Company currently guarantees or is otherwise liable for approximately $218,680 of lease payments, including lease payments during available renewal periods. The Company relies on the buyer of the franchise to pay the associated rent and maintain the property. In the event the buyer does not perform as expected (due to the buyer’s financial condition or other factors such as the market performance of the underlying vehicle manufacturer), the Company may not be able to recover amounts owed to it by the buyer. In this event, the Company could be required to fulfill these obligations, which could materially adversely affect its results of operations, financial condition or cash flows.
13. Related Party Transactions
The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. During the years ended December 31, 2008, 2007 and 2006, the Company paid $470, $455 and $4,160, respectively, to AGR under these lease agreements. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR. Each of these transactions is valued at a price that is independently confirmed. During the year ended December 31, 2006, the Company sold AGR real property and/or improvements for $132, which was subsequently leased by AGR to the Company. There were no gains or losses associated with such sales. During the year ended December 31, 2006, the Company purchased $25,630 of real property and improvements from AGR. There were no purchase or sale transactions with AGR in 2007 or 2008.
The Company sometimes pays to and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions and those relating to AGR mentioned above are reviewed periodically by the Company’s Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During the years ended December 31, 2008, 2007 and 2006, Penske Corporation and its affiliates billed the Company $2,522, $3,989 and $5,396, respectively, and the Company billed Penske Corporation and its affiliates $27, $105 and $223, respectively, for such services. As of December 31, 2008 and 2007, the Company had $11 and $4 of receivables from and $313 and $358 of payables to Penske Corporation and its subsidiaries, respectively.

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
The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 40% of PTL. The remaining 51% of PTL is owned by GE Capital. The Company is party to a partnership agreement among the other partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. In 2008, the Company received $2,691 from PTL in pro rata dividends. The Company is also party to a five year sublease pursuant to which PTL occupies a portion of one of our dealership locations in New Jersey for $87 per year plus its pro rata share of certain property expenses. During 2008, smart USA paid PTL $1,164 for assistance with roadside assistance and other services to smart fortwo owners, of which $860 includes pass-through expenses to be paid by PTL to third party vendors.
Pursuant to the stock repurchase program described in Note 15 below, the Company repurchased an aggregate of 950,000 shares of it’s outstanding common stock from Eustace W. Mita, a former director, for $10,300. The transaction prices were based on the closing prices of the Company’s common stock on the New York Stock Exchange on the dates the shares were acquired.
From time to time the Company enters into joint venture relationships in the ordinary course of business, pursuant to which it acquires automotive dealerships together with other investors. The Company may also provide these dealerships with working capital and other debt financing at costs that are based on the Company’s incremental borrowing rate. As of December 31, 2008, the Company’s automotive joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	88.53	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Munich, Germany	BMW, MINI	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Achen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(C)
Mexico	Toyota	48.70	%(C)
Mexico	Toyota	45.00	%(C)

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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
14. Stock-Based Compensation
Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 4,200 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of December 31, 2008, 2,254 shares of common stock were available for grant under the Plan. Compensation expense related to the Plan was $5,710, $5,045, and $3,610 during the years ended December 31, 2008, 2007 and 2006, respectively.
Restricted Stock
During 2008, 2007 and 2006, the Company granted 378, 269 and 245 shares, respectively, of restricted common stock at no cost to participants under the Plan. The restricted stock entitles the participants to vote their respective shares and receive dividends. The shares are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four year period from the grant date. The grant date quoted market price of the underlying common stock is amortized to expense over the restriction period. As of December 31, 2008, there was $8,838 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the next 3.5 years.
Presented below is a summary of the status of the Company’s restricted stock as of December 31, 2007 and changes during the year ended December 31, 2008:

		Weighted Average
	Shares	Grant-Date Fair Value	Intrinsic Value
December 31, 2007	705	$19.24	$12,300
Granted	378	18.62
Vested	(327)	17.64
Forfeited	(16)	19.77

December 31, 2008	740	$19.45	$5,700

Stock Options
Options were granted by the Company prior to 2006. These options generally vested over a three year period and had a maximum term of ten years.
Presented below is a summary of the status of stock options held by participants during 2008, 2007 and 2006:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	386	$9.11	733	$8.40	1,406	$8.20
Granted	—	—	—	—	—	—
Exercised	60	9.61	205	7.30	673	7.98
Forfeited	2	8.95	142	8.05	—	—

Options outstanding at end of year	324	$9.01	386	$9.11	733	$8.40

The following table summarizes the status of stock options outstanding and exercisable for the year ended December 31, 2008:

		Weighted	Weighted			Weighted
	Stock	Average	Average		Stock	Average
	Options	Remaining	Exercise	Intrinsic	Options	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$3 to $6	85	1.8	$5.65	$653	85	$5.65	$653
$6 to $16	239	2.6	9.94	130	239	9.94	130

	324			$783	324		$783

During 2006, options to purchase 800 shares of common stock with an exercise price of $5.00 per share were exercised that were issued outside of the Plan in 1999. As of December 31, 2008, no options issued outside of the Plan were outstanding.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
15. Stockholders’ Equity
Share Repurchase
In 2007, the Company’s board of directors approved a stock repurchase program for up to $150,000 of outstanding common stock. During 2008, the Company repurchased 4.015 million shares of our outstanding common stock for $53,661, or an average of $13.36 per share.
On January 26, 2006, the Company repurchased 1,000 shares of our outstanding common stock for $18,960, or $18.96 per share.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, follow:

			Accumulated
			Other
	Currency		Comprehensive
	Translation	Other	Income (Loss)
Balance at December 31, 2005	$24,876	$(3,046)	$21,830
Change	53,420	4,129	57,549

Balance at December 31, 2006	78,296	1,083	79,379
Change	12,648	7,961	20,609

Balance at December 31, 2007	90,944	9,044	99,988

Change	(134,088)	(11,890)	(145,978)

Balance at December 31, 2008	$(43,144)	$(2,846)	$(45,990)

“Other” represents changes associated with the accounting for immaterial items, including: two defined contribution plans in the U.K., changes in the fair value of interest rate swap agreements, and valuation adjustments relating to certain available for sale securities each of which has been excluded from net income and reflected in equity.
16. Income Taxes
Income taxes relating to (loss) income from continuing operations consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(17,908)	$9,390	$15,656
State and local	1,592	2,838	3,371
Foreign	17,329	24,310	19,032

Total current	1,013	36,538	38,059

Deferred:
Federal	(83,383)	20,272	22,539
State and local	(18,676)	4,055	3,613
Foreign	1,026	6,078	4,427

Total deferred	(101,033)	30,405	30,579

Income taxes relating to continuing operations	$(100,020)	$66,943	$68,638

Income taxes relating to income (loss) from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2008	2007	2006
Income taxes relating to continuing operations at federal statutory rate of 35%	$(175,879)	$68,655	$70,909
State and local income taxes, net of federal taxes	(12,173)	4,353	3,862
Foreign	(1,809)	(4,594)	(6,694)
Goodwill impairment	90,575	—	—
Other	(734)	(1,471)	561

Income taxes relating to continuing operations	$(100,020)	$66,943	$68,638

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The components of deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred Tax Assets
Accrued liabilities	$41,362	$29,424
Net operating loss carryforwards	24,051	8,154
Interest rate swap	6,273	384
Other	3,101	5,508

Total deferred tax assets	74,787	43,470
Valuation allowance	(3,378)	(2,337)

Net deferred tax assets	71,409	41,133

Deferred Tax Liabilities
Depreciation and amortization	(51,748)	(189,595)
Partnership investments	(58,992)	(16,412)
Convertible notes	(22,795)	—
Other	(2,575)	(16,253)

Total deferred tax liabilities	(136,110)	(222,260)

Net deferred tax liabilities	$(64,701)	$(181,127)

As of December 31, 2008 and 2007, approximately $676,321 and $653,798 respectively, of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences relating to such tax deductible goodwill.
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
The movement in uncertain tax positions for the year ended December 31, 2008 was as follows:

Uncertain tax positions — January 1, 2008	$43,333
Gross increase — tax position in prior periods	2,751
Gross decrease — tax position in prior periods	(787)
Gross increase — current period tax position	50
Settlements	(1,453)
Lapse in statute of limitations	(1,481)
Foreign exchange	(9,512)

Uncertain tax positions — December 31, 2008	$32,901

The Company has elected to include interest and penalties in its income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2008 was $6,739. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. The Company’s U.S. federal returns remain open to examination for 2007 and various foreign and U.S. states jurisdictions are open for periods ranging from 2002 through 2007. The portion of the total amount of uncertain tax positions as of December 31, 2008 that would, if recognized, impact the effective tax rate was $21,939.
The Company does not provide for U.S. taxes relating to undistributed earnings or losses of its foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the United Kingdom) was $35,112, $103,395 and $84,635 during the years ended December 31, 2008, 2007 and 2006, respectively. It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2008, the Company has not provided U.S. federal income taxes on a total of $409,993 of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.
At December 31, 2008, the Company has $32,763 of federal net operating loss carryforwards in the U.S. expiring in 2028, $185,845 of state net operating loss carryforwards in the U.S. that expire at various dates through 2028, U.S. federal and state credit carryforwards of $2,967 that will not expire, a U.K. net operating loss carryforward of $3,811 that will not expire, a U.K. capital loss of $3,504 that will not expire, and a German net operating loss of $742 that will not expire. A valuation allowance of $3,349 has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $29 has been recorded against the U.S. state credit carryforwards.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The Company has classified its tax reserves as a long term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.
17. Segment Information
The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has three reportable segments as defined in SFAS No. 131: (i) Retail, consisting of our automotive retail operations, (ii) Distribution, consisting of our distribution of the smart fortwo vehicle, parts and accessories in the U.S. and Puerto Rico and (iii) PAG Investments, consisting of our investments in non-automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships. The individual dealership operations included in the Retail segment have been grouped into five geographic operating segments which are aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1. In connection with the addition of PAG Investments, the third reportable segment, we have reclassified historical amounts to conform to our current segment presentation.
The following table summarizes revenues, floor plan interest expense, other interest expense, depreciation and amortization, equity in earnings (loss) of affiliates and income (loss) from continuing operations before certain non-recurring items, income taxes and minority interest, which is the measure by which management allocates resources to its segments and which we refer to as adjusted segment income (loss), for each of our reportable segments.

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2008	$11,297,536	$409,640	$—	$(60,831)	$11,646,345
2007	12,792,109	—	—	—	12,792,109
2006	10,956,868	—	—	—	10,956,868
Floor plan interest expense
2008	$63,828	$667	$—	$—	$64,495
2007	73,432	—	—	—	73,432
2006	58,513	—	—	—	58,513
Other interest expense
2008	$54,870	$—	$—	$—	$54,870
2007	55,900	—	—	—	55,900
2006	48,848	—	—	—	48,848
Depreciation and amortization
2008	$53,420	$402	$—	$—	$53,822
2007	50,027	—	—	—	50,027
2006	42,445	—	—	—	42,445
Equity in earnings (losses) of affiliates
2008	$3,293	$—	$13,220	$—	$16,513
2007	4,415	—	(331)	—	4,084
2006	7,339	—	862	—	8,201
Adjusted segment income (loss)
2008	$98,188	$30,525	$13,220	$(986)	$140,947
2007	214,845	—	(331)	—	214,514
2006	201,609	—	862	—	202,471

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The following table reconciles total adjusted segment income (loss) to consolidated (loss) income from continuing operations before income taxes and minority interests. Adjusted segment income (loss) excludes the items discussed below in order to enhance the comparability of segment income from period to period. The intangible impairment is associated with the Retail reportable segment as there is no goodwill reported in the Distribution or PAG Investments reportable segments.

	Year Ended December 31,
	2008	2007	2006
Adjusted segment income	$140,947	$214,514	$202,471
Intangible impairments	(643,459)	—	—
Loss on debt redemption	—	(18,634)	—

(Loss) income from continuing operations before income taxes and minority interests	$(502,512)	$195,880	$202,471

Total assets, equity method investments, and capital expenditures by reporting segment are as set forth in the table below.

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Total assets
2008	$3,677,359	$47,054	$240,138	$(1,390)	$3,963,161
2007	4,623,685	36,073	8,795	$—	4,668,553
Equity method investments
2008	$56,349	$—	$240,138	$—	$296,487
2007	53,957	—	8,795	—	62,752
Capital expenditures
2008	$207,433	$5,644	$—	$(2,103)	$210,974
2007	190,531	5,405	—	(1,443)	194,493
2006	222,782	—	—	—	222,782
The following table presents certain data by geographic area:

	Year Ended December 31,
	2008	2007	2006
Sales to external customers:
United States	$7,426,059	$8,026,926	$7,458,355
Foreign	4,220,286	4,765,183	3,498,513

Total sales to external customers	$11,646,345	$12,792,109	$10,956,868

Long-lived assets, net:
United States	$771,197	$460,043
Foreign	210,805	241,039

Total long-lived assets	$982,002	$701,082

The Company’s foreign operations are predominantly based in the United Kingdom.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
18. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008(1)(2)(3)
Total revenues	$3,175,337	$3,337,021	$2,976,045	$2,157,942
Gross profit	488,487	497,083	458,159	348,049
Net income (loss)	33,929	39,864	24,216	(509,910)
Diluted earnings (loss) per share	$0.36	$0.42	$0.26	$(5.61)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007(1)(2)(4)
Total revenues	$3,050,070	$3,334,660	$3,357,919	$3,049,460
Gross profit	457,275	488,051	495,453	458,101
Net income	14,576	40,355	43,400	29,408
Diluted earnings per share	$0.15	$0.43	$0.46	$0.31

(1)	As discussed in Note 4, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

(3)
Results for the year ended December 31, 2008 include fourth quarter charges of $657,590, including $643,459, relating to goodwill and franchise asset impairments, as well as, an additional $14,131 of dealership consolidation and relocation costs, severance costs, and other asset impairment charges, and third quarter charges of $4,290 relating to severance costs, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike.

(4)
Results for the year ended December 31, 2007 include charges of $18,634 relating to the redemption of $300,000 aggregate principal amount of 9.625% Senior Subordinated Notes during the first quarter and $6,267 relating to impairment losses during the fourth quarter.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
19. Condensed Consolidating Financial Information
The following tables include condensed consolidating financial information as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Cash and cash equivalents	$20,109	$—	$—	$14,060	$6,049
Accounts receivable, net	294,567	(196,465)	196,465	182,582	111,985
Inventories	1,593,267	—	—	1,001,571	591,696
Other current assets	88,828	—	3,161	59,931	25,736
Assets held for sale	9,739	—	—	1,700	8,039

Total current assets	2,006,510	(196,465)	199,626	1,259,844	743,505
Property and equipment, net	662,493	—	6,927	416,277	239,289
Intangible assets	974,649	—	—	542,128	432,521
Equity method investments	296,487	—	227,451	—	69,036
Other assets	23,022	(1,303,594)	1,311,271	12,169	3,176

Total assets	$3,963,161	$(1,500,059)	$1,745,275	$2,230,418	$1,487,527

Floor plan notes payable	$968,873	$—	$—	$659,532	$309,341
Floor plan notes payable — non-trade	511,357	—	—	268,987	242,370
Accounts payable	178,811	—	2,183	80,000	96,628
Accrued expenses	196,274	(196,465)	366	94,929	297,444
Current portion of long-term debt	11,305	—	—	978	10,327
Liabilities held for sale	13,492	—	—	1,460	12,032

Total current liabilities	1,880,112	(196,465)	2,549	1,105,886	968,142
Long-term debt	1,087,932	(138,341)	959,000	44,117	223,156
Other long-term liabilities	211,391	—	—	191,526	19,865

Total liabilities	3,179,435	(334,806)	961,549	1,341,529	1,211,163
Total stockholders’ equity	783,726	(1,165,253)	783,726	888,889	276,364

Total liabilities and stockholders’ equity	$3,963,161	$(1,500,059)	$1,745,275	$2,230,418	$1,487,527

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Cash and cash equivalents	$14,798	$—	$—	$480	$14,318
Accounts receivable, net	445,772	(210,645)	210,945	286,457	159,015
Inventories	1,667,522	—	—	914,402	753,120
Other current assets	65,655	—	3,849	27,958	33,848
Assets held for sale	106,983	—	—	79,423	27,560

Total current assets	2,300,730	(210,645)	214,794	1,308,720	987,861
Property and equipment, net	616,201	—	4,617	344,706	266,878
Intangible assets	1,666,741	—	—	1,072,078	594,663
Equity method investments	62,752	—	—	—	62,752
Other assets	22,129	(1,951,050)	1,956,788	12,382	4,009

Total assets	$4,668,553	$(2,161,695)	$2,176,199	$2,737,886	$1,916,163

Floor plan notes payable	$1,060,503	$—	$—	$560,851	$499,652
Floor plan notes payable — non-trade	475,188	—	—	293,190	181,998
Accounts payable	264,473	—	4,550	96,214	163,709
Accrued expenses	210,049	(210,645)	190	63,635	356,869
Current portion of long-term debt	14,522	—	—	496	14,026
Liabilities held for sale	71,304	—	—	43,494	27,810

Total current liabilities	2,096,039	(210,645)	4,740	1,057,880	1,244,064
Long-term debt	830,106	(237,616)	750,000	2,548	315,174
Other long-term liabilities	320,949	—	—	288,647	32,302

Total liabilities	3,247,094	(448,261)	754,740	1,349,075	1,591,540
Total stockholders’ equity	1,421,459	(1,713,434)	1,421,459	1,388,811	324,623

Total liabilities and stockholders’ equity	$4,668,553	$(2,161,695)	$2,176,199	$2,737,886	$1,916,163

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2008

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Revenues	$11,646,345	$—	$—	$6,849,126	$4,797,219
Cost of sales	9,854,567	—	—	5,748,897	4,105,670

Gross profit	1,791,778	—	—	1,100,229	691,549
Selling, general, and administrative expenses	1,494,157	—	26,436	938,655	529,066
Intangible impairments	643,459	—	—	611,520	31,939
Depreciation and amortization	53,822	—	1,233	31,412	21,177

Operating (loss) income	(399,660)	—	(27,669)	(481,358)	109,367
Floor plan interest expense	(64,495)	—	—	(37,439)	(27,056)
Other interest expense	(54,870)	—	(37,860)	(230)	(16,780)
Equity in earnings of affiliates	16,513	—	10,827	—	5,686
Equity in earnings of subsidiaries	—	448,943	(448,943)	—	—

(Loss) income from continuing operations before income taxes and minority interests	(502,512)	448,943	(503,645)	(519,027)	71,217
Income tax benefit (provision)	100,020	(89,157)	100,020	110,927	(21,770)
Minority interests	(1,133)	—	—	—	(1,133)

(Loss) income from continuing operations	(403,625)	359,786	(403,625)	(408,100)	48,314
Loss from discontinued operations, net of tax	(8,276)	8,276	(8,276)	(6,495)	(1,781)

Net (loss) income	$(411,901)	$368,062	$(411,901)	$(414,595)	$46,533

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2007

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Revenues	$12,792,109	$—	$—	$7,099,899	$5,692,210
Cost of sales	10,893,229	—	—	6,009,873	4,883,356

Gross profit	1,898,880	—	—	1,090,026	808,854
Selling, general, and administrative expenses	1,509,091	—	16,529	866,291	626,271
Depreciation and amortization	50,027	—	1,166	26,415	22,446

Operating income (loss)	339,762	—	(17,695)	197,320	160,137
Floor plan interest expense	(73,432)	—	—	(42,277)	(31,155)
Other interest expense	(55,900)	—	(31,509)	(97)	(24,294)
Equity in earnings of affiliates	4,084	—	—	—	4,084
Loss on debt redemption	(18,634)	—	(18,634)	—	—
Equity in earnings of subsidiaries	—	(261,746)	261,746	—	—

Income from continuing operations before income taxes and minority interests	195,880	(261,746)	193,908	154,946	108,772
Income tax provision	(66,943)	88,994	(66,943)	(54,555)	(34,439)
Minority interests	(1,972)	—	—	—	(1,972)

Income from continuing operations	126,965	(172,752)	126,965	100,391	72,361
Income (loss) from discontinued operations, net of tax	774	1,330	774	(1,473)	143

Net income	$127,739	$(171,422)	$127,739	$98,918	$72,504

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2006

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Revenues	$10,956,868	$—	$—	$6,607,478	$4,349,390
Cost of sales	9,297,218	—	—	5,580,906	3,716,312

Gross profit	1,659,650	—	—	1,026,572	633,078
Selling, general, and administrative expenses	1,315,574	—	15,153	805,797	494,624
Depreciation and amortization	42,445	—	1,427	23,432	17,586

Operating income (loss)	301,631	—	(16,580)	197,343	120,868
Floor plan interest expense	(58,513)	—	—	(38,090)	(20,423)
Other interest expense	(48,848)	—	(29,624)	(5)	(19,219)
Equity in earnings of affiliates	8,201	—	—	—	8,201
Equity in earnings of subsidiaries	—	(246,503)	246,503	—	—

Income from continuing operations before income taxes and minority interests	202,471	(246,503)	200,299	159,248	89,427
Income tax provision	(68,638)	84,471	(68,638)	(56,152)	(28,319)
Minority interests	(2,172)	—	—	—	(2,172)

Income from continuing operations	131,661	(162,032)	131,661	103,096	58,936
(Loss) from discontinued operations, net of tax	(6,960)	6,960	(6,960)	(6,152)	(808)

Net income	$124,701	$(155,072)	$124,701	$96,944	$58,128

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$407,067	$23,543	$204,089	$179,435

Investing Activities:
Purchase of equipment and improvements	(210,974)	(3,543)	(130,809)	(76,622)
Proceeds from sale — leaseback transactions	37,422	—	23,223	14,199
Dealership acquisitions, net	(147,089)	—	(98,589)	(48,500)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	(219,000)	(219,000)	—	—
Other	(1,500)	—	—	(1,500)

Net cash from continuing investing activities	(541,141)	(222,543)	(206,175)	(112,423)

Financing Activities:
Proceeds from U.S. credit agreement term loan	219,000	219,000	—	—
Repayments under U.S. credit agreement term loan	(10,000)	(10,000)	—	—
Proceeds from mortgage facility	42,400	—	42,400	—
Net (repayments) borrowings of long-term debt	(1,520)	77,259	7,798	(86,577)
Net (repayments) borrowings of floor plan notes payable — non-trade	(54,252)	—	(63,658)	9,406
Payment of deferred financing costs	(661)	(521)	—	(140)
Proceeds from exercises of options, including excess tax benefit	825	825	—	—
Distributions from (to) parent	—	—	4,824	(4,824)
Repurchase of common stock	(53,661)	(53,661)	—	—
Dividends	(33,902)	(33,902)	—	—

Net cash from continuing financing activities	108,229	199,000	(8,636)	(82,135)

Net cash from discontinued operations	31,156	—	24,302	6,854

Net change in cash and cash equivalents	5,311	—	13,580	(8,269)
Cash and cash equivalents, beginning of period	14,798	—	480	14,318

Cash and cash equivalents, end of period	$20,109	$—	$14,060	$6,049

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2007

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$300,249	$7,634	$115,063	$177,552

Investing Activities:
Purchase of equipment and improvements	(194,493)	(1,959)	(103,793)	(88,741)
Proceeds from sale — leaseback transactions	131,793	—	67,351	64,442
Dealership acquisitions, net	(180,721)	—	(121,025)	(59,696)
Other	15,518	8,764	—	6,754

Net cash from continuing investing activities	(227,903)	6,805	(157,467)	(77,241)

Financing Activities:
Net (repayments) borrowings of long-term debt	(34,190)	325,833	(287,212)	(72,811)
Net borrowings (repayments) of floor plan notes payable — non-trade	193,428	—	202,390	(8,962)
Proceeds from exercises of options, including excess tax benefit	2,614	2,614	—	—
Redemption of 9 5/8% senior subordinated debt	(314,439)	(314,439)	—	—
Distributions from (to) parent	—	—	17,002	(17,002)
Dividends	(28,447)	(28,447)	—	—

Net cash from continuing financing activities	(181,034)	(14,439)	(67,820)	(98,775)

Net cash from discontinued operations	103,457	—	108,285	(4,828)

Net change in cash and cash equivalents	(5,231)	—	(1,939)	(3,292)
Cash and cash equivalents, beginning of period	20,029	—	2,419	17,610

Cash and cash equivalents, end of period	$14,798	$—	$480	$14,318

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$125,615	$954	$115,706	$8,955

Investing Activities:
Purchase of equipment and improvements	(222,782)	(954)	(54,580)	(167,248)
Proceeds from sale — leaseback transactions	106,167	—	26,447	79,720
Dealership acquisitions, net	(368,193)	—	(134,122)	(234,071)

Net cash from continuing investing activities	(484,808)	(954)	(162,255)	(321,599)

Financing Activities:
Net (repayments) borrowings of long-term debt	(211,075)	(706,689)	338,866	156,748
Issuance of subordinated debt	750,000	750,000	—	—
Net (repayments) borrowings of floor plan notes payable — non-trade	(55,287)	—	(223,251)	167,964
Payment of deferred financing costs	(17,210)	(17,210)	—	—
Proceeds from exercises of options, including excess tax benefit	18,069	18,069	—	—
Repurchase of common stock	(18,955)	(18,955)	—	—
Distributions from (to) parent	—	—	5,144	(5,144)
Dividends	(25,215)	(25,215)	—	—

Net cash from continuing financing activities	440,327	—	120,759	319,568

Net cash from discontinued operations	(68,754)	—	(69,538)	784

Net change in cash and cash equivalents	12,380	—	4,672	7,708
Cash and cash equivalents, beginning of period	7,649	—	(2,253)	9,902

Cash and cash equivalents, end of period	$20,029	$—	$2,419	$17,610

Schedule II
PENSKE AUTOMOTIVE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries	at End
Description	of Year	Additions	& Other	of Year
	(In thousands)
Year Ended December 31, 2008
Allowance for doubtful accounts	2,871	1,353	(2,149)	2,075
Tax valuation allowance	2,337	1,041	—	3,378
Year Ended December 31, 2007
Allowance for doubtful accounts	2,724	1,815	(1,668)	2,871
Tax valuation allowance	3,943	725	(2,331)	2,337
Year Ended December 31, 2006
Allowance for doubtful accounts	3,708	1,467	(2,451)	2,724
Tax valuation allowance	4,119	1,456	(1,632)	3,943