Form 10-Q
period 2009-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2009-05-08
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(248) 648-2500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, there were 91,530,960 shares of voting common stock outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of March 31, 2009 and December 31, 2008	3

Consolidated Condensed Statements of Income for the three months ended March 31, 2009 and 2008	4

Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5

Consolidated Condensed Statement of Equity for the three months ended March 31, 2009	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative & Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 6. Exhibits	38

Exhibit 10.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$11,458	$20,109
Accounts receivable, net of allowance for doubtful accounts of $1,925 and $2,075	312,039	294,567
Inventories	1,360,239	1,593,267
Other current assets	91,193	88,378
Assets held for sale	8,411	9,739

Total current assets	1,783,340	2,006,060
Property and equipment, net	666,602	662,493
Goodwill	774,349	777,811
Franchise value	196,332	196,838
Equity method investments	285,338	296,487
Other long-term assets	19,154	22,460

Total assets	$3,725,115	$3,962,149

LIABILITIES AND EQUITY
Floor plan notes payable	$847,711	$968,873
Floor plan notes payable — non-trade	389,491	511,357
Accounts payable	201,798	178,811
Accrued expenses	199,085	196,274
Current portion of long-term debt	11,132	11,305
Liabilities held for sale	10,592	13,492

Total current liabilities	1,659,809	1,880,112
Long-term debt	1,008,093	1,052,060
Other long-term liabilities	228,743	221,556

Total liabilities	2,896,645	3,153,728

Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 91,531 shares issued and outstanding at March 31, 2009; 91,431 shares issued and outstanding at December 31, 2008	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	732,577	731,037
Retained earnings	136,027	119,745
Accumulated other comprehensive loss	(43,619)	(45,990)

Total Penske Automotive Group stockholders’ equity	824,994	804,801

Non-controlling interest	3,476	3,620

Total equity	828,470	808,421

Total liabilities and equity	$3,725,115	$3,962,149

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$972,127	$1,625,950
Used vehicle	614,630	794,063
Finance and insurance, net	48,409	73,877
Service and parts	327,554	359,142
Distribution	80,113	63,770
Fleet and wholesale	115,043	258,535

Total revenues	2,157,876	3,175,337
Cost of sales:
New vehicle	900,750	1,489,357
Used vehicle	558,650	728,295
Service and parts	150,453	157,885
Distribution	68,314	53,617
Fleet and wholesale	111,418	257,696

Total cost of sales	1,789,585	2,686,850

Gross profit	368,291	488,487
Selling, general and administrative expenses	313,002	394,072
Depreciation and amortization	12,872	13,291

Operating income	42,417	81,124
Floor plan interest expense	(9,515)	(17,026)
Other interest expense	(14,494)	(11,911)
Debt discount amortization	(3,638)	(3,496)
Equity in earnings of affiliates	714	1,392
Gain on debt repurchase	10,429	—

Income from continuing operations before income taxes	25,913	50,083
Income taxes	(9,717)	(17,809)

Income from continuing operations	16,196	32,274
Income from discontinued operations, net of tax	6	57

Net income	16,202	32,331
Less: (Loss) income attributable to non-controlling interests	(80)	435

Net income attributable to Penske Automotive Group common stockholders	$16,282	$31,896

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.18	$0.33
Discontinued operations	0.00	0.00

Net income	$0.18	$0.34
Shares used in determining basic earnings per share	91,481	95,137
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.18	$0.33
Discontinued operations	0.00	0.00

Net income	$0.18	$0.33
Shares used in determining diluted earnings per share	91,501	95,252
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$16,196	$32,274
Less: (Loss) income attributable to non-controlling interests	(80)	435

Income from continuing operations, net of tax	16,276	31,839
Income from discontinued operations, net of tax	6	57

Net income	$16,282	$31,896

Cash dividends per share	$—	$0.09
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$16,202	$32,331
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	12,872	13,291
Debt discount amortization	3,638	3,496
Undistributed earnings of equity method investments	(714)	(1,392)
Income from discontinued operations, net of tax	(6)	(57)
Deferred income taxes	12,191	3,163
Gain on debt repurchase	(10,733)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,402)	(52,660)
Inventories	250,341	(131,566)
Floor plan notes payable	(121,202)	123,767
Accounts payable and accrued expenses	23,090	55,179
Other	7,588	(9,159)

Net cash from continuing operating activities	175,865	36,393

Investing Activities:
Purchase of equipment and improvements	(27,529)	(47,154)
Proceeds from sale-leaseback transactions	—	3,676
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $5,784 and $0, respectively	(11,476)	—
Other	12,679	(1,500)

Net cash from continuing investing activities	(26,326)	(44,978)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	147,000	138,200
Repayments under U.S. credit agreement revolving credit line	(77,000)	(138,200)
Repayments under U.S. credit agreement term loan	(10,000)	—
Repurchase 3.5% senior subordinated convertible notes	(51,425)	—
Net repayments of other long-term debt	(43,333)	(226)
Net (repayments) borrowings of floor plan notes payable — non-trade	(121,866)	24,632
Dividends	—	(8,550)

Net cash from continuing financing activities	(156,624)	15,856

Discontinued operations:
Net cash from discontinued operating activities	1,911	(9,380)
Net cash from discontinued investing activities	(761)	(816)
Net cash from discontinued financing activities	(2,716)	9,962

Net cash from discontinued operations	(1,566)	(234)

Net change in cash and cash equivalents	(8,651)	7,037
Cash and cash equivalents, beginning of period	20,109	14,798

Cash and cash equivalents, end of period	$11,458	$21,835

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$16,416	$20,060
Income taxes	533	660
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued		Paid-in	Retained	Comprehensive	Attributable to Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Automotive Group	Interest	Equity
	(Unaudited)
	(Dollars in thousands)

Balance, January 1, 2009	91,430,781	$9	$731,037	$119,745	$(45,990)	$804,801	$3,620	$808,421
Equity compensation	100,179	—	1,540	—	—	1,540	—	1,540
Distributions to non-controlling interests	—	—	—	—	—	—	(64)	(64)
Foreign currency translation	—	—	—	—	2,208	2,208	—	2,208
Other	—	—	—	—	163	163	—	163
Net income	—	—	—	16,282	—	16,282	(80)	16,202

Balance, March 31, 2009	91,530,960	$9	$732,577	$136,027	$(43,619)	$824,994	$3,476	$828,470

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of Penske Automotive Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through March 31, 2009 and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.
Results for the quarter ended March 31, 2009 include a $10,429 pre-tax gain relating to the repurchase of $68,740 aggregate principal amount of 3.5% senior subordinated convertible notes.
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
Discontinued Operations
The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of the business being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations.
In evaluating whether the cash flows of a dealership will be eliminated from ongoing operations in its retail segment, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company owned dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. The results of operations during the three months ended March 31, 2009 and 2008 and the net assets as of March 31, 2009 and December 31, 2008 of dealerships accounted for as discontinued operations were immaterial.
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
Accounting Changes
The Company adopted FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” effective January 1, 2009. Pursuant to FSP APB 14-1, the Company was required to account separately for the debt and equity components of its 3.5% Senior Subordinated Convertible Notes. The value ascribed to the debt component was determined using a fair value methodology, with the residual representing the equity component. The equity component was recorded as an increase in equity, with the debt discount being amortized as additional interest expense over the expected life of the instrument. The Company has applied the provisions of this standard retrospectively to all periods presented herein in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” As a result of this accounting change, the Company’s retained earnings as of January 1, 2008 decreased by $13,884 from $587,566 as originally reported to $573,682.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” effective January 1, 2009, which requires that unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents be considered participating securities that must be included in the computation of EPS pursuant to the two-class method. The Company has applied the provisions of this standard retrospectively to all periods presented herein in accordance with SFAS No. 154. As a result, basic weighted average shares outstanding increased by 666 shares and 802 shares for the three months ended March 31, 2009 and 2008, respectively. Diluted shares outstanding increased by 587 and 595 shares for the three months ended March 31, 2009 and 2008, respectively.
The following tables summarize the effect of the accounting changes resulting from the adoption of FSP APB 14-1 and FSP EITF 03-6-1, which required retrospective application, on our consolidated condensed financial statements.

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Statement of Income for the three months ended March 31:
Other interest expense	14,606	(112)	14,494	12,023	(112)	11,911
Debt discount amortization	—	3,638	3,638	—	3,496	3,496
Income tax expense	11,123	(1,406)	9,717	19,159	(1,350)	17,809
Income from continuing operations attributable to Penske Automotive Group common stockholders	18,396	(2,120)	16,276	33,873	(2,034)	31,839
Net income attributable to Penske Automotive Group common stockholders	18,402	(2,120)	16,282	33,930	(2,034)	31,896
Income from continuing operations attributable to Penske Automotive Group common stockholders per basic common share	0.20	(0.02)	0.18	0.36	(0.03)	0.33
Net income attributable to Penske Automotive Group common stockholders per basic common share	0.20	(0.02)	0.18	0.36	(0.02)	0.34
Shares used in determining basic earnings per share	90,815	666	91,481	94,335	802	95,137
Income from continuing operations attributable to Penske Automotive Group common stockholders per diluted common share	0.20	(0.02)	0.18	0.36	(0.03)	0.33
Net income attributable to Penske Automotive Group common stockholders per diluted common share	0.20	(0.02)	0.18	0.36	(0.02)	0.33
Shares used in determining diluted earnings per share	90,914	587	91,501	94,657	595	95,252

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of	As	previous	Effect of	As
	accounting	changes	reported	accounting	changes	reported
Balance Sheet as of March 31, 2009 and December 31, 2008:
Other current assets	91,560	(367)	91,193	88,828	(450)	88,378
Other long-term assets	19,521	(367)	19,154	23,022	(562)	22,460
Long-term debt	1,034,418	(26,325)	1,008,093	1,087,932	(35,872)	1,052,060
Other long-term liabilities	218,701	10,042	228,743	207,771	13,785	221,556
Additional paid-in-capital	689,484	43,093	732,577	687,944	43,093	731,037
Retained earnings	163,571	(27,544)	136,027	141,763	(22,018)	119,745

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Statement of Cash Flows for the three months ended March 31:
Net income	18,322	(2,120)	16,202	34,365	(2,034)	32,331
Debt discount amortization	—	3,638	3,638	—	3,496	3,496
Deferred income taxes	13,597	(1,406)	12,191	4,513	(1,350)	3,163
Other	7,700	(112)	7,588	(9,047)	(112)	(9,159)
Net cash from continuing operating activities	175,865	—	175,865	36,393	—	36,393
The Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51,” pursuant to which the Company reclassified its minority interest liabilities to equity relating to the Company’s non-wholly owned consolidated subsidiaries and amended the presentation of income attributable to non-controlling interests on the income statement. Prior period statements have been reclassified to conform to the current year presentation. There were no changes in the Company’s ownership interest of non-wholly owned consolidated subsidiaries during the period that would impact equity attributable to Penske Automotive Group.
The Company adopted FSP FAS 157-2, which deferred the provisions of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities until January 1, 2009. The adoption of FAS FAS 157-2 did not have a material effect on the Company’s operating results, financial position or cash flows during the period.
The Company adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used in connection with the determination of the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets” on January 1, 2009. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset is being applied to intangible assets acquired after adoption, with related disclosure requirements being applied to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s operating results, financial position or cash flows during the period.
The Company adopted SFAS No. 141(R) “Business Combinations,” including FSP FAS 141(R)-1, an amendment to SFAS No. 141(R), effective January 1, 2009. SFAS No. 141(R) requires almost all assets acquired and liabilities assumed in business combinations to be recorded at fair value as of the acquisition date, liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, acquisition related costs to be expensed as incurred, and restructuring costs expected, but not obligated to occur as a result of the business combination, to be expensed subsequent to the acquisition. FSP FAS 141(R)-1 requires that pre-acquisition contingencies be recognized at fair value if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The provisions of these pronouncements are applicable on a prospective basis to all business combinations subsequent to the effective date. The adoption of these pronouncements did not have a material impact to the Company’s operating results, financial position or cash flows during the period.
2. Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
New vehicles	$1,013,168	$1,251,727
Used vehicles	265,268	259,474
Parts, accessories and other	81,803	82,066

Total inventories	$1,360,239	$1,593,267

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $4,215 and $6,297 during the three months ended March 31, 2009 and 2008, respectively.
3. Business Combinations
The Company’s acquired five retail automotive franchises during the three months ended March 31, 2009. The Company made no acquisitions during the three months ended March 31, 2008. The fair value of the assets acquired and liabilities assumed may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed during the three months ended March 31, 2009 follows:

March 31,
2009
Inventory	$5,815
Other current assets	129
Property and equipment	4,367
Goodwill	1,657
Franchise value	749
Current liabilities	(1,241)

Cash used in dealership acquisitions	$11,476

4. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and franchise value for the three months ended March 31, 2009:

		Franchise
	Goodwill	Value
Balances — January 1, 2009	$777,811	$196,838
Additions	1,657	749
Deletions	—	—
Foreign currency translation	(5,119)	(1,255)

Balance — March 31, 2009	$774,349	$196,332

During the fourth quarter 2008, the Company determined that the carrying value of the goodwill in four of its five reporting units exceeded fair value, and recorded an estimated pre-tax non-cash impairment charge of $606,349. The Company finalized the goodwill impairment assessment during the first quarter of 2009, and determined that no adjustment to the estimate recorded in 2008 was required.
5. Floor Plan Notes Payable — Trade and Non-trade
The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company has not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries, and in the U.S. are guaranteed by the Company’s parent. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR or Euro Interbank Offer Rate. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated condensed balance sheets, and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
6. Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31,
	2009	2008
Weighted average number of common shares outstanding	91,481	95,137
Effect of stock options	20	115

Weighted average number of common shares outstanding, including effect of dilutive securities	91,501	95,252

As of March 31, 2009, 227 stock options have been excluded from the calculation of diluted earnings per share because the effect of such securities was anti-dilutive. There were no anti-dilutive stock options as of March 31, 2008. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of March 31, 2009 and 2008, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was not dilutive.
7. Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
U.S. credit agreement — revolving credit line	$70,000	$—
U.S. credit agreement — term loan	199,000	209,000
U.K. credit agreement — revolving credit line	22,955	59,831
U.K. credit agreement — term loan	22,786	25,752
U.K. credit agreement — seasonally adjusted overdraft line of credit	4,651	9,502
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	279,935	339,128
Mortgage facilities	42,022	42,243
Other	2,876	2,909

Total long-term debt	1,019,225	1,063,365
Less: current portion	(11,132)	(11,305)

Net long-term debt	$1,008,093	$1,052,060

U.S. Credit Agreement
The Company is party to a $479,000 credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, a non-amortizing term loan originally funded for $219,000, and for an additional $10,000 of availability for letters of credit, through September 30, 2011. The revolving loans bear interest at defined LIBOR plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. The Company repaid $10,000 of this term loan in the first quarter of 2009.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2009, the Company was in compliance with all covenants under the U.S. Credit Agreement.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2009, $70,000 of revolving loans, $199,000 of term loans and $500 of letters of credit were outstanding under this facility.
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
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2009, the U.K. subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of March 31, 2009, outstanding loans under the U.K. Credit Agreement amounted to £35,124 ($50,392), including £15,882 ($22,786) under the term loan.
7.75% Senior Subordinated Notes
On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2009, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2009, the Company was in compliance with all negative covenants and there were no events of default.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
In March 2009, the Company repurchased $68,740 principal amount of its outstanding Convertible Notes, which had a book value of $62,831 net of debt discount, for $51,425. The Company recorded a $10,429 pre-tax gain in connection with the repurchase. In addition to the write-off of $5,909 of unamortized debt discount, the Company also wrote off $672 of unamortized deferred financing costs and incurred $305 of transaction costs. No cash was allocated to the reacquisition of the equity component because the cash paid was less than the fair value of the liability component prior to extinguishment.
The liability and equity components related to the Convertible Notes consist of the following:

	March 31,	December 31,
	2009	2008
Carrying amount of the equity component	$43,093	$43,093

Principal amount of the liability component	$306,260	$375,000
Unamortized debt discount	26,325	35,872

Net carrying amount of the liability component	$279,935	$339,128

The unamortized debt discount will be amortized as additional interest expense through April 1, 2011, the date the Company expects to be required to redeem the Convertible Notes. Approximately $12,765 of the unamortized debt discount will be recognized as an increase of interest expense over the next twelve months. The effective interest rate on the liability component is based on an annual rate of 8.25%.
Mortgage Facilities
The Company is party to a $42,400 mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event the Company exercises its options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of March 31, 2009, $42,022 was outstanding under this facility.
8. Interest Rate Swaps
The Company uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. The Company is party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time subject to the settlement of the then current fair value of the swap arrangements. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. As of March 31, 2009, the Company used Level 2 inputs as described under SFAS No. 157 to estimate the fair value of these contracts to be a liability of $15,100, of which $9,026 and $6,074 are recorded in accrued expenses and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2009, the Company recognized a net gain of $167 related to the interest rate swaps in accumulated other comprehensive loss and reclassified $2,413 of existing derivative losses from accumulated other comprehensive loss into floor plan interest expense in the Condensed Consolidated Statement of Income. The Company expects approximately $9,026 associated with the swaps to be recognized as an increase of interest expense over the next twelve months as the interest payments become due. During the three months ended March 31, 2009, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.2%.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company was party to an interest rate swap agreement which expired in January 2008, pursuant to which a notional $200,000 of its U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings.
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers and employment related matters, including class action claims and purported class action claims. As of March 31, 2009, the Company is not party to any legal proceedings, including class action lawsuits, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. See MD&A -“Forward Looking Statements”.
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its dealership properties and other facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at the Company’s election. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease, as defined.
Since 1999, the Company has sold a number of dealerships to third parties. The Company has at times, as a condition to the sale, remained liable for the lease payments relating to the properties on which those franchises operate, although the buyer of the franchise is required to pay the rent and maintain the property. In the event the buyer does not perform as expected (due to the buyer’s financial condition or other factors such as the market performance of the underlying vehicle manufacturer), the Company may not be able to recover amounts owed to it by the buyer. In this event, the Company could be required to fulfill these obligations, which could materially adversely affect its results of operations, financial condition or cash flows.
10. Equity
Comprehensive income
Other comprehensive income includes foreign currency translation gains and losses, as well as changes relating to certain other immaterial items, including: certain defined benefit plans in the U.K., changes in the fair value of interest rate swap agreements, and valuation adjustments relating to certain available for sale securities, each of which has been excluded from net income and reflected in equity. Total comprehensive income is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Attributable to Penske Automotive Group:
Net income	$16,282	$31,896
Other comprehensive income:
Foreign currency translation	2,208	4,060
Other	163	(5,272)

Total attributable to Penske Automotive Group	18,653	30,684

Attributable to the non-controlling interest:
Net (loss) income	(80)	435

Total comprehensive income	$18,573	$31,119

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
11. Segment Information
The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has three reportable operating segments as defined in SFAS No. 131: (i) Retail, consisting of our automotive retail operations, (ii) Distribution, consisting of our distribution of the smart fortwo vehicle, parts and accessories in the U.S. and Puerto Rico and (iii) PAG Investments, consisting of our investments in non-automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships. The individual dealership operations included in the Retail segment have been grouped into five geographic operating segments which are aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). In connection with the addition of PAG Investments, we have reclassified historical amounts to conform to our current segment presentation.
The following table summarizes revenues and income from continuing operations before certain non-recurring items and income taxes, which is the measure by which management allocates resources to its segments and which we refer to as adjusted segment income, for each of our reportable segments. Adjusted segment income excludes the item discussed below in order to enhance the comparability of segment income from period to period.
Three Months Ended March 31

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues —
2009	$2,077,763	$88,631	$—	$(8,518)	$2,157,876
2008	3,111,567	75,480	—	(11,710)	3,175,337
Adjusted segment income —
2009	$8,737	$6,305	$605	$(163)	$15,484
2008	46,478	3,947	245	(587)	50,083
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes.

	Three Months Ended March 31,
	2009	2008
Adjusted segment income	$15,484	$50,083
Gain on debt repurchase	10,429	—

Income from continuing operations before income taxes	$25,913	$50,083

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
March 31, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$11,458	$—	$—	$5,946	$5,512
Accounts receivable, net	312,039	(203,729)	203,729	170,466	141,573
Inventories	1,360,239	—	—	883,637	476,602
Other current assets	91,193	—	722	56,097	34,374
Assets held for sale	8,411	—	—	252	8,159

Total current assets	1,783,340	(203,729)	204,451	1,116,398	666,220
Property and equipment, net	666,602	—	6,503	416,407	243,692
Intangible assets	970,681	—	—	571,194	399,487
Equity method investments	285,338	—	219,307	—	66,031
Other long-term assets	19,154	(1,316,962)	1,324,724	9,959	1,433

Total assets	$3,725,115	$(1,520,691)	$1,754,985	$2,113,958	$1,376,863

Floor plan notes payable	$847,711	$—	$—	$522,567	$325,144
Floor plan notes payable — non-trade	389,491	—	—	225,375	164,116
Accounts payable	201,798	—	2,124	76,095	123,579
Accrued expenses	199,085	(203,729)	456	106,139	296,219
Current portion of long-term debt	11,132	—	—	979	10,153
Liabilities held for sale	10,592	—	—	188	10,404

Total current liabilities	1,659,809	(203,729)	2,580	931,343	929,615
Long-term debt	1,008,093	(113,152)	923,935	43,871	153,439
Other long-term liabilities	228,743	—	—	209,418	19,325

Total liabilities	2,896,645	(316,881)	926,515	1,184,632	1,102,379
Total equity	828,470	(1,203,810)	828,470	929,326	274,484

Total liabilities and equity	$3,725,115	$(1,520,691)	$1,754,985	$2,113,958	$1,376,863

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$20,109	$—	$—	$14,060	$6,049
Accounts receivable, net	294,567	(196,465)	196,465	182,582	111,985
Inventories	1,593,267	—	—	1,001,571	591,696
Other current assets	88,378	—	2,711	59,931	25,736
Assets held for sale	9,739	—	—	1,700	8,039

Total current assets	2,006,060	(196,465)	199,176	1,259,844	743,505
Property and equipment, net	662,493	—	6,927	416,277	239,289
Intangible assets	974,649	—	—	542,128	432,521
Equity method investments	296,487	—	227,451	—	69,036
Other long-term assets	22,460	(1,293,431)	1,300,546	12,169	3,176

Total assets	$3,962,149	$(1,489,896)	$1,734,100	$2,230,418	$1,487,527

Floor plan notes payable	$968,873	$—	$—	$659,532	$309,341
Floor plan notes payable — non-trade	511,357	—	—	268,987	242,370
Accounts payable	178,811	—	2,183	80,000	96,628
Accrued expenses	196,274	(196,465)	368	94,927	297,444
Current portion of long-term debt	11,305	—	—	978	10,327
Liabilities held for sale	13,492	—	—	1,460	12,032

Total current liabilities	1,880,112	(196,465)	2,551	1,105,884	968,142
Long-term debt	1,052,060	(138,341)	923,128	44,117	223,156
Other long-term liabilities	221,556	—	—	201,691	19,865

Total liabilities	3,153,728	(334,806)	925,679	1,351,692	1,211,163
Total equity	808,421	(1,155,090)	808,421	878,726	276,364

Total liabilities and equity	$3,962,149	$(1,489,896)	$1,734,100	$2,230,418	$1,487,527

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,157,876	$—	$—	$1,277,186	$880,690
Cost of sales	1,789,585	—	—	1,051,191	738,394

Gross profit	368,291	—	—	225,995	142,296
Selling, general, and administrative expenses	313,002	—	3,318	198,147	111,537
Depreciation and amortization	12,872	—	290	8,303	4,279

Operating income	42,417	—	(3,608)	19,545	26,480
Floor plan interest expense	(9,515)	—	—	(6,271)	(3,244)
Other interest expense	(14,494)	—	(11,472)	(31)	(2,991)
Debt discount amortization	(3,638)	—	(3,638)	—	—
Equity in income of affiliates	714	—	583	—	131
Gain on debt repurchase	10,429	—	10,429	—	—
Equity in earnings of subsidiaries	—	(33,699)	33,699	—	—

Income from continuing operations before income taxes	25,913	(33,699)	25,993	13,243	20,376
Income taxes	(9,717)	12,598	(9,717)	(6,974)	(5,624)

Income from continuing operations	16,196	(21,101)	16,276	6,269	14,752
Income (loss) from discontinued operations, net of tax	6	(6)	6	(129)	135

Net income	16,202	(21,107)	16,282	6,140	14,887
Less: Loss attributable to the non-controlling interest	(80)	—	—	—	(80)

Net income attributable to Penske Automotive Group common stockholders	$16,282	$(21,107)	$16,282	$6,140	$14,967

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$3,175,337	$—	$—	$1,727,807	$1,447,530
Cost of sales	2,686,850	—	—	1,454,186	1,232,664

Gross profit	488,487	—	—	273,621	214,866
Selling, general, and administrative expenses	394,072	—	3,851	230,466	159,755
Depreciation and amortization	13,291	—	363	7,187	5,741

Operating income	81,124	—	(4,214)	35,968	49,370
Floor plan interest expense	(17,026)	—	—	(9,422)	(7,604)
Other interest expense	(11,911)	—	(7,044)	(2)	(4,865)
Debt discount amortization	(3,496)	—	(3,496)	—	—
Equity in income of affiliates	1,392	—	—	—	1,392
Equity in earnings of subsidiaries	—	(64,402)	64,402	—	—

Income from continuing operations before income taxes	50,083	(64,402)	49,648	26,544	38,293
Income taxes	(17,809)	23,101	(17,809)	(11,825)	(11,276)

Income from continuing operations	32,274	(41,301)	31,839	14,719	27,017
Income (loss) from discontinued operations, net of tax	57	(57)	57	(424)	481

Net income	32,331	(41,358)	31,896	14,295	27,498
Less: Income attributable to the non-controlling interest	435	—	—	—	435

Net income attributable to Penske Automotive Group common stockholders	$31,896	$(41,358)	$31,896	$14,295	$27,063

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$175,865	$(20,195)	$28,994	$167,066

Investing activities:
Purchase of property and equipment	(27,529)	134	(19,018)	(8,645)
Dealership acquisitions, net	(11,476)	—	(3,556)	(7,920)
Other	12,679	11,485	—	1,194

Net cash from continuing investing activities	(26,326)	11,619	(22,574)	(15,371)

Financing activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	147,000	147,000	—	—
Repayments under U.S. credit agreement revolving credit line	(77,000)	(77,000)	—	—
Repayments under U.S. credit agreement term loan	(10,000)	(10,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(51,425)	(51,425)	—	—
Net (repayments) borrowings of long-term debt	(43,333)	—	28,750	(72,083)
Net repayments of floor plan notes payable — non-trade	(121,866)	—	(43,612)	(78,254)
Distributions from (to) parent	—	—	146	(146)

Net cash from continuing financing activities	(156,624)	8,575	(14,716)	(150,483)

Net cash from discontinued operations	(1,566)	—	182	(1,748)

Net change in cash and cash equivalents	(8,651)	—	(8,114)	(537)
Cash and cash equivalents, beginning of period	20,109	—	14,060	6,049

Cash and cash equivalents, end of period	$11,458	$—	$5,946	$5,512

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2008

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$36,393	$137	$39,368	$(3,112)

Investing activities:
Purchase of property and equipment	(47,154)	(137)	(28,688)	(18,329)
Proceeds from sale — leaseback transactions	3,676	—	3,676	—
Other	(1,500)	—	—	(1,500)

Net cash from continuing investing activities	(44,978)	(137)	(25,012)	(19,829)

Financing activities:
Net (repayments) borrowings of long-term debt	(226)	8,550	(12,105)	3,329
Net borrowings (repayments) of floor plan notes payable — non-trade	24,632	—	(1,217)	25,849
Distributions from (to) parent	—	—	1,821	(1,821)
Dividends	(8,550)	(8,550)	—	—

Net cash from continuing financing activities	15,856	—	(11,501)	27,357

Net cash from discontinued operations	(234)	—	(4,522)	4,288

Net change in cash and cash equivalents	7,037	—	(1,667)	8,704
Cash and cash equivalents, beginning of period	14,798	—	3,108	11,690

Cash and cash equivalents, end of period	$21,835	$—	$1,441	$20,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses since inception. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through March 31, 2009 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of March 31, 2009, we owned and operated 157 franchises in the U.S. and 152 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands with 95% of our total retail vehicle revenue in 2009 generated from brands of non-U.S. based manufacturers and sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, representing 65% of our total retail vehicle revenue. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 64% of our total revenues in 2009 generated from operations in the U.S. and 36% generated from our operations outside the U.S. (predominately in the U.K.).
We are also, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40-plus miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. smart USA has certified a network of 75 smart dealerships in 35 states, of which eight are owned and operated by us. The smart fortwo offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe and BRABUS cabriolet, with base prices ranging from $11,990 to $20,990. We currently expect to distribute more than 20,000 smart fortwo vehicles in 2009.
In June 2008, we acquired a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation (collectively, “GE Capital”) in exchange for $219.0 million. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GE Capital. We expect to receive annual pro-rata cash distributions of partnership profits and realize U.S. cash tax savings from this investment.
Outlook
We have experienced reduced consumer confidence and spending in the markets in which we operate, which we believe reduced customer traffic in our dealerships, particularly since September 2008. We expect our business to remain significantly impacted by economic conditions in 2009. Market conditions have also negatively impacted vehicle manufacturers. In particular, the U.S. based automotive manufacturers have experienced critical operational and financial distress, due in part to shrinking market share in the U.S. and the recent limitation in worldwide credit capacity. In 2008 and early 2009, certain U.S. based manufacturers received support from the U.S. government in the form of loans and one manufacturer filed for bankruptcy in April. Currently, it remains in doubt whether continued support will be given to certain U.S. based automotive brands. While we have limited exposure to these manufacturers as a percentage of our overall revenue, a restructuring of any one of them may lead to significant disruption to the automotive supply chain and to our dealerships that represent those manufacturers, and could possibly also impact other automotive manufacturers and suppliers. We cannot reasonably predict the impact to the automotive retail environment of any such disruption.
In addition, turbulence in worldwide credit markets has resulted in an increase in the cost of capital for the captive finance subsidiaries that provide us financing for our inventory procurement. Interest rates under our inventory borrowing arrangements are variable and based on changes in the prime rate, defined LIBOR or the Euro Interbank Offer Rate (the “base rate”), plus a spread that varies by lender. While the base rate under these arrangements are generally lower due to government actions designed to spur liquidity and bank lending activities, certain of our lenders raised the spread charged to us, or have established minimum lending rates. These increases became effective in late 2008 and early 2009, and varied between 50 and 250 basis points. Due to these relative increases, we do not expect to realize the full benefit of the lower base rates expected in 2009 compared to 2008. The increases levied by lenders to date would result in $5.8 million of incremental floorplan interest expense based on average outstanding balances during 2008.

In response to the challenging operating environment, we have undertaken significant cost saving initiatives. In 2008, we eliminated approximately 1,400 positions, representing approximately 10.0% of our worldwide workforce, and amended pay plans for certain other employees to better align our workforce for current business levels and to reduce compensation expense generally. Other cost curtailment initiatives include a reduction in advertising activities, a suspension of matching contributions to our defined contribution plans, and the suspension of our quarterly cash dividends to stockholders. We will continue to monitor the business climate, and take such further actions as needed to respond to business conditions.
Operating Overview
New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, fees for facilitating the sale of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, and the sale of replacement parts and the sale of aftermarket accessories. During the three months ended March 31, 2009, we experienced a year over year decline on a same store basis of new and used vehicle unit sales, coupled with a corresponding decrease in finance and insurance revenues. Our same store service and parts business also experienced a decline during this period, although less so than vehicle sales. We expect a continuation of this difficult operating environment throughout 2009.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, service and parts transactions, and the distribution of the smart fortwo. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as customer demand, consumer sentiment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin. During the three months ended March 31, 2009, we experienced year over year margin declines relating to our new vehicle sales and service and parts operations, and an increase in used vehicle sales margins. We expect such margin pressure to continue throughout 2009.
Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends. Our selling, general, and administrative expenses for compensation and advertising have decreased during the three months ended March 31, 2009, due in part to lower vehicle sales volumes, coupled with the cost savings initiatives outlined above. Our rent expense is expected to grow as a result of cost of living indexes outlined in our lease agreements. As outlined in “Outlook” above, we will continue to monitor the business climate, and take such further actions as needed to respond to business conditions.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is typically based on benchmark lending rates, which are based in large part upon national inter-bank lending rates set by local governments. During the latter part of 2008, such benchmark rates were significantly reduced as a result of government actions designed to spur liquidity and bank lending activities. As a result, our cost of capital on variable rate indebtedness has declined during the first quarter 2009; however, the significance of this decrease is limited somewhat by the increases in rate spreads being charged by our vehicle finance partners outlined in “Outlook” above.
Equity in earnings of affiliates represents our share of the earnings relating to investments in various joint ventures and other non-consolidated investments, notably PTL. It is our expectation that difficult operating conditions outlined above will similarly impact these businesses throughout 2009.
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the three months ended March 31, 2009 and 2008, we earned $67.8 million and $85.3 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $66.3 million and $83.5 million was recorded as a reduction of cost of sales.
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
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment, which are organized by geography, are components that are aggregated into five reporting units as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Accordingly, our operating segments are also considered our reporting units for the purpose of goodwill impairment testing relating to our Retail segment. There is no goodwill recorded in our Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount, and an impairment loss may be recognized up to that excess.

The fair values of franchise rights and goodwill are determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital.
Investments
Investments include marketable securities and investments in businesses accounted for under the equity method. A majority of our investments are in joint ventures that are more fully described in “Joint Venture Relationships” below. Such joint venture relationships are accounted for under the equity method, pursuant to which we record our proportionate share of the joint venture’s income each period.
Investments in marketable securities held by us are typically classified as available for sale and are stated at fair value, determined by the use of Level 1 inputs as described under SFAS No. 157, on our balance sheet with unrealized gains and losses included in accumulated other comprehensive income, a separate component of stockholders’ equity.
The net book value of our investments was $285.3 million and $297.8 million as of March 31, 2009 and December 31, 2008, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment were to be identified, management would estimate the fair value of the investment using a discounted cash flow approach, which would include assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors’ and officers’ insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $22.3 million and $19.2 million as of March 31, 2009 and December 31, 2008, respectively. Changes in the reserve estimate during 2009 relate primarily to the inclusion of additional participants in our employee medical benefit plans and reserves for current year activity in our general liability and workers compensation programs.
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

New Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Condensed Financial Statements for a summary of the accounting changes impacting our operating results, financial position and cash flows.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same store” basis. Dealership results are only included in same store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2007, the results of the acquired entity would be included in annual same store comparisons beginning with the year ended December 31, 2009 and in quarterly same store comparisons beginning with the quarter ended June 30, 2008.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 (dollars in millions, except per unit amounts)
Our results for the three months ended March 31, 2009 include a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes.
New Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
New retail unit sales	30,668	45,188	(14,520)	(32.1%)
Same store new retail unit sales	28,963	44,645	(15,682)	(35.1%)
New retail sales revenue	$972.1	$1,626.0	$(653.9)	(40.2%)
Same store new retail sales revenue	$918.2	$1,607.0	$(688.8)	(42.9%)
New retail sales revenue per unit	$31,698	$35,982	$(4,284)	(11.9%)
Same store new retail sales revenue per unit	$31,703	$35,994	$(4,291)	(11.9%)
Gross profit — new	$71.4	$136.6	$(65.2)	(47.7%)
Same store gross profit — new	$67.0	$134.9	$(67.9)	(50.3%)
Average gross profit per new vehicle retailed	$2,327	$3,023	$(696)	(23.0%)
Same store average gross profit per new vehicle retailed	$2,315	$3,021	$(706)	(23.4%)
Gross margin % — new	7.3%	8.4%	(1.1%)	(13.1%)
Same store gross margin % — new	7.3%	8.4%	(1.1%)	(13.1%)
Units
Retail unit sales of new vehicles decreased 14,520 units, or 32.1%, from 2008 to 2009. The decrease is due a 15,682 unit, or 35.1%, decrease in same store retail unit sales during the period, offset by a 1,162 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our volume foreign brand stores in the U.S. and premium and domestic brand stores in the U.S. and U.K.
Revenues
New vehicle retail sales revenue decreased $653.9 million, or 40.2%, from 2008 to 2009. The decrease is due to a $688.8 million, or 42.9%, decrease in same store revenues, offset by a $34.9 million increase from net dealership acquisitions. The same store revenue decrease is due primarily to the 35.1% decrease in retail unit sales, which reduced revenue by $564.5 million, coupled with the $4,291, or 11.9%, decrease in average selling prices per unit, which decreased revenue by $124.3 million.
Gross Profit
Retail gross profit from new vehicle sales decreased $65.2 million, or 47.7%, from 2008 to 2009. The decrease is due to a $67.9 million, or 50.3%, decrease in same store gross profit, offset by a $2.7 million increase from net dealership acquisitions. The same store decrease is due primarily to the 35.1% decrease in retail unit sales, which reduced gross profit by $47.4 million, coupled with the $706, or 23.4%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $20.5 million.

Used Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
Used retail unit sales	26,811	26,402	409	1.5%
Same store used retail unit sales	25,113	26,208	(1,095)	(4.2%)
Used retail sales revenue	$614.6	$794.1	$(179.5)	(22.6%)
Same store used retail sales revenue	$574.7	$788.9	$(214.2)	(27.2%)
Used retail sales revenue per unit	$22,925	$30,076	$(7,151)	(23.8%)
Same store used retail sales revenue per unit	$22,883	$30,103	$(7,220)	(24.0%)
Gross profit — used	$56.0	$65.8	$(9.8)	(14.9%)
Same store gross profit — used	$52.1	$65.3	$(13.2)	(20.2%)
Average gross profit per used vehicle retailed	$2,088	$2,491	$(403)	(16.2%)
Same store average gross profit per used vehicle retailed	$2,074	$2,491	$(417)	(16.7%)
Gross margin % — used	9.1%	8.3%	0.8%	9.6%
Same store gross margin % — used	9.1%	8.3%	0.8%	9.6%
Units
Retail unit sales of used vehicles increased 409 units, or 1.5%, from 2008 to 2009. The increase is due to a 1,504 unit increase from net dealership acquisitions, offset by a 1,095 unit, or 4.2%, decrease in same store retail unit sales. The same store decrease was due primarily to unit sales decreases in volume foreign and domestic brand stores in the U.S., offset by increases in unit sales at our premium brand stores in the U.S. and U.K. We believe our sales of used vehicle units were influenced by the reduction in traffic into our stores resulting from the significant decline in consumer confidence offset by customers choosing used vehicles as a less expensive alternative to new vehicles due to the challenging economic climate.
Revenues
Used vehicle retail sales revenue decreased $179.5 million, or 22.6%, from 2008 to 2009. The decrease is due to a $214.2 million, or 27.2%, decrease in same store revenues, offset by a $34.7 million increase from net dealership acquisitions. The same store revenue decrease is due to the $7,220, or 24.0% decrease in comparative average selling prices per vehicle, which decreased revenue by $181.3 million, coupled with the 4.2% decrease in same store retail unit sales which decreased revenue by $32.9 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $9.8 million, or 14.9%, from 2008 to 2009. The decrease is due to a $13.2 million, or 20.2%, decrease in same store gross profit, offset by a $3.4 million increase from net dealership acquisitions. The decrease in same store gross profit is due to the $417, or 16.7%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $10.5 million, coupled with the 4.2% decrease in used retail unit sales, which decreased gross profit by $2.7 million.
Finance and Insurance Data

			2009 vs. 2008
	2009	2008	Change	% Change
Finance and insurance revenue	$48.4	$73.9	$(25.5)	(34.5%)
Same store finance and insurance revenue	$46.3	$73.2	$(26.9)	(36.7%)
Finance and insurance revenue per unit	$842	$1,032	$(190)	(18.4%)
Same store finance and insurance revenue per unit	$857	$1,033	$(176)	(17.0%)
Finance and insurance revenue decreased $25.5 million, or 34.5%, from 2008 to 2009. The decrease is due to a $26.9 million, or 36.7%, decrease in same store revenues during the period, offset by a $1.4 million increase from net dealership acquisitions. The same store revenue decrease is due to the 23.7% decrease in retail unit sales which decreased revenue by $17.4 million, coupled with the $176, or 17.0%, decrease in comparative average finance and insurance revenue per unit which decreased revenue by $9.5 million. The $176 decrease in comparative average finance and insurance revenue per unit retailed is due primarily to decreased sales penetration of certain products which we believe was brought about by the challenging economic conditions.

Service and Parts Data

			2009 vs. 2008
	2009	2008	Change	% Change
Service and parts revenue	$327.6	$359.1	$(31.5)	(8.8%)
Same store service and parts revenue	$310.4	$353.4	$(43.0)	(12.2%)
Gross profit	$177.1	$201.3	$(24.2)	(12.0%)
Same store gross profit	$168.2	$198.0	$(29.8)	(15.1%)
Gross margin	54.1%	56.0%	(1.9%)	(3.4%)
Same store gross margin	54.2%	56.0%	(1.8%)	(3.2%)
Revenues
Service and parts revenue decreased $31.5 million, or 8.8%, from 2008 to 2009. The decrease is due to a $43.0 million, or 12.2%, decrease in same store revenues during the period, offset by an $11.5 million increase from net dealership acquisitions. The same store decrease largely resulted from a decline in pre-inspection and delivery work due to the 35.1% decrease in same store new vehicle retail unit sales.
Gross Profit
Service and parts gross profit decreased $24.2 million, or 12.0%, from 2008 to 2009. The decrease is due to a $29.8 million, or 15.1%, decrease in same store gross profit during the period, offset by a $5.6 million increase from net dealership acquisitions. The same store gross profit decrease is due to the $43.0 million, or 12.2%, decrease in same store revenues, which decreased gross profit by $23.3 million, coupled with a 1.8% decrease in gross margin, which decreased gross profit by $6.5 million. The decline in gross margin on parts, service and collision repairs in 2009 compared to the prior year was due in part to a higher proportion of lower margin sales such as standard oil changes and tire sales.
Distribution
smart USA, a wholly-owned subsidiary, began distributing the smart fortwo vehicle in the U.S. in 2008. Distribution units wholesaled during the quarter increased 801 units, or 16.3%, from 4,913 during the three months ended March 31, 2008 to 5,714 during the three months ended March 31, 2009. Total distribution segment revenue increased $13.1 million, or 17.4%, from $75.5 million during the three months ended 2008 to $88.6 million during the three months ended 2009. Segment gross profit, which includes gross profit on vehicle and parts sales, totaled $12.0 million and $10.7 million during the three months ended March 31, 2009 and 2008, respectively.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) decreased $81.1 million, or 20.6%, from $394.1 million to $313.0 million. The aggregate decrease is due primarily to a $90.3 million, or 23.3%, decrease in same store SG&A, offset by a $9.2 million increase from net dealership acquisitions. The decrease in same store SG&A is due to (1) a net decrease in variable selling expenses, including decreases in variable compensation, as a result of the 29.2% decrease in same store retail gross profit versus the prior year and (2) other cost savings initiatives discussed above under “Outlook,” offset by (1) increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses increased as a percentage of gross profit from 80.7% to 85.0%.
Depreciation and Amortization
Depreciation and amortization decreased $0.4 million, or 3.2%, from $13.3 million to $12.9 million. The decrease is due to a $0.6 million, or 4.4%, decrease in same store depreciation and amortization, offset by a $0.2 million increase from net dealership acquisitions.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $7.5 million, or 44.1%, from $17.0 million to $9.5 million. The decrease is due to a $7.6 million, or 45.5%, decrease in same store floor plan interest expense, offset by a $0.1 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in average outstanding floor plan balances, coupled with decreases in interest rates charged to us. While the base rate under these arrangements were generally lower in 2009 versus 2008 in part due to lower benchmark lending rates as a result of government actions designed to spur liquidity and bank lending activities, certain of our lenders reacted to increases in their cost of capital by raising the spread charged to us or by establishing minimum lending rates. Due to these relative increases, we do not expect to realize the full benefit of the lower base rates in 2009 compared to 2008.

Other Interest Expense
Other interest expense increased $2.6 million, or 21.7%, from $11.9 million to $14.5 million. The increase is due primarily to an increase in average outstanding indebtedness in 2009 relating from our investment in PTL, offset by decreases in benchmark lending rates.
Debt Discount Amortization
We adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” effective January 1, 2009. Pursuant to FSP APB 14-1, we were required to account separately for the debt and equity components of our 3.5% Senior Subordinated Convertible Notes. The value ascribed to the debt component was determined using a fair value methodology, with the residual representing the equity component. The equity component was recorded as an increase in equity, with the debt discount being amortized as additional interest expense over the expected life of the instrument. We have applied the provisions of this standard retrospectively to all periods presented herein. Debt discount amortization increased $0.1 million, from $3.5 million to $3.6 million, as a result of the requirement to amortize the debt discount over the expected life of the obligation so as to maintain a consistent effective interest rate.
Equity in Earnings of Affiliates
Equity in earnings of affiliates decreased $0.7 million, from $1.4 million to $0.7 million. The decrease from 2008 to 2009 is due primarily to the impact of the difficult operating conditions outlined above on these businesses.
Gain on Debt Repurchase
In March 2009, we repurchased $68.7 million principal amount of our outstanding Convertible Notes, which had a book value of $62.8 million net of debt discount, for $51.4 million. We recorded a $10.4 million pre-tax gain in connection with the repurchase. In addition to the write-off of $5.9 million of unamortized debt discount we also wrote off $0.7 million of unamortized deferred financing costs and incurred $0.3 million of transaction costs. No cash was allocated to the reacquisition of the equity component because the cash paid was less than the fair value of the liability component prior to extinguishment.
Income Taxes
Income taxes decreased $8.1 million, or 45.4%, from $17.8 million to $9.7 million. The decrease from 2008 to 2009 is due to the decrease in our pre-tax income versus the prior year, offset by an increase in our overall effective income tax rate.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new dealerships, the improvement and expansion of existing facilities, the construction of new facilities and debt service, and potentially for dividends and repurchases of outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, or the issuance of equity securities. As of March 31, 2009, we had working capital of $123.5 million, including $11.5 million of cash, available to fund our operations and capital commitments. In addition, we had $180.0 million and £80.8 million ($115.9 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. In addition, one of our subsidiaries is the exclusive distributor of smart fortwo vehicles in the U.S. and Puerto Rico. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions, other expansion opportunities, significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. For a discussion of these possible events, see the discussion below with respect to our financing agreements.
Share Repurchases and Dividends
Our board of directors has approved a repurchase program for our outstanding securities with a remaining authority of $44.9 million. During the first quarter of 2009, we repurchased $68.7 million aggregate principal amount of 3.5% senior subordinated convertible notes for $51.4 million under this program. We may, from time to time as market conditions warrant, purchase our outstanding common stock, debt or convertible debt on the open market and in privately negotiated transactions and, potentially, via a tender offer or a pre-arranged trading plan. We have historically funded any repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and alternative uses of capital, such as for strategic investments in our current businesses, as well as any then-existing limits imposed by our finance agreements and securities trading policy.

We paid dividends of nine cents per share on March 3, 2008, June 2, 2008, September 1, 2008 and December 1, 2008. In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.
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
U.S. Credit Agreement
We are party to a $479.0 million credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $250.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan originally funded for $219.0 million, and for an additional $10.0 million of availability for letters of credit, through September 30, 2011. The revolving loans bear interest at a defined LIBOR plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. We repaid $10.0 million of this term loan in the first quarter of 2009.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2009, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of March 31, 2009, $70.0 million of revolving loans, $199.0 million of term loans and $0.5 million of letters of credit were outstanding under this agreement.
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

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2009, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of March 31, 2009, outstanding loans under the U.K. credit agreement amounted to £35.1 million ($50.4 million), including £15.9 million ($22.8 million) under the term loan.
7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2009, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”). The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2009, we were in compliance with all negative covenants and there were no events of default.
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
In March 2009, we repurchased $68.7 million principal amount of our outstanding Convertible Notes, which had a book value of $62.8 million net of debt discount, for $51.4 million. We recorded a $10.4 million pre-tax gain in connection with the repurchase. In addition to the write-off of $5.9 million of unamortized debt discount we also wrote off $0.7 million of unamortized deferred financing costs, and $0.3 million of transaction costs. As of March 31, 2009, $306.3 million principal amount of the Convertible Notes were outstanding.
Mortgage Facilities
We are party to a $42.4 million mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event we exercise our options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of March 31, 2009, $42.0 million was outstanding under this facility.
Interest Rate Swaps
We use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at 3.67%. We may terminate this arrangement at any time subject to the settlement of the then current fair value of the swap arrangements. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. As of March 31, 2009, we used Level 2 inputs as described under SFAS No. 157 to estimate the fair value of these contracts to be a liability of $15.1 million, of which $9.0 million and $6.1 million are recorded in accrued expenses and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet. During the three months ended March 31, 2009, we recognized a net gain of $0.2 million related to the interest rate swaps in accumulated other comprehensive loss and reclassified $2.4 million of existing derivative losses from accumulated other comprehensive loss into floor plan interest expense in the Condensed Consolidated Statement of Income. We expect approximately $9.0 million associated with the swaps to be recognized as an increase of interest expense over the next twelve months as the interest payments become due. During the three months ended March 31, 2009, the swaps increased the weighted average interest rate on floor plan borrowings by approximately 0.2%.
We were party to an interest rate swap agreement which expired in January 2008, pursuant to which a notional $200.0 million of our U.S. floating rate debt was exchanged for fixed rate debt. The swap was designated as a cash flow hedge of future interest payments of the LIBOR based U.S. floor plan borrowings.
Operating Leases
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our dealership properties and other facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease, as defined.
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

Off-Balance Sheet Arrangements
Third Party Lease Obligations
Since 1999, we have sold a number of dealerships to third parties. We have at times, as a condition to the sale, remained liable for the lease payments relating to the properties on which those franchises operate. We rely on the buyer of the franchise to pay the associated rent and maintain the property. In the event the buyer does not perform as expected (due to the buyer’s financial condition or other factors such as the market performance of the underlying vehicle manufacturer), we may not be able to recover amounts owed to us by the buyer. In this event, we could be required to fulfill these obligations, which could materially adversely affect our results of operations, financial condition or cash flows.
Cash Flows
Cash and cash equivalents decreased by $8.7 million during the three months ended March 31, 2009 and increased by $7.0 million during the three months ended March 31, 2008. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by operating activities was $175.9 million and $36.4 million during the three months ended March 31, 2009 and 2008, respectively. Cash flows from operating activities include net income, as adjusted for non-cash items, and the effects of changes in working capital.
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

	Three Months Ended March 31,
	2009	2008
Net cash from operating activities as reported	$175,865	$36,393
Floor plan notes payable — non-trade as reported	(121,866)	24,632

Net cash from operating activities, including all floor plan notes payable	$53,999	$61,025

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $26.3 million and $45.0 million during the three months ended March 31, 2009 and 2008, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions and other investments. Capital expenditures were $27.5 million and $47.2 million during the three months ended March 31, 2009 and 2008, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of March 31, 2009, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Proceeds from sale-leaseback transactions were $3.7 million during the three months ended March 31, 2008. There were no sale-leaseback transactions during the three months ended March 31, 2009. Cash used in acquisitions and other investments, net of cash acquired, was $11.5 million during the three months ended March 31, 2009, which includes cash used to repay sellers floor plan liabilities in such business acquisitions of $5.8 million. We made no acquisitions during the three months ended March 31, 2008. The three months ended March 31, 2009 and 2008 include $12.7 million of proceeds from other investing activities and $1.5 million cash used in other investing activities, respectively.

Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $156.6 million during the three months ended March 31, 2009, and cash provided by continuing financing activities was $15.9 million during the three months ended March 31, 2008. Cash flows from financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, and proceeds from the issuance of common stock, including proceeds from the exercise of stock options and dividends. We had net borrowings under our U.S credit agreement revolving credit line of $70.0 million during the three months ended March 31, 2009. During the three months ended March 31, 2009, we repaid $10.0 of our U.S. credit agreement term loan. We had net repayments of other long-term debt of $43.3 million and $0.2 million during the three months ended March 31, 2009 and 2008, respectively. We used $51.4 million to repurchase $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes. We had net repayments of floor plan notes payable non-trade of $121.9 million during the three months ended March 31, 2009 and net borrowings of floor plan notes payable non-trade of $24.6 million during the three months ended March 31, 2008. During the three months ended March 31, 2008 we paid $8.6 million of cash dividends to our stockholders. No cash dividends were paid to our stockholders during the three months ended March 31, 2009.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any significant past, present or upcoming cash transactions relating to discontinued operations.
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
Other Related Party Interests and Transactions
Roger S. Penske is also a managing member of Transportation Resource Partners, an organization that undertakes investments in transportation-related industries. Richard J. Peters, one of our directors, is a managing director of Transportation Resource Partners and is a director of Penske Corporation. Lucio A. Noto (one of our directors) is an investor in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our President and a director, is also the President and a director of Penske Corporation.
We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. We, Penske Corporation and certain affiliates have also entered into a joint insurance agreement which provides that, with respect to certain joint insurance policies (which includes our property policy), available coverage with respect to a loss shall be paid to each party as stipulated in the policies. In the event of losses that exceed the limit of liability for any policy or policy period, the total policy proceeds shall be allocated based on the ratio of premiums paid.
We are a 9.0% limited partner of PTL, a leading global transportation services provider. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GE Capital. Among other things, the partnership agreement provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests.

We have also entered into other joint ventures with certain related parties as more fully discussed below.
Joint Venture Relationships
From time to time, we enter into other joint venture relationships in the ordinary course of business, through which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2009, our automotive joint venture relationships were as follows:

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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2008 annual report on Form 10-K filed March 11, 2009. Important factors that could cause actual results to differ materially from our expectations include the following:
•	our business and the automotive retail industry in general are susceptible to further or continued adverse economic conditions, including changes in interest rates, consumer confidence, fuel prices and credit availability;

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	a restructuring of one of the U.S. automotive manufacturers may adversely affect our operations, as well as the automotive sector as a whole;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	with respect to PTL, changes in tax, financial or regulatory rules or requirements, changes in the financial health of PTL’s customers, labor strikes or work stoppages, asset utilization rates and industry competition;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates or a reduction in credit available to consumers may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases may materially adversely affect us;

•	the success of our smart distribution depends upon continued availability of the vehicle and customer demand for that vehicle;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness.
In addition:
•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of March 31, 2009, a 100 basis point change in interest rates would result in an approximate $3.0 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR or the Euro Interbank offer Rate. We are currently party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2009, adjusted to exclude the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $12.2 million change to our annual floor plan interest expense.
We evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. These policies include:
•	the maintenance of our overall debt portfolio with targeted fixed and variable rate components;

•	the use of authorized derivative instruments;

•	the prohibition of using derivatives for trading or other speculative purposes; and

•	the prohibition of highly leveraged derivatives or derivatives for which we are unable to reliably estimate a fair value or obtain a market quotation.

Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, the 7.75% Notes, the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
Foreign Currency Exchange Rates. As of March 31, 2009, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $78.0 million change to our revenues for the three months ended March 31, 2009.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to actions brought by governmental authorities, litigation with customers and employment related lawsuits, including class action claims and purported class action claims. As of March 31, 2009, we are not a party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 6. Exhibits

10.1	Third Amended and Restated Limited Partnership Agreement of Penske Truck Leasing Co., L.P. dated March 26, 2009.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.
	By:	/s/ Roger S. Penske
Roger S. Penske
Date: May 8, 2009		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Date: May 8, 2009		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Third Amended and Restated Limited Partnership Agreement of Penske Truck Leasing Co., L.P. dated March 26, 2009.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.