Form 10-Q
period 2009-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2009-07-31
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
As of July 29, 2009, there were 91,524,280 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$21,871	$20,108
Accounts receivable, net of allowance for doubtful accounts of $2,041 and $2,075	321,654	294,048
Inventories	1,264,758	1,589,105
Other current assets	99,924	88,251
Assets held for sale	5,550	15,428

Total current assets	1,713,757	2,006,940
Property and equipment, net	710,853	662,121
Goodwill	817,794	777,783
Franchise value	203,679	196,358
Equity method investments	287,106	296,487
Other long-term assets	18,337	22,460

Total assets	$3,751,526	$3,962,149

LIABILITIES AND EQUITY
Floor plan notes payable	$777,803	$964,783
Floor plan notes payable — non-trade	427,731	506,688
Accounts payable	215,643	178,282
Accrued expenses	203,307	195,994
Current portion of long-term debt	12,623	11,305
Liabilities held for sale	8,213	23,060

Total current liabilities	1,645,320	1,880,112
Long-term debt	949,043	1,052,060
Other long-term liabilities	259,167	221,556

Total liabilities	2,853,530	3,153,728

Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 91,527 shares issued and outstanding at June 30, 2009; 91,431 shares issued and outstanding at December 31, 2008	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	734,109	731,037
Retained earnings	150,106	119,745
Accumulated other comprehensive income (loss)	10,210	(45,990)

Total Penske Automotive Group stockholders’ equity	894,434	804,801
Non-controlling interest	3,562	3,620

Total equity	897,996	808,421

Total liabilities and equity	$3,751,526	$3,962,149

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,091,374	$1,726,632	$2,062,462	$3,350,762
Used vehicle	657,464	806,864	1,271,334	1,597,706
Finance and insurance, net	54,572	75,262	102,903	148,979
Service and parts	332,108	359,389	659,143	717,715
Distribution	53,152	98,421	133,265	162,191
Fleet and wholesale vehicle	130,747	264,486	245,649	522,379

Total revenues	2,319,417	3,331,054	4,474,756	6,499,732

Cost of sales:
New vehicle	1,005,265	1,582,160	1,905,050	3,069,868
Used vehicle	598,154	746,588	1,156,115	1,471,903
Service and parts	149,143	157,749	299,392	315,332
Distribution	45,702	82,605	114,016	136,222
Fleet and wholesale	126,823	265,790	238,134	522,843

Total cost of sales	1,925,087	2,834,892	3,712,707	5,516,168

Gross profit	394,330	496,162	762,049	983,564
Selling, general and administrative expenses	328,035	393,042	640,554	786,268
Depreciation and amortization	13,789	13,396	26,643	26,657

Operating income	52,506	89,724	94,852	170,639
Floor plan interest expense	(9,009)	(16,247)	(18,491)	(33,200)
Other interest expense	(13,663)	(12,423)	(28,142)	(24,292)
Debt discount amortization	(3,135)	(3,496)	(6,773)	(6,992)
Equity in earnings of affiliates	3,466	3,011	4,180	4,403
Gain on debt repurchase	—	—	10,429	—

Income from continuing operations before income taxes	30,165	60,569	56,055	110,558
Income taxes	(10,316)	(21,122)	(20,026)	(38,905)

Income from continuing operations	19,849	39,447	36,029	71,653
Loss from discontinued operations, net of tax	(5,682)	(1,189)	(5,660)	(1,065)

Net income	14,167	38,258	30,369	70,588
Less: Income attributable to non-controlling interests	88	428	8	863

Net income attributable to Penske Automotive Group common stockholders	$14,079	$37,830	$30,361	$69,725

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.22	$0.41	$0.39	$0.74
Discontinued operations	(0.06)	(0.01)	(0.06)	(0.01)

Net income	$0.15	$0.40	$0.33	$0.73
Shares used in determining basic earnings per share	91,531	95,385	91,506	95,261
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.22	$0.41	$0.39	$0.74
Discontinued operations	(0.06)	(0.01)	(0.06)	(0.01)

Net income	$0.15	$0.40	$0.33	$0.73
Shares used in determining diluted earnings per share	91,592	95,499	91,537	95,377
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$19,849	$39,447	$36,029	$71,653
Less: Income attributable to non-controlling interests	88	428	8	863

Income from continuing operations, net of tax	19,761	39,019	36,021	70,790
Loss from discontinued operations, net of tax	(5,682)	(1,189)	(5,660)	(1,065)

Net income	$14,079	$37,830	$30,361	$69,725
Cash dividends per share	$—	$0.09	$—	$0.18
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$30,369	$70,588
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	26,643	26,657
Debt discount amortization	6,773	6,992
Undistributed earnings of equity method investments	(4,180)	(4,403)
Loss from discontinued operations, net of tax	5,660	1,065
Deferred income taxes	21,037	4,360
Gain on debt repurchase	(10,733)	—
Changes in operating assets and liabilities:
Accounts receivable	(27,045)	20,808
Inventories	341,768	(59,569)
Floor plan notes payable	(187,020)	120,230
Accounts payable and accrued expenses	32,562	11,374
Other	7,943	(14,272)

Net cash from continuing operating activities	243,777	183,830

Investing Activities:
Purchase of equipment and improvements	(44,438)	(115,746)
Proceeds from sale-leaseback transactions	—	19,740
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $5,784 and $0, respectively	(11,476)	(68,651)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	—	(219,000)
Other	12,679	(1,500)

Net cash from continuing investing activities	(43,235)	(385,157)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	276,800	301,500
Repayments under U.S. credit agreement revolving credit line	(276,800)	(301,500)
Proceeds from U.S. credit agreement term loan	—	219,000
Repayments under U.S. credit agreement term loan	(10,000)	—
Repurchase 3.5% senior subordinated convertible notes	(51,425)	—
Net (repayments) borrowings of other long-term debt	(47,768)	454
Net repayments of floor plan notes payable — non-trade	(78,957)	(24,775)
Proceeds from exercises of options, including excess tax benefit	—	820
Dividends	—	(17,134)

Net cash from continuing financing activities	(188,150)	178,365

Discontinued operations:
Net cash from discontinued operating activities	(3,899)	(5,909)
Net cash from discontinued investing activities	6	60,099
Net cash from discontinued financing activities	(6,736)	(24,930)

Net cash from discontinued operations	(10,629)	29,260

Net change in cash and cash equivalents	1,763	6,298
Cash and cash equivalents, beginning of period	20,108	14,797

Cash and cash equivalents, end of period	$21,871	$21,095

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$49,368	$66,296
Income taxes	4,655	2,288
Seller financed debt	—	4,728
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued		Paid-in	Retained	Comprehensive	Attributable to Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Automotive Group	Interest	Equity
	(Unaudited)
	(Dollars in thousands)
Balance, January 1, 2009	91,430,781	$9	$731,037	$119,745	$(45,990)	$804,801	$3,620	$808,421
Equity compensation	96,549	—	3,072	—	—	3,072	—	3,072
Distributions to non-controlling interests	—	—	—	—	—	—	(66)	(66)
Foreign currency translation	—	—	—	—	54,565	54,565	—	54,565
Other	—	—	—	—	1,635	1,635	—	1,635
Net income	—	—	—	30,361	—	30,361	8	30,369

Balance, June 30, 2009	91,527,330	$9	$734,109	$150,106	$10,210	$894,434	$3,562	$897,996

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of Penske Automotive Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The Company evaluated subsequent events through July 31, 2009, the date the consolidated condensed financial statements were filed with the SEC. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through June 30, 2009 and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.
Results for the six months ended June 30, 2009 include a $10,429 pre-tax gain relating to the repurchase of $68,740 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes.
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
In June 2009, the Company announced that it entered into a non-binding memorandum of understanding (MOU) with General Motors regarding the potential acquisition of certain assets relating to the Saturn automotive brand. Pursuant to the MOU, the Company would obtain the rights to the Saturn brand, acquire certain assets including Saturn parts inventory, and have the right to distribute vehicles and parts through the Saturn dealership network. The Company does not intend to enter the manufacturing business nor does this transaction contemplate the Company purchasing any of the existing Saturn retailer network. If consummated, the Company anticipates offering existing Saturn retailers a new sales and service agreement. General Motors would continue to provide Saturn Aura, Vue and Outlook vehicles, on a contract basis, for an interim period. Any closing of the transaction is subject to satisfactory completion of due diligence, regulatory and other approvals.
Discontinued Operations
The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of the business being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations.
In evaluating whether the cash flows of a dealership will be eliminated from ongoing operations in its retail segment, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company owned dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. The net assets of dealerships accounted for as discontinued operations as of June 30, 2009 were immaterial. Combined income statement information regarding dealerships accounted for as discontinued operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$15,810	$99,380	$33,968	$222,686
Pre-tax loss	(5,700)	(4,342)	(5,702)	(4,216)
Loss on disposal	(2,992)	(234)	(2,992)	(234)

Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting. A summary of the fair value of the subordinated notes as of June 30, 2009, based on quoted, level one market data, follows:

	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$292,500
3.5% senior subordinated convertible notes due 2026	283,071	254,196
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
Accounting Changes
Effective January 1, 2009, the Company adopted a general accounting principle relating to debt with cash conversion options which required the Company to account separately for the debt and equity components of its 3.5% senior subordinated convertible notes. The value ascribed to the debt component was determined using a fair value methodology, with the residual representing the equity component. The equity component was recorded as an increase in equity, with the debt discount being amortized as additional interest expense over the expected life of the instrument. The Company has applied the provisions of this accounting principle retrospectively to all periods presented herein in accordance with general accounting principles governing accounting changes. As a result of this accounting change, the Company’s retained earnings as of January 1, 2008 decreased by $13,884 from $587,566 as originally reported to $573,682.
Effective January 1, 2009, the Company adopted a general accounting principle relating to earnings per share which required that unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents be considered participating securities that must be included in the computation of EPS pursuant to the two-class method. The Company has applied the provisions of this accounting principle retrospectively to all periods presented herein in accordance with accounting principles governing accounting changes.
The following tables summarize the effect of the accounting changes described above on our consolidated condensed financial statements.

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Statement of Income for the three months ended June 30:
Other interest expense	$13,755	$(92)	$13,663	$12,535	$(112)	$12,423
Debt discount amortization	—	3,135	3,135	—	3,496	3,496
Income tax expense	11,547	(1,231)	10,316	22,472	(1,350)	21,122
Income from continuing operations attributable to Penske Automotive Group common stockholders	21,573	(1,812)	19,761	41,053	(2,034)	39,019
Net income attributable to Penske Automotive Group common stockholders	15,891	(1,812)	14,079	39,864	(2,034)	37,830
Income from continuing operations attributable to Penske Automotive Group common stockholders per basic common share	0.24	(0.02)	0.22	0.43	(0.02)	0.41
Net income attributable to Penske Automotive Group common stockholders per basic common share	0.17	(0.02)	0.15	0.42	(0.02)	0.40
Shares used in determining basic earnings per share	90,842	689	91,531	94,506	879	95,385
Income from continuing operations attributable to Penske Automotive Group common stockholders per diluted common share	0.24	(0.02)	0.22	0.43	(0.02)	0.41
Net income attributable to Penske Automotive Group common stockholders per diluted common share	0.17	(0.02)	0.15	0.42	(0.02)	0.40
Shares used in determining diluted earnings per share	91,050	542	91,592	94,895	604	95,499

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Statement of Income for the six months ended June 30:
Other interest expense	$28,346	$(204)	$28,142	$24,516	$(224)	$24,292
Debt discount amortization	—	6,773	6,773	—	6,992	6,992
Income tax expense	22,663	(2,637)	20,026	41,605	(2,700)	38,905
Income from continuing operations attributable to Penske Automotive Group common stockholders	39,953	(3,932)	36,021	74,858	(4,068)	70,790
Net income attributable to Penske Automotive Group common stockholders	34,293	(3,932)	30,361	73,793	(4,068)	69,725
Income from continuing operations attributable to Penske Automotive Group common stockholders per basic common share	0.44	(0.05)	0.39	0.79	(0.05)	0.74
Net income attributable to Penske Automotive Group common stockholders per basic common share	0.38	(0.05)	0.33	0.78	(0.05)	0.73
Shares used in determining basic earnings per share	90,791	715	91,506	94,422	839	95,261
Income from continuing operations attributable to Penske Automotive Group common stockholders per diluted common share	0.44	(0.05)	0.39	0.79	(0.05)	0.74
Net income attributable to Penske Automotive Group common stockholders per diluted common share	0.38	(0.05)	0.33	0.78	(0.05)	0.73
Shares used in determining diluted earnings per share	90,922	615	91,537	94,784	593	95,377

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Balance Sheet as of June 30, 2009 and December 31, 2008:
Other current assets	$100,291	$(367)	$99,924	$88,701	$(450)	$88,251
Other long-term assets	18,613	(276)	18,337	23,022	(562)	22,460
Long-term debt	972,232	(23,189)	949,043	1,087,932	(35,872)	1,052,060
Other long-term liabilities	250,356	8,811	259,167	207,771	13,785	221,556
Additional paid-in-capital	691,016	43,093	734,109	687,944	43,093	731,037
Retained earnings	179,464	(29,358)	150,106	141,763	(22,018)	119,745

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Statement of Cash Flows for the six months ended June 30:
Net income	34,301	(3,932)	30,369	74,656	(4,068)	70,588

Debt discount amortization	—	6,773	6,773	—	6,992	6,992
Deferred income taxes	23,674	(2,637)	21,037	7,060	(2,700)	4,360
Other	8,147	(204)	7,943	(14,048)	(224)	(14,272)
New Accounting Pronouncement
A new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) will be effective for the Company on January 1, 2010. The new guidance replaces the current quantitative model for determining the primary beneficiary of a variable interest entity with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the variable interest entity’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The new guidance also requires: an additional reconsideration event for determining whether an entity is a VIE when holders of an at risk equity investment lose voting or similar rights to direct the activities that most significantly impact the entities economic performance; ongoing assessments of whether an enterprise is the primary beneficiary of a VIE; separate presentation of the assets and liabilities of the VIE on the balance sheet; and additional disclosures about an entity’s involvement with a VIE. The adoption of the accounting pronouncement will not impact the Company’s Consolidated Financial Statements.
2. Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2009	2008
New vehicles	$906,682	$1,247,897
Used vehicles	276,641	259,274
Parts, accessories and other	81,435	81,934

Total inventories	$1,264,758	$1,589,105

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $9,046 and $13,946 during the six months ended June 30, 2009 and 2008, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
3. Business Combinations
The Company acquired five automotive franchises during each of the six months ended June 30, 2009 and 2008, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s Consolidated Condensed Financial Statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2009 and 2008 follows:

	June 30,	June 30,
	2009	2008
Accounts receivable	$—	$2,560
Inventory	5,921	36,476
Other current assets	129	815
Property and equipment	3,250	1,836
Goodwill	1,746	31,004
Franchise value	749	10,742
Current liabilities	(319)	(14,782)

Cash used in dealership acquisitions	$11,476	$68,651

4. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and franchise value during the six months ended June 30, 2009:

		Franchise
	Goodwill	Value
Balances — January 1, 2009	$777,783	$196,358
Additions	1,746	749
Foreign currency translation	38,265	6,572

Balance — June 30, 2009	$817,794	$203,679

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
6. Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and weighted average shares of voting common stock outstanding. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 follows:

	Three Months Ended June		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding	91,531	95,385	91,506	95,261
Effect of stock options	61	114	31	116

Weighted average number of common shares outstanding, including effect of dilutive securities	91,592	95,499	91,537	95,377

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
During the three and six months ended June 30, 2009, 3 and 222 stock options, respectively, have been excluded from the calculation of diluted earnings per share because the effect of such securities was anti-dilutive. There were no anti-dilutive stock options outstanding during the three or six months ended June 30, 2008. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of June 30, 2009 and 2008, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.
7. Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
U.S. credit agreement — term loan	$199,000	$209,000
U.K. credit agreement — revolving credit line	21,390	59,831
U.K. credit agreement — term loan	23,228	25,752
U.K. credit agreement — overdraft line of credit	15,382	9,502
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	283,071	339,128
Mortgage facilities	41,804	42,243
Other	2,791	2,909

Total long-term debt	961,666	1,063,365
Less: current portion	(12,623)	(11,305)

Net long-term debt	$949,043	$1,052,060

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
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2009, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2009, $199,000 of term loans and $500 of letters of credit were outstanding under this facility. There were no revolving loans outstanding as of June 30, 2009.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, as amended, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £80,000 in revolving loans through August 31, 2011, which bears interest between a defined LIBOR plus 1.0% and defined LIBOR plus 1.6%, (2) a term loan originally funded for £30,000 which bears interest between 6.29% and 6.89% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a seasonally adjusted overdraft line of credit for up to £20,000 that bears interest at the Bank of England Base Rate plus 1.75% and matures on August 31, 2011.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2009, the U.K. subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of June 30, 2009, outstanding loans under the U.K. Credit Agreement amounted to £36,465 ($60,000), including £14,117 ($23,228) under the term loan.
7.75% Senior Subordinated Notes
In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2009, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
In January 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $306,260 are currently outstanding. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2009, the Company was in compliance with all negative covenants and there were no events of default.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.
In March 2009, the Company repurchased $68,740 principal amount of its outstanding Convertible Notes, which had a book value of $62,831 net of debt discount, for $51,425. In connection with the transaction, the Company wrote off $5,909 of unamortized debt discount and $672 of unamortized deferred financing costs, and incurred $305 of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, the Company recorded a $10,429 pre-tax gain in connection with the repurchase.
The liability and equity components related to the Convertible Notes consist of the following:

	June 30,	December 31,
	2009	2008
Carrying amount of the equity component	$43,093	$43,093

Principal amount of the liability component	$306,260	$375,000
Unamortized debt discount	23,189	35,872

Net carrying amount of the liability component	$283,071	$339,128

The remaining unamortized debt discount will be amortized as additional interest expense through the date the Company expects to be required to redeem the Convertible Notes, approximately $12,984 of which will be recognized as an increase of interest expense over the next twelve months. The annual effective interest rate on the liability component is 8.25%.
Mortgage Facilities
The Company is party to a $42,400 mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event the Company exercises its options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of June 30, 2009, $41,804 was outstanding under this facility.
8. Interest Rate Swaps
The Company uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. The Company is party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time, subject to the settlement of the then current fair value of the swap arrangements. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings.
As of June 30, 2009, the Company used Level 2 inputs to estimate the fair value of these contracts to be a liability of $12,954, of which $9,296 and $3,658 are recorded in accrued expenses and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet. During the six months ended June 30, 2009, the Company recognized a net gain of $1,464 related to the interest rate swaps in accumulated other comprehensive income, and reclassified $4,894 of existing derivative losses from accumulated other comprehensive income into floor plan interest expense in the Condensed Consolidated Statement of Income. The Company expects approximately $9,296 associated with the swaps to be recognized as an increase of interest expense over the next twelve months as the hedged interest payments become due. During the six months ended June 30, 2009, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.3%.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, and includes class action claims and purported class action claims. As of June 30, 2009, the Company is not party to any legal proceedings, including class action lawsuits, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. See MD&A -“Forward Looking Statements”.
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at the Company’s election. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and an acceleration of the payments due under the lease.
The Company has sold a number of dealerships to third parties and, as a condition to certain of those sales, remains liable for the lease payments relating to the properties on which those franchises operate in the event of non-payment by the buyer. In this event, the Company could be required to fulfill that buyer’s rent and other obligations, which could materially adversely affect its results of operations, financial condition or cash flows.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Attributable to Penske Automotive Group:
Net income	$14,079	$37,830	$30,361	$69,725
Other comprehensive income:
Foreign currency translation	52,357	1,706	54,565	5,766
Other	1,472	4,350	1,635	(921)

Total attributable to Penske Automotive Group	67,908	43,886	86,561	74,570

Attributable to the non-controlling interest:
Net income	88	428	8	863

Total comprehensive income	$67,996	$44,314	$86,569	$75,433

11. Segment Information
The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has three reportable operating segments as defined in general accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations, (ii) Distribution, consisting of our distribution of the smart fortwo vehicle, parts and accessories in the U.S. and Puerto Rico, and (iii) PAG Investments, consisting of our investments in non-automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relating to the operation of the dealerships. The individual dealership operations included in the Retail segment have been grouped into five geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). In connection with the addition of PAG Investments, we have reclassified historical amounts to conform to our current segment presentation.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following table summarizes revenues and income from continuing operations before certain non-recurring items and income taxes, which is the measure by which management allocates resources to its segments, and which we refer to as adjusted segment income, for each of our reportable segments. Adjusted segment income excludes the item in the table below in order to enhance the comparability of segment income from period to period.
Three Months Ended June 30

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2009	$2,266,347	$58,878	$—	$(5,808)	$2,319,417
2008	3,232,633	116,881	—	(18,460)	3,331,054
Adjusted segment income
2009	26,737	967	2,520	(59)	30,165
2008	49,060	10,307	1,193	9	60,569
Six Months Ended June 30

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2009	$4,341,573	$147,509	$—	$(14,326)	$4,474,756
2008	6,337,541	192,361	—	(30,170)	6,499,732
Adjusted segment income
2009	35,450	7,272	3,126	(222)	45,626
2008	95,445	14,254	1,437	(578)	110,558
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes for the six month periods ended June 30, 2009 and 2008. There were no reconciling items in the three month periods ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,
	2009	2008
Adjusted segment income	$45,626	$110,558
Gain on debt repurchase	10,429	—

Income from continuing operations before income taxes	$56,055	$110,558

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
June 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Cash and cash equivalents	$21,871	$—	$—	$16,197	$5,674
Accounts receivable, net	321,654	(211,008)	211,008	178,466	143,188
Inventories	1,264,758	—	—	794,084	470,674
Other current assets	99,924	—	412	55,925	43,587
Assets held for sale	5,550	—	—	—	5,550

Total current assets	1,713,757	(211,008)	211,420	1,044,672	668,673
Property and equipment, net	710,853	—	6,260	430,571	274,022
Intangible assets	1,021,473	—	—	572,243	449,230
Equity method investments	287,106	—	221,303	—	65,803
Other long-term assets	18,337	(1,313,227)	1,319,341	11,108	1,115

Total assets	$3,751,526	$(1,524,235)	$1,758,324	$2,058,594	$1,458,843

Floor plan notes payable	$777,803	$—	$—	$468,983	$308,820
Floor plan notes payable — non-trade	427,731	—	—	262,288	165,443
Accounts payable	215,643	—	1,774	92,982	120,887
Accrued expenses	203,307	(211,008)	1,483	93,786	319,046
Current portion of long-term debt	12,623	—	—	1,008	11,615
Liabilities held for sale	8,213	—	—	—	8,213

Total current liabilities	1,645,320	(211,008)	3,257	919,047	934,024
Long-term debt	949,043	(119,793)	857,071	44,595	167,170
Other long-term liabilities	259,167	—	—	237,427	21,740

Total liabilities	2,853,530	(330,801)	860,328	1,201,069	1,122,934
Total equity	897,996	(1,193,434)	897,996	857,525	335,909

Total liabilities and equity	$3,751,526	$(1,524,235)	$1,758,324	$2,058,594	$1,458,843

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Cash and cash equivalents	$20,108	$—	$—	$14,060	$6,048
Accounts receivable, net	294,048	(196,465)	196,465	182,583	111,465
Inventories	1,589,105	—	—	1,001,571	587,534
Other current assets	88,251	—	2,711	59,931	25,609
Assets held for sale	15,428	—	—	1,677	13,751

Total current assets	2,006,940	(196,465)	199,176	1,259,822	744,407
Property and equipment, net	662,121	—	6,927	416,300	238,894
Intangible assets	974,141	—	—	542,128	432,013
Equity method investments	296,487	—	227,451	—	69,036
Other long-term assets	22,460	(1,293,431)	1,300,546	12,169	3,176

Total assets	$3,962,149	$(1,489,896)	$1,734,100	$2,230,419	$1,487,526

Floor plan notes payable	$964,783	$—	$—	$659,531	$305,252
Floor plan notes payable — non-trade	506,688	—	—	268,988	237,700
Accounts payable	178,282	—	2,183	80,002	96,097
Accrued expenses	195,994	(196,465)	368	94,983	297,108
Current portion of long-term debt	11,305	—	—	978	10,327
Liabilities held for sale	23,060	—	—	1,460	21,600

Total current liabilities	1,880,112	(196,465)	2,551	1,105,942	968,084
Long-term debt	1,052,060	(138,341)	923,128	44,117	223,156
Other long-term liabilities	221,556	—	—	201,691	19,865

Total liabilities	3,153,728	(334,806)	925,679	1,351,750	1,211,105
Total equity	808,421	(1,155,090)	808,421	878,669	276,421

Total liabilities and equity	$3,962,149	$(1,489,896)	$1,734,100	$2,230,419	$1,487,526

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,319,417	$—	$—	$1,384,071	$935,346
Cost of sales	1,925,087	—	—	1,140,784	784,303

Gross profit	394,330	—	—	243,287	151,043
Selling, general, and administrative expenses	328,035	—	6,229	203,341	118,465
Depreciation and amortization	13,789	—	290	8,659	4,840

Operating income (loss)	52,506	—	(6,519)	31,287	27,738
Floor plan interest expense	(9,009)	—	—	(6,285)	(2,724)
Other interest expense	(13,663)	—	(10,754)	(34)	(2,875)
Debt discount amortization	(3,135)	—	(3,135)	—	—
Equity in income of affiliates	3,466	—	2,381	—	1,085
Equity in earnings of subsidiaries	—	(48,104)	48,104	—	—

Income from continuing operations before income taxes	30,165	(48,104)	30,077	24,968	23,224
Income taxes	(10,316)	16,499	(10,316)	(9,920)	(6,579)

Income from continuing operations	19,849	(31,605)	19,761	15,048	16,645
Loss from discontinued operations, net of tax	(5,682)	5,682	(5,682)	(3,411)	(2,271)

Net income	14,167	(25,923)	14,079	11,637	14,374
Less: Income attributable to the non-controlling interests	88	—	—	—	88

Net income attributable to Penske Automotive Group common stockholders	$14,079	$(25,923)	$14,079	$11,637	$14,286

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$3,331,054	$—	$—	$1,965,690	$1,365,364
Cost of sales	2,834,892	—	—	1,656,706	1,178,186

Gross profit	496,162	—	—	308,984	187,178
Selling, general, and administrative expenses	393,042	—	2,922	245,040	145,080
Depreciation and amortization	13,396	—	290	7,608	5,498

Operating income (loss)	89,724	—	(3,212)	56,336	36,600
Floor plan interest expense	(16,247)	—	—	(9,426)	(6,821)
Other interest expense	(12,423)	—	(8,385)	(36)	(4,002)
Debt discount amortization	(3,496)	—	(3,496)	—	—
Equity in income of affiliates	3,011	—	—	—	3,011
Equity in earnings of subsidiaries	—	(75,234)	75,234	—	—

Income from continuing operations before income taxes	60,569	(75,234)	60,141	46,874	28,788
Income taxes	(21,122)	26,423	(21,122)	(17,576)	(8,847)

Income from continuing operations	39,447	(48,811)	39,019	29,298	19,941
Loss from discontinued operations, net of tax	(1,189)	1,189	(1,189)	(956)	(233)

Net income	38,258	(47,622)	37,830	28,342	19,708
Less: Income attributable to the non-controlling interests	428	—	—	—	428

Net income attributable to Penske Automotive Group common stockholders	$37,830	$(47,622)	$37,830	$28,342	$19,280

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$4,474,756	$—	$—	$2,661,256	$1,813,500
Cost of sales	3,712,707	—	—	2,191,976	1,520,731

Gross profit	762,049	—	—	469,280	292,769
Selling, general, and administrative expenses	640,554	—	9,547	401,488	229,519
Depreciation and amortization	26,643	—	580	16,962	9,101

Operating income (loss)	94,852	—	(10,127)	50,830	54,149
Floor plan interest expense	(18,491)	—	—	(12,555)	(5,936)
Other interest expense	(28,142)	—	(22,226)	(65)	(5,851)
Debt discount amortization	(6,773)	—	(6,773)	—	—
Equity in income of affiliates	4,180	—	2,964	—	1,216
Gain on debt repurchase	10,429	—	10,429	—	—
Equity in earnings of subsidiaries	—	(81,780)	81,780	—	—

Income from continuing operations before income taxes	56,055	(81,780)	56,047	38,210	43,578
Income taxes	(20,026)	29,221	(20,026)	(17,024)	(12,197)

Income from continuing operations	36,029	(52,559)	36,021	21,186	31,381
Loss from discontinued operations, net of tax	(5,660)	5,660	(5,660)	(3,541)	(2,119)

Net income	30,369	(46,899)	30,361	17,645	29,262
Less: Income attributable to the non-controlling interests	8	—	—	—	8

Net income attributable to Penske Automotive Group common stockholders	$30,361	$(46,899)	$30,361	$17,645	$29,254

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$6,499,732	$—	$—	$3,689,166	$2,810,566
Cost of sales	5,516,168	—	—	3,107,406	2,408,762

Gross profit	983,564	—	—	581,760	401,804
Selling, general, and administrative expenses	786,268	—	6,773	475,091	304,404
Depreciation and amortization	26,657	—	654	14,793	11,210

Operating income (loss)	170,639	—	(7,427)	91,876	86,190
Floor plan interest expense	(33,200)	—	—	(18,754)	(14,446)
Other interest expense	(24,292)	—	(15,392)	(73)	(8,827)
Debt discount amortization	(6,992)	—	(6,992)	—	—
Equity in income of affiliates	4,403	—	—	—	4,403
Equity in earnings of subsidiaries	—	(139,506)	139,506	—	—

Income from continuing operations before income taxes	110,558	(139,506)	109,695	73,049	67,320
Income taxes	(38,905)	49,478	(38,905)	(29,142)	(20,336)

Income from continuing operations	71,653	(90,028)	70,790	43,907	46,984
(Loss) income from discontinued operations, net of tax	(1,065)	1,065	(1,065)	(1,141)	76

Net income	70,588	(88,963)	69,725	42,766	47,060
Less: Income attributable to the non-controlling interests	863	—	—	—	863

Net income attributable to Penske Automotive Group common stockholders	$69,725	$(88,963)	$69,725	$42,766	$46,197

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$243,777	$49,853	$56,576	$137,348

Investing activities:
Purchase of property and equipment	(44,438)	87	(30,677)	(13,848)
Dealership acquisitions, net	(11,476)	—	(3,556)	(7,920)
Other	12,679	11,485	—	1,194

Net cash from continuing investing activities	(43,235)	11,572	(34,233)	(20,574)

Financing activities:
Repayments under U.S. credit agreement term loan	(10,000)	(10,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(51,425)	(51,425)	—	—
Net repayments of long-term debt	(47,768)	—	(8,080)	(39,688)
Net repayments of floor plan notes payable — non-trade	(78,957)	—	(6,703)	(72,254)
Distributions from (to) parent	—	—	20	(20)

Net cash from continuing financing activities	(188,150)	(61,425)	(14,763)	(111,962)

Net cash from discontinued operations	(10,629)	—	(5,443)	(5,186)

Net change in cash and cash equivalents	1,763	—	2,137	(374)
Cash and cash equivalents, beginning of period	20,108	—	14,060	6,048

Cash and cash equivalents, end of period	$21,871	$—	$16,197	$5,674

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$183,830	$7,908	$114,075	$61,847

Investing activities:
Purchase of property and equipment	(115,746)	(7,908)	(57,869)	(49,969)
Proceeds from sale — leaseback transactions	19,740	—	5,964	13,776
Dealership acquisitions, net	(68,651)	—	(32,334)	(36,317)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	(219,000)	(219,000)	—	—
Other	(1,500)	—	—	(1,500)

Net cash from continuing investing activities	(385,157)	(226,908)	(84,239)	(74,010)

Financing activities:
Proceeds from U.S. credit agreement term loan	219,000	219,000	—	—
Net borrowings (repayments) of long-term debt	454	16,314	(3,962)	(11,898)
Net (repayments) borrowings of floor plan notes payable — non-trade	(24,775)	—	(39,207)	14,432
Proceeds from exercises of options, including excess tax benefit	820	820	—	—
Distributions from (to) parent	—	—	1,031	(1,031)
Dividends	(17,134)	(17,134)	—	—

Net cash from continuing financing activities	178,365	219,000	(42,138)	1,503

Net cash from discontinued operations	29,260	—	17,153	12,107

Net change in cash and cash equivalents	6,298	—	4,851	1,447
Cash and cash equivalents, beginning of period	14,797	—	480	14,317

Cash and cash equivalents, end of period	$21,095	$—	$5,331	$15,764

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses since inception. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through June 30, 2009.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of June 30, 2009, we owned and operated 160 franchises in the U.S. and 151 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands with 95% of our total retail vehicle revenue in 2009 generated from brands of non-U.S. based manufacturers and sales relating to premium brands, such as Audi, BMW, Cadillac and Porsche, representing 65% of our total retail vehicle revenue. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 64% of our total revenues in 2009 generated from operations in the U.S. and 36% generated from our operations outside the U.S. (predominately in the U.K.).
We are also, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40-plus miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. smart USA has certified a network of more than 75 smart dealerships, nine of which are owned and operated by us. The smart fortwo offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe and BRABUS cabriolet, with base prices ranging from $11,990 to $20,990. We currently expect to distribute more than 18,000 smart fortwo vehicles in 2009.
In June 2008, we acquired a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation (collectively, “GE Capital”) in exchange for $219.0 million. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GE Capital. We expect to receive annual pro-rata cash distributions of partnership profits and realize U.S. cash tax savings relating to this investment.
In June 2009, we announced that we have entered into a non-binding memorandum of understanding (“MOU”) with General Motors regarding the potential acquisition of certain assets relating to the Saturn automotive brand. Pursuant to the MOU, we would obtain the rights to the Saturn brand, acquire certain assets including Saturn parts inventory, and have the right to distribute vehicles and parts through the Saturn dealership network. We do not intend to enter the manufacturing business nor does this transaction contemplate us purchasing any of the existing Saturn retailer network. If consummated, we anticipate offering existing Saturn retailers with a new sales and service agreement. General Motors would continue to provide Saturn Aura, Vue and Outlook vehicles, on a contract basis, for an interim period. Any closing of the transaction is subject to satisfactory completion of due diligence, regulatory and other approvals.
Outlook
There has been reduced consumer confidence and spending in the markets in which we operate, which we believe has resulted in reduced customer traffic in our dealerships, particularly since September 2008. We expect our business to remain significantly impacted by economic conditions in 2009. Market conditions have also negatively impacted vehicle manufacturers. In particular, the U.S. based automotive manufacturers have experienced critical operational and financial distress, due in part to shrinking market share in the U.S. and the recent limitation in worldwide credit capacity. In 2008 and early 2009, certain U.S. based manufacturers received support from the U.S. government in the form of loans and two manufacturers filed for bankruptcy during the second quarter. While we have limited exposure to these manufacturers as a percentage of our overall revenue, the restructuring of them may lead to significant disruption to the automotive supply chain and to our dealerships that represent those manufacturers, and could possibly also impact other automotive manufacturers and suppliers. We cannot reasonably predict the impact to the automotive retail environment of any such disruption. We have been notified that our franchise rights at one of our General Motors dealerships will be terminated in 2010 as part of General Motors’ restructuring under bankruptcy protection. We do not expect this termination to materially adversely affect our results of operations, financial condition or cash flows.

In addition, continued weakness in worldwide credit markets has resulted in an increase in the cost of capital for the captive finance subsidiaries that provide us financing for our inventory procurement. Interest rates under our inventory borrowing arrangements are variable and based on changes in the prime rate, defined LIBOR or the Euro Interbank Offer Rate (the “base rate”), plus a spread that varies by lender. While the base rate under these arrangements are generally lower due to government actions designed to spur liquidity and bank lending activities, certain of our lenders raised the spread charged to us, or have established minimum lending rates. These increases varied between 50 and 250 basis points. Due to these relative increases, we do not expect to realize the full benefit of the lower base rates expected in 2009 compared to 2008. The increases levied by lenders to date would result in $5.8 million of incremental floorplan interest expense based on average outstanding balances during 2008.
In response to the challenging operating environment, we have undertaken significant cost saving initiatives. In 2008, we eliminated approximately 1,400 positions, representing approximately 10.0% of our worldwide workforce, and amended pay plans for certain other employees to better align our workforce for current business levels and to reduce compensation expense generally. Other cost curtailment initiatives included a reduction in advertising activities, suspension of matching contributions to certain of our defined contribution plans, and the suspension of our quarterly cash dividends to stockholders. We continue to monitor the business climate, and are taking such further actions as needed to respond to current business conditions.
Operating Overview
New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, fees for facilitating the sale of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, and the sale of replacement parts and the sale of aftermarket accessories. During the three and six months ended June 30, 2009, we experienced a year over year decline on a same store basis of new and used vehicle unit sales, coupled with a corresponding decrease in finance and insurance revenues. Our same store service and parts business also experienced a decline during these periods, although less so than vehicle sales. We expect a continuation of this difficult operating environment throughout 2009.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, service and parts transactions, and the distribution of the smart fortwo. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin. During the three and six months ended June 30, 2009, we experienced year over year margin declines relating to our new vehicle sales and service and parts operations, and an increase in used vehicle sales margins. We expect such margin pressure to continue throughout 2009.
Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends. Our selling, general, and administrative expenses for compensation and advertising have decreased during the three and six months ended June 30, 2009, due in part to lower vehicle sales volumes, coupled with the cost saving initiatives outlined above. Our rent expense is expected to grow as a result of cost of living indexes outlined in our lease agreements; however, this increase during the three and six months ended June 30, 2009 has been offset somewhat by recent increases in cost of living adjustments below our anticipated adjustment for certain leases, as well as by concessions granted by certain landlords in recognition of current market conditions. As outlined in “Outlook” above, we will continue to monitor the business climate, and take such further actions as needed to respond to business conditions.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is typically based on benchmark lending rates, which are based in large part upon national inter-bank lending rates set by local governments. During the latter part of 2008, such benchmark rates were significantly reduced as a result of government actions designed to spur liquidity and bank lending activities. As a result, our cost of capital on variable rate indebtedness has declined during the three and six months ended June 30, 2009; however, the significance of this decrease is limited somewhat by the increases in rate spreads being charged by our vehicle finance partners outlined in “Outlook” above.
Equity in earnings of affiliates represents our share of the earnings relating to investments in various joint ventures and other non-consolidated investments, including PTL. It is our expectation that the difficult operating conditions outlined above will similarly impact these businesses throughout 2009.

The future success of our business will likely be dependent on, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealerships, the success of our distribution of the smart fortwo, and the return realized from our investments in various joint ventures and other non-consolidated investments. See Part II Item 1A “Risk Factors” and “Forward-Looking Statements.”
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under various manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the six months ended June 30, 2009 and 2008, we earned $144.9 million and $172.2 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $142.1 million and $168.5 million was recorded as a reduction of cost of sales.
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
Impairment Testing
Franchise value impairment is assessed as of October 1 every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amounts and estimated fair values. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value, and an impairment loss may be recognized up to that excess. We also evaluate our franchises in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise value has an indefinite life.

Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment, which are organized by geography, are components that are aggregated into five reporting units as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Accordingly, our operating segments are also considered our reporting units for the purpose of goodwill impairment testing relating to our Retail segment. There is no goodwill recorded relating to our Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount, and an impairment loss may be recognized up to that excess.
The fair values of franchise rights and goodwill are determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital.
Investments
Investments include investments in businesses accounted for under the equity method. A majority of our investments are in joint ventures that are more fully described in “Joint Venture Relationships” below. Such joint venture relationships are accounted for under the equity method, pursuant to which we record our proportionate share of the joint venture’s income each period.
The net book value of our investments was $287.1 million and $297.8 million as of June 30, 2009 and December 31, 2008, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors’ and officers’ insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a majority of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $22.5 million and $19.2 million as of June 30, 2009 and December 31, 2008, respectively. Changes in the reserve estimate during 2009 relate primarily to the inclusion of additional participants in our self-insured employee medical benefit plans and reserves for current year activity in our general liability and workers compensation programs.
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
Classification of Franchises in Continuing and Discontinued Operations
We classify the results of our operations in our consolidated financial statements based on general accounting principles for discontinued operations, which requires judgment in determining whether a franchise will be reported within continuing or discontinued operations. Such judgments include whether a franchise will be divested, the period required to complete the divestiture, and the likelihood of changes to the divestiture plans. If we determine that a franchise should be reclassified from continuing operations to discontinued operations, or from discontinued operations to continuing operations, our consolidated financial statements for prior periods are revised to reflect such reclassification.

New Accounting Pronouncement
A new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) will be effective for us on January 1, 2010. The new guidance replaces the current quantitative model for determining the primary beneficiary of a variable interest entity with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the variable interest entity’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The new guidance also requires: an additional reconsideration event for determining whether an entity is a VIE when holders of an at risk equity investment lose voting or similar rights to direct the activities that most significantly impact the entities economic performance; ongoing assessments of whether an enterprise is the primary beneficiary of a VIE; separate presentation of the assets and liabilities of the VIE on the balance sheet; and additional disclosures about an entity’s involvement with a VIE. The adoption of the accounting pronouncement will not impact our Consolidated Financial Statements.
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
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 (dollars in millions, except per unit amounts)
New Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
New retail unit sales	33,126	50,072	(16,946)	(33.8%)
Same store new retail unit sales	31,547	49,224	(17,677)	(35.9%)
New retail sales revenue	$1,091.4	$1,726.6	$(635.2)	(36.8%)
Same store new retail sales revenue	$1032.0	$1,701.0	$(669.0)	(39.3%)
New retail sales revenue per unit	$32,946	$34,483	$(1,537)	(4.5%)
Same store new retail sales revenue per unit	$32,713	$34,556	$(1,843)	(5.3%)
Gross profit — new	$86.1	$144.5	$(58.4)	(40.4%)
Same store gross profit — new	$81.3	$142.2	$(60.9)	(42.8%)
Average gross profit per new vehicle retailed	$2,599	$2,885	$(286)	(9.9%)
Same store average gross profit per new vehicle retailed	$2,577	$2,890	$(313)	(10.8%)
Gross margin % — new	7.9%	8.4%	(0.5%)	(6.0%)
Same store gross margin % — new	7.9%	8.4%	(0.5%)	(6.0%)
Units
Retail unit sales of new vehicles decreased 16,946 units, or 33.8%, from 2008 to 2009. The decrease is due a 17,677 unit, or 35.9%, decrease in same store retail unit sales during the period, offset by a 731 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our volume foreign brand stores in the U.S. and premium brand stores in the U.S. and U.K. During the second quarter, unit sales in the U.S. market declined 32% and registrations in the U.K. market declined 21%. The decline in our unit sales is associated with overall weak demand for new vehicles and the associated decline in consumer traffic in our showrooms.
Revenues
New vehicle retail sales revenue decreased $635.2 million, or 36.8%, from 2008 to 2009. The decrease is due to a $669.0 million, or 39.3%, decrease in same store revenues, offset by a $33.8 million increase from net dealership acquisitions. The same store revenue decrease is due primarily to the 35.9% decrease in retail unit sales, which reduced revenue by $610.9 million, coupled with a $1,843, or 5.3%, decrease in average selling prices per unit which decreased revenue by $58.1 million.
Gross Profit
Retail gross profit from new vehicle sales decreased $58.4 million, or 40.4%, from 2008 to 2009. The decrease is due to a $60.9 million, or 42.8%, decrease in same store gross profit, offset by a $2.5 million increase from net dealership acquisitions. The same store decrease is due primarily to the 35.9% decrease in retail unit sales, which reduced gross profit by $51.1 million, coupled with a $313, or 10.8%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $9.8 million.

Used Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
Used retail unit sales	26,004	27,624	(1,620)	(5.9%)
Same store used retail unit sales	24,442	27,291	(2,849)	(10.4%)
Used retail sales revenue	$657.5	$806.9	$(149.4)	(18.5%)
Same store used retail sales revenue	$613.6	$797.0	$(183.4)	(23.0%)
Used retail sales revenue per unit	$25,283	$29,209	$(3,926)	(13.4%)
Same store used retail sales revenue per unit	$25,103	$29,205	$(4,102)	(14.0%)
Gross profit — used	$59.3	$60.3	$(1.0)	(1.7%)
Same store gross profit — used	$55.7	$59.3	$(3.6)	(6.1%)
Average gross profit per used vehicle retailed	$2,281	$2,182	$99	4.5%
Same store average gross profit per used vehicle retailed	$2,279	$2,174	$105	4.8%
Gross margin % — used	9.0%	7.5%	1.5%	20.0%
Same store gross margin % — used	9.1%	7.4%	1.7%	23.0%
Units
Retail unit sales of used vehicles decreased 1,620 units, or 5.9%, from 2008 to 2009. The decrease is due to a 2,849 unit, or 10.4%, decrease in same store retail unit sales, offset by a 1,229 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in volume foreign brand stores in the U.S. and premium brand stores in the U.K. We believe our sales of used vehicle units were influenced by the reduction in traffic in our stores resulting from the decline in consumer confidence, offset by customers electing to purchase used vehicles as a less expensive alternative to new vehicles due to the challenging economic climate.
Revenues
Used vehicle retail sales revenue decreased $149.4 million, or 18.5%, from 2008 to 2009. The decrease is due to a $183.4 million, or 23.0%, decrease in same store revenues, offset by a $34.0 million increase from net dealership acquisitions. The same store revenue decrease is due to a $4,102, or 14.0%, decrease in comparative average selling prices per unit, which decreased revenue by $100.2 million, coupled with the 10.4% decrease in same store retail unit sales which decreased revenue by $83.2 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $1.0 million, or 1.7%, from 2008 to 2009. The decrease is due to a $3.6 million, or 6.1%, decrease in same store gross profit, offset by a $2.6 million increase from net dealership acquisitions. The decrease in same store gross profit is due to the 10.4% decrease in used retail unit sales, which decreased gross profit by $6.2 million, offset by a $105, or 4.8%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $2.6 million.
Finance and Insurance Data

			2009 vs. 2008
	2009	2008	Change	% Change
Finance and insurance revenue	$54.6	$75.3	$(20.7)	(27.5%)
Same store finance and insurance revenue	$51.9	$74.2	$(22.3)	(30.1%)
Finance and insurance revenue per unit	$923	$969	$(46)	(4.7%)
Same store finance and insurance revenue per unit	$927	$970	$(43)	(4.4%)
Finance and insurance revenue decreased $20.7 million, or 27.5%, from 2008 to 2009. The decrease is due to a $22.3 million, or 30.1%, decrease in same store revenues during the period, offset by a $1.6 million increase from net dealership acquisitions. The same store revenue decrease is due to a 26.8% decrease in retail unit sales, which decreased revenue by $19.9 million, coupled with a $43, or 4.4%, decrease in comparative average finance and insurance revenue per unit which decreased revenue by $2.4 million. The $43 decrease in comparative average finance and insurance revenue per unit retailed is due primarily to decreased sales penetration of certain products, which we believe was brought about by the challenging economic conditions.

Service and Parts Data

			2009 vs. 2008
	2009	2008	Change	% Change
Service and parts revenue	$332.1	$359.4	$(27.3)	(7.6%)
Same store service and parts revenue	$312.7	$353.0	$(40.3)	(11.4%)
Gross profit	$183.0	$201.6	$(18.6)	(9.2%)
Same store gross profit	$173.0	$198.1	$(25.1)	(12.7%)
Gross margin	55.1%	56.1%	(1.0%)	(1.8%)
Same store gross margin	55.3%	56.1%	(0.8%)	(1.4%)
Revenues
Service and parts revenue decreased $27.3 million, or 7.6%, from 2008 to 2009. The decrease is due to a $40.3 million, or 11.4%, decrease in same store revenues during the period, offset by a $13.0 million increase from net dealership acquisitions. The same store decrease is due in part to a decline in pre-inspection and delivery work on new vehicle inventories due to the 35.9% decrease in same store new vehicle retail unit sales, coupled with a 14.2% same store decrease in body shop revenue.
Gross Profit
Service and parts gross profit decreased $18.6 million, or 9.2%, from 2008 to 2009. The decrease is due to a $25.1 million, or 12.7%, decrease in same store gross profit during the period, offset by a $6.5 million increase from net dealership acquisitions. The same store gross profit decrease is due to the $40.3 million, or 11.4%, decrease in same store revenues, which decreased gross profit by $22.3 million, coupled with a 0.8% decrease in gross margin, which decreased gross profit by $2.8 million. The decline in gross margin on parts, service and collision repairs in 2009 compared to the prior year was due in part to a higher proportion of lower margin sales such as standard oil changes and tire sales.
Distribution
smart USA, a wholly-owned subsidiary, began distributing the smart fortwo vehicle in the U.S. in 2008. Distribution units wholesaled during the quarter decreased 4,072 units, or 52.7%, from 7,731 during the three months ended June 30, 2008 to 3,659 during the three months ended June 30, 2009. Total distribution segment revenue decreased $58.0 million, or 49.6%, from $116.9 million during the three months ended June 30, 2008 to $58.9 million during the three months ended June 30, 2009. Segment gross profit, which includes gross profit on vehicle and parts sales, totaled $7.5 million and $15.8 million during the three months ended June 30, 2009 and 2008, respectively.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) decreased $65.0 million, or 16.5%, from $393.0 million to $328.0 million. The aggregate decrease is due primarily to a $74.7 million, or 19.4%, decrease in same store SG&A, offset by a $9.7 million increase from net dealership acquisitions. The decrease in same store SG&A is due to (1) a net decrease in variable selling expenses, including decreases in variable compensation, as a result of the 23.6% decrease in same store retail gross profit versus the prior year and (2) other cost savings initiatives discussed above under “Outlook,” offset by (1) increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses increased as a percentage of gross profit from 79.2% to 83.2%.
Depreciation and Amortization
Depreciation and amortization increased $0.4 million, or 2.9%, from $13.4 million to $13.8 million. The increase is due to a $0.2 million, or 1.7%, increase in same store depreciation and amortization, coupled with a $0.2 million increase from net dealership acquisitions.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $7.2 million, or 44.5%, from $16.2 million to $9.0 million. The decrease is due to a $7.3 million, or 45.7%, decrease in same store floor plan interest expense, offset by a $0.1 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in average outstanding floor plan balances, coupled with decreases in interest rates charged to us. While the base rate under our floor plan arrangements were generally lower in 2009 versus 2008, certain of our lenders reacted to increases in their cost of capital by raising the spread charged to us or by establishing minimum lending rates.

Other Interest Expense
Other interest expense increased $1.3 million, or 10.0%, from $12.4 million to $13.7 million. The increase is due primarily to an increase in average outstanding indebtedness in 2009 as a result of our investment in PTL in June 2008, offset by decreases in benchmark lending rates.
Debt Discount Amortization
Debt discount amortization decreased $0.4 million, from $3.5 million to $3.1 million, due primarily to the write off of a portion of our aggregate debt discount in connection with the repurchase of a portion of our outstanding 3.5% senior subordinated convertible notes in March 2009.
Equity in Earnings of Affiliates
Equity in earnings of affiliates increased $0.5 million, from $3.0 million to $3.5 million. The increase from 2008 to 2009 is primarily related to earnings associated with our investment in PTL in June 2008, offset by the impact of the difficult operating conditions outlined above.
Income Taxes
Income taxes decreased $10.8 million, or 51.2%, from $21.1 million to $10.3 million. The decrease from 2008 to 2009 is due to the decrease in our pre-tax income versus the prior year, coupled with a decrease in our overall effective income tax rate resulting from the relative strength of our operations in foreign markets with lower tax rates.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 (dollars in millions, except per unit amounts)
Our results for the six months ended June 30, 2009 include a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes.
New Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
New retail unit sales	63,760	95,225	(31,465)	(33.0%)
Same store new retail unit sales	60,293	93,616	(33,323)	(35.6%)
New retail sales revenue	$2,062.5	$3,350.8	$(1,288.3)	(38.4%)
Same store new retail sales revenue	$1,942.8	$3,296.3	$(1,353.5)	(41.1%)
New retail sales revenue per unit	$32,347	$35,188	$(2,841)	(8.1%)
Same store new retail sales revenue per unit	$32,223	$35,211	$(2,988)	(8.5%)
Gross profit — new	$157.4	$280.9	$(123.5)	(44.0%)
Same store gross profit — new	$147.8	$275.5	$(127.7)	(46.4%)
Average gross profit per new vehicle retailed	$2,469	$2,950	$(481)	(16.3%)
Same store average gross profit per new vehicle retailed	$2,452	$2,943	$(491)	(16.7%)
Gross margin % — new	7.6%	8.4%	(0.8%)	(9.5%)
Same store gross margin % — new	7.6%	8.4%	(0.8%)	(9.5%)
Units
Retail unit sales of new vehicles decreased 31,465 units, or 33.0%, from 2008 to 2009. The decrease is due a 33,323 unit, or 35.6%, decrease in same store retail unit sales during the period, offset by a 1,858 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our volume foreign brand stores in the U.S. and premium brand stores in the U.S. and U.K. During the six months ended June 30, 2009, unit sales in the U.S. market declined 35% while registrations in the U.K. market declined 26%. The decline in our unit sales is associated with overall weak demand for new vehicles and the associated decline in consumer traffic in our showrooms.
Revenues
New vehicle retail sales revenue decreased $1,288.3 million, or 38.4%, from 2008 to 2009. The decrease is due to a $1,353.5 million, or 41.1%, decrease in same store revenues, offset by a $65.2 million increase from net dealership acquisitions. The same store revenue decrease is due primarily to the 35.6% decrease in retail unit sales, which reduced revenue by $1,173.3 million, coupled with a $2,988, or 8.5%, decrease in average selling prices per unit which decreased revenue by $180.2 million.

Gross Profit
Retail gross profit from new vehicle sales decreased $123.5 million, or 44.0%, from 2008 to 2009. The decrease is due to a $127.7 million, or 46.4%, decrease in same store gross profit, offset by a $4.2 million increase from net dealership acquisitions. The same store decrease is due primarily to the 35.6% decrease in retail unit sales, which reduced gross profit by $98.1 million, coupled with a $491, or 16.7%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $29.6 million.
Used Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
Used retail unit sales	52,789	53,957	(1,168)	(2.2%)
Same store used retail unit sales	49,299	53,179	(3,880)	(7.3%)
Used retail sales revenue	$1,271.3	$1,597.7	$(326.4)	(20.4%)
Same store used retail sales revenue	$1,180.5	$1,572.8	$(392.3)	(24.9%)
Used retail sales revenue per unit	$24,083	$29,611	$(5,528)	(18.7%)
Same store used retail sales revenue per unit	$23,945	$29,576	$(5,631)	(19.0%)
Gross profit — used	$115.2	$125.8	$(10.6)	(8.4%)
Same store gross profit — used	$107.3	$124.0	$(16.7)	(13.5%)
Average gross profit per used vehicle retailed	$2,183	$2,331	$(148)	(6.3%)
Same store average gross profit per used vehicle retailed	$2,177	$2,332	$(155)	(6.6%)
Gross margin % — used	9.1%	7.9%	1.2%	15.2%
Same store gross margin % — used	9.1%	7.9%	1.2%	15.2%
Units
Retail unit sales of used vehicles decreased 1,168 units, or 2.2%, from 2008 to 2009. The decrease is due to a 3,880 unit, or 7.3%, decrease in same store retail unit sales, offset by a 2,712 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in volume foreign brand stores in the U.S. We believe our sales of used vehicle units were influenced by the reduction in traffic in our stores resulting from the decline in consumer confidence, offset by customers electing to purchase used vehicles as a less expensive alternative to new vehicles due to the challenging economic climate.
Revenues
Used vehicle retail sales revenue decreased $326.4 million, or 20.4%, from 2008 to 2009. The decrease is due to a $392.3 million, or 24.9%, decrease in same store revenues, offset by a $65.9 million increase from net dealership acquisitions. The same store revenue decrease is due to a $5,631, or 19.0%, decrease in comparative average selling prices per unit, which decreased revenue by $277.6 million, coupled with the 7.3% decrease in same store retail unit sales which decreased revenue by $114.7 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $10.6 million, or 8.4%, from 2008 to 2009. The decrease is due to a $16.7 million, or 13.5%, decrease in same store gross profit, offset by a $6.1 million increase from net dealership acquisitions. The decrease in same store gross profit is due to the 7.3% decrease in used retail unit sales, which decreased gross profit by $9.1 million, coupled with a $155, or 6.6%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $7.6 million.
Finance and Insurance Data

			2009 vs. 2008
	2009	2008	Change	% Change
Finance and insurance revenue	$102.9	$149.0	$(46.1)	(30.9%)
Same store finance and insurance revenue	$97.7	$146.8	$(49.1)	(33.4%)
Finance and insurance revenue per unit	$883	$999	$(116)	(11.6%)
Same store finance and insurance revenue per unit	$891	$1,000	$(109)	(10.9%)
Finance and insurance revenue decreased $46.1million, or 30.9%, from 2008 to 2009. The decrease is due to a $49.1 million, or 33.4%, decrease in same store revenues during the period, offset by a $3.0 million increase from net dealership acquisitions. The same store revenue decrease is due to a 25.3% decrease in retail unit sales, which decreased revenue by $37.2 million, coupled with a $109, or 10.9%, decrease in comparative average finance and insurance revenue per unit which decreased revenue by $11.9 million. The $109 decrease in comparative average finance and insurance revenue per unit retailed is due primarily to decreased sales penetration of certain products, which we believe was brought about by the challenging economic conditions.

Service and Parts Data

			2009 vs. 2008
	2009	2008	Change	% Change
Service and parts revenue	$659.1	$717.7	$(58.6)	(8.2%)
Same store service and parts revenue	$621.4	$704.2	$(82.8)	(11.8%)
Gross profit	$359.7	$402.4	$(42.7)	(10.6%)
Same store gross profit	$339.9	$394.5	$(54.6)	(13.8%)
Gross margin	54.6%	56.1%	(1.5%)	(2.7%)
Same store gross margin	54.7%	56.0%	(1.3%)	(2.3%)
Revenues
Service and parts revenue decreased $58.6 million, or 8.2%, from 2008 to 2009. The decrease is due to an $82.8 million, or 11.8%, decrease in same store revenues during the period, offset by a $24.2 million increase from net dealership acquisitions. The same store decrease is due in part to a decline in pre-inspection and delivery work on new vehicle inventories due to the 35.6% decrease in same store new vehicle retail unit sales, coupled with a 13.2% same store decrease in body shop revenue.
Gross Profit
Service and parts gross profit decreased $42.7 million, or 10.6%, from 2008 to 2009. The decrease is due to a $54.6 million, or 13.8%, decrease in same store gross profit during the period, offset by an $11.9 million increase from net dealership acquisitions. The same store gross profit decrease is due to the $82.8 million, or 11.8%, decrease in same store revenues, which decreased gross profit by $45.3 million, coupled with a 1.3% decrease in gross margin, which decreased gross profit by $9.3 million. The decline in gross margin on parts, service and collision repairs in 2009 compared to the prior year was due in part to a higher proportion of lower margin sales such as standard oil changes and tire sales.
Distribution
smart USA, a wholly-owned subsidiary, began distributing the smart fortwo vehicle in the U.S. in 2008. Distribution units wholesaled during the period decreased 3,271 units, or 25.9%, from 12,644 during the six months ended June 30, 2008 to 9,373 during the six months ended June 30, 2009. Total distribution segment revenue decreased $44.9 million, or 23.3%, from $192.4 million during the six months ended 2008 to $147.5 million during the six months ended 2009. Segment gross profit, which includes gross profit on vehicle and parts sales, totaled $19.5 million and $26.5 million during the six months ended June 30, 2009 and 2008, respectively.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) decreased $145.7 million, or 18.5%, from $786.3 million to $640.6 million. The aggregate decrease is due primarily to a $164.1 million, or 21.3%, decrease in same store SG&A, offset by an $18.4 million increase from net dealership acquisitions. The decrease in same store SG&A is due to (1) a net decrease in variable selling expenses, including decreases in variable compensation, as a result of the 26.4% decrease in same store retail gross profit versus the prior year and (2) other cost savings initiatives discussed above under “Outlook,” offset by (1) increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses increased as a percentage of gross profit from 79.9% to 84.1%.
Depreciation and Amortization
Depreciation and amortization decreased $0.1 million, or 0.1%, from $26.7 million to $26.6 million. The decrease is due to a $0.3 million, or 1.3%, decrease in same store depreciation and amortization, offset by a $0.2 million increase from net dealership acquisitions.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $14.7 million, or 44.3%, from $33.2 million to $18.5 million. The decrease is due to a $14.8 million, or 45.6%, decrease in same store floor plan interest expense, offset by a $0.1 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in average outstanding floor plan balances, coupled with decreases in interest rates charged to us. While the base rate under our floor plan arrangements were generally lower in 2009 versus 2008, certain of our lenders reacted to increases in their cost of capital by raising the spread charged to us or by establishing minimum lending rates.

Other Interest Expense
Other interest expense increased $3.8 million, or 15.8%, from $24.3 million to $28.1 million. The increase is due primarily to an increase in average outstanding indebtedness in 2009 as a result of our investment in PTL in June 2008, offset by decreases in benchmark lending rates.
Debt Discount Amortization
Debt discount amortization decreased $0.2 million, from $7.0 million to $6.8 million, due primarily to the write off of a portion of our aggregate debt discount in connection with the repurchase of a portion of our outstanding 3.5% senior subordinated convertible notes in March 2009.
Equity in Earnings of Affiliates
Equity in earnings of affiliates decreased $0.2 million, from $4.4 million to $4.2 million. The decrease from 2008 to 2009 is primarily related to the impact of the difficult operating conditions outlined above, offset by earnings associated with our investment in PTL in June 2008.
Gain on Debt Repurchase
In March 2009, we repurchased $68.7 million principal amount of our outstanding 3.5% senior subordinated convertible notes, which had a book value of $62.8 million net of debt discount, for $51.4 million. In connection with the transaction, we wrote off $5.9 million of unamortized debt discount and $0.7 million of unamortized deferred financing costs, and incurred $0.3 million of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, we recorded a $10.4 million pre-tax gain in connection with the repurchase.
Income Taxes
Income taxes decreased $18.9 million, or 48.5%, from $38.9 million to $20.0 million. The decrease from 2008 to 2009 is due to the decrease in our pre-tax income versus the prior year.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the construction of new facilities and debt service, and potentially for dividends and repurchases of outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, or the issuance of equity securities. As of June 30, 2009, we had working capital of $68.4 million, including $21.9 million of cash, available to fund our operations and capital commitments. In addition, we had $250.0 million and £67.7 million ($111.3 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. In addition, one of our subsidiaries is the exclusive distributor of smart fortwo vehicles in the U.S. and Puerto Rico. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions, including the potential acquisition of certain assets relating to the Saturn automotive brand, other expansion opportunities, significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. For a discussion of these possible events, see the discussion below with respect to our financing agreements.
Share Repurchases and Dividends
Our board of directors has approved a repurchase program for our outstanding securities with a remaining authority of $44.9 million. During the first quarter of 2009, we repurchased $68.7 million aggregate principal amount of 3.5% senior subordinated convertible notes for $51.4 million under this program. We may, from time to time as market conditions warrant, purchase our outstanding common stock, debt or convertible debt on the open market and in privately negotiated transactions and, potentially, via a tender offer or a pre-arranged trading plan. We have historically funded repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and alternative uses of capital, such as for strategic investments in our current businesses, as well as any then-existing limits imposed by our finance agreements and securities trading policy.

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
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2009, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of June 30, 2009, $199.0 of term loans and $0.5 million of letters of credit were outstanding under this facility. There were no revolving loans outstanding as of June 30, 2009.
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

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of earnings before interest and taxes plus rental payments to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2009, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of June 30, 2009, outstanding loans under the U.K. credit agreement amounted to £36.5 million ($60.0 million), including £14.1 million ($23.2 million) under the term loan.
7.75% Senior Subordinated Notes
In December 2006 we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2009, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
In January 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $306.3 million are currently outstanding. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2009, we were in compliance with all negative covenants and there were no events of default.
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
In March 2009, we repurchased $68.7 million principal amount of our outstanding Convertible Notes, which had a book value of $62.8 million net of debt discount, for $51.4 million. In connection with the transaction, we wrote off $5.9 million of unamortized debt discount and $0.7 million of unamortized deferred financing costs, and incurred $0.3 million of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, we recorded a $10.4 million pre-tax gain in connection with the repurchase.
Mortgage Facilities
We are party to a $42.4 million mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event we exercise our options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of June 30, 2009, $41.8 million was outstanding under this facility.
Interest Rate Swaps
We use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at 3.67%. We may terminate this arrangement at any time, subject to the settlement of the then current fair value of the swap arrangements. The swaps are designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings.
As of June 30, 2009, we used Level 2 inputs to estimate the fair value of these contracts to be a liability of $13.0 million, of which $9.3 million and $3.7 million are recorded in accrued expenses and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet. During the six months ended June 30, 2009, we recognized a net gain of $1.5 million related to the interest rate swaps in accumulated other comprehensive income, and reclassified $4.9 million of existing derivative losses from accumulated other comprehensive income into floor plan interest expense in the Condensed Consolidated Statement of Income. We expect approximately $9.3 million associated with the swaps to be recognized as an increase of interest expense over the next twelve months as the hedged interest payments become due. During the six months ended June 30, 2009, the swaps increased the weighted average interest rate on floor plan borrowings by approximately 0.3%.
Operating Leases
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and an acceleration of the payments due under the lease.
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

Off-Balance Sheet Arrangements
Third Party Lease Obligations
We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those franchises operate in the event of non-payment by the buyer. In this event, we could be required to fulfill that buyer’s rent and other obligations, which could materially adversely affect our results of operations, financial condition or cash flows.
Cash Flows
Cash and cash equivalents increased by $1.8 million and $6.3 million during the six months ended June 30, 2009 and 2008, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by operating activities was $243.8 million and $183.8 million during the six months ended June 30, 2009 and 2008, respectively. Cash flows from operating activities include net income, as adjusted for non-cash items, and the effects of changes in working capital.
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. We retain the right to select which, if any, financing source to utilize in connection with the procurement of vehicle inventories. Many vehicle manufacturers provide vehicle financing for the dealers representing their brands, however, it is not a requirement that we utilize this financing. Historically, our floor plan finance source has been based on aggregate pricing considerations.
In accordance with general accounting principles relating to the statement of cash flows, we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows, and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as a financing activity in our statement of cash flows. Currently, the majority of our non-trade vehicle financing is with other manufacturer captive lenders. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing.
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

	Six Months Ended
	June 30,
	2009	2008
Net cash from operating activities as reported	$243,777	$183,830
Floor plan notes payable — non-trade as reported	(78,957)	(24,775)

Net cash from operating activities, including all floor plan notes payable	$164,820	$159,055

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $43.2 million and $385.2 million during the six months ended June 30, 2009 and 2008, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions and other investments. Capital expenditures were $44.4 million and $115.7 million during the six months ended June 30, 2009 and 2008, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of June 30, 2009, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Proceeds from sale-leaseback transactions were $19.7 million during the six months ended June 30, 2008. There were no sale-leaseback transactions during the six months ended June 30, 2009. Cash used in acquisitions and other investments, net of cash acquired, was $11.5 million and $68.7 million during the six months ended June 30, 2009 and 2008, respectively, which includes cash used to repay sellers floor plan liabilities in such business acquisitions of $5.8 million during the six months ended June 30, 2009. The six months ended June 30, 2009 and 2008 include $12.7 million of proceeds from other investing activities and $220.5 million cash used in other investing activities, which includes $219.0 million for the purchase of the PTL limited partnership interest in June 2008, respectively.

Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $188.2 million during the six months ended June 30, 2009, and cash provided by continuing financing activities was $178.4 million during the six months ended June 30, 2008. Cash flows from financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, and dividends. In June 2008 we borrowed $219.0 million to finance the purchase of the PTL limited partnership interest. During the six months ended June 30, 2009, we repaid $10.0 of our U.S. credit agreement term loan. We had net repayments of other long-term debt of $47.8 million during the six months ended June 30, 2009 and net borrowings of other long-term debt of $0.5 million during the six months ended June 30, 2008. In March 2009, we used $51.4 million to repurchase $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes. We had net repayments of floor plan notes payable non-trade of $79.0 million and $24.8 million during the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2008 we received proceeds of $0.8 million from the exercise of stock options. During the six months ended June 30, 2008 we paid $17.1 million of cash dividends to our stockholders. No cash dividends were paid to our stockholders during the six months ended June 30, 2009.
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
We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. We, Penske Corporation and certain affiliates have also entered into a joint insurance agreement which provides that, with respect to a joint crime insurance policy, available coverage with respect to a loss shall be paid to each party per occurrence as stipulated in the policy.
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

Joint Venture Relationships
From time to time, we enter into other joint venture relationships in the ordinary course of business, through which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2009, our automotive joint venture relationships were as follows:

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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2008 annual report on Form 10-K filed March 11, 2009 and elsewhere in this report. Important factors that could cause actual results to differ materially from our expectations include the following:
•	our business and the automotive retail industry in general are susceptible to further or continued adverse economic conditions, including changes in interest rates, foreign exchange rates, consumer confidence, fuel prices and credit availability;

•	our consummation of the acquisition of certain assets relating to the Saturn automotive brand, if it occurs, will subject us to additional financing, operational and other risks whose outcomes are uncertain;

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	the restructuring of the U.S. based automotive manufacturers may adversely affect our operations, as well as the automotive sector as a whole;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	although we typically purchase vehicles and parts in the local functional currency, changes in foreign exchange rates may impact manufacturers, as many of the component parts of vehicles are manufactured in foreign markets, which could lead to an increase in our costs which we may not be able to pass on to the consumer;

•	with respect to PTL, changes in tax, financial or regulatory rules or requirements, changes in the financial health of PTL’s customers, labor strikes or work stoppages, asset utilization rates and industry competition;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	because most customers finance the cost of purchasing a vehicle, increased interest rates or a reduction in credit available to consumers may adversely affect our vehicle sales;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	our automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases may materially adversely affect us;

•	the success of our smart distribution depends upon continued availability of the vehicle and customer demand for that vehicle;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness.
In addition:
•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.
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
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of June 30, 2009, a 100 basis point change in interest rates would result in an approximate $2.4 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR or the Euro Interbank offer Rate. We are currently party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2009, adjusted to exclude the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $11.0 million change to our annual floor plan interest expense.

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
Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, the 7.75% Notes, the Convertible Notes, mortgages and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
Foreign Currency Exchange Rates. As of June 30, 2009, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $160.6 million change to our revenues for the six months ended June 30, 2009.
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
From time to time, we are involved in litigation relating to claims arising in the normal course of business. Such claims may relate to claims brought by governmental authorities, issues with customers, and employment related matters, and includes class action claims and purported class action claims. As of June 30, 2009, we are not a party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors
The following is a risk factor that should be considered in addition to those set forth in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2008.
We have entered a memorandum of understanding to purchase certain assets relating to the Saturn automotive brand. Our consummation of that transaction, if it occurs, will subject us to additional financing, operational and other risks whose outcomes are currently uncertain.
We have entered into a non-binding memorandum of understanding (MOU) with General Motors regarding the potential acquisition of certain assets relating to the Saturn automotive brand. Pursuant to the MOU, we would obtain the rights to the Saturn automotive brand, acquire certain assets including Saturn parts inventory, and have the right to distribute vehicles and parts through the Saturn dealership network. We do not intend to enter the manufacturing business nor does this transaction contemplate us purchasing any of the existing Saturn retailer network. If consummated, we anticipate offering existing Saturn retailers a new sales and service agreement. General Motors would continue to provide Saturn Aura, Vue and Outlook vehicles, on a contract basis, for an interim period. Any closing of the transaction is subject to satisfactory completion of due diligence, regulatory and other approvals.
If this transaction is ultimately consummated, the distribution of a large number of vehicles and parts will involve developing and successfully transitioning or implementing new processes and strategies not currently used in our current operations. In connection with this effort, our senior management has devoted substantial time and effort and we expect to hire a team of employees. The costs and profit potential of this new business is currently uncertain. If our efforts to profitably distribute these vehicles and parts are not successful, or we incur unforeseen costs, our results of operations, financial condition or cash flows may be materially adversely affected.
Additional potential risks relating to this transaction include, among others that we may not currently foresee, limited customer demand for the Saturn vehicles, supply disruption or lack of availability of sufficient quantities of vehicles, an inability to procure future vehicles to distribute through the Saturn dealership network after the interim period in which General Motors will provide vehicles, and the cost and terms of any potential debt or equity financing we may undertake in connection with capitalizing this new business, each of which could materially adversely affect our results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on April 30, 2009. Proxies for the Annual Meeting of Stockholders were solicited pursuant to regulation 14A under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to the nominees or proposals listed in the proxy statement. Each of the eleven nominees listed in the proxy statement was elected. The results of the voting at the Annual Meeting of Stockholders is as follows:
1. Election of Directors

Nominee	For	Withheld
John D. Barr	85,236,910	244,205
Michael R. Eisenson	85,141,690	339,425
Hiroshi Ishikawa	85,042,319	438,796
Robert H. Kurnick, Jr.	85,095,869	385,246
William J. Lovejoy	85,248,765	232,350
Kimberly J. McWaters	81,646,166	3,834,949
Lucio A. Noto	85,092,040	389,075
Roger S. Penske	83,934,118	1,546,997
Richard J. Peters	85,088,265	392,850
Ronald G. Steinhart	85,240,851	240,264
H. Brian Thompson	85,126,316	354,799
2. Ratification of the selection of Deloitte & Touche LLP as our independent auditing firm for 2009

For	Against	Abstain	Non-Vote
85,373,736	101,629	5,750	0

Item 5.	Other Information
In June 2009, we announced that we have entered into a non-binding memorandum of understanding (MOU) with General Motors regarding the potential acquisition of certain assets relating to the Saturn automotive brand. Pursuant to the MOU, we would obtain the rights to the Saturn brand, acquire certain assets including Saturn parts inventory, and have the right to distribute vehicles and parts through the Saturn dealership network. We do not intend to enter the manufacturing business nor does this transaction contemplate us purchasing any of the existing Saturn retailer network. If consummated, we anticipate offering existing Saturn retailers a new sales and service agreement. General Motors would continue to provide Saturn Aura, Vue and Outlook vehicles, on a contract basis, for an interim period. Any closing of the transaction is subject to satisfactory completion of due diligence, regulatory and other approvals.

Item 6.	Exhibits

4.1
Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of July 31, 2009, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee.

4.2
Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated July 31, 2009, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.
	By:	/s/ Roger S. Penske
Roger S. Penske
Date: July 31, 2009		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Date: July 31, 2009		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1
Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of July 31, 2009, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee.

4.2
Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated July 31, 2009, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.