Form 10-Q
period 2009-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2009-11-04
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2009, there were 91,528,778 shares of voting common stock outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	3

Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2009 and 2008	4

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5

Consolidated Condensed Statement of Equity for the nine months ended September 30, 2009	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative & Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 6. Exhibits	47

Exhibit 4.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$29,540	$20,108
Accounts receivable, net of allowance for doubtful accounts of $1,861 and $2,075	322,539	294,048
Inventories	1,174,393	1,589,105
Other current assets	102,805	88,251
Assets held for sale	6,780	15,534

Total current assets	1,636,057	2,007,046
Property and equipment, net	711,766	662,121
Goodwill	808,491	777,677
Franchise value	201,411	196,358
Equity method investments	297,249	296,487
Other long-term assets	17,926	22,460

Total assets	$3,672,900	$3,962,149

LIABILITIES AND EQUITY
Floor plan notes payable	$708,014	$964,783
Floor plan notes payable — non-trade	380,453	506,688
Accounts payable	183,143	178,282
Accrued expenses	251,076	195,994
Current portion of long-term debt	15,122	11,305
Liabilities held for sale	7,718	23,060

Total current liabilities	1,545,526	1,880,112
Long-term debt	955,469	1,052,060
Other long-term liabilities	252,936	221,556

Total liabilities	2,753,931	3,153,728

Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 91,529 shares issued and outstanding at September 30, 2009; 91,431 shares issued and outstanding at December 31, 2008	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	735,372	731,037
Retained earnings	177,529	119,745
Accumulated other comprehensive income (loss)	2,327	(45,990)

Total Penske Automotive Group stockholders’ equity	915,237	804,801

Non-controlling interest	3,732	3,620

Total equity	918,969	808,421

Total liabilities and equity	$3,672,900	$3,962,149

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,339,016	$1,548,507	$3,401,478	$4,899,269
Used vehicle	672,764	711,750	1,944,098	2,309,456
Finance and insurance, net	60,761	67,594	163,664	216,573
Service and parts	336,313	359,186	995,456	1,076,901
Distribution	36,451	85,567	169,716	247,758
Fleet and wholesale vehicle	142,617	197,811	388,266	720,190

Total revenues	2,587,922	2,970,415	7,062,678	9,470,147

Cost of sales:
New vehicle	1,226,127	1,421,906	3,131,177	4,491,775
Used vehicle	613,384	659,814	1,769,500	2,131,717
Service and parts	150,511	159,526	449,903	474,857
Distribution	36,353	72,362	150,369	208,584
Fleet and wholesale	138,592	199,489	376,725	722,332

Total cost of sales	2,164,967	2,513,097	5,877,674	8,029,265

Gross profit	422,955	457,318	1,185,004	1,440,882
Selling, general and administrative expenses	347,968	380,176	988,522	1,166,368
Depreciation and amortization	14,011	13,966	40,654	40,623

Operating income	60,976	63,176	155,828	233,891
Floor plan interest expense	(9,080)	(15,312)	(27,571)	(48,512)
Other interest expense	(13,468)	(16,159)	(41,610)	(40,451)
Debt discount amortization	(3,135)	(3,496)	(9,908)	(10,488)
Equity in earnings of affiliates	7,536	8,995	11,716	13,322
Gain on debt repurchase	—	—	10,429	—

Income from continuing operations before income taxes	42,829	37,204	98,884	147,762
Income taxes	(15,033)	(13,150)	(35,059)	(52,055)

Income from continuing operations	27,796	24,054	63,825	95,707
Loss from discontinued operations, net of tax	(134)	(1,682)	(5,794)	(2,747)

Net income	27,662	22,372	58,031	92,960
Less: Income attributable to non-controlling interests	239	189	247	1,052

Net income attributable to Penske Automotive Group common stockholders	$27,423	$22,183	$57,784	$91,908

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.30	$0.25	$0.69	$1.00
Discontinued operations	—	(0.02)	(0.06)	(0.03)

Net income	$0.30	$0.24	$0.63	$0.97
Shares used in determining basic earnings per share	91,528	93,737	91,504	94,743
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.30	$0.25	$0.69	$1.00
Discontinued operations	—	(0.02)	(0.06)	(0.03)

Net income	$0.30	$0.24	$0.63	$0.97
Shares used in determining diluted earnings per share	91,625	93,801	91,563	94,841
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$27,796	$24,054	$63,825	$95,707
Less: Income attributable to non-controlling interests	239	189	247	1,052

Income from continuing operations, net of tax	27,557	23,865	63,578	94,655
Loss from discontinued operations, net of tax	(134)	(1,682)	(5,794)	(2,747)

Net income	$27,423	$22,183	$57,784	$91,908
Cash dividends per share	$—	$0.09	$—	$0.27
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$58,031	$92,960
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	40,654	40,623
Debt discount amortization	9,908	10,488
Undistributed earnings of equity method investments	(11,716)	(13,322)
Loss from discontinued operations, net of tax	5,794	2,747
Deferred income taxes	33,920	10,415
Gain on debt repurchase	(10,733)	—
Changes in operating assets and liabilities:
Accounts receivable	(27,617)	71,207
Inventories	432,133	37,014
Floor plan notes payable	(256,809)	100,171
Accounts payable and accrued expenses	56,266	(26,707)
Other	(13,061)	40,119

Net cash from continuing operating activities	316,770	365,715

Investing Activities:
Purchase of equipment and improvements	(71,077)	(164,285)
Proceeds from sale-leaseback transactions	2,338	19,740
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $5,784 and $30,711, respectively	(11,476)	(142,054)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	—	(219,000)
Other	11,729	(1,500)

Net cash from continuing investing activities	(68,486)	(507,099)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	391,300	493,400
Repayments under U.S. credit agreement revolving credit line	(391,300)	(493,400)
Proceeds from U.S. credit agreement term loan	—	219,000
Repayments under U.S. credit agreement term loan	(50,000)	—
Repurchase 3.5% senior subordinated convertible notes	(51,424)	—
Proceeds from mortgage facility	—	32,875
Net borrowings (repayments) of other long-term debt	1,113	(13,909)
Net repayments of floor plan notes payable — non-trade	(126,235)	(35,671)
Payment of deferred financing costs	—	(661)
Proceeds from exercises of options, including excess tax benefit	76	820
Repurchases of common stock	—	(50,061)
Dividends	—	(25,633)

Net cash from continuing financing activities	(226,470)	126,760

Discontinued operations:
Net cash from discontinued operating activities	(7,588)	(6,243)
Net cash from discontinued investing activities	2,389	63,709
Net cash from discontinued financing activities	(7,183)	(26,409)

Net cash from discontinued operations	(12,382)	31,057

Net change in cash and cash equivalents	9,432	16,433
Cash and cash equivalents, beginning of period	20,108	14,797

Cash and cash equivalents, end of period	$29,540	$31,230

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$62,017	$85,085
Income taxes	10,228	4,574
Seller financed debt	—	4,728
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued		Paid-in	Retained	Comprehensive	Attributable to Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Automotive Group	Interest	Equity
	(Unaudited)
	(Dollars in thousands)

Balance, January 1, 2009	91,430,781	$9	$731,037	$119,745	$(45,990)	$804,801	$3,620	$808,421
Equity compensation	93,457	—	4,259	—	—	4,259	—	4,259
Exercise of stock options, including tax benefit of $12	4,540	—	76	—	—	76	—	76
Distributions to non-controlling interests	—	—	—	—	—	—	(135)	(135)
Foreign currency translation	—	—	—	—	45,398	45,398	—	45,398
Other	—	—	—	—	2,919	2,919	—	2,919
Net income	—	—	—	57,784	—	57,784	247	58,031

Balance, September 30, 2009	91,528,778	$9	$735,372	$177,529	$2,327	$915,237	$3,732	$918,969

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of Penske Automotive Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The information presented as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008 is unaudited, but includes all adjustments which management of the Company believes to be necessary for the fair presentation of results for the periods presented. The Company evaluated subsequent events through November 3, 2009, the date the consolidated condensed financial statements were filed with the SEC. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through September 30, 2009, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.
Results for the nine months ended September 30, 2009 include a $10,429 pre-tax gain relating to the repurchase of $68,740 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes.
In June 2008, the Company acquired a 9% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation in exchange for $219,000. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including transportation and distribution center management and supply chain management.
On September 30, 2009, the Company announced that it terminated its discussions with General Motors Company to acquire the Saturn brand.
Discontinued Operations
The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of the business being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations.
In evaluating whether the cash flows of a dealership in its retail segment will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company owned dealerships, the Company does not treat the disposition as a discontinued operation if it believes that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. The net assets of dealerships accounted for as discontinued operations as of September 30, 2009 were immaterial. Combined income statement information relating to dealerships accounted for as discontinued operations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$12,470	$44,141	$46,438	$266,827
Pre-tax loss	(412)	(1,905)	(5,958)	(6,121)
Gain (loss) on disposal	17	(560)	(3,131)	(794)

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting. A summary of the fair value of the subordinated notes as of September 30, 2009, based on quoted, level one market data, follows:

	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$339,375
3.5% senior subordinated convertible notes due 2026	286,208	298,604
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
The following tables summarize the effect of the accounting changes described above on our consolidated condensed financial statements.

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Balance Sheet as of September 30, 2009 and December 31, 2008:
Other current assets	$103,172	$(367)	$102,805	$88,701	$(450)	$88,251
Other long-term assets	18,110	(184)	17,926	23,022	(562)	22,460
Long-term debt	975,521	(20,052)	955,469	1,087,932	(35,872)	1,052,060
Other long-term liabilities	245,357	7,579	252,936	207,771	13,785	221,556
Additional paid-in-capital	692,279	43,093	735,372	687,944	43,093	731,037
Retained earnings	208,700	(31,171)	177,529	141,763	(22,018)	119,745

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Statement of Income for the three months ended September 30:
Other interest expense	$13,560	$(92)	$13,468	$16,271	$(112)	$16,159
Debt discount amortization	—	3,135	3,135	—	3,496	3,496
Income tax expense	16,264	(1,231)	15,033	14,500	(1,350)	13,150
Income from continuing operations attributable to Penske Automotive Group common stockholders	29,369	(1,812)	27,557	25,899	(2,034)	23,865
Net income attributable to Penske Automotive Group common stockholders	29,235	(1,812)	27,423	24,217	(2,034)	22,183
Income from continuing operations attributable to Penske Automotive Group common stockholders per basic common share	0.32	(0.02)	0.30	0.28	(0.03)	0.25
Net income attributable to Penske Automotive Group common stockholders per basic common share	0.32	(0.02)	0.30	0.26	(0.02)	0.24
Shares used in determining basic earnings per share	90,991	537	91,528	92,995	742	93,737
Income from continuing operations attributable to Penske Automotive Group common stockholders per diluted common share	0.32	(0.02)	0.30	0.28	(0.03)	0.25
Net income attributable to Penske Automotive Group common stockholders per diluted common share	0.32	(0.02)	0.30	0.26	(0.02)	0.24
Shares used in determining diluted earnings per share	91,284	341	91,625	93,134	667	93,801

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Statement of Income for the nine months ended September 30:
Other interest expense	$41,906	$(296)	$41,610	$40,787	$(336)	$40,451
Debt discount amortization	—	9,908	9,908	—	10,488	10,488
Income tax expense	38,927	(3,868)	35,059	56,105	(4,050)	52,055
Income from continuing operations attributable to Penske Automotive Group common stockholders	69,322	(5,744)	63,578	100,757	(6,102)	94,655
Net income attributable to Penske Automotive Group common stockholders	63,528	(5,744)	57,784	98,010	(6,102)	91,908
Income from continuing operations attributable to Penske Automotive Group common stockholders per basic common share	0.76	(0.07)	0.69	1.07	(0.07)	1.00
Net income attributable to Penske Automotive Group common stockholders per basic common share	0.70	(0.07)	0.63	1.04	(0.07)	0.97
Shares used in determining basic earnings per share	90,856	648	91,504	93,943	800	94,743

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Statement of Income for the nine months ended September 30 (continued):
Income from continuing operations attributable to Penske Automotive Group common stockholders per diluted common share	0.76	(0.07)	0.69	1.07	(0.07)	1.00
Net income attributable to Penske Automotive Group common stockholders per diluted common share	0.70	(0.07)	0.63	1.04	(0.07)	0.97
Shares used in determining diluted earnings per share	91,033	530	91,563	94,215	626	94,841

	2009			2008
	As			As
	calculated			calculated
	under			under
	previous	Effect of		previous	Effect of
	accounting	changes	As reported	accounting	changes	As reported
Statement of Cash Flows for the nine months ended September 30:
Net income	63,775	(5,744)	58,031	99,062	(6,102)	92,960
Debt discount amortization	—	9,908	9,908	—	10,488	10,488
Deferred income taxes	37,788	(3,868)	33,920	14,465	(4,050)	10,415
Other	(12,765)	(296)	(13,061)	40,455	(336)	40,119
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
2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2009	2008
New vehicles	$781,356	$1,247,897
Used vehicles	313,217	259,274
Parts, accessories and other	79,820	81,934

Total inventories	$1,174,393	$1,589,105

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $22,811 and $20,549 during the nine months ended September 30, 2009 and 2008, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
3. Business Combinations
The Company acquired five and eight automotive franchises during the nine months ended September 30, 2009 and 2008, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s Consolidated Condensed Financial Statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2009 and 2008 follows:

	September 30,
	2009	2008
Accounts receivable	$—	$4,845
Inventory	5,921	68,561
Other current assets	129	1,043
Property and equipment	3,250	3,918
Goodwill	1,746	56,852
Franchise value	749	20,164
Current liabilities	(319)	(13,329)

Cash used in dealership acquisitions	$11,476	$142,054

4. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and franchise value during the nine months ended September 30, 2009:

		Franchise
	Goodwill	Value
Balance — January 1, 2009	$777,677	$196,358
Additions	1,746	749
Deletions	—	(1,032)
Foreign currency translation	29,068	5,336

Balance — September 30, 2009	$808,491	$201,411

5. Floor Plan Notes Payable — Trade and Non-trade
The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders. In the U.S., the floor plan arrangements are due on demand; however, the Company has not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries, and in the U.S. are guaranteed by the Company. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR or defined Euro Interbank Offer Rate. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated condensed balance sheets, and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
6. Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested share-based payment awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of common shares outstanding	91,528	93,737	91,504	94,743
Effect of stock options	97	64	59	98

Weighted average number of common shares outstanding, including effect of dilutive securities	91,625	93,801	91,563	94,841

There were no anti-dilutive stock options outstanding during the three or nine months ended September 30, 2009 and 2008 which were excluded from the calculation of diluted earnings per share. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of September 30, 2009 and 2008, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.
7. Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
U.S. credit agreement — term loan	$159,000	$209,000
U.K. credit agreement — revolving credit line	65,514	59,831
U.K. credit agreement — term loan	22,558	25,752
U.K. credit agreement — overdraft line of credit	17,960	9,502
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	286,208	339,128
Mortgage facilities	41,585	42,243
Other	2,766	2,909

Total long-term debt	970,591	1,063,365
Less: current portion	(15,122)	(11,305)

Net long-term debt	$955,469	$1,052,060

U.S. Credit Agreement
The Company is party to a $419,000 credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and for other general corporate purposes, a non-amortizing term loan originally funded for $219,000, and for an additional $10,000 of availability for letters of credit, through September 30, 2011. The credit agreement was amended to increase the margin on the interest rate on the revolving loans by 75 basis points from 1.75% to 2.50% effective October 1, 2009 and the term of the credit agreement was extended by one year through September 30, 2012. Prior to October 1, 2009, the revolving loans bore interest at defined LIBOR plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2009, the Company was in compliance with all covenants under the U.S. Credit Agreement.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2009, $159,000 of term loans and $1,250 of letters of credit were outstanding under this facility. There were no revolving loans outstanding as of September 30, 2009.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. Credit Agreement was amended in the third quarter to increase the revolving borrowing capacity under the agreement by £20,000; extend the maturity date on the revolving facility from August 31, 2011 to August 31, 2013; increase the minimum required ratio of consolidated earnings before interest and taxes plus rental payments (“EBITDAR”) to consolidated interest and rental payable (as defined); and increase the interest rate margin (as defined). The amended U.K. Credit Agreement provides for (1) up to £100,000 in revolving loans through August 31, 2013, which bears interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan originally funded for £30,000 which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand seasonally adjusted overdraft line of credit for up to £20,000 that bears interest at the Bank of England Base Rate plus 1.75%.
The amended U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the amended U.K. Credit Agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2009, the U.K. subsidiaries were in compliance with all covenants under the amended U.K. Credit Agreement.
The amended U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the amended U.K. Credit Agreement. As of September 30, 2009, outstanding loans under the amended U.K. Credit Agreement amounted to £66,357 ($106,032), including £14,117 ($22,558) under the term loan.
7.75% Senior Subordinated Notes
In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, the Company may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2009, the Company was in compliance with all negative covenants and there were no events of default.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Senior Subordinated Convertible Notes
In January 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $306,260 are currently outstanding. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2009, the Company was in compliance with all negative covenants and there were no events of default.
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
In March 2009, the Company repurchased $68,740 principal amount of its outstanding Convertible Notes, which had a book value, net of debt discount, of $62,831 for $51,425. In connection with the transaction, the Company wrote off $5,909 of unamortized debt discount and $672 of unamortized deferred financing costs, and incurred $305 of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, the Company recorded a $10,429 pre-tax gain in connection with the repurchase.
The liability and equity components related to the Convertible Notes consist of the following:

	September 30,	December 31,
	2009	2008
Carrying amount of the equity component	$43,093	$43,093

Principal amount of the liability component	$306,260	$375,000
Unamortized debt discount	20,052	35,872

Net carrying amount of the liability component	$286,208	$339,128

The remaining unamortized debt discount will be amortized as additional interest expense through the date the Company expects to be required to redeem the Convertible Notes, approximately $13,204 of which will be recognized as an increase of interest expense over the next twelve months. The annual effective interest rate on the liability component is 8.25%.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Mortgage Facilities
The Company is party to a $42,400 mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event the Company exercises its options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of September 30, 2009, $41,585 was outstanding under this facility.
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
Prior to the third quarter of 2009, the swaps were designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affected earnings. During the quarter ended September 30, 2009, the Company experienced declines in outstanding floor plan debt balances related to certain floor plan lenders due to significant declines in vehicle inventory levels which caused hedged floor plan balances to fall below the notional value of the swap agreements. The Company elected to de-designate these cash flow hedges on September 30, 2009, and recorded a net loss of $1,057 in floor plan interest expense in the Condensed Consolidated Statement of Income.
The Company re-designated $290,000 of the swap agreements as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on the derivative will be reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Future settlements and changes in the fair value related to the undesignated $10,000 of the swap agreements will be recorded as realized and unrealized gains/losses within interest expense in the Condensed Consolidated Statement of Income.
As of September 30, 2009, the Company used Level 2 inputs to estimate the fair value of the interest rate contracts designated as hedging instruments to be a liability of $11,779, of which $9,368 and $2,411 are recorded in accrued expenses and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet. The Company used Level 2 inputs to estimate the fair value of the interest rate contracts not designated as hedging instruments as of September 30, 2009 to be a liability of $406, of which $323 and $83 are recorded in accrued expenses and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.
During the nine months ended September 30, 2009, the Company recognized a net gain of $1,929 related to the effective portion of the interest rate swaps designated as hedging instruments in accumulated other comprehensive income, and reclassified $8,549 of the existing derivative losses, including the $1,057 loss on de-designation, from accumulated other comprehensive income into floor plan interest expense in the Condensed Consolidated Statement of Income. The Company expects approximately $8,850 associated with the swaps to be recognized as an increase of interest expense over the next twelve months as the hedged interest payments become due. During the nine months ended September 30, 2009, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.6%.
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2009, the Company is not party to any legal proceedings, including class action lawsuits, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows. See MD&A -“Forward Looking Statements”.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
The Company is potentially subject to additional purchase commitments pursuant to its smart distribution agreement, smart franchise agreement and state franchise laws in the event of franchise terminations, none of which have historically had a material adverse effect on its results of operations, financial condition or cash flows. The Company does not anticipate that the purchase commitments will have a material adverse effect on its future results of operations, financial condition or cash flows, although such outcome is possible.
10. Equity
Share Repurchase
During August 2008, the Company repurchased 3.6 million shares of its outstanding common stock for $50,061 under the $150,000 outstanding securities repurchase program.
Comprehensive Income (Loss)
Other comprehensive income (loss) includes foreign currency translation gains and losses, as well as changes relating to certain other immaterial items, including: certain defined benefit plans in the U.K., changes in the fair value of interest rate swap agreements, and valuation adjustments relating to certain available for sale securities, each of which has been excluded from net income and reflected in equity. Total comprehensive income (loss) is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Attributable to Penske Automotive Group:
Net income	$27,423	$22,183	$57,784	$91,908
Other comprehensive income (loss):
Foreign currency translation	(9,167)	(62,953)	45,398	(57,187)
Other	1,284	(886)	2,919	(1,807)

Total attributable to Penske Automotive Group	19,540	(41,656)	106,101	32,914

Attributable to the non-controlling interest:
Net income	239	189	247	1,052

Total comprehensive income (loss)	$19,779	$(41,467)	$106,348	$33,966

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
Three Months Ended September 30

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2009	$2,551,468	$44,904	$—	$(8,450)	$2,587,922
2008	2,884,848	101,125	—	(15,558)	2,970,415
Adjusted segment income
2009	42,194	(5,896)	6,464	67	42,829
2008	20,960	7,736	8,511	(3)	37,204
Nine Months Ended September 30

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2009	$6,893,041	$192,413	$—	$(22,776)	$7,062,678
2008	9,222,389	293,486	—	(45,728)	9,470,147
Adjusted segment income
2009	77,644	1,376	9,590	(155)	88,455
2008	116,481	21,990	9,872	(581)	147,762
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes for the nine month periods ended September 30, 2009 and 2008. There were no reconciling items in the three month periods ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30,
	2009	2008
Adjusted segment income	$88,455	$147,762
Gain on debt repurchase	10,429	—

Income from continuing operations before income taxes	$98,884	$147,762

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
September 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$29,540	$—	$—	$27,403	$2,137
Accounts receivable, net	322,539	(221,187)	221,187	153,265	169,274
Inventories	1,174,393	—	—	652,283	522,110
Other current assets	102,805	—	1,148	58,578	43,079
Assets held for sale	6,780	—	—	—	6,780

Total current assets	1,636,057	(221,187)	222,335	891,529	743,380
Property and equipment, net	711,766	—	6,043	441,307	264,416
Intangible assets	1,009,902	—	—	571,756	438,146
Equity method investments	297,249	—	227,059	—	70,190
Other long-term assets	17,926	(1,280,696)	1,286,344	10,856	1,422

Total assets	$3,672,900	$(1,501,883)	$1,741,781	$1,915,448	$1,517,554

Floor plan notes payable	$708,014	$—	$—	$330,860	$377,154
Floor plan notes payable — non-trade	380,453	—	—	221,465	158,988
Accounts payable	183,143	—	2,240	71,711	109,192
Accrued expenses	251,076	(221,187)	364	136,969	334,930
Current portion of long-term debt	15,122	—	—	1,022	14,100
Liabilities held for sale	7,718	—	—	—	7,718

Total current liabilities	1,545,526	(221,187)	2,604	762,027	1,002,082
Long-term debt	955,469	(62,866)	820,208	43,330	154,797
Other long-term liabilities	252,936	—	—	232,387	20,549

Total liabilities	2,753,931	(284,053)	822,812	1,037,744	1,177,428
Total equity	918,969	(1,217,830)	918,969	877,704	340,126

Total liabilities and equity	$3,672,900	$(1,501,883)	$1,741,781	$1,915,448	$1,517,554

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$20,108	$—	$—	$14,060	$6,048
Accounts receivable, net	294,048	(196,465)	196,465	182,583	111,465
Inventories	1,589,105	—	—	1,001,571	587,534
Other current assets	88,251	—	2,711	59,931	25,609
Assets held for sale	15,534	—	—	1,643	13,891

Total current assets	2,007,046	(196,465)	199,176	1,259,788	744,547
Property and equipment, net	662,121	—	6,927	416,277	238,917
Intangible assets	974,035	—	—	542,185	431,850
Equity method investments	296,487	—	227,451	—	69,036
Other long-term assets	22,460	(1,293,431)	1,300,546	12,169	3,176

Total assets	$3,962,149	$(1,489,896)	$1,734,100	$2,230,419	$1,487,526

Floor plan notes payable	$964,783	$—	$—	$659,531	$305,252
Floor plan notes payable — non-trade	506,688	—	—	268,988	237,700
Accounts payable	178,282	—	2,183	80,002	96,097
Accrued expenses	195,994	(196,465)	368	94,983	297,108
Current portion of long-term debt	11,305	—	—	978	10,327
Liabilities held for sale	23,060	—	—	1,460	21,600

Total current liabilities	1,880,112	(196,465)	2,551	1,105,942	968,084
Long-term debt	1,052,060	(138,341)	923,128	44,117	223,156
Other long-term liabilities	221,556	—	—	201,691	19,865

Total liabilities	3,153,728	(334,806)	925,679	1,351,750	1,211,105
Total equity	808,421	(1,155,090)	808,421	878,669	276,421

Total liabilities and equity	$3,962,149	$(1,489,896)	$1,734,100	$2,230,419	$1,487,526

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,587,922	$—	$—	$1,532,398	$1,055,524
Cost of sales	2,164,967	—	—	1,275,088	889,879

Gross profit	422,955	—	—	257,310	165,645
Selling, general, and administrative expenses	347,968	—	3,980	215,372	128,616
Depreciation and amortization	14,011	—	290	8,672	5,049

Operating income (loss)	60,976	—	(4,270)	33,266	31,980
Floor plan interest expense	(9,080)	—	—	(6,860)	(2,220)
Other interest expense	(13,468)	—	(9,614)	(34)	(3,820)
Debt discount amortization	(3,135)	—	(3,135)	—	—
Equity in income of affiliates	7,536	—	6,392	—	1,144
Equity in earnings of subsidiaries	—	(53,217)	53,217	—	—

Income from continuing operations before income taxes	42,829	(53,217)	42,590	26,372	27,084
Income taxes	(15,033)	18,784	(15,033)	(11,162)	(7,622)

Income from continuing operations	27,796	(34,433)	27,557	15,210	19,462
(Loss) income from discontinued operations, net of tax	(134)	134	(134)	(645)	511

Net income	27,662	(34,299)	27,423	14,565	19,973
Less: Income attributable to the non-controlling interests	239	—	—	—	239

Net income attributable to Penske Automotive Group common stockholders	$27,423	$(34,299)	$27,423	$14,565	$19,734

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,970,415	$—	$—	$1,783,113	$1,187,302
Cost of sales	2,513,097	—	—	1,494,024	1,019,073

Gross profit	457,318	—	—	289,089	168,229
Selling, general, and administrative expenses	380,176	—	12,503	227,394	140,279
Depreciation and amortization	13,966	—	290	8,374	5,302

Operating income (loss)	63,176	—	(12,793)	53,321	22,648
Floor plan interest expense	(15,312)	—	—	(8,801)	(6,511)
Other interest expense	(16,159)	—	(11,846)	(37)	(4,276)
Debt discount amortization	(3,496)	—	(3,496)	—	—
Equity in income of affiliates	8,995	—	7,853	—	1,142
Equity in earnings of subsidiaries	—	(57,297)	57,297	—	—

Income from continuing operations before income taxes	37,204	(57,297)	37,015	44,483	13,003
Income taxes	(13,150)	20,355	(13,150)	(16,077)	(4,278)

Income from continuing operations	24,054	(36,942)	23,865	28,406	8,725
Loss from discontinued operations, net of tax	(1,682)	1,682	(1,682)	(745)	(937)

Net income	22,372	(35,260)	22,183	27,661	7,788
Less: Income attributable to the non-controlling interests	189	—	—	—	189

Net income attributable to Penske Automotive Group common stockholders	$22,183	$(35,260)	$22,183	$27,661	$7,599

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$7,062,678	$—	$—	$4,181,184	$2,881,494
Cost of sales	5,877,674	—	—	3,456,671	2,421,003

Gross profit	1,185,004	—	—	724,513	460,491
Selling, general, and administrative expenses	988,522	—	13,527	615,098	359,897
Depreciation and amortization	40,654	—	870	25,579	14,205

Operating income (loss)	155,828	—	(14,397)	83,836	86,389
Floor plan interest expense	(27,571)	—	—	(19,395)	(8,176)
Other interest expense	(41,610)	—	(31,840)	(76)	(9,694)
Debt discount amortization	(9,908)	—	(9,908)	—	—
Equity in income of affiliates	11,716	—	9,356	—	2,360
Gain on debt repurchase	10,429	—	10,429	—	—
Equity in earnings of subsidiaries	—	(134,997)	134,997	—	—

Income from continuing operations before income taxes	98,884	(134,997)	98,637	64,365	70,879
Income taxes	(35,059)	47,983	(35,059)	(28,103)	(19,880)

Income from continuing operations	63,825	(87,014)	63,578	36,262	50,999
Loss from discontinued operations, net of tax	(5,794)	5,794	(5,794)	(4,032)	(1,762)

Net income	58,031	(81,220)	57,784	32,230	49,237
Less: Income attributable to the non-controlling interests	247	—	—	—	247

Net income attributable to Penske Automotive Group common stockholders	$57,784	$(81,220)	$57,784	$32,230	$48,990

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2008

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$9,470,147	$—	$—	$5,472,279	$3,997,868
Cost of sales	8,029,265	—	—	4,601,430	3,427,835

Gross profit	1,440,882	—	—	870,849	570,033
Selling, general, and administrative expenses	1,166,368	—	19,276	702,409	444,683
Depreciation and amortization	40,623	—	943	23,168	16,512

Operating income (loss)	233,891	—	(20,219)	145,272	108,838
Floor plan interest expense	(48,512)	—	—	(27,555)	(20,957)
Other interest expense	(40,451)	—	(27,168)	(183)	(13,100)
Debt discount amortization	(10,488)	—	(10,488)	—	—
Equity in income of affiliates	13,322	—	7,853	—	5,469
Equity in earnings of subsidiaries	—	(196,732)	196,732	—	—

Income from continuing operations before income taxes	147,762	(196,732)	146,710	117,534	80,250
Income taxes	(52,055)	72,158	(52,055)	(48,205)	(23,953)

Income from continuing operations	95,707	(124,574)	94,655	69,329	56,297
(Loss) income from discontinued operations, net of tax	(2,747)	2,747	(2,747)	(1,887)	(860)

Net income	92,960	(121,827)	91,908	67,442	55,437
Less: Income attributable to the non-controlling interests	1,052	—	—	—	1,052

Net income attributable to Penske Automotive Group common stockholders	$91,908	$(121,827)	$91,908	$67,442	$54,385

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$316,770	$32,620	$128,146	$156,004

Investing activities:
Purchase of property and equipment	(71,077)	14	(55,083)	(16,008)
Proceeds from sale-leaseback transactions	2,338	—	2,338	—
Dealership acquisitions, net	(11,476)	—	(3,556)	(7,920)
Other	11,729	11,485	—	244

Net cash from continuing investing activities	(68,486)	11,499	(56,301)	(23,684)

Financing activities:
Repayments under U.S. credit agreement term loan	(50,000)	(50,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(51,424)	(51,424)	—	—
Net borrowings (repayments) of long-term debt	1,113	57,305	(6,013)	(50,179)
Net repayments of floor plan notes payable — non-trade	(126,235)	—	(47,523)	(78,712)
Proceeds from exercises of options, including excess tax benefit	76	—	76	—
Distributions from (to) parent	—	—	430	(430)

Net cash from continuing financing activities	(226,470)	(44,119)	(53,030)	(129,321)

Net cash from discontinued operations	(12,382)	—	(5,472)	(6,910)

Net change in cash and cash equivalents	9,432	—	13,343	(3,911)
Cash and cash equivalents, beginning of period	20,108	—	14,060	6,048

Cash and cash equivalents, end of period	$29,540	$—	$27,403	$2,137

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$365,715	$3,319	$199,692	$162,704

Investing activities:
Purchase of property and equipment	(164,285)	(3,319)	(87,589)	(73,377)
Proceeds from sale — leaseback transactions	19,740	—	5,964	13,776
Dealership acquisitions, net	(142,054)	—	(94,759)	(47,295)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	(219,000)	(219,000)	—	—
Other	(1,500)	—	—	(1,500)

Net cash from continuing investing activities	(507,099)	(222,319)	(176,384)	(108,396)

Financing activities:
Proceeds from U.S. credit agreement term loan	219,000	219,000	—	—
Proceeds from mortgage facility	32,875	—	32,875	—
Net (repayments) borrowings of long-term debt	(13,909)	75,395	(38,801)	(50,503)
Net repayments of floor plan notes payable — non-trade	(35,671)	—	(20,992)	(14,679)
Payment of deferred financing costs	(661)	(521)	—	(140)
Proceeds from exercises of options, including excess tax benefit	820	820	—	—
Repurchases of common stock	(50,061)	(50,061)	—	—
Distributions (to) from parent	—	—	(306)	306
Dividends	(25,633)	(25,633)	—	—

Net cash from continuing financing activities	126,760	219,000	(27,224)	(65,016)

Net cash from discontinued operations	31,057	—	20,571	10,486

Net change in cash and cash equivalents	16,433	—	16,655	(222)
Cash and cash equivalents, beginning of period	14,797	—	480	14,317

Cash and cash equivalents, end of period	$31,230	$—	$17,135	$14,095

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses since inception. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through September 30, 2009.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of September 30, 2009, we owned and operated 160 franchises in the U.S. and 150 franchises outside of the U.S., primarily in the United Kingdom. We offer a full range of vehicle brands with 95% of our total retail vehicle revenue in 2009 generated from brands of non-U.S. based manufacturers, including 64% from premium brands such as Audi, BMW, Cadillac and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves more than 40 miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. smart USA has certified a network of more than 75 smart dealerships, nine of which are owned and operated by us. The smart fortwo offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe and BRABUS cabriolet, with base prices ranging from $11,990 to $20,990. We currently expect to distribute approximately 15,700 smart fortwo vehicles in 2009. We are also diversified geographically, with 64% of our total revenues in 2009 generated by operations in the U.S. and 36% generated from our operations outside the U.S. (predominately in the U.K.).
In June 2008, we acquired a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation (collectively, “GE Capital”). PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GE Capital.
Outlook
There has been reduced consumer confidence and spending in the markets in which we operate, which we believe has resulted in reduced customer traffic in our dealerships, particularly since September 2008. We expect our business to remain significantly impacted by current economic conditions throughout 2009.
In addition, the captive finance subsidiaries that provide us financing for our inventory procurement have experienced increases to their cost of capital over the last twelve months. Interest rates under our inventory borrowing arrangements are variable and based on changes in the prime rate, defined LIBOR or the Euro Interbank Offer Rate (the “base rate”), plus a spread that varies by lender. While the base rate under these arrangements are historically low, certain of our lenders have raised the spread charged to us, or have established minimum lending rates over the last twelve months. These increases varied between 50 and 250 basis points. Due to these relative increases, we have not realized the full benefit of the lower base rates expected in 2009 compared to 2008. The increases levied by lenders to date would result in $5.8 million of incremental floorplan interest expense based on average outstanding balances during 2008.
In response to the challenging operating environment, we undertook significant cost saving initiatives in 2008, including the elimination of approximately 1,400 positions, representing approximately 10.0% of our worldwide workforce, and the amendment of pay plans. Other cost curtailment initiatives included a reduction in advertising activities, suspension of matching contributions to certain of our defined contribution plans, although we intend to reinstate matching contributions to such plans relating to employees’ 2010 contributions, and the suspension of our quarterly cash dividends to stockholders. We continue to monitor the business climate, and are taking such further actions as needed to respond to current business conditions.

Operating Overview
New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, fees for facilitating the sale of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, and the sale of replacement parts and the sale of aftermarket accessories. During the three and nine months ended September 30, 2009, the challenging operating environment has resulted in a year over year decline on a same store basis of new and used vehicle unit sales, coupled with a corresponding decrease in finance and insurance revenues. Our same store service and parts business also experienced a decline during these periods, although less so than vehicle sales. We expect a continuation of this difficult operating environment throughout 2009.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, service and parts transactions, and the distribution of the smart fortwo. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin. Although our total gross margin improved for the three and nine months ended September 30, 2009, certain components of our business have experienced margin declines as shown in the following table. We expect similar margin trends for the remainder of 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
New vehicles	8.4%	8.2%	7.9%	8.3%
Used vehicles	8.8%	7.3%	9.0%	7.7%
Service and parts	55.2%	55.6%	54.8%	55.9%
Finance and insurance ($ per unit)	$905	$950	$891	$983

Total gross margin	16.3%	15.4%	16.8%	15.2%

Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities, due diligence in connection with acquisition activity, and other outside services. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends. Our selling, general, and administrative expenses for compensation and advertising have decreased during the three and nine months ended September 30, 2009, due in part to lower vehicle sales volumes, coupled with the cost saving initiatives outlined above. Our rent expense is expected to grow as a result of cost of living indexes outlined in our lease agreements; however, a portion of the rent increase has been offset by concessions granted by certain landlords in recognition of current market conditions. As outlined in “Outlook” above, we will continue to monitor the business climate, and take such further actions as needed to respond to business conditions.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is typically based on benchmark lending rates, which are based in large part upon national inter-bank lending rates set by local governments. During the latter part of 2008, such benchmark rates were significantly reduced due to government actions designed to spur liquidity and bank lending activities. As a result, our cost of capital on variable rate indebtedness has declined during the three and nine months ended September 30, 2009; however, the significance of this decrease is limited somewhat by the increases in rate spreads being charged by our vehicle finance partners outlined in “Outlook” above.
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is performed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the nine months ended September 30, 2009 and 2008, we earned $238.0 million and $259.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $234.3 million and $254.1 million was recorded as a reduction of cost of sales.
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
Impairment Testing
Franchise value impairment is assessed as of October 1 every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value, and an impairment loss may be recognized up to that excess. We also evaluate our franchise agreements in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise value has an indefinite life.

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
The net book value of our investments was $297.2 million and $297.8 million as of September 30, 2009 and December 31, 2008, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors’ and officers’ insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $25.6 million and $19.2 million as of September 30, 2009 and December 31, 2008, respectively. Changes in the reserve estimate during 2009 relate primarily to the inclusion of additional participants in our self-insured employee medical benefit plans and reserves for current year activity in our general liability and workers compensation programs.
Income Taxes
Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $2.9 million has been recorded relating to net operating losses and credit carryforwards in the U.S. based on our determination that it is more likely than not that they will not be utilized.
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
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 (dollars in millions, except per unit amounts)
Our results for the three months ended September 30, 2009 include charges of $5.2 million ($3.4 million after-tax), or $0.04 per share, relating to costs associated with the termination of the acquisition of the Saturn brand, our election to close three franchises in the U.S. and charges relating to our interest rate hedges of variable rate floor plan notes payable as a result of decreases in our vehicle inventories, and resulting decreases in outstanding floor plan notes payable, below hedged levels.
Retail unit sales of new vehicles during the three months ended September 30, 2009 include 5,944 units sold under the “cash for clunkers” program in the U.S.
Our results for the three months ended September 30, 2008 include charges of $4.3 million ($2.7 million after-tax), or $0.03 per share, relating to severance costs, costs associated with the termination of an acquisition agreement and insurance deductibles relating to damage sustained in the Houston market during Hurricane Ike.
New Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
New retail unit sales	41,486	45,177	(3,691)	(8.2%)
Same store new retail unit sales	40,404	44,806	(4,402)	(9.8%)
New retail sales revenue	$1,339.0	$1,548.5	$(209.5)	(13.5%)
Same store new retail sales revenue	$1,304.9	$1,539.0	$(234.1)	(15.2%)
New retail sales revenue per unit	$32,276	$34,276	$(2,000)	(5.8%)
Same store new retail sales revenue per unit	$32,295	$34,348	$(2,053)	(6.0%)
Gross profit — new	$112.9	$126.6	$(13.7)	(10.8%)
Same store gross profit — new	$109.4	$125.9	$(16.5)	(13.1%)
Average gross profit per new vehicle retailed	$2,721	$2,802	$(81)	(2.9%)
Same store average gross profit per new vehicle retailed	$2,708	$2,810	$(102)	(3.6%)
Gross margin % — new	8.4%	8.2%	0.2%	2.4%
Same store gross margin % — new	8.4%	8.2%	0.2%	2.4%
Units
Retail unit sales of new vehicles decreased 3,691 units, or 8.2%, from 2008 to 2009. The decrease is due a 4,402 unit, or 9.8%, decrease in same store retail unit sales during the period, offset by a 711 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our volume foreign and premium brand stores in the U.S. and premium brand stores in the U.K., partially offset by a same-store increase in volume foreign unit sales in the U.K. During the third quarter, unit sales in the U.S. market declined 10.2% and registrations in the U.K. market increased 8%. The decline in our unit sales is associated with overall weak demand for new vehicles and the associated decline in consumer traffic in our showrooms, particularly in the U.S. market.

Revenues
New vehicle retail sales revenue decreased $209.5 million, or 13.5%, from 2008 to 2009. The decrease is due to a $234.1 million, or 15.2%, decrease in same store revenues, offset by a $24.6 million increase from net dealership acquisitions. The same store revenue decrease is due primarily to the 9.8% decrease in retail unit sales, which reduced revenue by $151.2 million, coupled with a $2,053, or 6.0%, decrease in average selling price per unit which decreased revenue by $82.9 million.
Gross Profit
Retail gross profit from new vehicle sales decreased $13.7 million, or 10.8%, from 2008 to 2009. The decrease is due to a $16.5 million, or 13.1%, decrease in same store gross profit, offset by a $2.8 million increase from net dealership acquisitions. The same store decrease is due primarily to the 9.8% decrease in retail unit sales, which reduced gross profit by $12.4 million, coupled with a $102, or 3.6%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $4.1 million.
Used Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
Used retail unit sales	25,636	25,997	(361)	(1.4%)
Same store used retail unit sales	24,703	25,813	(1,110)	(4.3%)
Used retail sales revenue	$672.8	$711.8	$(39.0)	(5.5%)
Same store used retail sales revenue	$646.4	$707.4	$(61.0)	(8.6%)
Used retail sales revenue per unit	$26,243	$27,378	$(1,135)	(4.1%)
Same store used retail sales revenue per unit	$26,168	$27,404	$(1,236)	(4.5%)
Gross profit — used	$59.4	$51.9	$7.5	14.5%
Same store gross profit — used	$57.5	$51.8	$5.7	11.0%
Average gross profit per used vehicle retailed	$2,316	$1,998	$318	15.9%
Same store average gross profit per used vehicle retailed	$2,326	$2,005	$321	16.0%
Gross margin % — used	8.8%	7.3%	1.5%	20.5%
Same store gross margin % — used	8.9%	7.3%	1.6%	21.9%
Units
Retail unit sales of used vehicles decreased 361 units, or 1.4%, from 2008 to 2009. The decrease is due to a 1,110 unit, or 4.3%, decrease in same store retail unit sales, offset by a 749 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in volume foreign brand stores in the U.S. and premium brand stores in the U.K., partially offset by an increase in used unit vehicle sales at premium brand stores in the U.S. We believe our sales of used vehicle units were influenced by the reduction in traffic in our stores resulting from the decline in consumer confidence, offset by customers electing to purchase used vehicles as a less expensive alternative to new vehicles due to the challenging economic climate.
Revenues
Used vehicle retail sales revenue decreased $39.0 million, or 5.5%, from 2008 to 2009. The decrease is due to a $61.0 million, or 8.6%, decrease in same store revenues, offset by a $22.0 million increase from net dealership acquisitions. The same store revenue decrease is due to a $1,236, or 4.5%, decrease in comparative average selling price per unit, which decreased revenue by $30.6 million, coupled with the 4.3% decrease in same store retail unit sales which decreased revenue by $30.4 million.
Gross Profit
Retail gross profit from used vehicle sales increased $7.5 million, or 14.5%, from 2008 to 2009. The increase is due to a $5.7 million, or 11.0%, increase in same store gross profit, coupled with a $1.8 million increase from net dealership acquisitions. The increase in same store gross profit is due to the $321, or 16.0%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $7.9 million, offset by the 4.3% decrease in used retail unit sales, which decreased gross profit by $2.2 million. We believe used vehicle margins have increased as a result of customers electing to purchase used vehicles as a less expensive alternative to new vehicles due to the challenging economic climate.

Finance and Insurance Data

			2009 vs. 2008
	2009	2008	Change	% Change
Finance and insurance revenue	$60.8	$67.6	$(6.8)	(10.1%)
Same store finance and insurance revenue	$59.1	$67.2	$(8.1)	(12.1%)
Finance and insurance revenue per unit	$905	$950	$(45)	(4.7%)
Same store finance and insurance revenue per unit	$907	$952	$(45)	(4.7%)
Finance and insurance revenue decreased $6.8 million, or 10.1%, from 2008 to 2009. The decrease is due to an $8.1 million, or 12.1%, decrease in same store revenues during the period, offset by a $1.3 million increase from net dealership acquisitions. The same store revenue decrease is due to a 7.8% decrease in retail unit sales, which decreased revenue by $5.2 million, coupled with a $45, or 4.7%, decrease in comparative average finance and insurance revenue per unit which decreased revenue by $2.9 million. The $45 decrease in comparative average finance and insurance revenue per unit retailed is due primarily to decreased sales penetration of certain products, which we believe was brought about by the challenging economic conditions.
Service and Parts Data

			2009 vs. 2008
	2009	2008	Change	% Change
Service and parts revenue	$336.3	$359.2	$(22.9)	(6.4%)
Same store service and parts revenue	$328.4	$356.2	$(27.8)	(7.8%)
Gross profit	$185.8	$199.7	$(13.9)	(7.0%)
Same store gross profit	$181.1	$197.9	$(16.8)	(8.5%)
Gross margin	55.2%	55.6%	(0.4%)	(0.7%)
Same store gross margin	55.1%	55.6%	(0.5%)	(0.9%)
Revenues
Service and parts revenue decreased $22.9 million, or 6.4%, from 2008 to 2009. The decrease is due to a $27.8 million, or 7.8%, decrease in same store revenues during the period, offset by a $4.9 million increase from net dealership acquisitions. The same store decrease is due in part to a decline in pre-inspection and delivery work on new vehicle inventories due to the 9.8% decrease in same store new vehicle retail unit sales, coupled with a 7.1% same store decrease in body shop revenue.
Gross Profit
Service and parts gross profit decreased $13.9 million, or 7.0%, from 2008 to 2009. The decrease is due to a $16.8 million, or 8.5%, decrease in same store gross profit during the period, offset by a $2.9 million increase from net dealership acquisitions. The same store gross profit decrease is due to the $27.8 million, or 7.8%, decrease in same store revenues, which decreased gross profit by $15.3 million, coupled with a 0.5% decrease in gross margin, which decreased gross profit by $1.5 million. The decline in gross margin on parts, service and collision repairs in 2009 compared to the prior year was due in part to a higher proportion of lower margin sales such as standard oil changes and tire sales.
Distribution
smart USA, a wholly-owned subsidiary, began distributing the smart fortwo vehicle in the U.S. in 2008. Distribution units wholesaled during the quarter decreased 3,282 units, or 49.1%, from 6,683 during the three months ended September 30, 2008 to 3,401 during the three months ended September 30, 2009. Total distribution segment revenue decreased $56.2 million, or 55.6%, from $101.1 million during the three months ended September 30, 2008 to $44.9 million during the three months ended September 30, 2009. Segment gross profit, which includes gross profit on vehicle and parts sales, was breakeven during the three months ended September 30, 2009 and totaled $13.2 million during the three months ended September 30, 2008. Total gross profit for the three months ended September 30, 2009 includes $4.8 million related to finance and marketing campaigns designed to spur sales of the balance of the 2009 model year inventory.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) decreased $32.2 million, or 8.5%, from $380.2 million to $348.0 million. The aggregate decrease is due primarily to a $36.7 million, or 9.7%, decrease in same store SG&A, offset by a $4.5 million increase from net dealership acquisitions. The decrease in same store SG&A is due to (1) a net decrease in variable selling expenses, including decreases in variable compensation, as a result of the 8.1% decrease in same store retail gross profit versus the prior year and (2) other cost savings initiatives discussed above under “Outlook,” offset by (1) increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses decreased as a percentage of gross profit from 83.1% to 82.3%.

Depreciation and Amortization
Depreciation and amortization was $14.0 million during the three months ended September 30, 2009 and 2008.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $6.2 million, or 40.7%, from $15.3 million to $9.1 million. The decrease is due to a $6.3 million, or 41.4%, decrease in same store floor plan interest expense, offset by a $0.1 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in average outstanding floor plan balances, coupled with decreases in interest rates charged to us. While the base rate under our floor plan arrangements were generally lower in 2009 versus 2008, certain of our lenders reacted to increases in their cost of capital by raising the spread charged to us or by establishing minimum lending rates.
Other Interest Expense
Other interest expense decreased $2.7 million, or 16.7%, from $16.2 million to $13.5 million. The decrease is due primarily to decreases in benchmark lending rates.
Debt Discount Amortization
Debt discount amortization decreased $0.4 million, from $3.5 million to $3.1 million, due primarily to the write off of a portion of our aggregate debt discount in connection with the repurchase of a portion of our outstanding 3.5% senior subordinated convertible notes in March 2009.
Equity in Earnings of Affiliates
Equity in earnings of affiliates decreased $1.5 million, from $9.0 million to $7.5 million. The decrease from 2008 to 2009 is primarily related to the impact of the difficult operating conditions outlined above.
Income Taxes
Income taxes increased $1.8 million, or 14.3%, from $13.2 million to $15.0 million. The increase from 2008 to 2009 is primarily due to the increase in our pre-tax income versus the prior year.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 (dollars in millions, except per unit amounts)
Our results for the nine months ended September 30, 2009 include a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes and include charges of $5.2 million ($3.4 million after-tax), or $0.04 per share, relating to costs associated with the termination of the acquisition of the Saturn brand, our election to close three franchises in the U.S. and charges relating to our interest rate hedges of variable rate floor plan notes payable as a result of decreases in our vehicle inventories, and resulting decreases in outstanding floor plan notes payable, below hedged levels.
Retail unit sales of new vehicles during the nine months ended September 30, 2009 include 5,944 units sold under the “cash for clunkers” program in the U.S.
Our results for the nine months ended September 30, 2008 include charges of $4.3 million ($2.7 million after-tax), or $0.03 per share relating to severance costs, costs associated with the termination of an acquisition agreement and insurance deductibles relating to damage sustained in the Houston market during Hurricane Ike.

New Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
New retail unit sales	105,246	140,402	(35,156)	(25.0%)
Same store new retail unit sales	99,596	137,334	(37,738)	(27.5%)
New retail sales revenue	$3,401.5	$4,899.3	$(1,497.8)	(30.6%)
Same store new retail sales revenue	$3,206.6	$4,790.5	$(1,583.9)	(33.1%)
New retail sales revenue per unit	$32,319	$34,895	$(2,576)	(7.4%)
Same store new retail sales revenue per unit	$32,196	$34,882	$(2,686)	(7.7%)
Gross profit — new	$270.3	$407.5	$(137.2)	(33.7%)
Same store gross profit — new	$253.8	$397.3	$(143.5)	(36.1%)
Average gross profit per new vehicle retailed	$2,568	$2,902	$(334)	(11.5%)
Same store average gross profit per new vehicle retailed	$2,549	$2,893	$(344)	(11.9%)
Gross margin % — new	7.9%	8.3%	(0.4%)	(4.8%)
Same store gross margin % — new	7.9%	8.3%	(0.4%)	(4.8%)
Units
Retail unit sales of new vehicles decreased 35,156 units, or 25.0%, from 2008 to 2009. The decrease is due a 37,738 unit, or 27.5%, decrease in same store retail unit sales during the period, offset by a 2,582 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our volume foreign brand stores in the U.S. and premium brand stores in the U.S. and U.K. During the nine months ended September 30, 2009, unit sales in the U.S. market declined 27% while registrations in the U.K. market declined 15%. The decline in our unit sales is associated with overall weak demand for new vehicles and the associated decline in consumer traffic in our showrooms.
Revenues
New vehicle retail sales revenue decreased $1,497.8 million, or 30.6%, from 2008 to 2009. The decrease is due to a $1,583.9 million, or 33.1%, decrease in same store revenues, offset by an $86.1 million increase from net dealership acquisitions. The same store revenue decrease is due primarily to the 27.5% decrease in retail unit sales, which reduced revenue by $1,316.4 million, coupled with a $2,686, or 7.7%, decrease in average selling price per unit which decreased revenue by $267.5 million.
Gross Profit
Retail gross profit from new vehicle sales decreased $137.2 million, or 33.7%, from 2008 to 2009. The decrease is due to a $143.5 million, or 36.1%, decrease in same store gross profit, offset by a $6.3 million increase from net dealership acquisitions. The same store decrease is due primarily to the 27.5% decrease in retail unit sales, which reduced gross profit by $109.2 million, coupled with a $344, or 11.9%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $34.3 million.
Used Vehicle Data

			2009 vs. 2008
	2009	2008	Change	% Change
Used retail unit sales	78,425	79,954	(1,529)	(1.9%)
Same store used retail unit sales	73,241	78,259	(5,018)	(6.4%)
Used retail sales revenue	$1,944.1	$2,309.5	$(365.4)	(15.8%)
Same store used retail sales revenue	$1,801.1	$2,253.8	$(452.7)	(20.1%)
Used retail sales revenue per unit	$24,789	$28,885	$(4,096)	(14.2%)
Same store used retail sales revenue per unit	$24,591	$28,799	$(4,208)	(14.6%)
Gross profit — used	$174.6	$177.7	$(3.1)	(1.7%)
Same store gross profit — used	$162.7	$174.0	$(11.3)	(6.5%)
Average gross profit per used vehicle retailed	$2,226	$2,223	$3	0.1%
Same store average gross profit per used vehicle retailed	$2,222	$2,224	$(2)	(0.1%)
Gross margin % — used	9.0%	7.7%	1.3%	16.9%
Same store gross margin % — used	9.0%	7.7%	1.3%	16.9%

Units
Retail unit sales of used vehicles decreased 1,529 units, or 1.9%, from 2008 to 2009. The decrease is due to a 5,018 unit, or 6.4%, decrease in same store retail unit sales, offset by a 3,489 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in volume foreign brand stores in the U.S. and premium brand stores in the U.K., partially offset by increases in unit sales at premium brand stores in the U.S. We believe our sales of used vehicle units were influenced by the reduction in traffic in our stores resulting from the decline in consumer confidence, offset by customers electing to purchase used vehicles as a less expensive alternative to new vehicles due to the challenging economic climate.
Revenues
Used vehicle retail sales revenue decreased $365.4 million, or 15.8%, from 2008 to 2009. The decrease is due to a $452.7 million, or 20.1%, decrease in same store revenues, offset by an $87.3 million increase from net dealership acquisitions. The same store revenue decrease is due to a $4,208, or 14.6%, decrease in comparative average selling price per unit, which decreased revenue by $308.2 million, coupled with the 6.4% decrease in same store retail unit sales which decreased revenue by $144.5 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $3.1 million, or 1.7%, from 2008 to 2009. The decrease is due to an $11.3 million, or 6.5%, decrease in same store gross profit, offset by an $8.2 million increase from net dealership acquisitions. The decrease in same store gross profit is primarily due to the 6.4% decrease in used retail unit sales, which decreased gross profit by $11.2 million.
Finance and Insurance Data

			2009 vs. 2008
	2009	2008	Change	% Change
Finance and insurance revenue	$163.7	$216.6	$(52.9)	(24.4%)
Same store finance and insurance revenue	$155.3	$212.6	$(57.3)	(27.0%)
Finance and insurance revenue per unit	$891	$983	$(92)	(9.4%)
Same store finance and insurance revenue per unit	$898	$986	$(88)	(8.9%)
Finance and insurance revenue decreased $52.9 million, or 24.4%, from 2008 to 2009. The decrease is due to a $57.3 million, or 27.0%, decrease in same store revenues during the period, offset by a $4.4 million increase from net dealership acquisitions. The same store revenue decrease is due to a 19.8% decrease in retail unit sales, which decreased revenue by $42.1 million, coupled with an $88, or 8.9%, decrease in comparative average finance and insurance revenue per unit which decreased revenue by $15.2 million. The $88 decrease in comparative average finance and insurance revenue per unit retailed is due primarily to decreased sales penetration of certain products, which we believe was brought about by the challenging economic conditions.
Service and Parts Data

			2009 vs. 2008
	2009	2008	Change	% Change
Service and parts revenue	$995.5	$1,076.9	$(81.4)	(7.6%)
Same store service and parts revenue	$936.5	$1,046.5	$(110.0)	(10.5%)
Gross profit	$545.6	$602.0	$(56.4)	(9.4%)
Same store gross profit	$514.4	$585.9	$(71.5)	(12.2%)
Gross margin	54.8%	55.9%	(1.1%)	(2.0%)
Same store gross margin	54.9%	56.0%	(1.1%)	(2.0%)
Revenues
Service and parts revenue decreased $81.4 million, or 7.6%, from 2008 to 2009. The decrease is due to a $110.0 million, or 10.5%, decrease in same store revenues during the period, offset by a $28.6 million increase from net dealership acquisitions. The same store decrease is due in part to a decline in pre-inspection and delivery work on new vehicle inventories due to the 27.5% decrease in same store new vehicle retail unit sales, coupled with an 11.0% same store decrease in body shop revenue.
Gross Profit
Service and parts gross profit decreased $56.4 million, or 9.4%, from 2008 to 2009. The decrease is due to a $71.5 million, or 12.2%, decrease in same store gross profit during the period, offset by a $15.1 million increase from net dealership acquisitions. The same store gross profit decrease is due to the $110.0 million, or 10.5%, decrease in same store revenues, which decreased gross profit by $60.4 million, coupled with a 1.1% decrease in gross margin, which decreased gross profit by $11.1 million. The decline in gross margin on parts, service and collision repairs in 2009 compared to the prior year was due in part to a higher proportion of lower margin sales such as standard oil changes and tire sales.

Distribution
smart USA, a wholly-owned subsidiary, began distributing the smart fortwo vehicle in the U.S. in 2008. Distribution units wholesaled during the period decreased 6,553 units, or 33.9%, from 19,327 during the nine months ended September 30, 2008 to 12,774 during the nine months ended September 30, 2009. Total distribution segment revenue decreased $101.1 million, or 34.4%, from $293.5 million during the nine months ended 2008 to $192.4 million during the nine months ended 2009. Segment gross profit, which includes gross profit on vehicle and parts sales, totaled $19.5 million and $39.8 million during the nine months ended September 30, 2009 and 2008, respectively. Total gross profit for the nine months ended September 30, 2009 includes $4.8 million related to finance and marketing campaigns designed to spur sales of the balance of the 2009 model year inventory.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) decreased $177.9 million, or 15.2%, from $1,166.4 million to $988.5 million. The aggregate decrease is due primarily to a $199.5 million, or 17.6%, decrease in same store SG&A, offset by a $21.6 million increase from net dealership acquisitions. The decrease in same store SG&A is due to (1) a net decrease in variable selling expenses, including decreases in variable compensation, as a result of the 20.7% decrease in same store retail gross profit versus the prior year and (2) other cost savings initiatives discussed above under “Outlook,” offset by (1) increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses increased as a percentage of gross profit from 80.9% to 83.4%.
Depreciation and Amortization
Depreciation and amortization increased $0.1 million, or 0.1%, from $40.6 million to $40.7 million. The increase is due to a $0.5 million increase from net dealership acquisitions, offset by a $0.4 million, or 0.9%, decrease in same store depreciation and amortization.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $20.9 million, or 43.2%, from $48.5 million to $27.6 million. The decrease is primarily due to a $20.7 million, or 43.9%, decrease in same store floor plan interest expense. The same store decrease is due in large part to decreases in average outstanding floor plan balances, coupled with decreases in interest rates charged to us. While the base rate under our floor plan arrangements were generally lower in 2009 versus 2008, certain of our lenders reacted to increases in their cost of capital by raising the spread charged to us or by establishing minimum lending rates.
Other Interest Expense
Other interest expense increased $1.1 million, or 2.9%, from $40.5 million to $41.6 million. The increase is due primarily to an increase in average outstanding indebtedness in 2009 as a result of our investment in PTL in June 2008, offset by decreases in benchmark lending rates.
Debt Discount Amortization
Debt discount amortization decreased $0.6 million, from $10.5 million to $9.9 million, due primarily to the write off of a portion of our aggregate debt discount in connection with the repurchase of a portion of our outstanding 3.5% senior subordinated convertible notes in March 2009.
Equity in Earnings of Affiliates
Equity in earnings of affiliates decreased $1.6 million, from $13.3 million to $11.7 million. The decrease from 2008 to 2009 is primarily related to the impact of the difficult operating conditions outlined above, offset by earnings associated with our investment in PTL in June 2008.
Gain on Debt Repurchase
In March 2009, we repurchased $68.7 million principal amount of our outstanding 3.5% senior subordinated convertible notes, which had a book value, net of debt discount, of $62.8 million for $51.4 million. In connection with the transaction, we wrote off $5.9 million of unamortized debt discount and $0.7 million of unamortized deferred financing costs, and incurred $0.3 million of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, we recorded a $10.4 million pre-tax gain in connection with the repurchase.

Income Taxes
Income taxes decreased $17.0 million, or 32.7%, from $52.1 million to $35.1 million. The decrease from 2008 to 2009 is due to the decrease in our pre-tax income versus the prior year.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the construction of new facilities and debt service, and potentially for dividends and repurchases of outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, or the issuance of equity securities. As of September 30, 2009, we had working capital of $90.5 million, including $29.5 million of cash, available to fund our operations and capital commitments. In addition, we had $250.0 million and £67.8 million ($108.3 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
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
Inventory Financing
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders, including the captive finance companies associated with the U.S. based automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries and in the U.S. are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR or defined Euro Interbank offer Rate. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. See “Results of Operations – Floor Plan Interest Expense” for a discussion of the impact of challenging credit conditions on the rates charged to us under these agreements.

U.S. Credit Agreement
We are party to a $419.0 million credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $250.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan originally funded for $219.0 million, and for an additional $10.0 million of availability for letters of credit, through September 30, 2011. The credit agreement was amended to increase the margin on the interest rate on the revolving loans by 75 basis points from 1.75% to 2.50% effective October 1, 2009 and the term of the credit agreement was extended by one year through September 30, 2012. Prior to October 1, 2009, the revolving loans bore interest at a defined LIBOR plus 1.75%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. We repaid $40.0 million of this term loan in the third quarter of 2009.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2009, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of September 30, 2009, $159.0 million of term loans and $1.3 million of letters of credit were outstanding under this facility. There were no revolving loans outstanding as of September 30, 2009.
U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. credit agreement”) to be used to finance acquisitions, working capital, and general corporate purposes. The U.K. credit agreement was amended in the third quarter to increase the revolving borrowing capacity under the agreement by £20.0 million; extend the maturity date on the revolving facility from August 31, 2011 to August 31, 2013; increase the minimum required ratio of consolidated earnings before interest and taxes plus rental payments (“EBITDAR”) to consolidated interest and rental payable (as defined); and increase the interest rate margin (as defined). The amended U.K. credit agreement provides for (1) up to £100.0 million in revolving loans through August 31, 2013, which bears interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan originally funded for £30.0 million which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand seasonally adjusted overdraft line of credit for up to £20.0 million that bears interest at the Bank of England Base Rate plus 1.75%.
The amended U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the amended U.K. credit agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2009, our U.K. subsidiaries were in compliance with all covenants under the amended U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.
The amended U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the amended U.K. credit agreement. As of September 30, 2009, outstanding loans under the amended U.K. credit agreement amounted to £66.4 million ($106.0 million), including £14.1 million ($22.6 million) under the term loan.

7.75% Senior Subordinated Notes
In December 2006 we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. In addition, we may redeem up to 40% of the 7.75% Notes at specified redemption prices using the proceeds of certain equity offerings before December 15, 2009. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2009, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
In January 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $306.3 million are currently outstanding. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2009, we were in compliance with all negative covenants and there were no events of default.
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
In March 2009, we repurchased $68.7 million principal amount of our outstanding Convertible Notes, which had a book value, net of debt discount, of $62.8 million for $51.4 million. In connection with the transaction, we wrote off $5.9 million of unamortized debt discount and $0.7 million of unamortized deferred financing costs, and incurred $0.3 million of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, we recorded a $10.4 million pre-tax gain in connection with the repurchase.

Mortgage Facilities
We are party to a $42.4 million mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event we exercise our options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of September 30, 2009, $41.6 million was outstanding under this facility.
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
Prior to the third quarter of 2009, the swaps were designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affected earnings. During the quarter ended September 30, 2009, we experienced declines in outstanding floor plan debt balances related to certain floor plan lenders due to significant declines in vehicle inventory levels which caused hedged floor plan balances to fall below the notional value of the swap agreements. We elected to de-designate these cash flow hedges on September 30, 2009, and recorded a net loss of $1.1 million in floor plan interest expense in the Condensed Consolidated Statement of Income.
We re-designated $290.0 million of the swap agreements as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on the derivative will be reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Future settlements and changes in the fair value related to the undesignated $10.0 million of the swap agreements will be recorded as realized and unrealized gains/losses within interest expense in the Condensed Consolidated Statement of Income.
As of September 30, 2009, we used Level 2 inputs to estimate the fair value of the interest rate contracts designated as hedging instruments to be a liability of $11.8 million, of which $9.4 million and $2.4 million are recorded in accrued expenses and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet. We used Level 2 inputs to estimate the fair value of the interest rate contracts not designated as hedging instruments as of September 30, 2009 to be a liability of $0.4 million, of which $0.3 million and $0.1 million are recorded in accrued expenses and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet.
During the nine months ended September 30, 2009, we recognized a net gain of $1.9 million related to the effective portion of the interest rate swaps designated as hedging instruments in accumulated other comprehensive income, and reclassified $8.5 million of the existing derivative losses, including the $1.1 million loss on de-designation, from accumulated other comprehensive income into floor plan interest expense in the Condensed Consolidated Statement of Income. We expect approximately $8.9 million associated with the swaps to be recognized as an increase of interest expense over the next twelve months as the hedged interest payments become due. During the nine months ended September 30, 2009, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 0.6%.
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
Cash Flows
Cash and cash equivalents increased by $9.4 million and $16.4 million during the nine months ended September 30, 2009 and 2008, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by operating activities was $316.8 million and $365.7 million during the nine months ended September 30, 2009 and 2008, respectively. Cash flows from operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
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

	Nine Months Ended
	September 30,
	2009	2008
Net cash from operating activities as reported	$316,770	$365,715
Floor plan notes payable — non-trade as reported	(126,235)	(35,671)

Net cash from operating activities, including all floor plan notes payable	$190,535	$330,044

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $68.5 million and $507.1 million during the nine months ended September 30, 2009 and 2008, respectively. Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for dealership acquisitions and other investments. Capital expenditures were $71.1 million and $164.3 million during the nine months ended September 30, 2009 and 2008, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of September 30, 2009, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Proceeds from sale-leaseback transactions were $2.3 million and $19.7 million during the nine months ended September 30, 2009 and 2008, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $11.5 million and $142.1 million during the nine months ended September 30, 2009 and 2008, respectively, which includes cash used to repay sellers floor plan liabilities in such business acquisitions of $5.8 million during the nine months ended September 30, 2009 and $30.7 million during the nine months ended September 30, 2008. The nine months ended September 30, 2009 and 2008 include $11.7 million of proceeds from other investing activities and $220.5 million of cash used in other investing activities, which includes $219.0 million for the purchase of the PTL limited partnership interest in June 2008, respectively.

Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $226.5 million during the nine months ended September 30, 2009, and cash provided by continuing financing activities was $126.8 million during the nine months ended September 30, 2008. Cash flows from financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock, including proceeds from the exercise of stock options, and dividends. We had net repayments of long-term debt of $48.9 million during the nine months ended September 30, 2009, which included repayments of $50.0 million on our U.S. credit agreement term loan. We had net borrowings of long-term debt of $238.0 during the nine months ended September 30, 2008, which included the $219.0 million loan to finance the purchase of the PTL limited partnership interest and the $32.9 million mortgage facility. In March 2009, we used $51.4 million to repurchase $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes. We had net repayments of floor plan notes payable non-trade of $126.2 million and $35.7 million during the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, respectively, we received proceeds of $0.1 million and $0.8 million from the exercise of stock options. We used $50.1 million to repurchase 3.6 million shares of common stock during the nine months ended September 30, 2008. During the nine months ended September 30, 2008 we paid $25.6 million of cash dividends to our stockholders. No cash dividends were paid to our stockholders during the nine months ended September 30, 2009.
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
Joint Venture Relationships
From time to time, we enter into other joint venture relationships in the ordinary course of business, through which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2009, our automotive joint venture relationships were as follows:

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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2008 annual report on Form 10-K filed March 11, 2009 and elsewhere in this report. Important factors that could cause actual results to differ materially from our expectations include the following:
•	our business and the automotive retail industry in general are susceptible to further or continued adverse economic conditions, including changes in interest rates, foreign exchange rates, consumer confidence, fuel prices and credit availability;

•	the ability of automobile manufacturers to exercise significant control over our operations, since we depend on them in order to operate our business;

•	because we depend on the success and popularity of the brands we sell, adverse conditions affecting one or more automobile manufacturers may negatively impact our revenues and profitability;

•	the restructuring of the U.S. based automotive manufacturers may adversely affect our operations, as well as the automotive sector as a whole;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects, refinancing of our debt when it becomes due, or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers and our profitability;

•	although we typically purchase vehicles and parts in the local functional currency, changes in foreign exchange rates may impact manufacturers, as many of the component parts of vehicles are manufactured in foreign markets, which could lead to an increase in our costs which we may not be able to pass on to the consumer;

•	with respect to PTL, changes in tax, financial or regulatory rules or requirements, changes in the financial health of PTL’s customers, labor strikes or work stoppages, asset utilization rates and industry competition;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	changes in foreign exchange rates that may result in increased vehicle and parts prices for vehicles manufactured in other countries;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•	if state dealer laws in the United States are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases may materially adversely affect us;

•	the success of our smart distribution depends upon continued availability and customer demand for those vehicles;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing for acquisitions and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness.
In addition:
•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.
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
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of September 30, 2009, a 100 basis point change in interest rates would result in an approximate $2.4 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR or the Euro Interbank offer Rate. We are currently party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2009, adjusted to exclude the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $9.7 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of September 30, 2009, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $255.0 million change to our revenues for the nine months ended September 30, 2009.
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
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2009, we are not a party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6.	Exhibits

4.1	First Amendment dated October 30, 2009 to Amended and Restated Credit Agreement dated as of October 30, 2008 among the Company, Toyota Motor Credit Corporation and DCFS USA LLC, as agent.

4.2
Supplemental Agreement dated September 4, 2009 to Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.1 filed on September 8, 2009 on Form 8-K)

4.3
Supplemental Agreement dated September 4, 2009 to Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.2 filed on September 8, 2009 on Form 8-K)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.
	By:	/s/ Roger S. Penske
Roger S. Penske
Date: November 3, 2009		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Date: November 3, 2009		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1	First Amendment dated October 30, 2009 to Amended and Restated Credit Agreement dated as of October 30, 2008 among the Company, Toyota Motor Credit Corporation and DCFS USA LLC, as agent.

4.2
Supplemental Agreement dated September 4, 2009 to Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.1 filed on September 8, 2009 on Form 8-K)

4.3
Supplemental Agreement dated September 4, 2009 to Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.2 filed on September 8, 2009 on Form 8-K)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.