Form 10-K
period 2009-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2010-02-24
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2009 was $634,390,781. As of February 18, 2010, there were 92,139,797 shares of voting common stock outstanding.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2010 Annual Meeting of the Stockholders to be held May 5, 2010 are incorporated by reference into Part III, Items 10-14.

PART I

Item 1.	Business
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of December 31, 2009, we owned and operated 158 franchises in the U.S. and 148 franchises outside of the U.S., primarily in the U.K. We offer a full range of vehicle brands with 95% of our total retail revenue in 2009 generated from brands of non-U.S. based manufacturers, and 65% generated from premium brands, such as Audi, BMW, Cadillac and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 63% of our total revenues in 2009 generated by operations in the U.S. and Puerto Rico and 37% generated from our operations outside the U.S. (predominately in the U.K.).
We are also, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves more than 40 miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. As of December 31, 2009, smart USA had certified a network of more than 75 smart dealerships, nine of which are owned and operated by us. The smart fortwo offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe and BRABUS cabriolet, with base prices ranging from $11,990 to $20,990.
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
We believe our diversified income streams may mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales are typically less cyclical than retail vehicle sales, and generate the largest part of our gross profit. The following graphic shows the percentage of our retail revenues by product area and their respective contribution to our overall gross profit in 2009:
Outlook
During 2009, there has been continued weakness in consumer confidence and spending in the markets in which we operate, which we believe has resulted in reduced customer traffic in our dealerships. While we have experienced increased vehicle sales and customer traffic in recent quarters, we expect our business to remain significantly impacted by difficult economic conditions in 2010. For a more detailed discussion of our financial and operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Long-Term Business Strategy
We believe offering our customers superior customer service in a premium location fosters a long-term relationship, which helps generate repeat and referral business, particularly in our higher-margin service and parts business. We believe our focus on developing a loyal customer base has helped generate incremental vehicle and service and parts sales. In addition, our large number of dealerships, geographically concentrated by region, allows us the opportunity to achieve cost savings and implement best practices. In addition, although we have reduced acquisition and facility investment in response to recent economic conditions, we remain committed to our long-term strategy to sell and service outstanding vehicle brands in premium facilities.
Offer Outstanding Brands in Premium Facilities
We have the highest percentage of revenues from foreign and luxury brands among the U.S. based publicly-traded automotive retailers. Since 1999, foreign brands representing 85% of our U.S. revenue (Toyota/Lexus, Honda/Acura, BMW/MINI, Mercedes-Benz, Audi and Nissan/Infiniti) have increased their U.S. market share by more than 80%. We believe luxury and foreign brands will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. Our revenue mix consists of 65% related to premium brands, 30% related to volume foreign brands, and 5% relating to brands of U.S. based manufacturers.
The following chart reflects our percentage of total revenues by brand in 2009:
We sell and service outstanding automotive brands in our world-class facilities, which are located in attractive geographic markets. We believe offering these brands in world-class facilities promotes repeat and referral business, particularly in our higher margin service and parts operations. Where advantageous, we attempt to aggregate our dealerships in a campus setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of the brands at the location. This strategy also creates an opportunity to reduce personnel expenses, consolidate advertising and administrative expenses and leverage operating expenses over a larger base of dealerships. Our dealerships have generally achieved new unit vehicle sales that are significantly higher than industry averages for the brands we sell.

The following is a list of our larger dealership campuses or groups:

			2009
			Revenue
Location	Square Feet	Service Bays	(millions)	Franchises
North Scottsdale, Arizona	450,000	253	$376.8	Acura, Aston Martin, Audi, BMW, Bentley, Bugatti, Jaguar, Land Rover, Lamborghini, MINI, Porsche, Rolls-Royce, Volkswagen
San Diego, California	387,000	343	$445.4	Acura, BMW, Lexus, Mercedes-Benz, Scion, smart, Toyota
Turnersville, New Jersey	303,000	177	$304.7	Acura, Audi, BMW, Cadillac, Chevrolet, Honda, HUMMER, Hyundai, Nissan, Scion, Toyota
Inskip, Rhode Island	319,000	176	$291.2	Acura, Audi, Bentley, BMW, Infiniti, Lexus, Mercedes-Benz, MINI, Nissan, Porsche, smart
Tyson’s Corner, Virginia	191,000	138	$214.7	Audi, Aston Martin, Mercedes-Benz, Porsche, smart
Fayetteville, Arkansas	129,000	109	$165.4	Acura, Chevrolet, Honda, HUMMER, Scion, Toyota
By way of example, our Scottsdale 101 Auto Mall features ten separate showrooms with approximately 450,000 square feet of facilities. Typically, customers may choose from an inventory of over 1,250 new and used vehicles, and have access to 253 service bays with the capacity to service approximately 1,000 vehicles per day. We will continue to evaluate other opportunities to aggregate our facilities to seek the benefits of a destination location.
Maintain Variable Cost Structure and Diversified Revenue Stream
A significant percentage of our operating expenses are variable, including sales compensation, floor plan interest expense (inventory-secured financing) and advertising, which we believe we can manage over time to reflect economic trends. Gross profit generated from our service and parts business absorbs a substantial portion of our fixed expenses, excluding salespersons’ compensation and advertising. In addition, recent experience has shown that demand for our higher-margin service and parts business is less affected by economic cycles than demand for new vehicles and that we have been able to manage certain costs (such as advertising and compensation expense) in response to general industry conditions.
We benefit from a diversified revenue mix because of the multiple revenue streams in a traditional automotive dealership (new vehicles, used vehicles, finance and insurance, and service and parts operations), revenue relating to the distribution of the smart fortwo vehicle, and returns relating to our joint venture investments. We believe this diversification mitigates the cyclicality that has historically impacted some elements of the automotive sector. We are further diversified within our retail automotive operations due to our brand mix and geographical dispersion. Our geographical dispersion includes dealerships in the U.S., Puerto Rico, and abroad, predominately in the U.K.
Diversification Outside the U.S.
One of the unique attributes of our operations versus our peers is our diversification outside the U.S. Approximately 37% of our consolidated revenue during 2009 was generated from operations located outside the U.S. and Puerto Rico, predominately in the U.K. According to industry data, the U.K. represented the fourth largest retail automotive market in Western Europe in 2009 with approximately 2.0 million new vehicle registrations. Our brand mix in the U.K. is predominantly premium. We believe that as of December 31, 2009, we were among the largest Audi, Bentley, BMW, Ferrari, Land Rover, Lexus, Mercedes-Benz, Maserati and Porsche dealers in the U.K. based on number of dealerships. Additionally, we operate a number of dealerships in Germany, some through joint ventures with experienced local partners, which sell and service Audi, BMW, Lexus, MINI, Porsche, Toyota, Volkswagen and various other premium brands.
smart Distributorship
smart USA, a wholly-owned subsidiary, is the exclusive distributor of the smart fortwo vehicle in U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. As distributor, smart USA is responsible for maintaining a vehicle dealership network in the U.S. and Puerto Rico. As of December 31, 2009, smart USA had certified a network of more than 75 smart dealerships in 36 states, nine of which are owned and operated by us. smart USA wholesaled 27,052 smart fortwo vehicles in 2008 and 13,772 smart fortwo vehicles in 2009.

Investment in Penske Truck Leasing
In June 2008, we acquired a 9.0% limited partnership interest in PTL. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. We currently expect to receive annual pro-rata cash distributions of a portion of the partnership’s profits and to realize U.S. cash tax savings relating to tax attributes as a result of this investment.
Expand Revenues at Existing Locations and Increase Higher-Margin Businesses
We aim to increase same-store sales, with a particular focus on developing our higher-margin businesses such as finance, insurance and other product sales and service, parts and collision repair services.
Increase Same-Store Sales. We believe our emphasis on superior customer service and world class facilities will contribute to increases in same-store sales over time. We have added a significant number of incremental service bays in recent years in order to better accommodate our customers and further enhance our service and parts revenues.
Grow Finance, Insurance and Other Aftermarket Revenues. Each sale of a vehicle provides us the opportunity to assist in financing the sale of a vehicle, to sell the customer an extended service contract or other insurance product, and to sell aftermarket products, such as entertainment systems, security systems, satellite radios and protective coatings. In order to improve our finance and insurance business, we focus on enhancing and standardizing our salesperson training programs, strengthening our product offerings and standardizing our selling processes through a menu-driven product offering.
Expand Service and Parts and Collision Repair Revenues. In recent years, we have added a significant number of service bays at our dealerships in an effort to expand this higher-margin element of our business. Many of today’s vehicles are complex and require sophisticated equipment and specially trained technicians to perform certain services. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. We believe that our brand mix and the complexity of today’s vehicles, combined with our focus on customer service and superior facilities, will contribute to increases in our service and parts revenue. We also operate 25 collision repair centers which are operated as an integral part of our dealership operations. As a result, the repair centers benefit from the dealerships’ repeat and referral business.
Continue Growth through Targeted Acquisitions
We believe that attractive acquisition opportunities continue to exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The automotive retail market provides us with significant growth opportunities in each of the markets in which we operate. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas. We target larger dealership operations that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations.
Strengthen Customer Loyalty
We strive to achieve and maintain superior levels of customer satisfaction by providing high-quality products and services to meet our customers’ needs. By offering outstanding brands in premium facilities, “one-stop” shopping convenience, competitive pricing and a well-trained and knowledgeable sales staff, we aim to forge lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We believe that customer loyalty contributes directly to increases in same-store sales. We monitor customer satisfaction data accumulated by manufacturers to track the performance of dealership operations, and use it as a factor in determining the compensation of general managers and sales and service personnel in our dealerships. We believe that our high customer satisfaction results have directly contributed to our operating results.
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

Industry Overview
In 2008, the majority of automotive retail sales in the U.S. were generated by the approximately 20,500 franchised dealerships, producing revenues of approximately $598.0 billion, including 57% from new vehicle sales, 29% from used vehicle sales and 14% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle. Germany and the U.K. represented the first and fourth largest European automotive retail markets in 2009, with new car registrations of 3.8 million and 2.0 million vehicles, respectively. In 2008, U.K. and German automotive sales exceeded $158.0 billion and $392.0 billion, respectively. Combined, the UK and German markets make up approximately 40% of the European market, based on new vehicle unit registrations.
The automotive retail industry in the U.S and Europe is highly fragmented and largely privately held. In the U.S., publicly held automotive retail groups account for less than 10% of total industry revenue. According to industry data, the number of U.S. franchised dealerships has declined from approximately 24,000 in 1990 to approximately 20,500 as of January 1, 2009. Although significant consolidation has already taken place, the industry remains highly fragmented, with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. We believe that further consolidation in the industry is probable due to the significant capital requirements of maintaining manufacturer facility standards, the limited number of viable alternative exit strategies for dealership owners and the impact of the current economic environment on smaller less well capitalized dealership groups.
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
Acquisitions
We routinely acquire and dispose of franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships acquired or opened from January 2007 to December 31, 2009:

Date Opened
Dealership	or Acquired	Location	Franchises
U.S.
Landers Ford Lincoln Mercury	01/07	Benton, Arkansas	Ford, Lincoln, Mercury
Lexus of Edison	03/07	Edison, NJ	Lexus
Round Rock Toyota-Scion	04/07	Round Rock, TX	Toyota, Scion
Round Rock Hyundai	04/07	Round Rock, TX	Hyundai
Round Rock Honda	04/07	Round Rock, TX	Honda
Inskip MINI	05/07	Warwick, RI	MINI
Royal Palm Toyota-Scion	01/08	Royal Palm, FL	Toyota, Scion
smart center Bedford	01/08	Bedford, OH	smart
smart center Bloomfield	01/08	Bloomfield Hills, MI	smart
smart center Chandler	01/08	Chandler, AZ	smart
smart center Fairfield	01/08	Fairfield, CT	smart
smart center Round Rock	01/08	Round Rock, TX	smart
smart center San Diego	01/08	San Diego, CA	smart
smart center Tyson’s Corner	01/08	Tyson's Corner, VA	smart
smart center Warwick	01/08	Warwick, RI	smart
Bingham Toyota	04/08	Clovis, CA	Toyota Scion

Date Opened
Dealership	or Acquired	Location	Franchises
U.S. (continued)
Peter Pan BMW	07/08	San Mateo, CA	BMW
Pioneer Ford	03/09	Goodyear, AZ	Ford
Lamborghini Scottsdale	04/09	Phoenix, AZ	Lamborghini
Audi Turnersville	06/09	Turnersville, NJ	Audi
smart center Stevens Creek	06/09	Santa Clara, CA	smart

Outside the U.S.
Audi Leicester	06/07	Leicester, England	Audi
Audi Nottingham	06/07	Nottingham, England	Audi
Toyota World Solihull	09/07	West Midlands, England	Toyota
Maranello Ferrari Egham	10/07	Surrey, England	Ferrari, Maserati
Audi Derby	04/08	Derby, England	Audi
Bentley Leicester	05/08	Leicester, England	Bentley
Bentley Norwich	05/08	Norfolk, England	Bentley
Gatwick Honda	06/08	West Sussex, England	Honda
Penske Sportwagenzentrum	07/08	Mannheim, Germany	Porsche
Huddersfield Audi	12/08	West Yorkshire, England	Audi
Huddersfield SEAT	12/08	West Yorkshire, England	SEAT
Harrogate Volkswagen	12/08	West Yorkshire, England	Volkswagen
Huddersfield Volkswagen	12/08	West Yorkshire, England	Volkswagen
Leeds Volkswagen	12/08	West Yorkshire, England	Volkswagen
Porsche Centre Leicester	03/09	Leicester, England	Porsche
Porsche Centre Solihull	03/09	West Midlands, England	Porsche
Graypaul Birmingham	03/09	Worcestershire, England	Ferrari/Maserati
Guy Salmon Land Rover Bristol	09/09	Bristol, England	Land Rover
In 2009 and 2008, we disposed of 5 and 26 dealerships, respectively, that we believe were not integral to our strategy or operations. We expect to continue to pursue acquisitions and selected dispositions in the future.
Dealership Operations
Franchises. The following charts reflect our franchises by location and our dealership mix by franchise as of December 31, 2009:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	21	Toyota/Lexus/Scion	39	13	52
Arkansas	14	BMW/MINI	12	30	42
California	22	Mercedes-Benz/smart	16	19	35
Connecticut	5	Honda/Acura	27	2	29
Florida	8	Chrysler/Jeep/Dodge	9	15	24
Georgia	4	Jaguar/Land Rover	2	19	21
Indiana	2	Audi	8	12	20
Michigan	7	Ferrari/Maserati	6	12	18
Minnesota	2	Ford/Mazda/Volvo	10	3	13
Nevada	2	Porsche	5	7	12
New Jersey	20	General Motors	9	—	9
New York	4	Bentley	2	5	7
Ohio	6	Nissan/Infiniti	7	—	7
Puerto Rico	15	Others	6	11	17

Rhode Island	11	Total	158	148	306

Tennessee	2
Texas	8
Virginia	5

Total U.S.	158
U.K.	139
Germany	9

Total Foreign	148

Total Worldwide	306

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
New Vehicle Retail Sales. In 2009, we sold 140,914 new vehicles which generated 53.0% of our retail revenue and 24.3% of our retail gross profit. We sell forty brands of domestic and import family, sports and premium cars, light trucks and sport utility vehicles in the U.S., Puerto Rico, the U.K. and Germany. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relations with the automotive manufacturers, based in part on our long-term presence in the automotive retail market, our commitment to providing premium facilities, the reputation of our management team and the consistent high sales volume from our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided by various manufacturers’ captive finance companies.
Used Vehicle Retail Sales. In 2009, we sold 102,457 used vehicles, which generated 29.5% of our retail revenue and 14.4% of our retail gross profit. We acquire used vehicles from various sources, including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us and lease expirations or terminations. Vehicles returned at the end of a lease provide us with low mileage, late model vehicles for our used vehicle sales operations. We clean, repair and recondition all used vehicles we acquire for resale. We believe we may benefit from the opportunity to retain used vehicle retail customers as service and parts customers.
To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Several of our dealerships have implemented software tools which assist in procuring and selling used vehicles. Through our scale in many markets, we have also implemented closed-bid auctions that allow us to bring a large number of vehicles we do not intend to retail to a central market for other dealers or wholesalers to purchase. In the U.K., we also offer used vehicles for wholesale via an online auction. We believe these strategies have resulted in greater operating efficiency and helped to reduce costs associated with maintaining optimal inventories.
Vehicle Finance, Extended Service and Insurance Sales. Finance and insurance sales represented 2.5% of our retail revenue and 14.3% of our retail gross profit in 2009. At our customers’ option, our dealerships can arrange third-party financing or leasing for our customers’ vehicle purchases. We typically receive a portion of the cost of financing or leasing paid by the customer for each transaction as compensation. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee income we receive absent a breach of our agreement with the third party finance or leasing company. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations. We also impose limits on the amount of revenue per transaction we may receive from certain finance products as part of our compliance efforts.
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
Service and Parts Sales. Service and parts sales represented 15.0% of our retail revenue and 47.0% of our retail gross profit in 2009. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from our increased service capacity and the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today’s automobiles.

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
smart USA. smart USA, a wholly-owned subsidiary, is the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico and is responsible for maintaining a vehicle dealership network. smart USA generates revenue for each vehicle and part wholesaled to the smart USA certified network. In 2009, smart USA wholesaled 13,772 smart fortwo vehicles as well as various service parts and accessories, generating 1.9% of our consolidated revenue and 1.1% of our consolidated gross profit. In an effort to stimulate sales of the smart fortwo, smart USA and DCFS USA (Daimler Financial) enter into various marketing and leasing arrangements.
Non-U.S. Operations. Sytner Group, our wholly-owned U.K. subsidiary, is one of the leading retailers of premium vehicles in the U.K. As of December 31, 2009, Sytner operated 139 franchises, representing more than twenty brands. Revenues attributable to Sytner Group for the years ended December 31, 2009, 2008 and 2007 were $3.4 billion, $4.1 billion and $4.6 billion, respectively.

The following is a list of all of our dealerships as of December 31, 2009:
U.S. DEALERSHIPS

ARIZONA	Mazda of Escondido	Hudson Nissan
Acura North Scottsdale	Mercedes-Benz of San Diego	Hudson Toyota-Scion
Audi of Chandler	Peter Pan BMW	Hyundai of Turnersville
Audi North Scottsdale	Porsche of Stevens Creek	Lexus of Bridgewater
Bentley Scottsdale	smart center San Diego	Nissan of Turnersville
BMW North Scottsdale	smart center Stevens Creek	Toyota-Scion of Turnersville
Bugatti Scottsdale	CONNECTICUT	NEW YORK
Jaguar North Scottsdale	Audi of Fairfield	Honda of Nanuet
Lamborghini Scottsdale	Honda of Danbury	Mercedes-Benz of Nanuet
Land Rover North Scottsdale	Mercedes-Benz of Fairfield	Westbury Toyota-Scion
Lexus of Chandler	Porsche of Fairfield	OHIO
Mercedes-Benz of Chandler	smart center Fairfield	Honda of Mentor
MINI North Scottsdale	FLORIDA	Infiniti of Bedford
Pioneer Ford	Central Florida Toyota-Scion	Mercedes-Benz of Bedford
Porsche North Scottsdale	Royal Palm Mazda	smart center Bedford
Rolls-Royce Scottsdale	Palm Beach Toyota-Scion	Toyota-Scion of Bedford
Scottsdale Aston Martin	Royal Palm Toyota-Scion	RHODE ISLAND
Scottsdale Ferrari Maserati	Royal Palm Nissan	Inskip Acura
Scottsdale Lexus	GEORGIA	Inskip Audi
smart center Chandler	Atlanta Toyota-Scion	Inskip Autocenter (Mercedes-Benz)
Tempe Honda	Honda Mall of Georgia	Inskip Bentley Providence
Volkswagen North Scottsdale	United BMW of Gwinnett	Inskip BMW
ARKANSAS	United BMW of Roswell	Inskip Infiniti
Acura of Fayetteville	INDIANA	Inskip Lexus
Chevrolet/HUMMER of Fayetteville	Penske Chevrolet	Inskip MINI
Honda of Fayetteville	Penske Honda	Inskip Nissan
Landers Chevrolet HUMMER	MICHIGAN	Inskip Porsche
Landers Chrysler Jeep Dodge	Honda Bloomfield	smart center Warwick
Landers Ford Lincoln Mercury	Rinke Cadillac	TENNESSEE
Toyota-Scion of Fayetteville	Rinke Toyota-Scion	Wolfchase Toyota-Scion
CALIFORNIA	smart center Bloomfield	TEXAS
Acura of Escondido	Toyota-Scion of Waterford	BMW of Austin
Audi Escondido	MINNESOTA	Goodson Honda North
Audi Stevens Creek	Motorwerks BMW/MINI	Goodson Honda West
Bingham Toyota Scion	NEW JERSEY	Round Rock Honda
BMW of San Diego	Acura of Turnersville	Round Rock Hyundai
Capitol Honda	Audi Turnersville	Round Rock Toyota-Scion
Honda Mission Valley	BMW of Turnersville	smart center Round Rock
Honda North	Chevrolet HUMMER Cadillac of	VIRGINIA
Honda of Escondido	Turnersville	Aston Martin of Tysons Corner
Kearny Mesa Acura	BMW of Tenafly	Audi of Tysons Corner
Kearny Mesa Toyota-Scion	Lexus of Edison	Mercedes-Benz of Tysons Corner
Lexus Kearny Mesa	Ferrari Maserati of Central New Jersey	Porsche of Tysons Corner
Los Gatos Acura	Gateway Toyota-Scion	smart center Tysons Corner
Marin Honda	Honda of Turnersville

NON-U.S. DEALERSHIPS

U.K.	Graypaul Nottingham	Porsche
Audi	Maranello Egham Ferrari/Maserati	Porsche Centre Edinburgh
Bradford Audi	Honda	Porsche Centre Glasgow
Derby Audi	Honda Gatwick	Porsche Centre Leicester
Harrogate Audi	Honda Redhill	Porsche Centre Mid-Sussex
Huddersfield Audi	Jaguar/Land Rover	Porsche Centre Silverstone
Leeds Audi	Guy Salmon Jaguar Coventry	Porsche Centre Solihull
Leicester Audi	Guy Salmon Jaguar/Land Rover Ascot	Rolls-Royce
Mayfair Audi	Guy Salmon Jaguar/Land Rover Gatwick	Rolls-Royce Motor Cars Manchester
Nottingham Audi	Guy Salmon Jaguar/Land Rover Maidstone	Rolls-Royce Motor Cars Sunningdale
Reading Audi	Guy Salmon Jaguar/Land Rover Thames	Saab
Slough Audi	Ditton	Oxford Saab
Wakefield Audi	Guy Salmon Jaguar Northampton	Toyota
West London Audi	Guy Salmon Jaguar Oxford	Toyota World Birmingham
Bentley	Guy Salmon Land Rover Bristol	Toyota World Bridgend
Bentley Birmingham	Guy Salmon Land Rover Coventry	Toyota World Bristol North
Bentley Edinburgh	Guy Salmon Land Rover Knutsford	Toyota World Bristol South
Bentley Leicester	Guy Salmon Land Rover Portsmouth	Toyota World Cardiff
Bentley Manchester	Guy Salmon Land Rover Sheffield	Toyota World Newport
BMW/MINI	Guy Salmon Land Rover Stockport	Toyota World Solihull
Sytner Birmingham	Guy Salmon Land Rover Stratford-upon-Avon	Toyota World Tamworth
Sytner Cardiff	Guy Salmon Land Rover Wakefield	Volkswagen
Sytner Chigwell	Lamborghini	SEAT Huddersfield
Sytner Coventry	Lamborghini Birmingham	VW Harrogate
Sytner Docklands	Lamborghini Edinburgh	VW Huddersfield
Sytner Harold Wood	Lexus	VW Leeds
Sytner High Wycombe	Lexus Birmingham	Volvo
Sytner Leicester	Lexus Bristol	Tollbar Warwick
Sytner Newport	Lexus Cardiff	GERMANY
Sytner Nottingham	Lexus Leicester	Penske Sportwagenzentrum
Sytner Oldbury	Lexus Milton Keynes	Tamsen, Bremen (Aston Martin, Bentley, Ferrari,
Sytner Sheffield	Mercedes-Benz/smart	Maserati)
Sytner Solihull	Mercedes-Benz of Bath	Tamsen, Hamburg (Aston Martin, Ferrari,
Sytner Sunningdale	Mercedes-Benz of Bedford	Lamborghini, Maserati)
Sytner Sutton	Mercedes-Benz of Carlisle	PUERTO RICO
Chrysler/Jeep/Dodge	Mercedes-Benz of Cheltenham and Gloucester	Lexus de San Juan
Kings Cheltenham & Gloucester	Mercedes-Benz of Newbury	Triangle Chrysler, Dodge, Jeep de Ponce
Kings Manchester	Mercedes-Benz of Northampton	Triangle Chrysler, Dodge, Jeep, Honda del Oeste
Kings Newcastle	Mercedes-Benz of Sunderland	Triangle Honda 65 de Infanteria
Kings Swindon	Mercedes-Benz of Swindon	Triangle Honda-Suzuki de Ponce
Kings Teesside	Mercedes-Benz of Weston-Super-Mare	Triangle Mazda de Ponce
Ferrari/Maserati	Mercedes-Benz/smart of Bristol	Triangle Nissan del Oeste
Ferrari Classic Parts	Mercedes-Benz/smart of Milton Keynes	Triangle Toyota-Scion de San Juan
Graypaul Birmingham	Mercedes-Benz/smart of Newcastle
Graypaul Edinburgh	Mercedes-Benz/smart of Teesside

We also own 50% of the following dealerships:

GERMANY	U.S.
Aix Automobile (Toyota, Lexus)	Penske Wynn Ferrari Maserati (Nevada)
Audi Zentrum Aachen	MAX BMW Motorcycles (New Hampshire)
Autohaus Augsburg (Goeggingen) (BMW/MINI)	MAX BMW Motorcycles (New York)
Autohaus Augsburg (Lechhausen) (BMW)
Autohaus Augsburg (Stadtmitte) (MINI)
Autohaus Nix (Eschborn) (Toyota, Lexus)
Autohaus Krings (Volkswagen)
Autohaus Nix (Frankfurt) (Toyota)
Autohaus Nix (Offenbach) (Toyota, Lexus)
Autohaus Nix (Wachtersbach) (Toyota, Lexus)
Autohaus Piper (Volkswagen)
Autohaus Reisacher (Krumbach) (BMW, MINI)
Autohaus Reisacher (Memmingen) (BMW, MINI)
Autohaus Reisacher (Ulm) (BMW, MINI)
Autohaus Reisacher (Lundsburg) (BMW)
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
Our U.K. dealership financial, accounting and operational data is processed through a standard dealer management system licensed from a third party, except when otherwise required by the manufacturer. Financial and operational information is aggregated following U.S. policies and accounting requirements, and is reported in our U.S. reporting format to ensure consistency of results among our worldwide operations. Similar to the U.S., the U.K. technology and processes enable us to continually analyze these dealerships’ results of operations and financial position so as to identify areas for improvement and to quickly integrate dealerships or dealership groups we acquire in the U.K.
Marketing
Our advertising and marketing efforts are focused at the local market level, with the aim of building our retail vehicle business, as well as repeat sales and service business. We utilize many different media for our marketing activities, including newspapers, direct mail, magazines, television, radio and increasingly the Internet and other digital media. We also assist our local management in running special marketing events to generate sales. Automobile manufacturers supplement our local and regional advertising efforts through large advertising campaigns promoting their brands and promoting attractive financing packages and other incentive programs they may offer. We believe that in some instances our scale has enabled us to obtain favorable terms from suppliers and advertising media, and should enable us to realize continued cost savings in marketing. In an effort to realize increased efficiencies, we are focusing on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for targeted marketing resources.

In an effort to stimulate interest in the smart fortwo vehicle and vehicle sales, smart USA promotes and advertises the smart fortwo through press releases, advertising, and principally through local campaigns and events such as sponsored “ride and drive” events. Increasingly, smart USA has used the Internet and other digital media to showcase and generate interest in the smart fortwo. In 2009, smart USA sponsored the “smart USA Advance Program” which gave dealers the ability to benefit from early adoption of the “cash for clunkers” governmental incentive, and has recently promoted several leasing incentives to facilitate customer acquisition of the smart fortwo.
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
Many of these agreements also grant the manufacturer a security interest in the vehicles and/or parts sold by the manufacturer to the dealership, as well as other dealership assets, and permit the manufacturer to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit required information to the manufacturer on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. In the U.S., these termination rights are subject to applicable state franchise laws that limit a manufacturer’s right to terminate a franchise. In the U.K., we operate without such local franchise law protection (see “Regulation” below).
Our agreements with manufacturers usually give the manufacturers the right, in some circumstances (including upon a merger, sale, or change of control of the company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships that sell the manufacturers’ brands. For example, our agreement with General Motors provides that, upon a proposed sale of 20% or more of our voting stock to any other person or entity (other than for passive investment) or another manufacturer, an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire all assets, properties and business of any General Motors dealership owned by us for fair value. In addition, General Motors has a right of first refusal if we propose to sell any of our General Motors dealerships to a third party. Some of our agreements with other major manufacturers contain provisions similar to the General Motors provisions. Some of the agreements also prohibit us from pledging, or impose significant limitations on our ability to pledge, the capital stock of some of our subsidiaries to lenders.
We are also party to a distributor agreement with smart GmbH, pursuant to which we are the exclusive distributor of the smart fortwo in the U.S. and Puerto Rico. The agreement governs all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements. The agreement expires on December 31, 2021, subject to early termination by either party subject to various conditions set forth in the agreement, including the right by smart GmbH to cancel the agreement in the event it elects to discontinue production or distribution of the fortwo or a successor model in the U.S. market, or in the event the Chairman (Mr. Penske) or President of smart USA is not participating in the smart distribution business (for any reason) and a replacement satisfactory to smart GmbH is not appointed within a reasonable period of time. The parties have agreed to the apportionment of various potential payments in connection with the termination of the smart distributorship (including obligations to smart dealers to repurchase vehicles and related expenses as outlined by our dealer agreement and state franchise laws — see “Regulation”) in the U.S. as outlined in the agreement.

Competition
For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas. We do not have any cost advantage in purchasing new vehicles from manufacturers, and typically we rely on our premium facilities, advertising and merchandising, management experience, sales expertise, service reputation and the location of our dealerships to compete for the sale of new vehicles. Each of our markets may include a number of well-capitalized competitors that also have extensive automobile dealership managerial experience and strong retail locations and facilities. In addition, we compete against dealerships owned by automotive manufacturers in some retail markets.
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
The automotive retail industry is currently served by franchised automotive dealerships, independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. Several other companies have established national or regional automotive retail chains. Additionally, vehicle manufacturers have historically engaged in the retail sale and service of vehicles, either independently or in conjunction with their franchised dealerships, and may do so on an expanded basis in the future, subject to various state laws that restrict or prohibit manufacturer ownership of dealerships.
We believe that a growing number of consumers are utilizing the Internet and other digital media, to differing degrees, in connection with the purchase of vehicles. Accordingly, we may face increased pressure from on-line automotive websites, including those developed by automobile manufacturers and other dealership groups. Consumers use the Internet and other digital media to compare prices for vehicles and related services, which may result in reduced margins for new vehicles, used vehicles and related services.
With respect to distribution of the smart fortwo, smart USA competes with all other manufacturers and distributors of vehicles sold in the U.S., and in particular those in the small compact and sub-compact segment. While this segment has historically represented a small portion of the total U.S. market, we expect increasing sales in the small vehicle segment in light of volatile gas prices and increasingly competitive offerings by other manufacturers in this segment (which may also affect smart fortwo’s current market share of this segment).

Employees and Labor Relations
As of December 31, 2009, we employed approximately 13,950 people, approximately 500 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.
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
In the U.S., we benefit from the protection of numerous state dealer laws that generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. With respect to our smart distributorship, these franchise laws generally require that in the event of termination of a smart franchise, we are required to repurchase certain unsold inventories and provide other forms of termination assistance to the smart dealers.
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
An expanding trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially as a result of legislation passed in 2007. Furthermore, in response to recent studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered at state and federal levels. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels in the U.S. could adversely affect demand for the vehicles that we sell.
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
Insurance
The automotive retail industry is subject to substantial risk of loss due to the significant concentration of property values at dealership locations, including vehicles and parts. In addition, we are exposed to other potential liabilities arising out of our operations, including claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. As a result, we require significant levels of insurance covering a broad variety of risks.
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
We, Penske Corporation, which is our largest stockholder, and certain affiliates have entered into a joint insurance agreement which provides that, with respect to any joint insurance (currently only our joint crime insurance policy), available coverage with respect to a loss shall be paid to each party per occurrence as stipulated in the policies. In the event of losses by us and Penske Corporation that exceed the limit of liability for any policy or policy period, the total policy proceeds will be allocated based on the ratio of premiums paid. For information regarding our relationship with Penske Corporation, see Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Party Transactions.”

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
Available Information
For selected financial information concerning our various operating and geographic segments, see Note 17 to our consolidated financial statements included in Item 8 of this report. Our Internet website address is www.penskeautomotive.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You may also obtain a printed copy of the foregoing materials by sending a written request to: Investor Relations, Penske Automotive Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302 or by calling toll-free 1-866-715-528. The information on or linked to our website is not part of this document. We plan to disclose waivers, if any, for our executive officers or directors from our code of business ethics on our website. We are incorporated in the state of Delaware and began dealership operations in October 1992.

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
RISK RELATING TO OUR BUSINESS
Our business is susceptible to adverse economic conditions, including changes in customer demand, changes in consumer confidence, changes in fuel prices and reduced credit availability.
We believe that the automotive retail industry is influenced by general economic conditions, consumer confidence, personal discretionary spending, interest rates, fuel prices, credit availability and unemployment rates. The worldwide automotive industry experienced significant operational and financial difficulties in 2008 and 2009. The turbulence in worldwide credit markets and resulting decrease in the availability of financing and leasing alternatives for consumers hampered our sales efforts. Continued or further restricted credit availability could materially adversely affect our operations as many of our retail sales customers purchase vehicles using credit. In 2008, volatility in fuel prices impacted consumer preferences and caused dramatic swings in consumer demand for various vehicle models, which led to supply and demand imbalances. Since September 2008, there has been reduced consumer confidence and spending in the markets in which we operate, which we believe has resulted in reduced customer traffic in our dealerships. We believe continued adverse economic conditions will negatively affect our business.

Historically, unit sales of motor vehicles, particularly new vehicles, have been cyclical, fluctuating with general economic cycles. During periods of economic downturn, such as the latter half of 2008 and 2009, new vehicle retail sales tend to experience periods of decline characterized by oversupply and weak demand. The automotive retail industry may experience sustained periods of decline in vehicle sales in the future, which could materially adversely affect our results of operations, financial condition or cash flows.
RISKS RELATING TO AUTOMOTIVE MANUFACTURERS
Automotive manufacturers exercise significant control over our operations and we depend on them in order to operate our business.
Each of our dealerships operates under franchise agreements with automotive manufacturers or related distributors. We are dependent on these parties because, without a franchise agreement, we cannot operate a new vehicle franchise or perform manufacturer authorized warranty service. Manufacturers exercise a great degree of control over the operations of our dealerships. For example, manufacturers can require our dealerships to meet specified standards of appearance, require individual dealerships to meet specified financial criteria such as the maintenance of a minimum of net working capital and a minimum net worth, impose minimum customer service and satisfaction standards, restrict the use of manufacturers’ names and trademarks and consent to the replacement of the dealership principal.
Our franchise agreements may be terminated or not renewed by automotive manufacturers for a variety of reasons, including unapproved changes of ownership or management and other material breaches of the franchise agreements. We have, from time to time, not been compliant with various provisions of some of our franchise agreements. Our operations in the U.K. operate without local franchise law protection, and we are aware of efforts by certain manufacturers not to renew their franchise agreements with certain other retailers in the U.K. Although we believe that we will be able to renew all of our existing franchise agreements at expiration, if any of our significant existing franchise agreements or a large number of franchise agreements are not renewed or the terms of any such renewal are materially unfavorable to us, our results of operations, financial condition or cash flows could be materially adversely affected. In addition, actions taken by manufacturers to exploit their bargaining position in negotiating the terms of renewals of franchise agreements could also materially adversely affect our results of operations, financial condition or cash flows.
While U.S. franchise laws give us limited protection in selling a manufacturer’s product within a given geographic area, our franchise agreements do not give us the exclusive right to sell vehicles within a given area. In Europe, rules limit automotive manufacturers “block exemption” to certain anti-competitive rules in regards to establishing and maintaining a retail network. As a result, authorized retailers are able, subject to manufacturer facility requirements, to relocate or add additional facilities throughout the European Union, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on transfers of dealerships between existing franchisees within the European Union. Changes to these rules adverse to us could materially adversely affect our results of operations, financial condition or cash flows.
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
Our success depends on the overall success of the line of vehicles that each of our dealerships sells. As a result, our success depends to a great extent on the automotive manufacturers’ financial condition, marketing, vehicle design, production and distribution capabilities, reputation, management and labor relations. In 2009, BMW/MINI, Toyota/Lexus brands, Honda/Acura, Daimler and Audi brands accounted for 21%, 19%, 14%, 10% and 10%, respectively, of our total revenues. A significant decline in the sale of new vehicles manufactured by these manufacturers, or the loss or deterioration of our relationships with one or more of these manufacturers, could materially adversely affect our results of operations, financial condition or cash flows. No other manufacturer accounted for more than 10% of our total revenues for 2009.

Events such as labor strikes that may adversely affect a manufacturer may also materially adversely affect us, especially if these events were to interrupt the supply of vehicles or parts to us. Similarly, the delivery of vehicles from manufacturers at a time later than scheduled, which may occur during periods of new product introductions, could lead to reduced sales during those periods. In addition, any event that causes adverse publicity involving one or more automotive manufacturers or their vehicles may materially adversely affect our results of operations, financial condition or cash flows. For example, in January 2010, Toyota temporarily suspended the production of eight of its vehicle models, and expanded its previous recall for certain existing vehicles, due to reports of unintended vehicle acceleration, and subsequently issued a recall of its Prius model due to brake issues. While we expect that these actions will adversely impact our Toyota new and used unit sales for some period, the long-term impact of lower revenue due to any diminution to Toyota’s reputation, or consumers confidence in or preference for Toyota’s vehicles, taken together with any potential increase in revenue from repair activities related to the Toyota recall, is difficult to predict.
Further restructuring of one of the U.S. based automotive manufacturers or a significant supplier may adversely affect our operations, as well as the U.S. automotive sector as a whole.
U.S. based automotive manufacturers have been experiencing decreasing U.S. market share in recent years. Beginning in 2008, these manufacturers also experienced significant operational and financial distress, due in part to shrinking market share in the U.S. and the recent limitation in worldwide credit capacity. In 2008 and early 2009, certain of these manufacturers filed for bankruptcy protection. While we have limited exposure to these manufacturers in terms of the percentage of our overall revenue, further restructuring efforts by any one of them or restructuring efforts at any of the other manufacturers we represent would likely lead to significant disruption to our dealerships that represent them, including, but not limited to, a loss of availability of new vehicle inventory, reduced consumer demand for vehicle inventory, the loss of funding for existing or future inventory, non-payment of receivables due from that manufacturer, and/or the cancellation of our franchise agreement without cancellation of our underlying lease and other obligations. Such restructuring of one of these manufacturers could also impact other automotive manufacturers and suppliers. We cannot reasonably predict the impact to the automotive retail environment of any such disruption, but believe it would be significant and adverse to the industry as a whole. Any restructuring of a significant automotive supplier, due to limited liquidity or credit availability or otherwise may have similar consequences.
Our failure to meet manufacturers’ consumer satisfaction requirements may adversely affect us.
Many manufacturers track customers’ satisfaction with their sales and warranty service experiences through measures that are generally known as customer satisfaction indices, or CSI. Manufacturers sometimes use a dealership’s CSI scores as a factor in evaluating applications for additional dealership acquisitions. Certain of our dealerships have not met their manufacturers’ CSI standards, and we may be unable to meet these standards in the future. A manufacturer may refuse to consent to a franchise acquisition by us if our dealerships do not meet their CSI standards. This could materially adversely affect our acquisition strategy. In addition, because we receive incentive payments from the manufacturers based in part on CSI scores, future payments could be materially reduced or eliminated if our CSI scores decline.
Automotive manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs.
A number of manufacturers impose restrictions on the sale and transfer of our common stock. The most prohibitive restrictions provide that, under specified circumstances, we may be forced to sell or surrender franchises if a competing automotive manufacturer acquires a 5% or greater ownership interest in us or if an individual or entity that has a criminal record in connection with business dealings with any automotive manufacturer, distributor or dealer or who has been convicted of a felony acquires a 5% or greater ownership interest in us. Further, certain manufacturers have the right to approve the acquisition by a third party of 20% or more of our common stock, and a number of manufacturers continue to prohibit changes in ownership that may affect control of our company.
Actions by our stockholders or prospective stockholders that would violate any of the above restrictions are generally outside our control. If we are unable to obtain a waiver or relief from these restrictions, we may be forced to terminate or sell one or more franchises, which could materially adversely affect our results of operations, financial condition or cash flows. These restrictions also may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. These restrictions also may impede our ability to raise required capital or our ability to acquire dealership groups using our common stock.

RISKS RELATING TO OUR ACQUISITION STRATEGY
Growth in our revenues and earnings depends on our ability to acquire and successfully operate new dealerships.
We expect to acquire new dealerships, however, we cannot guarantee that we will be able to identify and acquire additional dealerships in the future. Moreover, acquisitions involve a number of risks, including:
•	integrating the operations and personnel of the acquired dealerships;

•	operating in new markets with which we may not be familiar;

•	incurring unforeseen liabilities at acquired dealerships;

•	disruption to our existing business;

•	failure to retain key personnel of the acquired dealerships; and

•	impairment of relationships with employees, manufacturers and customers.
In addition, integrating acquired dealerships into our existing mix of dealerships may result in substantial costs, diversion of our management resources or other operational or financial problems. Unforeseen expenses, difficulties and delays that may be encountered in connection with the integration of acquired entities and the rapid expansion of operations could inhibit our growth, result in our failure to achieve acquisition synergies or require us to focus resources on integration rather than other more profitable areas. Acquired entities may subject us to unforeseen liabilities that we did not detect prior to completing the acquisition, or liabilities that turn out to be greater than those we had expected. These liabilities may include liabilities that arise from non-compliance with environmental laws by prior owners for which we, as a successor owner, may be responsible.
We may also be unable to identify attractive acquisition candidates, or unable to complete acquisitions on acceptable terms on a timely basis. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, the negotiation of acceptable terms, our financial capabilities, the availability of skilled employees to manage the acquired companies and general economic and business conditions. Further, we may need to borrow funds to complete future acquisitions, which funds may not be available. Furthermore, we have sold and may in the future sell dealerships based on numerous factors, which may impact our future revenues and earnings, particularly if we do not make acquisitions to replace such revenues and earnings.
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
Some manufacturers limit the total number of their dealerships that we may own in a particular geographic area and, in some cases, limit the total number of their vehicles that we may sell as a percentage of that manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. To date, we have reached the limit of the number of Lexus dealerships we may own in the U.S., and we have reached certain geographical limitations with certain manufacturers in the U.S., such that without negotiated modifications to our agreements with those manufacturers we would not be able to acquire additional franchises of those brands in certain markets. If additional manufacturers impose or expand these types of restrictions, our acquisition strategy, results of operations, financial condition or cash flows could be materially adversely affected.

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
In addition, customers are using the Internet and other digital media to compare pricing for cars and related finance and insurance services, which may reduce our profit margins on those lines of business. Some websites offer vehicles for sale over the Internet without being a franchised dealer, although they must currently source their vehicles from a franchised dealer. If new vehicle sales made over the Internet are allowed to be conducted without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected. We could also be materially adversely affected to the extent that Internet companies acquire dealerships or ally themselves with our competitors’ dealerships.
The success of our distribution of the smart fortwo is directly impacted by availability and consumer demand for this vehicle.
We are the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The profitability of this business depends upon the number of vehicles we distribute, which in turn is impacted by consumer demand for this vehicle. We distributed 27,052 smart fortwo vehicles in 2008 and 13,772 vehicles in 2009. We believe demand for the smart fortwo is subject to the same general economic conditions, consumer confidence, personal discretionary spending, interest rates and credit availability that impact the retail automotive industry generally. Because the smart fortwo is a vehicle with high fuel economy, future demand may be more responsive to changes in fuel prices than other vehicles. In the event sales of the smart fortwo are less than we expect, our related results of operations and cash flows may be materially adversely affected.
We are subject to purchase commitments pursuant to the smart distribution agreement, which requires us to purchase a number of vehicles to be negotiated on an ongoing basis. In addition, we are potentially subject to a purchase commitment with respect to unsold inventories and other items pursuant to the smart franchise agreement and state franchise laws in the event of franchise terminations. To the extent we are required to purchase vehicles that we are unable to distribute to franchised dealers, or repurchase vehicles from dealerships that we are unable to distribute to other franchised dealers, our results of operations, financial condition or cash flows may be adversely affected.
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
We have a substantial amount of indebtedness. As of December 31, 2009, we had approximately $1.2 billion of floor plan notes payable outstanding and $946.4 million of total non-floor plan debt outstanding, including $289.3 million of senior subordinated convertible notes, net of debt discount, currently expected to be redeemed in April 2011 or otherwise refinanced on or prior thereto. As of December 31, 2009, $149.0 million of term loans, $1.3 million of letters of credit and no revolving borrowings were outstanding under our U.S. credit agreement and outstanding loans under our U.K. credit agreement amounted to £55.0 million ($89.0 million), including £10.6 million ($17.1 million) under the term loan. As of December 31, 2009, we had the ability to draw on up to $355.9 million of unutilized debt capacity under our credit facilities.
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our dealerships properties and other facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at our election. Our total rent obligations under those leases, including extension periods we may exercise at our discretion and assuming constant consumer price indices, is currently estimated to be approximately $4.8 billion.
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

If we are unable to refinance or repay our 3.5% senior subordinated convertible notes in April 2011, our overall liquidity position may be materially adversely affected.
In January 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $262.2 million is currently outstanding ($306.3 million on December 31, 2009). Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on April 1, 2011, at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. We currently expect to redeem the Convertible Notes in April 2011 or otherwise refinance the notes on or prior thereto. If our business does not generate sufficient cash flow from operations or future sufficient borrowings are not available to us, we may not be able to refinance or repay the Convertible Notes. In that event, we may have to delay or cancel acquisitions, sell equity securities, sell assets or restructure or refinance the Convertible Notes and our other indebtedness. If these efforts are not successful, our results of operations, financial condition and cash flows may be materially adversely impacted, including by resulting in cross-defaults of substantially all of our other indebtedness.
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
We require substantial capital in order to acquire and renovate automotive dealerships. This capital has historically been raised through public or private financing, including through the issuance of debt or equity securities, sale-leaseback transactions and other sources. Availability under our credit agreements may be limited by the covenants and conditions of those facilities and we may not be able to raise additional funds. If we raise additional funds by issuing equity securities, dilution to then existing stockholders may result. If adequate funds are not available, we may be required to significantly curtail our acquisition and renovation programs, which could materially and adversely affect our growth strategy.
Our failure to comply with our debt and operating lease covenants could have a material adverse effect on our business, financial condition or results of operations.
Our U.S. credit agreement, U.K. credit agreement, and certain operating leases contain financial and operating covenants. A breach of any of these covenants could result in a default under the applicable agreement. If a default were to occur, we would likely seek a waiver of that default, attempt to reset the covenant, or refinance the instrument and accompanying obligations. If we were unable to obtain this relief, the default could result in the acceleration of that debt or lease obligation. In addition, these agreements, as well as the indentures that govern our 7.75% notes and our 3.5% convertible notes, contain cross-default provisions such that a default under one agreement could result in a default under all of our significant financing and operating agreements. If a default and/or cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Any of these events, if they occur, could materially adversely affect our results of operations, financial condition, and cash flows.
We depend on the performance of sublessees to offset costs related to certain of our lease agreements and if the sublessees do not perform as expected, we could experience a material adverse effect on our business, financial condition or results of operations.
Since 1999, we have sold a number of dealerships to third parties. As a condition to the sale, we have at times remained liable for the lease payments relating to the properties on which those franchises operate. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. The aggregate rent paid by the tenants on those properties in 2009 was approximately $11.7 million and, in aggregate, we guarantee or are otherwise liable for approximately $202.5 million of lease payments, including lease payments during available renewal periods. We rely on the subtenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform as expected (due to their financial condition or other factors such as the market performance of the underlying vehicle manufacturer), we may not be able to recover amounts owed to us. In either event, we could be required to fulfill these obligations, which could materially adversely affect our results of operations, financial condition and cash flows.

Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
The potential for sales of substantial amounts of our common stock in the public market may have a material adverse effect on our stock price. The majority of our outstanding shares are held by two shareholders, each of whom has registration rights that could result in a substantial number of shares being sold in the market. In addition to outstanding shares eligible for sale, 290,668 shares of our common stock are issuable under currently outstanding stock options granted to employees of the Company. An additional 2,088,646 shares of common stock are reserved for issuance to employees under equity incentive plans. In addition, we have reserved 15,826,124 shares for issuance under our 3.5% senior subordinated convertible notes due 2026, which, if issued, would result in substantial dilution to common shareholders and could adversely effect our stock price. Finally, we have a significant amount of authorized but unissued shares that, if issued, could materially adversely effect our stock price. We cannot determine the impact on the market price of our common stock of these shares which are eligible for sale in the market.
Property loss, business interruptions or other liabilities at some of our dealerships could impact our results of operations.
The automotive retail business is subject to substantial risk of loss due to the significant concentration of property values at dealership locations, including vehicles and parts. We have historically experienced business interruptions at several of our dealerships due to adverse weather conditions or other extraordinary events, such as wild fires in California or hurricanes in Florida. Other potential liabilities arising out of our operations involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. To the extent we experience future similar events, our results of operations, financial condition or cash flows may be materially adversely impacted.
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
We believe that our success depends to a significant extent upon the efforts and abilities of our executive management and key employees, including, in particular, Roger S. Penske, our Chairman and Chief Executive Officer. In addition, certain of our agreements provide the counterparty with certain rights in the event Mr. Penske no longer participates in our business. For example, the general distribution agreement pursuant to which we distribute the smart fortwo provides smart GmbH the right to terminate in the event Mr. Penske is not participating in the smart distribution business (for any reason) and a replacement satisfactory to smart GmbH is not appointed within a reasonable period of time. Additionally, our business is dependent upon our ability to continue to attract and retain qualified personnel, including retaining dealership management in connection with acquisitions.
We generally have not entered into employment agreements with our key personnel. The loss of the services of one or more members of our senior management team, including, in particular, Roger S. Penske, could have a material adverse effect on us. We do not have key man insurance for any of our executive officers or key personnel. The loss of any of our key employees or the failure to attract qualified managers could have a material adverse effect on our business.
We are subject to substantial regulation, claims and legal proceedings, any of which could adversely affect our profitability.
A number of regulations affect marketing, selling, financing, distributing and servicing automobiles. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Our foreign operations are subject to similar regulations in their respective jurisdictions.
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales and have increased scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. In the event of regulation restricting our ability to generate revenue from arranging financing for our customers, we could be adversely affected. We could also be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

We are involved in legal proceedings in the ordinary course of business including litigation with customers regarding our products and services, and expect to continue to be subject to claims related to our existing business and any new business. A significant judgment against us or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects.
If state franchise laws in the U.S. are repealed or weakened, our dealership franchise agreements will be more susceptible to termination, non-renewal or renegotiation.
State dealer laws in the U.S. generally provide that an automotive manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state franchise laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If franchise laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without advance notice, an opportunity to cure, or a showing of good cause. Without the protection of state franchise laws, it may also be more difficult for our U.S. dealerships to renew their franchise agreements upon expiration, which could materially adversely affect our results of operations, financial condition or cash flows. Jurisdictions outside the U.S. generally do not have these laws and, as a result, operate without these protections.
Our dealerships are subject to environmental regulations that may result in claims and liabilities which could be material.
We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of storage tanks and the use, storage and disposal of hazardous substances. Our dealerships and service, parts and body shop operations in particular use, store and contract for recycling or disposal of hazardous materials. Any non-compliance with these regulations could result in significant fines, penalties and remediation costs which could adversely affect our results of operations, financial condition or cash flows.
In the U.S., we may also have liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under federal and state statutes. In that case, regulations may make us responsible for liability relating to the investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. In connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with dispositions of businesses, or dispositions previously made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material.
An expanding trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations and financial condition. Vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially over the next several years. Furthermore, in response to recent studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation to restrict greenhouse gas emissions is being considered at the state and federal level to reduce emissions of greenhouse gases. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for some of the vehicles that we sell. Environmental laws and regulations are complex and subject to change. Compliance with any new or more stringent laws or regulations, stricter interpretations of existing laws, or the future discovery of environmental conditions could require additional expenditures by us which could materially adversely affect our results of operations, financial condition or cash flows.
Our principal stockholders have substantial influence over us and may make decisions with which you disagree.
Penske Corporation through various affiliates beneficially owns 34% of our outstanding common stock. In addition, Penske Corporation and its affiliates have entered into a stockholders agreement with our second largest stockholder, Mitsui & Co., Ltd. and one of its affiliates, pursuant to which they have agreed to vote together as to the election of our directors. Collectively, these two groups beneficially own 51% of our outstanding stock. As a result, these persons have the ability to control the composition of our Board of Directors and therefore they may be able to control the direction of our affairs and business. This concentration of ownership, as well as various provisions contained in our agreements with manufacturers, our certificate of incorporation and bylaws and the Delaware General Corporation Law, could have the affect of discouraging, delaying or preventing a change in control of us or unsolicited acquisition proposals. These provisions include the stock ownership limits imposed by various manufacturers and our ability to issue “blank check” preferred stock and the “interested stockholder” provisions of Section 203 of the Delaware General Corporation Law.

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.
Some of our executive officers also hold executive positions at other companies affiliated with our largest stockholder. Roger S. Penske, our Chairman and Chief Executive Officer, is also Chairman and Chief Executive Officer of Penske Corporation, a diversified transportation services company. Robert H. Kurnick, Jr., our President and a director, is also President of Penske Corporation and Hiroshi Ishikawa, our Executive Vice President — International Business Development and a director, serves in a similar capacity for Penske Corporation. Much of the compensation of these officers is paid by Penske Corporation and not by us, and while these officers have historically devoted a substantial amount of their time to our matters, these officers are not required to spend any specific amount of time on our matters. Furthermore, one of our directors, Richard J. Peters serves as a director of Penske Corporation. In addition, Penske Corporation owns Penske Motor Group, a privately held automotive dealership company with operations in southern California. Periodically, we have purchased or sold real property and improvements to Automotive Group Reality, a wholly-owned subsidiary of Penske Corporation, which in some cases we have then leased. Due to their relationships with these related entities, Messrs. Ishikawa, Kurnick, Penske, and Peters may have a conflict of interest in making any decision related to transactions between their related entities and us, or with respect to allocations of corporate opportunities.
Penske Corporation has pledged its shares of common stock to secure a loan facility.
Penske Corporation and certain of its affiliates have pledged all of their shares of our common stock as collateral to secure a loan facility. If a default under the loan facility were to occur, Penske Corporation would likely seek a waiver of that default, attempt to reset any covenant breached, or refinance the instrument and accompanying obligations. If it were unable to obtain this relief, under certain circumstances, the lenders under these loans could elect to foreclose on these shares. The market price of our common stock could materially decline if the lenders were to sell the pledged shares in the open market. In addition, a foreclosure on the shares by the lenders could materially affect Penske Corporation’s voting rights relating to our Company and our relationships with the automotive manufacturers we represent. See “—Automotive manufacturers impose limits on our ability to issue additional equity and on the ownership of our common stock by third parties, which may hamper our ability to meet our financing needs.” A substantial decrease in Penske Corporation’s ownership of our Company could also lead to a default under or termination of existing or future agreements of ours. For example, the trademark agreement pursuant to which we license the “Penske” name could be terminated 24 months after the date that Penske Corporation and certain of its affiliates no longer own at least 20% of our voting stock.
Our operations outside the U.S. are subject to foreign currency risk and other risks associated with operating in foreign jurisdictions.
In recent years, between 30% and 40% of our revenues have been generated outside the U.S., predominately in the U.K. As a result, we are exposed to the risks involved in foreign operations, including:
•	changes in foreign currency rates;

•	changes in international tax laws and treaties, including increases of withholding and other taxes on remittances and other payments by subsidiaries;

•	tariffs, trade barriers, and restrictions on the transfer of funds between nations;

•	changes in international governmental regulations;

•	the impact of local economic and political conditions; and

•	the impact of European Commission regulation and the relationship between the U.K. and continental Europe.
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
Because a significant portion of our new vehicle business involves the sale of vehicles, vehicle parts or vehicles composed of parts that are manufactured outside the region in which they are sold, our operations are subject to customary risks associated with imported merchandise, including fluctuations in the relative value of currencies, import duties, exchange controls, differing tax structures, trade restrictions, transportation costs, work stoppages, and general political and economic conditions in foreign countries. Any of those fluctuations could materially affect our operations and our ability to purchase imported vehicles and parts at competitive prices as compared to products manufactured in the U.S., which could materially adversely affect our business.

Our investments in joint ventures subject us to additional business risks, including the potential for future impairment charges if the joint ventures do not perform as expected.
We have invested in a variety of joint ventures, including retail automotive operations in Germany and a 9.0% limited partnership interest in Penske Truck Leasing (“PTL”). The net book value of our retail automotive joint venture investments, including PTL, was $281.4 million, as of December 31, 2009. We expect to receive future operating distributions from our joint venture investments and to realize U.S tax savings as a result of the investment in PTL. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial or regulatory requirements, changes in the financial health of the joint venture customers, labor strikes or work stoppages, lower asset utilization rates or industry competition negatively impact the results of the joint venture operations. In addition, if any of the businesses do not perform as expected, we may recognize an impairment charge which could be material and which could adversely affect our financial results for the periods in which any charge occurs.
We may write down the value of our goodwill or franchises which could have a material adverse impact on our results of operations and stockholders’ equity.
We have an aggregate of $1.0 billion of goodwill and franchise value on our consolidated balance sheet as of December 31, 2009. These intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. In the fourth quarter of 2008, we recorded a $606.3 million pre-tax goodwill impairment charge and a $37.1 million pre-tax franchise value impairment charge. If the growth assumptions embodied in our impairment tests prove inaccurate, we may incur incremental impairment charges. In particular, a decline of 20% or more in the estimated fair market value of our U.K. reporting unit would likely yield a significant write down of the goodwill attributable to our U.K. reporting unit. The net book value of the goodwill attributable to the U.K. reporting unit as of December 31, 2009 is approximately $339.5 million, a substantial portion of which would likely be written off if step one of the impairment test indicates impairment. If we experienced such a decline in our other reporting units, we would not expect to incur significant goodwill impairment charges. However, a 10% reduction in the estimated fair value of our franchises would result in franchise value impairment charges of approximately $5.7 million. Any such impairment charges could materially adversely affect our shareholders’ equity and other results of operations.

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at our election. We lease office space in Bloomfield Hills, Michigan, Leicester, England and Stuttgart, Germany for our administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

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
No matter was submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 1, 2010, there were approximately 236 holders of record of our common stock. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange Composite Tape for each quarter of 2009 and 2008, as well as the per share dividends paid in each quarter.

	High	Low	Dividend
2008:
First Quarter	$20.56	$13.57	$0.09
Second Quarter	22.51	14.67	0.09
Third Quarter	23.58	10.51	0.09
Fourth Quarter	11.54	5.04	0.09
2009:
First Quarter	$10.34	$4.82	$—
Second Quarter	18.86	8.88	—
Third Quarter	21.40	14.33	—
Fourth Quarter	19.15	14.21	—
Dividends. We paid dividends of nine cents per share on March 3, 2008, June 2, 2008, September 1, 2008 and December 1, 2008. In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then existing indebtedness and other factors considered relevant by the Board of Directors. The indenture governing our 7.75% senior subordinated notes contains, and any future indenture that governs any notes which may be issued by us may contain, certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. Also, pursuant to the automobile franchise agreements to which our dealerships are subject, our dealerships are generally required to maintain a certain amount of working capital, which could limit our subsidiaries’ ability to pay us dividends.

SHARE INVESTMENT PERFORMANCE
The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2004 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors Inc. and Sonic Automotive Inc. The graph assumes the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
Penske Automotive Group, Inc.	100.00	130.91	163.36	122.71	55.53	109.76
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	110.41	121.64	80.77	40.17	84.23

Item 6.	Selected Financial Data
The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2009, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting, pursuant to which our financial statements include the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold certain dealerships which have been treated as discontinued operations in accordance with general accounting principles. Certain income statement and balance sheet amounts presented in the table below reflect the January 1, 2009 retrospective adoption of general accounting principles relating to debt with cash conversion options and earnings per share to all periods presented. The presentation and disclosure provisions of general accounting principles relating to non-controlling interests adopted on January 1, 2009 have also been applied retrospectively to all periods presented herein. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2009(1)	2008(2)	2007(3)	2006	2005(4)
	(In millions, except per share data)

Consolidated Statement of Operations Data:
Total revenues	$9,523.1	$11,637.1	$12,781.7	$10,938.0	$9,370.6
Gross profit	$1,582.3	$1,790.2	$1,896.5	$1,656.5	$1,426.2
Income (loss) from continuing operations attributable to Penske Automotive Group common stockholders (5)	$83.6	$(412.6)	$119.2	$124.3	$116.7
Net income (loss) attributable to Penske Automotive Group common stockholders	$76.5	$(420.0)	$120.3	$118.3	$119.0
Diluted earnings (loss) per share from continuing operations attributable to Penske Automotive Group common stockholders	$0.91	$(4.39)	$1.25	$1.31	$1.24
Diluted earnings (loss) per share attributable to Penske Automotive Group common stockholders	$0.83	$(4.47)	$1.27	$1.25	$1.26
Shares used in computing diluted share data	91.7	94.0	95.0	94.6	94.2
Balance Sheet Data:
Total assets	$3,796.0	$3,962.1	$4,667.1	$4,467.9	$3,594.2
Total floor plan notes payable	$1,196.2	$1,469.4	$1,524.7	$1,147.5	$1,065.0
Total debt (excluding floor plan notes payable)	$946.4	$1,063.4	$794.8	$1,119.3	$580.2
Total equity attributable to Penske Automotive Group common stockholders	$942.5	$804.8	$1,450.7	$1,332.3	$1,145.7
Cash dividends per share	$—	$0.36	$0.30	$0.27	$0.23

(1)
Includes a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes and charges of $5.2 million ($3.4 million after-tax), or $0.04 per share, relating to costs associated with the termination of the acquisition of the Saturn brand, our election to close three franchises in the U.S. and charges relating to our interest rate hedges of variable rate floor plan notes payable as a result of decreases in our vehicle inventories, and resulting decreases in outstanding floor plan notes payable, below hedged levels.

(2)
Includes charges of $661.9 million ($505.2 million after-tax), or $5.37 per share, including $643.5 million ($493.2 million after-tax), or $5.25 per share, relating to goodwill and franchise asset impairments, as well as, an additional $18.4 million ($12.0 million after-tax), or $0.13 per share, of dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike.

(3)
Includes charges of $18.6 million ($12.3 million after-tax), or $0.13 per share, relating to the redemption of the $300.0 million aggregate amount of 9.625% Senior Subordinated Notes and $6.3 million ($4.5 million after-tax), or $0.05 per share, relating to impairment charges.

(4)
Includes $8.2 million ($5.2 million after-tax), or $0.06 per share, of earnings attributable to the sale of all the remaining variable profits relating to the pool of extended service contracts sold at our dealerships from 2001 through 2005.

(5)
Excludes income from continuing operations attributable to non-controlling interests of $0.5 million, $1.1 million, $2.0 million, $2.2 million and $1.8 million in 2009, 2008, 2007, 2006 and 2005, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” and “Forward Looking Statements.” We have acquired and initiated a number of businesses since inception. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through December 31, 2009.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of December 31, 2009, we owned and operated 158 franchises in the U.S. and 148 franchises outside of the U.S., primarily in the U.K. We offer a full range of vehicle brands with 95% of our total retail revenue in 2009 generated from brands of non-U.S. based manufacturers, and 65% generated from premium brands, such as Audi, BMW, Cadillac and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 63% of our total revenues in 2009 generated by operations in the U.S. and Puerto Rico and 37% generated from our operations outside the U.S. (predominately in the U.K.).
We are also, through smart USA Distributor, LLC, a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves more than 40 miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. As of December 31, 2009, smart USA has certified a network of more than 75 smart dealerships, nine of which are owned and operated by us. The smart fortwo offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe and BRABUS cabriolet, with base prices ranging from $11,990 to $20,990. smart USA wholesaled 27,052 smart fortwo vehicles in 2008 and 13,772 smart fortwo vehicles in 2009.
In June 2008, we acquired a 9% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GE Capital.
Outlook
During 2009, there has been continued weakness in consumer confidence and spending in the markets in which we operate, which we believe has resulted in reduced customer traffic in our dealerships. While we have experienced increased vehicle sales and customer traffic in recent quarters, we expect our business to remain significantly impacted by difficult economic conditions in 2010.
Operating Overview
New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, fees for facilitating the sale of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, the sale of replacement parts and the sale of aftermarket accessories. During 2009, the challenging operating environment contributed to a year over year decline in same store new and used vehicle unit sales and finance and insurance revenues. Our same store service and parts business also experienced a decline during the year, although less so than vehicle sales. We expect a continuation of this difficult operating environment in 2010.
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

Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities, and other outside services. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends. Our selling, general and administrative expenses for compensation and advertising have decreased in 2009, due in part to lower vehicle sales volumes, coupled with cost savings in compensation and advertising. Our rent expense is expected to grow as a result of cost of living indexes outlined in our lease agreements; however, a portion of the rent increase has been offset by concessions granted by certain landlords in recognition of current market conditions.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is typically based on benchmark lending rates, which are based in large part upon national inter-bank lending rates set by local governments. During the latter part of 2008, such benchmark rates were significantly reduced due to government actions designed to spur liquidity and bank lending activities. As a result, our cost of capital on variable rate indebtedness has declined during the year ended December 31, 2009; however, the significance of this decrease is limited somewhat by increases in rate spreads being charged by our vehicle finance partners.
Equity in earnings of affiliates represents our share of the earnings relating to investments in joint ventures and other non-consolidated investments, including PTL. It is our expectation that the difficult operating conditions outlined above will similarly impact these businesses in 2010.
The future success of our business will likely be dependent on, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealerships, the success of our distribution of the smart fortwo, and the return realized from our investments in various joint ventures and other non-consolidated investments. See Item 1A — “Risk Factors” and “Forward Looking Statements.”
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursement of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the years ended December 31, 2009, 2008 and 2007, we earned $319.8 million, $323.9 million and $343.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $314.1 million, $316.4 million and $337.3 million was recorded as a reduction of cost of sales.

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
Impairment Testing
Franchise value impairment is assessed as of October 1 every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized up to that excess. The fair value of franchise value is determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, and our cost of capital. We also evaluate our franchise agreements in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise agreements have an indefinite life.
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment, which are organized by geography, are components that are aggregated into five reporting units as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Accordingly, our operating segments are also considered our reporting units for the purpose of goodwill impairment testing relating to our Retail reportable segment. There is no goodwill recorded in our Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed the estimated fair value. The fair value of goodwill is determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to that excess.
Investments
In 2009, investments included investments in businesses accounted for under the equity method. In 2008 and 2007, investments also included marketable securities. A majority of our investments are in joint venture relationships that are more fully described in “Joint Venture Relationships” below. Such joint venture relationships are accounted for under the equity method, pursuant to which we record our proportionate share of the joint ventures’ income each period. In December 2009, we exited from our joint venture investment in Mexico and in June 2008, we acquired a 9.0% limited partnership interest in PTL for $219.0 million from GE Capital.
The net book value of our investments was $295.5 million and $297.8 million as of December 31, 2009 and 2008, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $21.5 million and $19.2 million as of December 31, 2009 and 2008, respectively. Changes in the reserve estimate during 2009 relate primarily to the inclusion of additional participants in our self-insured employee medical benefit plans and reserves for current year activity in our general liability and workers compensation programs.

Income Taxes
Tax regulations may require items to be included in our tax return at different times than those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $6.1 million has been recorded relating to net operating losses and credit carryforwards in the U.S. based on our determination that it is more likely than not that they will not be utilized.
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
New Accounting Pronouncement
A new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) became effective for us on January 1, 2010. The new guidance replaces the current quantitative model for determining the primary beneficiary of a variable interest entity with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the variable interest entity’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The new guidance also requires: an additional reconsideration event for determining whether an entity is a VIE when holders of an at risk equity investment lose voting or similar rights to direct the activities that most significantly impact the entities economic performance; ongoing assessments of whether an enterprise is the primary beneficiary of a VIE; separate presentation of the assets and liabilities of the VIE on the balance sheet; and additional disclosures about an entity’s involvement with a VIE. The adoption of the accounting pronouncement will not impact our consolidated financial statements.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2008, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2010.
2009 compared to 2008 and 2008 compared to 2007 (in millions, except unit and per unit amounts)
Our results for the year ended December 31, 2009 include a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes and charges of $5.2 million ($3.4 million after-tax), or $0.04 per share, relating to costs associated with the termination of the acquisition of the Saturn brand, our election to close three franchises in the U.S. and charges relating to our interest rate hedges of variable rate floor plan notes payable as a result of decreases in our vehicle inventories, and resulting decreases in outstanding floor plan notes payable, below hedged levels.
Retail unit sales of new vehicles during the year ended December 31, 2009 include approximately 9,500 units sold under the “cash for clunkers” program in the U.S. and similar scrappage programs in the other markets where we operate.

Our results for the year ended December 31, 2008 include charges of $661.9 million ($505.2 million after-tax), or $5.37 per share, including $643.4 million ($493.2 million after-tax) of non-cash goodwill and franchise asset impairments, as well as, an additional $18.4 million ($12.0 million after-tax) of dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike.
Our results for the year ended December 31, 2007 include charges of $18.6 million ($12.3 million after-tax) relating to the redemption of the $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes and $6.3 million ($4.5 million after-tax) relating to impairment charges.
New Vehicle Data

			2009 vs. 2008				2008 vs. 2007
New Vehicle Data	2009	2008	Change	% Change	2008	2007	Change	% Change
New retail unit sales	140,914	171,554	(30,640)	(17.9)%	171,554	192,936	(21,382)	(11.1)%
Same-store new retail unit sales	133,317	167,232	(33,915)	(20.3)%	151,646	181,644	(29,998)	(16.5)%
New retail sales revenue	$4,662.4	$5,935.9	$(1,273.5)	(21.5)%	$5,935.9	$6,929.5	$(993.6)	(14.3)%
Same-store new retail sales revenue	$4,388.6	$5,776.3	$(1,387.7)	(24.0)%	$5,354.4	$6,555.7	$(1,201.3)	(18.3)%
New retail sales revenue per unit	$33,087	$34,601	$(1,514)	(4.4)%	$34,601	$35,916	$(1,315)	(3.7)%
Same-store new retail sales revenue per unit	$32,919	$34,540	$(1,621)	(4.7)%	$35,308	$36,091	$(783)	(2.2)%
Gross profit — new	$376.2	$486.4	$(110.2)	(22.7)%	$486.4	$583.0	$(96.6)	(16.6)%
Same-store gross profit — new	$352.4	$471.7	$(119.3)	(25.3)%	$436.1	$549.6	$(113.5)	(20.7)%
Average gross profit per new vehicle retailed	$2,670	$2,835	$(165)	(5.8)%	$2,835	$3,022	$(187)	(6.2)%
Same-store average gross profit per new vehicle retailed	$2,643	$2,821	$(178)	(6.3)%	$2,876	$3,026	$(150)	(5.0)%
Gross margin% — new	8.1%	8.2%	(0.1)%	(1.2)%	8.2%	8.4%	(0.2)%	(2.4)%
Same-store gross margin% — new	8.0%	8.2%	(0.2)%	(2.4)%	8.1%	8.4%	(0.3)%	(3.6)%
Units
Retail unit sales of new vehicles decreased 30,640 units, or 17.9%, from 2008 to 2009, and decreased 21,382 units, or 11.1%, from 2007 to 2008. The decrease from 2008 to 2009 is due to a 33,915 unit, or 20.3%, decrease in same-store new retail unit sales, offset by a 3,275 unit increase from net dealership acquisitions during the year. The same-store decrease from 2008 to 2009 was due primarily to unit sales decreases in our volume foreign and domestic brand stores in the U.S. and premium brand stores in the U.S. and U.K. The decrease from 2007 to 2008 is due to a 29,998 unit, or 16.5%, decrease in same-store new retail unit sales, offset by a 8,616 unit increase from net dealership acquisitions during the year. The same-store decrease from 2007 to 2008 was driven by decreases in premium brands in the U.S. and U.K. and volume foreign and domestic brands in the U.S. We believe our sales of new vehicle units was influenced by the reduction in traffic in our stores resulting from the decline in consumer confidence, coupled with customers electing to purchase used vehicles as a less expensive alternative to new vehicles due to the challenging economic climate.
Revenues
New vehicle retail sales revenue decreased $1.3 billion, or 21.5%, from 2008 to 2009 and decreased $993.6 million, or 14.3%, from 2007 to 2008. The decrease from 2008 to 2009 is due to a $1.4 billion, or 24.0%, decrease in same-store revenues, offset by a $114.2 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due primarily to the 20.3% decrease in new retail unit sales, which decreased revenue by $1.2 billion, coupled with a $1,621, or 4.7%, decrease in comparative average selling price per unit which decreased revenue by $216.1 million. The decrease from 2007 to 2008 is due to a $1.2 billion, or 18.3%, decrease in same-store revenues, offset by a $207.7 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due primarily to the 16.5% decrease in new retail unit sales, which decreased revenue by $1.1 billion, coupled with a $783, or 2.2%, decrease in comparative average selling price per unit which decreased revenue by $118.7 million.

Gross Profit
Retail gross profit from new vehicle sales decreased $110.2 million, or 22.7%, from 2008 to 2009, and decreased $96.6 million, or 16.6%, from 2007 to 2008. The decrease from 2008 to 2009 is due to a $119.3 million, or 25.3%, decrease in same-store gross profit, offset by a $9.1 million increase from net dealership acquisitions during the year. The same-store retail gross profit decrease is due primarily to the 20.3% decrease in retail unit sales, which decreased gross profit by $95.6 million, coupled with a $178, or 6.3%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $23.7 million. The decrease from 2007 to 2008 is due to a $113.5 million, or 20.7%, decrease in same-store gross profit, offset by a $16.9 million increase from net dealership acquisitions during the year. The same-store retail gross profit decrease is due to the 16.5% decrease in new retail unit sales, which decreased gross profit by $90.8 million, coupled with a $150, or 5.0%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $22.7 million.
Used Vehicle Data

			2009 vs. 2008				2008 vs. 2007
Used Vehicle Data	2009	2008	Change	% Change	2008	2007	Change	% Change
Used retail unit sales	102,457	102,032	425	0.4%	102,032	100,193	1,839	1.8%
Same-store used retail unit sales	95,731	99,343	(3,612)	(3.6)%	95,450	95,313	137	0.1%
Used retail sales revenue	$2,600.7	$2,848.1	$(247.4)	(8.7)%	$2,848.1	$3,097.8	$(249.7)	(8.1)%
Same-store used retail sales revenue	$2,406.8	$2,763.3	$(356.5)	(12.9)%	$2,646.7	$2,960.1	$(313.4)	(10.6)%
Used retail sales revenue per unit	$25,383	$27,913	$(2,530)	(9.1)%	$27,913	$30,918	$(3,005)	(9.7)%
Same-store used retail sales revenue per unit	$25,141	$27,816	$(2,675)	(9.6)%	$27,728	$31,057	$(3,329)	(10.7)%
Gross profit — used	$224.3	$213.4	$10.9	5.1%	$213.4	$242.0	$(28.6)	(11.8)%
Same-store gross profit — used	$209.1	$207.7	$1.4	0.7%	$200.2	$233.4	$(33.2)	(14.2)%
Average gross profit per used vehicle retailed	$2,190	$2,092	$98	4.7%	$2,092	$2,415	$(323)	(13.4)%
Same-store average gross profit per used vehicle retailed	$2,185	$2,091	$94	4.5%	$2,098	$2,449	$(351)	(14.3)%
Gross margin % — used	8.6%	7.5%	1.1%	14.7%	7.5%	7.8%	(0.3)%	(3.8)%
Same-store gross margin % — used	8.7%	7.5%	1.2%	16.0%	7.6%	7.9%	(0.3)%	(3.8)%
Units
Retail unit sales of used vehicles increased 425 units, or 0.4%, from 2008 to 2009 and increased 1,839 units, or 1.8%, from 2007 to 2008. The increase from 2008 to 2009 is due to a 4,037 unit increase from net dealership acquisitions during the year, offset by a 3,612, or 3.6%, decrease in same-store used retail unit sales. The same-store decrease in 2009 versus 2008 was due primarily to unit sales decreases in volume foreign and domestic brand stores in the U.S., offset by increases in unit sales at premium brand stores in the U.S. The increase from 2007 to 2008 is due to a 1,702 unit increase from net dealership acquisitions during the year, coupled with a 137 unit, or 0.1%, increase in same-store used retail unit sales. The same-store decrease in 2008 versus 2007 was driven primarily by decreases in our premium brands in the U.K. and volume foreign brands in the U.S., offset by increases in our premium brands in the U.S. We believe our sales of used vehicle units was influenced by the reduction in traffic in our stores resulting from the decline in consumer confidence, offset by customers electing to purchase used vehicles as a less expensive alternative to new vehicles due to the challenging economic climate.
Revenues
Used vehicle retail sales revenue decreased $247.4 million, or 8.7%, from 2008 to 2009 and decreased $249.7 million, or 8.1%, from 2007 to 2008. The decrease from 2008 to 2009 is due to a $356.5 million, or 12.9%, decrease in same-store revenues, offset by a $109.1 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due to a $2,675, or 9.6%, decrease in comparative average selling price per vehicle, which decreased revenue by $256.1 million, coupled with the 3.6% decrease in retail unit sales, which decreased revenue by $100.4 million. The decrease from 2007 to 2008 is due to a $313.4 million, or 10.6%, decrease in same-store revenues, offset by a $63.7 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due primarily to the $3,329, or 10.7%, decrease in comparative average selling price per vehicle, which decreased revenue by $317.2 million, offset by the 0.1% increase in retail unit sales, which increased revenue by $3.8 million.

Gross Profit
Retail gross profit from used vehicle sales increased $10.9 million, or 5.1%, from 2008 to 2009 and decreased $28.6 million, or 11.8%, from 2007 to 2008. The increase from 2008 to 2009 is due to a $9.5 million increase from net dealership acquisitions during the year, coupled with a $1.4 million or 0.7%, increase in same-store gross profit. The same-store gross profit increase is primarily due to the $94, or 4.5%, increase in average gross profit per used vehicle retailed, which increased gross profit by $9.0 million, offset by the 3.6% decrease in used retail unit sales, which decreased gross profit by $7.6 million. The decrease from 2007 to 2008 is due to a $33.2 million, or 14.2%, decrease in same-store gross profit, offset by a $4.6 million increase from net dealership acquisitions during the year. The same-store gross profit decrease from 2007 to 2008 is due to a $351, or 14.3%, decrease in average gross profit per used vehicle retailed, which decreased gross profit by $33.5 million, offset by the 0.1% increase in used retail unit sales, which increased gross profit by $0.3 million.
Finance and Insurance Data

			2009 vs. 2008				2008 vs. 2007
Finance and Insurance Data	2009	2008	Change	% Change	2008	2007	Change	% Change
Total retail unit sales	243,371	273,586	(30,215)	(11.0)%	273,586	293,129	(19,543)	(6.7)%
Total same-store retail unit sales	229,048	266,575	(37,527)	(14.1)%	247,096	276,957	(29,861)	(10.8)%
Finance and insurance revenue	$222.7	$259.3	$(36.6)	(14.1)%	$259.3	$286.3	$(27.0)	(9.4)%
Same-store finance and insurance revenue	$211.0	$253.8	$(42.8)	(16.9)%	$240.1	$275.6	$(35.5)	(12.9)%
Finance and insurance revenue per unit	$915	$948	$(33)	(3.5)%	$948	$977	$(29)	(3.0)%
Same-store finance and insurance revenue per unit	$921	$952	$(31)	(3.3)%	$972	$995	$(23)	(2.3)%
Finance and insurance revenue decreased $36.6 million, or 14.1%, from 2008 to 2009 and decreased $27.0 million, or 9.4%, from 2007 to 2008. The decrease from 2008 to 2009 is due to a $42.8 million, or 16.9%, decrease in same-store revenues, offset by an $6.2 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due to the 14.1% decrease in retail unit sales, which decreased revenue by $35.7 million, coupled with a $31, or 3.3%, decrease in comparative average finance and insurance revenue per unit retailed, which decreased revenue by $7.1 million. The $31 decrease in comparative average finance and insurance revenue per unit retailed is due primarily to decreased sales penetration of certain products which we believe was brought about by the challenging economic conditions. The decrease from 2007 to 2008 is due to a $35.5 million, or 12.9%, decrease in same-store revenues, offset by an $8.5 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due to the 10.8% decrease in retail unit sales, which decreased revenue by $29.8 million, coupled with a $23, or 2.3%, decrease in comparative average finance and insurance revenue per unit retailed, which decreased revenue by $5.7 million. The $23 decrease in comparative average finance and insurance revenue per unit retailed is due primarily to decreased sales penetration of certain products which we believe resulted in part from the challenging economic conditions.
Service and Parts Data

			2009 vs. 2008				2008 vs. 2007
Service and Parts Data	2009	2008	Change	% Change	2008	2007	Change	% Change
Service and parts revenue	$1,321.6	$1,403.5	$(81.9)	(5.8)%	$1,403.5	$1,392.3	$11.2	0.8%
Same-store service and parts revenue	$1,236.2	$1,352.3	$(116.1)	(8.6)%	$1,296.3	$1,329.2	$(32.9)	(2.5)%
Gross profit	$728.1	$780.5	$(52.4)	(6.7)%	$780.5	$778.2	$2.3	0.3%
Same-store gross profit	$683.0	$754.2	$(71.2)	(9.4)%	$723.1	$744.7	$(21.6)	(2.9)%
Gross margin	55.1%	55.6%	(0.5)%	(0.9)%	55.6%	55.9%	(0.3)%	(0.5)%
Same-store gross margin	55.3%	55.8%	(0.5)%	(0.9)%	55.8%	56.0%	(0.2)%	(0.4)%
Revenues
Service and parts revenue decreased $81.9 million, or 5.8%, from 2008 to 2009 and increased $11.2 million, or 0.8%, from 2007 to 2008. The decrease from 2008 to 2009 is due to a $116.1 million, or 8.6%, decrease in same-store revenues, offset by a $34.2 million increase from net dealership acquisitions during the year. The same-store decrease is due in part to a decline in pre-inspection and delivery work on new vehicle inventories due to the 20.3% decrease in same store new vehicle retail unit sales, coupled with a 9.2% same store decrease in body shop revenue. The increase from 2007 to 2008 is due to a $44.1 million increase from net dealership acquisitions during the year, offset by a $32.9 million, or 2.5%, decrease in same-store revenues. The same-store decrease largely resulted from a decline in revenues in the second half of the year, due in part to challenging economic conditions.

Gross Profit
Service and parts gross profit decreased $52.4 million, or 6.7%, from 2008 to 2009 and increased $2.3 million, or 0.3%, from 2007 to 2008. The decrease from 2008 to 2009 is due to a $71.2 million, or 9.4%, decrease in same-store gross profit, offset by a $18.8 million increase from net dealership acquisitions during the year. The same-store gross profit decrease is due to the $116.1 million, or 8.6%, decrease in revenues, which decreased gross profit by $64.2 million, coupled with a 0.5% decrease in gross margin percentage, which decreased gross profit by $7.0 million. The increase from 2007 to 2008 is due to a $23.9 million increase from net dealership acquisitions during the year, offset by a $21.6 million, or 2.9%, decrease in same-store gross profit. The same-store gross profit decrease is due to the $32.9 million, or 2.5%, decrease in revenues, which decreased gross profit by $18.4 million, coupled with a 0.4% decrease in gross margin percentage, which decreased gross profit by $3.2 million. In 2009 and 2008, the gross margin realized on parts, service and collision repairs declined compared to the prior year period, due in part to a higher proportion of sales of lower margin activities such as standard oil changes and tire sales. We believe customers in 2009 chose to forgo or delay significant repair and maintenance work due to the current economic environment.
Distribution
Our wholly-owned subsidiary, smart USA, began distribution the smart fortwo vehicle in the U.S. in 2008. Distribution units wholesaled during 2009 decreased 13,280 units, or 49.1%, from 27,052 during 2008 to 13,772 during 2009. Total distribution segment revenue decreased $203.6 million, or 49.7%, from $409.6 million during 2008 to $206.0 million during 2009. Segment gross profit, which includes gross profit on vehicle and parts sales, totaled $18.0 million and $55.3 million during the years ended December 31, 2009 and 2008, respectively. Total gross profit for the year ended December 31, 2009 includes $8.3 million related to finance and marketing campaigns designed to spur sales of the balance of the 2009 model year inventory.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses decreased $174.9 million, or 11.7%, from 2008 to 2009 and decreased $13.8 million, or 0.9%, from 2007 to 2008. The aggregate decrease from 2008 to 2009 is due primarily to a $201.4 million, or 14.0%, decrease in same-store SG&A expenses, offset by a $26.5 million increase from net dealership acquisitions during the year. The decrease in same-store SG&A expenses from 2008 to 2009 is due to (1) a net decrease in variable selling expenses, including decreases in variable compensation, as a result of the 13.7% decrease in same-store retail gross profit versus the prior year and (2) other cost savings initiatives in 2008 and 2009, such as headcount reductions, the amendment of pay plans, reduction in advertising activities, and the suspension of matching contributions to certain of our defined contribution plans, offset by (1) charges incurred during 2009 relating to costs associated with the termination of the acquisition of the Saturn brand and our election to close three franchises in the U.S., and (2) increased rent and other costs relating to our ongoing facility improvement and expansion programs. The aggregate decrease from 2007 to 2008 is due to a $103.8 million, or 7.2%, decrease in same-store SG&A expenses, offset by a $90.0 million increase from net dealership acquisitions during the year. The decrease in same-store SG&A expenses from 2007 to 2008 is due in large part to (1) a decrease in variable selling expenses, including decreases in variable compensation, as a result of the 11.3% decrease in same-store retail gross profit versus the prior year and (2) other cost savings initiatives in 2008, such as headcount reductions, the amendment of pay plans, reduction in advertising activities, and the agreement from our Chief Executive Officer and President to forgo all bonus amounts payable under their 2008 management incentive plans and from our Board of Directors electing to forgo approximately 25% of its annual cash fee relating to 2008, offset by (1) $18.4 million in charges incurred during 2008 related to dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike, (2) $23.0 million of additional costs associated with the smart distribution business, and (3) increased rent and related costs due in part to our facility improvement and expansion programs during the year.
SG&A expenses as a percentage of total revenue were 13.9%, 12.8% and 11.8% in 2009, 2008 and 2007, respectively, and as a percentage of gross profit were 83.4%, 83.5% and 79.5% in 2009, 2008 and 2007, respectively.
Intangible Impairments
Due in large part to deterioration in our operating results and turbulence in worldwide credit markets in the fourth quarter of 2008, we recorded a non-cash goodwill impairment charge of $606.3 million ($470.4 million after-tax) and $37.1 million ($22.8 million after-tax) of non-cash franchise value impairment charges.

Depreciation and Amortization
Depreciation and amortization increased $0.4 million, or 0.7%, from 2008 to 2009 and increased $3.9 million, or 7.7%, from 2007 to 2008. The increase from 2008 to 2009 is due to a $0.7 million increase from net dealership acquisitions during the year, offset by a $0.3 million, or 0.6%, decrease in same-store depreciation and amortization. The increase from 2007 to 2008 is due to a $2.2 million increase from net dealership acquisitions during the year, coupled with a $1.7 million, or 3.5%, increase in same-store depreciation and amortization.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $28.5 million, or 44.4%, from 2008 to 2009 and decreased $8.9 million, or 12.2%, from 2007 to 2008. The decrease from 2008 to 2009 is primarily due to a $27.8 million, or 45.0%, decrease in same-store floor plan interest expense. The same store decrease is due in large part to decreases in average outstanding floor plan balances, coupled with decreases in interest rates charged to us. While the base rate under our floor plan arrangements were generally lower in 2009 versus 2008, certain of our lenders reacted to increases in their cost of capital by raising the spread charged to us or by establishing minimum lending rates. The decrease from 2007 to 2008 is due to a $10.8 million, or 15.6%, decrease in same-store floor plan interest expense, offset by a $1.9 million increase from net dealership acquisitions during the year. The same store decrease in 2008 is due to decreases in the underlying variable rates of our revolving floor plan arrangements during the first three quarters of 2008, offset by increases in our average amounts outstanding and, beginning in the fourth quarter, increased interest rates charged to us by our finance partners. While the base rate under these arrangements were generally lower in 2008 versus 2007 due to government actions designed to spur liquidity and bank lending activities, certain of our lenders reacted to increases in their cost of capital by raising the spread charged to us, or establishing minimum lending rates. The majority of these increases occurred during the fourth quarter and some were not effective until 2009. Due to these relative increases, we did not realize the full benefit of the lower base rates in 2009 compared to 2008.
Other Interest Expense
Other interest expense increased $0.7 million, or 1.3%, from 2008 to 2009 and decreased $0.8 million, or 1.4%, from 2007 to 2008. The increase from 2008 to 2009 is due primarily to an increase in average outstanding indebtedness in 2009 as a result of our investment in PTL in June 2008, offset by (1) our 2009 repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes, (2) $60.0 million of our U.S. credit agreement term loan repayments, and (3) decreases in benchmark lending rates. The decrease from 2007 to 2008 is due to a decrease in our weighted average borrowing rate, offset in part by an increase in our average total outstanding indebtedness in 2008, primarily resulting from the debt incurred relating to our investment in PTL.
Debt Discount Amortization
Debt discount amortization decreased $0.9 million, or 6.7%, from 2008 to 2009 and increased $1.1 million, or 8.4%, from 2007 to 2008. The decrease from 2008 to 2009 is due primarily to the write off of a portion of our aggregate debt discount in connection with the repurchase of a portion of our outstanding 3.5% senior subordinated convertible notes in March 2009. The increase from 2007 to 2008 is a result of the requirement to amortize the debt discount over the expected life of the obligation so as to maintain a consistent effective interest rate.
Equity in Earnings of Affiliates
Equity in earnings of affiliates decreased $2.7 million, from 2008 to 2009 and increased $12.4 million, from 2007 to 2008. The decrease from 2008 to 2009 is primarily related to the impact of the difficult operating conditions outlined above, offset by earnings associated with our investment in PTL in June 2008. The increase from 2007 to 2008 is largely due to our investment in PTL in June 2008.
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

Income Taxes
Income taxes increased $151.1 million, or 142.9%, from 2008 to 2009 and decreased $167.5 million, or 271.1%, from 2007 to 2008. The increase from 2008 to 2009 is due to the increase in our pre-tax income versus the prior year. The income tax benefit recorded in 2008 was approximately 20%, which was significantly impacted by the write-off of goodwill that is not deductible for tax purposes. Excluding the impact of the impairment charge, our annual effective tax rate was 35.3% in 2008 compared to 35.1% in 2009 and 33.8% in 2007.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the construction of new facilities and debt service, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, or the issuance of equity securities. As discussed in more detail below, we have currently outstanding $262.2 million ($306.3 million on December 31, 2009) in 3.5% senior subordinated convertible notes. We currently expect to be required to redeem these notes in April 2011 if we do not otherwise refinance them prior to April 2011. As of December 31, 2009, we had working capital of $113.6 million, including $13.8 million of cash, available to fund our operations and capital commitments. In addition, we had $250.0 million and £65.5 million ($105.9 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. In addition, one of our subsidiaries is the exclusive distributor of smart fortwo vehicles in the U.S. and Puerto Rico. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. To the extent we pursue additional significant acquisitions, other expansion opportunities, significant repurchases of our outstanding securities, or refinance or repay existing debt (including our 3.5% senior subordinated convertible notes), we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. For a discussion of these possible events, see the discussion below with respect to our financing agreements, as well as Item 1A — “Risk Factors.”
Share Repurchases and Dividends
During 2009, we repurchased $68.7 million aggregate principal amount of 3.5% senior subordinated convertible notes for $51.4 million under a securities repurchase program approved by our board of directors for up to $150.0 million. During 2008, we repurchased 4.015 million shares for $53.7 million, or an average of $13.36 per share, under this program. In the first quarter of 2010, we exhausted the authority under this program by repurchasing an additional $44.1 million aggregate principal amount of 3.5% senior subordinated convertible notes for $44.4 million. In February 2010, our board of directors approved an additional $150.0 million in authority to repurchase our outstanding securities. Under this new program, we may, from time to time as market conditions warrant, purchase our outstanding common stock, debt or convertible debt on the open market and in privately negotiated transactions and, potentially, via a tender offer or a pre-arranged trading plan. We have historically funded repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and alternative uses of capital, such as for strategic investments in our current business, as well as any then-existing limits imposed by our finance agreements and securities trading policy.
We paid the following dividends in 2007 and 2008:
Per Share Dividends

2007 :	First Quarter	$0.07	2008:	First Quarter	$0.09
	Second Quarter	0.07		Second Quarter	0.09
	Third Quarter	0.07		Third Quarter	0.09
	Fourth Quarter	0.09		Fourth Quarter	0.09
In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions on any then existing indebtedness and other factors considered relevant by our Board of Directors.

Inventory Financing
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders, including the captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to make loan principal repayments prior to the sale of the vehicles financed. We typically make monthly interest payments on the amount financed. In the U.K., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles financed or the stated maturity. The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries and in the U.S. are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Base Rate, or the Euro Interbank Offer Rate. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. See “Results of Operations — Floor Plan Interest Expense” for a discussion of the impact of challenging credit conditions on the rates charged to us under these agreements.
U.S. Credit Agreement
We are party to a $409.0 million credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (“the U.S. credit agreement”), which provides for up to $250.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $149.0 million (originally funded for $219.0 million), and for an additional $10.0 million of availability for letters of credit, through September 30, 2012. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be reborrowed. We repaid $60.0 million of this term loan during 2009.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2009, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See Item 1A — “Risk Factors,” including “Our failure to comply with our debt and operating lease covenants could have a material adverse effect on our business, financial condition and results of operations” and “-Forward Looking Statements.”
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2009, $149.0 million of term loans and $1.3 million of letters of credit and no revolving borrowings were outstanding under the U.S. credit agreement.
U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to an agreement, as amended, with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. credit agreement”) to be used to finance acquisitions and for working capital and general corporate purposes. The U.K. credit agreement provides for (1) up to £100.0 million in revolving loans through August 31, 2013, which bears interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan originally funded for £30.0 million which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand seasonally adjusted overdraft line of credit for up to £20.0 million that bears interest at the Bank of England Base Rate plus 1.75%.

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2009, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. However, in the event of continued weakness in the U.K. economy and its automotive sector in particular, we may need to seek covenant relief. See Item 1A — “Risk Factors,” including “Our failure to comply with our debt and operating lease covenants could have a material adverse effect on our business, financial condition and results of operations” and “-Forward Looking Statements.”
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of December 31, 2009, outstanding loans under the U.K. credit agreement amounted £55.0 million ($89.0 million), including £10.6 million ($17.1 million) under the term loan.
7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages, and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2009, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
In January 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $306.3 million was outstanding on December 31, 2009 and of which $262.2 million are currently outstanding. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages, and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2009, we were in compliance with all negative covenants and there were no events of default.
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
Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture covering the Convertible Notes, of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, we will also deliver, at our election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion.

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
Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. Because of this feature, we currently expect to be required to redeem the Convertible Notes in April 2011 or otherwise refinance the notes on or prior thereto. See Item 1A-“Risk Factors,” including “If we are unable to refinance or repay our 3.5% senior subordinated convertible notes in April 2011, our overall liquidity position may be materially adversely affected.”
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
In February 2010, we repurchased $44.1 million principal amount of our outstanding Convertible Notes for $44.4 million.
Mortgage Facilities
We are party to a $42.4 million mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event we exercise our options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of December 31, 2009, $41.4 million was outstanding under this facility.
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
Prior to the third quarter of 2009, the swaps were designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affected earnings. During the quarter ended September 30, 2009, we experienced declines in outstanding floor plan debt balances related to certain floor plan lenders due to significant declines in vehicle inventory levels which caused hedged floor plan balances to fall below the notional value of the swap agreements. We elected to de-designate these cash flow hedges on September 30, 2009, and, as a result, recorded a net loss of $1.1 million in floor plan interest expense.

We re-designated $290.0 million of the interest rate swap agreements as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on that $290.0 million of the swap agreements is reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Future settlements and changes in the fair value related to the undesignated $10.0 million of the swap agreements will be recorded as realized and unrealized gains/losses within interest expense.
As of December 31, 2009, we used Level 2 inputs to estimate the fair value of the interest rate swap agreements designated as hedging instruments to be a liability of $10.0 million, of which $9.3 million and $0.7 million are recorded in accrued expenses and other long-term liabilities, respectively. We used Level 2 inputs to estimate the fair value of the interest rate swap agreements not designated as hedging instruments as of December 31, 2009 to be a liability of $0.3 million, which is recorded in accrued expenses.
During the year ended December 31, 2009, we recognized a net gain of $3.0 million related to the effective portion of the interest rate swap agreements designated as hedging instruments in accumulated other comprehensive income, and reclassified $10.9 million of the existing derivative losses, including the $1.1 million loss on de-designation, from accumulated other comprehensive income into floor plan interest expense. We expect approximately $8.2 million associated with the swaps to be recognized as an increase of interest expense over the next twelve months as the hedged interest payments become due. During the year ended December 31, 2009, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 0.8%.
PTL Dividends
We own a 9.0% limited partnership interest in Penske Truck Leasing. In 2009 and 2008 we received $20.0 million and $2.7 million of pro rata cash dividends from this investment. We currently expect to continue to receive future dividends from PTL depending on their operating performance.
Operating Leases
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under these leases including any extension periods we may exercise at our discretion and assuming constant consumer price indices to be $4.8 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants would give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease.
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
Off-Balance Sheet Arrangements
We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. The aggregate rent paid by the tenants on those properties in 2009 was approximately $11.7 million, and, in aggregate, we guarantee or are otherwise liable for approximately $202.5 million of lease payments, including lease payments during available renewal periods.
smart USA
We are subject to purchase commitments pursuant to the smart distribution agreement, which requires us to purchase a number of vehicles to be negotiated on an ongoing basis. In addition, we are potentially subject to a purchase commitment with respect to unsold inventories and other items pursuant to the smart franchise agreement and state franchise laws in the event of franchise terminations.

Cash Flows
Cash and cash equivalents decreased by $3.3 and $4.4 million during the years ended December 31, 2009 and 2007, respectively, and increased by $3.5 million during the year ended December 31, 2008. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $303.4 million, $404.6 million and $300.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.
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

	Year Ended December 31,
	2009	2008	2007
Net cash from continuing operating activities as reported	$303.4	$404.6	$300.5
Floor plan notes payable — non-trade as reported	(84.1)	(52.8)	188.7

Net cash from continuing operating activities including all floor plan notes payable	$219.3	$351.8	$489.2
Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $81.5 million, $542.0 million and $227.9 million during the years ended December 31, 2009, 2008 and 2007, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for acquisitions and other investments. Capital expenditures were $90.3 million, $211.8 million and $194.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of December 31, 2009, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Proceeds from sale-leaseback transactions were $2.3 million, $37.4 million and $131.8 million during the years ended December 31, 2009, 2008 and 2007, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $11.5 million, $147.1 million and $180.7 million during the years ended December 31, 2009, 2008 and 2007, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $5.8 million, $30.7 million and $51.9 million, respectively. The years ended December 31, 2009 and 2007, respectively, include $18.0 and $15.5 million of proceeds relating to other investing activities. We used $220.5 million for other investing activities during the year ended December 31, 2008, including $219.0 million for the acquisition of the 9.0% interest in PTL.

Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $212.6 million and $185.8 million during the years ended December 31, 2009 and 2007, respectively and cash provided by continuing financing activities was $109.7 million during the year ended December 31, 2008. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net repayments of long-term debt of $77.4 million during the year ended December 31, 2009, which included repayments of $60.0 million on our U.S. credit agreement term loan. We had net borrowings of long-term debt of $249.9 million during the year ended December 31, 2008 and net repayments of $348.6 million during the year ended December 31, 2007. The borrowings in the year ended December 31, 2008 included the $219.0 million loan to finance the PTL limited partnership interest acquisition and proceeds relating to a $42.4 million mortgage facility. The repayments in the year ended December 31, 2007 included $314.4 million to redeem our 9.625% Notes. In March 2009, we used $51.4 million to repurchase $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes. We had net repayments of floor plan notes payable non-trade of $84.1 and $52.8 million during the years ended December 31, 2009 and 2008, respectively, and net borrowings of floor plan notes payable non-trade of $188.7 million during the year ended December 31, 2007. During the years ended December 31, 2009, 2008 and 2007, we received proceeds of $0.3 million, $0.8 million and $2.6 million, respectively, from the exercise of stock options. In 2008, we repurchased 4.015 million shares of common stock for $53.7 million. During the years ended December 31, 2008 and 2007, we also paid $33.9 million and $28.4 million, respectively, of cash dividends to our stockholders. No cash dividends were paid to our stockholders during the year ended December 31, 2009.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.
Contractual Payment Obligations
The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2009, except as otherwise noted. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts.

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Floorplan notes payable(A)	$1,196.2	$1,196.2	$—	$—	$—
Long-term debt obligations(B)	963.3	12.4	463.2	74.3	413.4
Operating lease commitments	4,795.6	178.5	353.3	349.3	3,914.5
Scheduled interest payments(B)(C)	228.1	41.8	64.8	61.9	59.6

Other liabilities(D)	38.1	1.2	—	36.9	—

	$7,221.3	$1,430.1	$881.3	$522.4	$4,387.5

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Inventory Financing.”

(B)
Interest and principal repayments under our $306.3 million of 3.5% senior subordinated notes due 2026 are reflected in the table above. While these notes are not due until 2026, the holders may require us to purchase all or a portion of their notes for cash in 2011. This acceleration of ultimate repayment is reflected in the table above. In addition, we repurchased $44.1 million of the 3.5% senior subordinated notes in February 2010, which repurchase is not reflected in this table.

(C)
Estimates of future variable rate interest payments under floorplan notes payable and our credit agreements are excluded due to our inability to estimate changes to interest rates in the future. See “Inventory Financing,” “U.S. Credit Agreement,” and “U.K. Credit Agreement” above for a discussion of such variable rates.

(D)
Includes uncertain tax positions and our purchase commitments pursuant to our smart distribution and franchise agreements. Due to the subjective nature of our uncertain tax positions, we are unable to make reasonably reliable estimates of the timing of payments arising in connection with the unrecognized tax benefits, however, as a result of the statute of limitations, we do not expect any of these payments to occur in more than 5 years. We have thus classified this as “3 to 5 years.” Exposure related to our purchase commitments on known smart USA dealer franchise terminations have been classified as “Less than 1 year.”

We expect that, other than for scheduled payments upon the maturity or termination dates of certain of our debt instruments, the amounts above will be funded through cash flow from operations. In the case of payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business or otherwise fund them from cash flows from operations.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 35% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 17% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for one director who is a representative of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.
Other Related Party Interests and Transactions
Roger S. Penske is also a managing member of Transportation Resource Partners, an organization that invests in transportation-related industries. Richard J. Peters, one of our directors, is a managing director of Transportation Resource Partners and is a director of Penske Corporation. Lucio A. Noto (one of our directors) is an investor in Transportation Resource Partners. One of our directors, Hiroshi Ishikawa, serves as our Executive Vice President — International Business Development and serves in a similar capacity for Penske Corporation. Robert H. Kurnick, Jr., our President and a director, is also the President and a director of Penske Corporation.
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

Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, through which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2009, our automotive retail joint venture relationships included:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	87.95	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Munich, Germany	BMW, MINI	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen	50.00	%(C)

(A)
An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 12.05% interest in this joint venture, which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in our financial statements.

(C)	Entity is accounted for using the equity method of accounting.
In December 2009, we exited from our joint venture investment in Mexico which operates several Toyota franchises resulting in a gain of $0.6 million.
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
Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements”. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
•	our future financial and operating performance, including sales of the smart fortwo;

•	future acquisitions;

•	future capital expenditures and share repurchases;

•	our ability to obtain cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy in the various countries in which we operate dealerships;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity, including our ability to refinance our outstanding senior subordinated convertible notes;

•	foreign exchange rates;

•	interest rates;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under “Item 1A. — Risk Factors.” Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Item 1A. — Risk Factors” such as the following:
•
our business and the automotive retail industry in general are susceptible to further or continued adverse economic conditions, including changes in interest rates, foreign exchange rates, consumer demand, consumer confidence, fuel prices and credit availability;

•	the number of new and used vehicles sold in our markets;

•	automobile manufacturers exercise significant control over our operations, and we depend on them in order to operate our business;

•
we depend on the success and popularity of the brands we sell, and adverse conditions affecting one or more automobile manufacturers, such as the current Toyota recalls relating to unintended vehicle acceleration and brake issues, may negatively impact our revenues and profitability;

•	the restructuring of the U.S. automotive manufacturers may adversely affect our operations, as well as the automotive sector as a whole;

•
we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects, refinancing of our debt when it becomes due (including our outstanding senior subordinated convertible notes), or financing the purchase of our inventory;

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

•	changes in tax, financial or regulatory rules or requirements;

•	with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL’s asset utilization rates and industry competition;

•	substantial competition in automotive sales and services may adversely affect our profitability;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel, our business could be adversely affected;

•	our business may be adversely affected by import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	automobile dealerships are subject to substantial regulation which may adversely affect our profitability;

•
if state dealer laws in the U.S. are repealed or weakened our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

•	our distribution of the smart fortwo vehicle is dependent upon the continued availability of and customer demand for the smart fortwo;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	our principal stockholders have substantial influence over us and may make decisions with which other stockholders may disagree;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness.
In addition:
•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.
We urge you to carefully consider these risk factors and further information under Item 1A-“Risk Factors” in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of December 31, 2009, a 100 basis point change in interest rates would result in an approximate $2.2 million change to our annual other interest expense. Similarly, amounts outstanding under our floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offer Rate. We are currently party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments, adjusted to exclude the notional value of the hedged swap agreements, during the year ended December 31, 2009, a 100 basis point change in interest rates would result in an approximate $8.8 million change to our annual floor plan interest expense.
We evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. These policies include:
•	the maintenance of our overall debt portfolio with targeted fixed and variable rate components;

•	the use of authorized derivative instruments;

•	the prohibition of using derivatives for trading or other speculative purposes; and

•	the prohibition of highly leveraged derivatives or derivatives which we are unable to reliably value or for which we are unable to obtain a market quotation.
Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, the 7.75% Notes, the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings and cash flows.
Foreign Currency Exchange Rates. As of December 31, 2009, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $352.2 million change to our revenues for the year ended December 31, 2009.
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
Based upon this evaluation, and as discussed in our report, the Company’s principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during our fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s and our auditors’ reports on our internal control over financial reporting are included with our financial statements filed as part of this Annual Report on Form 10-K.

Item 9B.	Other Information
Not applicable.
PART III
Except as set forth below, the information required by Items 10 through 14 is included in the Company’s definitive proxy statement under the captions “Election of Directors,” “Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive and Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Independent Auditing Firms,” “Related Party Transactions,” “Other Matters” and “Our Corporate Governance.” Such information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2009.

		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance
	be issued upon exercise	outstanding	under equity compensation
	of outstanding options,	options, warrants	plans (excluding securities
	warrants and rights	and rights	reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	290,668	9.29	2,088,646
Equity compensation plans not approved by security holders	—	—	—

Total	290,668	9.29	2,088,646

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2010.

Penske Automotive Group, Inc.

By:	/s/ Roger S. Penske

Roger S. Penske
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chairman of the Board and	February 24, 2010

Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ Robert T. O’Shaughnessy	Executive Vice President — Finance	February 24, 2010

Robert T. O’Shaughnessy	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John D. Barr	Director	February 24, 2010

John D. Barr

/s/ Michael R. Eisenson	Director	February 24, 2010

Michael R. Eisenson

/s/ Hiroshi Ishikawa	Director	February 24, 2010

Hiroshi Ishikawa

/s/ Robert H. Kurnick, Jr.	Director	February 24, 2010

Robert H. Kurnick, Jr.

/s/ William J. Lovejoy	Director	February 24, 2010

William J. Lovejoy

/s/ Kimberly J. McWaters	Director	February 24, 2010

Kimberly J. McWaters

/s/ Lucio A. Noto	Director	February 24, 2010

Lucio A. Noto

/s/ Richard J. Peters	Director	February 24, 2010

Richard J. Peters

/s/ Ronald G. Steinhart	Director	February 24, 2010

Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 24, 2010

H. Brian Thompson

INDEX OF EXHIBITS
Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed on July 2, 2007).
3.2	Bylaws (incorporated by reference to exhibit 3.1 to our Form 8-K filed on December 7, 2007).
4.1.1
Indenture regarding our 3.5% senior subordinated convertible notes due 2026, dated January 31, 2006, by and among us, as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed February 2, 2006).

4.1.2
Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of February 19, 2010, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee.

4.2.1
Indenture regarding our 7.75% senior subordinated notes due 2016 dated December 7, 2006, by and among us as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed on December 12, 2006).

4.2.2
Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated February 19, 2010, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee.

4.3.1
Third Amended and Restated Credit Agreement, dated as of October 30, 2008, among us, DCFS USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.4 our form 10-Q filed November 5, 2008).

4.3.2
First Amendment dated October 30, 2009 to Amended and Restated Credit Agreement dated as of October 30, 2008 among the Company, Toyota Motor Credit Corporation and DCFS USA LLC, as agent (incorporated by reference to exhibit 4.1 to the quarterly report on Form 10-Q filed November 4, 2009).

4.3.3
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

4.4.3
Supplemental Agreement dated September 4, 2009 to Multi-Option Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.1 filed on September 8, 2009 on Form 8-K).

4.4.4	Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.2 to our Form 8-K filed on September 5, 2006).
4.4.5
Amendment dated September 29, 2008 to Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.3 of our October 1, 2008 Form 8-K).

4.4.6
Supplemental Agreement dated September 4, 2009 to Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.2 filed on September 8, 2009 on Form 8-K).

4.4.7	Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).
4.4.8
Amendment dated September 29, 2008 to Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.4 of our October 1, 2008 Form 8-K).

10.1	Form of Dealer Agreement with Acura Automobile Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).
10.2	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit10.2.14 to our 2001 Form 10-K).
10.3	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).
10.4	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
10.5	Form of Dealership Agreement with BMW (GB) Limited (incorporated by reference to exhibit 10.4 to our 2007 Form 10-K).
10.6	Form of Dealer Agreement with Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
10.7	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).

10.8		Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
10.9		Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
10.10		Form of Dealer Agreement with MINI Division of BMW of North America, LLC.
10.11		Form of Dealer Agreement with Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).
10.12		Form of smart USA Distribution LLC Dealer Agreement.
10.13	**	Distributor Agreement dated October 31, 2006 between smart GmbH and smart USA Distributor LLC (incorporated by reference to exhibit 10.8 to our 2007 Form 10-K)
*10.14		Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to exhibit 10.9 to our 2007 Form 10-K).
*10.15		Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).
*10.16		Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to exhibit 10.11 to our 2007 Form 10-K).
*10.17		Penske Automotive Group, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to exhibit 10.26 to our January 21, 2010 Form S-1).
10.18.1
First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).

10.18.2		Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).
10.19		Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).
10.20
Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).

10.21
Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).

10.22
Stockholders Agreement among International Motor Cars Group II, L.L.C., Penske Automotive Holdings Corp., Penske Corporation and Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.1 to our March 26, 2004 Form 8-K).

10.23
VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, U.S., Transportation Resource Partners, LP., Penske Truck Leasing Co. LLP., and Opus Ventures General Partners Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).

10.24
Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, Transportation Resource Advisors LLC., Penske Truck Leasing Co. L.P. and Opus Ventures General Partner Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).

10.25		Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).
10.26		Trade Name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10 to our Form 10-Q filed May 8, 2008).
10.27
Purchase and Sale Agreement dated June 26, 2008 by and among General Electric Credit Corporation of Tennessee, Logistics Holding Corp., RTLC Acquisition Corp., NTFC Capital Corporation, Penske Truck Leasing Corporation, PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC, Penske Automotive Group, Inc. and Penske Truck Leasing Co., L.P. (incorporated by reference to exhibit 10.1 to our July 2, 2008 Form 8-K ).

10.28		Third Amended and Restated Limited Partnership Agreement of Penske Truck Leasing Co., L.P. dated as of March 26, 2009 (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2009).
10.29
Rights Agreement dated June 26, 2008 by and among PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC, Penske Truck Leasing Corporation and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.4 to our July 2, 2008 Form 8-K).

10.30.1		Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan dated as of March 3, 2009 (incorporated by reference to exhibit 10.26 to our Form 10-K filed March 11, 2009).
10.30.2		Amendment No. 1 dated December 12, 2009 Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan (incorporated by reference to exhibit 10.26 to our January 21, 2010 Form S-1).

*10.31	Amended and Restated Stock Option Plan dated as of December 10, 2003(incorporated by reference to exhibit 10.22 to our 2003 Form 10-K filed March 15, 2004).
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG Audit Plc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.

*	Compensatory plans or contracts

**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PENSKE AUTOMOTIVE GROUP, INC
As of December 31, 2009 and 2008 and For the Years Ended
December 31, 2009, 2008 and 2007

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.
Penske Automotive Group, Inc.
February 24, 2010
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of UAG UK Holdings Limited and subsidiaries (the “UAG UK”) is responsible for establishing and maintaining adequate internal control over financial reporting. UAG UK’s internal control system was designed to provide reasonable assurance to the UAG UK’s management and board of directors that the UAG UK’s internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the UAG UK’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the UAG UK’s internal control over financial reporting is effective based on those criteria.
UAG UK’s independent registered public accounting firm that audited the consolidated financial statements of UAG UK (not included herein) has issued an audit report on the effectiveness of the UAG UK’s internal control over financial reporting. This report appears on page F-4.
UAG UK Holdings Limited
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Penske Automotive Group, Inc.
Bloomfield Hills, Michigan
We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary), which statements reflect total assets constituting 31% and 29% of consolidated total assets as of December 31, 2009 and 2008, respectively, and total revenues constituting 36%, 35%, and 36% of consolidated total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Those financial statements and the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited and subsidiaries and to the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for UAG UK Holdings Limited and subsidiaries) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
Detroit, Michigan
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
UAG UK Holdings Limited:
We have audited the accompanying consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. We also have audited UAG UK Holdings Limited’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with US generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG Audit Plc
Birmingham, United Kingdom
February 24, 2010

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$13,769	$17,108
Accounts receivable, net of allowance for doubtful accounts of $1,694 and $2,081, as of December 31, 2009 and 2008, respectively	322,598	294,230
Inventories	1,306,532	1,586,914
Other current assets	95,560	88,437
Assets held for sale	5,005	20,574

Total current assets	1,743,464	2,007,263
Property and equipment, net	726,835	662,898
Goodwill	810,323	776,683
Franchise value	201,756	196,358
Equity method investments	295,473	296,487
Other long-term assets	18,156	22,460

Total assets	$3,796,007	$3,962,149

LIABILITIES AND EQUITY
Floor plan notes payable	$772,926	$961,993
Floor plan notes payable — non-trade	423,316	507,404
Accounts payable	190,325	178,994
Accrued expenses	227,725	196,704
Current portion of long-term debt	12,442	11,305
Liabilities held for sale	3,083	24,289

Total current liabilities	1,629,817	1,880,689
Long-term debt	933,966	1,052,060
Deferred tax liability	157,500	106,590
Other long-term liabilities	128,685	114,389

Total liabilities	2,849,968	3,153,728
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 91,618 shares issued and outstanding at December 31, 2009; 91,431 shares issued and outstanding at December 31, 2008	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	737,198	731,037
Retained earnings	196,205	119,744
Accumulated other comprehensive income (loss)	9,049	(45,989)

Total Penske Automotive Group stockholders’ equity	942,461	804,801
Non-controlling interest	3,578	3,620

Total equity	946,039	808,421

Total liabilities and equity	$3,796,007	$3,962,149

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenue:
New vehicle	$4,662,418	$5,935,857	$6,929,511
Used vehicle	2,600,691	2,848,053	3,097,795
Finance and insurance, net	222,672	259,255	286,294
Service and parts	1,321,580	1,403,545	1,392,286
Distribution	179,159	348,809	—
Fleet and wholesale	536,585	841,617	1,075,831

Total revenues	9,523,105	11,637,136	12,781,717

Cost of sales:
New vehicle	4,286,224	5,449,476	6,346,555
Used vehicle	2,376,358	2,634,607	2,855,836
Service and parts	593,463	623,032	614,105
Distribution	161,000	294,535	—
Fleet and wholesale	523,749	845,282	1,068,692

Total cost of sales	7,940,794	9,846,932	10,885,188

Gross profit	1,582,311	1,790,204	1,896,529
Selling, general and administrative expenses	1,318,980	1,493,903	1,507,721
Intangible impairments	—	643,459	—
Depreciation and amortization	54,234	53,877	50,007

Operating income (loss)	209,097	(401,035)	338,801
Floor plan interest expense	(35,662)	(64,188)	(73,104)
Other interest expense	(55,201)	(54,504)	(55,266)
Debt discount amortization	(13,043)	(13,984)	(12,896)
Equity in earnings of affiliates	13,808	16,513	4,084
Gain on debt repurchase	10,429	—	—
Loss on debt redemption	—	—	(18,634)

Income (loss) from continuing operations before income taxes	129,428	(517,198)	182,985
Income taxes	(45,386)	105,741	(61,783)

Income (loss) from continuing operations	84,042	(411,457)	121,202
(Loss) income from discontinued operations, net of tax	(7,122)	(7,446)	1,031

Net income (loss)	76,920	(418,903)	122,233
Less: Income attributable to non-controlling interests	459	1,133	1,972

Net income (loss) attributable to Penske Automotive Group common stockholders	$76,461	$(420,036)	$120,261

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.91	$(4.39)	$1.26
Discontinued operations	(0.08)	(0.08)	0.01
Net income (loss)	$0.84	$(4.47)	$1.27
Shares used in determining basic earnings per share	91,557	93,958	94,854
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.91	$(4.39)	$1.25
Discontinued operations	(0.08)	(0.08)	0.01
Net income (loss)	$0.83	$(4.47)	$1.27
Shares used in determining diluted earnings per share	91,653	93,958	95,046
Amounts attributable to Penske Automotive Group common stockholders:
Income (loss) from continuing operations	$84,042	$(411,457)	$121,202
Less: Income attributable to non-controlling interests	459	1,133	1,972

Income (loss) from continuing operations, net of tax	83,583	(412,590)	119,230
(Loss) income from discontinued operations, net of tax	(7,122)	(7,446)	1,031

Net income (loss)	$76,461	$(420,036)	$120,261

Cash dividends per share	$—	$0.36	$0.30
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

	Voting and
	Non-voting				Accumulated		Total
	Common Stock		Additional		Other		Stockholders’ Equity			Comprehensive Income
	Issued		Paid-in	Retained	Comprehensive	Treasury	Attributable to Penske	Non-controlling	Total	Attributable to Penske	Non-controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Automotive Group	Interest	Equity	Automotive Group	Interest	Total
Balance, January 1, 2007	94,468,013	$9	$811,887	$486,298	$79,379	$(45,233)	$1,332,340	$15,031	$1,347,371
Adoption of new accounting pronouncement (note 16)	—	—	—	(4,430)	—	—	(4,430)	—	(4,430)
Equity compensation	346,265	—	7,721	—	—	—	7,721	—	7,721
Exercise of options, including tax benefit of $1,113	205,485	—	2,614	—	—	—	2,614	—	2,614
Dividends	—	—	—	(28,447)	—	—	(28,447)	—	(28,447)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,230)	(3,230)
Sale of subsidiary shares to non-controlling interest	—	—	—	—	—	—	—	465	465
Foreign currency translation	—	—	—	—	12,745	—	12,745	—	12,745	$12,745	$—	$12,745
Other	—	—	—	—	7,864	—	7,864	1,030	8,894	7,864	—	7,864
Retirement of treasury stock	—	—	(45,233)	—	—	45,233	—	—	—
Net income	—	—	—	120,261	—	—	120,261	1,972	122,233	120,261	1,972	122,233

Balance, December 31, 2007	95,019,763	9	776,989	573,682	99,988	—	1,450,668	15,268	1,465,936	$140,870	$1,972	$142,842

Equity compensation	365,825	—	6,884	—	—	—	6,884	—	6,884
Exercise of options, including tax benefit of $245	60,336	—	825	—	—	—	825	—	825
Repurchase of common stock	(4,015,143)	—	(53,661)	—	—	—	(53,661)	—	(53,661)
Dividends	—	—	—	(33,902)	—	—	(33,902)	—	(33,902)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,565)	(1,565)
Purchase of subsidiary shares from non-conrolling interests	—	—	—	—	—	—	—	(12,389)	(12,389)
Sale of subsidiary shares to non-controlling interest	—	—	—	—	—	—	—	402	402
Foreign currency translation	—	—	—	—	(134,087)	—	(134,087)	—	(134,087)	$(134,087)	$—	$(134,087)
Other	—	—	—	—	(11,890)	—	(11,890)	771	(11,119)	(11,890)	—	(11,890)
Net (loss) income	—	—	—	(420,036)	—	—	(420,036)	1,133	(418,903)	(420,036)	1,133	(418,903)

Balance, December 31, 2008	91,430,781	9	731,037	119,744	(45,989)	—	804,801	3,620	808,421	$(566,013)	$1,133	$(564,880)

Equity compensation	153,757	—	5,718	—	—	—	5,718	—	5,718
Exercise of options, including tax benefit of $128	33,208	—	349	—	—	—	349	—	349
Distributions to non-controlling interests	—	—	—	—	—	—	—	(565)	(565)
Sale of subsidiary shares to non-controlling interest	—	—	94	—	—	—	94	64	158
Foreign currency translation	—	—	—	—	47,920	—	47,920	—	47,920	$47,920	$—	$47,920
Other	—	—	—	—	7,118	—	7,118	—	7,118	7,118	—	7,118
Net income	—	—	—	76,461	—	—	76,461	459	76,920	76,461	459	76,920

Balance, December 31, 2009	91,617,746	$9	$737,198	$196,205	$9,049	$—	$942,461	$3,578	$946,039	$131,499	$459	$131,958

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating Activities:
Net income (loss)	$76,920	$(418,903)	$122,233
Adjustments to reconcile net income (loss) to net cash from continuing operating activities:
Intangible impairments	—	643,459	—
Depreciation and amortization	54,234	53,877	50,007
Debt discount amortization	13,043	13,984	12,896
Undistributed earnings of equity method investments	(13,808)	(13,821)	(4,084)
Loss (income) from discontinued operations, net of tax	7,122	7,446	(1,031)
Loss on debt redemption	—	—	18,634
Gain on debt repurchase	(10,733)	—	—
Deferred income taxes	45,699	(106,431)	24,782
Changes in operating assets and liabilities:
Accounts receivable	(27,101)	145,235	21,947
Inventories	297,803	145,278	(144,803)
Floor plan notes payable	(189,107)	(2,558)	208,238
Accounts payable and accrued expenses	37,171	(121,823)	(33,583)
Other	12,201	58,885	25,258

Net cash from continuing operating activities	303,444	404,628	300,494

Investing Activities:
Purchase of equipment and improvements	(90,315)	(211,832)	(194,492)
Proceeds from sale-leaseback transactions	2,338	37,422	131,793
Dealership acquisitions, net, including repayment of sellers’ floor plan notes payable of $5,784, $30,711 and $51,904, respectively	(11,476)	(147,089)	(180,721)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	—	(219,000)	—
Other	17,994	(1,500)	15,518

Net cash from continuing investing activities	(81,459)	(541,999)	(227,902)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	409,900	550,900	426,900
Repayments under U.S. credit agreement revolving credit line	(409,900)	(550,900)	(426,900)
Proceeds from U.S. credit agreement term loan	—	219,000	—
Repayments under U.S. credit agreement term loan	(60,000)	(10,000)	—
Repurchase 3.5% senior subordinated convertible notes	(51,424)	—	—
Proceeds from mortgage facility	—	42,400	—
Net repayments of other long-term debt	(17,402)	(1,520)	(34,190)
Net (repayments) borrowings of floor plan notes payable — non-trade	(84,088)	(52,783)	188,692
Payment of deferred financing costs	—	(661)	—
Redemption 9 5/8% senior subordinated debt	—	—	(314,439)
Proceeds from exercises of options, including excess tax benefit	349	821	2,614
Repurchases of common stock	—	(53,661)	—
Dividends	—	(33,902)	(28,447)

Net cash from continuing financing activities	(212,565)	109,694	(185,770)

Discontinued operations:
Net cash from discontinued operating activities	(5,596)	(2,938)	17,283
Net cash from discontinued investing activities	2,065	64,472	69,697
Net cash from discontinued financing activities	(9,228)	(30,365)	21,751

Net cash from discontinued operations	(12,759)	31,169	108,731

Net change in cash and cash equivalents	(3,339)	3,492	(4,447)
Cash and cash equivalents, beginning of period	17,108	13,616	18,063

Cash and cash equivalents, end of period	$13,769	$17,108	$13,616

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$92,804	$125,184	$138,941
Income taxes	18,251	8,862	35,054
Seller financed/assumed debt	—	4,728	2,992
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
1. Organization and Summary of Significant Accounting Policies
Business Overview and Concentrations
Penske Automotive Group, Inc. (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, parts, collision repair, finance and lease contracts, third-party insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a significant number of franchise agreements, could have a material impact on the Company’s results of operations, financial position and cash flows. For the year ended December 31, 2009, BMW/MINI franchises accounted for 21% of the Company’s total revenues, Toyota/Lexus franchises accounted for 19%, Honda/Acura franchises accounted for 14%, and Daimler and Audi franchises each accounted for 10%. No other manufacturers’ franchises accounted for more than 10% of our total revenue. At December 31, 2009 and 2008, the Company had receivables from manufacturers of $80,661 and $72,301, respectively. In addition, a large portion of the Company’s contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance subsidiaries. In 2007, the Company established a wholly-owned subsidiary, smart USA Distributor LLC (“smart USA”), which is the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico.
Basis of Presentation
Results for the year ended December 31, 2009 include a $10,429 pre-tax gain relating to the repurchase of $68,740 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes. Results for the year ended December 31, 2008 include pre-tax charges of $661,880, including $643,459 relating to pre-tax goodwill and franchise asset impairments, as well as, an additional $18,421 of pre-tax dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike. Results for the year ended December 31, 2007 include pre-tax charges of $18,634 relating to the redemption of $300.0 million aggregate principal amount of 9.625% Senior Subordinated Notes and $6,267 of pre-tax impairment charges.
The consolidated financial statements include all majority-owned subsidiaries. Investments in affiliated companies, representing an ownership interest in the voting stock of the affiliate of between 20% and 50% or an investment in a limited partnership or a limited liability corporation for which the Company’s investment is more than minor, are stated at cost of acquisition plus the Company’s equity in undistributed net earnings since acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company evaluated subsequent events through February 24, 2010, the date the consolidated financial statements were filed with the SEC.
The consolidated financial statements have been adjusted for entities that have been treated as discontinued operations through December 31, 2009 in accordance with general accounting principles.
In June 2008, the Company acquired a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation in exchange for $219,000. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management.
Reclassification
The 2008 balance sheet has been reclassified to conform to current year presentation.

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
Contracts in Transit
Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in the Company’s consolidated balance sheets, amounted to $120,619 and $105,902 as of December 31, 2009 and 2008, respectively.
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
Income Taxes
Tax regulations may require items to be included in our tax return at different times than those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not more likely than not to allow for the use of the deduction or credit.

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
Impairment Testing
Franchise value impairment is assessed as of October 1 every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value, and an impairment loss may be recognized up to that excess. The fair value of franchise value is determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, and the Company’s cost of capital. The Company also evaluates its franchise agreements in connection with the annual impairment testing to determine whether events and circumstances continue to support its assessment that the franchise agreements have an indefinite life. As discussed in Note 7, the Company determined that the carrying value as of December 31, 2008 relating to certain of its franchise agreements was impaired and recorded a pre-tax non-cash impairment charge of $37,110.
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. The Company has determined that the dealerships in each of its operating segments within the Retail reportable segment, which are organized by geography, are components that are aggregated into five reporting units as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Accordingly, our operating segments are also considered our reporting units for the purpose of goodwill impairment testing relating to the Company’s Retail reportable segment. There is no goodwill recorded in the Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed the estimated fair value. The fair value of goodwill is determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and the Company’s cost of capital. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to that excess. As discussed in Note 7, the Company determined that the carrying value of goodwill as of December 31, 2008 relating to certain reporting units was impaired and recorded a pre-tax non-cash impairment charge of $606,349.
Investments
In 2009, investments included investments in businesses accounted for under the equity method. In 2008 and 2007, investments also included marketable securities. A majority of the Company’s investments are in joint venture relationships. Such joint venture relationships are accounted for under the equity method, pursuant to which the Company records its proportionate share of the joint ventures’ income each period. In December 2009, the Company exited from its joint venture investment in Mexico, which resulted in a gain of $581. In June 2008, the Company acquired the 9.0% limited partnership interest in PTL for $219,000 from GE Capital.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and the Company’s cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value. During 2007, the Company recorded an adjustment to the carrying value of an investment to recognize an other than temporary impairment of $3,360. As a result of continued deterioration in the value of the investment, the Company recorded an additional other than temporary impairment charge of $506 during 2008.
Foreign Currency Translation
For all of the Company’s foreign operations, the functional currency is the local currency. The revenue and expense accounts of the Company’s foreign operations are translated into U.S. dollars using the average exchange rates that prevailed during the period. Assets and liabilities of foreign operations are translated into U.S. dollars using period end exchange rates. Cumulative translation adjustments relating to foreign functional currency assets and liabilities are recorded in accumulated other comprehensive income (loss), a separate component of equity.
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

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.75% Senior Subordinated Notes due 2016	$375,000	$352,688	$375,000	$150,938
3.5% Senior Subordinated Convertible Notes due 2026	289,344	306,833	339,128	206,250
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
Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, the Company sells its installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. The Company receives a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. The Company also receives commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company received may be charged back based on the terms of the contracts. The revenue the Company records relating to these transactions is net of an estimate of the amount of chargebacks the Company will be required to pay. The Company’s estimate is based upon the Company’s historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $19,263 and $20,420 as of December 31, 2009 and 2008, respectively. Changes in reserve estimates relate primarily to a decrease in current period revenues.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Defined Contribution Plans
The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. The Company suspended its 2009 contributions to its U.S. 401(K) plan and intends to reinstate the matching contributions relating to employees’ 2010 contributions. The Company incurred expense of $5,932, $10,424 and $11,053 relating to such plans during the years ended December 31, 2009, 2008 and 2007, respectively.
Advertising
Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred net advertising costs of $62,970, $80,952 and $86,864 during the years ended December 31, 2009, 2008 and 2007, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $9,704, $7,693 and $15,524 during the years ended December 31, 2009, 2008 and 2007, respectively.
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
Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. For the year ended December 31, 2008, no stock options were included in the computation of diluted loss per share because the Company reported a net loss from continuing operations attributable to Penske Automotive Group common stockholders and the effect of their inclusion would be anti-dilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 follows:

	Year Ended December 31,
	2009	2008	2007
Weighted average number of common shares outstanding	91,557	93,958	94,854
Effect of non-participatory equity compensation	96	—	192

Weighted average number of common shares outstanding, including effect of dilutive securities	91,653	93,958	95,046

There were no anti-dilutive stock options outstanding during the years ended December 31, 2009 or 2007. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 9, may be converted to voting common stock. As of December 31, 2009, 2008, and 2007, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.
Hedging
General accounting principles relating to derivative instruments and hedging activities require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. These accounting principles also define requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), a separate component of equity, and recorded in the income statement only when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Stock-Based Compensation
General accounting principles relating to share-based payments require the Company to record compensation expense for all awards based on their grant-date fair value. The Company’s share-based payments have generally been in the form of “non-vested shares,” the fair value of which are measured as if they were vested and issued on the grant date.
New Accounting Pronouncements
A new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) became effective for the Company on January 1, 2010. The new guidance replaces the current quantitative model for determining the primary beneficiary of a variable interest entity with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the variable interest entity’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The new guidance also requires: an additional reconsideration event for determining whether an entity is a VIE when holders of an at risk equity investment lose voting or similar rights to direct the activities that most significantly impact the entities economic performance; ongoing assessments of whether an enterprise is the primary beneficiary of a VIE; separate presentation of the assets and liabilities of the VIE on the balance sheet; and additional disclosures about an entity’s involvement with a VIE. The adoption of the accounting pronouncement will not impact the Company’s consolidated financial statements.
2. Equity Method Investees
In December 2009, the Company exited from its joint venture investment in Mexico which operates several Toyota franchises resulting in a gain of $581.
In June 2008, the Company acquired the 9.0% limited partnership interest in PTL for $219,000.
The Company’s other investments in companies that are accounted for under the equity method consist of the following: the Jacobs Group (50%), the Nix Group (50%), the Reisacher Group (50%), Penske Wynn Ferrari Maserati (50%), Max Cycles (50%), QEK Global Solutions (22.5%), Cycle Express, LP (9.4%), Innovative Media (45%), and Fleetwash, LLC (7%). All of these operations except QEK, Fleetwash, Cycle Express, Max Cycles, and Innovative Media are engaged in the sale and servicing of automobiles. QEK is an automotive fleet management company, Fleetwash provides vehicle fleet washing services, Cycle Express provides auction services to the motorcycle, ATV and other recreational vehicle market, Max Cycles is engaged in the sale and servicing of BMW motorcycles, and Innovative Media provides dealership graphics. The Company’s investment in entities accounted for under the equity method amounted to $295,473 and $296,487 at December 31, 2009 and 2008, respectively.
The combined results of operations and financial position of the Company’s equity basis investments are summarized as follows:
Condensed income statement information:

	Year Ended December 31,
	2009	2008	2007
Revenues	$4,748,082	$5,220,893	$1,074,144
Gross margin	1,794,563	2,003,977	199,033
Net income	138,504	242,001	7,079

Equity in net income of affiliates	13,808	16,513	4,084

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Condensed balance sheet information:

	December 31,	December 31,
	2009	2008
Current assets	$981,431	$1,097,773
Noncurrent assets	6,216,491	6,725,220

Total assets	$7,197,922	$7,822,993

Current liabilities	$924,225	$1,028,494
Noncurrent liabilities	5,285,405	5,739,895
Equity	988,292	1,054,604

Total liabilities and equity	$7,197,922	$7,822,993

3. Business Combinations
The Company’s retail operations acquired five and thirteen franchises during 2009 and 2008, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2009 and 2008 follows:

	December 31,
	2009	2008
Accounts receivable	$—	$4,845
Inventory	5,921	70,130
Other current assets	129	962
Property and equipment	3,250	4,734
Goodwill	1,746	57,729
Franchise value	749	23,894
Other assets	—	1,084
Current liabilities	(319)	(11,561)

Total consideration	11,476	151,817
Seller financed/assumed debt	—	(4,728)

Cash used in dealership acquisitions	$11,476	$147,089

4. Discontinued Operations
The Company accounts for dispositions of its retail operations as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations.
In evaluating whether the cash flows of a dealership in its Retail reportable segment will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company owned dealerships, the Company does not treat the disposition as a discontinued operation if it believes that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining or replacement franchises. The net assets of dealerships accounted for as discontinued operations in the accompanying consolidated balance sheets were immaterial. Combined income statement information regarding dealerships accounted for as discontinued operations follows:

	Year Ended December 31,
	2009	2008	2007
Revenues	$34,995	$280,610	$666,897
Pre-tax (loss) income	(7,089)	(7,417)	791
Gain (loss) on disposal	(3,503)	(7,391)	1,276

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
5. Inventories
Inventories consisted of the following:

	December 31,	December 31,
	2009	2008
New vehicles	$901,222	$1,245,342
Used vehicles	326,376	259,634
Parts, accessories and other	78,934	81,938

Total inventories	$1,306,532	$1,586,914

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $28,757, $24,678 and $30,841 during the years ended December 31, 2009, 2008 and 2007, respectively.
6. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2009	2008
Buildings and leasehold improvements	$670,992	$583,106
Furniture, fixtures and equipment	312,456	292,705

Total	983,448	875,811
Less: Accumulated depreciation and amortization	(256,613)	(212,913)

Property and equipment, net	$726,835	$662,898

As of December 31, 2009 and 2008, approximately $27,900 and $27,800, respectively, of capitalized interest is included in buildings and leasehold improvements and is being amortized over the useful life of the related assets.
7. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and franchise value during the years ended December 31, 2009 and 2008:

		Franchise
	Goodwill	Value
Balance — December 31, 2007, net of accumulated impairment losses of $0 and $0, respectively	$1,429,399	$235,505
Additions	57,623	23,894
Deletions	(356)	(1,758)
Impairment	(606,349)	(37,110)
Foreign currency translation	(103,634)	(24,173)

Balance — December 31, 2008, net of accumulated impairment losses of $606,349 and $37,110, respectively	$776,683	$196,358
Additions	1,101	749
Deletions	—	(1,128)
Foreign currency translation	32,539	5,777

Balance — December 31, 2009, net of accumulated impairment losses of $606,349 and $37,110, respectively	$810,323	$201,756

The test for goodwill impairment, as defined by general accounting principles related to goodwill and other intangibles, is a two-step approach. The first step of the goodwill impairment test requires a determination of whether or not the fair value of a reporting unit is less than its carrying value. If so, the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step to all of the reporting units’ assets and liabilities, including goodwill (as if the calculated fair value was the purchase price in a business combination). If the calculated fair value of the implied goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is recognized as a non-cash impairment charge. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
We estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using our weighted average cost of capital as the discount rate. We also considered whether the allocation of our enterprise value, which is comprised of our market capitalization and our debt, supported the values obtained through our “income” approach. Through this consideration we include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. The discounted cash flow approach used in the impairment test contains significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the Company’s cost of capital. Due to the weak operating environment of the past eighteen months, the Company adjusted the assumptions underlying its historical discounted cash flow. Among the assumptions applied are projected cash flows beginning after 2009 at levels slightly above recent levels to reflect anticipated improvement to the business environment, while the residual value reflects a growth rate more consistent with our historical growth rate. Additionally, the discount rate used in the current year reflects a movement towards historical assumptions versus that applied in the prior year analysis where there was more turbulence in worldwide credit markets.
The requirements of the goodwill impairment testing process are such that, in our situation, if the first step of the impairment testing process indicates that the fair value of the reporting unit is below its carrying value (even by a relatively small amount), the requirements of the second step of the test result in a significant decrease in the amount of goodwill recorded on the balance sheet. This is due to the fact that, prior to our adoption on July 1, 2001 of general accounting principles relating to business combinations, we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we are required by general accounting principles related to goodwill and other intangibles to assign value to any previously unrecognized identifiable intangible assets (including such franchise rights, which are substantial) even though such amounts are not separately recorded on our consolidated balance sheet. As the calculated fair value of goodwill exceeded the carrying value in step one in 2009, there was no requirement to perform step two. In 2008, as a result of completing the first step of this interim goodwill impairment test, we determined that the carrying value of the goodwill in four of our five reporting units exceeded their fair value, which required us to perform the second step of the goodwill impairment test. Based on the results of the second step of the goodwill impairment test, we determined that goodwill was impaired, and we recorded pre-tax non-cash impairment charge of $606,349 in 2008.
In connection with the impairment testing of our goodwill noted above, we also tested our franchise value for impairment and there was no impairment of the carrying value associated with franchise value in 2009. In 2008, this testing resulted in a $37,110 impairment.
If the growth assumptions embodied in the current year impairment test prove inaccurate, the Company may incur impairment charges. In particular, a decline of 20% or more in the estimated fair market value of our U.K. reporting unit would yield a substantial write down. The net book value of the goodwill attributable to the U.K. reporting unit is approximately $339,500, a substantial portion of which would likely be written off if step one of the impairment test indicated impairment. If we experienced such a decline in our other reporting units, we would not expect to incur significant goodwill impairment charges. However, a 10% reduction in the estimated fair value of the franchises would result in franchise value impairment charges of approximately $5,700.
8. Floor Plan Notes Payable — Trade and Non-trade
The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, the Company has not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries, and in the U.S. are guaranteed by the Company. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Bank Rate, or the Euro Interbank offer Rate. The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 10, was 2.7%, 5.0% and 5.2% for the years ended December 31, 2009, 2008 and 2007, respectively. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated balance sheets and classifies related cash flows as a financing activity on its consolidated statements of cash flows.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
9. Long-Term Debt
Long-term debt consisted of the following:

	December 31,	December 31,
	2009	2008
U.S. credit agreement — term loan	$149,000	$209,000
U.K. credit agreement — revolving credit line	59,803	59,831
U.K. credit agreement — term loan	17,115	25,752
U.K. credit agreement — seasonally adjusted overdraft line of credit	12,048	9,502
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	289,344	339,128
Mortgage facilities	41,358	42,243
Other	2,740	2,909

Total long-term debt	946,408	1,063,365
Less: current portion	(12,442)	(11,305)

Net long-term debt	$933,966	$1,052,060

Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2010	$12,442
2011	313,050
2012	150,134
2013	73,048
2014	1,257
2015 and thereafter	413,393

Total long-term debt maturities	963,324
Less: unamortized debt discount	16,916

Total long-term debt reported	$946,408

Principal repayments under our 3.5% senior subordinated notes due in 2026 are reflected in the table above, however, while these notes are not due until 2026, the holders may require us to purchase all or a portion of their notes for cash in 2011. This acceleration of ultimate repayment is reflected in the table above.
U.S. Credit Agreement
The Company is party to a $409,000 credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $149,000 (originally funded for $219,000), and for an additional $10,000 of availability for letters of credit, through September 30, 2012. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. We repaid $60,000 of this term loan during 2009.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2009, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2009, $149,000 of term loans and $1,250 of letters of credit and no revolving borrowings were outstanding under the U.S. credit agreement.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement, as amended, with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, and for working capital and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £100,000 in revolving loans through August 31, 2013, which bears interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan originally funded for £30,000 which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand seasonally adjusted overdraft line of credit for up to £20,000 that bears interest at the Bank of England Base Rate plus 1.75%.
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2009, the U.K. Subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of December 31, 2009, outstanding loans under the U.K. Credit Agreement amounted to £55,043 ($88,966), including £10,589 ($17,115) under the term loan.
7.75% Senior Subordinated Notes
On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on a unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2009, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
In January 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $306,260 were outstanding at December 31, 2009. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2009, the Company was in compliance with all negative covenants and there were no events of default.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the related indenture covering the Convertible Notes, of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion.
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
The liability and equity components related to the Convertible Notes consist of the following:

	December 31,	December 31,
	2009	2008
Carrying amount of the equity component	$43,093	$43,093

Principal amount of the liability component	$306,260	$375,000
Unamortized debt discount	16,916	35,872

Net carrying amount of the liability component	$289,344	$339,128

Based on amounts outstanding at December 31, 2009, the remaining unamortized debt discount will be amortized as additional interest expense through the date the Company expects to be required to redeem the Convertible Notes, approximately $13,423 of which will be recognized as an increase of interest expense over the next twelve months. The annual effective interest rate on the liability component is 8.25%.
In February 2010, the Company repurchased $44,050 principal amount of its outstanding Convertible Notes for $44,380.
Mortgage Facilities
The Company is party to a $42,400 mortgage facility with respect to certain of its dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event the Company exercises its options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property relating to the properties under the mortgage facility are subject to security interests granted to the lender. As of December 31, 2009, $41,358 was outstanding under this facility.

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
Prior to the third quarter of 2009, the swaps were designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affected earnings. During the quarter ended September 30, 2009, the Company experienced declines in outstanding floor plan debt balances related to certain floor plan lenders due to significant declines in vehicle inventory levels which caused hedged floor plan balances to fall below the notional value of the swap agreements. The Company elected to de-designate these cash flow hedges on September 30, 2009, and, as a result, recorded a net loss of $1,057 in floor plan interest expense.
The Company re-designated $290,000 of the interest rate swap agreements as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on that $290,000 of the swap agreements is reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Future settlements and changes in the fair value related to the undesignated $10,000 of the swap agreements will be recorded as realized and unrealized gains/losses within interest expense.
As of December 31, 2009, the Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements designated as hedging instruments to be a liability of $9,963, of which $9,250 and $713 are recorded in accrued expenses and other long-term liabilities, respectively. The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements not designated as hedging instruments as of December 31, 2009 to be a liability of $344, of which $319 and $25 are recorded in accrued expenses and other long-term liabilities, respectively.
During the year ended December 31, 2009, the Company recognized a net gain of $2,952 related to the effective portion of the interest rate swap agreements designated as hedging instruments in accumulated other comprehensive income, and reclassified $10,917 of the existing derivative losses, including the $1,057 loss on de-designation, from accumulated other comprehensive income into floor plan interest expense. The Company expects approximately $8,157 associated with the swaps to be recognized as an increase of interest expense over the next twelve months as the hedged interest payments become due. During the year ended December 31, 2009, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.8%.
11. Off-Balance Sheet Arrangements
See Note 12 for a discussion of the Company’s lease obligations relating to properties associated with disposed franchises.
12. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2009, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at the Company’s election. The Company estimates the total rent obligations under these leases including any extension periods it may exercise at its discretion and assuming constant consumer price indices to be $4.8 billion. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease.
Minimum future rental payments required under operating leases in effect as of December 31, 2009 are as follows:

2010	$178,539
2011	177,185
2012	176,117
2013	175,125
2014	174,190
2015 and thereafter	3,914,449

$4,795,605

Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $165,256, $160,113 and $150,430, respectively. Of the total rental payments, $431, $470 and $455, respectively, were made to related parties during 2009, 2008 and 2007, respectively (See Note 13).
The Company has sold a number of dealerships to third parties and, as a condition to certain of those sales, remains liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. The Company is also party to lease agreements on properties that it no longer uses in its retail operations that it has sublet to third parties. The Company relies on subtenants to pay the associated rent and maintain the property at these locations. In the event the subtenant does not perform as expected, the Company may not be able to recover amounts owed to it and the Company could be required to fulfill these obligations. The aggregate rent paid by the tenants on those properties in 2009 was approximately $11,722, and, in aggregate, the Company currently guarantees or is otherwise liable for approximately $202,486 of these lease payments, including lease payments during available renewal periods.
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
13. Related Party Transactions
The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. During the years ended December 31, 2009, 2008 and 2007, the Company paid $431, $470 and $455, respectively, to AGR under these lease agreements. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR. Any such transaction is valued at a price that is independently confirmed. There were no purchase or sale transactions with AGR in 2007, 2008, or 2009.
The Company sometimes pays to and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions and those relating to AGR mentioned above are reviewed periodically by the Company’s Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During the years ended December 31, 2009, 2008 and 2007, Penske Corporation and its affiliates billed the Company $3,368, $2,522 and $3,989, respectively, and the Company billed Penske Corporation and its affiliates $24, $27 and $105, respectively, for such services. As of December 31, 2009 and 2008, the Company had $13 and $11 of receivables from and $363 and $313 of payables to Penske Corporation and its subsidiaries, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The Company, Penske Corporation and certain affiliates have entered into a joint insurance agreement which provides that, with respect to any joint insurance (currently only our joint crime insurance policy), available coverage with respect to a loss shall be paid to each party per occurrence as stipulated in the policies. In the event of losses by the Company and Penske Corporation that exceed the limit of liability for any policy or policy period, the total policy proceeds will be allocated based on the ratio of premiums paid.
The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GE Capital. The Company is party to a partnership agreement among the other partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. In 2009 and 2008, the Company received $20,012 and $2,691, respectively, from PTL in pro rata cash dividends.
The Company is also party to a five year sublease pursuant to which PTL occupies a portion of one of our dealership locations in New Jersey for $87 per year plus its pro rata share of certain property expenses. During 2009 and 2008, respectively, smart USA paid PTL $1,217 and $1,164 for assistance with roadside assistance and other services to smart fortwo owners, of which $863 and $860, respectively, were pass-through expenses to be paid by PTL to third party vendors. In 2009, PTL began hosting the Company’s disaster recovery site. Annual fees paid to PTL for this service will be $70. The Company paid $17 for these services in 2009.
Pursuant to the repurchase program described in Note 15 below, the Company repurchased an aggregate of 950,000 shares of it’s outstanding common stock from Eustace W. Mita, a former director, for $10,300 in 2008. The transaction prices were based on the closing prices of the Company’s common stock on the New York Stock Exchange on the dates the shares were acquired.
From time to time the Company enters into joint venture relationships in the ordinary course of business, pursuant to which it owns and operates automotive dealerships together with other investors. The Company may also provide these dealerships with working capital and other debt financing at costs that are based on the Company’s incremental borrowing rate. As of December 31, 2009, the Company’s automotive joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	87.95	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Munich, Germany	BMW, MINI	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Achen, Germany	Audi, Lexus, Toyota, Volkswagen	50.00	%(C)

(A)
An entity controlled by one of the Company’s directors, Lucio A. Noto (the “Investor”), owns a 12.05% interest in this joint venture, which entitles the Investor to 20% of the operating profits of the joint venture. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in the Company’s financial statements.

(C)	Entity is accounted for using the equity method of accounting.
14. Stock-Based Compensation
Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 4,200 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of December 31, 2009, 2,089 shares of common stock were available for grant under the Plan. Compensation expense related to the Plan was $5,631, $5,710, and $5,045 during the years ended December 31, 2009, 2008 and 2007, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Restricted Stock
During 2009, 2008 and 2007, the Company granted 114, 378 and 269 shares, respectively, of restricted common stock at no cost to participants under the Plan. The restricted stock entitles the participants to vote their respective shares and receive dividends. The shares are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four year period from the grant date. The grant date quoted market price of the underlying common stock is amortized as expense over the restriction period. As of December 31, 2009, there was $5,606 of total unrecognized compensation cost related to the restricted stock. That cost is expected to be recognized over the next 3.5 years.
Presented below is a summary of the status of the Company’s restricted stock as of December 31, 2008 and changes during the year ended December 31, 2009:

		Weighted Average
	Shares	Grant-Date Fair Value	Intrinsic Value
December 31, 2008	740	$19.45	$5,700
Granted	114	9.98
Vested	(250)	17.36
Forfeited	(21)	11.75

December 31, 2009	583	$18.49	$8,880

Stock Options
Options were granted by the Company prior to 2006. These options generally vested over a three year period and had a maximum term of ten years.
Presented below is a summary of the status of stock options held by participants during 2009, 2008 and 2007:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	324	$9.01	386	$9.11	733	$8.40
Granted	—	—	—	—	—	—
Exercised	33	6.65	60	9.61	205	7.30
Forfeited	—	—	2	8.95	142	8.05

Options outstanding at end of year	291	$9.29	324	$9.01	386	$9.11

The total intrinsic value of stock options exercised was $325, $641, and $2,819 in 2009, 2008, and 2007, respectively.
The following table summarizes the status of stock options outstanding and exercisable as of December 31, 2009:

		Weighted	Weighted			Weighted
	Stock	Average	Average		Stock	Average
	Options	Remaining	Exercise	Intrinsic	Options	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$3 to $6	68	1.2	$4.74	$714	68	$4.74	$714
$6 to $16	223	2.2	10.51	1,037	223	10.51	1,037

	291			$1,751	291		$1,751

15. Equity
Share Repurchase
During 2008, the Company repurchased 4.015 million shares of our outstanding common stock for $53,661, or an average of $13.36 per share, under a program approved by the Company’s board of directors.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, follow:

			Accumulated
			Other
	Currency		Comprehensive
	Translation	Other	Income (Loss)
Balance at December 31, 2006	$78,296	$1,083	$79,379
Change	12,745	7,864	20,609

Balance at December 31, 2007	91,041	8,947	99,988
Change	(134,087)	(11,890)	(145,977)

Balance at December 31, 2008	(43,046)	(2,943)	(45,989)
Change	47,920	7,118	55,038

Balance at December 31, 2009	$4,874	$4,175	$9,049

“Other” represents changes relating to other immaterial items, including: certain defined benefit plans in the U.K., changes in the fair value of interest rate swap agreements, and valuation adjustments relating to certain available for sale securities each of which has been excluded from net income and reflected in equity.
16. Income Taxes
Income taxes relating to income (loss) from continuing operations consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(27,518)	$(18,189)	$9,222
State and local	1,170	1,596	2,808
Foreign	25,452	17,285	24,317

Total current	(896)	692	36,347

Deferred:
Federal	37,646	(88,167)	15,869
State and local	7,549	(19,292)	3,489
Foreign	1,087	1,026	6,078

Total deferred	46,282	(106,433)	25,436

Income taxes relating to continuing operations	$45,386	$(105,741)	$61,783

Income taxes relating to income (loss) from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2009	2008	2007
Income taxes relating to continuing operations at federal statutory rate of 35%	$45,300	$(180,897)	$64,131
State and local income taxes, net of federal taxes	6,002	(12,832)	3,710
Foreign	(7,111)	(1,853)	(4,587)
Goodwill impairment	—	90,575	—
Other	1,195	(734)	(1,471)

Income taxes relating to continuing operations	$45,386	$(105,741)	$61,783

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The components of deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred Tax Assets
Accrued liabilities	$41,227	$41,362
Net operating loss carryforwards	27,502	24,051
Interest rate swap	3,924	6,273
Other	3,268	3,503

Total deferred tax assets	75,921	75,189
Valuation allowance	(6,073)	(3,378)

Net deferred tax assets	69,848	71,811

Deferred Tax Liabilities
Depreciation and amortization	(73,273)	(51,748)
Partnership investments	(93,551)	(58,992)
Convertible notes	(32,745)	(36,982)
Other	(1,940)	(2,575)

Total deferred tax liabilities	(201,509)	(150,297)

Net deferred tax liabilities	$(131,661)	$(78,486)

As of December 31, 2009 and 2008, approximately $689,522 of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences relating to such tax deductible goodwill.
General accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification and disclosure relating to income taxes. The Company adopted this accounting principle as of January 1, 2007, pursuant to which the Company recorded a $4,430 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
The movement in uncertain tax positions for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Uncertain tax positions — January 1, 2009	$32,901	$43,333	$39,339
Gross increase — tax position in prior periods	2,411	2,751	10,087
Gross decrease — tax position in prior periods	(165)	(787)	(498)
Gross increase — current period tax position	—	50	433
Settlements	—	(1,453)	(3,872)
Lapse in statute of limitations	(1,227)	(1,481)	(2,156)
Foreign exchange	2,967	(9,512)	—

Uncertain tax positions — December 31, 2009	$36,887	$32,901	$43,333

The Company has elected to include interest and penalties in its income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2009 was $7,958. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. The Company’s U.S. federal returns remain open to examination for 2006 to 2008 and various foreign and U.S. states jurisdictions are open for periods ranging from 2002 through 2008. The portion of the total amount of uncertain tax positions as of December 31, 2009 that would, if recognized, impact the effective tax rate was $27,872.
The Company does not provide for U.S. taxes relating to undistributed earnings or losses of its foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the U.K.) was $96,153, $35,112 and $103,395 during the years ended December 31, 2009, 2008 and 2007, respectively. It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2009, the Company has not provided U.S. federal income taxes on a total of $503,059 of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
At December 31, 2009, the Company has $23,186 of federal net operating loss carryforwards in the U.S. expiring in 2028, $226,586 of state net operating loss carryforwards in the U.S. that expire at various dates through 2029, $2,773 of federal capital loss carryforwards in the U.S. expiring in 2014, $3,981 of state capital loss carryforwards in the U.S. expiring through 2024, U.S. federal and state credit carryforwards of $4,929 that will not expire, a U.K. net operating loss carryforward of $4,014 that will not expire, a U.K. capital loss of $5,521 that will not expire, and a German net operating loss of $4,717 that will not expire. A valuation allowance of $4,859 has been recorded against the state net operating loss carryforwards in the U.S., a valuation allowance of $29 has been recorded against the state credit carryforwards in the U.S., and a valuation allowance of $1,185 has been recorded against federal and state capital loss carryforwards in the U.S.
The Company has classified its tax reserves as a long term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.
17. Segment Information
The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has three reportable segments as defined in general accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations, (ii) Distribution, consisting of our distribution of the smart fortwo vehicle, parts and accessories in the U.S. and Puerto Rico and (iii) PAG Investments, consisting of our investments in non-automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships. The individual dealership operations included in the Retail reportable segment have been grouped into five geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.
The following table summarizes revenues, floor plan interest expense, other interest expense, debt discount amortization, depreciation and amortization, equity in earnings (loss) of affiliates and income (loss) from continuing operations before certain non-recurring items and income taxes, which is the measure by which management allocates resources to its segments, and which we refer to as adjusted segment income (loss), for each of our reportable segments. Adjusted segment income excludes the items in the table below in order to enhance the comparability of segment income from period to period.

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2009	$9,344,022	$205,962	$—	$(26,879)	$9,523,105
2008	11,288,327	409,640	—	(60,831)	11,637,136
2007	12,781,717	—	—	—	12,781,717
Floor plan interest expense
2009	$34,894	$768	$—	$—	$35,662
2008	63,521	667	—	—	64,188
2007	73,104	—	—	—	73,104
Other interest expense
2009	$55,201	$—	$—	$—	$55,201
2008	54,504	—	—	—	54,504
2007	55,266	—	—	—	55,266
Debt discount amortization
2009	$13,043	$—	$—	$—	$13,043
2008	13,984	—	—	—	13,984
2007	12,896	—	—	—	12,896
Depreciation and amortization
2009	$53,532	$702	$—	$—	$54,234
2008	53,475	402	—	—	53,877
2007	50,007	—	—	—	50,007
Equity in earnings (losses) of affiliates
2009	$2,617	$—	$11,191	$—	$13,808
2008	3,293	—	13,220	—	16,513
2007	4,415	—	(331)	—	4,084

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Adjusted segment income (loss)
2009	$113,966	$(6,353)	$11,191	$195	$118,999
2008	83,502	30,525	13,220	(986)	126,261
2007	201,950	—	(331)	—	201,619
The following table reconciles total adjusted segment income (loss) to consolidated income (loss) from continuing operations before income taxes. The intangible impairment is associated with the Retail reportable segment as there is no goodwill reported in the Distribution or PAG Investments reportable segments.

	Year Ended December 31,
	2009	2008	2007
Adjusted segment income	$118,999	$126,261	$201,619
Gain on debt repurchase	10,429	—	—
Intangible impairments	—	(643,459)	—
Loss on debt redemption	—	—	(18,634)

Income (loss) from continuing operations before income taxes	$129,428	$(517,198)	$182,985

Total assets, equity method investments, and capital expenditures by reporting segment are as set forth in the table below.

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Total assets
2009	$3,524,314	$37,835	$234,443	$(585)	$3,796,007
2008	3,676,347	47,054	240,138	$(1,390)	3,962,149
Equity method investments
2009	$61,030	$—	$234,443	$—	$295,473
2008	56,349	—	240,138	—	296,487
Capital expenditures
2009	$90,315	$—	$—	$—	$90,315
2008	208,291	5,644	—	(2,103)	211,832
2007	190,530	5,405	—	(1,443)	194,492
The following table presents certain data by geographic area:

	Year Ended December 31,
	2009	2008	2007
Sales to external customers:
U.S.	$6,008,678	$7,396,382	$7,993,780
Foreign	3,514,427	4,240,754	4,787,937

Total sales to external customers	$9,523,105	$11,637,136	$12,781,717

Long-lived assets, net:
U.S.	$743,699	$770,329
Foreign	296,765	211,516

Total long-lived assets	$1,040,464	$981,845

The Company’s foreign operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
18. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2009(1)(2)(3)	Quarter	Quarter	Quarter	Quarter
Total revenues	$2,159,899	$2,324,621	$2,594,412	$2,444,173
Gross profit	368,608	395,265	424,020	394,418
Net income	16,202	14,167	27,662	18,889
Net income attributable to Penske Automotive Group common stockholders	16,282	14,079	27,423	18,677
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.18	$0.15	$0.30	$0.20

	First	Second	Third	Fourth
2008(1)(2)(4)	Quarter	Quarter	Quarter	Quarter
Total revenues	$3,176,199	$3,333,911	$2,972,433	$2,154,593
Gross profit	488,433	496,635	457,620	347,516
Net income (loss)	32,331	38,258	22,372	(511,864)
Net income (loss) attributable to Penske Automotive Group common stockholders	31,896	37,830	22,183	(511,945)
Diluted earnings (loss) per share attributable to Penske Automotive Group common stockholders	$0.33	$0.40	$0.24	$(5.59)

(1)	As discussed in Note 4, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

(3)
Results for the year ended December 31, 2009 include a first quarter pre-tax gain of $10,429 relating to the repurchase of $68,740 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes.

(4)
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
19. Condensed Consolidating Financial Information
The following tables include condensed consolidating financial information as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Cash and cash equivalents	$13,769	$—	$—	$12,114	$1,655
Accounts receivable, net	322,598	(230,299)	230,299	197,120	125,478
Inventories	1,306,532	—	—	780,924	525,608
Other current assets	95,560	—	1,725	61,774	32,061
Assets held for sale	5,005	—	—	5,005	—

Total current assets	1,743,464	(230,299)	232,024	1,056,937	684,802
Property and equipment, net	726,835	—	6,007	450,143	270,685
Intangible assets	1,012,079	—	—	570,558	441,521
Equity method investments	295,473	—	231,897	—	63,576
Other long-term assets	18,156	(1,287,938)	1,293,067	10,852	2,175

Total assets	$3,796,007	$(1,518,237)	$1,762,995	$2,088,490	$1,462,759

Floor plan notes payable	$772,926	$—	$—	$451,338	$321,588
Floor plan notes payable — non-trade	423,316	—	—	254,807	168,509
Accounts payable	190,325	—	3,268	74,946	112,111
Accrued expenses	227,725	(230,299)	344	112,231	345,449
Current portion of long-term debt	12,442	—	—	1,033	11,409
Liabilities held for sale	3,083	—	—	3,083	—

Total current liabilities	1,629,817	(230,299)	3,612	897,438	959,066
Long-term debt	933,966	(59,706)	813,344	43,066	137,262
Deferred tax liability	157,500	—	—	145,551	11,949
Other long-term liabilities	128,685	—	—	123,710	4,975

Total liabilities	2,849,968	(290,005)	816,956	1,209,765	1,113,252
Total equity	946,039	(1,228,232)	946,039	878,725	349,507

Total liabilities and equity	$3,796,007	$(1,518,237)	$1,762,995	$2,088,490	$1,462,759

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Cash and cash equivalents	$17,108	$—	$—	$14,126	$2,982
Accounts receivable, net	294,230	(196,465)	196,465	182,230	112,000
Inventories	1,586,914	—	—	996,199	590,715
Other current assets	88,437	—	2,711	59,859	25,867
Assets held for sale	20,574	—	—	8,656	11,918

Total current assets	2,007,263	(196,465)	199,176	1,261,070	743,482
Property and equipment, net	662,898	—	6,927	415,985	239,986
Intangible assets	973,041	—	—	541,191	431,850
Equity method investments	296,487	—	227,451	—	69,036
Other long-term assets	22,460	(1,293,431)	1,300,546	12,169	3,176

Total assets	$3,962,149	$(1,489,896)	$1,734,100	$2,230,415	$1,487,530

Floor plan notes payable	$961,993	$—	$—	$654,689	$307,304
Floor plan notes payable — non-trade	507,404	—	—	268,988	238,416
Accounts payable	178,994	—	2,183	79,849	96,962
Accrued expenses	196,704	(196,465)	368	94,848	297,953
Current portion of long-term debt	11,305	—	—	978	10,327
Liabilities held for sale	24,289	—	—	7,163	17,126

Total current liabilities	1,880,689	(196,465)	2,551	1,106,515	968,088
Long-term debt	1,052,060	(138,341)	923,128	44,117	223,156
Deferred tax liability	106,590	—	—	97,491	9,099
Other long-term liabilities	114,389	—	—	103,623	10,766

Total liabilities	3,153,728	(334,806)	925,679	1,351,746	1,211,109
Total equity	808,421	(1,155,090)	808,421	878,669	276,421

Total liabilities and equity	$3,962,149	$(1,489,896)	$1,734,100	$2,230,415	$1,487,530

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2009

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Revenues	$9,523,105	$—	$—	$5,565,756	$3,957,349
Cost of sales	7,940,794	—	—	4,609,527	3,331,267

Gross profit	1,582,311	—	—	956,229	626,082
Selling, general, and administrative expenses	1,318,980	—	18,259	807,020	493,701
Depreciation and amortization	54,234	—	1,160	33,501	19,573

Operating income (loss)	209,097	—	(19,419)	115,708	112,808
Floor plan interest expense	(35,662)	—	—	(25,182)	(10,480)
Other interest expense	(55,201)	—	(41,036)	(139)	(14,026)
Debt discount amortization	(13,043)	—	(13,043)	—	—
Equity in earnings of affiliates	13,808	—	11,087	—	2,721
Gain on debt repurchase	10,429	—	10,429	—	—
Equity in earnings of subsidiaries	—	(180,951)	180,951	—	—

Income from continuing operations before income taxes	129,428	(180,951)	128,969	90,387	91,023
Income taxes	(45,386)	63,679	(45,386)	(37,754)	(25,925)

Income from continuing operations	84,042	(117,272)	83,583	52,633	65,098
Loss from discontinued operations, net of tax	(7,122)	7,122	(7,122)	(4,747)	(2,375)

Net income	76,920	(110,150)	76,461	47,886	62,723
Less: Income attributable to non-controlling interests	459	—	—	—	459

Net income attributable to Penske Automotive Group common stockholders	$76,461	$(110,150)	$76,461	$47,886	$62,264

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2008

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Revenues	$11,637,136	$—	$—	$6,819,447	$4,817,689
Cost of sales	9,846,932	—	—	5,723,490	4,123,442

Gross profit	1,790,204	—	—	1,095,957	694,247
Selling, general, and administrative expenses	1,493,903	—	26,436	934,505	532,962
Intangible impairments	643,459	—	—	611,520	31,939
Depreciation and amortization	53,877	—	1,233	31,353	21,291

Operating (loss) income	(401,035)	—	(27,669)	(481,421)	108,055
Floor plan interest expense	(64,188)	—	—	(37,305)	(26,883)
Other interest expense	(54,504)	—	(37,412)	(228)	(16,864)
Debt discount amortization	(13,984)	—	(13,984)	—	—
Equity in earnings of affiliates	16,513	—	10,827	—	5,686
Equity in earnings of subsidiaries	—	450,093	(450,093)	—	—

(Loss) income from continuing operations before income taxes	(517,198)	450,093	(518,331)	(518,954)	69,994
Income taxes	105,741	(89,520)	105,741	110,885	(21,365)

(Loss) income from continuing operations	(411,457)	360,573	(412,590)	(408,069)	48,629
Loss from discontinued operations, net of tax	(7,446)	7,446	(7,446)	(6,540)	(906)

Net (loss) income	(418,903)	368,019	(420,036)	(414,609)	47,723
Less: Income attributable to non-controlling interests	1,133	—	—	—	1,133

Net (loss) income attributable to Penske Automotive Group common stockholders	$(420,036)	$368,019	$(420,036)	$(414,609)	$46,590

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2007

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Revenues	$12,781,717	$—	$—	$7,066,754	$5,714,963
Cost of sales	10,885,188	—	—	5,981,973	4,903,215

Gross profit	1,896,529	—	—	1,084,781	811,748
Selling, general, and administrative expenses	1,507,721	—	16,529	861,917	629,275
Depreciation and amortization	50,007	—	1,166	26,354	22,487

Operating income (loss)	338,801	—	(17,695)	196,510	159,986
Floor plan interest expense	(73,104)	—	—	(42,094)	(31,010)
Other interest expense	(55,266)	—	(31,061)	(97)	(24,108)
Debt discount amortization	(12,896)	—	(12,896)	—	—
Equity in earnings of affiliates	4,084	—	—	—	4,084
Loss on debt redemption	(18,634)	—	(18,634)	—	—
Equity in earnings of subsidiaries	—	(261,299)	261,299	—	—

Income from continuing operations before income taxes	182,985	(261,299)	181,013	154,319	108,952
Income taxes	(61,783)	89,186	(61,783)	(54,694)	(34,492)

Income from continuing operations	121,202	(172,113)	119,230	99,625	74,460
Income from discontinued operations, net of tax	1,031	(1,031)	1,031	1,013	18

Net income	122,233	(173,144)	120,261	100,638	74,478
Less: Income attributable to non-controlling interests	1,972	—	—	—	1,972

Net income attributable to Penske Automotive Group common stockholders	$120,261	$(173,144)	$120,261	$100,638	$72,506

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$303,444	$42,525	$87,038	$173,881

Investing Activities:
Purchase of equipment and improvements	(90,315)	(240)	(66,085)	(23,990)
Proceeds from sale — leaseback transactions	2,338	—	2,338	—
Dealership acquisitions, net	(11,476)	—	(3,556)	(7,920)
Other	17,994	11,485	(206)	6,715

Net cash from continuing investing activities	(81,459)	11,245	(67,509)	(25,195)

Financing Activities:
Repayments under U.S. credit agreement term loan	(60,000)	(60,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(51,424)	(51,424)	—	—
Net (repayments) borrowings of other long-term debt	(17,402)	57,305	(126)	(74,581)
Net (repayments) of floor plan notes payable — non-trade	(84,088)	—	(14,181)	(69,907)
Proceeds from exercises of options, including excess tax benefit	349	349	—	—
Distributions from (to) parent	—	—	317	(317)

Net cash from continuing financing activities	(212,565)	(53,770)	(13,990)	(144,805)

Net cash from discontinued operations	(12,759)	—	(7,551)	(5,208)

Net change in cash and cash equivalents	(3,339)	—	(2,012)	(1,327)
Cash and cash equivalents, beginning of period	17,108	—	14,126	2,982

Cash and cash equivalents, end of period	$13,769	$—	$12,114	$1,655

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$404,628	$23,547	$200,255	$180,826

Investing Activities:
Purchase of equipment and improvements	(211,832)	(3,547)	(130,814)	(77,471)
Proceeds from sale — leaseback transactions	37,422	—	23,223	14,199
Dealership acquisitions, net	(147,089)	—	(98,589)	(48,500)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	(219,000)	(219,000)	—	—
Other	(1,500)	—	—	(1,500)

Net cash from continuing investing activities	(541,999)	(222,547)	(206,180)	(113,272)

Financing Activities:
Proceeds from U.S. credit agreement term loan	219,000	219,000	—	—
Repayments under U.S. credit agreement term loan	(10,000)	(10,000)	—	—
Proceeds from mortgage facility	42,400	—	42,400	—
Net (repayments) borrowings of other long-term debt	(1,520)	77,263	7,794	(86,577)
Net (repayments) borrowings of floor plan notes payable — non-trade	(52,783)	—	(63,451)	10,668
Payment of deferred financing costs	(661)	(521)	—	(140)
Proceeds from exercises of options, including excess tax benefit	821	821	—	—
Repurchase of common stock	(53,661)	(53,661)	—	—
Distributions from (to) parent	—	—	4,824	(4,824)
Dividends	(33,902)	(33,902)	—	—

Net cash from continuing financing activities	109,694	199,000	(8,433)	(80,873)

Net cash from discontinued operations	31,169	—	24,740	6,429

Net change in cash and cash equivalents	3,492	—	10,382	(6,890)
Cash and cash equivalents, beginning of period	13,616	—	3,744	9,872

Cash and cash equivalents, end of period	$17,108	$—	$14,126	$2,982

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2007

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$300,494	$7,634	$117,499	$175,361

Investing Activities:
Purchase of equipment and improvements	(194,492)	(1,959)	(103,661)	(88,872)
Proceeds from sale — leaseback transactions	131,793	—	67,351	64,442
Dealership acquisitions, net	(180,721)	—	(121,025)	(59,696)
Other	15,518	8,764	—	6,754

Net cash from continuing investing activities	(227,902)	6,805	(157,335)	(77,372)

Financing Activities:
Net (repayments) borrowings of long-term debt	(34,190)	325,833	(287,212)	(72,811)
Net borrowings (repayments) of floor plan notes payable — non-trade	188,692	—	202,054	(13,362)
Redemption of 9 5/8% senior subordinated debt	(314,439)	(314,439)	—	—
Proceeds from exercises of options, including excess tax benefit	2,614	2,614	—	—
Distributions from (to) parent	—	—	17,002	(17,002)
Dividends	(28,447)	(28,447)	—	—

Net cash from continuing financing activities	(185,770)	(14,439)	(68,156)	(103,175)

Net cash from discontinued operations	108,731	—	106,327	2,404

Net change in cash and cash equivalents	(4,447)	—	(1,665)	(2,782)
Cash and cash equivalents, beginning of period	18,063	—	5,409	12,654

Cash and cash equivalents, end of period	$13,616	$—	$3,744	$9,872

Schedule II
PENSKE AUTOMOTIVE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries	at End
Description	of Year	Additions	& Other	of Year
	(In thousands)

Year Ended December 31, 2009
Allowance for doubtful accounts	2,081	1,223	(1,610)	1,694
Tax valuation allowance	3,378	3,649	(954)	6,073
Year Ended December 31, 2008
Allowance for doubtful accounts	2,870	1,365	(2,154)	2,081
Tax valuation allowance	2,337	1,041	—	3,378
Year Ended December 31, 2007
Allowance for doubtful accounts	2,702	1,810	(1,642)	2,870
Tax valuation allowance	3,943	725	(2,331)	2,337