Form 10-Q
period 2010-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2010-05-03
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of May 1, 2010, there were 92,142,497 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$23,543	$13,769
Accounts receivable, net of allowance for doubtful accounts of $1,620 and $1,694	378,395	322,598
Inventories	1,384,231	1,306,532
Other current assets	103,821	95,560
Assets held for sale	6,302	5,005

Total current assets	1,896,292	1,743,464
Property and equipment, net	720,575	726,835
Goodwill	802,833	810,323
Franchise value	201,534	201,756
Equity method investments	276,055	295,473
Other long-term assets	18,886	18,156

Total assets	$3,916,175	$3,796,007

LIABILITIES AND EQUITY
Floor plan notes payable	$868,226	$772,926
Floor plan notes payable — non-trade	488,362	423,316
Accounts payable	213,541	190,325
Accrued expenses	235,114	227,725
Current portion of long-term debt	16,611	12,442
Liabilities held for sale	4,616	3,083

Total current liabilities	1,826,470	1,629,817
Long-term debt	862,785	933,966
Deferred tax liability	156,178	157,500
Other long-term liabilities	127,713	128,685

Total liabilities	2,973,146	2,849,968
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 92,142 shares issued and outstanding at March 31, 2010; 91,618 shares issued and outstanding at December 31, 2009	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	738,449	737,198
Retained earnings	216,559	196,205
Accumulated other comprehensive (loss) income	(15,473)	9,049

Total Penske Automotive Group stockholders’ equity	939,544	942,461

Non-controlling interest	3,485	3,578

Total equity	943,029	946,039

Total liabilities and equity	$3,916,175	$3,796,007

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,234,705	$971,814
Used vehicle	698,771	616,727
Finance and insurance, net	59,592	48,497
Service and parts	335,207	327,526
Distribution	7,936	80,113
Fleet and wholesale	156,163	115,222

Total revenues	2,492,374	2,159,899
Cost of sales:
New vehicle	1,132,996	900,409
Used vehicle	641,872	560,629
Service and parts	146,167	150,392
Distribution	7,722	68,314
Fleet and wholesale	152,387	111,547

Total cost of sales	2,081,144	1,791,291

Gross profit	411,230	368,608
Selling, general and administrative expenses	341,644	312,941
Depreciation and amortization	12,374	12,881

Operating income	57,212	42,786
Floor plan interest expense	(8,570)	(9,474)
Other interest expense	(12,720)	(14,500)
Debt discount amortization	(2,915)	(3,638)
Equity in earnings of affiliates	(429)	714
Gain on debt repurchase	605	10,429

Income from continuing operations before income taxes	33,183	26,317
Income taxes	(12,444)	(9,857)

Income from continuing operations	20,739	16,460
Loss from discontinued operations, net of tax	(407)	(258)

Net income	20,332	16,202
Less: Loss attributable to non-controlling interests	(22)	(80)

Net income attributable to Penske Automotive Group common stockholders	$20,354	$16,282

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.23	$0.18
Discontinued operations	0.00	0.00

Net income	$0.22	$0.18
Shares used in determining basic earnings per share	91,890	91,481
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.23	$0.18
Discontinued operations	0.00	0.00

Net income	$0.22	$0.18
Shares used in determining diluted earnings per share	91,961	91,501
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$20,739	$16,460
Less: Loss attributable to non-controlling interests	(22)	(80)

Income from continuing operations, net of tax	20,761	16,540
Loss from discontinued operations, net of tax	(407)	(258)

Net income	$20,354	$16,282

Cash dividends per share	$—	$—
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$20,332	$16,202
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation and amortization	12,374	12,881
Debt discount amortization	2,915	3,638
Undistributed earnings of equity method investments	429	(714)
Loss from discontinued operations, net of tax	407	258
Deferred income taxes	8,325	12,191
Gain on debt repurchase	(605)	(10,733)
Changes in operating assets and liabilities:
Accounts receivable	(52,050)	(18,202)
Inventories	(49,332)	248,938
Floor plan notes payable	73,675	(120,776)
Accounts payable and accrued expenses	30,226	24,922
Other	3,126	7,452

Net cash from continuing operating activities	49,822	176,057

Investing Activities:
Purchase of equipment and improvements	(19,297)	(27,555)
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $7,231 and $5,784, respectively	(12,277)	(11,476)
Other	—	12,679

Net cash from continuing investing activities	(31,574)	(26,352)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	164,000	147,000
Repayments under U.S. credit agreement revolving credit line	(164,000)	(77,000)
Repayments under U.S. credit agreement term loan	—	(10,000)
Repurchase 3.5% senior subordinated convertible notes	(71,744)	(51,425)
Net repayments of other long-term debt	(1,816)	(43,333)
Net borrowings (repayments) of floor plan notes payable — non-trade	65,046	(117,201)
Proceeds from exercises of options, including excess tax benefit	211	—

Net cash from continuing financing activities	(8,303)	(151,959)

Discontinued operations:
Net cash from discontinued operating activities	(150)	3,082
Net cash from discontinued investing activities	—	(493)
Net cash from discontinued financing activities	(21)	(7,382)

Net cash from discontinued operations	(171)	(4,793)

Net change in cash and cash equivalents	9,774	(7,047)
Cash and cash equivalents, beginning of period	13,769	17,108

Cash and cash equivalents, end of period	$23,543	$10,061

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$13,408	$16,416
Income taxes	7,441	533
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued		Paid-in	Retained	Comprehensive	Attributable to Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Automotive Group	Interest	Equity
	(Unaudited)
	(Dollars in thousands)

Balance, January 1, 2010	91,617,746	$9	$737,198	$196,205	$9,049	$942,461	$3,578	$946,039
Equity compensation	499,751	—	4,200	—	—	4,200	—	4,200
Exercise of options, including tax benefit of $108	25,000	—	211	—	—	211	—	211
Repurchase of 3.5% senior subordinated convertible notes	—	—	(3,160)	—	—	(3,160)	—	(3,160)
Distributions to non-controlling interests	—	—	—	—	—	—	(71)	(71)
Foreign currency translation	—	—	—	—	(27,708)	(27,708)	—	(27,708)
Other	—	—	—	—	3,186	3,186	—	3,186
Net income	—	—	—	20,354	—	20,354	(22)	20,332

Balance, March 31, 2010	92,142,497	$9	$738,449	$216,559	$(15,473)	$939,544	$3,485	$943,029

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Basis of Presentation
The following unaudited consolidated condensed financial statements of Penske Automotive Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009 is unaudited, but includes all adjustments which management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through March 31, 2010, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.
Results for the quarter ended March 31, 2010 include a $605 pre-tax gain relating to the repurchase of $71,110 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes. Results for the quarter ended March 31, 2009 include a $10,429 pre-tax gain relating to the repurchase of $68,740 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes.
Discontinued Operations
The Company accounts for dispositions as discontinued operations when it is evident that the operations and cash flows of the business being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations.
In evaluating whether the cash flows of a dealership in its Retail reportable segment will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company owned dealerships, the Company does not treat the disposition as a discontinued operation if it believes that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. The results of operations during the three months ended March 31, 2010 and 2009 and the net assets as of March 31, 2010 and December 31, 2009 of dealerships accounted for as discontinued operations were immaterial.
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
Estimated Useful Lives of Assets
The Company changed the useful lives of certain fixed assets during the first quarter of 2010 as part of a review of assumptions related to the expected utilization of those assets by the Company. The Company accounted for the change in useful lives as a change in estimate prospectively effective January 1, 2010, which resulted in a reduction of depreciation expense of $1,410 for the three months ended March 31, 2010.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting. A summary of the fair value of the subordinated notes as of March 31, 2010, based on quoted, level one market data, follows:

	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$361,875
3.5% senior subordinated convertible notes due 2026	224,742	236,032

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
New Accounting Pronouncement
The Company adopted a new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) on January 1, 2010. The new guidance replaced the quantitative model for determining the primary beneficiary of a variable interest entity with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the variable interest entity’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The new guidance also requires: an additional reconsideration event for determining whether an entity is a VIE when holders of an at risk equity investment lose voting or similar rights to direct the activities that most significantly impact the entities economic performance; ongoing assessments of whether an enterprise is the primary beneficiary of a VIE; separate presentation of the assets and liabilities of the VIE on the balance sheet; and additional disclosures about an entity’s involvement with a VIE. The adoption of the new accounting pronouncement did not have an effect on the Company’s operating results, financial position or cash flows during the period.
2. Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2010	2009
New vehicles	$966,724	$901,222
Used vehicles	339,576	326,376
Parts, accessories and other	77,931	78,934

Total inventories	$1,384,231	$1,306,532

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $5,783 and $4,193 during the three months ended March 31, 2010 and 2009, respectively.
3. Business Combinations
The Company’s retail operations acquired three and five franchises during the three months ended March 31, 2010 and 2009, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2010 and 2009 follows:

	March 31,
	2010	2009
Inventory	$8,595	$5,815
Other current assets	17	129
Property and equipment	187	4,367
Goodwill	3,510	1,657
Franchise value	—	749
Current liabilities	(32)	(1,241)

Cash used in dealership acquisitions	$12,277	$11,476

In the first quarter of 2010, the Company exited one of its German joint ventures by exchanging its 50% interest in the joint venture for 100% ownership in three BMW franchises previously held by the joint venture. The Company recorded $13,615 of intangible assets in connection with this transaction.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
4. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and franchise value during the three months ended March 31, 2010:

		Franchise
	Goodwill	Value
Balance — January 1, 2010	$810,323	$201,756
Additions	13,397	3,703
Foreign currency translation	(20,887)	(3,925)

Balance — March 31, 2010	$802,833	$201,534

5. Floor Plan Notes Payable — Trade and Non-trade
The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders, primarily through captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, the Company has not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries, and in the U.S. are guaranteed by the Company. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Base Rate, or the Euro Interbank Offered Rate. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated condensed balance sheets, and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.
6. Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31,
	2010	2009
Weighted average number of common shares outstanding	91,890	91,481
Effect of non-participatory equity compensation	71	20

Weighted average number of common shares outstanding, including effect of dilutive securities	91,961	91,501

There were no anti-dilutive stock options outstanding during the three months ended March 31, 2010 which were excluded from the calculation of diluted earnings per share. As of March 31, 2009, 227 stock options were excluded from the calculation of diluted earnings per share because the effect of such securities was anti-dilutive. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of March 31, 2010 and 2009, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
7. Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
U.S. credit agreement — term loan	$149,000	$149,000
U.K. credit agreement — revolving credit line	59,175	59,803
U.K. credit agreement — term loan	13,389	17,115
U.K. credit agreement — overdraft line of credit	9,398	12,048
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	224,742	289,344
Mortgage facilities	41,121	41,358
Other	7,571	2,740

Total long-term debt	879,396	946,408
Less: current portion	(16,611)	(12,442)

Net long-term debt	$862,785	$933,966

U.S. Credit Agreement
The Company is party to a $409,000 credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $250,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $149,000, and for an additional $10,000 of availability for letters of credit, through September 30, 2012. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2010, $149,000 of term loans, $1,250 of letters of credit, and no revolving borrowings were outstanding under the U.S. Credit Agreement.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement, as amended, with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used for working capital, acquisitions, capital expenditures, investments and other general corporate purposes. The U.K. Credit Agreement provides for (1) up to £100,000 in revolving loans through August 31, 2013, which bears interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand seasonally adjusted overdraft line of credit for up to £20,000 that bears interest at the Bank of England Base Rate plus 1.75%.
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2010, the U.K. subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of March 31, 2010, outstanding loans under the U.K. Credit Agreement amounted to £54,018 ($81,962), including £8,824 ($13,389) under the term loan.
7.75% Senior Subordinated Notes
On December 7, 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control, the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2010, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $235,150 were outstanding at March 31, 2010. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2010, the Company was in compliance with all negative covenants and there were no events of default.
Holders of the Convertible Notes may convert them based on a conversion rate of 42.7796 shares of common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.38 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period, if the closing price of the common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.05 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.
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
Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. Because the Company expects to be required to redeem the Convertible Notes in April 2011, it is reviewing alternatives to refinance the Convertible Notes, which may include the issuance of additional securities. In the absence of a refinancing of the Convertible Notes, the Company expects to utilize cash flow from operations, working capital and availability under the U.S. Credit Agreement to repay the Convertible Notes. Based on the ability and intent to refinance the redemption of the Convertible Notes, the Company expects to classify them as non-current in future Consolidated Balance Sheets; however, in the event the outstanding balance of the Convertible Notes exceeds the revolving capacity under the U.S. Credit Agreement, any such excess will be classified as current in future Consolidated Balance Sheets.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
During the three months ended March 31, 2010, the Company repurchased $71,110 principal amount of its outstanding Convertible Notes, which had a book value, net of debt discount, of $67,517 for $71,744. The Company allocated $5,229 of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, the Company wrote off $397 of unamortized deferred financing costs. As a result, the Company recorded a $605 pre-tax gain in connection with the repurchases.
In the first quarter of 2009, the Company repurchased $68,740 principal amount of its outstanding Convertible Notes, which had a book value, net of debt discount, of $62,831 for $51,425. In connection with the transaction, the Company wrote-off $672 of unamortized deferred financing costs and incurred $305 of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, the Company recorded a $10,429 pre-tax gain in connection with the repurchase.
The liability and equity components related to the Convertible Notes consist of the following:

	March 31,	December 31,
	2010	2009
Carrying amount of the equity component	$39,933	$43,093

Principal amount of the liability component	$235,150	$306,260
Unamortized debt discount	10,408	16,916

Net carrying amount of the liability component	$224,742	$289,344

The unamortized debt discount will be amortized as additional interest expense through April 1, 2011, the date the Company expects to be required to redeem the Convertible Notes. The annual effective interest rate on the liability component is 8.25%.
Mortgage Facilities
The Company is party to a $42,400 mortgage facility with respect to certain of its dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event the Company exercises its options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of March 31, 2010, $41,121 was outstanding under this facility.
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
Prior to the third quarter of 2009, the swaps were designated as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affected earnings. During the quarter ended September 30, 2009, the Company experienced declines in outstanding floor plan debt balances related to certain floor plan lenders due to significant declines in vehicle inventory levels which caused hedged floor plan balances to fall below the notional value of the swap agreements. The Company elected to de-designate these cash flow hedges on September 30, 2009, and as a result, recorded a net loss of $1,057 in floor plan interest expense in the quarter ended September 30, 2009.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of March 31, 2010, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $8,258, which is recorded in accrued expenses. As of December 31, 2009, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $9,963, of which $9,250 and $713 were recorded in accrued expenses and other long-term liabilities, respectively. As of March 31, 2010, the fair value of the swaps not designated as hedging instruments was estimated to be a liability of $285, which is recorded in accrued expenses. As of December 31, 2009, the fair value of the swaps not designated as hedging instruments was estimated to be a liability of $344, of which $319 and $25 were recorded in accrued expenses and other long-term liabilities, respectively.
During the three months ended March 31, 2010, the Company recognized a net gain of $924 related to the effective portion of the interest rate swap agreements designated as hedging instruments in accumulated other comprehensive income, and reclassified $2,306 of the existing derivative losses from accumulated other comprehensive income into floor plan interest expense. During the three months ended March 31, 2009, the Company recognized a net gain of $167 related to the effective portion of the interest rate swap agreements designated as hedging instruments in accumulated other comprehensive income, and reclassified $2,413 of existing derivative losses from accumulated other comprehensive income into floor plan interest expense. The Company expects approximately $6,451 associated with the swaps to be recognized as an increase of interest expense as the hedged interest payments become due through the swap agreement’s maturity in January 2011. During the three months ended March 31, 2010 and 2009, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.2%.
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers and employment related matters, including class action claims and purported class action claims. As of March 31, 2010, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
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
The Company is potentially subject to additional purchase commitments pursuant to its smart distribution agreement, smart franchise agreement and state franchise laws in the event of franchise terminations, none of which have historically had a material adverse effect on its results of operations, financial condition or cash flows. The Company does not anticipate that the purchase commitments will have a material adverse effect on its future results of operations, financial condition or cash flows, although such an outcome is possible.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
10. Equity
Comprehensive Income (Loss)
Other comprehensive income (loss) includes foreign currency translation gains and losses, as well as changes relating to other immaterial items, including certain defined benefit plans in the U.K. and changes in the fair value of interest rate swap agreements, each of which has been excluded from net income and reflected in equity. Total comprehensive income (loss) is summarized as follows:

	Three Months Ended March 31,
	2010	2009
Attributable to Penske Automotive Group:
Net income	$20,354	$16,282
Other comprehensive income (loss):
Foreign currency translation	(27,708)	2,208
Other	3,186	163

Total attributable to Penske Automotive Group	(4,168)	18,653

Attributable to the non-controlling interest:
Net loss	(22)	(80)

Total comprehensive income (loss)	$(4,190)	$18,573

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

			PAG	Intersegment
Three Months Ended March 31	Retail	Distribution	Investments	Elimination	Total
Revenues -
2010	$2,484,750	$15,124	$—	$(7,500)	$2,492,374
2009	2,079,786	88,631	—	(8,518)	2,159,899
Adjusted segment income -
2010	$38,758	$(5,592)	$(505)	$(83)	$32,578
2009	9,141	6,305	605	(163)	15,888
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes.

	Three Months Ended March 31,
	2010	2009
Adjusted segment income	$32,578	$15,888
Gain on debt repurchase	605	10,429

Income from continuing operations before income taxes	$33,183	$26,317

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
March 31, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$23,543	$—	$—	$18,590	$4,953
Accounts receivable, net	378,395	(240,860)	240,860	203,805	174,590
Inventories	1,384,231	—	—	851,833	532,398
Other current assets	103,821	—	1,252	65,283	37,286
Assets held for sale	6,302	—	—	6,302	—

Total current assets	1,896,292	(240,860)	242,112	1,145,813	749,227
Property and equipment, net	720,575	—	5,700	458,536	256,339
Intangible assets	1,004,367	—	—	574,086	430,281
Equity method investments	276,055	—	225,775	—	50,280
Other long-term assets	18,886	(1,237,618)	1,241,905	9,252	5,347

Total assets	$3,916,175	$(1,478,478)	$1,715,492	$2,187,687	$1,491,474

Floor plan notes payable	$868,226	$—	$—	$513,760	$354,466
Floor plan notes payable — non-trade	488,362	—	21,000	292,924	174,438
Accounts payable	213,541	—	1,732	80,757	131,052
Accrued expenses	235,114	(240,860)	989	134,952	340,033
Current portion of long-term debt	16,611	—	—	1,045	15,566
Liabilities held for sale	4,616	—	—	4,616	—

Total current liabilities	1,826,470	(240,860)	23,721	1,028,054	1,015,555
Long-term debt	862,785	(59,194)	748,742	43,837	129,400
Deferred tax liability	156,178	—	—	144,843	11,335
Other long-term liabilities	127,713	—	—	123,575	4,138

Total liabilities	2,973,146	(300,054)	772,463	1,340,309	1,160,428
Total equity	943,029	(1,178,424)	943,029	847,378	331,046

Total liabilities and equity	$3,916,175	$(1,478,478)	$1,715,492	$2,187,687	$1,491,474

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2009

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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,492,374	$—	$—	$1,395,160	$1,097,214
Cost of sales	2,081,144	—	—	1,152,108	929,036

Gross profit	411,230	—	—	243,052	168,178
Selling, general, and administrative expenses	341,644	—	4,593	208,822	128,229
Depreciation and amortization	12,374	—	290	6,960	5,124

Operating income (loss)	57,212	—	(4,883)	27,270	34,825
Floor plan interest expense	(8,570)	—	—	(6,110)	(2,460)
Other interest expense	(12,720)	—	(8,047)	(555)	(4,118)
Debt discount amortization	(2,915)	—	(2,915)	—	—
Equity in earnings of affiliates	(429)	—	347	—	(776)
Gain on debt repurchase	605	—	605	—	—
Equity in earnings of subsidiaries	—	(48,098)	48,098	—	—

Income from continuing operations before income taxes	33,183	(48,098)	33,205	20,605	27,471
Income taxes	(12,444)	18,025	(12,444)	(10,519)	(7,506)

Income from continuing operations	20,739	(30,073)	20,761	10,086	19,965
(Loss) from discontinued operations, net of tax	(407)	407	(407)	(407)	—

Net income	20,332	(29,666)	20,354	9,679	19,965
Less: Loss attributable to non-controlling interests	(22)	—	—	—	(22)

Net income attributable to Penske Automotive Group common stockholders	$20,354	$(29,666)	$20,354	$9,679	$19,987

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,159,899	$—	$—	$1,272,670	$887,229
Cost of sales	1,791,291	—	—	1,047,316	743,975

Gross profit	368,608	—	—	225,354	143,254
Selling, general, and administrative expenses	312,941	—	3,318	197,317	112,306
Depreciation and amortization	12,881	—	290	8,288	4,303

Operating income (loss)	42,786	—	(3,608)	19,749	26,645
Floor plan interest expense	(9,474)	—	—	(6,249)	(3,225)
Other interest expense	(14,500)	—	(11,472)	(29)	(2,999)
Debt discount amortization	(3,638)	—	(3,638)	—	—
Equity in earnings of affiliates	714	—	583	—	131
Gain on debt repurchase	10,429	—	10,429	—	—
Equity in earnings of subsidiaries	—	(34,103)	34,103	—	—

Income from continuing operations before income taxes	26,317	(34,103)	26,397	13,471	20,552
Income taxes	(9,857)	12,735	(9,857)	(6,985)	(5,750)

Income from continuing operations	16,460	(21,368)	16,540	6,486	14,802
(Loss) income from discontinued operations, net of tax	(258)	258	(258)	(267)	9

Net income	16,202	(21,110)	16,282	6,219	14,811
Less: Loss attributable to non-controlling interests	(80)	—	—	—	(80)

Net income attributable to Penske Automotive Group common stockholders	$16,282	$(21,110)	$16,282	$6,219	$14,891

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$49,822	$50,516	$(14,296)	$13,602

Investing activities:
Purchase of property and equipment	(19,297)	17	(15,000)	(4,314)
Dealership acquisitions, net	(12,277)	—	(12,277)	—

Net cash from continuing investing activities	(31,574)	17	(27,277)	(4,314)

Financing activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	164,000	164,000	—	—
Repayments under U.S. credit agreement revolving credit line	(164,000)	(164,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(71,744)	(71,744)	—	—
Net (repayments) borrowings of other long-term debt	(1,816)	—	1,296	(3,112)
Net borrowings of floor plan notes payable — non-trade	65,046	21,000	46,641	(2,595)
Proceeds from exercised of options, including excess tax benefit	211	211	—	—
Distributions from (to) parent	—	—	283	(283)

Net cash from continuing financing activities	(8,303)	(50,533)	48,220	(5,990)

Net cash from discontinued operations	(171)	—	(171)	—

Net change in cash and cash equivalents	9,774	—	6,476	3,298
Cash and cash equivalents, beginning of period	13,769	—	12,114	1,655

Cash and cash equivalents, end of period	$23,543	$—	$18,590	$4,953

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$176,057	$(20,194)	$28,884	$167,367

Investing activities:
Purchase of property and equipment	(27,555)	134	(19,102)	(8,587)
Dealership acquisitions, net	(11,476)	—	(3,556)	(7,920)
Other	12,679	11,485	—	1,194

Net cash from continuing investing activities	(26,352)	11,619	(22,658)	(15,313)

Financing activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	147,000	147,000	—	—
Repayments under U.S. credit agreement revolving credit line	(77,000)	(77,000)	—	—
Repayments under U.S. credit agreement term loan	(10,000)	(10,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(51,425)	(51,425)	—	—
Net (repayments) borrowings of other long-term debt	(43,333)	—	28,751	(72,084)
Net repayments of floor plan notes payable — non-trade	(117,201)	—	(43,612)	(73,589)
Distributions from (to) parent	—	—	146	(146)

Net cash from continuing financing activities	(151,959)	8,575	(14,715)	(145,819)

Net cash from discontinued operations	(4,793)	—	385	(5,178)

Net change in cash and cash equivalents	(7,047)	—	(8,104)	1,057
Cash and cash equivalents, beginning of period	17,108	—	14,126	2,982

Cash and cash equivalents, end of period	$10,061	$—	$6,022	$4,039

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses since inception. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through March 31, 2010.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of March 31, 2010, we owned and operated 168 franchises in the U.S. and 152 franchises outside of the U.S., primarily in the U.K. We offer a full range of vehicle brands with 95% of our total retail revenue in 2010 generated from brands of non-U.S. based manufacturers, and 65% generated from premium brands, such as Audi, BMW, Cadillac, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 61% of our total revenues in 2010 generated by operations in the U.S. and Puerto Rico and 39% generated from our operations outside the U.S. (predominately in the U.K.).
We are also, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves 40 miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. As of March 31, 2010, smart USA has certified a network of more than 75 smart dealerships, ten of which are owned and operated by us. The smart fortwo offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe and BRABUS cabriolet, with base prices currently ranging from $11,990 to $20,990. smart USA wholesaled 956 and 5,714 smart fortwo vehicles during the three months ended March 31, 2010 and 2009, respectively.
We also hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GE Capital.
Outlook
Since September 2008, general economic conditions have impacted consumer traffic, vehicle sales and vehicle service work at our dealerships. While we have experienced increased traffic and sales in the first quarter of 2010 compared with the prior year, volumes are still below historical levels. We believe general economic conditions will continue to impact traffic and sales in the markets in which we operate throughout 2010.
Operating Overview
New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, fees for facilitating the sale of third-party finance and lease contracts and the sale of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, and the sale of replacement parts and the sale of aftermarket accessories. During the three months ended March 31, 2010, we experienced year over year increases in same store new and used retail unit sales, resulting in retail revenue growth, including finance and insurance revenues. Our same store service and parts business also experienced an increase during this period, due in large part to Toyota recall activity.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, service and parts transactions, and the distribution of the smart fortwo. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $42.6 million, or 11.6%, in the first quarter of 2010 compared to the first quarter of 2009. The increase in gross profit is largely attributable to increases in sales levels, coupled with modest increases in margins in certain lines of business. Our gross margin percentage declined from 17.1% in 2009 to 16.5%, due primarily to an increase in the percentage of our revenues generated by lower margin vehicle sales.

Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends. Our selling, general, and administrative expenses increased on a same-store basis during the three months ended March 31, 2010, due in large part to higher variable compensation expense resulting from the increase in our gross profit compared to the same period last year. Our rent expense also increased on a same store basis, due in large part to cost of living increases outlined in our lease agreements. However, selling, general and administrative expenses as a percentage of gross profit decreased by 182 basis points to 83.1% in the first quarter of 2010 as compared to the prior year.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. During the latter part of 2008 and in early 2009, such benchmark rates were reduced due to government actions designed to spur liquidity and bank lending activities. As a result, our cost of capital on variable rate indebtedness declined during the first quarter of 2010 compared to the first quarter of 2009. Our floor plan and other interest expenses have decreased during the three months ended March 31, 2010 as a result of decreases in average floor plan balances outstanding, term loan repayments and repurchases of our 3.5% senior subordinated convertible notes, as well as the reduction in interest rates.
Equity in earnings of affiliates represents our share of the earnings relating to investments in joint ventures and other non-consolidated investments, including PTL. It is our expectation that operating conditions as outlined above in the Outlook section will similarly impact these businesses throughout 2010.
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the three months ended March 31, 2010 and 2009, we earned $82.6 million and $69.3 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $80.7 million and $67.5 million was recorded as a reduction of cost of sales.
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
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $276.1 million and $295.5 million as of March 31, 2010 and December 31, 2009, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment were to be identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $22.2 million and $21.5 million as of March 31, 2010 and December 31, 2009, respectively. Changes in the reserve estimate during 2010 relate primarily to current year activity in our general liability and workers compensation programs.
Income Taxes
Tax regulations may require items to be included in our tax return at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $7.0 million has been recorded relating to net operating losses and credit carryforwards in the U.S. based on our determination that it is more likely than not that they will not be utilized.

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
New Accounting Pronouncement
We adopted a new accounting pronouncement amending the consolidation guidance relating to variable interest entities (“VIE”) on January 1, 2010. The new guidance replaced the quantitative model for determining the primary beneficiary of a variable interest entity with a qualitative approach that considers which entity has the power to direct activities that most significantly impact the variable interest entity’s performance and whether the entity has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. The new guidance also requires: an additional reconsideration event for determining whether an entity is a VIE when holders of an at risk equity investment lose voting or similar rights to direct the activities that most significantly impact the entities economic performance; ongoing assessments of whether an enterprise is the primary beneficiary of a VIE; separate presentation of the assets and liabilities of the VIE on the balance sheet; and additional disclosures about an entity’s involvement with a VIE. The adoption of the new accounting pronouncement did not have an effect on our operating results, financial position or cash flows during the period.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same store” basis. Dealership results are only included in same store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2008, the results of the acquired entity would be included in annual same store comparisons beginning with the year ended December 31, 2010 and in quarterly same store comparisons beginning with the quarter ended June 30, 2009.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 (dollars in millions, except per unit amounts)
Our results for the three months ended March 31, 2010 include a gain of $0.6 million ($0.4 million after-tax) relating to the repurchase of $71.1 million aggregate principal amount of our 3.5% senior subordinated convertible notes. Our results for the three months ended March 31, 2009 include a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes.
New Vehicle Data

			2010 vs. 2009
	2010	2009	Change	% Change
New retail unit sales	36,212	30,756	5,456	17.7%
Same store new retail unit sales	35,485	30,681	4,804	15.7%
New retail sales revenue	$1,234.7	$971.8	$262.9	27.1%
Same store new retail sales revenue	$1,206.1	$967.5	$238.6	24.7%
New retail sales revenue per unit	$34,097	$31,598	$2,499	7.9%
Same store new retail sales revenue per unit	$33,988	$31,533	$2,455	7.8%
Gross profit — new	$101.7	$71.4	$30.3	42.4%
Same store gross profit — new	$99.0	$70.9	$28.1	39.6%
Average gross profit per new vehicle retailed	$2,809	$2,322	$487	21.0%
Same store average gross profit per new vehicle retailed	$2,790	$2,311	$479	20.7%
Gross margin % — new	8.2%	7.3%	0.9%	12.3%
Same store gross margin % — new	8.2%	7.3%	0.9%	12.3%
Units
Retail unit sales of new vehicles increased 5,456 units, or 17.7%, from 2009 to 2010. The increase is due to a 4,804 unit, or 15.7%, increase in same store retail unit sales during the period, coupled with a 652 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in our premium brand stores in the U.S. and U.K. and volume foreign brand stores in the U.S.

Revenues
New vehicle retail sales revenue increased $262.9 million, or 27.1%, from 2009 to 2010. The increase is due to a $238.6 million, or 24.7%, increase in same store revenues, coupled with a $24.3 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the 15.7% increase in retail unit sales, which increased revenue by $163.3 million, coupled with the $2,455, or 7.8%, increase in average selling prices per unit, which increased revenue by $75.3 million.
Gross Profit
Retail gross profit from new vehicle sales increased $30.3 million, or 42.4%, from 2009 to 2010. The increase is due to a $28.1 million, or 39.6%, increase in same store gross profit, coupled with a $2.2 million increase from net dealership acquisitions. The same store increase is due primarily to the $479, or 20.7%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $14.7 million, coupled with the 15.7% increase in retail unit sales, which increased gross profit by $13.4 million.
Used Vehicle Data

			2010 vs. 2009
	2010	2009	Change	% Change
Used retail unit sales	26,887	27,007	(120)	(0.4%)
Same store used retail unit sales	26,436	26,918	(482)	(1.8%)
Used retail sales revenue	$698.8	$616.7	$82.1	13.3%
Same store used retail sales revenue	$681.1	$613.2	$67.9	11.1%
Used retail sales revenue per unit	$25,989	$22,836	$3,153	13.8%
Same store used retail sales revenue per unit	$25,763	$22,778	$2,985	13.1%
Gross profit — used	$56.9	$56.1	$0.8	1.4%
Same store gross profit — used	$55.7	$55.8	$(0.1)	(0.2%)
Average gross profit per used vehicle retailed	$2,116	$2,077	$39	1.9%
Same store average gross profit per used vehicle retailed	$2,109	$2,071	$38	1.8%
Gross margin % — used	8.1%	9.1%	(1.0%)	(11.0%)
Same store gross margin % — used	8.2%	9.1%	(0.9%)	(9.9%)
Units
Retail unit sales of used vehicles decreased 120 units, or 0.4%, from 2009 to 2010. The decrease is due to a 482 unit, or 1.8%, decrease in same store retail unit sales, offset by a 362 unit increase from net dealership acquisitions. The same store decrease was due primarily to a shift to more normal sales levels in premium and volume foreign brand stores in the U.K., offset by increases in unit sales at our premium and volume foreign brand stores in the U.S.
Revenues
Used vehicle retail sales revenue increased $82.1 million, or 13.3%, from 2009 to 2010. The increase is due to a $67.9 million, or 11.1%, increase in same store revenues, coupled with a $14.2 million increase from net dealership acquisitions. The same store revenue increase is due to the $2,985, or 13.1% increase in comparative average selling prices per vehicle, which increased revenue by $78.9 million, offset by the 1.8% decrease in same store retail unit sales which decreased revenue by $11.0 million.
Gross Profit
Retail gross profit from used vehicle sales increased $0.8 million, or 1.4%, from 2009 to 2010. The increase is primarily due to a $0.9 million increase from net dealership acquisitions, offset by a $0.1 decrease in same store gross profit. The decrease in same store gross profit resulted from the 1.8% decrease in used retail unit sales, offset by the $38, or 1.8%, increase in average gross profit per used vehicle retailed.

Finance and Insurance Data

			2010 vs. 2009
	2010	2009	Change	% Change
Finance and insurance revenue	$59.6	$48.5	$11.1	22.9%
Same store finance and insurance revenue	$58.4	$48.4	$10.0	20.7%
Finance and insurance revenue per unit	$944	$840	$104	12.4%
Same store finance and insurance revenue per unit	$942	$840	$102	12.1%
Finance and insurance revenue increased $11.1 million, or 22.9%, from 2009 to 2010. The increase is due to a $10.0 million, or 20.7%, increase in same store revenues during the period, coupled with a $1.1 million increase from net dealership acquisitions. The same store revenue increase is due to the $102, or 12.1%, increase in comparative average finance and insurance revenue per unit which increased revenue by $5.9 million, coupled with the 7.5% increase in retail unit sales which increased revenue by $4.1 million.
Service and Parts Data

			2010 vs. 2009
	2010	2009	Change	% Change
Service and parts revenue	$335.2	$327.5	$7.7	2.4%
Same store service and parts revenue	$329.3	$324.8	$4.5	1.4%
Gross profit	$189.0	$177.1	$11.9	6.7%
Same store gross profit	$185.8	$175.6	$10.2	5.8%
Gross margin	56.4%	54.1%	2.3%	4.3%
Same store gross margin	56.4%	54.1%	2.3%	4.3%
Revenues
Service and parts revenue increased $7.7 million, or 2.4%, from 2009 to 2010. The increase is due to a $4.5 million, or 1.4%, increase in same store revenues during the period, coupled with a $3.2 million increase from net dealership acquisitions. The same store revenue increase is due in large part to Toyota recall activity.
Gross Profit
Service and parts gross profit increased $11.9 million, or 6.7%, from 2009 to 2010. The increase is due to a $10.2 million, or 5.8%, increase in same store gross profit during the period, coupled with a $1.7 million increase from net dealership acquisitions. The same store gross profit increase is due to the 2.3% increase in gross margin, which increased gross profit by $7.7 million, coupled with the $4.5 million, or 1.4%, increase in same store revenues, which increased gross profit by $2.5 million.
Distribution
Distribution units wholesaled during the quarter decreased 4,758 units, or 83.3%, from 5,714 during the three months ended March 31, 2009 to 956 during the three months ended March 31, 2010. During the three months ended March 31, 2010, smart USA recorded $1.1 million of incentives relating to 2009 model year inventory which decreased gross profit. Due largely to the reduction in units wholesaled and the incentives on 2009 model year inventory distribution segment revenue decreased $73.5 million, or 83.0%, from $88.6 million during the three months ended 2009 to $15.1 million during the three months ended 2010, and segment gross profit decreased $11.7 million, or 97.5%, from $12.0 million during the three months ended March 31, 2009 to $0.3 million during the three months ended March 31, 2010. In total, the distribution segment generated a loss of $5.6 million in the first quarter of 2010 compared with income of $6.3 million in the first quarter of 2009. In response to the reduced sales activity, smart USA has effected several changes in management, and instituted a number of initiatives designed to enhance sales and reduce expenses.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $28.7 million, or 9.2%, from $312.9 million to $341.6 million. The aggregate increase is due primarily to a $22.9 million, or 7.4%, increase in same store SG&A, coupled with a $5.8 million increase from net dealership acquisitions. The increase in same store SG&A is due to (1) a net increase in variable selling expenses, including increases in variable compensation, as a result of the 13.7% increase in same store retail gross profit versus the prior year and (2) increased rent and other costs relating to our ongoing facility improvement and expansion programs, offset by other cost savings initiatives which took place in 2008 and 2009, such as headcount reductions, the amendment of pay plans, and a reduction in advertising activities. SG&A expenses decreased as a percentage of gross profit from 84.9% to 83.1%.

Depreciation and Amortization
Depreciation and amortization decreased $0.5 million, or 3.9%, from $12.9 million to $12.4 million. The decrease is due to a $0.6 million, or 4.9%, decrease in same store depreciation and amortization, offset by a $0.1 million increase from net dealership acquisitions. The same store decrease was due to a $1.4 million decrease due to a change in the estimated useful lives of certain fixed assets effective January 1, 2010, offset by a $0.8 million increase resulting from assets placed in service.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $0.9 million, or 9.5%, from $9.5 million to $8.6 million. The decrease is due to a $1.0 million, or 10.7%, decrease in same store floor plan interest expense, offset by a $0.1 million increase from net dealership acquisitions. The same store decrease is due to decreases in average outstanding floor plan balances, as well as a reduction in interest rates.
Other Interest Expense
Other interest expense decreased $1.8 million, or 12.3%, from $14.5 million to $12.7 million. The decrease is due primarily to $50.0 million of our U.S. credit agreement term loan repayments since the first quarter of 2009, the repurchases of $71.1 million and $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes during the three months ended March 31, 2010 and 2009, respectively, and a reduction in interest rates.
Debt Discount Amortization
Debt discount amortization decreased $0.7 million, from $3.6 million to $2.9 million, as a result of the write off of a portion of our aggregate debt discount in connection with the repurchase of a portion of our outstanding 3.5% senior subordinated convertible notes.
Equity in Earnings of Affiliates
Equity in earnings of affiliates decreased $1.1 million, from income of $0.7 million to a loss of $0.4 million. The decrease from 2009 to 2010 is due primarily to a $0.6 million other than temporary impairment charge recorded relating to an equity method investment.
Gain on Debt Repurchase
During the three months ended March 31, 2010, we repurchased $71.1 million principal amount of our outstanding 3.5% senior subordinated convertible notes, which had a book value, net of debt discount, of $67.5 million for $71.7 million. We allocated $5.2 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.4 million of unamortized deferred financing costs. As a result, we recorded a $0.6 pre-tax gain in connection with the repurchases.
During the three months ended March 31, 2009, we repurchased $68.7 million principal amount of our outstanding 3.5% senior subordinated convertible notes, which had a book value, net of debt discount, of $62.8 million for $51.4 million. In connection with the transaction, we wrote-off $0.7 million of unamortized deferred financing costs and incurred $0.3 million of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, we recorded a $10.4 million pre-tax gain in connection with the repurchase.
Income Taxes
Income taxes increased $2.5 million, or 26.2%, from $9.9 million to $12.4 million. The increase from 2009 to 2010 is due to the increase in our pre-tax income versus the prior year. Our effective tax rate was 37.5% for the quarters ended March 31, 2010 and 2009.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the construction of new facilities, debt service and repayments, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, or the issuance of equity securities.

As discussed in more detail below, we had $235.2 million of 3.5% senior subordinated convertible notes outstanding as of March 31, 2010. Because we currently expect to be required to redeem these notes in April 2011, we are reviewing alternatives to refinance these notes, which may include the issuance of additional securities. In the absence of a refinancing of these notes, we expect to utilize cash flow from operations, working capital and available capacity under the U.S. credit agreement to repay the 3.5% senior subordinated convertible notes. See “Forward Looking Statements.” As of March 31, 2010, we had working capital of $69.8 million, including $23.5 million of cash, available to fund our operations and capital commitments. In addition, we had $250.0 million and £74.8 million ($113.5 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. In addition, one of our subsidiaries is the exclusive distributor of smart fortwo vehicles in the U.S. and Puerto Rico. We believe that cash flow from operations and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. In the event we pursue additional significant acquisitions, other expansion opportunities, significant repurchases of our outstanding securities; reinstate our quarterly cash dividends; or refinance or repay existing debt (including our 3.5% senior subordinated convertible notes), we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. For a discussion of these possible events, see the discussion below with respect to our financing agreements.
Securities Repurchases
From time to time, the Company’s Board of Directors has authorized securities repurchase programs pursuant to which we may, from time to time and as market conditions warrant, purchase our outstanding common stock, debt or convertible debt on the open market and in privately negotiated transactions and, potentially, via a tender offer or a pre-arranged trading plan. We have historically funded repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and alternative uses of capital, such as for strategic investments in our current businesses, as well as any then-existing limits imposed by our finance agreements and securities trading policy. In addition, we are currently reviewing alternatives to refinance our existing $235.2 million of 3.5% senior subordinated convertible notes, which may include the issuance of additional securities. During the three months ended March 31, 2010, we repurchased a total of $71.1 aggregate principal amount of 3.5% senior subordinated convertible notes for $71.7 million. As of March 31, 2010, we have $123.0 million in remaining authorization under the existing securities repurchase program.
Dividends
In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions on any then existing indebtedness, financial condition, our ability to fund or earlier refinance the expected April 2011 redemption of our $235.2 million of outstanding 3.5% convertible senior subordinated notes and other factors.
Inventory Financing
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders, primarily through captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. Outside of the U.S., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity. All of the floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S. are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing.
U.S. Credit Agreement
We are party to a $409.0 million credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $250.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $149.0 million, and for an additional $10.0 million of availability for letters of credit, through September 30, 2012. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2010, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. However, in the event of continued weakness in the economy and the automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of March 31, 2010, $149.0 million of term loans, $1.3 million of letters of credit, and no revolving borrowings were outstanding under the U.S. credit agreement.
U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to an agreement, as amended, with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and other general corporate purposes. The U.K. credit agreement provides for (1) up to £100.0 million in revolving loans through August 31, 2013, which bears interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand seasonally adjusted overdraft line of credit for up to £20.0 million that bears interest at the Bank of England Base Rate plus 1.75%.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2010, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. However, in the event of continued weakness in the U.K. economy and its automotive sector in particular, we may need to seek covenant relief. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of March 31, 2010, outstanding loans under the U.K. credit agreement amounted to £54.0 million ($82.0 million), including £8.8 million ($13.4 million) under the term loan.
7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2010, we were in compliance with all negative covenants and there were no events of default.

Senior Subordinated Convertible Notes
In January 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $235.2 million were outstanding at March 31, 2010. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2010, we were in compliance with all negative covenants and there were no events of default.
Holders of the Convertible Notes may convert them based on a conversion rate of 42.7796 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.38 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period, if the closing price of our common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.05 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.
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
Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. Because we expect to be required to redeem the Convertible Notes in April 2011, we are reviewing alternatives to refinance these notes, which may include the issuance of additional securities. In the absence of a refinancing of the Convertible Notes, we expect to utilize cash flow from operations, working capital and availability under the U.S. credit agreement to repay the Convertible Notes. See “Forward Looking Statements”.
During the first quarter of 2010, we repurchased $71.1 million principal amount of our outstanding Convertible Notes, which had a book value, net of debt discount, of $67.5 million for $71.7 million and recorded a $0.6 million pre-tax gain. In the first quarter of 2009, we repurchased $68.7 million principal amount of our outstanding Convertible Notes, which had a book value, net of debt discount, of $62.8 million for $51.4 million and recorded a $10.4 million pre-tax gain.
Mortgage Facilities
We are party to a $42.4 million mortgage facility with respect to certain of our dealership properties that matures on October 1, 2015. The facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event we exercise our options to extend the term, the interest rate will be renegotiated at each renewal period. The mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of March 31, 2010, $41.1 million was outstanding under this facility.
Interest Rate Swaps
We use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through January 7, 2011 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three months ended March 31, 2010 and 2009, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 0.2%.

PTL Dividends
We own a 9.0% limited partnership interest in Penske Truck Leasing. During the three months ended March 31, 2010 and 2009, respectively, we received $8.8 million and $20.0 million of pro rata cash dividends from this investment. We currently expect to continue to receive future dividends from PTL subject in amount and timing on their operating performance.
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
Cash Flows
Cash and cash equivalents increased by $9.8 million and decreased by $7.0 million during the three months ended March 31, 2010 and 2009, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by operating activities was $49.8 million and $176.1 million during the three months ended March 31, 2010 and 2009, respectively. Cash flows from continuing operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
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

	Three Months Ended March 31,
	2010	2009
Net cash from continuing operating activities as reported	$49,822	$176,057
Floor plan notes payable — non-trade as reported	65,046	(117,201)

Net cash from continuing operating activities, including all floor plan notes payable	$114,868	$58,856

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $31.6 million and $26.4 million during the three months ended March 31, 2010 and 2009, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions and net expenditures for acquisitions and other investments. Capital expenditures were $19.3 million and $27.6 million during the three months ended March 31, 2010 and 2009, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of March 31, 2010, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $12.3 million and $11.5 million during the three months ended March 31, 2010 and 2009, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $7.2 million and $5.8 million, respectively. The three months ended March 31, 2009 include $12.7 million of proceeds from other investing activities.
Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $8.3 million and $152.0 million during the three months ended March 31, 2010 and 2009, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net borrowings under our U.S. credit agreement revolving credit line of $70.0 million during the three months ended March 31, 2009. During the three months ended March 31, 2009, we repaid $10.0 million of our U.S. credit agreement term loan. We had net repayments of other long-term debt of $1.8 million and $43.3 million during the three months ended March 31, 2010 and 2009, respectively. We used $71.7 million to repurchase $71.1 million aggregate principal amount of our 3.5% senior subordinated convertible notes during the three months ended March 31, 2010. We used $51.4 million to repurchase $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes during the three months ended March 31, 2009. We had net borrowings of floor plan notes payable non-trade of $65.0 million during the three months ended March 31, 2010 and net repayments of floor plan notes payable non-trade of $117.2 million during the three months ended March 31, 2009. During the three months ended March 31, 2010, we received proceeds of $0.2 million from the exercise of stock options.
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
Joint Venture Relationships
We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2010, our automotive retail joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	87.95	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen	50.00	%(C)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 12.05% interest in this joint venture, which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in our financial statements.

(C)	Entity is accounted for using the equity method of accounting.
In the first quarter of 2010, the Company exited one of its German joint ventures by exchanging its 50% interest in the joint venture for 100% ownership in three BMW franchises previously held by the joint venture.
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

Effects of Inflation
We believe that inflation rates over the last few years have not had a significant impact on revenues or profitability. We do not expect inflation to have any near-term material effects on the sale of our products and services; however, we cannot be sure there will be no such effect in the future. We finance substantially all of our inventory through various revolving floor plan arrangements with interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.
Forward Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” which generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
•	our future financial and operating performance, including sales of the smart fortwo;

•	future acquisitions;

•	future potential capital expenditures and share repurchases;

•	our ability to realize cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy in the various countries in which we operate;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity, including our ability to refinance our outstanding senior subordinated convertible notes;

•	future foreign exchange rates;

•	future interest rate levels;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2009 annual report on Form 10-K filed February 24, 2010. Important factors that could cause actual results to differ materially from our expectations include the following:
•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, consumer demand, consumer confidence, fuel prices, unemployment rates and credit availability;

•	the number of new and used vehicles sold in our markets;

•	automobile manufacturers exercise significant control over our operations, and we depend on them in order to operate our business;

•	we depend on the success and popularity of the brands we sell, and adverse conditions affecting one or more automobile manufacturers, such as the current Toyota recalls, may negatively impact our revenues and profitability;

•	a restructuring of any significant automotive manufacturers, as well as the automotive sector as a whole;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects, refinancing of our debt when it becomes due (including our outstanding senior subordinated convertible notes), or financing the purchase of our inventory;

•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships and our ability to obtain incentive payments from manufacturers;

•	although we typically purchase vehicles and parts in the local functional currency, changes in foreign exchange rates may impact manufacturers, as many of the component parts of vehicles are manufactured in foreign markets, which could lead to an increase in our costs which we may not be able to pass on to the consumer;

•	changes in tax, financial or regulatory rules or requirements;

•	with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL’s asset utilization rates and industry competition;

•	substantial competition in automotive sales and services;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

•	import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•	automobile dealerships are subject to substantial regulation;

•	if state dealer laws in the U.S. are repealed or weakened our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

•	our distribution of the smart fortwo vehicle is dependent upon continued availability of and customer demand for the smart fortwo;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;

•	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency valuations; and

•	we are a holding company and, as a result, must rely on the receipt of payments from our subsidiaries, which are subject to limitations, in order to meet our cash needs and service our indebtedness.
In addition:
•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and

•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of March 31, 2010, a 100 basis point change in interest rates would result in an approximate $2.2 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. We are currently party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2010, adjusted to exclude the notional value of the hedged swap agreements, a 100 basis point change in interest rates would result in an approximate $8.9 million change to our annual floor plan interest expense.
We evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. These policies include:
•	the maintenance of our overall debt portfolio with targeted fixed and variable rate components;

•	the use of authorized derivative instruments;

•	the prohibition of using derivatives for trading or other speculative purposes; and

•	the prohibition of highly leveraged derivatives or derivatives which we are unable to reliably value, or for which we are unable to obtain a market quotation.
Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, mortgages, the 7.75% Notes, the Convertible Notes and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
Foreign Currency Exchange Rates. As of March 31, 2010, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $97.0 million change to our revenues for the three months ended March 31, 2010.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers and employment related matters, including class action claims and purported class action claims. As of March 31, 2010, we are not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: May 3, 2010		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Date: May 3, 2010		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.