Form 10-Q
period 2010-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2010-07-30
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2010, there were 92,074,157 shares of voting common stock outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	3

Consolidated Condensed Statements of Income for the three and six months ended June 30, 2010 and 2009	4

Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009	5

Consolidated Condensed Statement of Equity for the six months ended June 30, 2010	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative & Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 5. Other Information	43

Item 6. Exhibits	43

Exhibit 4.1
Exhibit 4.2
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$17,664	$13,999
Accounts receivable, net of allowance for doubtful accounts of $1,797 and $1,689	351,013	321,226
Inventories	1,364,718	1,302,495
Other current assets	106,479	95,426
Assets held for sale	572	10,625

Total current assets	1,840,446	1,743,771
Property and equipment, net	707,832	726,808
Goodwill	795,366	810,047
Franchise value	199,581	201,756
Equity method investments	280,847	295,473
Other long-term assets	14,591	18,152

Total assets	$3,838,663	$3,796,007

LIABILITIES AND EQUITY
Floor plan notes payable	$818,339	$769,657
Floor plan notes payable — non-trade	499,410	423,316
Accounts payable	209,535	189,989
Accrued expenses	218,716	227,294
Current portion of long-term debt	16,551	12,442
Liabilities held for sale	501	7,675

Total current liabilities	1,763,052	1,630,373
Long-term debt	844,292	933,966
Deferred tax liabilities	159,872	157,500
Other long-term liabilities	109,713	128,129

Total liabilities	2,876,929	2,849,968
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 92,142 shares issued and outstanding at June 30, 2010; 91,618 shares issued and outstanding at December 31, 2009	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	738,611	737,198
Retained earnings	246,000	196,205
Accumulated other comprehensive income	(26,567)	9,049

Total Penske Automotive Group stockholders’ equity	958,053	942,461

Non-controlling interest	3,681	3,578

Total equity	961,734	946,039

Total liabilities and equity	$3,838,663	$3,796,007

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,355,813	$1,090,127	$2,588,136	$2,061,323
Used vehicle	749,669	658,787	1,446,337	1,275,286
Finance and insurance, net	63,558	54,674	122,992	103,137
Service and parts	332,160	331,106	666,183	658,009
Distribution	19,933	53,152	27,869	133,265
Fleet and wholesale vehicle	182,555	130,849	337,850	245,975

Total revenues	2,703,688	2,318,695	5,189,367	4,476,995

Cost of sales:
New vehicle	1,244,630	1,004,151	2,375,452	1,903,990
Used vehicle	689,552	599,526	1,329,500	1,160,009
Service and parts	141,655	148,692	287,275	298,867
Distribution	17,227	45,702	24,949	114,016
Fleet and wholesale	180,280	126,869	331,819	238,319

Total cost of sales	2,273,344	1,924,940	4,348,995	3,715,201

Gross profit	430,344	393,755	840,372	761,794
Selling, general and administrative expenses	355,177	327,389	695,691	640,055
Depreciation	12,054	13,811	24,428	26,692

Operating income	63,113	52,555	120,253	95,047
Floor plan interest expense	(8,321)	(8,969)	(16,842)	(18,431)
Other interest expense	(12,542)	(13,687)	(25,262)	(28,187)
Debt discount amortization	(2,428)	(3,135)	(5,343)	(6,773)
Equity in earnings of affiliates	4,784	3,466	4,355	4,180
Gain on debt repurchase	422	—	1,027	10,429

Income from continuing operations before income taxes	45,028	30,230	78,188	56,265
Income taxes	(15,625)	(10,329)	(28,060)	(20,074)

Income from continuing operations	29,403	19,901	50,128	36,191
Gain (loss) from discontinued operations, net of tax	281	(5,734)	(112)	(5,822)

Net income	29,684	14,167	50,016	30,369
Less: Income attributable to non-controlling interests	243	88	221	8

Net income attributable to Penske Automotive Group common stockholders	$29,441	$14,079	$49,795	$30,361

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.32	$0.22	$0.54	$0.40
Discontinued operations	(0.00)	(0.06)	(0.00)	(0.06)

Net income	$0.32	$0.15	$0.54	$0.33
Shares used in determining basic earnings per share	92,142	91,531	92,016	91,506
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.32	$0.22	$0.54	$0.40
Discontinued operations	(0.00)	(0.06)	(0.00)	(0.06)

Net income	$0.32	$0.15	$0.54	$0.33
Shares used in determining diluted earnings per share	92,206	91,592	92,086	91,537
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$29,403	$19,901	$50,128	$36,191
Less: Income attributable to non-controlling interests	243	88	221	8

Income from continuing operations, net of tax	29,160	19,813	49,907	36,183
Gain (loss) from discontinued operations, net of tax	281	(5,734)	(112)	(5,822)

Net income	$29,441	$14,079	$49,795	$30,361
Cash dividends per share	$—	$—	$—	$—
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$50,016	$30,369
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	24,428	26,692
Debt discount amortization	5,343	6,773
Undistributed earnings of equity method investments	(4,355)	(4,180)
Loss from discontinued operations, net of tax	112	5,822
Deferred income taxes	11,398	21,037
Gain on debt repurchase	(1,027)	(10,733)
Changes in operating assets and liabilities:
Accounts receivable	(25,714)	(26,927)
Inventories	(33,856)	340,656
Floor plan notes payable	27,057	(188,134)
Accounts payable and accrued expenses	12,036	32,906
Other	4,155	6,824

Net cash from continuing operating activities	69,593	241,105

Investing Activities:
Purchase of equipment and improvements	(37,622)	(43,979)
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $7,231 and $2,940, respectively	(12,277)	(8,610)
Other	—	12,679

Net cash from continuing investing activities	(49,899)	(39,910)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	320,600	276,800
Repayments under U.S. credit agreement revolving credit line	(292,600)	(276,800)
Repayments under U.S. credit agreement term loan	—	(10,000)
Repurchase of 3.5% senior subordinated convertible notes	(113,604)	(51,425)
Net repayments of other long-term debt	(9,497)	(47,768)
Net borrowings (repayments) of floor plan notes payable — non-trade	76,094	(78,608)
Proceeds from exercises of options, including excess tax benefit	211	—

Net cash from continuing financing activities	(18,796)	(187,801)

Discontinued operations:
Net cash from discontinued operating activities	(6,489)	(643)
Net cash from discontinued investing activities	9,463	(2,605)
Net cash from discontinued financing activities	(207)	(7,085)

Net cash from discontinued operations	2,767	(10,333)

Net change in cash and cash equivalents	3,665	3,061
Cash and cash equivalents, beginning of period	13,999	17,108

Cash and cash equivalents, end of period	$17,664	$20,169

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$43,876	$49,368
Income taxes	14,121	4,655
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued		Paid-in	Retained	Comprehensive	Attributable to Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Automotive Group	Interest	Equity
	(Unaudited)
	(Dollars in thousands)

Balance, January 1, 2010	91,617,746	$9	$737,198	$196,205	$9,049	$942,461	$3,578	$946,039
Equity compensation	499,751	—	5,837	—	—	5,837	—	5,837
Exercise of options, including tax benefit of $108	25,000	—	211	—	—	211	—	211
Repurchase of 3.5% senior subordinated convertible notes	—	—	(4,635)	—	—	(4,635)	—	(4,635)
Distributions to non-controlling interests	—	—	—	—	—	—	(118)	(118)
Foreign currency translation	—	—	—	—	(42,831)	(42,831)	—	(42,831)
Other	—	—	—	—	7,215	7,215	—	7,215
Net income	—	—	—	49,795	—	49,795	221	50,016

Balance, June 30, 2010	92,142,497	$9	$738,611	$246,000	$(26,567)	$958,053	$3,681	$961,734

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Business Overview
Penske Automotive Group, Inc. (the “Company”) is the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of June 30, 2010, the Company owned and operated 171 franchises in the U.S. and 152 franchises outside of the U.S., primarily in the U.K. During the six months ended June 30, 2010, we acquired 6 franchises, including Volkswagen and Audi franchises in Santa Ana, California and a group of BMW franchises in Augsburg, Germany through the dissolution of a joint venture. We were awarded 9 franchises, including Audi and Mercedes franchises in Chantilly, Virginia, two Mini franchises in the western U.S. and four Mercedes Sprinter commercial van franchises in the U.S. We also disposed of 5 franchises, including our Toyota/Scion business in Warren, Michigan and our Ford business in Goodyear, Arizona.
Each of the Company’s dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, the Company generates higher-margin revenue at each of its dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. In 2007, the Company established a wholly-owned subsidiary, smart USA Distributor, LLC (“smart USA”), which is the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The Company also holds a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider.
Basis of Presentation
The following unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through June 30, 2010, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.
Results for three and six months ended June 30, 2010 include a $422 and $1,027 pre-tax gain relating to the repurchase of $41,548 and $112,658 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes (“Convertible Notes”), respectively. Results for the six months ended June 30, 2009 include a $10,429 pre-tax gain relating to the repurchase of $68,740 aggregate principal amount of the Convertible Notes.
Discontinued Operations
The Company accounts for dispositions as discontinued operations when the operations and cash flows of the business being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations.
In evaluating whether the cash flows of a dealership in its Retail reportable segment will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company owned dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. The results of operations during the three and six months ended June 30, 2010 and 2009 and the net assets as of June 30, 2010 and December 31, 2009 of dealerships accounted for as discontinued operations were immaterial.

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
Estimated Useful Lives of Assets
The Company changed the useful lives of certain fixed assets during the first quarter of 2010 as part of a review of assumptions related to the expected utilization of those assets by the Company. The Company accounted for the change in useful lives as a change in estimate prospectively effective January 1, 2010, which resulted in a reduction of depreciation expense of $1,410 and $2,820 for the three and six month periods ended June 30, 2010, respectively.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting. A summary of the fair value of the subordinated notes as of June 30, 2010, based on level one market data follows:

	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$350,625
3.5% senior subordinated convertible notes due 2026	187,157	194,570
2. Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
New vehicles	$956,879	$898,110
Used vehicles	330,895	325,707
Parts, accessories and other	76,944	78,678

Total inventories	$1,364,718	$1,302,495

The Company receives non-refundable floor plan interest and advertising assistance credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. These floor plan interest and advertising assistance credits amounted to $13,176 and $8,975 during the six months ended June 30, 2010 and 2009, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
3. Business Combinations
The Company’s retail operations acquired three and five franchises during the six months ended June 30, 2010 and 2009, respectively. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed in the six months ended June 30, 2010 and 2009 follows:

	June 30,	June 30,
	2010	2009
Inventory	$8,595	$2,935
Other current assets	17	129
Property and equipment	187	3,250
Goodwill	3,510	1,746
Franchise value	—	749
Current liabilities	(32)	(199)

Cash used in dealership acquisitions	$12,277	$8,610

In the first quarter of 2010, the Company exited one of its German joint ventures by exchanging its 50% interest in the joint venture for 100% ownership in three BMW franchises previously held by the joint venture. The Company recorded $13,331 of intangible assets in connection with this transaction.
4. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and franchise value during the six months ended June 30, 2010:

		Franchise
	Goodwill	Value
Balance — January 1, 2010	$810,047	$201,756
Additions	13,051	3,703
Foreign currency translation	(27,732)	(5,878)

Balance — June 30, 2010	$795,366	$199,581

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
The floor plan agreements typically grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries, and in the U.S. are guaranteed by the Company. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), Finance House Base Rate, or Euro Interbank Offered Rate. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated condensed balance sheets, and classifies related cash flows as a financing activity on its consolidated condensed statements of cash flows.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
6. Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of non-participatory equity compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	92,142	91,531	92,016	91,506
Effect of non-participatory equity compensation	64	61	70	31

Weighted average number of common shares outstanding, including effect of dilutive securities	92,206	91,592	92,086	91,537

There were no anti-dilutive stock options outstanding during the three and six months ended June 30, 2010 which were excluded from the calculation of diluted earnings per share. During the three and six months ended June 30, 2009, 3 and 222 stock options, respectively, were excluded from the calculation of diluted earnings per share because the effect of such securities was anti-dilutive. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of June 30, 2010 and 2009, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.
7. Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
U.S. credit agreement — revolving credit line	$28,000	$—
U.S. credit agreement — term loan	149,000	149,000
U.K. credit agreement — revolving credit line	44,817	59,803
U.K. credit agreement — term loan	10,545	17,115
U.K. credit agreement — overdraft line of credit	12,259	12,048
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	187,157	289,344
Mortgage facilities	46,608	41,358
Other	7,457	2,740

Total long-term debt	860,843	946,408
Less: current portion	(16,551)	(12,442)

Net long-term debt	$844,292	$933,966

U.S. Credit Agreement
The Company is party to a credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which, as of June 30, 2010, provided for up to $250,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $149,000, and for an additional $10,000 of availability for letters of credit, through September 30, 2012. As of June 30, 2010, the revolving loans bore interest at a defined LIBOR plus 2.50%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2010, $149,000 of term loans, $1,250 of letters of credit, and $28,000 of revolver borrowings were outstanding under the U.S. Credit Agreement.
In July 2010, the Company amended the U.S. Credit Agreement to (1) increase the borrowing capacity under the revolving credit line by $50.0 million, (2) increase the interest rate on secured revolving borrowings by 25 basis points, and (3) increase the rate on unsecured revolving borrowings by 50 basis points.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a seasonally adjusted overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £100,000 in revolving loans through August 31, 2013, which bears interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand seasonally adjusted overdraft line of credit for up to £20,000 that bears interest at the Bank of England Base Rate plus 1.75%.
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2010, the U.K. subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of June 30, 2010, outstanding loans under the U.K. Credit Agreement amounted to £45,265 ($67,621), including £7,059 ($10,545) under the term loan. In July 2010, the Company amended the U.K. Credit Agreement in connection with a reorganization of our European operations.
7.75% Senior Subordinated Notes
In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control, the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2010, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
On January 31, 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $193,602 were outstanding at June 30, 2010. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2010, the Company was in compliance with all negative covenants and there were no events of default.

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
Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. Because the Company expects to be required to redeem the Convertible Notes in April 2011, it is reviewing alternatives to refinance or repay the Convertible Notes, which may include the issuance of additional securities. In the absence of a refinancing of the Convertible Notes, the Company expects to utilize cash flow from operations, working capital and availability under the U.S. Credit Agreement to repay the Convertible Notes. Based on the ability and intent to refinance any redemption or repayment of the Convertible Notes, the Company has classified them as long-term in the Consolidated Condensed Balance Sheet as of June 30, 2010. In the event the outstanding balance of the Convertible Notes exceeds or was expected to exceed the revolving capacity under the U.S. Credit Agreement, any such excess would have been classified as current.
In the second quarter of 2010, the Company repurchased $41,548 principal amount of its outstanding Convertible Notes, which had a book value, net of debt discount, of $40,013 for $41,859. The Company allocated $2,438 of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, the Company wrote off $170 of unamortized deferred financing costs. As a result, the Company recorded a $422 pre-tax gain in connection with the repurchases. In total during the first six months of 2010, the Company repurchased $112,658 principal amount of its outstanding Convertible Notes, which had a book value, net of debt discount, of $107,530 for $113,603. The Company allocated $7,667 of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, the Company wrote off $567 of unamortized deferred financing costs. As a result, the Company has recorded an aggregate $1,027 pre-tax gain in connection with the repurchases during 2010.
In the first quarter of 2009, the Company repurchased $68,740 principal amount of its outstanding Convertible Notes, which had a book value, net of debt discount, of $62,831 for $51,425. In connection with the transaction, the Company wrote off $672 of unamortized deferred financing costs and incurred $305 of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, the Company recorded a $10,429 pre-tax gain in connection with the repurchase.
The liability and equity components related to the Convertible Notes consist of the following:

	June 30,	December 31,
	2010	2009
Carrying amount of the equity component	$38,458	$43,093

Principal amount of the liability component	$193,602	$306,260
Unamortized debt discount	6,445	16,916

Net carrying amount of the liability component	$187,157	$289,344

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The unamortized debt discount will be amortized as additional interest expense through April 1, 2011, the date the Company expects to be required to redeem the Convertible Notes. The annual effective interest rate on the liability component is 8.25%.
In July 2010, the Company repurchased an additional $43,000 principal amount of the Convertible Notes for $43,215. As a result, there is an aggregate of $150,602 principal amount of the Convertible Notes currently outstanding.
Mortgage Facilities
The Company is party to several mortgages, including a $42,400 mortgage facility with respect to certain of its dealership properties that matures on October 1, 2015. This facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event the Company exercises its options to extend the term, the interest rate will be renegotiated at each renewal period. This mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of June 30, 2010, $46,608 was outstanding under these facilities.
8. Interest Rate Swaps
The Company uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. The Company is party to interest rate swap agreements through January 2011, pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time, subject to the settlement of the then current fair value of the swap arrangements.
The Company designated $290,000 of the swap agreements as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings and the effective portion of the gain or loss on that $290,000 of the swap agreements is reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. Settlements and changes in the fair value related to the undesignated $10,000 of the swap agreements will be recorded as realized and unrealized gains/losses within interest expense.
The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of June 30, 2010, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $5,729, which is recorded in accrued expenses. As of December 31, 2009, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $9,963, of which $9,250 and $713 were recorded in accrued expenses and other long-term liabilities, respectively. As of June 30, 2010, the fair value of the swaps not designated as hedging instruments was estimated to be a liability of $198, which is recorded in accrued expenses. As of December 31, 2009, the fair value of the swaps not designated as hedging instruments was estimated to be a liability of $344, of which $319 and $25 were recorded in accrued expenses and other long-term liabilities, respectively.
During the six months ended June 30, 2010, the Company recognized a net gain of $1,328 related to the effective portion of the interest rate swap agreements designated as hedging instruments in accumulated other comprehensive income, and reclassified $2,207 of the existing derivative losses from accumulated other comprehensive income into floor plan interest expense. During the six months ended June 30, 2009, the Company recognized a net gain of $1,464 related to the effective portion of the interest rate swap agreements designated as hedging instruments in accumulated other comprehensive income, and reclassified $4,894 of existing derivative losses from accumulated other comprehensive income into floor plan interest expense. The Company expects approximately $4,248 associated with the swaps to be recognized as an increase of interest expense as the hedged interest payments become due through the swap agreement’s maturity in January 2011. During the six months ended June 30, 2010 and 2009, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.8% and 0.6%, respectively.
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers and employment related matters, including class action claims and purported class action claims. As of June 30, 2010, the Company is not party to any legal proceedings, including class action lawsuits, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at the Company’s election. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2010, the Company was in compliance with all covenants under these leases.
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
The Company has $20,891 of letters of credit outstanding as of June 30, 2010, which are required by certain of our lenders and insurance providers. In addition, the Company has $14,382 of surety bonds posted by dealerships in the ordinary course of business.
10. Equity
Comprehensive income (loss)
Other comprehensive income (loss) includes foreign currency translation gains and losses, as well as changes relating to other immaterial items, including certain defined benefit plans in the U.K. and changes in the fair value of interest rate swap agreements, each of which has been excluded from net income and reflected in equity. Total comprehensive income (loss) is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Attributable to Penske Automotive Group:
Net income	$29,441	$14,079	$49,795	$30,361
Other comprehensive income (loss):
Foreign currency translation	(15,123)	52,357	(42,831)	54,565
Other	4,029	1,472	7,215	1,635

Total attributable to Penske Automotive Group	18,347	67,908	14,179	86,561

Attributable to the non-controlling interest:
Net income	243	88	221	8

Total comprehensive income (loss)	$18,590	$67,996	$14,400	$86,569

In July 2010, the Company repurchased 68 shares at an average price of $10.97 for a total of $751.
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
Three Months Ended June 30

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2010	$2,684,068	$32,063	$—	$(12,443)	$2,703,688
2009	2,265,625	58,878	—	(5,808)	2,318,695
Adjusted segment income
2010	44,294	(3,610)	4,103	(181)	44,606
2009	26,802	967	2,520	(59)	30,230
Six Months Ended June 30

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2010	$5,162,123	$47,187	$—	$(19,943)	$5,189,367
2009	4,343,812	147,509	—	(14,326)	4,476,995
Adjusted segment income
2010	83,030	(9,202)	3,597	(264)	77,161
2009	35,660	7,272	3,126	(222)	45,836
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Adjusted segment income	$44,606	$30,230	$77,161	$45,836
Gain on debt repurchase	422	—	1,027	10,429

Income from continuing operations before income taxes	$45,028	$30,230	$78,188	$56,265

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
June 30, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$17,664	$—	$—	$13,540	$4,124
Accounts receivable, net	351,013	(250,655)	250,655	206,509	144,504
Inventories	1,364,718	—	—	850,026	514,692
Other current assets	106,479	—	863	66,670	38,946
Assets held for sale	572	—	—	572	—

Total current assets	1,840,446	(250,655)	251,518	1,137,317	702,266
Property and equipment, net	707,832	—	5,024	449,485	253,323
Intangible assets	994,947	—	—	572,940	422,007
Equity method investments	280,847	—	232,015	—	48,832
Other long-term assets	14,591	(1,241,648)	1,245,377	9,252	1,610

Total assets	$3,838,663	$(1,492,303)	$1,733,934	$2,168,994	$1,428,038

Floor plan notes payable	$818,339	$—	$—	$501,158	$317,181
Floor plan notes payable — non-trade	499,410	—	29,900	300,139	169,371
Accounts payable	209,535	—	1,994	82,788	124,753
Accrued expenses	218,716	(250,655)	1,149	125,777	342,445
Current portion of long-term debt	16,551	—	—	1,239	15,312
Liabilities held for sale	501	—	—	501	—

Total current liabilities	1,763,052	(250,655)	33,043	1,011,602	969,062
Long-term debt	844,292	(59,194)	739,157	50,087	114,242
Deferred tax liabilities	159,872	—	—	148,563	11,309
Other long-term liabilities	109,713	—	—	92,416	17,297

Total liabilities	2,876,929	(309,849)	772,200	1,302,668	1,111,910
Total equity	961,734	(1,182,454)	961,734	866,326	316,128

Total liabilities and equity	$3,838,663	$(1,492,303)	$1,733,934	$2,168,994	$1,428,038

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$13,999	$—	$—	$12,344	$1,655
Accounts receivable, net	321,226	(230,299)	230,299	195,748	125,478
Inventories	1,302,495	—	—	776,887	525,608
Other current assets	95,426	—	1,725	61,640	32,061
Assets held for sale	10,625	—	—	10,625	—

Total current assets	1,743,771	(230,299)	232,024	1,057,244	684,802
Property and equipment, net	726,808	—	6,007	450,116	270,685
Intangible assets	1,011,803	—	—	570,282	441,521
Equity method investments	295,473	—	231,897	—	63,576
Other long-term assets	18,152	(1,287,938)	1,293,067	10,848	2,175

Total assets	$3,796,007	$(1,518,237)	$1,762,995	$2,088,490	$1,462,759

Floor plan notes payable	$769,657	$—	$—	$448,069	$321,588
Floor plan notes payable — non-trade	423,316	—	—	254,807	168,509
Accounts payable	189,989	—	3,268	74,610	112,111
Accrued expenses	227,294	(230,299)	344	111,800	345,449
Current portion of long-term debt	12,442	—	—	1,033	11,409
Liabilities held for sale	7,675	—	—	7,675	—

Total current liabilities	1,630,373	(230,299)	3,612	897,994	959,066
Long-term debt	933,966	(59,706)	813,344	43,066	137,262
Deferred tax liabilities	157,500	—	—	145,551	11,949
Other long-term liabilities	128,129	—	—	123,154	4,975

Total liabilities	2,849,968	(290,005)	816,956	1,209,765	1,113,252
Total equity	946,039	(1,228,232)	946,039	878,725	349,507

Total liabilities and equity	$3,796,007	$(1,518,237)	$1,762,995	$2,088,490	$1,462,759

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,703,688	$—	$—	$1,618,487	$1,085,201
Cost of sales	2,273,344	—	—	1,347,980	925,364

Gross profit	430,344	—	—	270,507	159,837
Selling, general, and administrative expenses	355,177	—	3,494	225,414	126,269
Depreciation	12,054	—	300	6,984	4,770

Operating income (loss)	63,113	—	(3,794)	38,109	28,798
Floor plan interest expense	(8,321)	—	—	(6,167)	(2,154)
Other interest expense	(12,542)	—	(8,343)	(33)	(4,166)
Debt discount amortization	(2,428)	—	(2,428)	—	—
Equity in earnings of affiliates	4,784	—	3,937	—	847
Gain on debt repurchase	422		422
Equity in earnings of subsidiaries	—	(54,991)	54,991	—	—

Income from continuing operations before income taxes	45,028	(54,991)	44,785	31,909	23,325
Income taxes	(15,625)	19,186	(15,625)	(12,548)	(6,638)

Income from continuing operations	29,403	(35,805)	29,160	19,361	16,687
Loss from discontinued operations, net of tax	281	(281)	281	281	—

Net income	29,684	(36,086)	29,441	19,642	16,687
Less: Income attributable to the non-controlling interests	243	—	—	—	243

Net income attributable to Penske Automotive Group common stockholders	$29,441	$(36,086)	$29,441	$19,642	$16,444

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,318,695	$—	$—	$1,374,689	$944,006
Cost of sales	1,924,940	—	—	1,133,537	791,403

Gross profit	393,755	—	—	241,152	152,603
Selling, general, and administrative expenses	327,389	—	6,229	201,348	119,812
Depreciation	13,811	—	290	8,636	4,885

Operating income (loss)	52,555	—	(6,519)	31,168	27,906
Floor plan interest expense	(8,969)	—	—	(6,233)	(2,736)
Other interest expense	(13,687)	—	(10,754)	(35)	(2,898)
Debt discount amortization	(3,135)	—	(3,135)	—	—
Equity in income of affiliates	3,466	—	2,381	—	1,085
Equity in earnings of subsidiaries	—	(48,169)	48,169	—	—

Income from continuing operations before income taxes	30,230	(48,169)	30,142	24,900	23,357
Income taxes	(10,329)	16,512	(10,329)	(9,894)	(6,618)

Income from continuing operations	19,901	(31,657)	19,813	15,006	16,739
Loss from discontinued operations, net of tax	(5,734)	5,734	(5,734)	(3,369)	(2,365)

Net income	14,167	(25,923)	14,079	11,637	14,374
Less: Income attributable to the non-controlling interests	88	—	—	—	88

Net income attributable to Penske Automotive Group common stockholders	$14,079	$(25,923)	$14,079	$11,637	$14,286

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$5,189,367	$—	$—	$3,006,952	$2,182,415
Cost of sales	4,348,995	—	—	2,494,595	1,854,400

Gross profit	840,372	—	—	512,357	328,015
Selling, general, and administrative expenses	695,691	—	8,087	433,106	254,498
Depreciation	24,428	—	590	13,944	9,894

Operating income (loss)	120,253	—	(8,677)	65,307	63,623
Floor plan interest expense	(16,842)	—	—	(12,228)	(4,614)
Other interest expense	(25,262)	—	(16,390)	(589)	(8,283)
Debt discount amortization	(5,343)	—	(5,343)	—	—
Equity in earnings of affiliates	4,355	—	4,283	—	72
Gain on debt repurchase	1,027	—	1,027	—	—
Equity in earnings of subsidiaries	—	(103,067)	103,067	—	—

Income from continuing operations before income taxes	78,188	(103,067)	77,967	52,490	50,798
Income taxes	(28,060)	37,093	(28,060)	(22,948)	(14,145)

Income from continuing operations	50,128	(65,974)	49,907	29,542	36,653
Loss from discontinued operations, net of tax	(112)	112	(112)	(112)	—

Net income	50,016	(65,862)	49,795	29,430	36,653
Less: Income attributable to the non-controlling interests	221	—	—	—	221

Net income attributable to Penske Automotive Group common stockholders	$49,795	$(65,862)	$49,795	$29,430	$36,432

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$4,476,995	$—	$—	$2,645,760	$1,831,235
Cost of sales	3,715,201	—	—	2,179,823	1,535,378

Gross profit	761,794	—	—	465,937	295,857
Selling, general, and administrative expenses	640,055	—	9,547	398,390	232,118
Depreciation	26,692	—	580	16,924	9,188

Operating income (loss)	95,047	—	(10,127)	50,623	54,551
Floor plan interest expense	(18,431)	—	—	(12,471)	(5,960)
Other interest expense	(28,187)	—	(22,226)	(64)	(5,897)
Debt discount amortization	(6,773)	—	(6,773)	—	—
Equity in earnings of affiliates	4,180	—	2,964	—	1,216
Gain on debt repurchase	10,429	—	10,429	—	—
Equity in earnings of subsidiaries	—	(81,990)	81,990	—	—

Income from continuing operations before income taxes	56,265	(81,990)	56,257	38,088	43,910
Income taxes	(20,074)	29,269	(20,074)	(16,978)	(12,291)

Income from continuing operations	36,191	(52,721)	36,183	21,110	31,619
Loss from discontinued operations, net of tax	(5,822)	5,822	(5,822)	(3,465)	(2,357)

Net income	30,369	(46,899)	30,361	17,645	29,262
Less: Income attributable to the non-controlling interests	8	—	—	—	8

Net income attributable to Penske Automotive Group common stockholders	$30,361	$(46,899)	$30,361	$17,645	$29,254

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$69,593	$55,493	$(23,636)	$37,736

Investing activities:
Purchase of property and equipment	(37,622)	—	(27,809)	(9,813)
Dealership acquisitions, net	(12,277)	—	(12,277)	—
Other	—	—	83	(83)

Net cash from continuing investing activities	(49,899)	—	(40,003)	(9,896)

Financing activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	320,600	320,600	—	—
Repayment under U.S. credit agreement revolving credit line	(292,600)	(292,600)	—	—
Net borrowings (repayments) of long-term debt	(9,497)	—	7,739	(17,236)
Repurchase 3.5% senior subordinated convertible notes	(113,604)	(113,604)	—	—
Proceeds from exercises of options, including excess tax benefit	211	211	—	—
Net (repayments) borrowings of floor plan notes payable — non-trade	76,094	29,900	53,856	(7,662)
Distributions from (to) parent	—	—	473	(473)

Net cash from continuing financing activities	(18,796)	(55,493)	62,068	(25,371)

Net cash from discontinued operations	2,767	—	2,767	—

Net change in cash and cash equivalents	3,665	—	1,196	2,469
Cash and cash equivalents, beginning of period	13,999	—	12,344	1,655

Cash and cash equivalents, end of period	$17,664	$—	$13,540	$4,124

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group, Inc.	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$241,105	$49,940	$50,923	$140,242

Investing activities:
Purchase of property and equipment	(43,979)	—	(26,223)	(17,756)
Dealership acquisitions, net	(8,610)	—	(690)	(7,920)
Other	12,679	11,485	—	1,194

Net cash from continuing investing activities	(39,910)	11,485	(26,913)	(24,482)

Financing activities:
Repayments under U.S. credit agreement term loan	(10,000)	(10,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(51,425)	(51,425)	—	—
Net borrowings (repayments) of long-term debt	(47,768)	—	(8,080)	(39,688)
Net (repayments) borrowings of floor plan notes payable — non-trade	(78,608)	—	(6,863)	(71,745)
Distributions from (to) parent	—	—	20	(20)

Net cash from continuing financing activities	(187,801)	(61,425)	(14,923)	(111,453)

Net cash from discontinued operations	(10,333)	—	(6,689)	(3,644)

Net change in cash and cash equivalents	3,061	—	2,398	663
Cash and cash equivalents, beginning of period	17,108	—	14,126	2,982

Cash and cash equivalents, end of period	$20,169	$—	$16,524	$3,645

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses since inception. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through June 30, 2010.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of June 30, 2010, we owned and operated 171 franchises in the U.S. and 152 franchises outside of the U.S., primarily in the U.K. We offer a full range of vehicle brands with 95% of our total retail revenue in 2010 generated from brands of non-U.S. based manufacturers, and 64% generated from premium brands, such as Audi, BMW, Cadillac, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 65% of our total revenues in 2010 generated by operations in the U.S. and Puerto Rico and 35% generated from our operations outside the U.S. (predominately in the U.K.).
We are also, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves more than 40 miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. As of June 30, 2010, smart USA has certified a network of more than 75 smart dealerships, ten of which are owned and operated by us. The smart fortwo offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe and BRABUS cabriolet, with base retail prices currently ranging from $11,990 to $20,990. smart USA wholesaled 2,996 and 9,373 smart fortwo vehicles during the six months ended June 30, 2010 and 2009, respectively.
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
Outlook
Since September 2008, general economic conditions have impacted consumer traffic, vehicle sales and vehicle service work at our dealerships. While we have experienced increased sales in the six months ended June 30 when compared with the prior year, volumes are still below historical levels. We believe general economic conditions, while improving, will continue to impact traffic and sales in the markets in which we operate throughout 2010.
Operating Overview
New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties and the sales of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories. During the three and six months ended June 30, 2010, we experienced year over year increases in same store new and used retail unit sales, resulting in retail revenue growth, including finance and insurance revenues. Our same store service and parts business also experienced a benefit during these periods due to Toyota recall activity.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, service and parts transactions, and the distribution of the smart fortwo. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives may impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $36.6 million, or 9.3%, and $78.6 million, or 10.3%, during the three and six month periods, respectively, as compared to the same periods of the prior year. The increase in gross profit is largely attributable to increases in new and used unit sales and related finance and insurance sales. Our retail gross margin percentage declined from 17.9% during the three months ended June 30, 2009 to 17.0% during the three months ended June 30, 2010 and declined from 17.9% during the six months ended June 30, 2009 to 17.2% during the six months ended June 30, 2010, due primarily to an increase in the percentage of our revenues generated by lower margin vehicle sales.

Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other outside services. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends. Our selling, general, and administrative expenses increased on a same store basis, due in large part to increases in variable compensation as a result of the increase in same store retail gross profit versus the prior year and cost of living increases relating to our lease agreements. However, selling, general and administrative expenses as a percentage of gross profit decreased by 61 basis points to 82.5% in the second quarter of 2010 as compared to the prior year.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan and other interest expenses have decreased during the three and six months ended June 30, 2010 as a result of decreases in average floor plan balances outstanding, term loan repayments and repurchases of our 3.5% senior subordinated convertible notes.
Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. It is our expectation that operating conditions as outlined above in the Outlook section will similarly impact these businesses throughout 2010.
The future success of our business will likely be dependent on, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in our markets, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, the success of our distribution business, and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Forward-Looking Statements.”
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the six months ended June 30, 2010 and 2009, we earned $170.7 million and $145.6 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $166.6 million and $143.3 million was recorded as a reduction of cost of sales.
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
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into five geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). There is no goodwill recorded in our Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. The fair value of goodwill is determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to any excess of the carrying value over the implied fair value.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $280.8 million and $295.5 million as of June 30, 2010 and December 31, 2009, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment were to be identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $23.8 million and $21.5 million as of June 30, 2010 and December 31, 2009, respectively. Changes in the reserve estimate during 2010 relate primarily to current year activity in our general liability and workers compensation programs.
Income Taxes
Tax regulations may require items to be included in our tax returns at different times than the items are reflected in our financial statements. Some of these differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax returns in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax returns that have not yet been recognized as expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not likely to allow for the use of the deduction or credit. A valuation allowance of $7.7 million has been recorded relating to net operating losses and credit carryforwards in the U.S. based on our determination that it is more likely than not that they will not be utilized.

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
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 (dollars in millions, except per unit amounts)
New Vehicle Data

			2010 vs. 2009
	2010	2009	Change	% Change
New retail unit sales	39,676	33,176	6,500	19.6%
Same store new retail unit sales	38,091	33,140	4,951	14.9%
New retail sales revenue	$1,355.8	$1,090.1	$265.7	24.4%
Same store new retail sales revenue	$1,301.7	$1,088.4	$213.3	19.6%
New retail sales revenue per unit	$34,172	$32,859	$1,313	4.0%
Same store new retail sales revenue per unit	$34,175	$32,841	$1,334	4.1%
Gross profit — new	$111.2	$86.0	$25.2	29.3%
Same store gross profit — new	$106.3	$85.8	$20.5	23.9%
Average gross profit per new vehicle retailed	$2,802	$2,591	$211	8.1%
Same store average gross profit per new vehicle retailed	$2,791	$2,588	$203	7.8%
Gross margin % — new	8.2%	7.9%	0.3%	3.8%
Same store gross margin % — new	8.2%	7.9%	0.3%	3.8%
Units
Retail unit sales of new vehicles increased 6,500 units, or 19.6%, from 2009 to 2010. The increase is due a 4,951 unit, or 14.9%, increase in same store retail unit sales during the period, coupled with a 1,549 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in our volume foreign brand stores in the U.S. and premium brand stores in the U.S. and U.K., and reflect the improved consumer confidence levels and credit availability in 2010 compared to the prior year.
Revenues
New vehicle retail sales revenue increased $265.7 million, or 24.4%, from 2009 to 2010. The increase is due to a $213.3 million, or 19.6%, increase in same store revenues, coupled with a $52.4 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the 14.9% increase in retail unit sales, which increased revenue by $169.2 million, coupled with a $1,334, or 4.1%, increase in average selling prices per unit which increased revenue by $44.1 million.
Gross Profit
Retail gross profit from new vehicle sales increased $25.2 million, or 29.3%, from 2009 to 2010. The increase is due to a $20.5 million, or 23.9%, increase in same store gross profit, coupled with a $4.7 million increase from net dealership acquisitions. The same store increase is due primarily to the 14.9% increase in retail unit sales, which increased gross profit by $13.8 million, coupled with a $203, or 7.8%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $6.7 million.

Used Vehicle Data

			2010 vs. 2009
	2010	2009	Change	% Change
Used retail unit sales	29,232	26,100	3,132	12.0%
Same store used retail unit sales	28,239	26,070	2,169	8.3%
Used retail sales revenue	$749.7	$658.8	$90.9	13.8%
Same store used retail sales revenue	$727.4	$657.9	$69.5	10.6%
Used retail sales revenue per unit	$25,645	$25,241	$404	1.6%
Same store used retail sales revenue per unit	$25,760	$25,237	$523	2.1%
Gross profit — used	$60.1	$59.3	$0.8	1.3%
Same store gross profit — used	$59.1	$59.2	$(0.1)	(0.2%)
Average gross profit per used vehicle retailed	$2,056	$2,271	$(215)	(9.5%)
Same store average gross profit per used vehicle retailed	$2,095	$2,272	$(177)	(7.8%)
Gross margin % — used	8.0%	9.0%	(1.0%)	(11.1%)
Same store gross margin % — used	8.1%	9.0%	(0.9%)	(10.0%)
Units
Retail unit sales of used vehicles increased 3,132 units, or 12.0%, from 2009 to 2010. The increase is due to a 2,169 unit, or 8.3%, increase in same store retail unit sales, coupled with a 963 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S., and reflect the improved consumer confidence levels and credit availability in 2010 compared to the prior year.
Revenues
Used vehicle retail sales revenue increased $90.9 million, or 13.8%, from 2009 to 2010. The increase is due to a $69.5 million, or 10.6%, increase in same store revenues, coupled with a $21.4 million increase from net dealership acquisitions. The same store revenue increase is due to a $523, or 2.1%, increase in comparative average selling prices per unit, which increased revenue by $13.6 million, coupled with the 8.3% increase in same store retail unit sales which increased revenue by $55.9 million.
Gross Profit
Retail gross profit from used vehicle sales increased $0.8 million, or 1.3%, from 2009 to 2010. The increase is due to a $0.9 million increase from net dealership acquisitions, offset by a $0.1 million, or 0.2%, decrease in same store gross profit. The decrease in same store gross profit is due to a $177, or 7.8%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $4.6 million, offset by a 8.3% increase in used retail unit sales, which increased gross profit by $4.5 million.
Finance and Insurance Data

			2010 vs. 2009
	2010	2009	Change	% Change
Finance and insurance revenue	$63.6	$54.7	$8.9	16.3%
Same store finance and insurance revenue	$62.1	$54.6	$7.5	13.7%
Finance and insurance revenue per unit	$922	$922	$—	—
Same store finance and insurance revenue per unit	$937	$922	$15	1.6%
Finance and insurance revenue increased $8.9 million, or 16.3%, from 2009 to 2010. The increase is due to a $7.5 million, or 13.7%, increase in same store revenues during the period, coupled with a $1.4 million increase from net dealership acquisitions. The same store revenue increase is due to a 12.0% increase in total retail unit sales, which increased revenue by $6.7 million, coupled with a $15, or 1.6%, increase in comparative average finance and insurance revenue per unit which increased revenue by $0.8 million.

Service and Parts Data

			2010 vs. 2009
	2010	2009	Change	% Change
Service and parts revenue	$332.2	$331.1	$1.1	0.3%
Same store service and parts revenue	$321.9	$329.5	$(7.6)	(2.3%)
Gross profit	$190.5	$182.4	$8.1	4.4%
Same store gross profit	$184.8	$181.6	$3.2	1.8%
Gross margin	57.4%	55.1%	2.3%	4.2%
Same store gross margin	57.4%	55.1%	2.3%	4.2%
Revenues
Service and parts revenue increased $1.1 million, or 0.3%, from 2009 to 2010. The increase is due to a $8.7 million increase from net dealership acquisitions, offset by a $7.6 million, or 2.3%, decrease in same store revenues during the period. We believe the same store decline is due in large part to a decline in vehicle sales over the last several years compared to historical levels in addition to a decrease in warranty due to the improvement in the quality of vehicles being produced today, offset somewhat by the significant Toyota recall actions in 2010.
Gross Profit
Service and parts gross profit increased $8.1 million, or 4.4%, from 2009 to 2010. The increase is due to a $3.2 million, or 1.8%, increase in same store gross profit during the period, coupled with a $4.9 million increase from net dealership acquisitions. The same store gross profit increase is due to a 2.3% increase in gross margin, which increased gross profit by $7.5 million, offset by the $7.6 million, or 2.3%, decrease in same store revenues, which decreased gross profit by $4.3 million. Service and parts margin in 2010 has been positively impacted by the significant Toyota recall actions.
Distribution
Distribution units wholesaled during the quarter decreased 1,619 units, or 44.2%, from 3,659 in 2009 to 2,040 in 2010. During the three months ended June 30, 2010, smart USA recorded $0.4 million of incentives relating to 2009 model year inventory which decreased gross profit. Due largely to the reduction in wholesale unit sales and the incentives on 2009 model year inventory, distribution segment revenue decreased $26.8 million, or 45.5%, to $32.1 million in 2010, and segment gross profit decreased $4.6 million, or 61.3%, to $2.9 million in 2010. In total, the distribution segment generated a loss of $3.6 million in 2010 compared with income of $1.0 million in 2009.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $27.8 million, or 8.5%, from $327.4 million to $355.2 million. The aggregate increase is due primarily to a $17.3 million, or 5.3%, increase in same store SG&A, coupled with a $10.5 million increase from net dealership acquisitions. The increase in same store SG&A is due to (1) a net increase in variable selling expenses, including increases in variable compensation, as a result of the 8.2% increase in same store retail gross profit versus the prior year and (2) increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses decreased as a percentage of gross profit from 83.2% to 82.5%.
Depreciation
Depreciation decreased $1.7 million, or 12.7%, from $13.8 million to $12.1 million. The decrease is due to a $2.0 million, or 14.7%, decrease in same store depreciation, offset by a $0.3 million increase from net dealership acquisitions. The same store decrease was primarily due to a $1.4 million impact from a change in the estimated useful lives of certain fixed assets effective January 1, 2010.

Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $0.7 million, or 7.2%, from $9.0 million to $8.3 million. The decrease is due to a $0.8 million, or 9.3%, decrease in same store floor plan interest expense, offset by a $0.1 million increase from net dealership acquisitions. The same store decrease is due to primarily to decreases in average outstanding floor plan balances.
Other Interest Expense
Other interest expense decreased $1.2 million, or 8.4%, from $13.7 million to $12.5 million. The decrease is due primarily to the repurchase of $112.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes during the six months ended June 30, 2010.
Debt Discount Amortization
Debt discount amortization decreased $0.7 million, from $3.1 million to $2.4 million, due primarily to the write off of a portion of our aggregate debt discount in connection with the repurchase of a portion of our outstanding 3.5% senior subordinated convertible notes.
Equity in Earnings of Affiliates
Equity in earnings of affiliates increased $1.3 million, from $3.5 million to $4.8 million. The increase from 2009 to 2010 is primarily related to the overall improvement in the performance of those businesses, which is consistent with our overall operating results.
Gain on Debt Repurchase
During the three months ended June 30, 2010, we repurchased $41.5 million principal amount of our Convertible Notes, which had a book value, net of debt discount, of $40.0 million for $41.9 million. We allocated $2.4 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.2 million of unamortized deferred financing costs. As a result, we recorded a $0.4 million pre-tax gain in connection with the repurchases.
Income Taxes
Income taxes increased $5.3 million, or 51.3%, from $10.3 million to $15.6 million. The increase from 2009 to 2010 is due to the increase in our pre-tax income versus the prior year, coupled with an increase in our overall effective income tax rate resulting from the relative strength of our operations in domestic markets with higher tax rates.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 (dollars in millions, except per unit amounts)
Our results for the six months ended June 30, 2009 include a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes.
New Vehicle Data

			2010 vs. 2009
	2010	2009	Change	% Change
New retail unit sales	75,815	63,911	11,904	18.6%
Same store new retail unit sales	73,482	63,750	9,732	15.3%
New retail sales revenue	$2,588.1	$2,061.3	$526.8	25.6%
Same store new retail sales revenue	$2,498.4	$2,049.2	$449.2	21.9%
New retail sales revenue per unit	$34,137	$32,253	$1,884	5.8%
Same store new retail sales revenue per unit	$34,000	$32,145	$1,855	5.8%
Gross profit — new	$212.7	$157.3	$55.4	35.2%
Same store gross profit — new	$204.2	$156.0	$48.2	30.9%
Average gross profit per new vehicle retailed	$2,805	$2,462	$343	13.9%
Same store average gross profit per new vehicle retailed	$2,779	$2,447	$332	13.6%
Gross margin % — new	8.2%	7.6%	0.6%	7.9%
Same store gross margin % — new	8.2%	7.6%	0.6%	7.9%
Units
Retail unit sales of new vehicles increased 11,904 units, or 18.6%, from 2009 to 2010. The increase is due a 9,732 unit, or 15.3%, increase in same store retail unit sales during the period, coupled with a 2,172 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in our volume foreign brand stores in the U.S. and premium brand stores in the U.S. and U.K., and reflect the improved consumer confidence levels and credit availability in 2010 compared to the prior year.

Revenues
New vehicle retail sales revenue increased $526.8 million, or 25.6%, from 2009 to 2010. The increase is due to a $449.2 million, or 21.9%, increase in same store revenues, coupled with a $77.6 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the 15.3% increase in retail unit sales, which increased revenue by $330.9 million, coupled with a $1,855, or 5.8%, increase in average selling prices per unit which increased revenue by $118.3 million.
Gross Profit
Retail gross profit from new vehicle sales increased $55.4 million, or 35.2%, from 2009 to 2010. The increase is due to a $48.2 million, or 30.9%, increase in same store gross profit, coupled with a $7.2 million increase from net dealership acquisitions. The same store increase is due primarily to the 15.3% increase in retail unit sales, which increased gross profit by $27.0 million, coupled with a $332, or 13.6%, increase in the average gross profit per new vehicle retailed which increased gross profit by $21.2 million.
Used Vehicle Data

			2010 vs. 2009
	2010	2009	Change	% Change
Used retail unit sales	55,996	53,090	2,906	5.5%
Same store used retail unit sales	54,512	52,854	1,658	3.1%
Used retail sales revenue	$1,446.3	$1,275.3	$171.0	13.4%
Same store used retail sales revenue	$1,396.2	$1,261.9	$134.3	10.6%
Used retail sales revenue per unit	$25,829	$24,021	$1,808	7.5%
Same store used retail sales revenue per unit	$25,612	$23,875	$1,737	7.3%
Gross profit — used	$116.8	$115.3	$1.5	1.3%
Same store gross profit — used	$114.1	$114.2	$(0.1)	(0.1%)
Average gross profit per used vehicle retailed	$2,086	$2,171	$(85)	(3.9%)
Same store average gross profit per used vehicle retailed	$2,093	$2,160	$(67)	(3.1%)
Gross margin % — used	8.1%	9.0%	(0.9%)	(10.0%)
Same store gross margin % — used	8.2%	9.0%	(0.8%)	(8.9%)
Units
Retail unit sales of used vehicles increased 2,906 units, or 5.5%, from 2009 to 2010. The increase is due to a 1,658 unit, or 3.1%, increase in same store retail unit sales, coupled with a 1,248 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S., and reflect the improved consumer confidence levels and credit availability in 2010 compared to the prior year.
Revenues
Used vehicle retail sales revenue increased $171.0 million, or 13.4%, from 2009 to 2010. The increase is due to a $134.3 million, or 10.6%, increase in same store revenues, coupled with a $36.7 million increase from net dealership acquisitions. The same store revenue increase is due to a $1,737, or 7.3%, increase in comparative average selling prices per unit, which increased revenue by $91.8 million, coupled with the 3.1% increase in same store retail unit sales which increased revenue by $42.5 million.
Gross Profit
Retail gross profit from used vehicle sales increased $1.5 million, or 1.3%, from 2009 to 2010. The increase is due to a $1.6 million increase from net dealership acquisitions, offset by a $0.1 million, or 0.1%, decrease in same store gross profit. The decrease in same store gross profit is due to a $67, or 3.1%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $3.5 million, offset by the 3.1% increase in used retail unit sales which increased gross profit by $3.4 million.

Finance and Insurance Data

			2010 vs. 2009
	2010	2009	Change	% Change
Finance and insurance revenue	$123.0	$103.1	$19.9	19.3%
Same store finance and insurance revenue	$119.7	$102.7	$17.0	16.6%
Finance and insurance revenue per unit	$933	$882	$51	5.8%
Same store finance and insurance revenue per unit	$936	$880	$56	6.4%
Finance and insurance revenue increased $19.9 million, or 19.3%, from 2009 to 2010. The increase is due to a $17.0 million, or 16.6%, increase in same store revenues during the period, coupled with a $2.9 million increase from net dealership acquisitions. The same store revenue increase is due to a 9.8% increase in retail unit sales, which increased revenue by $10.6 million, coupled with a $56, or 6.4%, increase in comparative average finance and insurance revenue per unit which increased revenue by $6.4 million.
Service and Parts Data

			2010 vs. 2009
	2010	2009	Change	% Change
Service and parts revenue	$666.2	$658.0	$8.2	1.2%
Same store service and parts revenue	$649.7	$652.5	$(2.8)	(0.4%)
Gross profit	$378.9	$359.1	$19.8	5.5%
Same store gross profit	$369.6	$356.4	$13.2	3.7%
Gross margin	56.9%	54.6%	2.3%	4.2%
Same store gross margin	56.9%	54.6%	2.3%	4.2%
Revenues
Service and parts revenue increased $8.2 million, or 1.2%, from 2009 to 2010. The increase is due to an $11.0 million increase from net dealership acquisitions, offset by a $2.8 million, or 0.4%, decrease in same store revenues during the period. We believe the same store decline is due in large part to a decline in vehicle sales over the last several years compared to historical levels in addition to a decrease in warranty due to the improvement in the quality of vehicles being produced today, offset somewhat by the significant Toyota recall actions in 2010.
Gross Profit
Service and parts gross profit increased $19.8 million, or 5.5%, from 2009 to 2010. The increase is due to a $13.2 million, or 3.7%, increase in same store gross profit during the period, coupled with a $6.6 million increase from net dealership acquisitions. The same store gross profit increase is due to a 2.3% increase in gross margin, which increased gross profit by $14.8 million, offset by the $2.8 million, or 0.4%, decrease in same store revenues, which decreased gross profit by $1.6 million. Service and parts margin in 2010 has been positively impacted by the significant Toyota recall actions.
Distribution
Distribution units wholesaled decreased 6,377 units, or 68.0%, from 9,373 in 2009 to 2,996 in 2010. During the six months ended June 30, 2010, smart USA recorded $1.5 million of incentives relating to 2009 model year inventory which decreased gross profit. Due largely to the reduction in wholesale unit sales and the incentives on 2009 model year inventory, distribution segment revenue decreased $100.3 million, or 68.0%, to $47.2 million in June 30, 2010, and segment gross profit decreased $16.4 million, or 84.1%, to $3.1 million in 2010. In total, the distribution segment generated a loss of $9.2 million in 2010 compared with income of $7.3 million in 2009.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $55.6 million, or 8.7%, from $640.1 million to $695.7 million. The aggregate increase is due primarily to a $40.1 million, or 6.3%, increase in same store SG&A, coupled with a $15.5 million increase from net dealership acquisitions. The increase in same store SG&A is due to (1) a net increase in variable selling expenses, including increases in variable compensation, as a result of a 10.8% increase in same store retail gross profit versus the prior year and (2) increased rent and other costs relating to our ongoing facility improvement and expansion programs. SG&A expenses decreased as a percentage of gross profit from 84.0% to 82.8%.
Depreciation
Depreciation decreased $2.3 million, or 8.5%, from $26.7 million to $24.4 million. The decrease is due to a $2.6 million, or 10.0%, decrease in same store depreciation, offset by a $0.3 million increase from net dealership acquisitions. The same store decrease was due to a $2.8 million decrease due to a change in the estimated useful lives of certain fixed assets effective January 1, 2010.

Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $1.6 million, or 8.6%, from $18.4 million to $16.8 million. The decrease is due to a $1.8 million, or 10.1%, decrease in same store floor plan interest expense, offset by a $0.2 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in average outstanding floor plan balances.
Other Interest Expense
Other interest expense decreased $2.9 million, or 10.4%, from $28.2 million to $25.3 million. The decrease is due primarily to the repurchases of $112.7 million aggregate principal amount of Convertible Notes during the six months ended June 30, 2010.
Debt Discount Amortization
Debt discount amortization decreased $1.5 million, from $6.8 million to $5.3 million, due primarily to the write off of a portion of our aggregate debt discount in connection with the repurchase of a portion of Convertible Notes.
Gain on Debt Repurchase
In total during 2010, we repurchased $112.7 million principal amount of Convertible Notes, which had a book value, net of debt discount, of $107.5 million for $113.6 million. We allocated $7.7 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.6 million of unamortized deferred financing costs. As a result, we recorded a $1.0 million pre-tax gain in connection with the repurchases.
In the first quarter of 2009, we repurchased $68.7 million principal amount of Convertible Notes, which had a book value, net of debt discount, of $62.8 million for $51.4 million. In connection with the transaction, we wrote off $0.7 million of unamortized deferred financing costs and incurred $0.3 million of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component of the Convertible Notes because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, we recorded a $10.4 million pre-tax gain in connection with the repurchase.
Income Taxes
Income taxes increased $8.0 million, or 39.8%, from $20.1 million to $28.1 million. The increase from 2009 to 2010 is due to the increase in our pre-tax income versus the prior year. Our effective tax rate was 35.9% for the six months ended June 30, 2010 and 35.7% for the six months ended June 30, 2009.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the construction of new facilities, debt service and repayments, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends from joint venture investments or the issuance of equity securities.
As discussed in more detail below, we had $193.6 million of Convertible Notes outstanding as of June 30, 2010, and presently have $150.6 million outstanding. Because we currently expect to be required to redeem these notes in April 2011, we are reviewing alternatives to refinance or repay these notes, which may include the issuance of additional securities. In the absence of a refinancing of these notes, we expect to utilize cash flow from operations, working capital and available capacity under the U.S. credit agreement to repay the Convertible Notes. See “Forward Looking Statements.” As of June 30, 2010, we had working capital of $77.4 million, including $17.7 million of cash, available to fund our operations and capital commitments. In addition, we had $222.0 million and £43.4 million ($64.8 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below.
We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. In addition, one of our subsidiaries is the exclusive distributor of smart fortwo vehicles in the U.S. and Puerto Rico. We believe that cash flow from operations, dividends from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. In the event we pursue additional significant acquisitions, other expansion opportunities, significant repurchases of our outstanding securities; reinstate our quarterly cash dividends; or refinance or repay existing debt (including the Convertible Notes), we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. For a discussion of these possible events, see the discussion below with respect to our financing agreements.

Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, from time to time and as market conditions warrant, purchase our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or a pre-arranged trading plan. We have historically funded any such repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and alternative uses of capital, such as for strategic investments in our current businesses, as well as any then-existing limits imposed by our finance agreements and securities trading policy. During the six months ended June 30, 2010, we repurchased a total of $112.7 aggregate principal amount of Convertible Notes for $113.6 million.
In July 2010, the Company repurchased an additional $43.0 million principal amount of its outstanding convertible notes for $43.2 million as well as 68 thousand shares of our common stock at an average price of $10.97 per share. Subsequent to these purchases, our Board of Directors increased our authorized repurchase authority to $150.0 million.
Dividends
In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions on any then existing indebtedness, financial condition, our ability to repay or earlier refinance the expected April 2011 redemption of our $150.6 million of Convertible Notes and other factors.
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
The floor plan agreements typically grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S. are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR, Finance House Base Rate, or Euro Interbank Offered Rate. We receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing.
U.S. Credit Agreement
We are party to a credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which, as of June 30, 2010, provided for up to $250.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $149.0 million, and for an additional $10.0 million of availability for letters of credit, through September 30, 2012. As of June 30, 2010, the revolving loans bore interest at a defined LIBOR plus 2.50%, subject to an incremental 0.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2010, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements”.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of June 30, 2010, $149.0 of term loans, $28.0 million of borrowings under our revolving credit agreement and $1.3 million of letters of credit were outstanding under the U.S. credit agreement.
In July 2010, we amended the U.S. Credit Agreement to (1) increase the borrowing capacity under the revolving agreement by $50.0 million, (2) increase the interest rate on secured revolving borrowings by 25 basis points, and (3) increase the rate on unsecured revolving borrowings by 50 basis points.
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
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2010, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of June 30, 2010, outstanding loans under the U.K. credit agreement amounted to £45.3 million ($67.6 million), including £7.1 million ($10.5 million) under the term loan. In July 2010, we amended the U.K. Credit Agreement in connection with a reorganization of our European operations.
7.75% Senior Subordinated Notes
On December 7, 2006 we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2010, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
In January 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $193.6 million were outstanding at June 30, 2010 and $150.6 million are presently outstanding. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2010, we were in compliance with all negative covenants and there were no events of default.

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
Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. Because we expect to be required to redeem the Convertible Notes in April 2011, we are reviewing alternatives to refinance or repay these notes, which may include the issuance of additional securities. In the absence of a refinancing of the Convertible Notes, we expect to utilize cash flow from operations, working capital and availability under the U.S. credit agreement to repay the Convertible Notes. See “Forward Looking Statements”.
In the second quarter of 2010, we repurchased $41.5 million principal amount of its outstanding Convertible Notes for $41.9 million. In total during the first six months of 2010, we repurchased $112.7 million principal amount of our outstanding Convertible Notes for $113.6 million.
In July 2010, we repurchased an additional $43.0 million principal amount of Convertible Notes for $43.2 million resulting in $150.6 million presently outstanding.
Mortgage Facilities
We are party to several mortgages, including a $42.4 million mortgage facility with respect to certain of our dealership properties that matures in October 2015. This facility bears interest at a defined rate, requires monthly principal and interest payments, and includes the option to extend the term for successive periods of five years up to a maximum term of twenty-five years. In the event we exercise our options to extend the term, the interest rate will be renegotiated at each renewal period. This mortgage facility also contains typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and loss or sale of certain franchises operated at the property. Substantially all of the buildings, improvements, fixtures and personal property of the properties under the mortgage facility are subject to security interests granted to the lender. As of June 30, 2010, $46.6 million was outstanding under these facilities.
Interest Rate Swaps
We use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through January 2011 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the six months ended June 30, 2010 and 2009, the swaps increased the weighted average interest rate on floor plan borrowings by approximately 0.8% and 0.6%, respectively.
PTL Dividends
We own a 9.0% limited partnership interest in Penske Truck Leasing. During the six months ended June 30, 2010 and 2009, respectively, we received $8.8 million and $20.0 million of pro rata cash dividends from this investment. We currently expect to continue to receive future dividends from PTL subject in amount and timing on its performance.

Operating Leases
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2010, we were in compliance with all covenants under these leases.
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
Off-Balance Sheet Arrangements
We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event a subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations.
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
Cash Flows
Cash and cash equivalents increased by $3.7 million and $3.1 million during the six months ended June 30, 2010 and 2009, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by operating activities was $69.6 million and $241.1 million during the six months ended June 30, 2010 and 2009, respectively. Cash flows from continuing operating activities include net income, as adjusted for non-cash items, and the effects of changes in working capital.
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. We retain the right to select which, if any, financing source to utilize in connection with the procurement of vehicles. Many vehicle manufacturers provide vehicle financing for the dealers representing their brands, however, it is not a requirement that dealers utilize this financing. Historically, our floor plan finance source has been based on aggregate pricing considerations.
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

	Six Months Ended
	June 30,
	2010	2009
Net cash from continuing operating activities as reported	$69,593	$241,105
Floor plan notes payable — non-trade as reported	76,094	(78,608)

Net cash from continuing operating activities, adjusted to include all floor plan notes payable	$145,687	$162,497

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $49.9 million and $39.9 million during the six months ended June 30, 2010 and 2009, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $37.6 million and $44.0 million during the six months ended June 30, 2010 and 2009, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of June 30, 2010, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $12.3 million and $8.6 million during the six months ended June 30, 2010 and 2009, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $7.2 million and $2.9 million, respectively. The six months ended June 30, 2009 include $12.7 million of proceeds from other investing activities.
Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $18.8 million and $187.8 million during the six months ended June 30, 2010 and 2009, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade and the exercise of stock options. During the six months ended June 30, 2009, we repaid $10.0 of our U.S. credit agreement term loan. We had net repayments of other long-term debt of $9.5 million and $47.8 million during the six months ended June 30, 2010 and 2009, respectively. We used $113.6 million to repurchase $112.7 million aggregate principal amount of Convertible Notes during the six months ended June 30, 2010 and used $51.4 million to repurchase $68.7 million aggregate principal amount of Convertible Notes during the six months ended June 30, 2009. We had net borrowings of floor plan notes payable non-trade of $76.1 million during the six months ended June 30, 2010 and repayments of floor plan notes payable non-trade of $78.6 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, we received proceeds of $0.2 million from the exercise of stock options.
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
Joint Venture Relationships
We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2010, our automotive retail joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	87.95	%(A)(B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen	50.00	%(C)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 12.05% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in our financial statements.

(C)	Entity is accounted for using the equity method of accounting.
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

Forward Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” which generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
•	our future financial and operating performance, including sales of the smart fortwo;
•	future acquisitions;
•	future potential capital expenditures and securities repurchases;
•	our ability to realize cost savings and synergies;
•	our ability to respond to economic cycles;
•	trends in the automotive retail industry and in the general economy in the various countries in which we operate;
•	our ability to access the remaining availability under our credit agreements;
•	our liquidity, including our ability to refinance our outstanding senior subordinated convertible notes;
•	future foreign exchange rates;
•	trends affecting our future financial condition or results of operations; and
•	our business strategy.
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2009 annual report on Form 10-K filed February 24, 2010. Important factors that could cause actual results to differ materially from our expectations include the following:
•	our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, consumer demand, consumer confidence, fuel prices, unemployment rates and credit availability;
•	the number of new and used vehicles sold in our markets;
•	automobile manufacturers exercise significant control over our operations, and we depend on them in order to operate our business;
•	we depend on the success and popularity of the brands we sell, and adverse conditions affecting one or more automobile manufacturers, such as the recent Toyota recalls, may negatively impact our revenues and profitability;
•	a restructuring of any significant automotive manufacturers, as well as the automotive sector as a whole;
•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due (including our $150.6 million of outstanding senior subordinated convertible notes expected to be repaid in April 2011);
•	our failure to meet a manufacturer’s consumer satisfaction requirements may adversely affect our ability to acquire new dealerships, our ability to obtain incentive payments from manufacturers;
•	although we typically purchase vehicles and parts in the local functional currency, changes in foreign exchange rates may impact manufacturers, as many of the component parts of vehicles are manufactured in foreign markets, which could lead to an increase in our costs which we may not be able to pass on to the consumer;
•	changes in tax, financial or regulatory rules or requirements;

•	with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL’s asset utilization rates and industry competition;
•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;
•	import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;
•	new or enhanced regulations relating to automobile dealerships;
•	if state dealer laws in the U.S. are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;
•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;
•	our distribution of the smart fortwo vehicle is dependent upon continued availability of and customer demand for the smart fortwo;
•	our dealership operations may be affected by severe weather or other periodic business interruptions;
•	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests;
•	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;
•	we may be involved in legal proceedings that could have a material adverse effect on our business; and
•	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency valuations.
In addition:
•	the price of our common stock is subject to substantial fluctuation, which may be unrelated to our performance; and
•	shares eligible for future sale, or issuable under the terms of our convertible notes, may cause the market price of our common stock to drop significantly, even if our business is doing well.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of June 30, 2010, a 100 basis point change in interest rates would result in an approximate $2.3 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. We are currently party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2010, adjusted to exclude the notional value of the hedged swap agreements, a 100 basis point change in interest rates would result in an approximate $9.2 million change to our annual floor plan interest expense.

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
Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, mortgages, the 7.75% Notes, the Convertible Notes, and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
Foreign Currency Exchange Rates. As of June 30, 2010, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $192.8 million change to our revenues for the six months ended June 30, 2010.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2010, we are not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 5. Other Information
On July 27, 2010, we, DCFS USA LLC and Toyota Motor Credit Corporation amended our U.S. credit agreement to (1) increase the borrowing capacity under the revolving agreement by $50.0 million to a total of $300.00 million, (2) increase the interest rate on secured revolving borrowings by 25 basis points, and (3) increase the rate on unsecured revolving borrowings by 50 basis points. We purchase motor vehicles from Daimler AG and Toyota Motor Corporation, affiliates of the respective lenders under the Credit Agreement, for sale at certain of our dealerships. The lenders also provide us with “floor-plan” financing and consumer financing. On July 27, 2010, we also amended our U.K. credit agreement to facilitate a reorganization of our European operations. Our UK operations also sell motor vehicles to an affiliate of RBS which provides other banking services to Sytner Group.
Item 6. Exhibits

4.1
Second Amendment dated July 27, 2010 to Amended and Restated Credit Agreement, dated as of October 30, 2008 among Penske Automotive Group, Inc., Toyota Motor Credit Corporation and DCFS USA LLC, as agent.

4.2
Amendment dated July 27, 2010 to multi-option credit agreement, fixed rate credit agreement and overdraft facility agreement each dated August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc.

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101
The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, (iv) the Consolidated Condensed Statement of Equity for the six months ended June 30, 2010, and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.
	By:	/s/ Roger S. Penske
Roger S. Penske
Date: July 30, 2010		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Date: July 30, 2010		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1
Second Amendment dated July 27, 2010 to Amended and Restated Credit Agreement, dated as of October 30, 2008 among Penske Automotive Group, Inc., Toyota Motor Credit Corporation and DCFS USA LLC, as agent.

4.2
Amendment dated July 27, 2010 to multi-option credit agreement, fixed rate credit agreement and overdraft facility agreement each dated August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc.

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101
The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Condensed Statements of Income for the three and six months ended June 30, 2010 and 2009, (iii) the Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, (iv) the Consolidated Condensed Statement of Equity for the six months ended June 30, 2010, and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.