Form 10-Q
period 2010-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2010-11-04
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2010, there were 92,096,032 shares of voting common stock outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	3

Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2010 and 2009	4

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	5

Consolidated Condensed Statement of Equity for the nine months ended September 30, 2010	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative & Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 6. Exhibits	46

Exhibit 4.1
Exhibit 10.1
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$6,027	$13,999
Accounts receivable, net of allowance for doubtful accounts of $1,619 and $1,689	367,888	321,226
Inventories	1,437,939	1,302,495
Other current assets	109,106	95,426
Assets held for sale	584	10,625

Total current assets	1,921,544	1,743,771
Property and equipment, net	731,813	726,808
Goodwill	813,626	810,047
Franchise value	203,507	201,756
Equity method investments	290,735	295,473
Other long-term assets	14,372	18,152

Total assets	$3,975,597	$3,796,007

LIABILITIES AND EQUITY
Floor plan notes payable	$907,315	$769,657
Floor plan notes payable — non-trade	474,805	423,316
Accounts payable	210,999	189,989
Accrued expenses	231,237	227,294
Current portion of long-term debt	15,409	12,442
Liabilities held for sale	548	7,675

Total current liabilities	1,840,313	1,630,373
Long-term debt	837,976	933,966
Deferred tax liabilities	161,424	157,500
Other long-term liabilities	113,103	128,129

Total liabilities	2,952,816	2,849,968
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 92,090 shares issued and outstanding at September 30, 2010; 91,618 shares issued and outstanding at December 31, 2009	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	737,714	737,198
Retained earnings	275,977	196,205
Accumulated other comprehensive income	5,238	9,049

Total Penske Automotive Group stockholders’ equity	1,018,938	942,461

Non-controlling interest	3,843	3,578

Total equity	1,022,781	946,039

Total liabilities and equity	$3,975,597	$3,796,007

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,416,314	$1,338,759	$4,004,450	$3,400,082
Used vehicle	765,555	674,228	2,211,892	1,949,514
Finance and insurance, net	67,149	60,872	190,141	164,009
Service and parts	335,250	335,571	1,001,433	993,580
Distribution	15,306	36,451	43,175	169,716
Fleet and wholesale vehicle	156,548	142,161	494,398	388,136

Total revenues	2,756,122	2,588,042	7,945,489	7,065,037

Cost of sales:
New vehicle	1,304,008	1,225,907	3,679,460	3,129,896
Used vehicle	708,593	614,867	2,038,092	1,774,877
Service and parts	143,197	150,083	430,472	448,950
Distribution	14,481	30,294	39,430	144,310
Fleet and wholesale	155,990	144,184	487,810	382,503

Total cost of sales	2,326,269	2,165,335	6,675,264	5,880,536

Gross profit	429,853	422,707	1,270,225	1,184,501
Selling, general and administrative expenses	355,920	347,550	1,051,611	987,605
Depreciation	12,403	14,019	36,831	40,711

Operating income	61,530	61,138	181,783	156,185
Floor plan interest expense	(9,048)	(9,061)	(25,890)	(27,492)
Other interest expense	(12,229)	(13,490)	(37,491)	(41,677)
Debt discount amortization	(1,647)	(3,135)	(6,990)	(9,908)
Equity in earnings of affiliates	7,370	7,536	11,725	11,716
Gain on debt repurchase	607	—	1,634	10,429

Income from continuing operations before income taxes	46,583	42,988	124,771	99,253
Income taxes	(15,279)	(15,069)	(43,339)	(35,143)

Income from continuing operations	31,304	27,919	81,432	64,110
Loss from discontinued operations, net of tax	(1,044)	(257)	(1,156)	(6,079)

Net income	30,260	27,662	80,276	58,031
Less: Income attributable to non-controlling interests	283	239	504	247

Net income attributable to Penske Automotive Group common stockholders	$29,977	$27,423	$79,772	$57,784

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.34	$0.30	$0.88	$0.70
Discontinued operations	(0.01)	—	(0.01)	(0.07)

Net income	$0.33	$0.30	$0.87	$0.63
Shares used in determining basic earnings per share	92,081	91,528	92,097	91,504
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.34	$0.30	$0.88	$0.70
Discontinued operations	(0.01)	—	(0.01)	(0.07)

Net income	$0.33	$0.30	$0.87	$0.63
Shares used in determining diluted earnings per share	92,141	91,625	92,171	91,563
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$31,304	$27,919	$81,432	$64,110
Less: Income attributable to non-controlling interests	283	239	504	247

Income from continuing operations, net of tax	31,021	27,680	80,928	63,863
Loss from discontinued operations, net of tax	(1,044)	(257)	(1,156)	(6,079)

Net income	$29,977	$27,423	$79,772	$57,784
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$80,276	$58,031
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	36,831	40,711
Debt discount amortization	6,990	9,908
Earnings of equity method investments	(11,725)	(11,716)
Loss from discontinued operations, net of tax	1,156	6,079
Deferred income taxes	14,596	33,920
Gain on debt repurchase	(1,634)	(10,733)
Changes in operating assets and liabilities:
Accounts receivable	(42,196)	(28,217)
Inventories	(107,077)	427,868
Floor plan notes payable	116,033	(255,993)
Accounts payable and accrued expenses	27,298	58,606
Other	3,768	(14,011)

Net cash from continuing operating activities	124,316	314,453

Investing Activities:
Purchase of equipment and improvements	(62,717)	(70,049)
Proceeds from sale-leaseback transactions	—	2,338
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $7,231 and $5,784, respectively	(12,261)	(8,517)
Other	—	11,729

Net cash from continuing investing activities	(74,978)	(64,499)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	511,500	391,300
Repayments under U.S. credit agreement revolving credit line	(475,000)	(391,300)
Repayments under U.S. credit agreement term loan	(10,000)	(50,000)
Repurchase of 3.5% senior subordinated convertible notes	(156,604)	(51,424)
Net borrowings of other long-term debt	19,895	1,113
Net borrowings (repayments) of floor plan notes payable — non-trade	51,489	(125,996)
Proceeds from exercises of options, including excess tax benefit	403	76
Repurchases of common stock	(751)	—

Net cash from continuing financing activities	(59,068)	(226,231)

Discontinued operations:
Net cash from discontinued operating activities	(7,498)	(3,983)
Net cash from discontinued investing activities	9,463	(913)
Net cash from discontinued financing activities	(207)	(7,422)

Net cash from discontinued operations	1,758	(12,318)

Net change in cash and cash equivalents	(7,972)	11,405
Cash and cash equivalents, beginning of period	13,999	17,108

Cash and cash equivalents, end of period	$6,027	$28,513

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$56,456	$62,017
Income taxes	22,839	10,228
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued		Paid-in	Retained	Comprehensive	Attributable to Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Automotive Group	Interest	Equity
	(Unaudited)
	(Dollars in thousands)
Balance, January 1, 2010	91,617,746	$9	$737,198	$196,205	$9,049	$942,461	$3,578	$946,039
Equity compensation	498,626	—	8,017	—	—	8,017	—	8,017
Exercise of options, Including tax benefit of $121	42,000	—	403	—	—	403	—	403
Repurchase of common stock	(68,340)		(751)			(751)		(751)
Repurchase of 3.5% senior subordinated convertible notes	—	—	(7,153)	—	—	(7,153)	—	(7,153)
Distributions to non-controlling interests	—	—	—	—	—	—	(239)	(239)
Foreign currency translation	—	—	—	—	(10,909)	(10,909)	—	(10,909)
Other	—	—	—	—	7,098	7,098	—	7,098
Net income	—	—	—	79,772	—	79,772	504	80,276

Balance, September 30, 2010	92,090,032	$9	$737,714	$275,977	$5,238	$1,018,938	$3,843	$1,022,781

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Business Overview
Penske Automotive Group, Inc. (the “Company”) is the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of September 30, 2010, the Company owned and operated 173 franchises in the U.S. and 152 franchises outside of the U.S., primarily in the U.K. Each of the Company’s dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, the Company generates higher-margin revenue at each of its dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
During the nine months ended September 30, 2010, we acquired six franchises, including Volkswagen and Audi franchises in Santa Ana, California and a group of BMW franchises in Augsburg, Germany through the dissolution of a joint venture. We were awarded 15 franchises, including Audi and Mercedes franchises in Chantilly, Virginia, three Mini franchises in the western U.S., a Mitsubishi point in Arkansas, and five Mercedes Sprinter commercial van franchises in the U.S. We also disposed of three franchises, including Toyota/Scion franchises in Warren, Michigan and a Ford franchise in Goodyear, Arizona.
In addition, the Company’s wholly-owned subsidiary, smart USA Distributor, LLC (“smart USA”), is the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico and the Company holds a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider.
Basis of Presentation
The following unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through September 30, 2010, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.
Results for three and nine months ended September 30, 2010 include $607 and $1,634 of pre-tax gain relating to the repurchase of $43,000 and $155,658 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes (“Convertible Notes”), respectively. Results for the nine months ended September 30, 2009 include $10,429 of pre-tax gain relating to the repurchase of $68,740 aggregate principal amount of the Convertible Notes.
Discontinued Operations
The Company accounts for dispositions as discontinued operations when the operations and cash flows of the business being disposed of will be eliminated from on-going operations and the Company will not have any significant continuing involvement in its operations.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
In evaluating whether the cash flows of a dealership in its Retail reportable segment will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar franchises that it owns in the same geographic market. The Company’s consideration includes an evaluation of the brands sold at other dealerships it operates in the market and their proximity to the disposed dealership. When the Company disposes of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of Company owned dealerships, the Company does not treat the disposition as a discontinued operation if the Company believes that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining franchises. The results of operations and net assets of dealerships accounted for as discontinued operations were immaterial for all periods presented.
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
Estimated Useful Lives of Assets
The Company changed the useful lives of certain fixed assets during the first quarter of 2010 as part of a review of assumptions related to the expected utilization of those assets by the Company. The Company accounted for the change in useful lives as a change in estimate prospectively effective January 1, 2010, which resulted in a reduction of depreciation expense of $1,410 and $4,230 for the three and nine month periods ended September 30, 2010, respectively.
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting. A summary of the fair value of the subordinated notes as of September 30, 2010, based on level one market data follows:

	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$366,563
3.5% senior subordinated convertible notes due 2026	147,236	148,708
2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
New vehicles	$995,353	$898,110
Used vehicles	363,710	325,707
Parts, accessories and other	78,876	78,678

Total inventories	$1,437,939	$1,302,495

The Company receives certain non-refundable floor plan interest credits and advertising assistance from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. These credits amounted to $20,357 and $22,653 during the nine months ended September 30, 2010 and 2009, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
3. Business Combinations
The Company acquired three and five franchises during the nine months ended September 30, 2010 and 2009, respectively, in its retail operations (not including the German operations noted below). The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed in the nine months ended September 30, 2010 and 2009 follows:

	September 30,
	2010	2009
Inventory	$8,595	$2,935
Other current assets	17	129
Property and equipment	187	3,250
Goodwill	3,494	2,402
Current liabilities	(32)	(199)

Cash used in dealership acquisitions	$12,261	$8,517

In the first quarter of 2010, the Company exited one of its German joint ventures by exchanging its 50% interest in the joint venture for 100% ownership in three BMW franchises previously held by the joint venture. The Company recorded $13,331 of intangible assets in connection with this transaction.
4. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and franchise value during the nine months ended September 30, 2010:

		Franchise
	Goodwill	Value
Balance, January 1, 2010	$810,047	$201,756
Additions	13,034	3,703
Foreign currency translation	(9,455)	(1,952)

Balance, September 30, 2010	$813,626	$203,507

5. Floor Plan Notes Payable — Trade and Non-trade
The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders, including a majority through captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, the Company has not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
6. Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain non-forfeitable rights to dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of non-participatory equity compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 follows:

	September 30,		September 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	92,081	91,528	92,097	91,504
Effect of non-participatory equity compensation	60	97	74	59

Weighted average number of common shares outstanding, including effect of dilutive securities	92,141	91,625	92,171	91,563

The Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of September 30, 2010 and 2009, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive and there were no anti-dilutive stock options outstanding during the three and nine months ended September 30, 2010 and 2009.
7. Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
U.S. credit agreement — revolving credit line	$36,500	$—
U.S. credit agreement — term loan	139,000	149,000
U.K. credit agreement — revolving credit line	80,126	59,803
U.K. credit agreement — term loan	8,317	17,115
U.K. credit agreement — overdraft line of credit	12,368	12,048
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	147,236	289,344
Mortgage facilities	46,330	41,358
Other	8,508	2,740

Total long-term debt	853,385	946,408
Less: current portion	(15,409)	(12,442)

Net long-term debt	$837,976	$933,966

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
U.S. Credit Agreement
The Company is party to a credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $300,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $139,000, and for an additional $10,000 of availability for letters of credit. The term of the credit agreement was extended on September 15, 2010, by one year through September 30, 2013. The revolving loans bear interest at a defined LIBOR plus 2.75%, subject to an incremental 0.75% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. The Company repaid $10,000 of this term loan in the third quarter of 2010.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2010, $139,000 of term loans, $1,250 of letters of credit, and $36,500 of revolver borrowings were outstanding under the U.S. Credit Agreement.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement, and a demand overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. During the third quarter of 2010, the agreement was amended in connection with a reorganization of our European operations pursuant to which the maximum revolving borrowing capacity was reduced from £100,000 to £86,600, which maximum will be increased in the future by amounts equal to the required term loan repayments.
As amended, the U.K. Credit Agreement includes (1) up to £86,600 in revolving loans through August 31, 2013, which bears interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand overdraft line of credit for up to £10,000 that bears interest at the Bank of England Base Rate plus 1.75%.
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2010, our U.K. subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of September 30, 2010, outstanding loans under the U.K. Credit Agreement amounted to £64,166 ($100,811), including £5,294 ($8,317) under the term loan.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
7.75% Senior Subordinated Notes
In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control, the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2010, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
In January 2006, the Company issued $375,000 aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $150,602 were outstanding at September 30, 2010. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2010, the Company was in compliance with all negative covenants and there were no events of default.
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
Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. The Company expects to be required to redeem the Convertible Notes in April 2011. The Company currently expects to utilize cash flow from operations, working capital and availability under the U.S. Credit Agreement to redeem the Convertible Notes. Based on the ability and intent to refinance the redemption of the Convertible Notes, the Company has classified them as long-term in the Consolidated Condensed Balance Sheet as of September 30, 2010.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
In the third quarter of 2010, the Company repurchased $43,000 principal amount of its outstanding Convertible Notes which had a book value, net of debt discount, of $41,570 for $43,323. The Company allocated $2,519 of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transaction, the Company wrote off $158 of unamortized deferred financing costs. As a result, the Company recorded $607 of pre-tax gain. During the first nine months of 2010, the Company repurchased $155,658 principal amount of its outstanding Convertible Notes, which had a book value, net of debt discount, of $149,100 for $156,604. The Company allocated $10,186 of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with these transactions, the Company wrote off $725 of unamortized deferred financing costs. As a result, the Company recorded $1,634 of pre-tax gain.
During the first nine months of 2009, the Company repurchased $68,740 principal amount of its outstanding Convertible Notes, which had a book value, net of debt discount, of $62,831 for $51,424. In connection with the transaction, the Company wrote off $672 of unamortized deferred financing costs and incurred $305 of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, the Company recorded $10,429 of pre-tax gain.
The liability and equity components related to the Convertible Notes consist of the following:

	September 30,	December 31,
	2010	2009
Carrying amount of the equity component	$35,940	$43,093

Principal amount of the liability component	$150,602	$306,260
Unamortized debt discount	3,366	16,916

Net carrying amount of the liability component	$147,236	$289,344

The unamortized debt discount will be amortized as additional interest expense through April 1, 2011, the date the Company expects to be required to redeem the Convertible Notes. The annual effective interest rate on the liability component is 8.25%.
Mortgage Facilities
The Company is party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2010, we owed $46,330 of principal under our mortgage facilities.
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
The Company designated $290,000 of the swap agreements as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. Any gain or loss related to changes in the fair value of that $290,000 of the swap agreements is reported as a component of other comprehensive income and will be reclassified into earnings when the hedged transaction affects earnings. Settlements and changes in the fair value related to the remaining $10,000 of the swap agreements are recorded as realized and unrealized gains/losses within interest expense.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of September 30, 2010, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $3,515, which is recorded in accrued expenses and the fair value of the swaps not designated as hedging instruments was estimated to be a liability of $121, which is recorded in accrued expenses. As of December 31, 2009, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $9,963, of which $9,250 and $713 were recorded in accrued expenses and other long-term liabilities, respectively, and the fair value of the swaps not designated as hedging instruments was estimated to be a liability of $344, of which $319 and $25 were recorded in accrued expenses and other long-term liabilities, respectively.
During the nine months ended September 30, 2010, the Company recognized a net gain in accumulated other comprehensive income of $3,643 related to the effective portion of the interest rate swap agreements designated as hedging instruments, and reclassified $6,482 of the existing derivative losses from accumulated other comprehensive income into floor plan interest expense. During the nine months ended September 30, 2009, the Company recognized a net gain in accumulated other comprehensive income of $1,929 related to the effective portion of the interest rate swap agreements designated as hedging instruments, and reclassified $8,549 of existing derivative losses from accumulated other comprehensive income into floor plan interest expense. The Company expects approximately $2,278 associated with the swaps to be recognized as an increase of interest expense as the hedged interest payments become due through the swap agreement’s maturity in January 2011. During the nine months ended September 30, 2010 and 2009, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.8% and 0.6%, respectively.
9. Commitments and Contingent Liabilities
The Company is involved from time-to-time in litigation which may relate to claims brought by governmental authorities, issues with customers and employment related matters, including class action claims and purported class action claims. As of September 30, 2010, the Company is not party to any legal proceedings, including class action lawsuits, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at the Company’s election. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2010, the Company was in compliance with all covenants under these leases.
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
The Company has $20,266 of letters of credit outstanding as of September 30, 2010, and has posted $14,384 of surety bonds in the ordinary course of business.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
10. Equity
Comprehensive income (loss)
Other comprehensive income (loss) includes foreign currency translation gains and losses, as well as changes relating to other immaterial items, including certain defined benefit plans in the U.K. and changes in the fair value of interest rate swap agreements, each of which has been excluded from net income and reflected in equity. Total comprehensive income (loss) is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Attributable to Penske Automotive Group:
Net income	$29,977	$27,423	$79,772	$57,784
Other comprehensive income (loss):
Foreign currency translation	31,922	(9,167)	(10,909)	45,398
Other	(117)	1,284	7,098	2,919

Total attributable to Penske Automotive Group	61,782	19,540	75,961	106,101

Attributable to the non-controlling interest:
Net income	283	239	504	247

Total comprehensive income	$62,065	$19,779	$76,465	$106,348

During the third quarter of 2010, the Company repurchased 68 shares at an average price of $10.97 for a total of $751.
11. Segment Information
The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has three reportable segments as defined in general accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations, (ii) Distribution, consisting of our distribution of the smart fortwo vehicle, parts and accessories in the U.S. and Puerto Rico and (iii) PAG Investments, consisting of our investments in non-retail automotive operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions).

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
Three Months Ended September 30

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2010	$2,741,035	$19,523	$—	$(4,436)	$2,756,122
2009	2,551,588	44,904	—	(8,450)	2,588,042
Adjusted segment income
2010	45,190	(6,074)	6,765	95	45,976
2009	42,353	(5,896)	6,464	67	42,988
Nine Months Ended September 30

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2010	$7,903,158	$66,710	$—	$(24,379)	$7,945,489
2009	6,895,400	192,413	—	(22,776)	7,065,037
Adjusted segment income
2010	128,220	(15,276)	10,362	(169)	123,137
2009	78,013	1,376	9,590	(155)	88,824
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Adjusted segment income	$45,976	$42,988	$123,137	$88,824
Gain on debt repurchase	607	—	1,634	10,429

Income from continuing operations before income taxes	$46,583	$42,988	$124,771	$99,253

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Consolidating Condensed Financial Information
The following tables include consolidating condensed financial information as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations or cash flows of these entities on a stand-alone basis.
CONSOLIDATING CONDENSED BALANCE SHEET
September 30, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$6,027	$—	$—	$5,029	$998
Accounts receivable, net	367,888	(260,301)	260,301	186,838	181,050
Inventories	1,437,939	—	—	881,349	556,590
Other current assets	109,106	—	863	65,467	42,776
Assets held for sale	584	—	—	584	—

Total current assets	1,921,544	(260,301)	261,164	1,139,267	781,414
Property and equipment, net	731,813	—	4,809	458,854	268,150
Intangible assets	1,017,133	—	—	490,895	526,238
Equity method investments	290,735	—	236,678	—	54,057
Other long-term assets	14,372	(1,237,203)	1,240,473	8,962	2,140

Total assets	$3,975,597	$(1,497,504)	$1,743,124	$2,097,978	$1,631,999

Floor plan notes payable	$907,315	$—	$—	$533,269	$374,046
Floor plan notes payable — non-trade	474,805	—	20,300	262,925	191,580
Accounts payable	210,999	—	1,864	81,799	127,336
Accrued expenses	231,237	(260,301)	442	131,250	359,846
Current portion of long-term debt	15,409	—	—	1,249	14,160
Liabilities held for sale	548	—	—	548	—

Total current liabilities	1,840,313	(260,301)	22,606	1,011,040	1,066,968
Long-term debt	837,976	(76,798)	697,737	47,743	169,294
Deferred tax liabilities	161,424	—	—	149,934	11,490
Other long-term liabilities	113,103	—	—	97,337	15,766

Total liabilities	2,952,816	(337,099)	720,343	1,306,054	1,263,518
Total equity	1,022,781	(1,160,405)	1,022,781	791,924	368,481

Total liabilities and equity	$3,975,597	$(1,497,504)	$1,743,124	$2,097,978	$1,631,999

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$13,999	$—	$—	$12,344	$1,655
Accounts receivable, net	321,226	(230,299)	230,299	195,748	125,478
Inventories	1,302,495	—	—	776,887	525,608
Other current assets	95,426	—	1,725	61,640	32,061
Assets held for sale	10,625	—	—	10,625	—

Total current assets	1,743,771	(230,299)	232,024	1,057,244	684,802
Property and equipment, net	726,808	—	6,007	450,116	270,685
Intangible assets	1,011,803	—	—	570,282	441,521
Equity method investments	295,473	—	231,897	—	63,576
Other long-term assets	18,152	(1,287,938)	1,293,067	10,848	2,175

Total assets	$3,796,007	$(1,518,237)	$1,762,995	$2,088,490	$1,462,759

Floor plan notes payable	$769,657	$—	$—	$448,069	$321,588
Floor plan notes payable — non-trade	423,316	—	—	254,807	168,509
Accounts payable	189,989	—	3,268	74,610	112,111
Accrued expenses	227,294	(230,299)	344	111,800	345,449
Current portion of long-term debt	12,442	—	—	1,033	11,409
Liabilities held for sale	7,675	—	—	7,675	—

Total current liabilities	1,630,373	(230,299)	3,612	897,994	959,066
Long-term debt	933,966	(59,706)	813,344	43,066	137,262
Deferred tax liabilities	157,500	—	—	145,551	11,949
Other long-term liabilities	128,129	—	—	123,154	4,975

Total liabilities	2,849,968	(290,005)	816,956	1,209,765	1,113,252
Total equity	946,039	(1,228,232)	946,039	878,725	349,507

Total liabilities and equity	$3,796,007	$(1,518,237)	$1,762,995	$2,088,490	$1,462,759

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,756,122	$—	$—	$1,605,210	$1,150,912
Cost of sales	2,326,269	—	—	1,340,958	985,311

Gross profit	429,853	—	—	264,252	165,601
Selling, general, and administrative expenses	355,920	—	4,547	219,476	131,897
Depreciation	12,403	—	241	7,073	5,089

Operating income (loss)	61,530	—	(4,788)	37,703	28,615
Floor plan interest expense	(9,048)	—	(380)	(6,218)	(2,450)
Other interest expense	(12,229)	—	(7,471)	(558)	(4,200)
Debt discount amortization	(1,647)	—	(1,647)	—	—
Equity in earnings of affiliates	7,370	—	6,441	—	929
Gain on debt repurchase	607	—	607	—	—
Equity in earnings of subsidiaries	—	(53,538)	53,538	—	—

Income from continuing operations before income taxes	46,583	(53,538)	46,300	30,927	22,894
Income taxes	(15,279)	17,668	(15,279)	(11,046)	(6,622)

Income from continuing operations	31,304	(35,870)	31,021	19,881	16,272
Loss from discontinued operations, net of tax	(1,044)	1,044	(1,044)	(1,044)	—

Net income	30,260	(34,826)	29,977	18,837	16,272
Less: Income attributable to the non-controlling interests	283	—	—	—	283

Net income attributable to Penske Automotive Group common stockholders	$29,977	$(34,826)	$29,977	$18,837	$15,989

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,588,042	$—	$—	$1,520,833	$1,067,209
Cost of sales	2,165,335	—	—	1,265,713	899,622

Gross profit	422,707	—	—	255,120	167,587
Selling, general, and administrative expenses	347,550	—	3,980	213,334	130,236
Depreciation	14,019	—	290	8,632	5,097

Operating income (loss)	61,138	—	(4,270)	33,154	32,254
Floor plan interest expense	(9,061)	—	—	(6,826)	(2,235)
Other interest expense	(13,490)	—	(9,614)	(33)	(3,843)
Debt discount amortization	(3,135)	—	(3,135)	—	—
Equity in earnings of affiliates	7,536	—	6,392	—	1,144
Equity in earnings of subsidiaries	—	(53,376)	53,376	—	—

Income from continuing operations before income taxes	42,988	(53,376)	42,749	26,295	27,320
Income taxes	(15,069)	18,820	(15,069)	(11,132)	(7,688)

Income from continuing operations	27,919	(34,556)	27,680	15,163	19,632
Loss from discontinued operations, net of tax	(257)	257	(257)	(598)	341

Net income	27,662	(34,299)	27,423	14,565	19,973
Less: Income attributable to the non- controlling interests	239	—	—	—	239

Net income attributable to Penske Automotive Group common stockholders	$27,423	$(34,299)	$27,423	$14,565	$19,734

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$7,945,489	$—	$—	$4,612,163	$3,333,326
Cost of sales	6,675,264	—	—	3,835,553	2,839,711

Gross profit	1,270,225	—	—	776,610	493,615
Selling, general, and administrative expenses	1,051,611	—	12,634	652,582	386,395
Depreciation	36,831	—	831	21,017	14,983

Operating income (loss)	181,783	—	(13,465)	103,011	92,237
Floor plan interest expense	(25,890)	—	(380)	(18,446)	(7,064)
Other interest expense	(37,491)	—	(23,861)	(1,147)	(12,483)
Debt discount amortization	(6,990)	—	(6,990)	—	—
Equity in earnings of affiliates	11,725	—	10,724	—	1,001
Gain on debt repurchase	1,634	—	1,634	—	—
Equity in earnings of subsidiaries	—	(156,605)	156,605	—	—

Income from continuing operations before income taxes	124,771	(156,605)	124,267	83,418	73,691
Income taxes	(43,339)	54,617	(43,339)	(33,850)	(20,767)

Income from continuing operations	81,432	(101,988)	80,928	49,568	52,924
Loss from discontinued operations, net of tax	(1,156)	1,156	(1,156)	(1,156)	—

Net income	80,276	(100,832)	79,772	48,412	52,924
Less: Income attributable to the non-controlling interests	504	—	—	—	504

Net income attributable to Penske Automotive Group common stockholders	$79,772	$(100,832)	$79,772	$48,412	$52,420

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$7,065,037	$—	$—	$4,166,592	$2,898,445
Cost of sales	5,880,536	—	—	3,445,538	2,434,998

Gross profit	1,184,501	—	—	721,054	463,447
Selling, general, and administrative expenses	987,605	—	13,527	611,724	362,354
Depreciation	40,711	—	870	25,556	14,285

Operating income (loss)	156,185	—	(14,397)	83,774	86,808
Floor plan interest expense	(27,492)	—	—	(19,297)	(8,195)
Other interest expense	(41,677)	—	(31,840)	(97)	(9,740)
Debt discount amortization	(9,908)	—	(9,908)	—	—
Equity in earnings of affiliates	11,716	—	9,356	—	2,360
Gain on debt repurchase	10,429	—	10,429	—	—
Equity in earnings of subsidiaries	—	(135,366)	135,366	—	—

Income from continuing operations before income taxes	99,253	(135,366)	99,006	64,380	71,233
Income taxes	(35,143)	48,067	(35,143)	(28,085)	(19,982)

Income from continuing operations	64,110	(87,299)	63,863	36,295	51,251
Loss from discontinued operations, net of tax	(6,079)	6,079	(6,079)	(4,065)	(2,014)

Net income	58,031	(81,220)	57,784	32,230	49,237
Less: Income attributable to the non-controlling interests	247	—	—	—	247

Net income attributable to Penske Automotive Group common stockholders	$57,784	$(81,220)	$57,784	$32,230	$48,990

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$124,316	$109,785	$43,004	$(28,473)

Investing activities:
Purchase of property and equipment	(62,717)	367	(44,975)	(18,109)
Dealership acquisitions, net	(12,261)	—	(12,261)	—
Other	—	—	83	(83)

Net cash from continuing investing activities	(74,978)	367	(57,153)	(18,192)

Financing activities:
Repayment under U.S. credit agreement term loan	(10,000)	(10,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(156,604)	(156,604)	—	—
Net borrowings (repayments) of long-term debt	56,395	36,500	(12,520)	32,415
Net (repayments) borrowings of floor plan notes payable — non-trade	51,489	20,300	16,642	14,547
Proceeds from exercises of options, including excess tax benefit	403	403	—	—
Repurchase of common stock	(751)	(751)	—	—
Distributions from (to) parent	—	—	954	(954)

Net cash from continuing financing activities	(59,068)	(110,152)	5,076	46,008

Net cash from discontinued operations	1,758	—	1,758	—

Net change in cash and cash equivalents	(7,972)	—	(7,315)	(657)
Cash and cash equivalents, beginning of period	13,999	—	12,344	1,655

Cash and cash equivalents, end of period	$6,027	$—	$5,029	$998

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$314,453	$32,544	$126,351	$155,558

Investing activities:
Purchase of property and equipment	(70,049)	14	(53,983)	(16,080)
Proceeds from sale-leaseback transactions	2,338	—	2,338	—
Dealership acquisitions, net	(8,517)	—	(597)	(7,920)
Other	11,729	11,485	—	244

Net cash from continuing investing activities	(64,499)	11,499	(52,242)	(23,756)

Financing activities:
Repayment under U.S. credit agreement term loan	(50,000)	(50,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(51,424)	(51,424)	—	—
Net borrowings (repayments) of long-term debt	1,113	57,305	(6,013)	(50,179)
Net repayments of floor plan notes payable — non-trade	(125,996)	—	(47,785)	(78,211)
Proceeds from exercises of options, including excess tax benefit	76	76	—	—
Distributions from (to) parent	—	—	430	(430)

Net cash from continuing financing activities	(226,231)	(44,043)	(53,368)	(128,820)

Net cash from discontinued operations	(12,318)	—	(7,246)	(5,072)

Net change in cash and cash equivalents	11,405	—	13,495	(2,090)
Cash and cash equivalents, beginning of period	17,108	—	14,126	2,982

Cash and cash equivalents, end of period	$28,513	$—	$27,621	$892

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through September 30, 2010.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenues. As of September 30, 2010, we owned and operated 173 franchises in the U.S. and 152 franchises outside of the U.S., primarily in the U.K. We offer a full range of vehicle brands with 96% of our total retail revenue in 2010 generated from brands of non-U.S. based manufacturers, and 65% generated from premium brands, such as Audi, BMW, Cadillac, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We are also diversified geographically, with 63% of our total revenues in 2010 generated by operations in the U.S. and Puerto Rico and 37% generated from our operations outside the U.S.
smart USA. We are also, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves more than 40 miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. As of September 30, 2010, smart USA has certified a network of more than 75 smart dealerships, ten of which are owned and operated by us. The smart fortwo offers five different versions, the pure, passion coupe, passion cabriolet, BRABUS coupe and BRABUS cabriolet, with base retail prices currently ranging from $11,990 to $20,990. smart USA wholesaled 4,161 and 12,774 smart fortwo vehicles during the nine months ended September 30, 2010 and 2009, respectively.
During the third quarter of 2010, smart USA entered into a Memorandum of Understanding with Nissan Motor Co., Ltd. relating to the right to procure a vehicle from Nissan for distribution through the smart USA dealer network. Completion of the transaction is subject to customary conditions, including the completion of definitive agreements.
Penske Truck Leasing. We also hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GE Capital.
Outlook
Since September 2008, general economic conditions have impacted consumer traffic, vehicle sales and vehicle service work at our dealerships. While we have experienced increased sales in the nine months ended September 30 compared with the prior year, volumes are still below historical levels. We believe general economic conditions, while improving, will continue to impact traffic and sales in the markets in which we operate throughout 2010 and in 2011.
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

During the nine months ended September 30, 2010, we experienced year over year increases in same store new and used retail unit sales, resulting in retail revenue growth, including finance and insurance revenues. Our same store service and parts business declined 1.3% during the nine months ended September 30, 2010 despite a benefit relating to Toyota recall activity in the U.S.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, service and parts transactions, and the distribution of the smart fortwo. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $85.7 million, or 7.2%, during the nine month period ended September 30, 2010 compared to the same period in prior year. The increase in gross profit is largely attributable to the increases in new and used unit sales. Our retail gross margin percentage declined from 17.7% during the nine months ended September 30, 2009 to 17.0% during the nine months ended September 30, 2010, due primarily to an increase in the percentage of our revenues generated by lower margin vehicle sales.
Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities, costs associated with the design and development of a new vehicle for smart USA and other outside services. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has decreased in the nine month period ended September 30, 2010 as a result of decreases in average floor plan balances outstanding and lower applicable interest rates. Our other interest expense has decreased during the three and nine months ended September 30, 2010 due to term loan repayments and repurchases of our 3.5% senior subordinated convertible notes.
Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. It is our expectation that operating conditions as outlined above in the Outlook section will similarly impact these businesses throughout 2010.
The future success of our business will likely be dependent on, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, the success of our smart USA distribution business, and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Forward-Looking Statements.”
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

Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the nine months ended September 30, 2010 and 2009, we earned $261.4 million and $235.0 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $254.7 million and $231.3 million was recorded as a reduction of cost of sales.
Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract.
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
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). There is no goodwill recorded in our Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. The fair value of goodwill is determined using a discounted cash flow approach, which includes assumptions that include revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to any excess of the carrying value over the implied fair value.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $290.7 million and $295.5 million as of September 30, 2010 and December 31, 2009, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $24.7 million and $21.5 million as of September 30, 2010 and December 31, 2009, respectively. Changes in the reserve estimate during 2010 relate primarily to current year activity in our general liability and workers compensation programs.
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
Classification of Franchises in Continuing and Discontinued Operations
We classify the results of our operations in our consolidated financial statements based on general accounting principles relating to discontinued operations, which requires judgment in determining whether a franchise will be reported within continuing or discontinued operations. Such judgments include whether a franchise will be divested, the period required to complete the divestiture, and the likelihood of changes to the divestiture plans. If we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated financial statements for prior periods are revised to reflect such reclassification.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same store” basis. Dealership results are only included in same store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2008, the results of the acquired entity would be included in annual same store comparisons beginning with the year ended December 31, 2010 and in quarterly same store comparisons beginning with the quarter ended September 30, 2009.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Our results for the three months ended September 30, 2009 include charges of $5.2 million ($3.4 million after-tax), or $0.04 per share, relating to costs associated with the termination of the acquisition of the Saturn brand, our election to close three franchises in the U.S. and charges relating to certain interest rate hedges.

Retail unit sales of new vehicles during the three months ended September 30, 2009 include units sold under government incentive programs in each of the markets where we have retail operations.
New Vehicle Data

			2010 vs. 2009
Dollars in millions, except per unit amounts	2010	2009	Change	% Change
New retail unit sales	40,504	41,574	(1,070)	-2.6%
Same store new retail unit sales	38,907	41,544	(2,637)	-6.3%
New retail sales revenue	$1,416.3	$1,338.8	77.5	5.8%
Same store new retail sales revenue	$1,362.4	$1,336.8	25.6	1.9%
New retail sales revenue per unit	$34,967	$32,202	2,765	8.6%
Same store new retail sales revenue per unit	$35,018	$32,179	2,839	8.8%
Gross profit — new	$112.3	$112.8	(0.5)	-0.4%
Same store gross profit — new	$108.1	$112.6	(4.5)	-4.0%
Average gross profit per new vehicle retailed	$2,773	$2,714	59	2.2%
Same store average gross profit per new vehicle retailed	$2,777	$2,711	66	2.4%
Gross margin % — new	7.9%	8.4%	-0.5%	-6.0%
Same store gross margin % — new	7.9%	8.4%	-0.5%	-6.0%
Units
Retail unit sales of new vehicles decreased 1,070 units, or 2.6%, from 2009 to 2010. The decrease is due to a 2,637 unit, or 6.3%, decrease in same store retail unit sales during the period, offset by a 1,567 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our volume foreign brand stores in the U.S. and, to a lesser extent, in the U.K. Prior year sales were influenced by the various government incentive programs designed to spur sales activity.
Revenues
New vehicle retail sales revenue increased $77.5 million, or 5.8%, from 2009 to 2010. The increase is due to a $51.9 million increase from net dealership acquisitions, coupled with a $25.6 million, or 1.9%, increase in same store revenues. The same store revenue increase is due primarily to a $2,839, or 8.8%, increase in average selling prices per unit which increased revenue by $110.5 million, offset by the 6.3% decrease in retail unit sales, which decreased revenue by $84.9 million.
Gross Profit
Retail gross profit from new vehicle sales decreased $0.5 million, or 0.4%, from 2009 to 2010. The decrease is due to a $4.5 million, or 4.0%, decrease in same store gross profit, offset by a $4.0 million increase from net dealership acquisitions. The same store decrease is due primarily to the 6.3% decrease in retail unit sales, which decreased gross profit by $7.1 million, offset by a $66, or 2.4%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $2.6 million.
Used Vehicle Data

			2010 vs. 2009
Dollars in millions, except per unit amounts	2010	2009	Change	% Change
Used retail unit sales	29,975	25,723	4,252	16.5%
Same store used retail unit sales	28,985	25,682	3,303	12.9%
Used retail sales revenue	$765.6	$674.2	91.4	13.6%
Same store used retail sales revenue	$744.0	$673.0	71.0	10.6%
Used retail sales revenue per unit	$25,540	$26,211	(671)	-2.6%
Same store used retail sales revenue per unit	$25,669	$26,203	(534)	-2.0%
Gross profit — used	$57.0	$59.4	(2.4)	-4.0%
Same store gross profit — used	$55.9	$59.3	(3.4)	-5.7%
Average gross profit per used vehicle retailed	$1,900	$2,308	(408)	-17.7%
Same store average gross profit per used vehicle retailed	$1,930	$2,308	(378)	-16.4%
Gross margin % — used	7.4%	8.8%	-1.4%	-15.9%
Same store gross margin % — used	7.5%	8.8%	-1.3%	-14.8%

Units
Retail unit sales of used vehicles increased 4,252 units, or 16.5%, from 2009 to 2010. The increase is due to a 3,303 unit, or 12.9%, increase in same store retail unit sales, coupled with a 949 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S., and reflect our effort to bolster used vehicle sales activity in light of the challenging new vehicle market.
Revenues
Used vehicle retail sales revenue increased $91.4 million, or 13.6%, from 2009 to 2010. The increase is due to a $71.0 million, or 10.6%, increase in same store revenues, coupled with a $20.4 million increase from net dealership acquisitions. The same store revenue increase is due to the 12.9% increase in same store retail unit sales which increased revenue by $84.8 million, offset by a $534, or 2.0%, decrease in comparative average selling prices per unit, which decreased revenue by $13.8 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $2.4 million, or 4.0%, from 2009 to 2010. The decrease is due to a $3.4 million, or 5.7%, decrease in same store gross profit, offset by a $1.0 million increase from net dealership acquisitions. The decrease in same store gross profit is due to a $378, or 16.4%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $9.7 million, offset by the 12.9% increase in used retail unit sales, which increased gross profit by $6.3 million.
Finance and Insurance Data

			2010 vs. 2009
Dollars in millions, except per unit amounts	2010	2009	Change	% Change
Finance and insurance revenue	$67.1	$60.9	$6.2	10.2%
Same store finance and insurance revenue	$65.5	$60.8	$4.7	7.7%
Finance and insurance revenue per unit	$953	$905	$48	5.3%
Same store finance and insurance revenue per unit	$965	$905	$60	6.6%
Finance and insurance revenue increased $6.2 million, or 10.2%, from 2009 to 2010. The increase is due to a $4.7 million, or 7.7%, increase in same store revenues during the period, coupled with a $1.5 million increase from net dealership acquisitions. The same store revenue increase is due to a $60, or 6.6%, increase in comparative average finance and insurance revenue per unit which increased revenue by $4.0 million, coupled with a 1.0% increase in total retail unit sales, which increased revenue by $0.7 million.
Service and Parts Data

			2010 vs. 2009
Dollars in millions, except per unit amounts	2010	2009	Change	% Change
Service and parts revenue	$335.3	$335.6	(0.3)	-0.1%
Same store service and parts revenue	$324.2	$334.0	(9.8)	-2.9%
Gross profit	$192.1	$185.5	6.6	3.6%
Same store gross profit	$185.9	$184.7	1.2	0.6%
Gross margin	57.3%	55.3%	2.0%	3.6%
Same store gross margin	57.4%	55.3%	2.1%	3.8%
Revenues
Service and parts revenue decreased $0.3 million, or 0.1%, from 2009 to 2010. The decrease is due to a $9.8 million, or 2.9%, decrease in same store revenues during the period, offset by a $9.5 million increase from net dealership acquisitions. We believe the same store decline is due in large part to a decline in vehicle sales over the last several years compared to historical levels in addition to a decrease in warranty due to the improvement in the quality of vehicles being produced today, offset somewhat by the significant Toyota recall actions in the U.S. in 2010.

Gross Profit
Service and parts gross profit increased $6.6 million, or 3.6%, from 2009 to 2010. The increase is due to a $5.4 million increase from net dealership acquisitions, coupled with a $1.2 million, or 0.6%, increase in same store gross profit during the period. The same store gross profit increase is due to a 3.8% increase in gross margin, which increased gross profit by $6.8 million, offset by the $9.8 million, or 2.9%, decrease in same store revenues, which decreased gross profit by $5.6 million. Service and parts margin in 2010 has been positively impacted by the significant Toyota recall actions in the U.S.
Distribution
Distribution units wholesaled during the quarter decreased 2,236 units, or 65.7%, from 3,401 in 2009 to 1,165 in 2010. During the three months ended September 30, 2010, smart USA recorded $1.4 million of incentives which decreased gross profit. Distribution segment revenue decreased $25.4 million, or 56.6%, to $19.5 million in 2010 due largely to the reduction in wholesale unit sales. As a result, segment gross profit decreased $5.4 million, or 88.5%, to $0.7 million in 2010. During 2010, the distribution segment recorded $1.6 million in pre-production costs related to its efforts to procure a vehicle from Nissan for distribution through smart USA. In total, the distribution segment generated a loss of $6.1 million in 2010 compared with a loss of $5.9 million in 2009.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $8.3 million, or 2.4%, from $347.6 million to $355.9 million. The aggregate increase is due primarily to a $10.3 million increase from net dealership acquisitions, offset by a $2.0 million, or 0.6%, decrease in same store SG&A. The decrease in same store SG&A is due to a net decrease in variable selling expenses, including decreases in variable compensation, as a result of the 0.5% decrease in same store retail gross profit versus the prior year, somewhat offset by increased rent, the costs associated with the development of the new smart USA vehicle, and certain other costs. SG&A expenses increased as a percentage of gross profit from 82.2% to 82.8%.
Depreciation
Depreciation decreased $1.6 million, or 11.5%, from $14.0 million to $12.4 million. The decrease is due to a $1.9 million, or 13.6%, decrease in same store depreciation, offset by a $0.3 million increase from net dealership acquisitions. The same store decrease was primarily due to a change in the estimated useful lives of certain fixed assets effective January 1, 2010.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $0.1 million, or 0.1%, from $9.1 million to $9.0 million due to a decrease in same store floor plan interest expense. The same store decrease is due primarily to decreases in applicable interest rates.
Other Interest Expense
Other interest expense decreased $1.3 million, or 9.3%, from $13.5 million to $12.2 million. The decrease is due primarily to the repurchase of $155.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes during the nine months ended September 30, 2010.
Debt Discount Amortization
Debt discount amortization decreased $1.5 million, from $3.1 million to $1.6 million, due primarily to the repurchase of a portion of our outstanding 3.5% senior subordinated convertible notes.
Equity in Earnings of Affiliates
Equity in earnings of affiliates decreased $0.1 million, from $7.5 million to $7.4 million reflecting the consistent operating performance of those businesses.

Gain on Debt Repurchase
During the three months ended September 30, 2010, we repurchased $43.0 million principal amount of our Convertible Notes, which had a book value, net of debt discount, of $41.6 million for $43.3 million. We allocated $2.5 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.2 million of unamortized deferred financing costs. As a result, we recorded $0.6 million of pre-tax gain in connection with the repurchase.
Income Taxes
Income taxes increased $0.2 million, or 1.4%, from $15.1 million to $15.3 million. The increase from 2009 to 2010 is due to an increase in our pre-tax income versus the prior year, slightly offset by a decrease in our overall effective income tax rate resulting from the relative strength of our operations in foreign markets with lower tax rates.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Our results for the nine months ended September 30, 2009 include a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes and include charges of $5.2 million ($3.4 million after-tax), or $0.04 per share, relating to costs associated with the termination of the acquisition of the Saturn brand, our election to close three franchises in the U.S. and charges relating to certain interest rate hedges.
Retail unit sales of new vehicles during the nine months ended September 30, 2009 include units sold under government incentive programs in each of the markets we serve where we have retail operations.
New Vehicle Data

			2010 vs. 2009
Dollars in millions, except per unit amounts	2010	2009	Change	% Change
New retail unit sales	116,319	105,485	10,834	10.3%
Same store new retail unit sales	112,210	105,116	7,094	6.7%
New retail sales revenue	$4,004.5	$3,400.1	604.4	17.8%
Same store new retail sales revenue	$3,846.9	$3,376.3	470.6	13.9%
New retail sales revenue per unit	$34,426	$32,233	2,193	6.8%
Same store new retail sales revenue per unit	$34,283	$32,120	2,163	6.7%
Gross profit — new	$325.0	$270.2	54.8	20.3%
Same store gross profit — new	$310.7	$267.4	43.3	16.2%
Average gross profit per new vehicle retailed	$2,794	$2,561	233	9.1%
Same store average gross profit per new vehicle retailed	$2,768	$2,544	224	8.8%
Gross margin % — new	8.1%	7.9%	0.2%	2.5%
Same store gross margin % — new	8.1%	7.9%	0.2%	2.5%
Units
Retail unit sales of new vehicles increased 10,834 units, or 10.3%, from 2009 to 2010. The increase is due a 7,094 unit, or 6.7%, increase in same store retail unit sales during the period, coupled with a 3,740 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in our volume foreign brand stores in the U.S. and premium brand stores in the U.S. and U.K., and reflect the improved consumer confidence levels and credit availability in 2010 compared to the prior year.
Revenues
New vehicle retail sales revenue increased $604.4 million, or 17.8%, from 2009 to 2010. The increase is due to a $470.6 million, or 13.9%, increase in same store revenues, coupled with a $133.8 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the 6.7% increase in retail unit sales, which increased revenue by $243.2 million, coupled with a $2,163, or 6.7%, increase in average selling prices per unit which increased revenue by $227.4 million.

Gross Profit
Retail gross profit from new vehicle sales increased $54.8 million, or 20.3%, from 2009 to 2010. The increase is due to a $43.3 million, or 16.2%, increase in same store gross profit, coupled with an $11.5 million increase from net dealership acquisitions. The same store increase is due primarily to a $224, or 8.8%, increase in the average gross profit per new vehicle retailed which increased gross profit by $23.6 million, coupled with the 6.7% increase in retail unit sales, which increased gross profit by $19.7 million.
Used Vehicle Data

			2010 vs. 2009
Dollars in millions, except per unit amounts	2010	2009	Change	% Change
Used retail unit sales	85,971	78,813	7,158	9.1%
Same store used retail unit sales	83,324	78,380	4,944	6.3%
Used retail sales revenue	$2,211.9	$1,949.5	262.4	13.5%
Same store used retail sales revenue	$2,128.8	$1,924.3	204.5	10.6%
Used retail sales revenue per unit	$25,728	$24,736	992	4.0%
Same store used retail sales revenue per unit	$25,549	$24,551	998	4.1%
Gross profit — used	$173.8	$174.6	(0.8)	-0.5%
Same store gross profit — used	$169.5	$172.7	(3.2)	-1.9%
Average gross profit per used vehicle retailed	$2,022	$2,216	(194)	-8.8%
Same store average gross profit per used vehicle retailed	$2,034	$2,204	(170)	-7.7%
Gross margin % — used	7.9%	9.0%	-1.1%	-12.2%
Same store gross margin % — used	8.0%	9.0%	-1.0%	-11.1%
Units
Retail unit sales of used vehicles increased 7,158 units, or 9.1%, from 2009 to 2010. The increase is due to a 4,944 unit, or 6.3%, increase in same store retail unit sales, coupled with a 2,214 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S., and reflect our effort to bolster used vehicle sales activity in light of the challenging new vehicle market.
Revenues
Used vehicle retail sales revenue increased $262.4 million, or 13.5%, from 2009 to 2010. The increase is due to a $204.5 million, or 10.6%, increase in same store revenues, coupled with a $57.9 million increase from net dealership acquisitions. The same store revenue increase is due to the 6.3% increase in same store retail unit sales which increased revenue by $126.3 million, coupled with a $998, or 4.1%, increase in comparative average selling prices per unit, which increased revenue by $78.2 million.
Gross Profit
Retail gross profit from used vehicle sales decreased $0.8 million, or 0.5%, from 2009 to 2010. The decrease is due to a $3.2 million, or 1.9%, decrease in same store gross profit, offset by a $2.4 million increase from net dealership acquisitions. The decrease in same store gross profit is due to a $170, or 7.7%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $13.3 million, offset by the 6.3% increase in used retail unit sales which increased gross profit by $10.1 million.

Finance and Insurance Data

			2010 vs. 2009
Dollars in millions, except per unit amounts	2010	2009	Change	% Change
Finance and insurance revenue	$190.1	$164.0	$26.1	15.9%
Same store finance and insurance revenue	$184.7	$163.0	$21.7	13.3%
Finance and insurance revenue per unit	$940	$890	$50	5.6%
Same store finance and insurance revenue per unit	$945	$888	$57	6.4%
Finance and insurance revenue increased $26.1 million, or 15.9%, from 2009 to 2010. The increase is due to a $21.7 million, or 13.3%, increase in same store revenues during the period, coupled with a $4.4 million increase from net dealership acquisitions. The same store revenue increase is due to a 6.6% increase in total retail unit sales, which increased revenue by $11.4 million, coupled with a $57, or 6.4%, increase in comparative average finance and insurance revenue per unit which increased revenue by $10.3 million.
Service and Parts Data

			2010 vs. 2009
Dollars in millions, except per unit amounts	2010	2009	Change	% Change
Service and parts revenue	$1,001.4	$993.6	7.8	0.8%
Same store service and parts revenue	$972.2	$984.7	(12.5)	-1.3%
Gross profit	$571.0	$544.6	26.4	4.8%
Same store gross profit	$554.5	$540.1	14.4	2.7%
Gross margin	57.0%	54.8%	2.2%	4.0%
Same store gross margin	57.0%	54.8%	2.2%	4.0%
Revenues
Service and parts revenue increased $7.8 million, or 0.8%, from 2009 to 2010. The increase is due to a $20.3 million increase from net dealership acquisitions, offset by a $12.5 million, or 1.3%, decrease in same store revenues during the period. We believe the same store decline is due in large part to a decline in vehicle sales over the last several years compared to historical levels in addition to a decrease in warranty due to the improvement in the quality of vehicles being produced today, offset somewhat by the significant Toyota recall actions in the U.S. in 2010.
Gross Profit
Service and parts gross profit increased $26.4 million, or 4.8%, from 2009 to 2010. The increase is due to a $14.4 million, or 2.7%, increase in same store gross profit during the period, coupled with a $12.0 million increase from net dealership acquisitions. The same store gross profit increase is due to a 2.2% increase in gross margin, which increased gross profit by $21.6 million, offset by the $12.5 million, or 1.3%, decrease in same store revenues, which decreased gross profit by $7.2 million. Service and parts margin in 2010 has been positively impacted by the significant Toyota recall actions in the U.S.
Distribution
Distribution units wholesaled decreased 8,613 units, or 67.4%, from 12,774 in 2009 to 4,161 in 2010. During the nine months ended September 30, 2010, smart USA recorded $2.9 million of incentives which decreased gross profit. Distribution segment revenue decreased $125.7 million, or 65.3%, to $66.7 million in 2010 due largely to the reduction in wholesale unit sales. As a result, segment gross profit decreased $21.7 million, or 85.1%, to $3.8 million in 2010. In total, the distribution segment generated a loss of $15.3 million in 2010 compared with income of $1.4 million in 2009.

Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $64.0 million, or 6.5%, from $987.6 million to $1,051.6 million. The aggregate increase is due primarily to a $37.9 million, or 3.9%, increase in same store SG&A, coupled with a $26.1 million increase from net dealership acquisitions. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of a 6.7% increase in same store retail gross profit versus the prior year, increased rent, the costs associated with the development of the new smart USA vehicle, and certain other costs. SG&A expenses decreased as a percentage of gross profit from 83.4% to 82.8%.
Depreciation
Depreciation decreased $3.9 million, or 9.5%, from $40.7 million to $36.8 million. The decrease is due to a $4.6 million, or 11.4%, decrease in same store depreciation, offset by a $0.7 million increase from net dealership acquisitions. The same store decrease was primarily due to a change in the estimated useful lives of certain fixed assets effective January 1, 2010.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $1.6 million, or 5.8%, from $27.5 million to $25.9 million. The decrease is due to a $2.0 million, or 7.4%, decrease in same store floor plan interest expense, offset by a $0.4 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in average outstanding floor plan balances and lower applicable rates.
Other Interest Expense
Other interest expense decreased $4.2 million, or 10.0%, from $41.7 million to $37.5 million. The decrease is due primarily to the repurchases of $155.7 million aggregate principal amount of Convertible Notes during the nine months ended September 30, 2010.
Debt Discount Amortization
Debt discount amortization decreased $2.9 million, from $9.9 million to $7.0 million, due primarily to the repurchase of a portion of Convertible Notes.
Gain on Debt Repurchase
During 2010, we repurchased $155.7 million principal amount of Convertible Notes, which had a book value, net of debt discount, of $149.1 million for $156.6 million. We allocated $10.2 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.7 million of unamortized deferred financing costs. As a result, we recorded $1.6 million of pre-tax gains in connection with the repurchases.
In 2009, we repurchased $68.7 million principal amount of Convertible Notes, which had a book value, net of debt discount, of $62.8 million for $51.4 million. In connection with the transaction, we wrote off $0.7 million of unamortized deferred financing costs and incurred $0.3 million of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component of the Convertible Notes because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, we recorded $10.4 million of pre-tax gain in connection with the repurchase.
Income Taxes
Income taxes increased $8.2 million, or 23.3%, from $35.1 million to $43.3 million. The increase from 2009 to 2010 is due to the increase in our pre-tax income versus the prior year. Our effective tax rate was 34.7% for the nine months ended September 30, 2010 and 35.4% for the nine months ended September 30, 2009.

Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the construction of new facilities, the design and development of a new vehicle for smart USA, debt service and repayments, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends from joint venture investments or the issuance of equity securities.
We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. In addition, one of our subsidiaries, smart USA, is the exclusive distributor of smart fortwo vehicles in the U.S. and Puerto Rico. smart USA has entered into a Memorandum of Understanding with Nissan Motor Co., Ltd. relating to the right to procure a vehicle from Nissan for distribution through the smart USA dealer network. We estimate that smart USA will incur approximately $25 million of development, engineering and tooling costs to bring the new vehicle to market. We believe that cash flow from operations, dividends from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months.
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
As of September 30, 2010, we had working capital of $81.2 million, including $6.0 million of cash, available to fund our operations and capital commitments. In addition, we had $263.5 million and £37.7 million ($59.3 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively, each of which is discussed below. We had $150.6 million of Convertible Notes outstanding as of September 30, 2010. We currently expect to utilize cash flow from operations, working capital and available capacity under the U.S. credit agreement to redeem the Convertible Notes in April 2011. See “Forward Looking Statements.”
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, from time to time and as market conditions warrant, purchase our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or a pre-arranged trading plan. We have historically funded any such repurchases through cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and alternative uses of capital, such as for strategic investments in our current businesses, as well as any then-existing limits imposed by our finance agreements and securities trading policy. During the nine months ended September 30, 2010, we repurchased a total of $155.7 million aggregate principal amount of Convertible Notes for $156.6 million and 68 thousand shares of our common stock at an average price of $10.97 per share. Subsequent to these purchases, our Board of Directors increased our authorized repurchase authority to $150.0 million.
Dividends
In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions on any then existing indebtedness, financial condition, our ability to fund the expected April 2011 redemption of our $150.6 million of Convertible Notes, and other factors.

Inventory Financing
We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan arrangements with various lenders, including a majority through captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. Outside of the U.S., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity.
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
U.S. Credit Agreement
We are party to a credit agreement with DCFS USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which, provides for up to $300.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $139.0 million, and for an additional $10.0 million of availability for letters of credit. The term of the credit agreement was extended on September 15, 2010, by one year through September 30, 2013. The revolving loans bear interest at a defined LIBOR plus 2.75%, subject to an incremental 0.75% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. We repaid $10.0 million of the term loan in the third quarter of 2010.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2010, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements”.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of September 30, 2010, $139.0 of term loans, $36.5 million of borrowings under our revolving credit agreement and $1.3 million of letters of credit were outstanding under the U.S. credit agreement.
U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement, and a demand overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. During the third quarter of 2010, the agreement was amended in connection with a reorganization of our European operations pursuant to which the maximum revolving borrowing capacity was reduced from £100.0 million to £86.6 million, which maximum will be increased in the future by amounts equal to the required term loan repayments.
As amended, the U.K. Credit Agreement includes (1) up to £86.6 million in revolving loans through August 31, 2013, which bears interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand overdraft line of credit for up to £10.0 million that bears interest at the Bank of England Base Rate plus 1.75%.

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2010, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of September 30, 2010, outstanding loans under the U.K. Credit Agreement amounted to £64.2 million ($100.8 million), including £5.3 million ($8.3 million) under the term loan.
7.75% Senior Subordinated Notes
In December 2006 we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2010, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
In January 2006, we issued $375.0 million aggregate principal amount of 3.50% senior subordinated convertible notes due 2026 (the “Convertible Notes”), of which $150.6 million were outstanding at September 30, 2010. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2010, we were in compliance with all negative covenants and there were no events of default.
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
Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. We expect to be required to redeem the Convertible Notes in April 2011. We currently expect to utilize cash flow from operations, working capital and availability under the U.S. credit agreement to redeem the Convertible Notes. See “Forward Looking Statements”.
In the third quarter of 2010, we repurchased $43.0 million principal amount of its outstanding Convertible Notes for $43.3 million. During the first nine months of 2010, we repurchased an aggregate $155.7 million principal amount of our outstanding Convertible Notes for $156.6 million.
Mortgage Facilities
We are party to several mortgages, which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2010, we owed $46.3 million of principal under our mortgage facilities.
Short-term Borrowings
We have three principal sources of short-term borrowing: the revolving portion of the U.S. Credit Agreement, the revolving portion of the U.K. Credit agreement, and the floor plan agreements in place that we utilize to finance our vehicle inventories. All of the cash generated in our operations is initially used to pay down our floor plan indebtedness. Over time, we are able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.
During the third quarter of 2010, outstanding revolving commitments varied between no balance and $110.5 million under the U.S. Credit Agreement’s revolving credit line and between £17.0 million and £55.0 million under the U.K. Credit Agreement’s revolving credit line (excluding overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
Interest Rate Swaps
We use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through January 2011 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at 3.67%. We may terminate these arrangements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the nine months ended September 30, 2010 and 2009, the swaps increased the weighted average interest rate on floor plan borrowings by approximately 0.8% and 0.6%, respectively.
PTL Dividends
We own a 9.0% limited partnership interest in Penske Truck Leasing. During the nine months ended September 30, 2010 and 2009, respectively, we received $8.8 million and $20.0 million of pro rata cash dividends relating to this investment. We currently expect to continue to receive future dividends from PTL subject in amount and timing on its performance.

Operating Leases
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2010, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.
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
Cash Flows
Cash and cash equivalents decreased by $8.0 million and increased by $11.4 million during the nine months ended September 30, 2010 and 2009, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by operating activities was $124.3 million and $314.5 million during the nine months ended September 30, 2010 and 2009, respectively. Cash flows from continuing operating activities include net income, as adjusted for non-cash items, and the effects of changes in working capital.
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

We believe that changes in aggregate floor plan liabilities are typically linked to changes in vehicle inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow. As a result, we present the following reconciliation of cash flow from operating activities as reported in our condensed consolidated statement of cash flows as if all changes in vehicle floor plan were classified as an operating activity for informational purposes:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Net cash from continuing operating activities as reported	$124,316	$314,453
Floor plan notes payable — non-trade as reported	51,489	(125,996)

Net cash from continuing operating activities, adjusted to include all floor plan notes payable	$175,805	$188,457

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $75.0 million and $64.5 million during the nine months ended September 30, 2010 and 2009, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from sale-leaseback transactions, and net expenditures for acquisitions and other investments. Capital expenditures were $62.7 million and $70.1 million during the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of September 30, 2010, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $12.3 million and $8.5 million during the nine months ended September 30, 2010 and 2009, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $7.2 million and $5.8 million, respectively. The nine months ended September 30, 2009 include $11.7 million of proceeds from other investing activities.
Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $59.1 million and $226.2 million during the nine months ended September 30, 2010 and 2009, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade and the exercise of stock options. We had net borrowings of other long-term debt of $9.9 million for the nine months ended September 30, 2010, and net repayments of other long-term debt of $48.9 million during the nine months ended September 30, 2009, which included repayments of $10.0 million and $50.0 million on our U.S. credit agreement term loan, respectively. We used $156.6 million to repurchase $155.7 million aggregate principal amount of Convertible Notes during the nine months ended September 30, 2010 and used $51.4 million to repurchase $68.7 million aggregate principal amount of Convertible Notes during the nine months ended September 30, 2009. We had net borrowings of floor plan notes payable non-trade of $51.5 million and repayments of $126.0 million during the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, we received proceeds of $0.4 million and $0.1 million, respectively, from the exercise of stock options.
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
We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.
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
Joint Venture Relationships
We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2010, our automotive retail joint venture relationships were as follows:

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
Forward Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” which generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
•	our future financial and operating performance;

•	future acquisitions;

•	future potential capital expenditures and securities repurchases;

•	our ability to realize cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy in the various countries in which we operate;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity, including our ability to refinance our outstanding senior subordinated convertible notes;

•	future foreign exchange rates;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.
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

•
actual results of our efforts to procure a new vehicle for distribution through the smart USA dealer network are subject to completion of binding documentation, performance by certain vendors and suppliers, and other conditions many of which may be outside of our control.

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
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of September 30, 2010, a 100 basis point change in interest rates would result in an approximate $2.7 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. We are currently party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2010, adjusted to exclude the notional value of the hedged swap agreements, a 100 basis point change in interest rates would result in an approximate $9.9 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of September 30, 2010, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $294.6 million change to our revenues for the nine months ended September 30, 2010.
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
We are involved from time-to-time in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2010, we are not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 6.	Exhibits

4.1
Amendment dated September 22, 2010 to multi-option credit agreement and fixed rate credit agreement each dated August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc.

10.1	Amendment No. 2 dated September 20, 2010 to the Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan.
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101
The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, (iv) the Consolidated Condensed Statement of Equity for the nine months ended September 30, 2010, and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske Roger S. Penske
Date: November 4, 2010		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy Robert T. O’Shaughnessy
Date: November 4, 2010		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1
Amendment dated September 22, 2010 to multi-option credit agreement and fixed rate credit agreement each dated August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc.

10.1	Amendment No. 2 dated September 20, 2010 to the Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan.
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101
The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Condensed Statements of Income for the three and nine months ended September 30, 2010 and 2009, (iii) the Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, (iv) the Consolidated Condensed Statement of Equity for the nine months ended September 30, 2010, and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text*.

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