Form 10-K
period 2010-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2011-02-28
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2010 was $502,878,016. As of February 21, 2011, there were 92,556,735 shares of voting common stock outstanding.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2010 Annual Meeting of the Stockholders to be held May 10, 2011 are incorporated by reference into Part III, Items 10-14.

Items	Page

PART I

1 Business	1

1A. Risk Factors	16

1B. Unresolved Staff Comments	19

2 Properties	19

3 Legal Proceedings	19

4 Removed and Reserved	19

PART II

5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

6 Selected Financial Data	22

7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

7A. Quantitative and Qualitative Disclosures About Market Risk	42

8 Financial Statements and Supplementary Data	42

9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

9A. Controls and Procedures	42

9B. Other Information	43

PART III

10 Directors and Executive Officers and Corporate Governance	43

11 Executive Compensation	43

12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

13 Certain Relationships and Related Transactions, and Director Independence	43

14 Principal Accountant Fees and Services	43

PART IV

15 Exhibits and Financial Statement Schedules	43

Exhibit 4.3.4
Exhibit 10.16
Exhibit 10.30.4
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of December 31, 2010, we operated 323 retail automotive franchises, of which 172 franchises are located in the U.S. and 151 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2010, we retailed and wholesaled more than 340,000 vehicles. We are diversified geographically, with 63% of our total revenues in 2010 generated in the U.S. and Puerto Rico and 37% generated outside the U.S. We offer approximately 40 vehicle brands, with 95% of our total retail revenue in 2010 generated from brands of non-U.S. based manufacturers, and 66% generated from premium brands, such as Audi, BMW, Cadillac, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
We are also, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves more than 40 miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. smart USA has certified a network of approximately 75 smart dealerships, ten of which are owned and operated by us. The smart fortwo is available in three different versions, the pure, passion coupe, and passion cabriolet with base prices ranging from $12,490 to $17,690. Beginning in 2011, smart USA began limited deliveries of an electric drive vehicle that has an electric motor which generates no harmful emissions and is available in limited quantities. In February 2011, we began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed by June 30, 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control.
We also own a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation.
We believe our diversified income streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales are typically less cyclical than retail vehicle sales, and generate the largest part of our gross profit. The following graphic shows the percentage of our retail revenues by product area and their respective contribution to our overall gross profit in 2010:

Industry and Outlook
The majority of our revenues are generated in the U.S., which was the world’s second largest automotive retail market in 2010 with unit sales of approximately 11.6 million units, which represents an 11% increase over 2009. The majority of automotive retail sales in the U.S. are generated at approximately 18,500 franchised dealerships at January 1, 2010, which generated revenues of approximately $501.0 billion in 2009, including 52.3% from new vehicle sales, 32.0% from used vehicle sales and 15.7% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.
We also operate in Germany and the U.K., which represented the first and third largest automotive retail markets, respectively, in Western Europe in 2010, and accounted for approximately 38% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 13.0 million in 2010, a 5% decrease compared to 2009. In Germany and the U.K., new car sales were approximately 2.9 million and 2.0 million units, respectively, in 2010.
In the U.S., publicly held automotive retail groups account for less than 10% of total industry revenue. Although significant consolidation has already taken place, the industry remains highly fragmented, with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. The Western European retail automotive market is similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards, the limited number of viable alternative exit strategies for dealership owners and the impact of the current economic and industry environment on smaller less well capitalized dealership groups.
Generally, new vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence and other general economic factors. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers and automotive parts suppliers to declines in new vehicle sales. We believe this is due to the retailers’ more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable) and their diversified revenue streams. In addition, automobile manufacturers may offer various dealer incentives when sales are slow, which further increases the volatility in profitability for automobile manufacturers and may help to decrease volatility for automotive retailers.
The level of new automotive unit sales in our markets will impact our results. While the market began to recover and the amount of customer traffic visiting our dealerships improved in 2010, the level of automotive sales in the U.S. remains at a low level compared to the last 10 years. We expect continued improvement in the automotive market in the U.S. over the next several years, although the level of such improvement is uncertain. The relatively low level of new retail automotive sales in the U.S. during the last two years has led to a decline in the number of 2009 and 2010 vehicles in operation, which may adversely impact availability and pricing in our used vehicle operations and may also negatively impact demand in our parts and service operations.
Many of the same economic factors have and may continue to impact the German and U.K. automotive markets. While new unit registrations increased in the U.K. in 2010, this was due in part to government incentive programs aimed to increase vehicle sales. Those programs ended in 2010. As a result, we anticipate that new vehicle sales in the U.K. will decline in 2011, however, we believe the premium/luxury market will be more resilient than the retail market as a whole. The German market experienced a sharp decline in new unit sales in 2010 as government sponsored incentive programs expired. We believe that the German automotive market will recover somewhat in 2011, although the level of recovery is uncertain.
For a more detailed discussion of our financial and operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Long-Term Business Strategy
Our long-term business strategy focuses on several key areas in an effort to foster long-term relationships with our customers. The key areas of our long-term strategy follow:
•	Attract, develop, and empower associates to grow our business;

•	Offer outstanding brands in premium facilities and facilitate superior customer service;

•	Diversification;

•	Expand revenues at existing locations and increase higher-margin businesses;

•	Grow through targeted acquisitions;

•	Enhance customer satisfaction;

•	Leverage scale and implement “best practices.”
Attract, Develop, and Empower Associates to Grow our Business
We view our local dealership general managers and customer-facing associates as one of our most important assets. Each dealership or group of dealerships has independent operational and financial management responsible for day-to-day operations. We believe experienced local managers are better qualified to make day-to-day decisions concerning the successful operation of a dealership and can be more responsive to our customers’ needs. We seek local dealership management that not only has experience in the automotive industry, but is also familiar with the local dealership’s market. We also have regional management that oversees operations at the individual dealerships and supports the dealerships operationally and administratively. We invest for future growth and offer outstanding brands and facilities which we believe attracts outstanding talent. We believe attracting the best talent to our retail dealership operations and allowing our associates to make business decisions at the local level helps to foster long-term growth through increased repeat and referral business.
Offer Outstanding Brands in Premium Facilities and Facilitate Superior Customer Service
We offer outstanding brands in premium facilities and believe offering our customers a superior customer service experience will generate repeat and referral business and will help to foster a loyal and dedicated customer base. Customer satisfaction is measured at each of our dealerships on a monthly, quarterly, and/or yearly basis by the manufacturers we represent, and we compensate our dealership employees, in part, based on their performance in such rankings.
We have the highest percentage of revenues from foreign and luxury brands among the U.S. based publicly-traded automotive retailers. Since 1999, foreign brands, which were responsible for generating 83% of our U.S. revenue in 2010 (Toyota/Lexus, Honda/Acura, BMW/MINI, Mercedes-Benz, Audi and Nissan/Infiniti), have increased their U.S. market share by nearly 80%. We believe luxury and foreign brands will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. In 2010, our revenue mix consists of 66% related to premium brands, 29% related to volume foreign brands, and 5% relating to brands of U.S. based manufacturers.

The following chart reflects our percentage of total revenues by brand in 2010:
We sell and service outstanding automotive brands in our premium facilities, in attractive geographic markets. Where advantageous, we attempt to aggregate our dealerships in a campus setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of the brands at the location. This strategy also creates an opportunity to reduce personnel expenses, consolidate advertising and administrative expenses and leverage operating expenses over a larger base of dealerships. Our dealerships have generally achieved new unit vehicle sales that are significantly higher than industry averages for the brands we sell.
Diversification
Our business benefits from our diversified revenue mix, including the multiple revenue streams in a traditional automotive dealership (new vehicles, used vehicles, finance and insurance, and service and parts operations), and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. We are further diversified within our retail automotive operations due to our brand mix and geographical dispersion.
Diversification Outside the U.S.
One of the unique attributes of our operations versus our peers is our diversification outside the U.S. Approximately 37% of our consolidated revenue during 2010 was generated outside the U.S. and Puerto Rico, predominately in the U.K. The U.K. is the third largest retail automotive market in Western Europe. Our brand mix in the U.K. is predominantly premium. We believe that as of December 31, 2010, we were among the largest Audi, Bentley, BMW, Ferrari, Land Rover, Lexus, Mercedes-Benz, Maserati and Porsche dealers in the U.K. based on new unit sales. Additionally, we operate a number of dealerships in Germany, Western Europe’s largest retail automotive market, including through joint ventures with experienced local partners, which sell and service Audi, BMW, Lexus, MINI, Porsche, Toyota, Volkswagen and various other premium brands.

Penske Truck Leasing
We hold a 9.0% limited partnership interest in PTL. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. We currently expect to receive annual pro-rata cash distributions of a portion of the partnership’s profits and to realize U.S. cash tax savings relating to tax attributes as a result of this investment.
Expand Revenues at Existing Locations and Increase Higher-Margin Businesses
Increase Same-Store Sales. We believe our emphasis on superior customer service and premium facilities will contribute to increases in same-store sales over time. We have added a significant number of incremental service bays in recent years in order to better accommodate our customers and further enhance our higher-margin service and parts revenues.
Grow Finance, Insurance, and Other Aftermarket Revenues. Each sale of a vehicle provides us the opportunity to assist in financing the sale of a vehicle, to sell the customer an extended service contract or other insurance product, and to sell aftermarket products, such as security systems and protective coatings. In order to improve our finance and insurance business, we focus on enhancing and standardizing our salesperson training programs through a menu-driven product offering, and strengthening our product offerings.
Expand Service and Parts and Collision Repair Revenues. Today’s vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. We believe that our brand mix and the complexity of today’s vehicles, combined with our investment in expanded service facilities and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 25 collision repair centers which are integrated with local dealership operations.
Grow through Targeted Acquisitions
We believe that attractive acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The fragmented automotive retail market provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers. In 2010, we acquired 8 franchises and were awarded 16 new vehicle franchises which we estimate will generate approximately $400 million of revenue on an annualized basis.
Enhance Customer Satisfaction
We strive for superior customer satisfaction. By offering outstanding brands in premium facilities, “one-stop” shopping convenience in our aggregated facilities, and a well-trained and knowledgeable sales staff, we aim to forge lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We monitor customer satisfaction data accumulated by manufacturers to track the performance of dealership operations, and incent our personnel to provide exceptional customer service and customer loyalty.

Leverage Scale and Implement “Best Practices”
We seek to build scale in many of the markets where we have dealership operations. Our desire is to reduce or eliminate redundant administrative costs such as accounting, information technology systems and other general administrative costs. In addition, we seek to leverage our industry knowledge and experience to foster communication and cooperation between like brand dealerships throughout our organization. Senior management and dealership management meet regularly to review dealership operating performance, examine industry trends, and implement operating improvements. Key financial information is discussed and compared between dealerships across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization.
Acquisitions
We routinely acquire and dispose of franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships that were acquired or opened from January 1, 2008 to December 31, 2010:

Date Opened
Dealership	or Acquired	Location	Franchises
U.S.
Royal Palm Toyota-Scion	01/08	Royal Palm, FL	Toyota, Scion
smart center Bedford	01/08	Bedford, OH	smart
smart center Bloomfield	01/08	Bloomfield Hills, MI	smart
smart center Chandler	01/08	Chandler, AZ	smart
smart center Fairfield	01/08	Fairfield, CT	smart
smart center Round Rock	01/08	Round Rock, TX	smart
smart center San Diego	01/08	San Diego, CA	smart
smart center Tyson’s Corner	01/08	Tyson’s Corner, VA	smart
smart center Warwick	01/08	Warwick, RI	smart
Bingham Toyota	04/08	Clovis, CA	Toyota Scion
Peter Pan BMW	07/08	San Mateo, CA	BMW
Lamborghini Scottsdale	04/09	Phoenix, AZ	Lamborghini
Audi Turnersville	06/09	Turnersville, NJ	Audi
smart center Stevens Creek	06/09	Santa Clara, CA	smart
Commonwealth Audi Volkswagen	01/10	Santa Ana, CA	Audi, Volkswagen
Hudson Chrysler Jeep Dodge	02/10	Jersey City, NJ	Chrysler, Jeep, Dodge
Sprinter @ Mercedes-Benz Chandler	02/10	Chandler, AZ	Sprinter
Sprinter @ Mercedes-Benz San Diego	03/10	San Diego, CA	Sprinter
Avondale Hyundai	03/10	Avondale, AZ	Hyundai
MINI of Tempe	03/10	Tempe, AZ	MINI
smart center San Juan	03/10	San Juan, PR	smart
MINI of Austin	04/10	Austin, TX	MINI
Audi Chantilly	04/10	Chantilly, VA	Audi
Mercedes-Benz Chantilly	04/10	Chantilly, VA	Mercedes-Benz, Sprinter
Sprinter @ Inskip Mercedes-Benz	04/10	Warwick, RI	Sprinter
Sprinter @ Mercedes-Benz of Fairfield	04/10	Fairfield, CT	Sprinter
MINI of San Diego	09/10	San Diego, CA	MINI
Landers Mitsubishi	09/10	Benton, AR	Mitsubishi
Inskip Mitsubishi	11/10	Warwick, RI	Mitsubishi
Audi Bedford	12/10	Bedford, OH	Audi
Porsche of Bedford	12/10	Bedford, OH	Porsche

Outside the U.S.
Audi Derby	04/08	Derby, England	Audi
Bentley Leicester	05/08	Leicester, England	Bentley
Bentley Norwich	05/08	Norfolk, England	Bentley
Gatwick Honda	06/08	West Sussex, England	Honda
Penske Sportwagenzentrum	07/08	Mannheim, Germany	Porsche
Huddersfield Audi	12/08	West Yorkshire, England	Audi
Huddersfield SEAT	12/08	West Yorkshire, England	SEAT
Harrogate Volkswagen	12/08	West Yorkshire, England	Volkswagen

Date Opened
Dealership	or Acquired	Location	Franchises
Huddersfield Volkswagen	12/08	West Yorkshire, England	Volkswagen
Leeds Volkswagen	12/08	West Yorkshire, England	Volkswagen
Porsche Centre Leicester	03/09	Leicester, England	Porsche
Porsche Centre Solihull	03/09	West Midlands, England	Porsche
Graypaul Birmingham	03/09	Worcestershire, England	Ferrari/Maserati
Guy Salmon Land Rover Bristol	09/09	Bristol, England	Land Rover
Autohaus Augsburg	03/10	Augsburg, Germany	BMW(2), MINI
In 2010, 2009, and 2008, we disposed of 7, 7, and 5 dealerships, respectively, that we believe were not integral to our strategy or operations. We expect to continue to pursue acquisitions and selected dispositions in the future.
Dealership Operations
Franchises. Following are summaries of our franchises by location and our dealership mix by franchise as of December 31, 2010:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	23	Toyota/Lexus/Scion	37	13	50
Arkansas	12	BMW/MINI	15	33	48
California	26	Mercedes-Benz/Sprinter/smart	23	19	42
Connecticut	6	Honda/Acura	27	2	29
Florida	8	Chrysler/Jeep/Dodge	12	15	27
Georgia	4	Jaguar	1	7	8
Indiana	2	Land Rover	1	12	13
Michigan	5	Audi/Volkswagen/Bentley	15	20	35
Minnesota	2	Ferrari/Maserati	6	12	18
Nevada	2	Ford/Lincoln	2	—	2
New Jersey	22	Porsche	6	7	13
New York	4	Cadillac/Chevrolet	6	—	6
Ohio	8	Nissan/Infiniti	7	—	7
Puerto Rico	16	Others	14	11	25

Rhode Island	13	Total	172	151	323

Tennessee	2
Texas	9
Virginia	8

Total U.S.	172
U.K.	139
Germany	12

Total Foreign	151

Total Worldwide	323

New Vehicle Retail Sales. In 2010, we sold 155,352 new vehicles which generated 55% of our retail revenue and 27% of our retail gross profit. We sell approximately 40 brands of domestic and import family, sports and premium cars, light trucks and sport utility vehicles in the U.S., Puerto Rico, the U.K. and Germany. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relations with the automotive manufacturers, based in part on our long-term presence in the automotive retail market, our commitment to providing premium facilities, the reputation of our management team and the consistent high sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.
Used Vehicle Retail Sales. In 2010, we sold 113,676 used vehicles, which generated 29% of our retail revenue and 13% of our retail gross profit. We acquire used vehicles from various sources, including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Several of our dealerships have implemented software tools which assist in procuring and selling used vehicles. Through our scale in many markets, we have also implemented closed-bid auctions that allow us to bring a large number of vehicles we do not intend to retail to a central market for other dealers or wholesalers to purchase. In the U.K., we also offer used vehicles to wholesalers and other dealers via an online auction. We believe these strategies have resulted in greater operating efficiency and helped to reduce costs associated with maintaining optimal inventories.

Vehicle Finance, Extended Service and Insurance Sales. Finance and insurance sales represented 3% of our retail revenue and 15% of our retail gross profit in 2010. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee we receive.
We also offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty), lease “wear and tear” insurance and theft protection products. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Similar to finance transactions, we are subject to chargebacks relating to fees earned in connection with the sale of certain extended protection products. We also offer for sale other aftermarket products, including security systems and protective coatings.
We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations.
Service and Parts Sales. Service and parts sales represented 13% of our retail revenue and 45% of our retail gross profit in 2010. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today’s automobiles.
A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also operate 25 collision repair centers, each of which is operated as an integral part of our dealership operations.
Internet Marketing. We believe the majority of our customers consult the Internet for information when shopping for a vehicle. In order to attract customers and enhance our customer service, each of our dealerships maintains its own website. Our corporate website, www.penskeautomotive.com, provides a link to each of our dealership websites allowing consumers to source information and communicate directly with our dealerships locally. In addition, we list substantially all of our U.S. vehicle inventory on www.PenskeCars.com, a website designed to make it easy for consumers, employees and partners to research, shop and maintain their vehicles. PenskeCars.com allows consumers to view and compare over 25,000 new, certified and pre-owned vehicles. The site also provides consumers a simple method to schedule maintenance and repair services at their local Penske Automotive dealership and includes extensive vehicle information, including photos, videos and Carfax history reports for pre-owned vehicles.
In the U.S. and U.K., all of our dealership websites are presented in common formats (except where otherwise required by manufacturers) which helps to minimize costs and provides a consistent image across dealerships. In addition, many automotive manufacturers’ websites provide links to our dealership websites and, in the U.K., manufacturers also provide a website for the dealership. Using our dealership websites, consumers can review our vehicle inventory and access detailed information relating to the purchase process, including photos, prices, promotions, specifications, reviews and tools to schedule service appointments. We believe these features make it easier for consumers to meet all of their automotive research needs.
smart USA. smart USA, a wholly-owned subsidiary, is the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico and is responsible for maintaining a vehicle dealership network. In 2010, smart USA sold 5,045 smart fortwo vehicles and various service parts and accessories, which contributed less than 1% to our consolidated revenue and consolidated gross profit. In an effort to stimulate sales of the smart fortwo, smart USA and Mercedes-Benz Financial enter into various marketing and leasing arrangements. In February 2011, we began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed by June 30, 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control.

The following is a list of all of our dealerships as of December 31, 2010:
U.S. DEALERSHIPS

ARIZONA	CONNECTICUT	RHODE ISLAND
Acura North Scottsdale	Audi of Fairfield	Inskip Acura
Audi of Chandler	Honda of Danbury	Inskip Audi
Audi North Scottsdale	Mercedes-Benz of Fairfield	Inskip Autocenter (Mercedes-Benz)
Avondale Hyundai	Porsche of Fairfield	Inskip Bentley Providence
Bentley Scottsdale	smart center Fairfield	Inskip BMW
BMW North Scottsdale	FLORIDA	Inskip Infiniti
Bugatti Scottsdale	Central Florida Toyota-Scion	Inskip Lexus
Jaguar North Scottsdale	Royal Palm Mazda	Inskip MINI
Lamborghini Scottsdale	Palm Beach Toyota-Scion	Inskip Mitsubishi
Land Rover North Scottsdale	Royal Palm Toyota-Scion	Inskip Nissan
Lexus of Chandler	Royal Palm Nissan	Inskip Porsche
Mercedes-Benz of Chandler	GEORGIA	smart center Warwick
MINI North Scottsdale	Atlanta Toyota-Scion	TENNESSEE
MINI of Tempe	Honda Mall of Georgia	Wolfchase Toyota-Scion
Porsche North Scottsdale	United BMW of Gwinnett	TEXAS
Rolls-Royce Scottsdale	United BMW of Roswell	BMW of Austin
Scottsdale Aston Martin	INDIANA	Goodson Honda North
Scottsdale Ferrari Maserati	Penske Chevrolet	Goodson Honda West
Scottsdale Lexus	Penske Honda	MINI of Austin
smart center Chandler	MICHIGAN	Round Rock Honda
Tempe Honda	Honda Bloomfield	Round Rock Hyundai
Volkswagen North Scottsdale	Rinke Cadillac	Round Rock Toyota-Scion
ARKANSAS	smart center Bloomfield	smart center Round Rock
Acura of Fayetteville	Toyota-Scion of Waterford	VIRGINIA
Chevrolet of Fayetteville	MINNESOTA	Aston Martin of Tysons Corner
Honda of Fayetteville	Motorwerks BMW/MINI	Audi Chantilly
Landers Chevrolet	NEW JERSEY	Audi of Tysons Corner
Landers Chrysler Jeep Dodge	Acura of Turnersville	Mercedes-Benz Chantilly
Landers Ford Lincoln	Audi Turnersville	Mercedes-Benz of Tysons Corner
Landers Mitsubishi	BMW of Turnersville	Porsche of Tysons Corner
Toyota-Scion of Fayetteville	Chevrolet Cadillac of Turnersville	smart center Tysons Corner
CALIFORNIA	BMW of Tenafly	PUERTO RICO
Acura of Escondido	Lexus of Edison	Lexus de San Juan
Audi Escondido	Ferrari Maserati of Central New Jersey	smart center San Juan
Audi Stevens Creek	Gateway Toyota-Scion	Triangle Chrysler, Dodge, Jeep de Ponce
Bingham Toyota Scion	Honda of Turnersville	Triangle Chrysler, Dodge, Jeep, Honda
BMW of San Diego	Hudson Chrysler Jeep Dodge	del Oeste
Capitol Honda	Hudson Nissan	Triangle Honda 65 de Infanteria
Commonwealth Audi Volkswagen	Hudson Toyota-Scion	Triangle Honda-Suzuki de Ponce
Honda Mission Valley	Hyundai of Turnersville	Triangle Mazda de Ponce
Honda North	Lexus of Bridgewater	Triangle Nissan del Oeste
Honda of Escondido	Nissan of Turnersville	Triangle Toyota-Scion de San Juan
Kearny Mesa Acura	Toyota-Scion of Turnersville
Kearny Mesa Toyota-Scion	NEW YORK
Lexus Kearny Mesa	Honda of Nanuet
Los Gatos Acura	Mercedes-Benz of Nanuet
Marin Honda	Westbury Toyota-Scion
MINI of San Diego	OHIO
Mazda of Escondido	Audi Bedford
Mercedes-Benz of San Diego	Honda of Mentor
Peter Pan BMW	Infiniti of Bedford
Porsche of Stevens Creek	Mercedes-Benz of Bedford
smart center San Diego	Porsche of Bedford
smart center Stevens Creek	smart center Bedford
Toyota-Scion of Bedford

NON-U.S. DEALERSHIPS

U.K.
Audi
Bradford Audi
Derby Audi
Harrogate Audi
Huddersfield Audi
Leeds Audi
Leicester Audi
Mayfair Audi
Nottingham Audi
Reading Audi
Slough Audi
Wakefield Audi
West London Audi
Bentley
Bentley Birmingham
Bentley Edinburgh
Bentley Leicester
Bentley Manchester
BMW/MINI
 Sytner Birmingham
Sytner Cardiff
Sytner Chigwell
Sytner Coventry
Sytner Docklands
Sytner Harold Wood
Sytner High Wycombe
Sytner Leicester
Sytner Newport
Sytner Nottingham
Sytner Oldbury
Sytner Sheffield
Sytner Solihull
Sytner Sunningdale
Sytner Sutton
Chrysler/Jeep/Dodge
Kings Cheltenham & Gloucester
Kings Manchester
Kings Newcastle
Kings Swindon
Kings Teesside
Ferrari/Maserati
Ferrari Classic Parts
 Graypaul Birmingham
Graypaul Edinburgh
Graypaul Nottingham
Maranello Egham Ferrari/Maserati
Honda
Honda Gatwick
Honda Redhill
Jaguar/Land Rover
Guy Salmon Jaguar Coventry
Guy Salmon Jaguar/Land Rover Ascot
Guy Salmon Jaguar/Land Rover Gatwick
Guy Salmon Jaguar/Land Rover Maidstone
Guy Salmon Jaguar/Land Rover Thames Ditton
Guy Salmon Jaguar Northampton
Guy Salmon Jaguar Oxford
Guy Salmon Land Rover Bristol
Guy Salmon Land Rover Coventry
Guy Salmon Land Rover Knutsford
Guy Salmon Land Rover Portsmouth
Guy Salmon Land Rover Sheffield
Guy Salmon Land Rover Stockport
Guy Salmon Land Rover Stratford-upon-Avon
Guy Salmon Land Rover Wakefield
Lamborghini
Lamborghini Birmingham
Lamborghini Edinburgh
Lexus
Lexus Birmingham
Lexus Bristol
Lexus Cardiff
Lexus Leicester
Lexus Milton Keynes
Mercedes-Benz/smart
Mercedes-Benz of Bath
Mercedes-Benz of Bedford
Mercedes-Benz of Carlisle
Mercedes-Benz of Cheltenham and
     Gloucester Mercedes-Benz of Newbury
Mercedes-Benz of Northampton
Mercedes-Benz of Sunderland
Mercedes-Benz of Swindon
Mercedes-Benz of Weston-Super-Mare
Mercedes-Benz/smart of Bristol
Mercedes-Benz/smart of Milton Keynes
Mercedes-Benz/smart of Newcastle
Mercedes-Benz/smart of Teesside	Porsche
Porsche Centre Edinburgh
Porsche Centre Glasgow
Porsche Centre Leicester
Porsche Centre Mid-Sussex
Porsche Centre Silverstone
Porsche Centre Solihull
Rolls-Royce
Rolls-Royce Motor Cars
Manchester
Rolls-Royce Motor Cars
Sunningdale
Saab
Oxford Saab
Toyota
Toyota World Birmingham
Toyota World Bridgend
Toyota World Bristol North
Toyota World Bristol South
Toyota World Cardiff
Toyota World Newport
Toyota World Solihull
Toyota World Tamworth
Volkswagen
 SEAT Huddersfield
VW Harrogate
VW Huddersfield
VW Leeds
Volvo
Tollbar Warwick
GERMANY
 Autohaus Augsburg
     (Goeggingen) (BMW)
Autohaus Augsburg
     (Lechhausen) (BMW)
Autohaus Augsburg
     (Stadtmitte) (MINI)
Penske Sportwagenzentrum
Tamsen, Bremen (Aston Martin,
     Bentley, Ferrari,
     Maserati)
Tamsen, Hamburg (Aston
     Martin, Ferrari,
Lamborghini, Maserati)

We also own 50% of the following dealerships:

GERMANY	U.S.
Aix Automobile (Toyota)	Penske Wynn Ferrari Maserati (Nevada)
Audi Zentrum Aachen	MAX BMW Motorcycles (Connecticut)
Autohaus Nix (Eschborn) (Toyota)	MAX BMW Motorcycles (New Hampshire)
Autohaus Krings (Volkswagen)	MAX BMW Motorcycles (New York)
Autohaus Nix (Frankfurt) (Toyota, Lexus)
Autohaus Nix (Offenbach) (Toyota, Lexus)
Autohaus Nix (Wachtersbach) (Toyota)
Autohaus Piper (Skoda)
Autohaus Piper Aachen (Volkswagen)
Autohaus Sirries (Volkswagen, Audi)
J-S Auto Park Stolberg (Volkswagen)
Jacobs Automobile Düren (Volkswagen, Audi)
Jacobs Automobile Zweighieder Lassung
Geilenkirehen (Volkswagen, Audi)
Lexus Forum Frankfort
TCD (Toyota)
Volkswagen Zentrum Aachen
Wolff & Meir (Volkswagen, Skoda)
Zabka Automobile (Volkswagen, Audi)
Management Information Systems
We consolidate financial, accounting and operational data received from our U.S. dealers through a private communications network. Dealership data is gathered and processed through individual dealer systems utilizing a common management system licensed from a third-party. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures. Our U.S. network allows us to extract and aggregate information from the system in a consistent format to generate consolidating financial and operational data. The system also allows us to access detailed information for each dealership individually, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze these dealerships’ results of operations and financial position so as to identify areas for improvement. Our technology and processes also enable us to quickly integrate dealerships or dealership groups we acquire in the U.S.
Our U.K. dealership financial, accounting and operational data is processed through a standard management system licensed from a third-party, except when otherwise required by the manufacturer. Financial and operational information is aggregated following U.S. policies and accounting requirements, and is reported in our U.S. reporting format to ensure consistency of results among our worldwide operations. Similar to the U.S., the U.K. technology and processes enable us to continually analyze these dealerships’ results of operations and financial position so as to identify areas for improvement and to quickly integrate dealerships or dealership groups we acquire in the U.K.
Marketing
Our advertising and marketing efforts are focused at the local market level, with the aim of building our retail operations. We utilize many different media for our marketing activities, focusing on the Internet and other digital media, including our own websites such as www.PenskeCars.com, and we also utilize newspapers, direct mail, magazines, television, and radio. Automobile manufacturers supplement our local and regional advertising efforts through large advertising campaigns promoting their brands and promoting attractive financing packages and other incentive programs they may offer. In an effort to realize increased efficiencies, we are focusing on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for targeted marketing resources.
In an effort to stimulate interest in the smart fortwo, smart USA promotes and advertises the smart fortwo through national and local advertising, press releases, and local campaigns and events such as sponsored “ride and drive” events. smart USA uses primarily digital media, and social media to showcase and generate interest in the smart brand and the smart fortwo.

Agreements with Vehicle Manufacturers
We operate our dealerships under separate agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. In addition, the dealership principal and/or the owner of a dealership typically cannot be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s or distributors brand of vehicles and related parts and warranty services at our dealership. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brand at our dealership.
Some of our agreements expire after a specified period of time, ranging from one to six years. Manufacturers have generally not terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed without substantial cost. We currently expect the manufacturers to renew all of our franchise agreements as they expire. In addition, certain agreements may also limit the total number of dealerships of that brand that we may own in a particular geographic area and, in some cases, limit the total number of their vehicles that we may sell as a percentage of a particular manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. To date, we have reached the limit of the number of Lexus dealerships we may own in the U.S., and we have in the past reached certain geographical limitations with certain manufacturers in the U.S. Where these limits are reached, we cannot acquire additional franchises of those brands in the relevant market unless we can negotiate modifications to the agreements. We may not be able to negotiate any such modifications. Geographical limitations have historically had little impact on our ability to execute on our acquisition strategy.
Many of these agreements also grant the manufacturer or distributor a security interest in the vehicles and/or parts sold by them to the dealership, as well as other dealership assets, and permit them to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit required information to them on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. In the U.S., these termination rights are subject to state franchise laws that limit a manufacturer’s right to terminate a franchise. In the U.K., we operate without such local franchise law protection (see “Regulation” below).
Our agreements with manufacturers or distributors usually give them the right, in some circumstances (including upon a merger, sale, or change of control of the company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships. For example, our agreement with General Motors provides that, upon a proposed sale of 20% or more of our voting stock to any other person or entity (other than for passive investment) or another manufacturer, an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire all assets, properties and business of any General Motors dealership owned by us for fair value. Some of our agreements with other major manufacturers contain provisions similar to the General Motors provisions.
We are also party to a distributor agreement with Daimler AG pursuant to which we are the exclusive distributor of the smart fortwo in the U.S. and Puerto Rico. The agreement governs all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements relating to product liability and other claims. The agreement expires on December 31, 2021, subject to early termination by either party pursuant to various conditions set forth in the agreement, including the right by Daimler AG to cancel the agreement in the event it elects to discontinue production or distribution of the fortwo or a successor model in the U.S. market, or in the event of a departure of the Chairman or President of smart USA (for any reason) if a replacement satisfactory to Daimler AG is not appointed within a reasonable period of time. We have also granted to Daimler the right to purchase 50% of smart USA beginning December 31, 2014 and, if such right is exercised, the right to purchase the remaining 50% of smart USA beginning on December 31, 2017. smart USA’s obligations to smart dealers in the event of a termination of the smart distributorship in the U.S., including the repurchase of vehicles, are outlined in our dealer agreement with smart retailers and state franchise law. In February 2011, we began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed by June 30, 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control.

Competition
The automotive retail industry is currently served by franchised automotive dealerships, independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions.
For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas, relying on our premium facilities, advertising and merchandising, management experience, sales expertise, service reputation and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by automotive manufacturers and national and regional automotive retail chains. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which gives them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from on-line purchasing services and warehouse clubs. With respect to arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions such as banks and local credit unions.
For used vehicle sales, we compete with other franchised dealers, independent used vehicle dealers, automobile rental agencies, on-line purchasing services, private parties and used vehicle “superstores” for the procurement and resale of used vehicles.
We believe that the principal factors consumers consider when determining where to purchase a vehicle are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of the customer experience. Other factors include customer preference for particular brands of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. We believe that our dealerships are competitive in all of these areas.
We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, service stores and auto parts retailers in our parts operations. We believe that the principal factors consumers consider when determining where to purchase vehicle parts and service are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer’s brands and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.
We believe the majority of consumers are utilizing the Internet and other digital media in connection with the purchase of new and used vehicles. Accordingly, we face increased competition from on-line automotive websites, including those developed by automobile manufacturers and other dealership groups. Consumers can use the Internet and other digital media to compare prices for vehicles and related services, which may result in reduced margins for new vehicles, used vehicles and related services.
With respect to distribution of the smart fortwo, smart USA competes with all other manufacturers and distributors of vehicles sold in the U.S., and in particular those of small compact and sub-compact vehicles. While small vehicles have historically represented a small portion of the total U.S. market, we expect increasing sales of small vehicles due in part to increasing fuel mileage standards by the U.S. government, volatile gas prices, and increasingly competitive offerings by other manufacturers of small vehicles (which may also affect smart fortwo’s current market share). In February 2011, we began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed by June 30, 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control.
Employees and Labor Relations
As of December 31, 2010, we employed approximately 14,800 people, approximately 500 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

Regulation
We operate in a highly regulated industry and a number of regulations affect the marketing, selling, financing and servicing of automobiles. Under the laws of the jurisdictions in which we currently operate, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include franchise laws and regulations, environmental laws and regulations (see “Environmental Matters” below), laws and regulations applicable to new and used motor vehicle dealers, as well as privacy, identity theft prevention, wage-hour, anti-discrimination and other employment practices laws.
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
In the U.S., we benefit from the protection of numerous state franchise laws that generally provide that a manufacturer or distributor may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state franchise laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. With respect to our smart distributorship, these franchise laws generally require that in the event of termination of a smart franchise, we are required to repurchase certain unsold inventories and provide other forms of termination assistance.
Europe generally does not have these laws and, as a result, our European dealerships operate without these protections. In Europe, rules limit automotive manufacturers’ “block exemption” to certain anti-competitive rules in regards to establishing and maintaining a retail network. As a result, existing manufacturer authorized retailers are able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the European Union, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on transfers of dealerships between existing franchisees within the European Union.
Environmental Matters
We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of environmental contamination. As with automotive dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, filters, transmission fluid, antifreeze, refrigerant, batteries, solvents, lubricants, and fuel. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
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
An expanding trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially beginning in 2011 through 2016. Furthermore, in response to recent studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered at state and federal levels. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the vehicles that we sell.

We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on us. However, soil and groundwater contamination is known to exist at certain of our current or former properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.
Insurance
The automotive retail industry is subject to substantial risk of loss due to the significant concentration of property values at dealership locations, including vehicles and parts. In addition, we are exposed to liabilities arising out of our operations, including claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. We attempt to manage such risks through insurance programs, including umbrella and excess insurance policies, subject to specified deductibles and significant loss retentions. As a result, we are exposed to uninsured and underinsured losses that could have a material adverse effect on us.
Available Information
For selected financial information concerning our various operating and geographic segments, see Note 16 to our consolidated financial statements included in Item 8 of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.penskeautomotive.com, under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You may read or copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 800-732-0330. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You may obtain a printed copy of any of the foregoing materials by sending a written request to: Investor Relations, Penske Automotive Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302 or by calling toll-free 866-715-5289. The information on or linked to our website is not part of this document. We plan to disclose waivers, if any, for our executive officers or directors from our code of business ethics on our website. We are incorporated in the state of Delaware and began dealership operations in October 1992.
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
Our business, financial condition, results of operations, cash flows, prospects, and the prevailing market price and performance of our common stock may be affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “projects,” “will,” “would,” and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
Macro-economic conditions. Our performance is impacted by general economic conditions overall, and in particular by economic conditions in the markets in which we operate. These economic conditions include: levels of new and used vehicle sales; availability of consumer credit; changes in consumer demand; consumer confidence levels; fuel prices; personal discretionary spending levels; interest rates; and unemployment rates. When the worldwide economy faltered and the worldwide automotive industry experienced significant operational and financial difficulties in 2008 and 2009, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future.
Automotive manufacturers exercise significant control over us. Each of our dealerships operates under franchise agreements with automotive manufacturers or related distributors. These agreements govern almost every aspect of the operation of our dealerships, and give manufacturers the discretion to terminate or not renew our franchise agreements for a variety of reasons. Without franchise agreements, we would be unable to sell new vehicles or perform manufacturer authorized warranty service. If a significant number of our franchise agreements are terminated or are not renewed, we would be materially adversely affected.
Restructuring, bankruptcy or other adverse condition affecting a significant automotive manufacturer or supplier. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2010, revenue generated at our BMW/MINI, Toyota/Lexus/Scion, Honda/Acura, Audi/Volkswagen/Bentley, and Mercedes-Benz/Sprinter/smart dealerships represented 21%, 18%, 14%, 13%, and 10%, respectively, of our total revenues. Significant adverse events, such as the recent significant recalls by Toyota and the bankruptcies of General Motors and Chrysler, or future events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events relate to any of the manufacturers whose franchises generate a significant percentage of our revenue.
Our business is very competitive. We generally compete with: other franchised automotive dealerships in our markets; private market buyers and sellers of used vehicles; Internet-based vehicle brokers; national and local service and repair shops and parts retailers; automotive manufacturers (in certain markets); and, in our smart fortwo distribution business, other vehicle manufacturers and distributors. Purchase decisions by consumers when shopping for a vehicle are extremely price sensitive. The level of competition in the market generally, coupled with increasing price transparency resulting from increased use of the Internet by consumers, can lead to lower selling prices and related profits. If there is a prolonged drop in retail prices, new vehicle sales are allowed to be made over the Internet without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected.
Property loss, business interruption or other liabilities. Our business is subject to substantial risk of loss due to: the significant concentration of property values, including vehicle and parts inventories, at our operating locations; claims by employees, customers and third parties for personal injury or property damage; and fines and penalties in connection with alleged violations of regulatory requirements. While we have insurance for many of these risks, we retain risk relating to certain of these perils and certain perils are not covered by our insurance. If we experience significant losses that are not covered by our insurance, whether due to adverse weather conditions or otherwise, or we are required to retain a significant portion of a loss, it could have a significant and adverse effect on us.

Leverage. Our significant debt and other commitments expose us to a number of risks, including:
Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $1.5 billion of floor plan notes payable, $780 million of long-term debt and $4.7 billion of future lease commitments (including extension periods and assuming constant consumer price indices). In April 2011, we expect to be required to redeem $150.6 million outstanding principal of our 3.5% senior subordinated convertible notes due 2026 (the “Convertible Notes”). We currently expect to refinance the Convertible Notes using cash flows from operations, existing working capital and available capacity under the revolving portion of the U.S. credit agreement. A sustained or significant decrease in the operating cash flows generated by the Company could lead to an inability to meet our debt service requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.
Availability. Because we finance the majority of our operating and strategic initiatives using a variety of commitments, including floor plan notes payable and revolving credit facilities, we are dependent on continued availability of these sources of funds. If these agreements are terminated or we are unable to access them because of a breach of financial or operating covenants or otherwise, we will likely be materially adversely affected.
Interest rate variability. The interest rates we are charged on a substantial portion of our debt, including the floor plan notes payable we issue to purchase the majority of our inventory, are variable, increasing or decreasing based on changes in certain published interest rates. Increases to such interest rates would likely result in significantly higher interest expense for us, which would negatively affect our operating results. Because many of our customers finance their vehicle purchases, increased interest rates may also decrease vehicle sales, which would negatively affect our operating results.
International operations. We have significant operations outside the U.S. that expose us to changes in foreign exchange rates and to the impact of economic and political conditions in the markets where we operate. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the U.S. dollar were to strengthen against the U.K. pound, our U.K. results of operations would translate into less U.S. dollar reported results. Any significant or prolonged increase in the value of the U.S. dollar, particularly as compared to the U.K. pound, could result in a significant and adverse effect on our reported results.
Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany and a 9.0% limited partnership interest in PTL. We expect to receive annual operating distributions from each such venture, and, in the case of PTL, to realize U.S tax savings as a result of our investment. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, because PTL is engaged in different businesses than we are, its performance may vary significantly from ours.
Performance of sublessees. In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2010 totaled approximately $10.8 million. In the aggregate, we remain ultimately liable for approximately $175.1 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.
Distribution. Our smart distribution business exposes us to a number of risks, including:
Our distribution profitability is directly related to the volume of vehicles and parts we distribute. We distributed 5,045, 13,772 and 27,052 smart fortwo vehicles in 2010, 2009 and 2008, respectively. Our distribution business has not been profitable in either of the last two years, and is likely to remain unprofitable unless distribution sales levels increase. In February 2011, we began discussions to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed by June 30, 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control. We cannot predict the impact of the announcement of this potential transaction on our distribution business. In addition, the smart fortwo is produced at a single location. A shut-down of that location for any extended period of time would prevent us from securing vehicles to distribute, which would have a significant and adverse effect on us.

Our distribution profitability is directly related to consumer acceptance of the smart fortwo. We may need to offer incentives to consumers and/or dealers in order to enhance the marketability of the fortwo. Any such incentive program could have a significant and adverse effect on us.
Responsibilities as a franchisor. If we terminate the franchise agreements of the dealers in the smart retail network, we will be required to purchase the dealers’ unsold inventories and make certain other payments pursuant to the terms of the franchise agreements and state franchise laws. These terminations could occur if we or Daimler terminate our distribution agreement (and may occur if we are successful in transitioning smart USA as discussed above), if a dealer voluntarily terminates its franchise and for other reasons. To the extent we are required to make significant termination payments, we may be significantly and adversely effected.
Management Information Systems. Our information systems are fully integrated into our operations, including: electronic communications and data transfer protocols with manufacturers and other vendors; customer relationship management; sales and service scheduling; data storage; and financial and operational reporting. The majority of our systems are licensed from third parties, the most significant of which are provided by one supplier in the U.S. and one supplier in the U.K. To the extent these systems become unavailable to us for any reason, or if our relationship deteriorates with either of our two principal suppliers, we may not be able to negotiate agreements to secure those or similar services on terms that are acceptable to us, if at all, and our business could be significantly disrupted.
Key personnel. We believe that our success depends to a significant extent upon the efforts and abilities of our senior management, and in particular upon Roger Penske who is our Chairman and Chief Executive Officer. Certain of our agreements provide the counterparty with certain rights in the event Mr. Penske no longer participates in our business. For example, pursuant to the general distribution agreement between us and Daimler AG that governs our distribution of the smart fortwo, Daimler AG has the right to terminate the agreement if Mr. Penske is not participating in the smart distribution business (for any reason) and a replacement satisfactory to smart GmbH is not appointed within a reasonable period of time.
Regulatory issues. We are subject to a wide variety of regulatory activities, including:
Governmental regulations, claims and legal proceedings. Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. In the event of regulation restricting our ability to generate revenue from arranging financing for our customers, we could be adversely affected. We could also be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws. Claims arising out of actual or alleged violations of law which may be asserted against us or any of our dealers by individuals, through class actions, or by governmental entities in civil or criminal investigations and proceedings, may expose us to substantial monetary damages which may adversely effect us.
Franchise laws in the U.S. In the U.S., state law generally provides protections to franchised automotive dealers from discriminatory practices by manufacturers and from unreasonable termination or non-renewal of their franchise agreements. If these franchise laws are repealed or amended, manufacturers may have greater flexibility to terminate or not renew our franchises. Franchised automotive dealers in the European Union operate without such protections.
Environmental regulations. We are subject to a wide range of environmental laws and regulations, including those governing: discharges into the air and water; the operation and removal of storage tanks; and the use, storage and disposal of hazardous substances. In the normal course of our operations we use, generate and dispose of materials covered by these laws and regulations. We face potentially significant costs relating to claims, penalties and remediation efforts in the event of non-compliance with existing and future laws and regulations.
Accounting rules and regulations. The Financial Accounting Standards Board is currently evaluating several significant changes to generally accepted accounting standards in the U.S., including the rules governing the accounting for leases. Any such changes could significantly affect our reported financial position, earnings and cash flows. In addition, the Securities and Exchange Commission is currently considering adopting rules that would require us to prepare our financial statements in accordance with International Financial Reporting Standards, which could also result in significant changes to our reported financial position, earnings and cash flows.

Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co and its affiliates (“Mitsui”), together beneficially own 51% of our outstanding common stock. The presence of such significant shareholders results in several risks, including:
Our principal stockholders have substantial influence. Penske Corporation and Mitsui have entered into a stockholders agreement pursuant to which they have agreed to vote together as to the election of our directors. As a result, they have the ability to control the composition of our Board of Directors, which may allow them to control our affairs and business. This concentration of ownership, coupled with certain provisions contained in our agreements with manufacturers, our certificate of incorporation, and our bylaws, could discourage, delay or prevent a change in control of us.
Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chairman and Chief Executive Officer and a director, and Robert H. Kurnick, Jr., our President and a director, hold the same offices at Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf, however, they are not required to spend any specific amount of time on our matters. One of our directors, Richard J. Peters also serves as a director of Penske Corporation.
Penske Corporation has pledged its shares of common stock to secure a loan facility. Penske Corporation has pledged all of its shares of our common stock as collateral to secure a loan facility. A default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market. Any such change in ownership and/or sale could materially impact the market price of our common stock. See below “Penske Corporation ownership levels.”
Penske Corporation ownership levels. Certain of our agreements have clauses that are triggered in the event of a material change in the level of ownership of our common stock by Penske Corporation. Examples include a trademark agreement between us and Penske Corporation that governs our use of the “Penske” name which can be terminated 24 months after the date that Penske Corporation no longer owns at least 20% of our voting stock and the smart general distribution agreement noted above. We may not be able to renegotiate such agreements on terms that are acceptable to us, if at all, in the event of a significant change in Penske Corporation’s ownership.
We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own 51% of our common stock and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also reserved 15,826,124 shares for issuance in connection with the original issuance of $375 million of our Convertible Notes, and we have a significant amount of authorized but unissued shares. The introduction of any of these shares into the market could have a material adverse effect our stock price.

Item 1B.	Unresolved Staff Comments
Not Applicable.

Item 2.	Properties
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
We are involved in litigation which may relate to claims brought by governmental authorities, customers, vendors, or employees, including class action claims and purported class action claims. We are not a party to any legal proceedings, including class action lawsuits, that individually or in the aggregate, are reasonably expected to have a material adverse effect on us. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 15, 2011, there were approximately 231 holders of record of our common stock. The following table sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange Composite Tape during each quarter of 2010 and 2009.

	High	Low
2009:
First Quarter	$10.34	$4.82
Second Quarter	18.86	8.88
Third Quarter	21.40	14.33
Fourth Quarter	19.15	14.21
2010:
First Quarter	$17.70	$13.75
Second Quarter	16.50	11.35
Third Quarter	14.64	10.89
Fourth Quarter	17.58	12.87
Dividends. In February 2009, we suspended our quarterly cash dividend and did not pay any dividends during 2009 or 2010. Future stock dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then existing indebtedness and other factors considered relevant by the Board of Directors. In particular, our U.S. credit agreement and the indenture governing our 7.75% senior subordinated notes contain, and any future indenture that governs any notes which may be issued by us may contain, certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. Also, pursuant to the automobile franchise agreements to which our dealerships are subject, our dealerships are generally required to maintain a certain amount of working capital, which could limit our subsidiaries’ ability to pay us dividends.

SHARE INVESTMENT PERFORMANCE
The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2005 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors Inc. and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
Penske Automotive Group, Inc.	100.00	124.78	93.73	42.42	83.84	96.21
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	110.17	73.15	36.38	76.29	112.69

Item 6.	Selected Financial Data
The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2010, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions, each of which has been accounted for using the purchase method of accounting, pursuant to which our financial statements include the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold certain dealerships which have been treated as discontinued operations in accordance with generally accepted accounting principles. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2010(1)	2009(2)	2008(3)	2007(4)	2006
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$10,713.6	$9,504.2	$11,637.1	$12,781.7	$10,938.0
Gross profit	$1,701.6	$1,578.0	$1,790.2	$1,896.5	$1,656.5
Income (loss) from continuing operations attributable to Penske Automotive Group common stockholders (5)	$111.2	$83.3	$(412.6)	$119.2	$124.3
Net income (loss) attributable to Penske Automotive Group common stockholders	$108.3	$76.5	$(420.0)	$120.3	$118.3
Diluted earnings (loss) per share from continuing operations attributable to Penske Automotive Group common stockholders	$1.21	$0.91	$(4.39)	$1.25	$1.31
Diluted earnings (loss) per share attributable to Penske Automotive Group common stockholders	$1.18	$0.83	$(4.47)	$1.27	$1.25
Shares used in computing diluted share data	92.1	91.7	94.0	95.0	94.6
Balance Sheet Data:
Total assets	$4,069.8	$3,796.0	$3,962.1	$4,667.1	$4,467.9
Total floor plan notes payable	$1,478.7	$1,193.0	$1,469.4	$1,524.7	$1,147.5
Total debt (excluding floor plan notes payable)	$779.9	$946.4	$1,063.4	$794.8	$1,119.3
Total equity attributable to Penske Automotive Group common stockholders	$1,041.6	$942.5	$804.8	$1,450.7	$1,332.3
Cash dividends per share	$—	$—	$0.36	$0.30	$0.27

(1)
Includes gains of $5.3 million ($3.6 million after-tax), or $0.04 per share, and $1.6 million ($1.1 million after-tax), or $0.01 per share, relating to a gain on the sale of an investment and the repurchase of $155.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes, respectively, offset by a charge of $4.1 million ($2.8 million after-tax), or $0.03 per share, associated with costs related to franchise closure and relocation costs.

(2)
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

(3)
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

(5)
Excludes income from continuing operations attributable to non-controlling interests of $1.1 million, $0.5 million, $1.1 million, $2.0 million, and $2.2 million in 2010, 2009, 2008, 2007, and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” and “Forward Looking Statements.” We have acquired and initiated a number of businesses since inception. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through December 31, 2010.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of December 31, 2010, we operated 323 retail automotive franchises, of which 172 franchises are located in the U.S. and 151 franchises are located outside of the U.S. The franchises outside of the U.S. are located primarily in the U.K. We are diversified geographically, with 63% of our total revenues in 2010 generated in the U.S. and Puerto Rico and 37% generated outside the U.S. We offer a full range of vehicle brands with 95% of our total retail revenue in 2010 generated from brands of non-U.S. based manufacturers, and 66% generated from premium brands, such as Audi, BMW, Cadillac, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
smart USA. We are also, through smart USA Distributor, LLC (“smart USA”), a wholly-owned subsidiary, the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico. The smart fortwo is manufactured by Mercedes-Benz Cars and is a Daimler brand. This technologically advanced vehicle achieves more than 40 miles per gallon on the highway and is an ultra-low emissions vehicle as certified by the State of California Air Resources Board. As of December 31, 2010, smart USA had certified a network of approximately 75 smart dealerships, ten of which are owned and operated by us. The smart fortwo is available in three different versions, the pure, passion coupe, and passion cabriolet with base prices ranging from $12,490 to $17,690. Beginning in 2011, smart USA began limited deliveries of an electric drive vehicle that has an electric motor which generates no harmful emissions and is available in limited quantities. smart USA wholesaled 5,045 and 13,772 smart fortwo vehicles in 2010 and 2009, respectively. In February 2011, we began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed by June 30, 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control.
We also hold a 9% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation.
Outlook
The level of new automotive unit sales in our markets will impact our results. While the market began to recover and the amount of customer traffic visiting our dealerships improved in 2010, the level of automotive sales in the U.S. remains at a low level compared to the last 10 years. We expect continued improvement in the automotive market in the U.S. over the next several years, although the level of such improvement is uncertain. The relatively low level of new retail automotive sales in the U.S. during the last two years has led to a decline in the number of 2009 and 2010 vehicles in operation, which may adversely impact availability and pricing in our used vehicle operations and may also negatively impact demand in our parts and service operations.
Many of the same economic factors have and may continue to impact the German and U.K. automotive markets. While new unit registrations increased in the U.K. in 2010, this was due in part to government incentive programs aimed to increase vehicle sales. Those programs ended in 2010. As a result, we anticipate that new vehicle sales in the U.K. will decline in 2011, however, we believe the premium/luxury market will be more resilient than the retail market as a whole. The German market experienced a sharp decline in new unit sales in 2010 as government sponsored incentive programs expired. We believe that the German automotive market will recover somewhat in 2011, although the level of recovery is uncertain.

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
During the year ended December 31, 2010, we experienced year over year increases in same store new and used retail unit sales, which drove retail revenue growth, and contributed to growth in our same-store finance and insurance revenues. Our same store service and parts business declined 0.3% during the year ended December 31, 2010 despite a benefit relating to Toyota recall activity in the U.S.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $123.6 million, or 7.8%, during the year ended December 31, 2010 compared to the same period in prior year. The increase in gross profit is largely attributable to the increases in new and used unit sales. Our retail gross margin percentage declined from 17.6% during the year ended December 31, 2009 to 16.9% during the year ended December 31, 2010, due primarily to an increase in the percentage of our revenues generated by vehicle sales.
Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities, and other expenses. A significant portion of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, allowing us to adjust them over time to reflect economic trends.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has decreased during the year ended December 31, 2010 as a result of decreases in average floor plan balances outstanding and lower applicable interest rates. Our other interest expense has decreased during the year ended December 31, 2010 due to term loan repayments and repurchases of our 3.5% senior subordinated convertible notes.
Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. It is our expectation that operating conditions as outlined above in the Outlook section will similarly impact these businesses throughout 2011. However, because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.
The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, the success of our smart USA distribution business, and the return realized from our investments in various joint ventures and other non-consolidated investments. See Item 1A — “Risk Factors” and “Forward-Looking Statements.”
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

Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the years ended December 31, 2010, 2009, and 2008, we earned $363.6 million, $317.3 million, and $323.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $353.9 million, $311.6 million, and $316.4 million was recorded as a reduction of cost of sales.
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
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). There is no goodwill recorded in our Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. The fair value of goodwill is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, franchise profit margins, residual values and our cost of capital. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the estimated fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to any excess of the carrying value over the implied fair value.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $288.4 million and $295.5 million as of December 31, 2010 and 2009, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $22.8 million and $21.5 million as of December 31, 2010 and 2009, respectively. Changes in the reserve estimate during 2010 relate primarily to current year activity in our general liability and workers compensation programs.
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
Classification of Franchises in Continuing and Discontinued Operations
We classify the results of our operations in our consolidated financial statements based on generally accepted accounting principles relating to discontinued operations, which requires judgment in determining whether a franchise will be reported within continuing or discontinued operations. Such judgments include whether a franchise will be divested, the period required to complete the divestiture, and the likelihood of changes to the divestiture plans. If we determine that a franchise should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated financial statements for prior periods are revised to reflect such reclassification.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2009, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2011.
2010 compared to 2009 and 2009 compared to 2008 (in millions, except unit and per unit amounts)
Our results for the year ended December 31, 2010 include a gain of $5.3 million ($3.6 million after-tax), or $0.04 per share, relating to a gain on the sale of an investment, a gain of $1.6 million ($1.1 million after-tax), or $0.01 per share, relating to the repurchase of $155.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes, and a charge of $4.1 million ($2.8 million after-tax), or $0.03 per share, associated with costs related to franchise closure and relocation costs.
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
Retail unit sales of new vehicles during the year ended December 31, 2009 include approximately 9,500 units sold under government incentive programs in the markets where we have retail operations.
Our results for the year ended December 31, 2008 include charges of $661.9 million ($505.2 million after-tax), or $5.37 per share, including $643.5 million ($493.2 million after-tax), or $5.25 per share, relating to goodwill and franchise asset impairments, as well as an additional $18.4 million ($12.0 million after-tax), or $0.13 per shares, of dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike.

New Vehicle Data

			2010 vs. 2009				2009 vs. 2008
New Vehicle Data	2010	2009	Change	% Change	2009	2008	Change	% Change
New retail unit sales	155,352	140,661	14,691	10.4%	140,661	171,554	(30,893)	-18.0%
Same-store new retail unit sales	149,376	140,087	9,289	6.6%	133,317	167,232	(33,915)	-20.3%
New retail sales revenue	$5,455.8	$4,654.6	$801.2	17.2%	$4,654.6	$5,935.9	$(1,281.3)	-21.6%
Same-store new retail sales revenue	$5,221.3	$4,615.7	$605.6	13.1%	$4,388.6	$5,776.3	$(1,387.7)	-24.0%
New retail sales revenue per unit	$35,119	$33,091	$2,028	6.1%	$33,091	$34,601	$(1,510)	-4.4%
Same-store new retail sales revenue per unit	$34,954	$32,949	$2,005	6.1%	$32,919	$34,540	$(1,621)	-4.7%
Gross profit — new	$447.9	$375.5	$72.4	19.3%	$375.5	$486.4	$(110.9)	-22.8%
Same-store gross profit — new	$426.3	$371.1	$55.2	14.9%	$352.4	$471.7	$(119.3)	-25.3%
Average gross profit per new vehicle retailed	$2,883	$2,670	$213	8.0%	$2,670	$2,835	$(165)	-5.8%
Same-store average gross profit per new vehicle retailed	$2,854	$2,649	$205	7.7%	$2,643	$2,821	$(178)	-6.3%
Gross margin% — new	8.2%	8.1%	0.1%	1.2%	8.1%	8.2%	-0.1%	-1.2%
Same-store gross margin% — new	8.2%	8.0%	0.2%	2.5%	8.0%	8.2%	-0.2%	-2.4%
Units
Retail unit sales of new vehicles increased 14,691 units, or 10.4%, from 2009 to 2010, and decreased 30,893 units, or 18.0%, from 2008 to 2009. The increase from 2009 to 2010 is due to a 9,289 unit, or 6.6%, increase in same-store new retail unit sales, coupled with a 5,402 unit increase from net dealership acquisitions during the year. The same-store increase from 2009 to 2010 was due primarily to unit sales increases in our volume foreign brand stores in the U.S. and premium brand stores in the U.S. and U.K., and we believe reflects improved consumer confidence levels and credit availability in 2010 compared to the prior year. The decrease from 2008 to 2009 is due to a 33,915 unit, or 20.3%, decrease in same-store new retail unit sales, offset by a 3,022 unit increase from net dealership acquisitions during the year. The same-store decrease from 2008 to 2009 was due primarily to unit sales decreases in our volume foreign and domestic brand stores in the U.S. and premium brand stores in the U.S. and U.K.
Revenues
New vehicle retail sales revenue increased $801.2 million, or 17.2%, from 2009 to 2010 and decreased $1.3 billion, or 21.6%, from 2008 to 2009. The increase from 2009 to 2010 is due to a $605.6 million, or 13.1%, increase in same-store revenues, coupled with a $195.6 million increase from net dealership acquisitions during the year. The same-store revenue increase is due primarily to the 6.6% increase in new retail unit sales, which increased revenue by $324.7 million, coupled with a $2,005, or 6.1%, increase in average selling prices per unit which increased revenue by $280.9 million. The decrease from 2008 to 2009 is due to a $1.4 billion, or 24.0%, decrease in same-store revenues, offset by a $106.4 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due primarily to the 20.3% decrease in new retail unit sales, which decreased revenue by $1.2 billion, coupled with a $1,621, or 4.7%, decrease in comparative average selling price per unit which decreased revenue by $216.1 million.
Gross Profit
Retail gross profit from new vehicle sales increased $72.4 million, or 19.3%, from 2009 to 2010, and decreased $110.9 million, or 22.8%, from 2008 to 2009. The increase from 2009 to 2010 is due to a $55.2 million, or 14.9%, increase in same-store gross profit, coupled with a $17.2 million increase from net dealership acquisitions during the year. The same-store increase is due primarily to a $205, or 7.7%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $28.7 million, coupled with a 6.6% increase in retail unit sales, which increased gross profit by $26.5 million. The decrease from 2008 to 2009 is due to a $119.3 million, or 25.3%, decrease in same-store gross profit, offset by an $8.4 million increase from net dealership acquisitions during the year. The same-store retail gross profit decrease is due primarily to the 20.3% decrease in retail unit sales, which decreased gross profit by $95.6 million, coupled with a $178, or 6.3%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $23.7 million.

Used Vehicle Data

			2010 vs. 2009				2009 vs. 2008
Used Vehicle Data	2010	2009	Change	% Change	2009	2008	Change	% Change
Used retail unit sales	113,676	102,208	11,468	11.2%	102,208	102,032	176	0.2%
Same-store used retail unit sales	109,813	101,578	8,235	8.1%	95,731	99,343	(3,612)	-3.6%
Used retail sales revenue	$2,940.3	$2,597.2	$343.1	13.2%	$2,597.2	$2,848.1	$(250.9)	-8.8%
Same-store used retail sales revenue	$2,824.2	$2,559.5	$264.7	10.3%	$2,406.8	$2,763.3	$(356.5)	-12.9%
Used retail sales revenue per unit	$25,866	$25,410	$456	1.8%	$25,410	$27,913	$(2,503)	-9.0%
Same-store used retail sales revenue per unit	$25,718	$25,198	$520	2.1%	$25,141	$27,816	$(2,675)	-9.6%
Gross profit — used	$226.2	$223.9	$2.3	1.0%	$223.9	$213.4	$10.5	4.9%
Same-store gross profit — used	$220.2	$221.3	$(1.1)	-0.5%	$209.1	$207.7	$1.4	0.7%
Average gross profit per used vehicle retailed	$1,990	$2,190	$(200)	-9.1%	$2,190	$2,092	$98	4.7%
Same-store average gross profit per used vehicle retailed	$2,005	$2,179	$(174)	-8.0%	$2,185	$2,091	$94	4.5%
Gross margin % — used	7.7%	8.6%	-0.9%	-10.5%	8.6%	7.5%	1.1%	14.7%
Same-store gross margin % — used	7.8%	8.6%	-0.8%	-9.3%	8.7%	7.5%	1.2%	16.0%
Units
Retail unit sales of used vehicles increased 11,468 units, or 11.2%, from 2009 to 2010 and increased 176 units, or 0.2%, from 2008 to 2009. The increase from 2009 to 2010 is due to an 8,235, or 8.1%, increase in same-store used retail unit sales, coupled with a 3,233 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S., and we believe reflect the improved consumer confidence levels and credit availability in 2010 compared to the prior year. The increase from 2008 to 2009 is due to a 3,788 unit increase from net dealership acquisitions during the year, offset by a 3,612, or 3.6%, decrease in same-store used retail unit sales. The same-store decrease in 2009 versus 2008 was due primarily to unit sales decreases in volume foreign and domestic brand stores in the U.S., offset by increases in unit sales at premium brand stores in the U.S.
Revenues
Used vehicle retail sales revenue increased $343.1 million, or 13.2%, from 2009 to 2010 and decreased $250.9 million, or 8.8%, from 2008 to 2009. The increase from 2009 to 2010 is due to a $264.7 million, or 10.3%, increase in same-store revenues, coupled with a $78.4 million increase from net dealership acquisitions during the year. The same store revenue increase is due to an 8.1% increase in same store retail unit sales, which increased revenue by $211.8 million, coupled with a $520, or 2.1%, increase in comparative average selling price per unit, which increased revenue by $52.9 million. The decrease from 2008 to 2009 is due to a $356.5 million, or 12.9%, decrease in same-store revenues, offset by a $105.6 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due to a $2,675, or 9.6%, decrease in comparative average selling price per vehicle, which decreased revenue by $256.1 million, coupled with the 3.6% decrease in retail unit sales, which decreased revenue by $100.4 million.
Gross Profit
Retail gross profit from used vehicle sales increased $2.3 million, or 1.0%, from 2009 to 2010 and increased $10.5 million, or 4.9%, from 2008 to 2009. The increase from 2009 to 2010 is due to a $3.4 million increase from net dealership acquisitions during the year, offset by a $1.1 million, or 0.5%, decrease in same store gross profit. The decrease in same store gross profit is primarily due to a $174, or 8.0%, decrease in average gross profit per used vehicle retailed, which decreased gross profit by $17.7 million, offset by the 8.1% increase in used retail unit sales, which increased gross profit by $16.6 million. The increase from 2008 to 2009 is due to a $9.1 million increase from net dealership acquisitions during the year, coupled with a $1.4 million or 0.7%, increase in same-store gross profit. The same-store gross profit increase is primarily due to the $94, or 4.5%, increase in average gross profit per used vehicle retailed, which increased gross profit by $9.0 million, offset by the 3.6% decrease in used retail unit sales, which decreased gross profit by $7.6 million.

Finance and Insurance Data

			2010 vs. 2009				2009 vs. 2008
Finance and Insurance Data	2010	2009	Change	% Change	2009	2008	Change	% Change
Total retail unit sales	269,028	242,869	26,159	10.8%	242,869	273,586	(30,717)	-11.2%
Total same-store retail unit sales	259,189	241,665	17,524	7.3%	229,048	266,575	(37,527)	-14.1%
Finance and insurance revenue	$252.0	$222.3	$29.7	13.4%	$222.3	$259.3	$(37.0)	-14.3%
Same-store finance and insurance revenue	$244.2	$220.7	$23.5	10.6%	$211.0	$253.8	$(42.8)	-16.9%
Finance and insurance revenue per unit	$937	$916	$21	2.3%	$915	$948	$(33)	-3.5%
Same-store finance and insurance revenue per unit	$942	$913	$29	3.2%	$921	$952	$(31)	-3.3%
Finance and insurance revenue increased $29.7 million, or 13.4%, from 2009 to 2010 and decreased $37.0 million, or 14.3%, from 2008 to 2009. The increase from 2009 to 2010 is due to a $23.5 million, or 10.6%, increase in same-store revenues, coupled with a $6.2 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to the 7.3% increase in retail unit sales, which increased revenue by $16.5 million, coupled with a $29, or 3.2%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $7.0 million. The decrease from 2008 to 2009 is due to a $42.8 million, or 16.9%, decrease in same-store revenues, offset by a $5.8 million increase from net dealership acquisitions during the year. The same-store revenue decrease is due to the 14.1% decrease in retail unit sales, which decreased revenue by $35.7 million, coupled with a $31, or 3.3%, decrease in comparative average finance and insurance revenue per unit retailed, which decreased revenue by $7.1 million. The $31 decrease in comparative average finance and insurance revenue per unit retailed is due primarily to decreased sales penetration of certain products which we believe was brought about by the challenging economic conditions.
Service and Parts Data

			2010 vs. 2009				2009 vs. 2008
Service and Parts Data	2010	2009	Change	% Change	2009	2008	Change	% Change
Service and parts revenue	$1,344.3	$1,316.5	$27.8	2.1%	$1,316.5	$1,403.5	$(87.0)	-6.2%
Same-store service and parts revenue	$1,300.0	$1,304.4	$(4.4)	-0.3%	$1,236.2	$1,352.3	$(116.1)	-8.6%
Gross profit	$763.7	$725.4	$38.3	5.3%	$725.4	$780.5	$(55.1)	-7.1%
Same-store gross profit	$738.8	$719.0	$19.8	2.8%	$683.0	$754.2	$(71.2)	-9.4%
Gross margin	56.8%	55.1%	1.7%	3.1%	55.1%	55.6%	-0.5%	-0.9%
Same-store gross margin	56.8%	55.1%	1.7%	3.1%	55.3%	55.8%	-0.5%	-0.9%
Revenues
Service and parts revenue increased $27.8 million, or 2.1%, from 2009 to 2010 and decreased $87.0 million, or 6.2%, from 2008 to 2009. The increase from 2009 to 2010 is due to a $32.2 million increase from net dealership acquisitions during the year, offset by a $4.4 million, or 0.3%, decrease in same-store revenues during the year. We believe the same store decline is due in large part to a decline in vehicle sales over the last several years, coupled with a decrease in warranty due to the improvement in the quality of vehicles being produced today, offset somewhat by the significant Toyota recall actions in 2010. The decrease from 2008 to 2009 is due to a $116.1 million, or 8.6%, decrease in same-store revenues, offset by a $29.1 million increase from net dealership acquisitions during the year. The same-store decrease is due in part to a decline in pre-inspection and delivery work on new vehicle inventories due to the 20.3% decrease in same store new vehicle retail unit sales, coupled with a 9.2% same store decrease in collision repair center revenue.
Gross Profit
Service and parts gross profit increased $38.3 million, or 5.3%, from 2009 to 2010 and decreased $55.1 million, or 7.1%, from 2008 to 2009. The increase from 2009 to 2010 is due to a $19.8 million, or 2.8%, increase in same-store gross profit, coupled with an $18.5 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to a 1.7% increase in gross margin percentage, which increased gross profit by $22.2 million, offset by the $4.4 million, or 0.3%, decrease in same store revenues, which decreased gross profit by $2.4 million. Service and parts margin in 2010 has been positively impacted by the significant Toyota recall actions. The decrease from 2008 to 2009 is due to a $71.2 million, or 9.4%, decrease in same-store gross profit, offset by a $16.1 million increase from net dealership acquisitions during the year. The same-store gross profit decrease is due to the $116.1 million, or 8.6%, decrease in revenues, which decreased gross profit by $64.2 million, coupled with a 0.5% decrease in gross margin percentage, which decreased gross profit by $7.0 million. In 2009, the gross margin realized on parts, service and collision repairs declined compared to the prior year period, due in part to a higher proportion of sales of lower margin activities such as standard oil changes and tire sales. We believe customers in 2009 chose to forgo or delay significant repair and maintenance work due to the then-current economic environment.

Distribution
Distribution unit sales decreased 8,727 units, or 63.4%, from 2009 to 2010 and decreased 13,280 units, or 49.1%, from 2008 to 2009. As a result, distribution segment revenue decreased $125.0 million, or 60.7%, to $81.0 million in 2010 and decreased $203.6 million, or 49.7% to $206.0 million in 2009. In an effort to spur retail sales, smart USA offered finance and marketing incentives in 2010 and 2009. As a result, smart USA recorded incentive expense of $3.4 million and $8.3 million in cost of sales in 2010 and 2009, respectively. Due to the decline in sales activity, coupled with the cost of the incentive programs, distribution gross profit decreased $13.5 million, or 75.0%, from 2009 to 2010 and decreased $37.3 million, or 67.5%, from 2008 to 2009. In February 2011, smart USA terminated its previously announced development of a five-door vehicle for sale through its retail network. During 2010, smart USA incurred $5.5 million of selling, general and administrative expenses relating to this project. In total, the distribution segment generated losses of $24.1 million and $6.4 million in 2010 and 2009, respectively, and income of $30.5 million in 2008.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses increased $96.6 million, or 7.3%, from 2009 to 2010 and decreased $178.7 million, or 12.0%, from 2008 to 2009. The aggregate increase from 2009 to 2010 is due primarily to a $58.3 million, or 4.5%, increase in same-store SG&A expenses, coupled with a $38.3 million increase from net dealership acquisitions during the year. The increase in same-store SG&A expenses from 2009 to 2010 is due to (1) a net increase in variable selling expenses, including increases in variable compensation, as a result of the 6.4% increase in same-store retail gross profit versus the prior year, (2) increased rent and other costs relating to our ongoing facility improvement and expansion programs, (3) costs incurred by smart USA in connection with the five-door vehicle development project which was terminated in February 2011, and (4) costs related to franchise closures and relocations, offset by a gain on the sale of an investment. The aggregate decrease from 2008 to 2009 is due primarily to a $201.4 million, or 14.0%, decrease in same-store SG&A expenses, offset by a $22.7 million increase from net dealership acquisitions during the year. The decrease in same-store SG&A expenses from 2008 to 2009 is due to (1) a net decrease in variable selling expenses, including decreases in variable compensation, as a result of the 13.7% decrease in same-store retail gross profit versus the prior year and (2) cost savings initiatives undertaken in 2008 and 2009, including headcount reductions, the amendment of pay plans, reduction in advertising activities, and the suspension of matching contributions to certain of our defined contribution plans, offset by (1) charges incurred during 2009 relating to costs associated with the termination of the acquisition of the Saturn brand and our election to close three franchises in the U.S., and (2) increased rent and other costs relating to our ongoing facility improvement and expansion programs.
SG&A expenses as a percentage of total revenue were 13.2%, 13.8% and 12.8% in 2010, 2009, and 2008, respectively, and as a percentage of gross profit were 83.0%, 83.3%, and 83.4% in 2010, 2009, and 2008, respectively.
Intangible Impairments
Due in large part to deterioration in our operating results and turbulence in worldwide credit markets in the fourth quarter of 2008, we recorded a non-cash goodwill impairment charge of $606.3 million ($470.4 million after-tax) and $37.1 million ($22.8 million after-tax) of non-cash franchise value impairment charges.
Depreciation and Amortization
Depreciation and amortization decreased $5.3 million, or 9.9%, from 2009 to 2010 and increased $0.3 million, or 0.7%, from 2008 to 2009. The decrease from 2009 to 2010 is due to a $6.4 million, or 12.0%, decrease in same-store depreciation and amortization, offset by a $1.1 million increase from net dealership acquisitions during the year. The same store decrease was primarily due to a change in the estimated useful lives of certain fixed assets effective January 1, 2010. The increase from 2008 to 2009 is due to a $0.6 million increase from net dealership acquisitions during the year, offset by a $0.3 million, or 0.6%, decrease in same-store depreciation and amortization.

Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $0.6 million, or 1.6%, from 2009 to 2010 and decreased $28.6 million, or 44.6%, from 2008 to 2009. The decrease from 2009 to 2010 is primarily due to a $1.3 million, or 3.6%, decrease in same-store floor plan interest expense, offset by a $0.7 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in average outstanding floor plan balances and lower applicable rates. The decrease from 2008 to 2009 is primarily due to a $27.8 million, or 45.0%, decrease in same-store floor plan interest expense. The same store decrease is due in large part to decreases in average outstanding floor plan balances, coupled with decreases in interest rates charged to us. While the base rate under our floor plan arrangements were generally lower in 2009 versus 2008, certain of our lenders reacted to increases in their cost of capital by raising the spread charged to us or by establishing minimum lending rates.
Other Interest Expense
Other interest expense decreased $5.9 million, or 10.7%, from 2009 to 2010 and increased $0.7 million, or 1.3%, from 2008 to 2009. The decrease from 2009 to 2010 is due primarily to the repurchases of $155.7 million aggregate principal amount of convertible notes and $15.0 million of repayments of our term loan under the U.S. credit agreement during the year ended December 31, 2010. The increase from 2008 to 2009 is due primarily to an increase in average outstanding indebtedness in 2009 as a result of our investment in PTL in June 2008, offset by (1) our 2009 repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes, (2) $60.0 million of our U.S. credit agreement term loan repayments, and (3) decreases in benchmark lending rates.
Debt Discount Amortization
Debt discount amortization decreased $4.4 million, or 33.8%, from 2009 to 2010 and decreased $0.9 million, or 6.7%, from 2008 to 2009. The decreases from 2009 to 2010 and 2008 to 2009 were both primarily due to the write off of a portion of our aggregate debt discount in connection with the repurchase of a portion of our 3.5% senior subordinated convertible notes during 2010 and 2009.
Equity in Earnings of Affiliates
Equity in earnings of affiliates increased $6.8 million, from 2009 to 2010 and decreased $2.7 million, from 2008 to 2009. The increase from 2009 to 2010 is primarily attributable to an improvement in PTL’s financial results. Our share of PTL profits increased $5.3 million, or 51.5%, from 2009 to 2010. The decrease from 2008 to 2009 is primarily related to the impact of the difficult operating conditions outlined above, offset by earnings associated with our June 2008 investment in PTL.
Gain on Debt Repurchase
During 2010, we repurchased $155.7 million principal amount of 3.5% senior subordinated convertible notes, which had a book value, net of debt discount, of $149.1 million for $156.6 million. We allocated $10.2 million of the total consideration to the reacquisition of the equity component of the convertible notes. In connection with the transactions, we wrote off $0.7 million of unamortized deferred financing costs. As a result, we recorded $1.6 million of pre-tax gains in connection with the repurchases.
During 2009, we repurchased $68.7 million principal amount of our outstanding 3.5% senior subordinated convertible notes, which had a book value, net of debt discount, of $62.8 million for $51.4 million. In connection with the transaction, we wrote off $0.7 million of unamortized deferred financing costs, and incurred $0.3 million of transaction costs. No element of the consideration was allocated to the reacquisition of the equity component because the consideration paid was less than the fair value of the liability component prior to extinguishment. As a result, we recorded a $10.4 million pre-tax gain in connection with the repurchase.
Income Taxes
Income taxes increased $12.7 million, or 28.1%, from 2009 to 2010 and increased $150.9 million, or 142.7%, from 2008 to 2009. The increase from 2009 to 2010 is due to the increase in our pre-tax income versus the prior year, partially offset by a 1.1% decrease in our annual tax rate. The increase from 2008 to 2009 is due to the increase in our pre-tax income versus the prior year. The income tax benefit recorded in 2008 was approximately 20%, which was significantly impacted by the write-off of goodwill, a portion of which was not deductible for tax purposes.

Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the construction of new facilities, debt service and repayments, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends from joint venture investments or the issuance of equity securities. As discussed in more detail below, we currently have outstanding $150.6 million of 3.5% senior subordinated convertible notes due 2026 (the “Convertible Notes”), which we expect to be required to redeem in April 2011. We currently expect to redeem these notes using cash flow from operations, working capital and available capacity under the revolving portion of our U.S. credit agreement.
We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. We believe that cash flow from operations, dividends from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. In the event we pursue significant acquisitions, other expansion opportunities, significant repurchases of our outstanding securities; or refinance or repay existing debt (including the Convertible Notes), we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.
As of December 31, 2010, we had working capital of $49.7 million, including $16.6 million of cash, available to fund our operations and capital commitments. In addition, we had $300.0 million and £49.1 million ($76.6 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. During the year ended December 31, 2010, we repurchased $155.7 million aggregate principal amount of Convertible Notes for $156.6 million and 68,000 shares of our common stock at an average price of $10.97 per share. Subsequent to these purchases, our Board of Directors increased our authorized repurchase authority to its current level of $150.0 million.
Dividends
In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then existing indebtedness, financial condition, our ability to fund the expected April 2011 redemption of our Convertible Notes, and other factors.
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

U.S. Credit Agreement
We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC (formerly DCFS USA LLC) and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $300.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a balance of $134.0 million, and for an additional $10.0 million of availability for letters of credit, through September 2013. The revolving loans bear interest at a defined LIBOR plus 2.75%, subject to an incremental 0.75% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. We repaid $15.0 million of the term loan during 2010.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of December 31, 2010, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See Item 1A — “Risk Factors” and “Forward Looking Statements”.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2010, $134.0 million of term loans and $1.3 million of letters of credit were outstanding under the U.S. credit agreement.
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
The U.K. credit agreement provides for (1) up to £88.4 million in revolving loans through August 31, 2013, which bear interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand overdraft line of credit for up to £10.0 million that bears interest at the Bank of England Base Rate plus 1.75%. The maximum permitted revolving loan balance will be increased in the future by amounts equal to the required term loan principal repayments.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. credit agreement, including: a ratio of EBITDA excluding rent (“EBITDAR”) to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of December 31, 2010, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See Item 1A — “Risk Factors” and “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of December 31, 2010, outstanding loans under the U.K. credit agreement amounted to £43.1 million ($67.2 million), including £3.5 million ($5.5 million) under the term loan.

7.75% Senior Subordinated Notes
In December 2006 we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2010, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
We issued the Convertible Notes in January 2006, which mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2010, we were in compliance with all negative covenants and there were no events of default.
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
Holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. We expect to be required to redeem the Convertible Notes in April 2011. We currently expect to utilize cash flow from operations, working capital and available capacity under the revolving portion of the U.S. credit agreement to redeem the Convertible Notes. See “Forward Looking Statements”.
During 2010, we repurchased an aggregate $155.7 million principal amount of these notes for $156.6 million.
Mortgage Facilities
We are party to several mortgages, which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, on the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2010, we owed $46.1 million of principal under our mortgage facilities.

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
During 2010, outstanding revolving commitments varied between no balance and $110.5 million under the U.S. credit agreement and between £17.0 million and £70.0 million under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
Interest Rate Swaps
We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. Through January 2011 we were party to interest rate swap agreements pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at 3.67%. During both of the years ended December 31, 2010 and 2009, the swaps increased the weighted average interest rate on floor plan borrowings by approximately 0.8%. We may enter into similar agreements to manage interest rate risk in the future.
PTL Dividends
We own a 9.0% limited partnership interest in Penske Truck Leasing. During the years ended December 31, 2010, 2009, and 2008, respectively, we received $8.8 million, $20.0 million, and $2.7 million of pro rata cash dividends relating to this investment. We currently expect to continue to receive future dividends from PTL subject in amount and timing on its performance.
Operating Leases
We historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.7 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of December 31, 2010, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period. In light of current market conditions, this financing option has become more expensive and thus we may utilize these arrangements less in the near term.
Off-Balance Sheet Arrangements
We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event a subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. The aggregate rent paid by the tenants on those properties in 2010 was approximately $10.8 million, and, in aggregate, we guarantee or are otherwise liable for approximately $175.1 million of third-party lease payments, including lease payments during available renewal periods.

smart USA
smart USA is potentially subject to a purchase commitment with respect to unsold inventories and other items pursuant to the smart franchise agreement and state franchise laws in the event of franchise terminations. See “Item 1 — Business — Agreements with Vehicle Manufacturers.” In February 2011, we began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed by June 30, 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control. We expect our distribution agreement with Daimler AG would be terminated if this transition is successful, which would result in the termination of all of our franchise agreements with smart retailers. During 2010, smart USA began development of a five-door vehicle to be distributed through the smart USA dealer network. This development project was terminated in February 2011.
Cash Flows
Cash and cash equivalents increased by $2.6 million and $3.5 million during the years ended December 31, 2010 and 2008, respectively, and decreased by $3.1 million during the year ended December 31, 2009. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $199.9 million, $301.2 million, and $404.6 million during the years ended December 31, 2010, 2009, and 2008, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.
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
In accordance with generally accepted accounting principles relating to the statement of cash flows, we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows, and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as a financing activity in our statement of cash flows. Currently, the majority of our non-trade vehicle financing is with other manufacturer captive lenders. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing.
We believe that changes in aggregate floor plan liabilities are typically linked to changes in vehicle inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow. As a result, we prepare the following reconciliation to highlight our operating cash flows with all changes in vehicle floor plan being classified as an operating activity for informational purposes:

	Year Ended December 31,
	2010	2009	2008
Net cash from continuing operating activities as reported	$199.9	$301.2	$404.6
Floor plan notes payable — non-trade as reported	82.1	(84.1)	(52.8)

Net cash from continuing operating activities including all floor plan notes payable	$282.0	$217.1	$351.8

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $92.2 million, $78.5 million, and $542.0 million during the years ended December 31, 2010, 2009, and 2008, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, net expenditures for acquisitions and other investments, and proceeds from sale-leaseback transactions. Capital expenditures were $80.9 million, $90.3 million, and $211.8 million during the years ended December 31, 2010, 2009, and 2008, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of December 31, 2010, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $25.1 million, $8.5 million, and $147.1 million during the years ended December 31, 2010, 2009, and 2008, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $11.4 million, $2.9 million, and $30.7 million, respectively. Proceeds from sale-leaseback transactions were $2.3 million and $37.4 million during the years ended December 31, 2009 and 2008, respectively, and we used $220.5 million for other investing activities during the year ended December 31, 2008, including $219.0 million for the acquisition of the 9.0% interest in PTL.

Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $105.1 million and $212.6 million during the years ended December 31, 2010 and 2009, respectively, and cash provided by continuing financing activities was $109.7 million during the year ended December 31, 2008. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net repayments of long-term debt of $30.4 million and $77.4 million during the years ended December 31, 2010 and 2009, respectively, which included repayments of $15.0 million and $60.0 million on our U.S. credit agreement term loan. We had net borrowings of long-term debt of $249.9 million during the year ended December 31, 2008. The borrowings in the year ended December 31, 2008 included the $219.0 million loan to finance the PTL investment and proceeds relating to a $42.4 million mortgage facility. During the years ended December 31, 2010 and 2009, we used $156.6 million and $51.4 million to repurchase $155.7 million and $68.7 million aggregate principal amount, respectively, of our Convertible Notes. We had net borrowings of floor plan notes payable non-trade of $82.1 million during the year ended December 31, 2010 and net repayments of floor plan notes payable non-trade of $84.1 million and $52.8 million during the years ended December 31, 2009 and 2008, respectively. In 2010 and 2008, we repurchased 68,340 and 4.015 million shares of common stock, respectively, for $0.8 million and $53.7 million, respectively. During the year ended December 31, 2008, we also paid $33.9 million of cash dividends to our stockholders. No cash dividends were paid to our stockholders during the years ended December 31, 2010 and 2009.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Contractual Payment Obligations
The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2010, except as otherwise noted. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, purchases or refinancing of our securities, and completion of our potential transition of the smart fortwo distribution business could cause actual payments to differ significantly from these amounts. Potential payments noted above under “Off-Balance Sheet Arrangements” are excluded from this table.

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Floorplan notes payable(A)	$1,478.7	$1,478.7	$—	$—	$—
Long-term debt obligations(B)	781.6	159.5	202.4	42.7	377.0
Operating lease commitments	4,683.8	175.6	348.6	345.4	3,814.2
Scheduled interest payments(B)(C)	186.1	32.8	62.4	61.8	29.1
Other liabilities(D)	36.1	—	—	36.1	—

	$7,166.3	$1,846.6	$613.4	$486.0	$4,220.3

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Inventory Financing.”

(B)
Interest and principal repayments under our $150.6 million of 3.5% senior subordinated notes due 2026 are reflected in the table above. While these notes are not due until 2026, the holders may require us to purchase all or a portion of their notes for cash in 2011. This acceleration of ultimate repayment is reflected in the table above in the column entitled “Less than 1 year”.

(C)
Estimates of future variable rate interest payments under floor plan notes payable and our credit agreements are excluded due to our inability to estimate changes in interest rates in the future. See “Inventory Financing,” “U.S. Credit Agreement,” and “U.K. Credit Agreement” above for a discussion of such variable rates.

(D)
Includes uncertain tax positions. Due to the subjective nature of our uncertain tax positions, we are unable to make reasonably reliable estimates of the timing of payments arising in connection with the unrecognized tax benefits, however, as a result of the statute of limitations, we do not expect any of these payments to occur in more than 5 years. We have thus classified this as “3 to 5 years.” Estimates of future payments pursuant to our smart distribution and franchise agreements are excluded due to our inability to estimate such payments.

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
We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.
We are a 9.0% limited partner of PTL, a leading global transportation services provider. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation. Among other things, the partnership agreement provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests.
We have also entered into other joint ventures with certain related parties as more fully discussed below.
Joint Venture Relationships
We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2010, our automotive retail joint venture relationships included:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	87.95	% (A) (B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen	50.00	%(C)

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
During 2010, the Company exited one of its German joint ventures by exchanging its 50% interest in the joint venture for 100% ownership in three BMW franchises previously held by the joint venture.
Cyclicality
Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience periods of decline and recession similar to those experienced by the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.
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
Forward-Looking Statements
This annual report on Form 10-K contains “forward-looking statements”. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
•	our future financial and operating performance;

•	future acquisitions;

•	future potential capital expenditures and securities repurchases;

•	our ability to realize cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy in the various countries in which we operate;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity, including our ability to refinance our outstanding senior subordinated convertible notes;

•	performance of joint ventures, including PTL;

•	future foreign exchange rates;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.
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

•	a restructuring of any significant automotive manufacturers or automotive suppliers;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

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

•
with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL’s asset utilization rates and industry competition which could impact distributions to us;

•	our distribution of the smart fortwo vehicle is dependent upon continued availability of and customer demand for the smart fortwo;

•
actual results of our efforts to transition the smart USA dealer network to Mercedes-Benz USA are subject to completion of binding documentation, regulatory approvals, and other conditions, many of which may be outside of our control;

•	we are dependent on continued availability of our information technology systems;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

•	new or enhanced regulations relating to automobile dealerships;

•	changes in tax, financial or regulatory rules or requirements;

•	we may be involved in legal proceedings that could have a material adverse effect on our business;

•
if state dealer laws in the U.S. are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements; and

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
We urge you to carefully consider our risk factors and further information under Item 1A-“Risk Factors” in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of December 31, 2010, a 100 basis point change in interest rates would result in an approximate $2.0 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. During the years ended December 31, 2010, 2009 and 2008, we were party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2010, adjusted to exclude the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $10.7 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of December 31, 2010, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $392.4 million change to our revenues for the year ended December 31, 2010.
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
Not applicable.
PART III
Except as set forth below, the information required by Items 10 through 14 is included in the Company’s definitive proxy statement under the captions “Election of Directors,” “Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Independent Auditing Firms,” “Related Party Transactions,” “Other Matters” and “Our Corporate Governance.” Such information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2010.

		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance
	be issued upon exercise	outstanding	under equity compensation
	of outstanding options,	options, warrants	plans (excluding securities
	warrants and rights	and rights	reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	235,668	$9.82	1,576,110
Equity compensation plans not approved by security holders	—	—	—

Total	235,668	$9.82	1,576,110

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1)	Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.
(2)	Financial Statement Schedule
The Schedule II — Valuation and Qualifying Accounts following the Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.
(3)	Exhibits
See the Index of Exhibits following the signature page for the exhibits to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2011.

Penske Automotive Group, Inc.
By:	/s/ Roger S. Penske
Roger S. Penske
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chairman of the Board and	February 25, 2011

Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ Robert T. O’Shaughnessy	Executive Vice President — Finance	February 25, 2011

Robert T. O’Shaughnessy	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John D. Barr	Director	February 25, 2011

John D. Barr

/s/ Michael R. Eisenson	Director	February 25, 2011

Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 25, 2011

Robert H. Kurnick, Jr.

/s/ William J. Lovejoy	Director	February 25, 2011

William J. Lovejoy

/s/ Kimberly J. McWaters	Director	February 25, 2011

Kimberly J. McWaters

/s/ Yoshimi Namba	Director	February 25, 2011

Yoshimi Namba

/s/ Lucio A. Noto	Director	February 25, 2011

Lucio A. Noto

/s/ Richard J. Peters	Director	February 25, 2011

Richard J. Peters

/s/ Ronald G. Steinhart	Director	February 25, 2011

Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 25, 2011

H. Brian Thompson

INDEX OF EXHIBITS
Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed on July 2, 2007).
3.2	Bylaws (incorporated by reference to exhibit 3.1 to our Form 8-K filed on December 7, 2007).
4.1.1
Indenture regarding our 3.5% senior subordinated convertible notes due 2026, dated January 31, 2006, by and among us, as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed February 2, 2006).

4.1.2
Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of February 19, 2010, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1.2 to our 2009 Form 10-K filed February 24, 2010).

4.2.1
Indenture regarding our 7.75% senior subordinated notes due 2016 dated December 7, 2006, by and among us as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed on December 12, 2006).

4.2.2
Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated February 19, 2010, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.2.2 to our 2009 Form 10-K filed February 24, 2010).

4.3.1
Third Amended and Restated Credit Agreement, dated as of October 30, 2008, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.4 to our form 10-Q filed November 5, 2008).

4.3.2
First Amendment dated October 30, 2009 to Amended and Restated Credit Agreement dated as of October 30, 2008 among the Company, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as agent (incorporated by reference to exhibit 4.1 to the quarterly report on Form 10-Q filed November 4, 2009).

4.3.3
Second Amendment dated July 27, 2010 to Amended and Restated Credit Agreement, dated as of October 30, 2008 among Penske Automotive Group, Inc., Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as agent (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed July 10, 2010).

4.3.4
Third Amendment dated December 14, 2010 to Amended and Restated Credit Agreement, dated as of October 30, 2008 among Penske Automotive Group, Inc., Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as agent.

4.3.5
Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).

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

4.4.4
Amendment dated July 27, 2010 to multi-option credit agreement, fixed rated credit agreement and overdraft facility agreement each dated August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc (incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-Q filed July 10, 2010).

4.4.5
Amendment dated September 22, 2010 to multi-option credit agreement and fixed rate credit agreement each dated August 31, 2006 between Sytner Group Limited and The Royal Bank of Scotland, plc, as agent for National Westminster Bank Plc. (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed November 4, 2010).

4.4.6	Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.2 to our Form 8-K filed on September 5, 2006).
4.4.7
Amendment dated September 29, 2008 to Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.3 of our October 1, 2008 Form 8-K).

4.4.8
Supplemental Agreement dated September 4, 2009 to Fixed Rate Credit Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to Exhibit 4.2 filed on September 8, 2009 on Form 8-K).

4.4.9		Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).
4.4.10
Amendment dated September 29, 2008 to Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.4 of our October 1, 2008 Form 8-K).

10.1		Form of Dealer Agreement with Acura Automobile Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).
10.2		Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit 10.2.14 to our 2001 Form 10-K).
10.3		Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).
10.4		Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
10.5		Form of Dealership Agreement with BMW (GB) Limited (incorporated by reference to exhibit 10.4 to our 2007 Form 10-K).
10.6		Form of Dealer Agreement with Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
10.7		Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).
10.8		Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
10.9		Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
10.10		Form of Dealer Agreement with MINI Division of BMW of North America, LLC (incorporated by reference to exhibit 10.10 to our 2009 Form 10-K filed February 24, 2010).
10.11		Form of Dealer Agreement with Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).
10.12		Form of smart USA Distribution LLC Dealer Agreement (incorporated by reference to exhibit 10.12 to our 2009 Form 10-K filed February 24, 2010).
10.13.1	**	Distributor Agreement dated October 31, 2006 between Daimler AG and smart USA Distributor LLC (incorporated by reference to exhibit 10.8 to our 2007 Form 10-K)
*10.14		Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to exhibit 10.9 to our 2007 Form 10-K).
*10.15		Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).
*10.16		Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan.
*10.17		Penske Automotive Group, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to exhibit 10.26 to our January 21, 2010 Form S-1).
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
10.30.3
Amendment No. 2 dated September 20, 2010 to the Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed November 4, 2010).

10.30.4	Amendment No. 3 dated February 23, 2011 to the Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan.
*10.31	Amended and Restated Stock Option Plan dated as of December 10, 2003(incorporated by reference to exhibit 10.22 to our 2003 Form 10-K filed March 15, 2004).
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG Audit Plc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101
The following materials from Penske Automotive Group’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2010 and 2009, (ii) the Condensed Statements of Income for the years ended December 31, 2010, 2009, and 2008, (iii) the Condensed Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008, (iv) the Consolidated Condensed Statement of Equity for the years ended December 31, 2010, 2009, and 2008, and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text***.

*	Compensatory plans or contracts

**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

***
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PENSKE AUTOMOTIVE GROUP, INC
As of December 31, 2010 and 2009 and For the Years Ended
December 31, 2010, 2009 and 2008

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.
Penske Automotive Group, Inc.
February 25, 2011
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Sytner Group Limited and subsidiaries (“Sytner Group Limited”) is responsible for establishing and maintaining adequate internal control over financial reporting. Sytner Group Limited’s internal control system was designed to provide reasonable assurance to the Sytner Group Limited’s management and board of directors that the Sytner Group Limited’s internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Sytner Group Limited’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Sytner Group Limited’s internal control over financial reporting is effective based on those criteria.
Sytner Group Limited’s independent registered public accounting firm that audited the consolidated financial statements of Sytner Group Limited (not included herein) has issued an audit report on the effectiveness of the Sytner Group Limited’s internal control over financial reporting. This report appears on page F-5.
Sytner Group Limited
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Penske Automotive Group, Inc.
Bloomfield Hills, Michigan
We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of Sytner Group Limited and subsidiaries (a consolidated subsidiary), which statements reflect total assets constituting 32% and 31% of consolidated total assets as of December 31, 2010 and 2009, respectively, and total revenues constituting 35%, 36%, and 35% of consolidated total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Those financial statements and the effectiveness of Sytner Group Limited and subsidiaries’ internal control over financial reporting were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sytner Group Limited and subsidiaries and to the effectiveness of Sytner Group Limited and subsidiaries’ internal control over financial reporting, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, and the report of the other auditors, provide a reasonable basis for our opinions.
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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Sytner Group Limited and subsidiaries) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Detroit, Michigan
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sytner Group Limited:
We have audited the accompanying consolidated balance sheets of Sytner Group Limited and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholder’s equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. We also have audited Sytner Group Limited’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with US generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG Audit Plc
Birmingham, United Kingdom
February 25, 2011

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$16,621	$13,999
Accounts receivable, net of allowance for doubtful accounts of $1,956 and $1,689	397,255	321,226
Inventories	1,524,226	1,302,495
Other current assets	70,341	95,426
Assets held for sale	—	10,625

Total current assets	2,008,443	1,743,771
Property and equipment, net	739,847	726,808
Goodwill	814,915	810,047
Franchise value	203,401	201,756
Equity method investments	288,406	295,473
Other long-term assets	14,820	18,152

Total assets	$4,069,832	$3,796,007

LIABILITIES AND EQUITY
Floor plan notes payable	$973,285	$769,657
Floor plan notes payable — non-trade	505,430	423,316
Accounts payable	261,986	189,989
Accrued expenses	207,498	227,294
Current portion of long-term debt	10,593	12,442
Liabilities held for sale	—	7,675

Total current liabilities	1,958,792	1,630,373
Long-term debt	769,285	933,966
Deferred tax liabilities	178,406	157,500
Other long-term liabilities	117,496	128,129

Total liabilities	3,023,979	2,849,968
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 92,100 shares issued and outstanding at December 31, 2010; 91,618 shares issued and outstanding at December 31, 2009	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	738,728	737,198
Retained earnings	304,486	196,205
Accumulated other comprehensive (loss) income	(1,673)	9,049

Total Penske Automotive Group stockholders’ equity	1,041,550	942,461
Non-controlling interest	4,303	3,578

Total equity	1,045,853	946,039

Total liabilities and equity	$4,069,832	$3,796,007

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenue:
New vehicle	$5,455,802	$4,654,569	$5,935,857
Used vehicle	2,940,296	2,597,155	2,848,053
Finance and insurance, net	251,954	222,281	259,255
Service and parts	1,344,274	1,316,514	1,403,545
Distribution	51,401	179,159	348,809
Fleet and wholesale vehicle	669,858	534,478	841,617

Total revenues	10,713,585	9,504,156	11,637,136

Cost of sales:
New vehicle	5,007,864	4,279,046	5,449,476
Used vehicle	2,714,097	2,373,303	2,634,607
Service and parts	580,601	591,159	623,032
Distribution	46,833	161,000	294,535
Fleet and wholesale	662,642	521,672	845,282

Total cost of sales	9,012,037	7,926,180	9,846,932

Gross profit	1,701,548	1,577,976	1,790,204
Selling, general and administrative expenses	1,411,814	1,315,225	1,493,903
Intangible impairments	—	—	643,459
Depreciation and amortization	48,884	54,234	53,877

Operating income (loss)	240,850	208,517	(401,035)
Floor plan interest expense	(34,981)	(35,552)	(64,188)
Other interest expense	(49,267)	(55,201)	(54,504)
Debt discount amortization	(8,637)	(13,043)	(13,984)
Equity in earnings of affiliates	20,569	13,808	16,513
Gain on debt repurchase	1,634	10,429	—

Income (loss) from continuing operations before income taxes	170,168	128,958	(517,198)
Income taxes	(57,912)	(45,200)	105,741

Income (loss) from continuing operations	112,256	83,758	(411,457)
Loss from discontinued operations, net of tax	(2,909)	(6,838)	(7,446)

Net income (loss)	109,347	76,920	(418,903)
Less: Income attributable to non-controlling interests	1,066	459	1,133

Net income (loss) attributable to Penske Automotive Group common stockholders	$108,281	$76,461	$(420,036)

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.21	$0.91	$(4.39)
Discontinued operations	(0.03)	(0.07)	(0.08)
Net income (loss) attributable to Penske Automotive Group common stockholders	$1.18	$0.84	$(4.47)
Shares used in determining basic earnings per share	92,018	91,557	93,958
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.21	$0.91	$(4.39)
Discontinued operations	(0.03)	(0.07)	(0.08)
Net income (loss) attributable to Penske Automotive Group common stockholders	$1.18	$0.83	$(4.47)
Shares used in determining diluted earnings per share	92,091	91,653	93,958
Amounts attributable to Penske Automotive Group common stockholders:
Income (loss) from continuing operations	$112,256	$83,758	$(411,457)
Less: Income attributable to non-controlling interests	1,066	459	1,133

Income (loss) from continuing operations, net of tax	111,190	83,299	(412,590)
Loss from discontinued operations, net of tax	(2,909)	(6,838)	(7,446)

Net income (loss) attributable to Penske Automotive Group common stockholders	$108,281	$76,461	$(420,036)

Cash dividends per share	$—	$—	$0.36
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

						Total
	Voting and Non-voting				Accumulated	Stockholders’ Equity			Comprehensive Income
	Common Stock		Additional		Other	Attributable to			Attributable to
	Issued		Paid-in	Retained	Comprehensive	Penske	Non-controlling	Total	Penske	Non-controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Automotive Group	Interest	Equity	Automotive Group	Interest	Total
Balance, January 1, 2008	95,019,763	$9	$776,989	$573,682	$99,988	$1,450,668	$15,268	$1,465,936
Equity compensation	365,825	—	6,884	—	—	6,884	—	6,884
Exercise of options, including tax benefit of $245	60,336	—	825	—	—	825	—	825
Repurchase of common stock	(4,015,143)	—	(53,661)	—	—	(53,661)	—	(53,661)
Dividends	—	—	—	(33,902)	—	(33,902)	—	(33,902)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,565)	(1,565)
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	—	—	(12,389)	(12,389)
Sale of subsidiary shares to non-controlling interest	—	—	—	—	—	—	402	402
Foreign currency translation	—	—	—	—	(134,087)	(134,087)	—	(134,087)	$(134,087)	$—	$(134,087)
Other	—	—	—	—	(11,890)	(11,890)	771	(11,119)	(11,890)	—	(11,890)
Net (loss) income	—	—	—	(420,036)	—	(420,036)	1,133	(418,903)	(420,036)	1,133	(418,903)

Balance, December 31, 2008	91,430,781	9	731,037	119,744	(45,989)	804,801	3,620	808,421	$(566,013)	$1,133	$(564,880)

Equity compensation	153,757	—	5,718	—	—	5,718	—	5,718
Exercise of options, including tax benefit of $319	33,208	—	349	—	—	349	—	349
Distributions to non-controlling interests	—	—	—	—	—	—	(565)	(565)
Sale of subsidiary shares to non-controlling interest	—	—	94	—	—	94	64	158
Foreign currency translation	—	—	—	—	47,920	47,920	—	47,920	$47,920	$—	$47,920
Other	—	—	—	—	7,118	7,118	—	7,118	7,118	—	7,118
Net income	—	—	—	76,461	—	76,461	459	76,920	76,461	459	76,920

Balance, December 31, 2009	91,617,746	9	737,198	196,205	9,049	942,461	3,578	946,039	$131,499	$459	$131,958

Equity compensation	495,146	—	7,898	—	—	7,898	—	7,898
Exercise of options, including tax benefit of $155	55,000	—	540	—	—	540	—	540
Repurchase of common stock	(68,340)	—	(751)	—	—	(751)	—	(751)
Repurchase of 3.5% senior subordinated convertible notes	—	—	(6,157)	—	—	(6,157)	—	(6,157)
Distributions to non-controlling interests	—	—	—	—	—	—	(341)	(341)
Foreign currency translation	—	—	—	—	(16,852)	(16,852)	—	(16,852)	$(16,852)	$—	$(16,852)
Other	—	—	—	—	6,130	6,130	—	6,130	6,130	—	6,130
Net income	—	—	—	108,281	—	108,281	1,066	109,347	108,281	1,066	109,347

Balance, December 31, 2010	92,099,552	$9	$738,728	$304,486	$(1,673)	$1,041,550	$4,303	$1,045,853	$97,559	$1,066	$98,625

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating Activities:
Net income (loss)	$109,347	$76,920	$(418,903)
Adjustments to reconcile net income (loss) to net cash from continuing operating activities:
Intangible impairment	—	—	643,459
Depreciation	48,884	54,234	53,877
Debt discount amortization	8,637	13,043	13,984
Earnings of equity method investments	(20,569)	(13,808)	(13,821)
Loss from discontinued operations, net of tax	2,909	6,838	7,446
Deferred income taxes	27,568	45,699	(106,431)
Gain on debt repurchase	(1,634)	(10,733)	—
Changes in operating assets and liabilities:
Accounts receivable	(70,967)	(25,729)	145,235
Inventories	(188,180)	301,840	145,278
Floor plan notes payable	182,003	(195,220)	(2,558)
Accounts payable and accrued expenses	56,552	36,404	(121,823)
Other	45,324	11,761	58,885

Net cash from continuing operating activities	199,874	301,249	404,628

Investing Activities:
Purchase of equipment and improvements	(80,865)	(90,288)	(211,832)
Proceeds from sale-leaseback transactions	—	2,338	37,422
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $11,431, $2,884 and $30,711, respectively	(25,147)	(8,517)	(147,089)
Purchase of Penske Truck Leasing Co., L.P. partnership interest	—	—	(219,000)
Other	13,822	17,994	(1,500)

Net cash from continuing investing activities	(92,190)	(78,473)	(541,999)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	632,000	409,900	550,900
Repayments under U.S. credit agreement revolving credit line	(632,000)	(409,900)	(550,900)
Proceeds from U.S. credit agreement term loan	—	—	219,000
Repayments under U.S. credit agreement term loan	(15,000)	(60,000)	(10,000)
Repurchase of 3.5% senior subordinated convertible notes	(156,604)	(51,424)	—
Proceeds from mortgage facility	—	—	42,400
Net repayments of other long-term debt	(15,402)	(17,402)	(1,520)
Net borrowings (repayments) of floor plan notes payable — non-trade	82,114	(84,088)	(52,783)
Payment of deferred financing costs	—	—	(661)
Proceeds from exercises of options, including excess tax benefit	540	349	821
Repurchases of common stock	(751)	—	(53,661)
Dividends	—	—	(33,902)

Net cash from continuing financing activities	(105,103)	(212,565)	109,694

Discontinued operations:
Net cash from discontinued operating activities	(9,215)	(3,242)	(2,938)
Net cash from discontinued investing activities	9,463	(850)	64,472
Net cash from discontinued financing activities	(207)	(9,228)	(30,365)

Net cash from discontinued operations	41	(13,320)	31,169

Net change in cash and cash equivalents	2,622	(3,109)	3,492
Cash and cash equivalents, beginning of period	13,999	17,108	13,616

Cash and cash equivalents, end of period	$16,621	$13,999	$17,108

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$86,173	$92,804	$125,184
Income taxes	30,952	18,251	8,862
Seller financed/assumed debt	2,260	—	4,728
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
1. Organization and Summary of Significant Accounting Policies
Business Overview and Concentrations
Penske Automotive Group, Inc. (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, parts, collision repair, finance and lease contracts, third-party insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers and distributors. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a significant number of franchise agreements, could have a material impact on the Company’s results of operations, financial position and cash flows. For the year ended December 31, 2010, BMW/MINI franchises accounted for 21% of the Company’s total revenues, Toyota/Lexus/Scion franchises accounted for 18%, Honda/Acura franchises accounted for 14%, Audi/Volkswagen/Bentley accounted for 13%, and Mercedes-Benz/Sprinter/smart accounted for 10%. No other manufacturers’ franchises accounted for more than 10% of our total revenue. At December 31, 2010 and 2009, the Company had receivables from manufacturers of $102,639 and $80,415, respectively. In addition, a large portion of the Company’s contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance subsidiaries. Finally, the Company’s wholly-owned subsidiary, smart USA Distributor LLC (“smart USA”), is the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico and the Company holds a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider. In February 2011, we began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. See Note 18 — Subsequent Events.
Basis of Presentation
Results for the year ended December 31, 2010 include a $1,634 pre-tax gain relating to the repurchase of $155,658 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes due 2026 (the “Convertible Notes”). Results for the year ended December 31, 2009 include a $10,429 pre-tax gain relating to the repurchase of $68,740 aggregate principal amount of the Convertible Notes. Results for the year ended December 31, 2008 include pre-tax charges of $643,459 relating to pre-tax goodwill and franchise asset impairments.
The consolidated financial statements include all majority-owned subsidiaries. Investments in affiliated companies, representing an ownership interest in the voting stock of the affiliate of between 20% and 50% or an investment in a limited partnership or a limited liability corporation for which the Company’s investment is more than minor, are stated at cost of acquisition plus the Company’s equity in undistributed net earnings since acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company evaluated subsequent events through February 25, 2011, the date the consolidated financial statements were filed with the SEC. See Note 18 — Subsequent Events.
The consolidated financial statements have been adjusted for entities that have been treated as discontinued operations through December 31, 2010 in accordance with generally accepted accounting principles.
In 2008, the Company acquired a 9.0% limited partnership interest in PTL, a leading global transportation services provider, from subsidiaries of General Electric Capital Corporation in exchange for $219,000. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rental and logistics services, including, transportation and distribution center management and supply chain management.

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
Contracts in Transit
Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in the Company’s consolidated balance sheets, amounted to $146,141 and $119,855 as of December 31, 2010 and 2009, respectively.
Inventory Valuation
Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts and accessories are based on factory list prices.
Property and Equipment
Property and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than leasehold improvements, range between 3 and 15 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset, not to exceed 40 years. The Company changed the useful lives of certain fixed assets during the first quarter of 2010 as part of a review of assumptions related to the expected utilization of those assets by the Company. The Company accounted for the change in useful lives as a change in estimate prospectively effective January 1, 2010, which resulted in a reduction of depreciation expense of $5,638 for the year ended December 31, 2010.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Intangible Assets
The Company’s principal intangible assets relate to its franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. The Company believes the franchise values of its dealerships have an indefinite useful life based on the following:
•	Automotive retailing is a mature industry and is based on franchise agreements with the vehicle manufacturers and distributors;
•	There are no known changes or events that would alter the automotive retailing franchise environment;
•	Certain franchise agreement terms are indefinite;
•	Franchise agreements that have limited terms have historically been renewed by us without substantial cost; and
•	The Company’s history shows that manufacturers and distributors have not terminated our franchise agreements.
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
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. The Company has determined that the dealerships in each of its operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). There is no goodwill recorded in the Distribution or PAG Investments reportable segments. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. The fair value of goodwill is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, franchise profit margins, residual values and the Company’s cost of capital. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the estimated fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to any excess of the carrying value over the implied fair value. As discussed in Note 7, the Company determined that the carrying value of goodwill as of December 31, 2008 relating to certain reporting units was impaired and recorded a pre-tax non-cash impairment charge of $606,349.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $288,406 and $295,473 as of December 31, 2010 and 2009, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and the Company’s cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to an estimate of fair value. During 2008, as a result of continued deterioration in the value of an investment, the Company recorded an other than temporary impairment charge of $506.
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

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$380,063	$375,000	$352,688
3.5% senior subordinated convertible notes due 2026	148,884	150,602	289,344	306,833
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
Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, the Company sells its installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. The Company receives a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. The Company also receives commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company received may be charged back based on the terms of the contracts. The revenue the Company records relating to these transactions is net of an estimate of the amount of chargebacks the Company will be required to pay. The Company’s estimate is based upon the Company’s historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $19,317 and $19,263 as of December 31, 2010 and 2009, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Defined Contribution Plans
The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. The Company suspended its 2009 contributions to its U.S. 401(K) plan but reinstated the matching contributions relating to employees’ 2010 contributions. The Company incurred expense of $9,426, $5,932, and $10,424 relating to such plans during the years ended December 31, 2010, 2009, and 2008, respectively.
Advertising
Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred net advertising costs of $79,438, $62,718, and $80,952 during the years ended December 31, 2010, 2009, and 2008, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $9,722, $9,660, and $7,693 during the years ended December 31, 2010, 2009, and 2008, respectively.
Self Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $22,778 and $21,538 as of December 31, 2010 and 2009, respectively. Changes in the reserve estimate during 2010 relate primarily to current year activity in our general liability and workers compensation programs.
Earnings Per Share
Basic earnings per share is computed using net income (loss) attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income (loss) attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. For the year ended December 31, 2008, no stock options were included in the computation of diluted loss per share because the Company reported a net loss from continuing operations attributable to Penske Automotive Group common stockholders and the effect of their inclusion would be anti-dilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2010, 2009, and 2008 follows:

	Year Ended December 31,
	2010	2009	2008
Weighted average number of common shares outstanding	92,018	91,557	93,958
Effect of non-participatory equity compensation	73	96	—

Weighted average number of common shares outstanding, including effect of dilutive securities	92,091	91,653	93,958

There were no anti-dilutive stock options outstanding during the years ended December 31, 2010 or 2009. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 9, may be converted to voting common stock. As of December 31, 2010, 2009, and 2008, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.
Hedging
Generally accepted accounting principles relating to derivative instruments and hedging activities require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. These accounting principles also define requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated in a cash-flow hedge, effective changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), a separate component of equity, and recorded in the income statement only when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Stock-Based Compensation
Generally accepted accounting principles relating to share-based payments require the Company to record compensation expense for all awards based on their grant-date fair value. The Company’s share-based payments have generally been in the form of “non-vested shares,” the fair value of which are measured as if they were vested and issued on the grant date.
2. Equity Method Investees
As of December 31, 2010, the Company has investments in the following companies that are accounted for under the equity method: the Jacobs Group (50%), the Nix Group (50%), Penske Wynn Ferrari Maserati (50%), Max Cycles (50%), Innovative Media (45%), QEK Global Solutions (22.5%), and Fleetwash, LLC (7%). Jacobs Group, Nix Group, and Penske Wynn Ferrari Maserati are engaged in the sale and servicing of automobiles. Max Cycles is engaged in the sale and servicing of BMW motorcycles, QEK is an automotive fleet management company, Innovative Media provides dealership graphics, and Fleetwash provides vehicle fleet washing services. The Company’s investment in entities accounted for under the equity method amounted to $288,406 and $295,473 at December 31, 2010 and 2009, respectively.
In 2010, the Company exchanged its 50% interest in the Reisacher Group for 100% ownership in three BMW franchises previously held by the joint venture. The Company recorded $13,331 of intangible assets in connection with this transaction. The Company sold its investment in Cycle Express, LP, in the fourth quarter of 2010 for $14,616, which resulted in a pre-tax gain of $5,295. In 2009, the Company sold its investment in a Mexican entity which operates several Toyota franchises for $7,865, which resulted in a pre-tax gain of $581.
In 2008, the Company acquired the 9.0% limited partnership interest in PTL for $219,000.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The combined results of operations and financial position of the Company’s equity basis investments are summarized as follows:
Condensed income statement information:

	Year Ended December 31,
	2010	2009	2008
Revenues	$4,531,588	$4,748,082	$5,220,893
Gross margin	1,749,504	1,794,563	2,003,977
Net income	198,793	138,504	242,001
Equity in net income of affiliates	20,569	13,808	16,513
Condensed balance sheet information:

	December 31,
	2010	2009
Current assets	$933,160	$981,431
Noncurrent assets	6,135,749	6,216,491

Total assets	$7,068,909	$7,197,922

Current liabilities	$830,616	$924,225
Noncurrent liabilities	5,233,973	5,285,405
Equity	1,004,320	988,292

Total liabilities and equity	$7,068,909	$7,197,922

3. Business Combinations
During both 2010 and 2009, the Company acquired five franchises in its retail operations. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2010 and 2009 follows:

	December 31,
	2010	2009
Inventory	$13,779	$2,935
Other current assets	337	129
Property and equipment	5,119	3,250
Goodwill	8,318	2,402
Current liabilities	(146)	(199)

Total consideration	27,407	8,517
Seller financed/assumed debt	(2,260)	—

Cash used in dealership acquisitions	$25,147	$8,517

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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
4. Discontinued Operations
The Company accounts for dispositions in its retail operations as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations.
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

	Year Ended December 31,
	2010	2009	2008
Revenues	$20,828	$53,944	$280,610
Pre-tax (loss) income	(854)	(923)	(7,417)
Gain (loss) on disposal	(3,955)	(9,199)	(7,391)

5. Inventories
Inventories consisted of the following:

	December 31,
	2010	2009
New vehicles	$1,070,813	$898,110
Used vehicles	373,137	325,707
Parts, accessories and other	80,276	78,678

Total inventories	$1,524,226	$1,302,495

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $27,370, $28,596, and $24,080 during the years ended December 31, 2010, 2009, and 2008, respectively.
6. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2010	2009
Buildings and leasehold improvements	$707,063	$670,323
Furniture, fixtures and equipment	334,907	312,447

Total	1,041,970	982,770
Less: Accumulated depreciation	(302,123)	(255,962)

Property and equipment, net	$739,847	$726,808

As of December 31, 2010 and 2009, approximately $27,600 and $27,900, respectively, of capitalized interest is included in buildings and leasehold improvements and is being depreciated over the useful life of the related assets.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
7. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and franchise value during the years ended December 31, 2010 and 2009, net of accumulated impairment losses recorded prior to December 31, 2008 of $606,349 and $37,110, respectively:

		Franchise
	Goodwill	Value
Balance — December 31, 2008	$776,500	$196,358
Additions	1,008	749
Deletions	—	(1,128)
Foreign currency translation	32,539	5,777

Balance — December 31, 2009	810,047	201,756
Additions	17,711	4,222
Foreign currency translation	(12,843)	(2,577)

Balance — December 31, 2010	$814,915	$203,401

We test for impairment in our intangible assets at least annually. Pursuant to that testing, we recorded a $606,349 pre-tax goodwill impairment charge and a $37,110 impairment to our franchise value in 2008. We did not record any impairment charges relating to our intangibles in 2010 or 2009.
The test for goodwill impairment, as defined by generally accepted accounting principles related to goodwill and other intangibles, is a two-step approach. The first step of the goodwill impairment test requires a determination of whether or not the fair value of a reporting unit is less than its carrying value. If so, the second step is required, which involves an analysis reflecting the allocation of the fair value determined in the first step to all of the reporting units’ assets and liabilities, including goodwill (as if the calculated fair value was the purchase price in a business combination). If the calculated fair value of the implied goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is recognized as a non-cash impairment charge. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The recorded amounts of other items on the balance sheet are not adjusted.
We estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using our weighted average cost of capital as the discount rate. We also considered whether the allocation of our enterprise value, which is comprised of our market capitalization and our debt, supported the values obtained through our “income” approach. Through this consideration we included a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. The discounted cash flow approach used in the impairment test contains significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the Company’s cost of capital.
The requirements of the goodwill impairment testing process are such that, in our situation, if the first step of the impairment testing process indicates that the fair value of the reporting unit is below its carrying value (even by a relatively small amount), the requirements of the second step of the test result in a significant decrease in the amount of goodwill recorded on the balance sheet. This is due to the fact that, prior to our adoption on July 1, 2001 of generally accepted accounting principles relating to business combinations, we did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, we are required by generally accepted accounting principles related to goodwill and other intangibles to assign value to any previously unrecognized identifiable intangible assets (including such franchise rights, which are substantial) even though such amounts are not separately recorded on our consolidated balance sheet. In 2010 and 2009, the estimated fair value of goodwill exceeded the carrying value in step one of the impairment testing. As a result, there was no requirement to perform step two. In 2008, the first step indicated that the carrying value of the goodwill in certain of those reporting units exceeded their fair value, which required us to perform the second step of the goodwill impairment test and, as a result, we recorded an impairment charge.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
If the growth assumptions embodied in the current year impairment test prove inaccurate, the Company may incur impairment charges. In particular, a decline of 20% or more in the estimated fair market value of our international reporting unit would yield a substantial write down. The net book value of the goodwill attributable to the international reporting unit is approximately $354,479, a substantial portion of which would likely be written off if step one of the impairment test indicated impairment. If we experienced such a decline in our other reporting units, we would not expect to incur as significant of a goodwill impairment charge. However, a 10% reduction in the estimated fair value of the franchises would result in franchise value impairment charges of approximately $3,200.
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
The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries, and in the U.S. are guaranteed by the Company. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Bank Rate, or the Euro Interbank offer Rate. The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 10, was 2.6%, 2.7%, and 5.0% for the years ended December 31, 2010, 2009, and 2008, respectively. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated balance sheets and classifies related cash flows as a financing activity on its consolidated statements of cash flows.
9. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2010	2009
U.S. credit agreement — term loan	$134,000	$149,000
U.K. credit agreement — revolving credit line	54,597	59,803
U.K. credit agreement — term loan	5,505	17,115
U.K. credit agreement — overdraft line of credit	7,116	12,048
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	148,884	289,344
Mortgage facilities	46,052	41,358
Other	8,724	2,740

Total long-term debt	779,878	946,408
Less: current portion	(10,593)	(12,442)

Net long-term debt	$769,285	$933,966

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2011	$159,477
2012	4,170
2013	198,237
2014	1,466
2015	41,200
2016 and thereafter	377,046

Total long-term debt maturities	781,596
Less: unamortized debt discount	1,718

Total long-term debt reported	$779,878

The Convertible Notes are not due until 2026, however, the holders may require us to purchase all or a portion of these notes for cash in 2011. This acceleration of ultimate repayment is reflected in the table above.
U.S. Credit Agreement
The Company is party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $300,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $134,000, and for an additional $10,000 of availability for letters of credit. The revolving loans bear interest at a defined LIBOR plus 2.75%, subject to an incremental 0.75% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. We repaid $15,000 of this term loan during 2010.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2010, $134,000 of term loans and $1,250 of letters of credit were outstanding under the U.S. Credit Agreement.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a demand overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, and for working capital and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £88,400 in revolving loans through August 31, 2013, which bear interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand overdraft line of credit for up to £10,000 that bears interest at the Bank of England Base Rate plus 1.75%. The maximum permitted revolving loan balance will be increased in the future by amounts equal to the required term loan principal repayments.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with specified ratios and tests, each as defined in the U.K. Credit Agreement, including: a ratio of EBITDAR to interest plus rental payments (as defined), a measurement of maximum capital expenditures, and a debt to EBITDA ratio (as defined). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2010, the U.K. Subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of December 31, 2010, outstanding loans under the U.K. Credit Agreement amounted to £43,091 ($67,218), including £3,529 ($5,505) under the term loan.
7.75% Senior Subordinated Notes
In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on a unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus an applicable “make-whole” premium, as defined. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2010, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
In January 2006, the Company issued $375,000 aggregate principal amount of Convertible Notes, of which $150,602 were outstanding at December 31, 2010. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2010, the Company was in compliance with all negative covenants and there were no events of default.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2011, April 1, 2016 and April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. Based on the ability and intent to refinance the redemption of the Convertible Notes, the Company has classified them as long-term in the Consolidated Balance Sheet as of December 31, 2010.
The liability and equity components related to the Convertible Notes consist of the following:

	December 31,
	2010	2009
Carrying amount of the equity component	$36,936	$43,093

Principal amount of the liability component	$150,602	$306,260
Unamortized debt discount	1,718	16,916

Net carrying amount of the liability component	$148,884	$289,344

Unamortized debt discount is being amortized as additional interest expense through the date the Company expects to be required to redeem the Convertible Notes. The annual effective interest rate on the liability component is 8.25%.
Mortgage Facilities
The Company is party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, on the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2010, we owed $46,052 under our mortgage facilities.
10. Interest Rate Swaps
The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. Through January 2011, the Company was party to interest rate swap agreements pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%.
The Company designated $290,000 of the swap agreements as cash flow hedges of future interest payments of LIBOR based U.S. floor plan borrowings. Any gain or loss related to changes in the fair value of that $290,000 of the swap agreements is reported as a component of other comprehensive income and will be reclassified into earnings when the hedged transaction affects earnings. Settlements and changes in the fair value related to the remaining $10,000 of the swap agreements are recorded as realized within interest expense.
The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of December 31, 2010, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $1,016, which is recorded in accrued expenses, and the fair value of the swaps not designated as hedging instruments was estimated to be a liability of $35, which is recorded in accrued expenses. As of December 31, 2009, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $9,963, of which $9,250 and $713 were recorded in accrued expenses and other long-term liabilities, respectively, and the fair value of the swaps not designated as hedging instruments was estimated to be a liability of $344, of which $319 and $25 were recorded in accrued expenses and other long-term liabilities, respectively.
During the year ended December 31, 2010, the Company recognized a net gain in accumulated other comprehensive income of $5,435 related to the effective portion of the interest rate swap agreements designated as hedging instruments, and reclassified $8,157 of the existing derivative losses from accumulated other comprehensive income into floor plan interest expense. During the year ended December 31, 2009, the Company recognized a net gain in accumulated other comprehensive income of $2,952 related to the effective portion of the interest rate swap agreements designated as hedging instruments, and reclassified $10,917 of existing derivative losses from accumulated other comprehensive income into floor plan interest expense. During both of the years ended December 31, 2010 and 2009, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.8%.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
11. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2010, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at the Company’s election. The Company estimates the total rent obligations under these leases, including any extension periods it may exercise at its discretion and assuming constant consumer price indices, to be $4.7 billion. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease.
Minimum future rental payments required under operating leases in effect as of December 31, 2010 are as follows:

2011	$175,571
2012	174,867
2013	173,755
2014	172,847
2015	172,516
2016 and thereafter	3,814,227

$4,683,783

Rent expense for the years ended December 31, 2010, 2009, and 2008 amounted to $169,342, $162,992, and $160,113, respectively. Of the total rental payments, $436, $431, and $470, respectively, were made to related parties during 2010, 2009, and 2008, respectively (See Note 12).
The Company has sold a number of dealerships to third parties and, as a condition to certain of those sales, remains liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. The Company is also party to lease agreements on properties that it no longer uses in its retail operations that it has sublet to third parties. The Company relies on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, the Company may not be able to recover amounts owed to it and the Company could be required to fulfill these obligations. The aggregate rent paid by the tenants on those properties in 2010 was approximately $10,782, and, in aggregate, the Company currently guarantees or is otherwise liable for approximately $175,135 of these lease payments, including lease payments during available renewal periods.
The Company is potentially subject to additional purchase commitments relating to the smart distribution business as a result of its smart distribution agreement, smart franchise agreement and state franchise laws which has not historically had a material adverse effect on its results of operations, financial condition or cash flows. The Company does not anticipate that the purchase commitments will have a material adverse effect on its future results of operations, financial condition or cash flows, although such outcome is possible.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
12. Related Party Transactions
The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. During the years ended December 31, 2010, 2009, and 2008, the Company paid $436, $431, and $470, respectively, to AGR under these lease agreements. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR. Any such transaction is valued at a price that is independently confirmed. There were no purchase or sale transactions with AGR in 2010, 2009, or 2008.
The Company sometimes pays to and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions and those relating to AGR mentioned above are reviewed periodically by the Company’s Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During the years ended December 31, 2010, 2009, and 2008, Penske Corporation and its affiliates billed the Company $5,421, $3,368, and $2,522, respectively, and the Company billed Penske Corporation and its affiliates $41, $24, and $27, respectively, for such services. As of December 31, 2010 and 2009, the Company had $6 and $13 of receivables from and $340 and $363 of payables to Penske Corporation and its subsidiaries, respectively.
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
The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation. The Company is party to a partnership agreement among the other partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. In 2010, 2009, and 2008, the Company received $8,804, $20,012, and $2,691, respectively, from PTL in pro rata cash dividends.
The Company is also party to two agreements pursuant to which PTL subleases portions of our dealership locations in New Jersey and Arizona for $87 and $60 per year, respectively, plus its pro rata share of certain property expenses. During 2010, 2009, and 2008, respectively, smart USA paid PTL $592, $1,217, and $1,164 for assistance with roadside assistance and other services to smart fortwo owners, of which $309, $863, and $860, respectively, were pass-through expenses to be paid by PTL to third-party vendors. In 2009, PTL began hosting the Company’s disaster recovery site. Annual fees paid to PTL for this service are $70. The Company paid $70 and $17 for these services in 2010 and 2009, respectively.
Pursuant to the repurchase program described in Note 14 below, the Company repurchased an aggregate of 950,000 shares of it’s outstanding common stock from Eustace W. Mita, a former director, for $10,300 in 2008. The transaction prices were based on the closing prices of the Company’s common stock on the New York Stock Exchange on the dates the shares were acquired.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
From time to time the Company enters into joint venture relationships in the ordinary course of business, pursuant to which it owns and operates automotive dealerships together with other investors. The Company may also provide these dealerships with working capital and other debt financing at costs that are based on the Company’s incremental borrowing rate. As of December 31, 2010, the Company’s automotive joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	87.95	% (A) (B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen	50.00	%(C)

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
13. Stock-Based Compensation
Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 4,200 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of December 31, 2010, 1,576 shares of common stock were available for grant under the Plan. Compensation expense related to the Plan was $6,908, $5,631, and $5,710 during the years ended December 31, 2010, 2009, and 2008, respectively.
Restricted Stock
During 2010, 2009, and 2008, the Company granted 391, 114, and 378 shares, respectively, of restricted common stock at no cost to participants under the Plan. The restricted stock entitles the participants to vote their respective shares and receive dividends. The shares are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four year period from the grant date. The grant date quoted market price of the underlying common stock is amortized as expense over the restriction period. As of December 31, 2010, there was $6,487 of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the next 3.5 years.
Presented below is a summary of the status of the Company’s restricted stock as of December 31, 2009 and changes during the year ended December 31, 2010:

		Weighted Average
	Shares	Grant-Date Fair Value	Intrinsic Value
December 31, 2009	583	$18.49	$8,880
Granted	391	15.35
Vested	(212)	19.79
Forfeited	(7)	16.91

December 31, 2010	755	$16.52	$13,160

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Stock Options
Options were granted by the Company prior to 2006. These options generally vested over a three year period and had a maximum term of ten years.
Presented below is a summary of the status of stock options held by participants during 2010, 2009, and 2008:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Options	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	291	$9.29	324	$9.01	386	$9.11
Granted	—	—	—	—	—	—
Exercised	55	6.99	33	6.65	60	9.61
Forfeited	—	—	—	—	2	8.95

Options outstanding at end of year	236	$9.82	291	$9.29	324	$9.01

The total intrinsic value of stock options exercised was $393, $325, and $641 in 2010, 2009, and 2008, respectively.
The following table summarizes the status of stock options outstanding and exercisable as of December 31, 2010:

		Weighted	Weighted			Weighted
	Stock	Average	Average		Stock	Average
	Options	Remaining	Exercise	Intrinsic	Options	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$3 to $8	43	0.6	$4.51	$546	43	$4.51	$546
$8 to $16	193	1.2	10.79	1,282	193	10.79	1,282

	236			$1,828	236		$1,828

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
14. Equity
Share Repurchase
During 2010, the Company repurchased 68 thousand shares of our outstanding common stock for $751, or an average of $10.97 per share, under a program approved by the Company’s board of directors.
During 2008, the Company repurchased 4.015 million shares of our outstanding common stock for $53,661, or an average of $13.36 per share, under a program approved by the Company’s board of directors.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, follow:

			Accumulated
			Other
	Currency		Comprehensive
	Translation	Other	Income (Loss)
Balance at January 1, 2008	$91,041	$8,947	$99,988
Change	(134,087)	(11,890)	(145,977)

Balance at December 31, 2008	(43,046)	(2,943)	(45,989)
Change	47,920	7,118	55,038

Balance at December 31, 2009	4,874	4,175	9,049
Change	(16,852)	6,130	(10,722)

Balance at December 31, 2010	$(11,978)	$10,305	$(1,673)

“Other” represents changes relating to other immaterial items, including: certain defined benefit plans in the U.K., changes in the fair value of interest rate swap agreements, and valuation adjustments relating to certain available for sale securities, each of which has been excluded from net income and reflected in equity.
15. Income Taxes
Income taxes relating to income (loss) from continuing operations consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$1,094	$(27,681)	$(18,189)
State and local	1,525	1,147	1,596
Foreign	27,579	25,452	17,285

Total current	30,198	(1,082)	692

Deferred:
Federal	21,355	37,646	(88,167)
State and local	5,455	7,549	(19,292)
Foreign	904	1,087	1,026

Total deferred	27,714	46,282	(106,433)

Income taxes relating to continuing operations	$57,912	$45,200	$(105,741)

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Income taxes relating to income (loss) from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2010	2009	2008
Income taxes relating to continuing operations at federal statutory rate of 35%	$59,559	$45,137	$(180,897)
State and local income taxes, net of federal taxes	5,208	5,979	(12,832)
Foreign	(5,987)	(7,111)	(1,853)
Goodwill impairment	—	—	90,575
Other	(868)	1,195	(734)

Income taxes relating to continuing operations	$57,912	$45,200	$(105,741)

The components of deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred Tax Assets
Accrued liabilities	$46,562	$41,227
Net operating loss carryforwards	23,164	27,502
Interest rate swap	297	3,924
Other	2,787	3,268

Total deferred tax assets	72,810	75,921
Valuation allowance	(7,335)	(6,073)

Net deferred tax assets	65,475	69,848

Deferred Tax Liabilities
Depreciation and amortization	(94,742)	(73,273)
Partnership investments	(104,527)	(93,551)
Convertible notes	(17,454)	(32,745)
Other	(2,421)	(1,940)

Total deferred tax liabilities	(219,144)	(201,509)

Net deferred tax liabilities	$(153,669)	$(131,661)

As of December 31, 2010 and 2009, approximately $696,980 and $688,272, respectively, of the Company’s goodwill is deductible for tax purposes. The Company has established deferred tax liabilities related to the temporary differences relating to such tax deductible goodwill.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008
Uncertain tax positions — January 1	$36,887	$32,901	$43,333
Gross increase — tax position in prior periods	1,493	2,411	2,751
Gross decrease — tax position in prior periods	(288)	(165)	(787)
Gross increase — current period tax position	—	—	50
Settlements	(125)	—	(1,453)
Lapse in statute of limitations	(756)	(1,227)	(1,481)
Foreign exchange	(1,114)	2,967	(9,512)

Uncertain tax positions — December 31	$36,097	$36,887	$32,901

The Company has elected to include interest and penalties in its income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2010 was $8,192. Pending resolution of ongoing audits of all of our significant worldwide tax returns, we do not expect a significant change to the amount of uncertain tax positions within the next twelve months. The Company’s U.S. federal returns remain open to examination for 2004 to 2009 and various foreign and U.S. states jurisdictions are open for periods ranging from 2002 through 2009. The portion of the total amount of uncertain tax positions as of December 31, 2010 that would, if recognized, impact the effective tax rate was $28,557.
The Company does not provide for U.S. taxes relating to undistributed earnings or losses of its foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the U.K.) was $99,139, $96,153, and $35,112 during the years ended December 31, 2010, 2009, and 2008, respectively. It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2010, the Company has not provided U.S. federal income taxes on a total of $602,198 of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes and certain foreign withholding taxes.
At December 31, 2010, the Company has $8,411 of federal net operating loss carryforwards in the U.S. that expire at various dates through 2029, $231,070 of state net operating loss carryforwards in the U.S. that expire at various dates through 2029, U.S. federal and state credit carryforwards of $6,529 that will not expire, U.K. net operating loss carryforwards of $2,863 that will not expire, U.K. capital loss carryforwards of $5,644 that will not expire, and German net operating loss carryforwards of $7,655 that will not expire. The Company utilized $17,451 of federal net operating loss carryforwards, $2,938 of federal capital loss carryforwards, $15,822 of state net operating loss carryforwards and $4,146 of state capital loss carryforwards in the U.S in 2010.
A valuation allowance of $7,306 has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $29 has been recorded against the state credit carryforwards in the U.S.
The Company has classified its tax reserves as a long term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.
16. Segment Information
The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has three reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations, (ii) Distribution, consisting of our distribution of the smart fortwo vehicle, parts and accessories in the U.S. and Puerto Rico and (iii) PAG Investments, consisting of our investments in non-automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
The following table summarizes revenues, floor plan interest expense, other interest expense, debt discount amortization, depreciation and amortization, equity in earnings of affiliates, and income (loss) from continuing operations before certain non-recurring items and income taxes, which is the measure by which management allocates resources to its segments and which we refer to as adjusted segment income (loss), for each of our reportable segments. Adjusted segment income excludes the items in the table below in order to enhance the comparability of segment income from period to period.

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Revenues
2010	$10,663,252	$81,017	$—	$(30,684)	$10,713,585
2009	9,325,073	205,962	—	(26,879)	9,504,156
2008	11,288,327	409,640	—	(60,831)	11,637,136
Floor plan interest expense
2010	$34,393	$588	$—	$—	$34,981
2009	34,784	768	—	—	35,552
2008	63,521	667	—	—	64,188
Other interest expense
2010	$49,267	$—	$—	$—	$49,267
2009	55,201	—	—	—	55,201
2008	54,504	—	—	—	54,504
Debt discount amortization
2010	$8,637	$—	$—	$—	$8,637
2009	13,043	—	—	—	13,043
2008	13,984	—	—	—	13,984
Depreciation and amortization
2010	$48,081	$803	$—	$—	$48,884
2009	53,532	702	—	—	54,234
2008	53,475	402	—	—	53,877
Equity in earnings of affiliates
2010	$2,577	$—	$17,992	$—	$20,569
2009	2,617	—	11,191	—	13,808
2008	3,293	—	13,220	—	16,513
Adjusted segment income (loss)
2010	$174,600	$(24,065)	$17,992	$7	$168,534
2009	113,496	(6,353)	11,191	195	118,529
2008	83,502	30,525	13,220	(986)	126,261
The following table reconciles total adjusted segment income (loss) to consolidated income (loss) from continuing operations before income taxes. The intangible impairment is associated with the Retail reportable segment as there is no goodwill reported in the Distribution or PAG Investments reportable segments.

	Year Ended December 31,
	2010	2009	2008
Adjusted segment income	$168,534	$118,529	$126,261
Gain on debt repurchase	1,634	10,429	—
Intangible impairments	—	—	(643,459)

Income (loss) from continuing operations before income taxes	$170,168	$128,958	$(517,198)

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
Total assets, equity method investments, and capital expenditures by reporting segment are as set forth in the table below.

			PAG	Intersegment
	Retail	Distribution	Investments	Elimination	Total
Total assets
2010	$3,788,601	$43,996	$236,302	$933	$4,069,832
2009	3,524,314	37,835	234,443	(585)	3,796,007
Equity method investments
2010	$52,104	$—	$236,302	$—	$288,406
2009	61,030	—	234,443	—	295,473
Capital expenditures
2010	$78,248	$2,617	$—	$—	$80,865
2009	90,288	—	—	—	90,288
2008	208,291	5,644	—	(2,103)	211,832
The following table presents certain data by geographic area:

	Year Ended December 31,
	2010	2009	2008
Sales to external customers:
U.S.	$6,789,665	$5,989,729	$7,396,382
Foreign	3,923,920	3,514,427	4,240,754

Total sales to external customers	$10,713,585	$9,504,156	$11,637,136

Long-lived assets, net:
U.S.	$761,117	$743,665
Foreign	282,339	296,765

Total long-lived assets	$1,043,456	$1,040,430

The Company’s foreign operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
17. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010(1)(2)(3)
Total revenues	$2,485,679	$2,703,688	$2,756,122	$2,768,096
Gross profit	410,028	430,344	429,853	431,323
Net income	20,332	29,684	30,260	29,071
Net income attributable to Penske Automotive Group common stockholders	20,354	29,441	29,977	28,509
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.22	$0.32	$0.33	$0.32

2009(1)(2)(4)
Total revenues	$2,158,300	$2,318,695	$2,588,042	$2,439,119
Gross profit	368,039	393,755	422,707	393,475
Net income	16,202	14,167	27,662	18,889
Net income attributable to Penske Automotive Group common stockholders	16,282	14,079	27,423	18,677
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.18	$0.15	$0.30	$0.21

(1)	As discussed in Note 4, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

(3)
Results for the year ended December 31, 2010 include first, second, and third quarter pre-tax gains of $605, $422, and $607, respectively, relating to the repurchase of $155,658 aggregate principal amount of the Convertible Notes.

(4)	Results for the year ended December 31, 2009 include a first quarter pre-tax gain of $10,429 relating to the repurchase of $68,740 aggregate principal amount of the Convertible Notes.
18. Subsequent Events
In February 2011, we began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed by June 30, 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control. We expect our distribution agreement with Daimler AG would be terminated if this transition is successful, which would result in termination of our franchise agreements with smart retailers. To the extent we are required to make significant termination payments, we may be significantly and adversely affected. In connection with the planned transition of smart to Mercedes-Benz USA, we terminated the previously announced development of a five-door vehicle to be distributed through the smart USA dealer network. As of February 25, 2011, we are not able to estimate the net expense, if any, which will be incurred as a result of this termination.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
19. Condensed Consolidating Financial Information
The following tables include condensed consolidating financial information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$16,621	$—	$—	$14,250	$2,371
Accounts receivable, net	397,255	(269,021)	269,021	241,854	155,401
Inventories	1,524,226	—	—	949,251	574,975
Other current assets	70,341	—	1,127	34,255	34,959

Total current assets	2,008,443	(269,021)	270,148	1,239,610	767,706
Property and equipment, net	739,847	—	4,957	467,129	267,761
Intangible assets	1,018,316	—	—	495,728	522,588
Equity method investments	288,406	—	234,214	—	54,192
Other long-term assets	14,820	(1,212,538)	1,222,168	3,236	1,954

Total assets	$4,069,832	$(1,481,559)	$1,731,487	$2,205,703	$1,614,201

Floor plan notes payable	$973,285	$—	$—	$621,272	$352,013
Floor plan notes payable — non-trade	505,430	—	25,000	301,109	179,321
Accounts payable	261,986	—	2,186	94,488	165,312
Accrued expenses	207,498	(269,021)	564	100,824	375,131
Current portion of long-term debt	10,593	—	—	1,264	9,329

Total current liabilities	1,958,792	(269,021)	27,750	1,118,957	1,081,106
Long-term debt	769,285	(77,593)	657,884	49,689	139,305
Deferred tax liabilities	178,406	—	—	165,666	12,740
Other long-term liabilities	117,496	—	—	101,452	16,044

Total liabilities	3,023,979	(346,614)	685,634	1,435,764	1,249,195
Total equity	1,045,853	(1,134,945)	1,045,853	769,939	365,006

Total liabilities and equity	$4,069,832	$(1,481,559)	$1,731,487	$2,205,703	$1,614,201

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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$10,713,585	$—	$—	$6,253,323	$4,460,262
Cost of sales	9,012,037	—	—	5,214,361	3,797,676

Gross profit	1,701,548	—	—	1,038,962	662,586
Selling, general, and administrative expenses	1,411,814	—	17,182	868,814	525,818
Depreciation	48,884	—	1,116	27,580	20,188

Operating income (loss)	240,850	—	(18,298)	142,568	116,580
Floor plan interest expense	(34,981)	—	(576)	(24,693)	(9,712)
Other interest expense	(49,267)	—	(30,237)	(2,223)	(16,807)
Debt discount amortization	(8,637)	—	(8,637)	—	—
Equity in earnings of affiliates	20,569	—	18,367	—	2,202
Gain on debt repurchase	1,634	—	1,634	—	—
Equity in earnings of subsidiaries	—	(206,849)	206,849	—	—

Income from continuing operations before income taxes	170,168	(206,849)	169,102	115,652	92,263
Income taxes	(57,912)	70,839	(57,912)	(44,552)	(26,287)

Income from continuing operations	112,256	(136,010)	111,190	71,100	65,976
Loss from discontinued operations, net of tax	(2,909)	2,909	(2,909)	(2,909)	—

Net income	109,347	(133,101)	108,281	68,191	65,976
Less: Income attributable to the non- controlling interests	1,066	—	—	—	1,066

Net income attributable to Penske Automotive Group common stockholders	$108,281	$(133,101)	$108,281	$68,191	$64,910

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2009

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$9,504,156	$—	$—	$5,546,807	$3,957,349
Cost of sales	7,926,180	—	—	4,594,913	3,331,267

Gross profit	1,577,976	—	—	951,894	626,082
Selling, general, and administrative expenses	1,315,225	—	18,259	803,265	493,701
Depreciation	54,234	—	1,160	33,501	19,573

Operating income (loss)	208,517	—	(19,419)	115,128	112,808
Floor plan interest expense	(35,552)	—	—	(25,072)	(10,480)
Other interest expense	(55,201)	—	(41,036)	(139)	(14,026)
Debt discount amortization	(13,043)	—	(13,043)	—	—
Equity in earnings of affiliates	13,808	—	11,087	—	2,721
Gain on debt repurchase	10,429	—	10,429	—	—
Equity in earnings of subsidiaries	—	(180,481)	180,481	—	—

Income from continuing operations before income taxes	128,958	(180,481)	128,499	89,917	91,023
Income taxes	(45,200)	63,485	(45,200)	(37,560)	(25,925)

Income from continuing operations	83,758	(116,996)	83,299	52,357	65,098
Loss from discontinued operations, net of tax	(6,838)	6,838	(6,838)	(4,463)	(2,375)

Net income	76,920	(110,158)	76,461	47,894	62,723
Less: Income attributable to the non- controlling interests	459	—	—	—	459

Net income attributable to Penske Automotive Group common stockholders	$76,461	$(110,158)	$76,461	$47,894	$62,264

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2008

	Total		Penske Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$11,637,136	$—	$—	$6,819,447	$4,817,689
Cost of sales	9,846,932	—	—	5,723,490	4,123,442

Gross profit	1,790,204	—	—	1,095,957	694,247

Selling, general, and administrative expenses	1,493,903	—	26,436	934,505	532,962
Intangible impairments	643,459	—	—	611,520	31,939
Depreciation	53,877	—	1,233	31,353	21,291

Operating income (loss)	(401,035)	—	(27,669)	(481,421)	108,055
Floor plan interest expense	(64,188)	—	—	(37,305)	(26,883)
Other interest expense	(54,504)	—	(37,412)	(228)	(16,864)
Debt discount amortization	(13,984)	—	(13,984)	—	—
Equity in earnings of affiliates	16,513	—	10,827	—	5,686
Gain on debt repurchase	—	—	—	—	—
Equity in earnings of subsidiaries	—	450,093	(450,093)	—	—

Income from continuing operations before income taxes	(517,198)	450,093	(518,331)	(518,954)	69,994
Income taxes	105,741	(89,520)	105,741	110,885	(21,365)

Income from continuing operations	(411,457)	360,573	(412,590)	(408,069)	48,629
Loss from discontinued operations, net of tax	(7,446)	7,446	(7,446)	(6,540)	(906)

Net income	(418,903)	368,019	(420,036)	(414,609)	47,723
Less: Income attributable to the non- controlling interests	1,133	—	—	—	1,133

Net income attributable to Penske Automotive Group common stockholders	$(420,036)	$368,019	$(420,036)	$(414,609)	$46,590

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2010

	Total	Penske Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$199,874	$133,059	$40,606	$26,209

Investing activities:
Purchase of property and equipment	(80,865)	(66)	(56,172)	(24,627)
Dealership acquisitions, net	(25,147)	—	(25,147)	—
Other	13,822	13,822	—	—

Net cash from continuing investing activities	(92,190)	13,756	(81,319)	(24,627)

Financing activities:
Repayment under U.S. credit agreement term loan	(15,000)	(15,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(156,604)	(156,604)	—	—
Net borrowings (repayments) of long-term debt	(15,402)	—	(13,613)	(1,789)
Net (repayments) borrowings of floor plan notes payable — non-trade	82,114	25,000	54,826	2,288
Proceeds from exercises of options, including excess tax benefit	540	540	—	—
Repurchase of common stock	(751)	(751)	—	—
Distributions from (to) parent	—	—	1,365	(1,365)

Net cash from continuing financing activities	(105,103)	(146,815)	42,578	(866)

Net cash from discontinued operations	41	—	41	—

Net change in cash and cash equivalents	2,622	—	1,906	716
Cash and cash equivalents, beginning of period	13,999	—	12,344	1,655

Cash and cash equivalents, end of period	$16,621	$—	$14,250	$2,371

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2009

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$301,249	$42,525	$84,843	$173,881

Investing activities:
Purchase of property and equipment	(90,288)	(240)	(66,058)	(23,990)
Proceeds from sale-leaseback transactions	2,338	—	2,338	—
Dealership acquisitions, net	(8,517)	—	(597)	(7,920)
Other	17,994	11,485	(206)	6,715

Net cash from continuing investing activities	(78,473)	11,245	(64,523)	(25,195)

Financing activities:
Repayment under U.S. credit agreement term loan	(60,000)	(60,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(51,424)	(51,424)	—	—
Net borrowings (repayments) of long-term debt	(17,402)	57,305	(126)	(74,581)
Net (repayments) borrowings of floor plan notes payable — non-trade	(84,088)	—	(14,181)	(69,907)
Proceeds from exercises of options, including excess tax benefit	349	349	—	—
Distributions from (to) parent	—	—	317	(317)

Net cash from continuing financing activities	(212,565)	(53,770)	(13,990)	(144,805)

Net cash from discontinued operations	(13,320)	—	(8,112)	(5,208)

Net change in cash and cash equivalents	(3,109)	—	(1,782)	(1,327)
Cash and cash equivalents, beginning of period	17,108	—	14,126	2,982

Cash and cash equivalents, end of period	$13,999	$—	$12,344	$1,655

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2008

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$404,628	$23,547	$200,255	$180,826

Investing activities:
Purchase of property and equipment	(211,832)	(3,547)	(130,814)	(77,471)
Proceeds from sale-leaseback transactions	37,422	—	23,223	14,199
Dealership acquisitions, net	(147,089)	—	(98,589)	(48,500)
Purchase of Penske Truck Leasing Cp., L.P. partnership interest	(219,000)	(219,000)	—	—
Other	(1,500)	—	—	(1,500)

Net cash from continuing investing activities	(541,999)	(222,547)	(206,180)	(113,272)

Financing activities:
Proceeds from U.S. credit agreement term loan	219,000	219,000	—	—
Repayments under U.S. credit agreement term loan	(10,000)	(10,000)	—	—
Proceeds from mortgage facility	42,400	—	42,400	—
Net borrowings (repayments) of other long-term debt	(1,520)	77,263	7,794	(86,577)
Net (repayments) borrowings of floor plan notes payable — non-trade	(52,783)	—	(63,451)	10,668
Payment of deferred financing costs	(661)	(521)	—	(140)
Proceeds from exercises of options, including excess tax benefit	821	821	—	—
Repurchase of common stock	(53,661)	(53,661)	—	—
Distributions from (to) parent	—	—	4,824	(4,824)
Dividends	(33,902)	(33,902)	—	—

Net cash from continuing financing activities	109,694	199,000	(8,433)	(80,873)

Net cash from discontinued operations	31,169	—	24,740	6,429

Net change in cash and cash equivalents	3,492	—	10,382	(6,890)
Cash and cash equivalents, beginning of period	13,616	—	3,744	9,872

Cash and cash equivalents, end of period	$17,108	$—	$14,126	$2,982

Schedule II
PENSKE AUTOMOTIVE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Deductions,	Balance
	Beginning		Recoveries,	at End
Description	of Year	Additions	& Other	of Year
	(In thousands)
Year Ended December 31, 2010
Allowance for doubtful accounts	$1,689	$985	$(718)	$1,956
Tax valuation allowance	6,073	3,213	(1,951)	7,335
Year Ended December 31, 2009
Allowance for doubtful accounts	$2,081	$1,218	$(1,610)	$1,689
Tax valuation allowance	3,378	3,649	(954)	6,073
Year Ended December 31, 2008
Allowance for doubtful accounts	$2,870	$1,365	$(2,154)	$2,081
Tax valuation allowance	2,337	1,041	—	3,378