Form 10-Q
period 2011-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2011-05-03
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2011, there were 92,628,403 shares of voting common stock outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	3

Consolidated Condensed Statements of Income for the three months ended March 31, 2011 and 2010	4

Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010	5

Consolidated Condensed Statement of Equity for the three months ended March 31, 2011	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative & Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 6. Exhibits	38

EX-4.1
EX-4.2
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$35,229	$17,544
Accounts receivable, net of allowance for doubtful accounts of $2,139 and $1,945	424,263	394,352
Inventories	1,536,379	1,489,169
Other current assets	84,367	69,116
Assets held for sale	37,342	49,544

Total current assets	2,117,580	2,019,725
Property and equipment, net	765,967	729,144
Goodwill	832,238	814,336
Franchise value	205,637	203,401
Equity method investments	280,591	288,406
Other long-term assets	17,823	14,820

Total assets	$4,219,836	$4,069,832

LIABILITIES AND EQUITY
Floor plan notes payable	$981,992	$949,129
Floor plan notes payable — non-trade	532,700	503,018
Accounts payable	235,469	256,834
Accrued expenses	231,824	205,006
Current portion of long-term debt	11,903	10,593
Liabilities held for sale	27,321	35,638

Total current liabilities	2,021,209	1,960,218
Long-term debt	784,271	769,285
Deferred tax liabilities	176,005	178,406
Other long-term liabilities	139,314	116,070

Total liabilities	3,120,799	3,023,979
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 92,628 shares issued and outstanding at March 31, 2011; 92,100 shares issued and outstanding at December 31, 2010	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	742,211	738,728
Retained earnings	338,413	304,486
Accumulated other comprehensive income (loss)	14,848	(1,673)

Total Penske Automotive Group stockholders’ equity	1,095,481	1,041,550

Non-controlling interest	3,556	4,303

Total equity	1,099,037	1,045,853

Total liabilities and equity	$4,219,836	$4,069,832

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,435,133	$1,232,070
Used vehicle	823,924	696,463
Finance and insurance, net	68,008	59,415
Service and parts	356,591	333,941
Fleet and wholesale vehicle	173,546	155,294

Total revenues	2,857,202	2,477,183

Cost of sales:
New vehicle	1,321,847	1,130,588
Used vehicle	757,116	639,775
Service and parts	153,429	145,748
Fleet and wholesale	170,531	151,538

Total cost of sales	2,402,923	2,067,649

Gross profit	454,279	409,534
Selling, general and administrative expenses	369,519	335,328
Depreciation	12,265	12,190

Operating income	72,495	62,016
Floor plan interest expense	(7,163)	(8,288)
Other interest expense	(11,401)	(12,720)
Debt discount amortization	(1,718)	(2,915)
Equity in earnings of affiliates	22	(429)
Gain on debt repurchase	—	605

Income from continuing operations before income taxes	52,235	38,269
Income taxes	(15,728)	(14,265)

Income from continuing operations	36,507	24,004
Loss from discontinued operations, net of tax	(2,510)	(3,672)

Net income	33,997	20,332
Less: Income (loss) attributable to non-controlling interests	70	(22)

Net income attributable to Penske Automotive Group common stockholders	$33,927	$20,354

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.39	$0.26
Discontinued operations	(0.03)	(0.04)
Net income attributable to Penske Automotive Group common stockholders	$0.37	$0.22
Shares used in determining basic earnings per share	92,472	91,890
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.39	$0.26
Discontinued operations	(0.03)	(0.04)
Net income attributable to Penske Automotive Group common stockholders	$0.37	$0.22
Shares used in determining diluted earnings per share	92,554	91,961
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$36,507	$24,004
Less: Income (loss) attributable to non-controlling interests	70	(22)

Income from continuing operations, net of tax	36,437	24,026
Loss from discontinued operations, net of tax	(2,510)	(3,672)

Net income attributable to Penske Automotive Group common stockholders	$33,927	$20,354
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$33,997	$20,332
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	12,265	12,190
Debt discount amortization	1,718	2,915
Earnings of equity method investments	(22)	429
Loss from discontinued operations, net of tax	2,510	3,672
Deferred income taxes	6,358	8,325
Gain on debt repurchase	—	(605)
Changes in operating assets and liabilities:
Accounts receivable	(28,629)	(51,330)
Inventories	(39,286)	(42,296)
Floor plan notes payable	32,862	45,365
Accounts payable and accrued expenses	(1,699)	32,786
Other	(11,050)	3,037

Net cash from continuing operating activities	9,024	34,820

Investing Activities:
Purchase of equipment and improvements	(21,111)	(18,427)
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $5,862 and $5,683, respectively	(14,011)	(9,362)
Other	3,490	—

Net cash from continuing investing activities	(31,632)	(27,789)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	16,500	164,000
Repayments under U.S. credit agreement revolving credit line	(16,500)	(164,000)
Repurchase of 3.5% senior subordinated convertible notes	—	(71,744)
Net borrowings (repayments) of other long-term debt	7,591	(1,816)
Net borrowings of floor plan notes payable — non-trade	29,682	62,576
Proceeds from exercises of options, including excess tax benefit	1,645	211

Net cash from continuing financing activities	38,918	(10,773)

Discontinued operations:
Net cash from discontinued operating activities	1,205	17,215
Net cash from discontinued investing activities	2,593	(3,801)
Net cash from discontinued financing activities	(2,423)	205

Net cash from discontinued operations	1,375	13,619

Net change in cash and cash equivalents	17,685	9,877
Cash and cash equivalents, beginning of period	17,544	14,110

Cash and cash equivalents, end of period	$35,229	$23,987

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$11,079	$13,408
Income taxes	9,093	7,441
Seller financed/assumed debt	4,865	—
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued		Paid-in	Retained	Comprehensive	Attributable to Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Automotive Group	Interest	Equity
	(Unaudited)
	(Dollars in thousands)
Balance, January 1, 2011	92,099,552	$9	$738,728	$304,486	$(1,673)	$1,041,550	$4,303	$1,045,853
Equity compensation	409,183	—	1,613	—	—	1,613	—	1,613
Exercise of options, including tax benefit of $533	119,668	—	1,645	—	—	1,645	—	1,645
Distributions to non-controlling interests	—	—	—	—	—	—	(974)	(974)
Purchase of subsidiary shares from non-controlling interest	—		225			225	157	382
Foreign currency translation	—	—	—	—	16,851	16,851	—	16,851
Other	—	—	—	—	(330)	(330)	—	(330)
Net income	—	—	—	33,927	—	33,927	70	33,997

Balance, March 31, 2011	92,628,403	$9	$742,211	$338,413	$14,848	$1,095,481	$3,556	$1,099,037

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Business Overview
Penske Automotive Group, Inc. (the “Company”) is the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of March 31, 2011, the Company operated 326 retail franchises, of which 172 franchises are located in the U.S. and 154 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. Each of the Company’s dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, the Company generates higher-margin revenue at each of its dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. The Company also holds a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider.
During the three months ended March 31, 2011, we acquired three franchises, including Audi in Willoughby, Ohio and BMW and MINI in Maidenhead, England. We also disposed of two franchises, including Hyundai in Avondale, Arizona and Lincoln in Little Rock, AR.
The Company is also the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico through its wholly-owned subsidiary, smart USA Distributor, LLC (“smart USA”). In February 2011, the Company began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed in June 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control. As a result, smart USA has been treated as a discontinued operation for all periods presented in the accompanying financial statements.
Basis of Presentation
The following unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through March 31, 2011, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, which are included as part of the Company’s Annual Report on Form 10-K.
Results for three months ended March 31, 2010 include a $605 pre-tax gain relating to the repurchase of $71,110 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes (“Convertible Notes”).
Discontinued Operations
The Company accounts for dispositions in its retail operations as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations. As noted above, the Company is accounting for the pending disposition of its smart USA distribution operation as a discontinued operation.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The distribution segment has been presented as a discontinued operation as the Company believes it probable that the transition of the distribution rights of the smart fortwo from smart USA to Mercedes-Benz USA will be completed in June 2011. Additionally, after the transition is complete, the Company will not have any continuing role in the distribution of the smart fortwo, and as a result is not expected to realize any significant operations or cash flows relating to distribution activities.
Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended March 31,
	2011	2010
Revenues	$23,296	$20,589
Pre-tax (loss) income	(5,230)	(5,758)
Gain (loss) on disposal	1,071	—

	March 31,	December 31,
	2011	2010

Inventories	$24,432	$35,057
Other assets	12,909	14,487

Total assets	$37,341	$49,544

Floor plan notes payable (including non-trade)	$22,279	$26,568
Other liabilities	5,041	9,070

Total liabilities	$27,320	$35,638

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

	March 31, 2011
	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$386,250
3.5% senior subordinated convertible notes due 2026	150,602	150,866

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
2. Inventories
Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
New vehicles	$1,039,579	$1,040,002
Used vehicles	419,125	372,653
Parts, accessories and other	77,675	76,514

Total inventories	$1,536,379	$1,489,169

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $8,589 and $5,333 during the three months ended March 31, 2011 and 2010, respectively.
3. Business Combinations
The Company acquired three and two franchises during the three months ended March 31, 2011 and 2010, respectively, in its retail operations (not including the German operations noted below). The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2011 and 2010 follows:

	March 31,
	2011	2010
Accounts receivable	$953	$—
Inventory	7,923	6,336
Other current assets	—	17
Property and equipment	1,671	—
Goodwill	7,038	3,014
Other assets	628	—
Current liabilities	(2,491)	(5)

Total consideration	15,722	9,362
Seller financed/assumed debt	(1,711)	—

Cash used in dealership acquisitions	$14,011	$9,362

In the first quarter of 2010, the Company exited one of its German joint ventures by exchanging its 50% interest in the joint venture for 100% ownership in three BMW franchises previously held by the joint venture. The Company recorded $13,331 of intangible assets in connection with this transaction.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
4. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and franchise value during the three months ended March 31, 2011:

		Franchise
	Goodwill	Value
Balance, January 1, 2011	$814,336	$203,401
Additions	7,120	—
Foreign currency translation	10,782	2,236

Balance, March 31, 2011	$832,238	$205,637

5. Floor Plan Notes Payable — Trade and Non-trade
The Company finances substantially all of its new and a portion of its used vehicle inventories under revolving floor plan arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. In the U.S., substantially all of our floor plan arrangements are due on demand; however, the Company has not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. The Company typically makes monthly interest payments on the amount financed. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less and the Company is generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity.
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
6. Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 follows:

	Three Months Ended
	March 31,
	2011	2010
Weighted average number of common shares outstanding	92,472	91,890
Effect of non-participatory equity compensation	82	71

Weighted average number of common shares outstanding, including effect of dilutive securities	92,554	91,961

There were no anti-dilutive stock options outstanding during the three months ended March 31, 2011 or 2010. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of March 31, 2011 and 2010, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
7. Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2011	2010
U.S. credit agreement — revolving credit line	$—	$—
U.S. credit agreement — term loan	134,000	134,000
U.K. credit agreement — revolving credit line	56,154	54,597
U.K. credit agreement — term loan	2,832	5,505
U.K. credit agreement — overdraft line of credit	17,408	7,116
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	150,602	148,884
Mortgage facilities	50,604	46,052
Other	9,574	8,724

Total long-term debt	796,174	779,878
Less: current portion	(11,903)	(10,593)

Net long-term debt	$784,271	$769,285

U.S. Credit Agreement
The Company is party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $300,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $134,000, and for an additional $10,000 of availability for letters of credit, through September 30, 2013. The revolving loans bear interest at a defined LIBOR plus 2.75%, subject to an incremental 0.75% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with defined financial and other tests and ratios, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2011, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2011, $134,000 of term loans and $1,250 of letters of credit were outstanding under the U.S. Credit Agreement.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a demand overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used to finance acquisitions, and for working capital and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £90,200 in revolving loans through August 31, 2013, which bear interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand overdraft line of credit for up to £10,000 that bears interest at the Bank of England Base Rate plus 1.75%. The maximum permitted revolving loan balance will be increased in the future by amounts equal to any term loan principal repayments.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with defined ratios and tests, including: a ratio of EBITAR to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2011, the U.K. Subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of March 31, 2011, outstanding loans under the U.K. Credit Agreement amounted to £47,615 ($76,394), including £1,765 ($2,832) under the term loan.
7.75% Senior Subordinated Notes
In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus a defined “make-whole” premium. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2011, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
As of March 31, 2011, the Company had $150,602 of 3.5% senior subordinated convertible notes (the “Convertible Notes”) outstanding. Holders of the Convertible Notes had the right to require the Company to purchase their Convertible Notes on April 1, 2011. Of the Convertible Notes outstanding on April 1, 2011, $87,278 were validly tendered to the Company. As a result, $63,324 of the Convertible Notes remain outstanding. Remaining holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. Based on the ability and intent to refinance the redemption of the Convertible Notes, the Company has classified them as long-term in the Consolidated Condensed Balance Sheet as of March 31, 2011.
The remaining Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2010, the Company was in compliance with all negative covenants and there were no events of default.
Holders of the Convertible Notes may convert them based on a conversion rate of 42.7796 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.38 per share), subject to adjustment, only under the following circumstances: (1) in any quarterly period, if the closing price of our common stock for twenty of the last thirty trading days in the prior quarter exceeds $28.05 (subject to adjustment), (2) for specified periods, if the trading price of the Convertible Notes falls below specific thresholds, (3) if the Convertible Notes are called for redemption, (4) if specified distributions to holders of our common stock are made or specified corporate transactions occur, (5) if a fundamental change (as defined) occurs, or (6) during the ten trading days prior to, but excluding, the maturity date.
Upon conversion of the Convertible Notes, for each $1,000 principal amount of the Convertible Notes, a holder will receive an amount in cash, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture covering the Convertible Notes, of the number of shares of common stock equal to the conversion rate. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash, common stock or a combination of cash and common stock with respect to the remaining value deliverable upon conversion. The Company will pay additional cash interest commencing with six-month periods beginning on April 1, 2011, if the average trading price of a Convertible Note for certain periods in the prior six-month period equals 120% or more of the principal amount of the Convertible Notes.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date.
On issuance of the Convertible Notes, the Company recorded a debt discount which was amortized as additional interest expense through March 31, 2011. The annual effective interest rate on the liability component was 8.25% through March 31, 2011. Beginning April 1, 2011, the annual effective interest rate will be 3.5%.
Mortgage Facilities
The Company is party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2011, we owed $50,604 of principal under our mortgage facilities.
8. Interest Rate Swaps
The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. The Company is party to forward-starting interest rate swap agreements beginning January 2012 through December 2014 pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt is fixed at 2.135%. The Company may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements.
Through January 2011, the Company was party to interest rate swap agreements pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%.
The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of March 31, 2011, the fair value of the swaps designated as hedging instruments was estimated to be a net asset of $351.
During the three months ended March 31, 2010, the Company recognized a net gain in accumulated other comprehensive income (loss) of $924 related to the effective portion of the interest rate swap agreements designated as hedging instruments, and reclassified $2,306 of the existing derivative losses from accumulated other comprehensive income (loss) into floor plan interest expense. During the three months ended March 31, 2010, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.8%. The impact of the swaps on the weighted average interest rate of the Company’s floor plan borrowings during the three months ended March 31, 2011 was insignificant.
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2011, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at the Company’s election. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with defined financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of March 31, 2011, the Company was in compliance with all covenants under these leases.

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
The Company is potentially subject to additional purchase commitments relating to the smart distribution business as a result of its smart distribution agreement, smart franchise agreements and state franchise laws. These commitments have not historically had a material adverse effect on the Company’s results of operations, financial condition or cash flows. The Company has announced that it intends to transition the smart distribution business to Mercedes-Benz USA. In connection with this transaction, the Company will be required to fulfill certain of these purchase commitments, though the Company does not expect fulfillment of the commitment to have a material adverse effect on its future results of operations, financial condition or cash flows in part because Mercedes-Benz USA has announced its intention to continue distribution of the smart fortwo after completion of the transaction.
The Company has $20,066 of letters of credit outstanding as of March 31, 2011, and has posted $14,270 of surety bonds in the ordinary course of business.
10. Equity
Comprehensive income (loss)
Other comprehensive income (loss) includes foreign currency translation gains and losses, as well as changes relating to other immaterial items, including certain defined benefit plans in the U.K. and changes in the fair value of interest rate swap agreements, each of which has been excluded from net income and reflected in equity. Total comprehensive income (loss) is summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
Attributable to Penske Automotive Group:
Net income	$33,927	$20,354
Other comprehensive income (loss):
Foreign currency translation	16,851	(27,708)
Other	(330)	3,186

Total attributable to Penske Automotive Group	50,448	(4,168)

Attributable to the non-controlling interest:
Income (loss)	70	(22)

Total comprehensive income (loss)	$50,518	$(4,190)

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
11. Segment Information
The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations and (ii) PAG Investments, consisting of our investments in businesses other than automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The Company previously presented its smart USA distribution operation as a third reportable segment. That operation is currently held for sale and is presented in discontinued operations.
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
Three Months Ended March 31

		PAG
	Retail	Investments	Total
Revenues
2011	$2,857,202	$—	$2,857,202
2010	2,477,183	—	2,477,183
Adjusted segment income
2011	51,111	1,124	52,235
2010	38,169	(505)	37,664
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes.

	Three Months Ended
	March 31,
	2011	2010
Adjusted segment income	$52,235	$37,664
Gain on debt repurchase	—	605

Income from continuing operations before income taxes	$52,235	$38,269

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Consolidating Condensed Financial Information
The following tables include condensed consolidating financial information as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and 2010 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2011

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$35,229	$—	$—	$33,720	$1,509
Accounts receivable, net	424,263	(280,726)	280,726	222,578	201,685
Inventories	1,536,379	—	—	875,858	660,521
Other current assets	84,367	—	1,755	37,997	44,615
Assets held for sale	37,342	—	—	37,342	—

Total current assets	2,117,580	(280,726)	282,481	1,207,495	908,330
Property and equipment, net	765,967	—	20,955	462,680	282,332
Intangible assets	1,037,875	—	—	583,306	454,569
Equity method investments	280,591	—	227,031	—	53,560
Other long-term assets	17,823	(1,246,463)	1,256,483	5,794	2,009

Total assets	$4,219,836	$(1,527,189)	$1,786,950	$2,259,275	$1,700,800

Floor plan notes payable	$981,992	$—	$—	$549,193	$432,799
Floor plan notes payable — non-trade	532,700	—	25,000	267,771	239,929
Accounts payable	235,469	—	2,079	89,893	143,497
Accrued expenses	231,824	(280,726)	1,232	130,756	380,562
Current portion of long-term debt	11,903	—	—	4,369	7,534
Liabilities held for sale	27,321	—	—	27,321	—

Total current liabilities	2,021,209	(280,726)	28,311	1,069,303	1,204,321
Long-term debt	784,271	(78,093)	659,602	51,107	151,655
Deferred tax liabilities	176,005	—	—	162,919	13,086
Other long-term liabilities	139,314	—	—	117,420	21,894

Total liabilities	3,120,799	(358,819)	687,913	1,400,749	1,390,956
Total equity	1,099,037	(1,168,370)	1,099,037	858,526	309,844

Total liabilities and equity	$4,219,836	$(1,527,189)	$1,786,950	$2,259,275	$1,700,800

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$17,544	$—	$—	$15,173	$2,371
Accounts receivable, net	394,352	(269,021)	269,021	238,951	155,401
Inventories	1,489,169	—	—	914,194	574,975
Other current assets	69,116	—	1,127	33,030	34,959
Assets held for sale	49,544	—	—	49,544	—

Total current assets	2,019,725	(269,021)	270,148	1,250,892	767,706
Property and equipment, net	729,144	—	4,957	456,426	267,761
Intangible assets	1,017,737	—	—	495,149	522,588
Equity method investments	288,406	—	234,214	—	54,192
Other long-term assets	14,820	(1,212,538)	1,222,168	3,236	1,954

Total assets	$4,069,832	$(1,481,559)	$1,731,487	$2,205,703	$1,614,201

Floor plan notes payable	$949,129	$—	$—	$597,116	$352,013
Floor plan notes payable — non-trade	503,018	—	25,000	298,697	179,321
Accounts payable	256,834	—	2,186	89,336	165,312
Accrued expenses	205,006	(269,021)	564	98,332	375,131
Current portion of long-term debt	10,593	—	—	1,264	9,329
Liabilities held for sale	35,638	—	—	35,638	—

Total current liabilities	1,960,218	(269,021)	27,750	1,120,383	1,081,106
Long-term debt	769,285	(77,593)	657,884	49,689	139,305
Deferred tax liabilities	178,406	—	—	165,666	12,740
Other long-term liabilities	116,070	—	—	100,026	16,044

Total liabilities	3,023,979	(346,614)	685,634	1,435,764	1,249,195
Total equity	1,045,853	(1,134,945)	1,045,853	769,939	365,006

Total liabilities and equity	$4,069,832	$(1,481,559)	$1,731,487	$2,205,703	$1,614,201

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2011

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,857,202	$—	$—	$1,630,092	$1,227,110
Cost of sales	2,402,923	—	—	1,358,619	1,044,304

Gross profit	454,279	—	—	271,473	182,806
Selling, general and administrative expenses	369,519	—	4,949	225,340	139,230
Depreciation	12,265	—	285	6,682	5,298

Operating income (loss)	72,495	—	(5,234)	39,451	38,278
Floor plan interest expense	(7,163)	—	(133)	(4,057)	(2,973)
Other interest expense	(11,401)	—	(6,416)	(611)	(4,374)
Debt discount amortization	(1,718)	—	(1,718)	—	—
Equity in earnings of affiliates	22	—	1,231	—	(1,209)
Equity in earnings of subsidiaries	—	(64,435)	64,435	—	—

Income (loss) from continuing operations before income taxes	52,235	(64,435)	52,165	34,783	29,722
Income taxes	(15,728)	19,427	(15,728)	(11,144)	(8,283)

Income (loss) from continuing operations	36,507	(45,008)	36,437	23,639	21,439
(Loss) income from discontinued operations, net of tax	(2,510)	2,510	(2,510)	(2,510)	—

Net income (loss)	33,997	(42,498)	33,927	21,129	21,439
Less: Loss attributable to the non- controlling interests	70	—	—	—	70

Net income (loss) attributable to Penske Automotive Group common stockholders	$33,927	$(42,498)	$33,927	$21,129	$21,369

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,477,183	$—	$—	$1,379,969	$1,097,214
Cost of sales	2,067,649	—	—	1,138,613	929,036

Gross profit	409,534	—	—	241,356	168,178
Selling, general and administrative expenses	335,328	—	4,593	202,506	128,229
Depreciation	12,190	—	290	6,776	5,124

Operating income (loss)	62,016	—	(4,883)	32,074	34,825
Floor plan interest expense	(8,288)	—	—	(5,828)	(2,460)
Other interest expense	(12,720)	—	(8,047)	(555)	(4,118)
Debt discount amortization	(2,915)	—	(2,915)	—	—
Equity in earnings of affiliates	(429)	—	347	—	(776)
Gain on debt repurchase	605	—	605	—	—
Equity in earnings of subsidiaries	—	(53,184)	53,184	—	—

Income (loss) from continuing operations before income taxes	38,269	(53,184)	38,291	25,691	27,471
Income taxes	(14,265)	19,813	(14,265)	(12,307)	(7,506)

Income (loss) from continuing operations	24,004	(33,371)	24,026	13,384	19,965

(Loss) income from discontinued operations, net of tax	(3,672)	3,672	(3,672)	(3,672)	—

Net income (loss)	20,332	(29,699)	20,354	9,712	19,965
Less: Loss attributable to the non- controlling interests	(22)	—	—	—	(22)

Net income (loss) attributable to Penske Automotive Group common stockholders	$20,354	$(29,699)	$20,354	$9,712	$19,987

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$9,024	$(1,050)	$71,065	$(60,991)

Investing activities:
Purchase of equipment and improvements	(21,111)	(595)	(7,769)	(12,747)
Dealership acquisitions, net	(14,011)	—	(12,331)	(1,680)
Other	3,490	—	—	3,490

Net cash from continuing investing activities	(31,632)	(595)	(20,100)	(10,937)

Financing activities:
Net borrowings (repayments) of other long-term debt	7,591	—	(6,766)	14,357
Net borrowings (repayments) of floor plan notes payable — non-trade	29,682	—	(30,926)	60,608

Proceeds from exercises of options, including excess tax benefit	1,645	1,645	—	—
Distributions from (to) parent	—	—	3,899	(3,899)

Net cash from continuing financing activities	38,918	1,645	(33,793)	71,066

Net cash from discontinued operations	1,375	—	1,375	—

Net change in cash and cash equivalents	17,685	—	18,547	(862)
Cash and cash equivalents, beginning of period	17,544	—	15,173	2,371

Cash and cash equivalents, end of period	$35,229	$—	$33,720	$1,509

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$34,820	$50,516	$(29,298)	$13,602

Investing activities:
Purchase of equipment and improvements	(18,427)	17	(14,130)	(4,314)
Dealership acquisitions, net	(9,362)	—	(9,362)	—

Net cash from continuing investing activities	(27,789)	17	(23,492)	(4,314)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(71,744)	(71,744)	—	—
Net borrowings (repayments) of other long-term debt	(1,816)	—	1,296	(3,112)
Net borrowings (repayments) of floor plan notes payable — non-trade	62,576	21,000	44,171	(2,595)
Proceeds from exercises of options, including excess tax benefit	211	211	—	—
Distributions from (to) parent	—	—	283	(283)

Net cash from continuing financing activities	(10,773)	(50,533)	45,750	(5,990)

Net cash from discontinued operations	13,619	—	13,619	—

Net change in cash and cash equivalents	9,877	—	6,579	3,298
Cash and cash equivalents, beginning of period	14,110	—	12,455	1,655

Cash and cash equivalents, end of period	$23,987	$—	$19,034	$4,953

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through March 31, 2011.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of March 31, 2011, we operated 326 retail automotive franchises, of which 172 franchises are located in the U.S. and 154 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. We are diversified geographically, with 62% of our total revenues in 2011 generated in the U.S. and Puerto Rico and 38% generated outside the U.S. We offer a full range of vehicle brands with 96% of our total retail revenue in 2011 generated from brands of non-U.S. based manufacturers, and 67% generated from premium brands, such as Audi, BMW, Cadillac, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
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
We are also the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico through our wholly-owned subsidiary, smart USA Distributor, LLC (“smart USA”). In February 2011, we began discussions with Mercedes-Benz USA to transition distribution of the smart fortwo to Mercedes-Benz USA. This transaction, estimated to be completed in June 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control. As a result, smart USA has been treated as a discontinued operation for all periods presented in the accompanying financial statements.
Outlook
The level of new automotive unit sales in our markets impacts our results. While the new vehicle market began to improve and the amount of customer traffic visiting our dealerships improved during 2010 and in the first quarter of 2011, the level of automotive sales in the U.S. remains at a low level compared to the last 10 years. There are market expectations for continued improvement in the automotive market in the U.S. over the next several years, although the level of such improvement is uncertain. The relatively low level of new retail automotive sales in the U.S. since 2009 has led to a decline in the number of 2009 and 2010 vehicles in operation, which may adversely impact availability and pricing in our used vehicle operations and may also negatively impact demand in our parts and service operations. In addition, worldwide production of vehicles is expected to be reduced for an indefinite period of time due to the earthquake and tsunami that struck Japan in March 2011. Any such continuing disruptions may reduce our ability to purchase vehicles, which may adversely impact our operations.
Many of the same economic factors, including potential product shortages resulting from the earthquake and tsunami that struck Japan, have and may continue to impact the German and U.K. automotive markets. There are market expectations that new vehicle sales in the U.K. will decline in 2011 compared to 2010, however, we believe the premium/luxury market will be more resilient than the retail market as a whole. The German market experienced a sharp decline in new unit sales in 2010 as government sponsored incentive programs expired. There are market expectations that the German automotive market will recover somewhat in 2011, although the level of recovery is uncertain.
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

Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $44.7 million, or 10.9%, during the three months ended March 31, 2011 compared to the same period in prior year. The increase in gross profit is largely attributable to same-store increases in new and used unit sales and service and parts revenues. Our retail gross margin percentage declined from 17.5% during the three months ended March 31, 2010 to 16.8% during the three months ended March 31, 2011, due primarily to an increase in the percentage of our revenues generated by vehicle sales.
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
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has decreased during the three months ended March 31, 2011 as a result of lower applicable interest rates, including the impact of interest rate swap transactions. Our other interest expense has decreased during the three months ended March 31, 2011 due to term loan repayments and repurchases of our 3.5% senior subordinated convertible notes due 2026 (the “Convertible Notes”).
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
The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Forward-Looking Statements.”
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

Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the three months ended March 31, 2011 and 2010, we earned $138.4 million and $82.0 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $136.0 million and $80.2 million was recorded as a reduction of cost of sales.
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
Impairment Testing
Franchise value impairment is assessed as of October 1 every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized up to that excess. The fair value of franchise value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, franchise profit margins, and our cost of capital. We also evaluate our franchise agreements in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise agreements have an indefinite life.
Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). There is no goodwill recorded in our PAG Investments reportable segment. An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. The fair value of goodwill is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, franchise profit margins, and our cost of capital. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the estimated fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to any excess of the carrying value over the implied fair value.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $280.6 million and $288.4 million as of March 31, 2011 and December 31, 2010, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above any such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $24.0 million and $22.8 million as of March 31, 2011 and December 31, 2010, respectively. Changes in the reserve estimate during 2011 relate primarily to our general liability and workers compensation programs.
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
Classification in Continuing and Discontinued Operations
We classify the results of our operations in our consolidated financial statements based on generally accepted accounting principles relating to discontinued operations, which requires judgments, including whether a business will be divested, the period required to complete the divestiture, and the likelihood of changes to the divestiture plans. If we determine that a business should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated financial statements for prior periods are revised to reflect such reclassification.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2009, the results of the acquired entity would be included in annual same store comparisons beginning with the year ended December 31, 2011 and in quarterly same store comparisons beginning with the quarter ended June 30, 2010.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Our results for the three months ended March 31, 2010 include a gain of $0.6 million ($0.4 million after-tax) relating to the repurchase of $71.1 million aggregate principal amount of our Convertible Notes.
New Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
New retail unit sales	40,030	36,132	3,898	10.8%
Same store new retail unit sales	38,609	35,980	2,629	7.3%
New retail sales revenue	$1,435.1	$1,232.1	203.0	16.5%
Same store new retail sales revenue	$1,382.1	$1,228.6	153.5	12.5%
New retail sales revenue per unit	$35,851	$34,099	1,752	5.1%
Same store new retail sales revenue per unit	$35,796	$34,147	1,649	4.8%
Gross profit — new	$113.3	$101.5	11.8	11.6%
Same store gross profit — new	$109.0	$101.1	7.9	7.8%
Average gross profit per new vehicle retailed	$2,830	$2,809	21	0.7%
Same store average gross profit per new vehicle retailed	$2,824	$2,810	14	0.5%
Gross margin % — new	7.9%	8.2%	-0.3%	-3.7%
Same store gross margin % — new	7.9%	8.2%	-0.3%	-3.7%

Units
Retail unit sales of new vehicles increased 3,898 units, or 10.8%, from 2010 to 2011. The increase is due to a 2,629 unit, or 7.3%, increase in same store retail unit sales during the period, coupled with a 1,269 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in our volume foreign brand stores in the U.S. and, to a lesser extent, increases in our premium brand stores in the U.S. and U.K.
Revenues
New vehicle retail sales revenue increased $203.0 million, or 16.5%, from 2010 to 2011. The increase is due to a $153.5 million, or 12.5%, increase in same store revenues, coupled with a $49.5 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the 7.3% increase in retail unit sales, which increased revenue by $94.1 million, coupled with a $1,649, or 4.8%, increase in average selling prices per unit which increased revenue by $59.3 million.
Gross Profit
Retail gross profit from new vehicle sales increased $11.8 million, or 11.6%, from 2010 to 2011. The increase is due to a $7.9 million, or 7.8%, increase in same store gross profit, coupled with a $3.9 million increase from net dealership acquisitions. The same store increase is due primarily to the 7.3% increase in retail unit sales, which increased gross profit by $7.4 million, coupled with a $14, or 0.5%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $0.5 million.
Used Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Used retail unit sales	31,597	26,751	4,846	18.1%
Same store used retail unit sales	30,319	26,722	3,597	13.5%
Used retail sales revenue	$823.9	$696.5	127.4	18.3%
Same store used retail sales revenue	$793.9	$696.0	97.9	14.1%
Used retail sales revenue per unit	$26,076	$26,035	41	0.2%
Same store used retail sales revenue per unit	$26,184	$26,047	137	0.5%
Gross profit — used	$66.8	$56.7	10.1	17.8%
Same store gross profit — used	$65.1	$56.7	8.4	14.8%
Average gross profit per used vehicle retailed	$2,114	$2,119	(5)	-0.2%
Same store average gross profit per used vehicle retailed	$2,147	$2,121	26	1.2%
Gross margin % — used	8.1%	8.1%	0.0%	0.0%
Same store gross margin % — used	8.2%	8.1%	0.1%	1.2%
Units
Retail unit sales of used vehicles increased 4,846 units, or 18.1%, from 2010 to 2011. The increase is due to a 3,597 unit, or 13.5%, increase in same store retail unit sales, coupled with a 1,249 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S.
Revenues
Used vehicle retail sales revenue increased $127.4 million, or 18.3%, from 2010 to 2011. The increase is due to a $97.9 million, or 14.1%, increase in same store revenues, coupled with a $29.5 million increase from net dealership acquisitions. The same store revenue increase is due to the 13.5% increase in same store retail unit sales which increased revenue by $94.2 million, coupled with a $137, or 0.5%, increase in comparative average selling prices per unit, which increased revenue by $3.7 million.
Gross Profit
Retail gross profit from used vehicle sales increased $10.1 million, or 17.8%, from 2010 to 2011. The increase is due to an $8.4 million, or 14.8%, increase in same store gross profit, coupled with a $1.7 million increase from net dealership acquisitions. The increase in same store gross profit is due to the 13.5% increase in used retail unit sales, which increased gross profit by $7.7 million, coupled with a $26, or 1.2%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $0.7 million.

Finance and Insurance Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Finance and insurance revenue	$68.0	$59.4	$8.6	14.5%
Same store finance and insurance revenue	$66.5	$59.3	$7.2	12.1%
Finance and insurance revenue per unit	$949	$945	$4	0.4%
Same store finance and insurance revenue per unit	$965	$945	$20	2.1%
Finance and insurance revenue increased $8.6 million, or 14.5%, from 2010 to 2011. The increase is due to a $7.2 million, or 12.1%, increase in same store revenues during the period, coupled with a $1.4 million increase from net dealership acquisitions. The same store revenue increase is due to a 9.9% increase in total retail unit sales, which increased revenue by $6.0 million, coupled with a $20, or 2.1%, increase in comparative average finance and insurance revenue per unit which increased revenue by $1.2 million.
Service and Parts Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Service and parts revenue	$356.6	$333.9	22.7	6.8%
Same store service and parts revenue	$345.0	$333.6	11.4	3.4%
Gross profit	$203.2	$188.2	15.0	8.0%
Same store gross profit	$196.9	$187.9	9.0	4.8%
Gross margin	57.0%	56.4%	0.6%	1.1%
Same store gross margin	57.1%	56.3%	0.8%	1.4%
Revenues
Service and parts revenue increased $22.7 million, or 6.8%, from 2010 to 2011. The increase is due to an $11.4 million, or 3.4%, increase in same store revenues during the period, coupled with an $11.3 million increase from net dealership acquisitions. The same store increase relates primarily to our U.S. operations. We believe the year over year increase is primarily due to increased consumer demand as a result of improving economic conditions.
Gross Profit
Service and parts gross profit increased $15.0 million, or 8.0%, from 2010 to 2011. The increase is due to a $9.0 million, or 4.8%, increase in same store gross profit during the period, coupled with a $6.0 million increase from net dealership acquisitions. The same store gross profit increase is due to the $11.4 million, or 3.4%, increase in same store revenues, which increased gross profit by $6.5 million, coupled with a 1.4% increase in gross margin, which increased gross profit by $2.5 million.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $34.2 million, or 10.2%, from $335.3 million to $369.5 million. The aggregate increase is due to a $23.6 million, or 7.1%, increase in same store SG&A, coupled with a $10.6 million increase from net dealership acquisitions. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of the 4.8% increase in same store retail gross profit versus the prior year. SG&A expenses decreased as a percentage of gross profit from 81.9% to 81.3%.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $1.1 million, or 13.6%, from $8.3 million to $7.2 million due to a decrease in same store floor plan interest expense. The same store decrease is due primarily to decreases in applicable interest rates.

Other Interest Expense
Other interest expense decreased $1.3 million, or 10.4%, from $12.7 million to $11.4 million. The decrease is due primarily to repayments under our non-amortizing U.S. term loan and repurchases of our Convertible Notes.
Debt Discount Amortization
Debt discount amortization decreased $1.2 million, from $2.9 million to $1.7 million, due primarily to the repurchase of a portion of our outstanding Convertible Notes.
Equity in Earnings of Affiliates
Equity in earnings of affiliates increased $0.4 million, from a loss of $0.4 million. The increase is due primarily to improved operating performance by PTL compared to the same period a year ago.
Gain on Debt Repurchase
During the three months ended March 31, 2010, we repurchased $71.1 million principal amount of our outstanding Convertible Notes, which had a book value, net of debt discount, of $67.5 million for $71.7 million. We allocated $5.2 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.4 million of unamortized deferred financing costs. As a result, we recorded a $0.6 pre-tax gain in connection with the repurchases.
Income Taxes
Income taxes increased $1.5 million, or 10.3%, from $14.3 million to $15.7 million. The increase from 2010 to 2011 is due to an increase in our pre-tax income versus the prior year, offset by a decrease in our estimated effective income tax rate due to a reduction in the U.K. corporate tax rate and a benefit relating to expected realization of deferred tax assets, due in large part to our anticipated exit from the distribution business.
Discontinued Operations
Amounts reported as discontinued operations consist primarily of the operations of smart USA. During the quarter, smart USA wholesale unit sales increased 674 units, or 70.5%, from 956 in 2010 to 1,630 in 2011. smart USA revenue increased $15.7 million, or 112.1%, to $29.7 million in 2011 due largely to the increase in wholesale unit sales. As a result, smart USA gross profit increased $2.6 million to $3.0 million in 2011. In total, smart USA generated a loss of $5.5 million in the first quarter of 2011 compared with a loss of $5.0 million in the first quarter of 2010 due in part to costs relating to a terminated vehicle development project.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the construction of new facilities, debt service and repayments, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends from joint venture investments, or the issuance of equity securities.
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
As of March 31, 2011, we had working capital of $96.4 million, including $35.2 million of cash, available to fund our operations and capital commitments. In addition, we had $300.0 million and £55.2 million ($88.6 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.

On April 2, 2011, we repurchased $83.3 million of our Convertible Notes at par using existing working capital and borrowings under our U.S. revolving credit agreement.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2011, we have $150.0 million in authorization under the existing securities repurchase program.
Dividends
In February 2009, we announced the suspension of our quarterly cash dividend. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then existing indebtedness, financial condition, and other factors.
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
We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.
U.S. Credit Agreement
We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC (formerly DCFS USA LLC) and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $300.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a balance of $134.0 million, and for an additional $10.0 million of availability for letters of credit, through September 30, 2013. The revolving loans bear interest at a defined LIBOR plus 2.75%, subject to an incremental 0.75% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with defined financial and other tests and ratios, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of March 31, 2011, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements.”
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of March 31, 2011, $134.0 million of term loans and $1.3 million of letters of credit were outstanding under the U.S. credit agreement.

U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement, and a demand overdraft line of credit (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The U.K. credit agreement provides for (1) up to £90.2 million in revolving loans through August 31, 2013, which bear interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, (2) a term loan which bears interest between 6.39% and 8.29% and is payable ratably in quarterly intervals until fully repaid on June 30, 2011, and (3) a demand overdraft line of credit for up to £10.0 million that bears interest at the Bank of England Base Rate plus 1.75%. The maximum permitted revolving loan balance will be increased in the future by amounts equal to any term loan principal repayments.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of EBITAR to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of March 31, 2011, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of March 31, 2011, outstanding loans under the U.K. credit agreement amounted to £47.6 million ($76.4 million), including £1.8 million ($2.8 million) under the term loan.
7.75% Senior Subordinated Notes
In December 2006, we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus a defined “make-whole” premium. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2011, we were in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
As of March 31, 2011, we had $150.6 million of Convertible Notes outstanding. Holders of the Convertible Notes had the right to require us to purchase their notes on April 1, 2011. Of the Convertible Notes outstanding on April 1, 2011, $87.3 million were validly tendered to us. As a result, $63.3 million of the Convertible Notes remain outstanding. Remaining holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date. Based on the ability and intent to refinance the redemption of the Convertible Notes, we have classified them as long-term in the Consolidated Condensed Balance Sheet as of March 31, 2011.
The remaining Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2010, we were in compliance with all negative covenants and there were no events of default.

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
We may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date. The decision to redeem any of the notes will be based on factors such as the market price of the notes and our common stock, the potential impact of any redemptions on our capital structure, and consideration of alternate uses of capital, such as for strategic investments in our current business, in addition to any then-existing limits imposed by our finance agreements.
Mortgage Facilities
We are party to several mortgages, which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2011, we owed $50.6 million of principal under our mortgage facilities.
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
During the first quarter of 2011, outstanding revolving commitments varied between no balance and $9.0 million under the U.S. credit agreement and between £5.0 million and £42.0 million under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
Interest Rate Swaps
We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to forward starting interest rate swap agreements beginning January 2012 through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements.
Through January 2011 we were party to interest rate swap agreements pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at 3.67%. During the three months ended March 31, 2011, the swaps did not have a meaningful impact on the weighted average interest rate on floor plan borrowings.
PTL Dividends
We own a 9.0% limited partnership interest in Penske Truck Leasing. During the three months ended March 31, 2011 and 2010, respectively, we received $7.8 million and $8.8 million of pro rata cash dividends relating to this investment. We currently expect to continue to receive future dividends from PTL subject in amount and timing on its performance.

Operating Leases
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with defined financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of March 31, 2011, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.
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
We are potentially subject to additional purchase commitments relating to the smart distribution business as a result of our smart distribution agreement, smart franchise agreements and state franchise laws. These commitments have not historically had a material adverse effect on our results of operations, financial condition or cash flows. We have announced that we intend to transition the smart distribution business to Mercedes-Benz USA. In connection with this transaction, we will be required to fulfill certain of these purchase commitments, though we do not expect fulfillment of the commitments to have a material adverse effect on our future results of operations, financial condition or cash flows in part because Mercedes-Benz USA has announced its intention to continue distribution of the smart fortwo after completion of the transaction. This transaction, estimated to be completed in June 2011, is subject to completion of binding documentation, regulatory approvals, and other conditions outside our control.
Cash Flows
Cash and cash equivalents increased by $17.7 million and $9.9 million during the three months ended March 31, 2011 and 2010, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $9.0 million and $34.8 million during the three months ended March 31, 2011 and 2010, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.
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

	Three Months Ended March 31,
Dollars in millions	2011	2010
Net cash from continuing operating activities as reported	$9.0	$34.8
Floor plan notes payable — non-trade as reported	37.3	62.6

Net cash from continuing operating activities including all floor plan notes payable	$46.3	$97.4

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $31.6 million and $27.8 million during the three months ended March 31, 2011 and 2010, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $21.1 million and $18.4 million during the three months ended March 31, 2011 and 2010, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of March 31, 2011, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $14.0 million and $9.4 million during the three months ended March 31, 2011 and 2010, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $5.9 million and $5.7 million, respectively. Additionally, proceeds from other investing activities during the three months ended March 31, 2011 were $3.5 million.
Cash Flows from Continuing Financing Activities
Cash provided by continuing financing activities was $38.9 million during the three months ended March 31, 2011. Cash used in continuing financing activities was $10.8 million during the three months ended March 31, 2010. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net borrowings of long-term debt of $7.6 million during the three months ended March 31, 2011. We had net repayments of long-term debt of $1.8 million during the three months ended March 31, 2010. We used $71.7 million to repurchase $71.1 million aggregate principal amount of our Convertible Notes during the three months ended March 31, 2010. We had net borrowings of floor plan notes payable non-trade of $29.7 million and $62.6 million during the three months ended March 31, 2011 and 2010, respectively.
Cash Flows from Discontinued Operations
Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that the net impact of upcoming cash transactions relating to discontinued operations will be material.
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
As discussed above, we are a 9.0% limited partner of PTL, a leading global transportation services provider. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation. Among other things, the partnership agreement provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests.
We have also entered into other joint ventures with certain related parties as more fully discussed below.
Joint Venture Relationships
We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2011, our automotive retail joint venture relationships included:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	86.56	%(A) (B)
Edison, New Jersey	Ferrari, Maserati	70.00	%(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	%(C)

(A)
An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 13.44% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	Entity is consolidated in our financial statements.

(C)	Entity is accounted for using the equity method of accounting.
In April 2011, we repurchased the remaining 30.0% interest in the Edison, New Jersey joint venture which is now a 100% owned subsidiary. During 2010, we exited one of our German joint ventures by exchanging our 50% interest in the joint venture for 100% ownership in three BMW franchises previously held by the joint venture.
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

Forward Looking Statements
This quarterly report on Form 10-Q contains “forward-looking statements” which generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:
•	our future financial and operating performance;

•	future acquisitions and dispositions;

•	future potential capital expenditures and securities repurchases;

•	our ability to realize cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy in the various countries in which we operate;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity;

•	performance of joint ventures, including PTL;

•	future foreign exchange rates;

•	the outcome of various legal proceedings;

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2010 annual report on Form 10-K filed February 25, 2011. Important factors that could cause actual results to differ materially from our expectations include the following:
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

•
we depend on the success and popularity of the brands we sell, and adverse conditions affecting one or more automobile manufacturers, such as the impact on the vehicle and parts supply chain due to the earthquake and tsunami that struck Japan in March 2011, may negatively impact our revenues and profitability;

•	a restructuring of any significant automotive manufacturers or automotive suppliers;

•	our dealership operations may be affected by severe weather or other periodic business interruptions;

•	we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

•	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

•	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency valuations;

•	import product restrictions and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

•
with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL’s asset utilization rates and industry competition which could impact distributions to us;

•	results of our efforts to transition the smart USA dealer network to Mercedes-Benz USA, which are subject to completion of binding documentation, regulatory approvals, and other conditions;

•	we are dependent on continued availability of our information technology systems;

•	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

•	new or enhanced regulations relating to automobile dealerships;

•	changes in tax, financial or regulatory rules or requirements;

•	we are subject to numerous legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;

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
We urge you to carefully consider these risk factors in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of March 31, 2011, a 100 basis point change in interest rates would result in an approximate $2.1 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. In 2010 and through January 2011, we were party to swap agreements pursuant to which a notional $300.0 million of our floating rate floor plan debt was exchanged for fixed rate debt through January 2011. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the three months ended March 31, 2011, adjusted to exclude the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $11.2 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of March 31, 2011, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $109.9 million change to our revenues for the three months ended March 31, 2011.
In common with other automotive retailers, we purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase the majority of our inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

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

Item 1A.	Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2010 Form 10-K:
Production and supply chain disruptions caused by the earthquake and tsunami that struck Japan in March 2011 could have a negative impact on our business and results of operations. The earthquake and tsunami that struck Japan on March 11, 2011, have caused significant production and supply chain disruptions which has resulted in significantly reduced new vehicle production by Japanese automotive manufacturers since the earthquake. These disruptions could also impact non-Japanese manufacturers, since many of them rely upon components produced in Japan to produce new vehicles. Based on currently available information from the manufacturers, we expect significant reductions in new vehicle shipments from the Japanese manufacturers for certain periods in 2011. It is difficult to predict the resulting impact on our business and we cannot be sure these events will not have a material adverse effect on our business and results of operations.

Item 6.	Exhibits

4.1
Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of May 3, 2011, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Mellon Trust Company, N.A. f/k/a The Bank of New York Trust Company, N.A., as trustee.

4.2
Amended and Restated Supplemental Indenture regarding 7.75% subordinated notes due 2016 dated May 3, 2011, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Mellon Trust Company, N.A. f/k/a The Bank of New York Trust Company, N.A., as trustee.

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101
The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Condensed Statement of Equity for the three months ended March 31, 2011, and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
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

PENSKE AUTOMOTIVE GROUP, INC.
	By:	/s/ Roger S. Penske
Roger S. Penske
Date: May 3, 2011		Chief Executive Officer

	By:	/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Date: May 3, 2011		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1
Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of May 3, 2011, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Mellon Trust Company, N.A. f/k/a The Bank of New York Trust Company, N.A., as trustee.

4.2
Amended and Restated Supplemental Indenture regarding 7.75% subordinated notes due 2016 dated May 3, 2011, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Mellon Trust Company, N.A. f/k/a The Bank of New York Trust Company, N.A., as trustee.

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101
The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Condensed Statement of Equity for the three months ended March 31, 2011, and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
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