Form 10-Q
period 2011-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2011-08-02
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 20, 2011, there were 92,062,166 shares of voting common stock outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Condensed Statements of Income for the three and six months ended June 30, 2011 and 2010	4

Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5

Consolidated Condensed Statement of Equity for the six months ended June 30, 2011	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative & Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	43

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 5. Other Information	44

Item 6. Exhibits	45

Exhibit 10.1
Exhibit 10.2
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$3,346	$17,868
Accounts receivable, net of allowance for doubtful accounts of $2,180 and $1,902	365,794	383,675
Inventories	1,456,409	1,453,546
Other current assets	91,772	68,457
Assets held for sale	56,826	110,485

Total current assets	1,974,147	2,034,031
Property and equipment, net	776,386	720,834
Goodwill	826,969	808,488
Franchise value	205,945	203,401
Equity method investments	288,028	288,406
Other long-term assets	15,404	14,672

Total assets	$4,086,879	$4,069,832

LIABILITIES AND EQUITY
Floor plan notes payable	$854,224	$922,295
Floor plan notes payable — non-trade	562,906	492,595
Accounts payable	215,923	253,424
Accrued expenses	232,431	202,644
Current portion of long-term debt	10,285	10,593
Liabilities held for sale	52,480	79,455

Total current liabilities	1,928,249	1,961,006
Long-term debt	706,522	769,285
Deferred tax liabilities	169,993	178,406
Other long-term liabilities	161,884	115,282

Total liabilities	2,966,648	3,023,979
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 92,062 shares issued and outstanding at June 30, 2011; 92,100 shares issued and outstanding at December 31, 2010	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	731,397	738,728
Retained earnings	371,480	304,486
Accumulated other comprehensive income (loss)	13,372	(1,673)

Total Penske Automotive Group stockholders’ equity	1,116,258	1,041,550
Non-controlling interest	3,973	4,303

Total equity	1,120,231	1,045,853

Total liabilities and equity	$4,086,879	$4,069,832

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,422,267	$1,314,904	$2,823,614	$2,516,795
Used vehicle	879,907	736,336	1,692,501	1,421,466
Finance and insurance, net	69,202	61,666	135,676	119,550
Service and parts	348,018	323,824	696,209	649,606
Fleet and wholesale vehicle	169,026	177,872	335,907	331,372

Total revenues	2,888,420	2,614,602	5,683,907	5,038,789

Cost of sales:
New vehicle	1,301,352	1,206,216	2,591,388	2,308,806
Used vehicle	807,425	677,382	1,554,114	1,306,620
Service and parts	149,040	138,558	299,014	281,113
Fleet and wholesale	166,963	175,640	330,674	325,392

Total cost of sales	2,424,780	2,197,796	4,775,190	4,221,931

Gross profit	463,640	416,806	908,717	816,858
Selling, general and administrative expenses	380,350	339,676	738,462	666,039
Depreciation	12,093	11,516	24,031	23,374

Operating income	71,197	65,614	146,224	127,445
Floor plan interest expense	(7,113)	(7,983)	(14,131)	(16,125)
Other interest expense	(10,575)	(12,542)	(21,976)	(25,262)
Debt discount amortization	—	(2,428)	(1,718)	(5,343)
Equity in earnings of affiliates	7,882	4,784	7,904	4,355
Gain on debt repurchase	—	422	—	1,027

Income from continuing operations before income taxes	61,391	47,867	116,303	86,097
Income taxes	(20,996)	(16,628)	(37,784)	(30,878)

Income from continuing operations	40,395	31,239	78,519	55,219
Loss from discontinued operations, net of tax	(336)	(1,555)	(4,463)	(5,203)

Net income	40,059	29,684	74,056	50,016
Less: Income attributable to non-controlling interests	499	243	569	221

Net income attributable to Penske Automotive Group common stockholders	$39,560	$29,441	$73,487	$49,795

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.43	$0.34	$0.84	$0.60
Discontinued operations	(0.00)	(0.02)	(0.05)	(0.06)
Net income attributable to Penske Automotive Group common stockholders	$0.43	$0.32	$0.79	$0.54
Shares used in determining basic earnings per share	92,514	92,142	92,444	92,016
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.43	$0.34	$0.84	$0.60
Discontinued operations	(0.00)	(0.02)	(0.05)	(0.06)
Net income attributable to Penske Automotive Group common stockholders	$0.43	$0.32	$0.79	$0.54
Shares used in determining diluted earnings per share	92,570	92,206	92,514	92,086
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$40,395	$31,239	$78,519	$55,219
Less: Income attributable to non-controlling interests	499	243	569	221

Income from continuing operations, net of tax	39,896	30,996	77,950	54,998
Loss from discontinued operations, net of tax	(336)	(1,555)	(4,463)	(5,203)

Net income attributable to Penske Automotive Group common stockholders	$39,560	$29,441	$73,487	$49,795
Cash dividends per share	$0.07	$—	$0.07	$—
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$74,056	$50,016
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	24,031	23,374
Debt discount amortization	1,718	5,343
Earnings of equity method investments	(7,904)	(4,355)
Loss from discontinued operations, net of tax	4,463	5,203
Deferred income taxes	12,888	11,398
Gain on debt repurchase	—	(1,027)
Changes in operating assets and liabilities:
Accounts receivable	20,290	(25,757)
Inventories	5,060	(47,111)
Floor plan notes payable	(68,071)	20,438
Accounts payable and accrued expenses	(10,691)	16,876
Other	(11,850)	3,128

Net cash from continuing operating activities	43,990	57,526

Investing Activities:
Purchase of equipment and improvements	(51,784)	(35,989)
Dealership acquisitions, net, including repayment of sellers’ floor plan notes payable of $5,862 and $5,683, respectively	(14,011)	(9,362)
Other	2,865	—

Net cash from continuing investing activities	(62,930)	(45,351)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	156,000	320,600
Repayments under U.S. credit agreement revolving credit line	(156,000)	(292,600)
Repurchase of 3.5% senior subordinated convertible notes	(87,278)	(113,604)
Net borrowings (repayments) of other long-term debt	15,372	(9,497)
Net borrowings of floor plan notes payable — non-trade	70,311	73,592
Proceeds from exercises of options, including excess tax benefit	2,698	211
Repurchases of common stock	(12,413)	—
Dividends	(6,493)	—

Net cash from continuing financing activities	(17,803)	(21,298)

Discontinued operations:
Net cash from discontinued operating activities	(20,466)	5,627
Net cash from discontinued investing activities	47,915	4,796
Net cash from discontinued financing activities	(5,228)	2,294

Net cash from discontinued operations	22,221	12,717

Net change in cash and cash equivalents	(14,522)	3,594
Cash and cash equivalents, beginning of period	17,868	14,584

Cash and cash equivalents, end of period	$3,346	$18,178

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$37,752	$43,876
Income taxes	23,442	14,121
Seller financed/assumed debt	4,865	—
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued		Paid-in	Retained	Comprehensive	Attributable to Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Automotive Group	Interest	Equity
	(Unaudited)
	(Dollars in thousands)
Balance, January 1, 2011	92,099,552	$9	$738,728	$304,486	$(1,673)	$1,041,550	$4,303	$1,045,853
Equity compensation	389,155	—	3,012	—	—	3,012	—	3,012
Repurchases of common stock	(618,209)	—	(12,413)	—	—	(12,413)	—	(12,413)
Dividends	—	—	—	(6,493)	—	(6,493)	—	(6,493)
Exercise of options, including tax benefit of $856	191,668	—	2,698	—	—	2,698	—	2,698
Distributions to non-controlling interests	—	—	—	—	—	—	(1,059)	(1,059)
Purchase of subsidiary shares from non-controlling interest	—	—	(853)	—	—	(853)	3	(850)
Sale of subsidiary shares to non-controlling interest	—	—	225	—	—	225	157	382
Foreign currency translation	—	—	—	—	19,734	19,734	—	19,734
Other	—	—	—	—	(4,689)	(4,689)	—	(4,689)
Net income	—	—	—	73,487	—	73,487	569	74,056

Balance, June 30, 2011	92,062,166	$9	$731,397	$371,480	$13,372	$1,116,258	$3,973	$1,120,231

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Business Overview
Penske Automotive Group, Inc. (the “Company”) is the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of June 30, 2011, the Company operated 323 retail franchises, of which 168 franchises are located in the U.S. and 155 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. Each of the Company’s dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, the Company generates higher-margin revenue at each of its dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. The Company also holds a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider.
During the six months ended June 30, 2011, the Company was awarded four franchises, acquired three franchises, and disposed of seven franchises.
On June 30, 2011, smart USA Distributor, LLC, the Company’s wholly owned subsidiary, completed the sale of certain assets and the transfer of certain liabilities relating to the distribution rights, management, sales and marketing activities of smart USA to Daimler Vehicle Innovations LLC (“DVI”), a wholly owned subsidiary of Mercedes-Benz USA. The aggregate cash purchase price for the assets, which included certain vehicles, parts, signage and other items valued at fair market value, was $44,462, of which $688 is to be paid in the third quarter of 2011 subject to a final reconciliation of the assets delivered at closing. This amount also includes reimbursement of certain operating and wind-down costs of smart USA. As a result, smart USA has been treated as a discontinued operation for all periods presented in the accompanying financial statements.
Basis of Presentation
The unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through June 30, 2011, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, which are included as part of the Company’s Annual Report on Form 10-K.
Results for three and six months ended June 30, 2010 include a $422 and $1,027 pre-tax gain relating to the repurchase of $41,548 and $112,658 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes (“Convertible Notes”).
Discontinued Operations
The Company accounts for dispositions in its retail operations as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that the Company will not have any significant continuing involvement in its operations. As noted above, the Company has accounted for the disposition of its smart USA distribution operation as a discontinued operation.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The distribution segment has been presented as a discontinued operation due to the transition of the distribution rights of the smart fortwo from smart USA to DVI that was completed in June 2011. The Company does not have any continuing role in the distribution of the smart fortwo, and as a result, no longer has any significant operations or cash flows relating to distribution activities.
Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$73,943	$97,824	$158,954	$171,411
Pre-tax (loss) income	(1,153)	(2,138)	(9,061)	(7,831)
Gain (loss) on disposal	695	(235)	1,765	(261)

	June 30,	December 31,
	2011	2010
Inventories	$28,515	$70,680
Other assets	28,311	39,805

Total assets	$56,826	$110,485

Floor plan notes payable (including non-trade)	$26,519	$63,825
Other liabilities	25,961	15,630

Total liabilities	$52,480	$79,455

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

	June 30, 2011
	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$382,969
3.5% senior subordinated convertible notes due 2026	63,324	64,970

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
2. Inventories
Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
New vehicles	$954,077	$1,011,299
Used vehicles	426,751	367,350
Parts, accessories and other	75,581	74,897

Total inventories	$1,456,409	$1,453,546

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $16,267 and $12,108 during the six months ended June 30, 2011 and 2010, respectively.
3. Business Combinations
The Company acquired three franchises during both the six months ended June 30, 2011 and 2010 in its retail operations (not including the German operations noted below). The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated condensed financial statements, and may be subject to adjustment pending completion of the final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2011 and 2010 follows:

	June 30,
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
Subsequent to June 30, 2011, the Company acquired four franchises, including BMW and MINI in Santa Ana, California, and Mercedes-Benz and Maybach in Greenwich, Connecticut, for an aggregate of $170,000, which includes goodwill, net assets, and real estate. The Company subsequently entered into $28,240 in mortgages with respect to the real estate at its newly acquired Santa Ana, California properties. The Company is still in the process of completing final purchase accounting which is estimated to be completed during the third quarter of 2011.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
4. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and franchise value during the six months ended June 30, 2011:

		Franchise
	Goodwill	Value
Balance, January 1, 2011	$808,488	$203,401
Additions	7,120	—
Foreign currency translation	11,361	2,544

Balance, June 30, 2011	$826,969	$205,945

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
6. Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	92,514	92,142	92,444	92,016
Effect of non-participatory equity compensation	56	64	70	70

Weighted average number of common shares outstanding, including effect of dilutive securities	92,570	92,206	92,514	92,086

There were no anti-dilutive stock options outstanding during the three and six months ended June 30, 2011 or 2010. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of June 30, 2011 and 2010, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
7. Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2011	2010
U.S. credit agreement — revolving credit line	$—	$—
U.S. credit agreement — term loan	134,000	134,000
U.K. credit agreement — revolving credit line	77,050	54,597
U.K. credit agreement — term loan	—	5,505
U.K. credit agreement — overdraft line of credit	6,421	7,116
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	63,324	148,884
Mortgage facilities	50,249	46,052
Other	10,763	8,724

Total long-term debt	716,807	779,878
Less: current portion	(10,285)	(10,593)

Net long-term debt	$706,522	$769,285

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
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with defined financial and other tests and ratios, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2011, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2011, $134,000 of term loans and $1,250 of letters of credit were outstanding under the U.S. Credit Agreement.
U.K. Credit Agreement
The Company’s subsidiaries in the U.K. (the “U.K. Subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement and a demand overdraft line of credit (collectively, the “U.K. Credit Agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The U.K. Credit Agreement provides for (1) up to £92,000 in revolving loans through August 31, 2013, which bear interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, and (2) a demand overdraft line of credit for up to £10,000 that bears interest at the Bank of England Base Rate plus 1.75%. A term loan component to the credit agreement which bore interest between 6.39% and 8.29% and was payable ratably in quarterly intervals was fully repaid on June 30, 2011.
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2011, the U.K. Subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of June 30, 2011, outstanding loans under the U.K. Credit Agreement amounted to £52,000 ($83,471).
7.75% Senior Subordinated Notes
In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus a defined “make-whole” premium. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2011, the Company was in compliance with all negative covenants and there were no events of default.
Senior Subordinated Convertible Notes
Holders of the Convertible Notes had the right to require the Company to purchase their Convertible Notes on April 1, 2011. Of the Convertible Notes outstanding on April 1, 2011, $87,278 were validly tendered to the Company. As a result, $63,324 of the Convertible Notes remained outstanding as of June 30, 2011. Remaining holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.
The remaining Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2011, the Company was in compliance with all negative covenants and there were no events of default.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date, plus any applicable conversion premium.
On issuance of the Convertible Notes, the Company recorded a debt discount which was amortized as additional interest expense through March 31, 2011. The annual effective interest rate on the liability component was 8.25% through March 31, 2011. Beginning April 1, 2011, the annual effective interest rate was 3.5%.
Mortgage Facilities
The Company is party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2011, we owed $50,249 of principal under our mortgage facilities.
8. Interest Rate Swaps
The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. The Company is party to forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt is fixed at a rate of 2.135% and $100,000 of the Company’s floating rate floor plan debt is fixed at a rate of 1.55%. The Company may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements.
The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of June 30, 2011, the fair value of the swaps designated as hedging instruments was estimated to be a net liability of $6,259.
During 2010 and through January 2011, the Company was party to interest rate swap agreements pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%. During the six months ended June 30, 2011, there was no hedge ineffectiveness recorded in the Company’s income statement and the impact of the swaps on the weighted average interest rate of the Company’s floor plan borrowings was insignificant. During the six months ended June 30, 2010, the Company recognized a net gain in accumulated other comprehensive income (loss) of $1,328 related to the effective portion of the interest rate swap agreements designated as hedging instruments, and reclassified $2,207 of the existing derivative losses from accumulated other comprehensive income (loss) into floor plan interest expense. Additionally, during the six months ended June 30, 2010, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.4%.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2011, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at the Company’s election. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with defined financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2011, the Company was in compliance with all covenants under these leases.
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
The Company has $20,066 of letters of credit outstanding as of June 30, 2011, and has posted $14,263 of surety bonds in the ordinary course of business.
10. Equity
Comprehensive income (loss)
Other comprehensive income (loss) includes foreign currency translation gains and losses, as well as changes relating to other individually immaterial items, including certain defined benefit plans in the U.K. and changes in the fair value of interest rate swap agreements, each of which has been excluded from net income and reflected in equity. Total comprehensive income (loss) is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Attributable to Penske Automotive Group:
Net income	$39,560	$29,441	$73,487	$49,795
Other comprehensive income (loss):
Foreign currency translation	2,883	(15,123)	19,734	(42,831)
Other	(4,359)	4,029	(4,689)	7,215

Total attributable to Penske Automotive Group	38,084	18,347	88,532	14,179

Attributable to the non-controlling interest:
Income	499	243	569	221

Total comprehensive income	$38,583	$18,590	$89,101	$14,400

During the second quarter of 2011, the Company acquired 618 shares at an average price of $20.08 for a total of $12,413.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
11. Segment Information
The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations and (ii) PAG Investments, consisting of our investments in businesses other than automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The Company previously presented its smart USA distribution operation as a third reportable segment. That operation was transitioned to DVI on June 30, 2011 and is presented in discontinued operations.
The following table summarizes revenues and income from continuing operations before certain items and income taxes, which is the measure by which management allocates resources to its segments, and which we refer to as adjusted segment income, for each of our reportable segments. Adjusted segment income excludes the item in the table below in order to enhance the comparability of segment income from period to period.
Three Months Ended June 30

		PAG
	Retail	Investments	Total
Revenues
2011	$2,888,420	$—	$2,888,420
2010	2,614,602	—	2,614,602
Adjusted segment income
2011	55,123	6,268	61,391
2010	43,343	4,102	47,445
Six Months Ended June 30

		PAG
	Retail	Investments	Total
Revenues
2011	$5,683,907	$—	$5,683,907
2010	5,038,789	—	5,038,789
Adjusted segment income
2011	108,911	7,392	116,303
2010	81,473	3,597	85,070
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Adjusted segment income	$61,391	$47,445	$116,303	$85,070
Gain on debt repurchase	—	422	—	1,027

Income from continuing operations before income taxes	$61,391	$47,867	$116,303	$86,097

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Consolidating Condensed Financial Information
The following tables include condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2011

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$3,346	$—	$—	$1,455	$1,891
Accounts receivable, net	365,794	(287,636)	287,635	191,091	174,704
Inventories	1,456,409	—	—	784,818	671,591
Other current assets	91,772	—	3,529	40,711	47,532
Assets held for sale	56,826	—	—	56,826	—

Total current assets	1,974,147	(287,636)	291,164	1,074,901	895,718
Property and equipment, net	776,386	—	4,941	475,265	296,180
Intangible assets	1,032,914	—	—	578,196	454,718
Equity method investments	288,028	—	232,836	—	55,192
Other long-term assets	15,404	(1,206,290)	1,214,041	6,024	1,629

Total assets	$4,086,879	$(1,493,926)	$1,742,982	$2,134,386	$1,703,437

Floor plan notes payable	$854,224	$—	$—	$428,753	$425,471
Floor plan notes payable — non-trade	562,906	—	45,200	265,768	251,938
Accounts payable	215,923	—	2,440	76,059	137,424
Accrued expenses	232,431	(287,636)	2,787	134,202	383,078
Current portion of long-term debt	10,285	—	—	4,366	5,919
Liabilities held for sale	52,480	—	—	52,480	—

Total current liabilities	1,928,249	(287,636)	50,427	961,628	1,203,830
Long-term debt	706,522	(40,311)	572,324	53,016	121,493
Deferred tax liabilities	169,993	—	—	156,787	13,206
Other long-term liabilities	161,884	—	—	115,452	46,432

Total liabilities	2,966,648	(327,947)	622,751	1,286,883	1,384,961
Total equity	1,120,231	(1,165,979)	1,120,231	847,503	318,476

Total liabilities and equity	$4,086,879	$(1,493,926)	$1,742,982	$2,134,386	$1,703,437

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Cash and cash equivalents	$17,868	$—	$—	$15,497	$2,371
Accounts receivable, net	383,675	(269,021)	269,021	228,274	155,401
Inventories	1,453,546	—	—	878,571	574,975
Other current assets	68,457	—	1,127	32,371	34,959
Assets held for sale	110,485	—	—	110,485	—

Total current assets	2,034,031	(269,021)	270,148	1,265,198	767,706
Property and equipment, net	720,834	—	4,957	448,116	267,761
Intangible assets	1,011,889	—	—	489,301	522,588
Equity method investments	288,406	—	234,214	—	54,192
Other long-term assets	14,672	(1,212,538)	1,222,168	3,088	1,954

Total assets	$4,069,832	$(1,481,559)	$1,731,487	$2,205,703	$1,614,201

Floor plan notes payable	$922,295	$—	$—	$570,282	$352,013
Floor plan notes payable — non-trade	492,595	—	25,000	288,274	179,321
Accounts payable	253,424	—	2,186	85,926	165,312
Accrued expenses	202,644	(269,021)	564	95,970	375,131
Current portion of long-term debt	10,593	—	—	1,264	9,329
Liabilities held for sale	79,455	—	—	79,455	—

Total current liabilities	1,961,006	(269,021)	27,750	1,121,171	1,081,106
Long-term debt	769,285	(77,593)	657,884	49,689	139,305
Deferred tax liabilities	178,406	—	—	165,666	12,740
Other long-term liabilities	115,282	—	—	99,238	16,044

Total liabilities	3,023,979	(346,614)	685,634	1,435,764	1,249,195
Total equity	1,045,853	(1,134,945)	1,045,853	769,939	365,006

Total liabilities and equity	$4,069,832	$(1,481,559)	$1,731,487	$2,205,703	$1,614,201

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2011

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,888,420	$—	$—	$1,659,489	$1,228,931
Cost of sales	2,424,780	—	—	1,372,419	1,052,361

Gross profit	463,640	—	—	287,070	176,570
Selling, general and administrative expenses	380,350	—	4,790	232,097	143,463
Depreciation	12,093	—	257	6,538	5,298

Operating income (loss)	71,197	—	(5,047)	48,435	27,809
Floor plan interest expense	(7,113)	—	(329)	(3,458)	(3,326)
Other interest expense	(10,575)	—	(5,818)	(638)	(4,119)
Debt discount amortization	—	—	—	—	—
Equity in earnings of affiliates	7,882	—	6,121	—	1,761
Equity in earnings of subsidiaries	—	(65,965)	65,965	—	—

Income (loss) from continuing operations before income taxes	61,391	(65,965)	60,892	44,339	22,125

Income taxes	(20,996)	22,745	(20,996)	(16,296)	(6,449)

Income (loss) from continuing operations	40,395	(43,220)	39,896	28,043	15,676

(Loss) income from discontinued operations, net of tax	(336)	336	(336)	(336)	—

Net income (loss)	40,059	(42,884)	39,560	27,707	15,676
Less: Income attributable to non- controlling interests	499	—	—	—	499

Net income (loss) attributable to Penske Automotive Group common stockholders	$39,560	$(42,884)	$39,560	$27,707	$15,177

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,614,602	$—	$—	$1,529,401	$1,085,201
Cost of sales	2,197,796	—	—	1,272,432	925,364

Gross profit	416,806	—	—	256,969	159,837
Selling, general and administrative expenses	339,676	—	3,497	209,910	126,269
Depreciation	11,516	—	300	6,446	4,770

Operating income (loss)	65,614	—	(3,797)	40,613	28,798
Floor plan interest expense	(7,983)	—	—	(5,829)	(2,154)
Other interest expense	(12,542)	—	(8,343)	(33)	(4,166)
Debt discount amortization	(2,428)	—	(2,428)	—	—
Equity in earnings of affiliates	4,784	—	3,937	—	847
Gain on debt repurchase	422	—	422	—	—
Equity in earnings of subsidiaries	—	(57,833)	57,833	—	—

Income (loss) from continuing operations before income taxes	47,867	(57,833)	47,624	34,751	23,325
Income taxes	(16,628)	20,192	(16,628)	(13,554)	(6,638)

Income (loss) from continuing operations	31,239	(37,641)	30,996	21,197	16,687

(Loss) income from discontinued operations, net of tax	(1,555)	1,555	(1,555)	(1,555)	—

Net income (loss)	29,684	(36,086)	29,441	19,642	16,687
Less: Income attributable to non- controlling interests	243	—	—	—	243

Net income (loss) attributable to Penske Automotive Group common stockholders	$29,441	$(36,086)	$29,441	$19,642	$16,444

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2011

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$5,683,907	$—	$—	$3,227,865	$2,456,042
Cost of sales	4,775,190	—	—	2,678,525	2,096,665

Gross profit	908,717	—	—	549,340	359,377
Selling, general and administrative expenses	738,462	—	9,739	446,030	282,693
Depreciation	24,031	—	542	12,893	10,596

Operating income (loss)	146,224	—	(10,281)	90,417	66,088
Floor plan interest expense	(14,131)	—	(462)	(7,370)	(6,299)
Other interest expense	(21,976)	—	(12,234)	(1,249)	(8,493)
Debt discount amortization	(1,718)	—	(1,718)	—	—
Equity in earnings of affiliates	7,904	—	7,352	—	552
Equity in earnings of subsidiaries	—	(133,077)	133,077	—	—

Income (loss) from continuing operations before income taxes	116,303	(133,077)	115,734	81,798	51,848
Income taxes	(37,784)	43,446	(37,784)	(28,714)	(14,732)

Income (loss) from continuing operations	78,519	(89,631)	77,950	53,084	37,116

(Loss) income from discontinued operations, net of tax	(4,463)	4,463	(4,463)	(4,463)	—

Net income (loss)	74,056	(85,168)	73,487	48,621	37,116
Less: Income attributable to non- controlling interests	569	—	—	—	569

Net income (loss) attributable to Penske Automotive Group common stockholders	$73,487	$(85,168)	$73,487	$48,621	$36,547

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2010

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$5,038,789	$—	$—	$2,856,374	$2,182,415
Cost of sales	4,221,931	—	—	2,367,531	1,854,400

Gross profit	816,858	—	—	488,843	328,015
Selling, general and administrative expenses	666,039	—	8,075	403,466	254,498
Depreciation	23,374	—	590	12,890	9,894

Operating income (loss)	127,445	—	(8,665)	72,487	63,623
Floor plan interest expense	(16,125)	—	—	(11,511)	(4,614)
Other interest expense	(25,262)	—	(16,390)	(589)	(8,283)
Debt discount amortization	(5,343)	—	(5,343)	—	—
Equity in earnings of affiliates	4,355	—	4,283	—	72
Gain on debt repurchase	1,027	—	1,027	—	—
Equity in earnings of subsidiaries	—	(110,964)	110,964	—	—

Income (loss) from continuing operations before income taxes	86,097	(110,964)	85,876	60,387	50,798
Income taxes	(30,878)	39,899	(30,878)	(25,754)	(14,145)

Income (loss) from continuing operations	55,219	(71,065)	54,998	34,633	36,653

(Loss) income from discontinued operations, net of tax	(5,203)	5,203	(5,203)	(5,203)	—

Net income (loss)	50,016	(65,862)	49,795	29,430	36,653
Less: Income attributable to non- controlling interests	221	—	—	—	221

Net income (loss) attributable to Penske Automotive Group common stockholders	$49,795	$(65,862)	$49,795	$29,430	$36,432

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$43,990	$84,594	$5,591	$(46,195)

Investing activities:
Purchase of equipment and improvements	(51,784)	(1,308)	(27,754)	(22,722)
Dealership acquisitions, net	(14,011)	—	(12,331)	(1,680)
Other	2,865	—	—	2,865

Net cash from continuing investing activities	(62,930)	(1,308)	(40,085)	(21,537)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(87,278)	(87,278)	—	—
Net borrowings (repayments) of other long-term debt	15,372	—	23,215	(7,843)
Net borrowings (repayments) of floor plan notes payable — non-trade	70,311	20,200	(30,056)	80,167
Proceeds from exercises of options, including excess tax benefit	2,698	2,698	—	—
Repurchases of common stock	(12,413)	(12,413)	—	—
Dividends	(6,493)	(6,493)	—	—
Distributions from (to) parent	—	—	4,245	(4,245)

Net cash from continuing financing activities	(17,803)	(83,286)	(2,596)	68,079

Net cash from discontinued operations	22,221	—	22,221	—

Net change in cash and cash equivalents	(14,522)	—	(14,869)	347
Cash and cash equivalents, beginning of period	17,868	—	16,324	1,544

Cash and cash equivalents, end of period	$3,346	$—	$1,455	$1,891

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$57,526	$55,493	$(35,703)	$37,736

Investing activities:
Purchase of equipment and improvements	(35,989)	—	(26,176)	(9,813)
Dealership acquisitions, net	(9,362)	—	(9,362)	—
Other	—	—	83	(83)

Net cash from continuing investing activities	(45,351)	—	(35,455)	(9,896)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(113,604)	(113,604)	—	—
Net borrowings (repayments) of other long-term debt	18,503	28,000	7,739	(17,236)
Net borrowings (repayments) of floor plan notes payable — non-trade	73,592	29,900	51,354	(7,662)
Proceeds from exercises of options, including excess tax benefit	211	211	—	—
Distributions from (to) parent	—	—	473	(473)

Net cash from continuing financing activities	(21,298)	(55,493)	59,566	(25,371)

Net cash from discontinued operations	12,717	—	12,717	—

Net change in cash and cash equivalents	3,594	—	1,125	2,469
Cash and cash equivalents, beginning of period	14,584	—	12,929	1,655

Cash and cash equivalents, end of period	$18,178	$—	$14,054	$4,124

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through June 30, 2011.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of June 30, 2011, we operated 323 retail automotive franchises, of which 168 franchises are located in the U.S. and 155 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. We are diversified geographically, with 61% of our total revenues in 2011 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer a full range of vehicle brands with 95% of our total retail revenue for the six months ended June 30, 2011 generated from brands of non-U.S. based manufacturers, and 68% generated from premium brands, such as Audi, BMW, Cadillac, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
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
On June 30, 2011, smart USA Distributor, LLC, our wholly owned subsidiary, completed the sale of certain assets and the transfer of certain liabilities relating to the distribution rights, management, sales and marketing activities of smart USA to Daimler Vehicle Innovations LLC (“DVI”), a wholly owned subsidiary of Mercedes-Benz USA. The aggregate cash purchase price for the assets, which included certain vehicles, parts, signage and other items valued at fair market value was $44.5 million, of which $0.7 million is to be paid in the third quarter of 2011 subject to a final reconciliation of the assets delivered at closing. This amount also includes reimbursement of certain operating and wind-down costs of smart USA. As a result, smart USA has been treated as a discontinued operation for all periods presented in the accompanying financial statements.
Outlook
The level of new automotive unit sales in our markets impacts our results. While the new vehicle market began to improve and the amount of customer traffic visiting our dealerships improved during 2010 and in the first half of 2011, the level of automotive sales in the U.S. remains at a low level compared to the last 10 years. There are market expectations for continued improvement in the automotive market in the U.S. over the next several years, although the level of such improvement is uncertain. The relatively low level of new retail automotive sales in the U.S. since 2009 has led to a decline in the number of 2009 and 2010 vehicles in operation, which may adversely impact availability and pricing in our used vehicle operations and may also negatively impact demand in our parts and service operations.
During the six months ended June 30, 2011, the U.S. automotive market sold 6.3 million cars and light trucks representing a 13% improvement over the 5.6 million cars and light trucks sold during the same period last year. We believe the U.S. automotive market will continue to recover based upon industry forecasts from companies such as JD Power, coupled with an improving economy and the easing of credit conditions that contributed to the rapid decline in automotive sales which occurred beginning in the fourth quarter of 2008. While we believe a general recovery is underway within the automotive market, the worldwide production of vehicles was impacted by the earthquake and tsunami that struck Japan in March 2011. As a result, we believe U.S. vehicle sales were negatively impacted in the three month period ended June 30, 2011 and may continue to be impacted during the second half of 2011.
Vehicle registrations declined 7.1% in the U.K. from 1.1 million in the first six months of 2010 to 1.0 million in the same period this year. We believe that registrations of premium/luxury vehicles have been more resilient than the market as a whole. However, the availability of vehicles may be impacted by the earthquake and tsunami that struck Japan earlier this year.

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
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $46.8 million, or 11.2%, and $91.9 million, or 11.2%, during the three and six months ended June 30, 2011 compared to the same periods in prior year. The increase in gross profit is largely attributable to same-store retail revenue increases of 9.8% for the three months and 10.4% for the six months ended June 30, 2011. The same store revenue increases are attributable to a 4.6% increase for the three months and a 6.9% increase for the six months ended June 30, 2011 in same-store retail unit volume. Our retail gross margin percentage remained consistent at 17.0% during the three months ended June 30, 2011 as compared to the same period in 2010, and declined from 17.2% during the six months ended June 30, 2010 to 16.9% during the six months ended June 30, 2011 due primarily to an increase in the percentage of our revenues generated by used vehicle sales, which carry a lower gross margin than other parts of our business.
Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities, and other expenses. As the majority of our selling expenses are variable and we believe a significant portion of our general and administrative expenses are subject to our control, we believe our expenses can be adjusted over time to reflect economic trends.
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has decreased during the three and six months ended June 30, 2011 as a result of lower applicable interest rates, including the impact of interest rate swap transactions. Our other interest expense has decreased during the three and six months ended June 30, 2011 due to term loan repayments and repurchases of our 3.5% senior subordinated convertible notes due 2026 (the “Convertible Notes”).
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
Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the six months ended June 30, 2011 and 2010, we earned $205.5 million and $166.7 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $200.7 million and $162.7 million was recorded as a reduction of cost of sales.
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
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $288.0 million and $288.4 million as of June 30, 2011 and December 31, 2010, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above any such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $28.7 million and $22.8 million as of June 30, 2011 and December 31, 2010, respectively. Changes in the reserve estimate during 2011 relate primarily to our general liability and workers compensation programs.
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
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Our results for the three months ended June 30, 2010 include a gain of $0.4 million ($0.3 million after-tax) relating to the repurchase of $41.5 million aggregate principal amount of our Convertible Notes.
New Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
New retail unit sales	37,830	38,238	(408)	-1.1%
Same store new retail unit sales	37,231	38,238	(1,007)	-2.6%
New retail sales revenue	$1,422.3	$1,314.9	107.4	8.2%
Same store new retail sales revenue	$1,396.8	$1,314.9	81.9	6.2%
New retail sales revenue per unit	$37,596	$34,387	3,209	9.3%
Same store new retail sales revenue per unit	$37,517	$34,387	3,130	9.1%
Gross profit — new	$120.9	$108.7	12.2	11.2%
Same store gross profit — new	$118.8	$108.7	10.1	9.3%
Average gross profit per new vehicle retailed	$3,196	$2,842	354	12.5%
Same store average gross profit per new vehicle retailed	$3,191	$2,842	349	12.3%
Gross margin % — new	8.5%	8.3%	0.2%	2.4%
Same store gross margin % — new	8.5%	8.3%	0.2%	2.4%

Units
Retail unit sales of new vehicles decreased 408 units, or 1.1%, from 2010 to 2011. The decrease is due to a 1,007 unit, or 2.6%, decrease in same store retail unit sales during the period, offset by a 599 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our volume foreign brand stores in the U.S. somewhat offset by increased sales at our premium brand stores in the U.S. and international locations.
Revenues
New vehicle retail sales revenue increased $107.4 million, or 8.2%, from 2010 to 2011. The increase is due to an $81.9 million, or 6.2%, increase in same store revenues, coupled with a $25.5 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the $3,130, or 9.1%, increase in average selling prices per unit which increased revenue by $116.5 million, offset by a 2.6% decrease in retail unit sales, which decreased revenue by $34.6 million.
Gross Profit
Retail gross profit from new vehicle sales increased $12.2 million, or 11.2%, from 2010 to 2011. The increase is due to a $10.1 million, or 9.3%, increase in same store gross profit, coupled with a $2.1 million increase from net dealership acquisitions. The same store increase is due primarily to a $349, or 12.3%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $13.0 million, offset by the 2.6% decrease in retail unit sales, which decreased gross profit by $2.9 million.
Used Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Used retail unit sales	33,043	28,466	4,577	16.1%
Same store used retail unit sales	32,524	28,466	4,058	14.3%
Used retail sales revenue	$879.9	$736.3	143.6	19.5%
Same store used retail sales revenue	$866.2	$736.3	129.9	17.6%
Used retail sales revenue per unit	$26,629	$25,867	762	2.9%
Same store used retail sales revenue per unit	$26,632	$25,867	765	3.0%
Gross profit — used	$72.5	$58.9	13.6	23.1%
Same store gross profit — used	$71.3	$58.9	12.4	21.1%
Average gross profit per used vehicle retailed	$2,194	$2,070	124	6.0%
Same store average gross profit per used vehicle retailed	$2,193	$2,070	123	5.9%
Gross margin % — used	8.2%	8.0%	0.2%	2.5%
Same store gross margin % — used	8.2%	8.0%	0.2%	2.5%
Units
Retail unit sales of used vehicles increased 4,577 units, or 16.1%, from 2010 to 2011. The increase is due to a 4,058 unit, or 14.3%, increase in same store retail unit sales, coupled with a 519 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S.
Revenues
Used vehicle retail sales revenue increased $143.6 million, or 19.5%, from 2010 to 2011. The increase is due to a $129.9 million, or 17.6%, increase in same store revenues, coupled with a $13.7 million increase from net dealership acquisitions. The same store revenue increase is primarily due to the 14.3% increase in same store retail unit sales which increased revenue by $108.1 million, coupled with a $765, or 3.0%, increase in comparative average selling price per unit, which increased revenue by $21.8 million.
Gross Profit
Retail gross profit from used vehicle sales increased $13.6 million, or 23.1%, from 2010 to 2011. The increase is due to a $12.4 million, or 21.1%, increase in same store gross profit, coupled with a $1.2 million increase from net dealership acquisitions. The increase in same store gross profit is due to the 14.3% increase in used retail unit sales, which increased gross profit by $8.9 million, coupled with a $123, or 5.9%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $3.5 million.

Finance and Insurance Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Finance and insurance revenue	$69.2	$61.7	$7.5	12.2%
Same store finance and insurance revenue	$68.3	$61.7	$6.6	10.7%
Finance and insurance revenue per unit	$976	$924	$52	5.6%
Same store finance and insurance revenue per unit	$980	$924	$56	6.1%
Finance and insurance revenue increased $7.5 million, or 12.2%, from 2010 to 2011. The increase is due to a $6.6 million, or 10.7%, increase in same store revenues during the period, coupled with a $0.9 million increase from net dealership acquisitions. The same store revenue increase is due to a $52, or 5.6%, increase in comparative average finance and insurance revenue per unit which increased revenue by $3.7 million, coupled with a 4.6% increase in total retail unit sales, which increased revenue by $2.9 million.
Service and Parts Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Service and parts revenue	$348.0	$323.8	24.2	7.5%
Same store service and parts revenue	$343.3	$323.8	19.5	6.0%
Gross profit	$199.0	$185.3	13.7	7.4%
Same store gross profit	$196.4	$185.3	11.1	6.0%
Gross margin	57.2%	57.2%	0.0%	0.0%
Same store gross margin	57.2%	57.2%	0.0%	0.0%
Revenues
Service and parts revenue increased $24.2 million, or 7.5%, from 2010 to 2011. The increase is due to a $19.5 million, or 6.0%, increase in same store revenues during the period, coupled with a $4.7 million increase from net dealership acquisitions. We experienced same store increases in both the U.S. and international markets. We believe the year over year increase is primarily due to increased consumer demand as a result of improving economic conditions.
Gross Profit
Service and parts gross profit increased $13.7 million, or 7.4%, from 2010 to 2011. The increase is due to an $11.1 million, or 6.0%, increase in same store gross profit during the period, coupled with a $2.6 million increase from net dealership acquisitions. The same store gross profit increase is due to the $19.5 million, or 6.0%, increase in same store revenues.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $40.7 million, or 12.0%, from $339.7 million to $380.4 million. The aggregate increase is due to a $35.6 million, or 10.5%, increase in same store SG&A, coupled with a $5.1 million increase from net dealership acquisitions. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of the 9.7% increase in same store retail gross profit versus the prior year. SG&A expenses increased as a percentage of gross profit from 81.5% to 82.0%.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $0.9 million, or 10.9%, from $8.0 million to $7.1 million due to a decrease in same store floor plan interest expense. The same store decrease is due primarily to decreases in applicable interest rates.

Other Interest Expense
Other interest expense decreased $1.9 million, or 15.7%, from $12.5 million to $10.6 million. The decrease is due primarily to repayments under our non-amortizing U.S. term loan and repurchases of our Convertible Notes.
Debt Discount Amortization
We recorded $2.4 million of debt discount amortization expense during the second quarter of 2010. As the debt discount was fully amortized as of March 31, 2011, there is no corresponding amortization expense recorded in the second quarter of 2011.
Equity in Earnings of Affiliates
Equity in earnings of affiliates increased $3.1 million, from $4.8 million to $7.9 million. The increase is due primarily to improved operating performance by PTL compared to the same period a year ago.
Gain on Debt Repurchase
During the three months ended June 30, 2010, we repurchased $41.5 million principal amount of our outstanding Convertible Notes, which had a book value, net of debt discount, of $40.0 million for $41.9 million. We allocated $2.4 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.2 million of unamortized deferred financing costs. As a result, we recorded a $0.4 million pre-tax gain in connection with the repurchases.
Income Taxes
Income taxes increased $4.4 million, or 26.5%, from $16.6 million to $21.0 million. The increase from 2010 to 2011 is due to an increase in our pre-tax income versus the prior year, somewhat offset by a decrease in our estimated effective income tax rate due to a reduction in the various corporate tax rates.
Discontinued Operations
Amounts reported as discontinued operations consist primarily of the operations of smart USA. During the three months ended June 30, 2011, smart USA wholesale unit sales decreased 883 units, or 43.3%, from 2,040 in 2010 to 1,157 in 2011. smart USA revenue decreased $12.9 million, or 41.0%, to $18.7 million in 2011 due largely to the decrease in wholesale unit sales. smart USA gross profit decreased $0.9 million to $2.2 million in 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Our results for the six months ended June 30, 2010 include a gain of $1.0 million ($0.7 million after-tax) relating to the repurchase of $112.7 million aggregate principal amount of our Convertible Notes.
New Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
New retail unit sales	76,703	73,307	3,396	4.6%
Same store new retail unit sales	73,543	72,200	1,343	1.9%
New retail sales revenue	$2,823.6	$2,516.8	306.8	12.2%
Same store new retail sales revenue	$2,701.0	$2,479.7	221.3	8.9%
New retail sales revenue per unit	$36,812	$34,332	2,480	7.2%
Same store new retail sales revenue per unit	$36,727	$34,345	2,382	6.9%
Gross profit — new	$232.2	$208.0	24.2	11.6%
Same store gross profit — new	$222.4	$204.6	17.8	8.7%
Average gross profit per new vehicle retailed	$3,028	$2,837	191	6.7%
Same store average gross profit per new vehicle retailed	$3,024	$2,834	190	6.7%
Gross margin % — new	8.2%	8.3%	-0.1%	-1.2%
Same store gross margin % — new	8.2%	8.3%	-0.1%	-1.2%
Units
Retail unit sales of new vehicles increased 3,396 units, or 4.6%, from 2010 to 2011. The increase is due to a 2,053 unit increase from net dealership acquisitions, coupled with a 1,343 unit, or 1.9%, increase in same store retail unit sales during the period. The same store increase was due primarily to unit sales increases in our premium brand stores in the U.S. and U.K.
Revenues
New vehicle retail sales revenue increased $306.8 million, or 12.2%, from 2010 to 2011. The increase is due to a $221.3 million, or 8.9%, increase in same store revenues, coupled with an $85.5 million increase from net dealership acquisitions. The same store revenue increase is due primarily to a $2,382, or 6.9%, increase in average selling prices per unit which increased revenue by $49.3 million, coupled with the 1.9% increase in retail unit sales, which increased revenue by $172.0 million.
Gross Profit
Retail gross profit from new vehicle sales increased $24.2 million, or 11.6%, from 2010 to 2011. The increase is due to a $17.8 million, or 8.7%, increase in same store gross profit, coupled with a $6.4 million increase from net dealership acquisitions. The same store increase is due primarily to a $190, or 6.7%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $13.7 million, coupled with a 1.9% increase in retail unit sales, which increased gross profit by $4.1 million.

Used Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Used retail unit sales	63,954	54,569	9,385	17.2%
Same store used retail unit sales	61,131	53,825	7,306	13.6%
Used retail sales revenue	$1,692.5	$1,421.5	271.0	19.1%
Same store used retail sales revenue	$1,624.4	$1,405.0	219.4	15.6%
Used retail sales revenue per unit	$26,464	$26,049	415	1.6%
Same store used retail sales revenue per unit	$26,573	$26,103	470	1.8%
Gross profit — used	$138.4	$114.8	23.6	20.6%
Same store gross profit — used	$134.2	$114.3	19.9	17.4%
Average gross profit per used vehicle retailed	$2,164	$2,104	60	2.9%
Same store average gross profit per used vehicle retailed	$2,195	$2,124	71	3.3%
Gross margin % — used	8.2%	8.1%	0.1%	1.2%
Same store gross margin % — used	8.3%	8.1%	0.2%	2.5%
Units
Retail unit sales of used vehicles increased 9,385 units, or 17.2%, from 2010 to 2011. The increase is due to a 7,306 unit, or 13.6%, increase in same store retail unit sales, coupled with a 2,079 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S.
Revenues
Used vehicle retail sales revenue increased $271.0 million, or 19.1%, from 2010 to 2011. The increase is due to a $219.4 million, or 15.6%, increase in same store revenues, coupled with a $51.6 million increase from net dealership acquisitions. The same store revenue increase is due to the 13.6% increase in same store retail unit sales which increased revenue by $194.1 million, coupled with a $470, or 1.8%, increase in comparative average selling prices per unit, which increased revenue by $25.3 million.
Gross Profit
Retail gross profit from used vehicle sales increased $23.6 million, or 20.6%, from 2010 to 2011. The increase is due to a $19.9 million, or 17.4%, increase in same store gross profit, coupled with a $3.7 million increase from net dealership acquisitions. The increase in same store gross profit is due to the 13.6% increase in used retail unit sales, which increased gross profit by $16.0 million, coupled with a $71, or 3.3%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $3.9 million.
Finance and Insurance Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Finance and insurance revenue	$135.7	$119.6	$16.1	13.5%
Same store finance and insurance revenue	$132.0	$118.4	$13.6	11.5%
Finance and insurance revenue per unit	$965	$935	$30	3.2%
Same store finance and insurance revenue per unit	$980	$940	$40	4.3%
Finance and insurance revenue increased $16.1 million, or 13.5%, from 2010 to 2011. The increase is due to a $13.6 million, or 11.5%, increase in same store revenues during the period, coupled with a $2.5 million increase from net dealership acquisitions. The same store revenue increase is due to a 6.9% increase in total retail unit sales, which increased revenue by $8.5 million, coupled with a $40, or 4.3%, increase in comparative average finance and insurance revenue per unit which increased revenue by $5.1 million.

Service and Parts Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Service and parts revenue	$696.2	$649.6	46.6	7.2%
Same store service and parts revenue	$670.3	$642.7	27.6	4.3%
Gross profit	$397.2	$368.5	28.7	7.8%
Same store gross profit	$382.7	$364.6	18.1	5.0%
Gross margin	57.1%	56.7%	0.4%	0.7%
Same store gross margin	57.1%	56.7%	0.4%	0.7%
Revenues
Service and parts revenue increased $46.6 million, or 7.2%, from 2010 to 2011. The increase is due to a $27.6 million, or 4.3%, increase in same store revenues during the period, coupled with a $19.0 million increase from net dealership acquisitions. The same store increase relates primarily to our U.S. operations. We believe the year over year increase is primarily due to increased consumer demand as a result of improving economic conditions.
Gross Profit
Service and parts gross profit increased $28.7 million, or 7.8%, from 2010 to 2011. The increase is due to an $18.1 million, or 5.0%, increase in same store gross profit during the period, coupled with a $10.6 million increase from net dealership acquisitions. The same store gross profit increase is due to the $27.6 million, or 4.3%, increase in same store revenues, which increased gross profit by $15.8 million, coupled with a 0.4% increase in gross margin, which increased gross profit by $2.3 million.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $72.5 million, or 10.9%, from $666.0 million to $738.5 million. The aggregate increase is due to a $54.5 million, or 8.3%, increase in same store SG&A, coupled with an $18.0 million increase from net dealership acquisitions. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of the 8.6% increase in same store retail gross profit versus the prior year. SG&A expenses decreased as a percentage of gross profit from 81.5% to 81.3%.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $2.0 million, or 12.4%, from $16.1 million to $14.1 million due to a decrease in same store floor plan interest expense. The same store decrease is due primarily to decreases in applicable interest rates.
Other Interest Expense
Other interest expense decreased $3.3 million, or 13.0%, from $25.3 million to $22.0 million. The decrease is due primarily to repayments under our non-amortizing U.S. term loan and repurchases of our Convertible Notes.
Debt Discount Amortization
Debt discount amortization decreased $3.6 million, from $5.3 million to $1.7 million, due to the repurchase of a portion of our outstanding Convertible Notes and the completion of the debt discount amortization at March 31, 2011.
Equity in Earnings of Affiliates
Equity in earnings of affiliates increased $3.5 million, or 81.5%, from a $4.4 million to $7.9 million, due primarily to improved operating performance by PTL compared to the same period a year ago.

Gain on Debt Repurchase
During the six months ended June 30, 2010, we repurchased $112.7 million principal amount of our outstanding Convertible Notes, which had a book value, net of debt discount, of $107.5 million for $113.6 million. We allocated $7.7 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.6 million of unamortized deferred financing costs. As a result, we recorded a $1.0 million pre-tax gain in connection with the repurchases.
Income Taxes
Income taxes increased $6.9 million, or 22.4%, from $30.9 million to $37.8 million. The increase from 2010 to 2011 is due to an increase in our pre-tax income versus the prior year, offset by a decrease in our estimated effective income tax rate due to a reduction in the U.K. corporate tax rate and a benefit relating to expected realization of deferred tax assets, due in large part to our anticipated exit from the distribution business.
Discontinued Operations
Amounts reported as discontinued operations consist primarily of the operations of smart USA. For the six months ended June 30, 2011, smart USA wholesale unit sales decreased 208 units, or 6.9%, from 2,996 in 2010 to 2,788 in 2011. smart USA revenue increased $2.7 million, or 6.0%, to $48.4 million in 2011 due largely to the decrease in sales incentives during the six months ended June 30, 2011 as compared to the same period in prior year which are recognized as a reduction of cost of sales, slightly offset by the decrease in wholesale unit sales. As a result, smart USA gross profit increased $1.7 million to $5.2 million in 2011.
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
As of June 30, 2011, we had working capital of $45.9 million, including $3.3 million of cash, available to fund our operations and capital commitments. In addition, we had $300.0 million and £51.3 million ($82.4 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.
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
In the second quarter of 2011 we repurchased 618,209 shares of our common stock, including 568,742 shares on the open market for a total of $11.4 million. As of June 30, 2011, we have $138.6 million in authorization under the existing securities repurchase program. The remaining 49,467 shares of common stock were repurchased for $1.0 million from employees using a net share settlement feature of employee restricted stock awards.

Dividends
We paid a common stock dividend of $0.07 per share on June 3, 2011 and have announced a common stock dividend of $0.08 per share payable on September 1, 2011 to shareholders of record on August 10, 2011. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then existing indebtedness, financial condition, and other factors.
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
U.S. Credit Agreement
We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $300.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a balance of $134.0 million, and for an additional $10.0 million of availability for letters of credit, through September 30, 2013. The revolving loans bear interest at a defined LIBOR plus 2.75%, subject to an incremental 0.75% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with defined financial and other tests and ratios, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of June 30, 2011, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements.”
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of June 30, 2011, $134.0 million of term loans and $1.3 million of letters of credit were outstanding under the U.S. credit agreement.
U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to an agreement with the Royal Bank of Scotland plc, as agent for National Westminster Bank plc, which provides for a funded term loan, a revolving credit agreement, and a demand overdraft line of credit (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The U.K. credit agreement provides for (1) up to £92.0 million in revolving loans through August 31, 2013, which bear interest between a defined LIBOR plus 1.1% and defined LIBOR plus 3.0%, and (2) a demand overdraft line of credit for up to £10.0 million that bears interest at the Bank of England Base Rate plus 1.75%. A term loan component to the credit agreement which bore interest between 6.39% and 8.29% and was payable ratably in quarterly intervals was fully repaid on June 30, 2011.

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of June 30, 2011, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of June 30, 2011, outstanding loans under the U.K. credit agreement amounted to £52.0 million ($83.5 million).
7.75% Senior Subordinated Notes
In December 2006, we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus a defined “make-whole” premium. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2011, we were in compliance with all negative covenants and there were no events of default. We expect to remain in compliance during the next twelve months.
Senior Subordinated Convertible Notes
Holders of the Convertible Notes had the right to require us to purchase their Convertible Notes on April 1, 2011. Of the Convertible Notes outstanding on April 1, 2011, $87.3 million were validly tendered to us. As a result, $63.3 million of the Convertible Notes remained outstanding as of June 30, 2011. Remaining holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.
The remaining Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of June 30, 2011, we were in compliance with all negative covenants and there were no events of default. We expect to remain in compliance during the next twelve months.
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
Mortgage Facilities
We are party to several mortgages, which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2011, we owed $50.2 million of principal under our mortgage facilities.
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
During the second quarter of 2011, outstanding revolving commitments varied between no balance and $60.5 million under the U.S. credit agreement and between £29.0 million and £60.0 million under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
Interest Rate Swaps
We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to forward starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $400.0 million of our floating rate floor plan debt is fixed at a blended rate of 1.99%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements.
PTL Dividends
We own a 9.0% limited partnership interest in Penske Truck Leasing. During the six months ended June 30, 2011 and 2010, respectively, we received $7.8 million and $8.8 million of pro rata cash dividends relating to this investment. We currently expect to continue to receive future dividends from PTL subject in amount and timing on its performance.
Operating Leases
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with defined financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2011, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.
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

Cash Flows
Cash and cash equivalents decreased by $14.5 million and increased by $3.6 million during the six months ended June 30, 2011 and 2010, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $44.0 million and $57.5 million during the six months ended June 30, 2011 and 2010, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.
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

	Six Months Ended June 30,
Dollars in millions	2011	2010
Net cash from continuing operating activities as reported	$44.0	$57.5
Floor plan notes payable — non-trade as reported	70.3	73.6

Net cash from continuing operating activities including all floor plan notes payable	$114.3	$131.1

Cash Flows from Continuing Investing Activities
Cash used in continuing investing activities was $62.9 million and $45.4 million during the six months ended June 30, 2011 and 2010, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $51.8 million and $36.0 million during the six months ended June 30, 2011 and 2010, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of June 30, 2011, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $14.0 million and $9.4 million during the six months ended June 30, 2011 and 2010, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $5.9 million and $5.7 million, respectively. Additionally, proceeds from other investing activities during the six months ended June 30, 2011 were $2.9 million.
Cash Flows from Continuing Financing Activities
Cash used in continuing financing activities was $17.8 million and $21.3 million during the six months ended June 30, 2011 and 2010, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net borrowings of long-term debt of $15.4 million and $18.5 million during the six months ended June 30, 2011 and 2010, respectively. We repurchased $87.3 million aggregate principal amount of our Convertible Notes during the six months ended June 30, 2011 and we used $113.6 million to repurchase $112.7 million aggregate principal amount of our Convertible Notes during the six months ended June 30, 2010. We had net borrowings of floor plan notes payable non-trade of $70.3 million and $73.6 million during the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, we acquired 618,209 shares of common stock for $12.4 million, and also paid cash dividends to our stockholders of $6.5 million.

Cash Flows from Discontinued Operations
As previously mentioned, we received proceeds of $44.5 million during the second quarter of 2011 relating to the disposal of the smart USA distribution operation. The majority of these funds were utilized to repay floor plan amounts related to that business or termination payments to dealers. Any other cash flows relating to discontinued operations are not currently considered to be, nor are they expected to be, material to our liquidity or our capital resources. Additionally, we do not believe that the net impact of upcoming cash transactions relating to discontinued operations will be material.
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
Joint Venture Relationships
We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2011, our automotive retail joint venture relationships included:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	86.56% (A	) (B)
Las Vegas, Nevada	Ferrari, Maserati	50.00%	(C)
Frankfurt, Germany	Lexus, Toyota	50.00%	(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00%	(C)

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
In April 2011, we repurchased the remaining 30.0% interest in one of our joint ventures which is now a 100% owned subsidiary. Additionally, during 2010, we exited one of our German joint ventures by exchanging our 50% interest in the joint venture for 100% ownership in three BMW franchises previously held by the joint venture.
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2010 annual report on Form 10-K filed February 25, 2011 and our quarterly report on Form 10-Q filed May 3, 2011. Important factors that could cause actual results to differ materially from our expectations include the following:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of June 30, 2011, a 100 basis point change in interest rates would result in an approximate $2.2 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate.
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
Foreign Currency Exchange Rates. As of June 30, 2011, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $192.8 million change to our revenues for the six months ended June 30, 2011.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration. During the second quarter of 2011, we repurchased 568,742 shares of common stock under this program for a total of $11.4 million. As of June 30, 2011, our remaining authorization under the program was $138.6 million.
During the second quarter of 2011, we also acquired 49,467 shares of our common stock for $1.0 million from employees in connection with a net share settlement feature of employee restricted stock awards.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under
Period	Shares Purchased (1)	per Share	or Programs	the Plans or Program
April 1 to April 30, 2011	—	$—	—	$150,000,000
May 1 to May 31, 2011	—	—	—	150,000,000
June 1 to June 30, 2011	618,209	20.08	568,742	138,580,578

	618,209	$20.08	568,742

(1)	Includes shares withheld from employees to satisfy employee withholding taxes in connection with the vesting of restricted stock.
Item 5. Other Information
On June 30, 2011, smart USA Distributor, LLC, our wholly owned subsidiary, completed the sale of certain assets and the transfer of certain liabilities relating to the distribution rights, management, sales and marketing activities of smart USA to Daimler Vehicle Innovations LLC (“DVI”), a wholly owned subsidiary of Mercedes-Benz USA. The aggregate cash purchase price for the assets, which included certain vehicles, parts, signage and other items valued at fair market value was $44.5 million, of which $0.7 million is to be paid in the third quarter of 2011 subject to a final reconciliation of the assets delivered at closing. This amount also includes reimbursement of certain operating and wind-down costs of smart USA.
In connection with the transaction, smart USA’s existing agreement with Daimler AG to distribute smart fortwo vehicles was terminated as of June 30, 2011. This terminated agreement previously governed all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements relating to product liability and other claims.
On May 3, 2011, David K. Jones was promoted to the position of Executive Vice President and Chief Financial Officer. On August 1, 2011, we entered into a relocation agreement with Mr. Jones which provides him a lump sum of $400,000 in regards to relocation benefits in connection with his move to our corporate office in Bloomfield Hills, Michigan. If Mr. Jones departs from our company under certain terms as outlined in the agreement during the next three years, he is required to repay the relocation amount to us according to the following schedule: 100% in the first year; 66% in the second year and 33% in the third year.

Item 6. Exhibits

10.1	Asset Purchase Agreement dated June 16, 2011 between smart USA Distributor LLC and Daimler Vehicle Innovations USA LLC.
10.2	Relocation Agreement with respect to David K. Jones dated August 1, 2011.
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.
Date: August 2, 2011	By:	/s/ Roger S. Penske
Roger S. Penske
Chief Executive Officer

Date: August 2, 2011	By:	/s/ David K. Jones
David K. Jones
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Asset Purchase Agreement dated June 16, 2011 between smart USA Distributor LLC and Daimler Vehicle Innovations USA LLC.
10.2	Relocation Agreement with respect to David K. Jones dated August 1, 2011.
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.