Form 10-Q
period 2011-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2011-11-07
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-12297
Penske Automotive Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3086739 (I.R.S. Employer Identification No.)

2555 Telegraph Road,
Bloomfield Hills, Michigan	48302-0954
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2011, there were 90,241,767 shares of voting common stock outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3

Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2011 and 2010	4

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5

Consolidated Condensed Statement of Equity for the nine months ended September 30, 2011	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative & Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	46

Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$7,735	$17,808
Accounts receivable, net of allowance for doubtful accounts of $2,259 and $1,898	385,137	383,379
Inventories	1,481,629	1,449,157
Other current assets	88,676	68,355
Assets held for sale	54,168	117,018

Total current assets	2,017,345	2,035,717
Property and equipment, net	821,421	719,762
Goodwill	915,433	807,874
Franchise value	232,814	203,401
Equity method investments	293,819	288,406
Other long-term assets	14,637	14,672

Total assets	$4,295,469	$4,069,832

LIABILITIES AND EQUITY
Floor plan notes payable	$902,163	$918,628
Floor plan notes payable — non-trade	597,982	491,889
Accounts payable	226,709	253,277
Accrued expenses	247,185	202,480
Current portion of long-term debt	9,642	10,593
Liabilities held for sale	34,464	84,139

Total current liabilities	2,018,145	1,961,006
Long-term debt	841,927	769,285
Deferred tax liabilities	183,708	178,406
Other long-term liabilities	139,271	115,282

Total liabilities	3,183,051	3,023,979
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,242 shares issued and outstanding at September 30, 2011; 92,100 shares issued and outstanding at December 31, 2010	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	700,949	738,728
Retained earnings	419,814	304,486
Accumulated other comprehensive loss	(12,455)	(1,673)

Total Penske Automotive Group stockholders’ equity	1,108,317	1,041,550

Non-controlling interest	4,101	4,303

Total equity	1,112,418	1,045,853

Total liabilities and equity	$4,295,469	$4,069,832

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,471,606	$1,373,240	$4,288,746	$3,882,945
Used vehicle	890,251	750,720	2,580,261	2,170,006
Finance and insurance, net	73,289	65,185	208,765	184,577
Service and parts	354,616	326,494	1,049,467	974,913
Fleet and wholesale vehicle	161,284	154,134	496,471	485,329

Total revenues	2,951,046	2,669,773	8,623,710	7,697,770

Cost of sales:
New vehicle	1,346,995	1,263,386	3,932,360	3,565,684
Used vehicle	823,562	694,806	2,375,508	1,999,446
Service and parts	153,153	139,906	451,600	420,552
Fleet and wholesale	160,229	153,506	490,170	478,712

Total cost of sales	2,483,939	2,251,604	7,249,638	6,464,394

Gross profit	467,107	418,169	1,374,072	1,233,376
Selling, general and administrative expenses	375,432	339,120	1,111,812	1,003,151
Depreciation	12,590	11,820	36,578	35,123

Operating income	79,085	67,229	225,682	195,102
Floor plan interest expense	(7,020)	(8,805)	(21,131)	(24,907)
Other interest expense	(11,288)	(12,229)	(33,264)	(37,491)
Debt discount amortization	—	(1,647)	(1,718)	(6,990)
Equity in earnings of affiliates	9,623	7,370	17,527	11,725
Gain on debt repurchase	—	607	—	1,634

Income from continuing operations before income taxes	70,400	52,525	187,096	139,073
Income taxes	(13,355)	(17,428)	(51,293)	(48,485)

Income from continuing operations	57,045	35,097	135,803	90,588
Loss from discontinued operations, net of tax	(1,000)	(4,837)	(5,702)	(10,312)

Net income	56,045	30,260	130,101	80,276
Less: Income attributable to non-controlling interests	338	283	907	504

Net income attributable to Penske Automotive Group common stockholders	$55,707	$29,977	$129,194	$79,772

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.62	$0.38	$1.46	$0.98
Discontinued operations	(0.01)	(0.05)	(0.06)	(0.11)
Net income attributable to Penske Automotive Group common stockholders	$0.61	$0.33	$1.40	$0.87
Shares used in determining basic earnings per share	91,390	92,018	92,106	92,097
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.62	$0.38	$1.46	$0.98
Discontinued operations	(0.01)	(0.05)	(0.06)	(0.11)
Net income attributable to Penske Automotive Group common stockholders	$0.61	$0.33	$1.40	$0.87
Shares used in determining diluted earnings per share	91,431	92,141	92,169	92,171
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$57,045	$35,097	$135,803	$90,588
Less: Income attributable to non-controlling interests	338	283	907	504

Income from continuing operations, net of tax	56,707	34,814	134,896	90,084
Loss from discontinued operations, net of tax	(1,000)	(4,837)	(5,702)	(10,312)

Net income attributable to Penske Automotive Group common stockholders	$55,707	$29,977	$129,194	$79,772
Cash dividends per share	$0.08	$—	$0.15	$—
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$130,101	$80,276
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	36,578	35,123
Debt discount amortization	1,718	6,990
Earnings of equity method investments	(17,527)	(11,725)
Loss from discontinued operations, net of tax	5,702	10,312
Deferred income taxes	14,801	14,596
Gain on debt repurchase	—	(1,634)
Changes in operating assets and liabilities:
Accounts receivable	691	(39,961)
Inventories	28,775	(124,780)
Floor plan notes payable	(16,464)	112,148
Accounts payable and accrued expenses	15,580	34,471
Other	(24,155)	2,907

Net cash from continuing operating activities	175,800	118,723

Investing Activities:
Purchase of equipment and improvements	(80,269)	(56,433)
Dealership acquisitions, net, including repayment of sellers’ floor plan notes payable of $54,453 and $5,683, respectively	(232,106)	(9,280)
Other	2,865	—

Net cash used in continuing investing activities	(309,510)	(65,713)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	494,500	511,500
Repayments under U.S. credit agreement revolving credit line	(374,500)	(475,000)
Repurchase of 3.5% senior subordinated convertible notes	(87,278)	(156,604)
Net borrowings (repayments) of other long-term debt	32,461	9,895
Net borrowings of floor plan notes payable — non-trade	106,092	50,656
Proceeds from exercises of options, including excess tax benefit	3,018	403
Repurchases of common stock	(44,263)	(751)
Dividends	(13,866)	—

Net cash from (used in) continuing financing activities	116,164	(59,901)

Discontinued operations:
Net cash from discontinued operating activities	(35,013)	(2,511)
Net cash from discontinued investing activities	47,913	2,340
Net cash from discontinued financing activities	(5,427)	626

Net cash from discontinued operations	7,473	455

Net change in cash and cash equivalents	(10,073)	(6,436)
Cash and cash equivalents, beginning of period	17,808	14,489

Cash and cash equivalents, end of period	$7,735	$8,053

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$47,004	$56,456
Income taxes	38,664	22,839
Seller financed/assumed debt	4,865	—
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF EQUITY

						Total
					Accumulated	Stockholders’ Equity
	Common Stock		Additional		Other	Attributable to
	Issued		Paid-in	Retained	Comprehensive	Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Automotive Group	Interest	Equity
	(Unaudited)
	(Dollars in thousands)
Balance, January 1, 2011	92,099,552	$9	$738,728	$304,486	$(1,673)	$1,041,550	$4,303	$1,045,853
Equity compensation	380,315	—	4,094	—	—	4,094	—	4,094
Repurchases of common stock	(2,449,768)	—	(44,263)	—	—	(44,263)	—	(44,263)
Dividends	—	—	—	(13,866)	—	(13,866)	—	(13,866)
Exercise of options, including tax benefit of $955	211,668	—	3,018	—	—	3,018	—	3,018
Distributions to non-controlling interests	—	—	—	—	—	—	(1,269)	(1,269)
Purchase of subsidiary shares from non-controlling interest	—	—	(853)	—	—	(853)	3	(850)
Sale of subsidiary shares to non-controlling interest	—	—	225	—	—	225	157	382
Foreign currency translation	—	—	—	—	(1,170)	(1,170)	—	(1,170)
Other	—	—	—	—	(9,612)	(9,612)	—	(9,612)
Net income	—	—	—	129,194	—	129,194	907	130,101

Balance, September 30, 2011	90,241,767	$9	$700,949	$419,814	$(12,455)	$1,108,317	$4,101	$1,112,418

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)
1. Interim Financial Statements
Business Overview
Penske Automotive Group, Inc. (the “Company”) is the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of September 30, 2011, the Company operated 327 retail franchises, of which 172 franchises are located in the U.S. and 155 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. Each of the Company’s dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, the Company generates higher-margin revenue at each of its dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. The Company also holds a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider.
During the nine months ended September 30, 2011, the Company was awarded four franchises, acquired seven franchises, and disposed of seven franchises.
In 2011, smart USA Distributor, LLC, the Company’s wholly owned subsidiary, completed the sale of certain assets and the transfer of certain liabilities relating to the distribution rights, management, sales and marketing activities of smart USA to Daimler Vehicle Innovations LLC (“DVI”), a wholly owned subsidiary of Mercedes-Benz USA. The reconciliation of working capital and other assets delivered at closing was finalized in the third quarter of 2011. The final aggregate cash purchase price for the assets, which included certain vehicles, parts, signage and other items valued at fair market value, was $44,611. This amount also includes reimbursement of certain operating and wind-down costs of smart USA. As a result, smart USA has been treated as a discontinued operation for all periods presented in the accompanying financial statements.
Basis of Presentation
The unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through September 30, 2011, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, which are included as part of the Company’s Annual Report on Form 10-K.
Results for three and nine months ended September 30, 2010 include a $607 and $1,634 pre-tax gain relating to the repurchase of $43,000 and $155,658 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes (“Convertible Notes”).
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The distribution segment has been presented as a discontinued operation due to the transition of the distribution rights of the smart fortwo from smart USA to DVI that occurred in June 2011 and was finalized in the third quarter of 2011. The Company does not have any continuing role in the distribution of the smart fortwo, and as a result, no longer has any operations or cash flows relating to distribution activities.
Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$61,524	$86,346	$231,721	$268,549
Pre-tax (loss) income	(1,625)	(7,668)	(11,080)	(15,950)
Gain (loss) on disposal	250	—	2,016	(261)

	September 30,	December 31,
	2011	2010
Inventories	$27,452	$75,069
Other assets	26,716	41,949

Total assets	$54,168	$117,018

Floor plan notes payable (including non-trade)	$25,419	$68,198
Other liabilities	9,045	15,941

Total liabilities	$34,464	$84,139

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

	September 30, 2011
	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$375,000
3.5% senior subordinated convertible notes due 2026	63,324	59,366
New Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and other (“ASU No. 2011-08”), with the objective of simplifying how entities test goodwill for impairment. Under the new pronouncement, the Company will be allowed to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test and would not be required to determine the fair value of the reporting unit unless it determines, on a qualitative basis, that it is more likely than not that the fair value of the reporting unit is less than the carrying value. The Company expects to adopt ASU No. 2011-08 during the fourth quarter of 2011 as a part of its annual consideration of intangibles impairment. This pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
2. Inventories
Inventories consisted of the following:

	September 30,	December 31,
	2011	2010
New vehicles	$949,357	$1,008,005
Used vehicles	453,180	366,404
Parts, accessories and other	79,092	74,748

Total inventories	$1,481,629	$1,449,157

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $22,939 and $19,070 during the nine months ended September 30, 2011 and 2010, respectively.
3. Business Combinations
The Company acquired seven and two franchises during the nine months ended September 30, 2011 and 2010, respectively, in its retail operations (not including the German operations noted below). The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated condensed financial statements, and may be subject to adjustment pending completion of the final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2011 and 2010 follows:

	September 30,
	2011	2010
Accounts receivable	$953	$—
Inventory	61,247	6,336
Other current assets	—	17
Property and equipment	40,190	—
Goodwill	107,498	3,014
Franchise value	29,491	—
Other assets	628	—
Current liabilities	(6,190)	(87)

Total consideration	233,817	9,280
Seller financed/assumed debt	(1,711)	—

Cash used in dealership acquisitions	$232,106	$9,280

In the first quarter of 2010, the Company exited one of its German joint ventures by exchanging its 50% interest in the joint venture for 100% ownership in three BMW franchises previously held by the joint venture. The Company recorded $13,331 of intangible assets in connection with this transaction.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following unaudited consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2011 and 2010 give effect to acquisitions consummated during 2011 and 2010 as if they had occurred on January 1, 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$2,951,046	$2,795,667	$8,822,713	$8,075,752
Income from continuing operations	57,045	36,451	138,110	94,753
Net income	56,045	31,614	132,408	84,441
Income from continuing operations per diluted common share	$0.62	$0.40	$1.50	$1.03
Net income per diluted common share	$0.61	$0.34	$1.44	$0.92
4. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and franchise value during the nine months ended September 30, 2011:

		Franchise
	Goodwill	Value
Balance, January 1, 2011	$807,874	$203,401
Additions	107,498	29,491
Foreign currency translation	61	(78)

Balance, September 30, 2011	$915,433	$232,814

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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
6. Earnings Per Share
Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	91,390	92,018	92,106	92,097
Effect of non-participatory equity compensation	41	123	63	74

Weighted average number of common shares outstanding, including effect of dilutive securities	91,431	92,141	92,169	92,171

There were no anti-dilutive stock options outstanding during the three and nine months ended September 30, 2011 or 2010. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of September 30, 2011 and 2010, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.
7. Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2011	2010
U.S. credit agreement — revolving credit line	$120,000	$—
U.S. credit agreement — term loan	134,000	134,000
U.K. credit agreement — revolving credit line	67,020	54,597
U.K. credit agreement — term loan	—	5,505
U.K. credit agreement — overdraft line of credit	5,012	7,116
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	63,324	148,884
Mortgage facilities	77,914	46,052
Other	9,299	8,724

Total long-term debt	851,569	779,878
Less: current portion	(9,642)	(10,593)

Net long-term debt	$841,927	$769,285

U.S. Credit Agreement
The Company is party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $134,000, and for an additional $10,000 of availability for letters of credit. The term of the credit agreement was extended on September 20, 2011, by one year through September 30, 2014. In addition, the U.S. Credit Agreement was amended to, among other things, increase the revolving loan availability to up to $375,000 and to reduce the rate for collateralized revolving loan borrowings from LIBOR plus 2.75% to LIBOR plus 2.50%. The revolving loans now bear interest at a defined LIBOR plus 2.50%, subject to an incremental 1.0% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with defined financial and other tests and ratios, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2011, the Company was in compliance with all covenants under the U.S. Credit Agreement.
The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2011, $134,000 of term loans, $1,250 of letters of credit, and $120,000 of revolver borrowings were outstanding under the U.S. Credit Agreement.
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
The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the U.K. Subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of the U.K. Subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, the U.K. Subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2011, the U.K. Subsidiaries were in compliance with all covenants under the U.K. Credit Agreement.
The U.K. Credit Agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of the U.K. Subsidiaries. Substantially all of the U.K. Subsidiaries’ assets are subject to security interests granted to lenders under the U.K. Credit Agreement. As of September 30, 2011, outstanding loans under the U.K. Credit Agreement amounted to £46,216 ($72,032).
7.75% Senior Subordinated Notes
In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus a defined “make-whole” premium. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2011, the Company was in compliance with all negative covenants and there were no events of default.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Senior Subordinated Convertible Notes
Holders of the Convertible Notes had the right to require the Company to purchase their Convertible Notes on April 1, 2011. Of the Convertible Notes outstanding on April 1, 2011, $87,278 were validly tendered to the Company. As a result, $63,324 of the Convertible Notes remained outstanding as of September 30, 2011. Remaining holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.
The remaining Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2011, the Company was in compliance with all negative covenants and there were no events of default.
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
Mortgage Facilities
The Company is party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2011, we owed $77,914 of principal under our mortgage facilities.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of September 30, 2011, the fair value of the swaps designated as hedging instruments was estimated to be a net liability of $15,157.
During 2010 and through January 2011, the Company was party to interest rate swap agreements pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%. During the nine months ended September 30, 2011, there was no hedge ineffectiveness recorded in the Company’s income statement and the impact of the swaps on the weighted average interest rate of the Company’s floor plan borrowings was insignificant. During the nine months ended September 30, 2010, the Company recognized a net gain in accumulated other comprehensive income (loss) of $3,643 related to the effective portion of the interest rate swap agreements designated as hedging instruments, and reclassified $6,482 of the existing derivative losses from accumulated other comprehensive income (loss) into floor plan interest expense. Additionally, during the nine months ended September 30, 2010, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 0.8%.
9. Commitments and Contingent Liabilities
The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2011, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at the Company’s election. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with defined financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2011, the Company was in compliance with all covenants under these leases.
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
The Company has $20,066 of letters of credit outstanding as of September 30, 2011, and has posted $17,177 of surety bonds in the ordinary course of business.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
10. Equity
Share Repurchase
During the three months ended September 30, 2011, the Company acquired 1,832 shares of our outstanding common stock for $31,850, or an average of $17.39 per share, under a program approved by the Company’s board of directors. As of September 30, 2011, our remaining authorization under the program was $106,779.
During the nine months ended September 30, 2011, the Company acquired 2,450 shares of our outstanding common stock for $44,263, or an average of $18.07 per share.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Attributable to Penske Automotive Group:
Net income	$55,707	$29,977	$129,194	$79,772
Other comprehensive income (loss):
Foreign currency translation	(20,904)	31,922	(1,170)	(10,909)
Other	(4,923)	(117)	(9,612)	7,098

Total attributable to Penske Automotive Group	29,880	61,782	118,412	75,961

Attributable to the non-controlling interest:
Income	338	283	907	504

Total comprehensive income	$30,218	$62,065	$119,319	$76,465

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
11. Segment Information
The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations and (ii) PAG Investments, consisting of our investments in businesses other than automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The Company previously presented its smart USA distribution operation as a third reportable segment. That operation was sold to DVI in 2011 and is presented in discontinued operations.
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
Three Months Ended September 30

		PAG
	Retail	Investments	Total
Revenues
2011	$2,951,046	$—	$2,951,046
2010	2,669,773	—	2,669,773
Adjusted segment income
2011	61,925	8,475	70,400
2010	45,153	6,765	51,918
Nine Months Ended September 30

		PAG
	Retail	Investments	Total
Revenues
2011	$8,623,710	$—	$8,623,710
2010	7,697,770	—	7,697,770
Adjusted segment income
2011	171,229	15,867	187,096
2010	127,077	10,362	137,439
The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Adjusted segment income	$70,400	$51,918	$187,096	$137,439
Gain on debt repurchase	—	607	—	1,634

Income from continuing operations before income taxes	$70,400	$52,525	$187,096	$139,073

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
12. Consolidating Condensed Financial Information
The following tables include condensed consolidating financial information as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and 2010 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2011

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)
Cash and cash equivalents	$7,735	$—	$—	$6,156	$1,579
Accounts receivable, net	385,137	(297,782)	297,782	186,608	198,529
Inventories	1,481,629	—	—	805,587	676,042
Other current assets	88,676	—	2,141	39,914	46,621
Assets held for sale	54,168	—	—	54,168	—

Total current assets	2,017,345	(297,782)	299,923	1,092,433	922,771
Property and equipment, net	821,421	—	5,134	518,945	297,342
Intangible assets	1,148,247	—	—	707,451	440,796
Equity method investments	293,819	—	241,598	—	52,221
Other long-term assets	14,637	(1,341,834)	1,349,226	5,719	1,526

Total assets	$4,295,469	$(1,639,616)	$1,895,881	$2,324,548	$1,714,656

Floor plan notes payable	$902,163	$—	$—	$446,364	$455,799
Floor plan notes payable — non-trade	597,982	—	89,008	261,497	247,477
Accounts payable	226,709	—	1,761	85,387	139,561
Accrued expenses	247,185	(297,782)	370	152,696	391,901
Current portion of long-term debt	9,642	—	—	5,161	4,481
Liabilities held for sale	34,464	—	—	34,464	—

Total current liabilities	2,018,145	(297,782)	91,139	985,569	1,239,219
Long-term debt	841,927	(37,810)	692,324	77,571	109,842
Deferred tax liabilities	183,708	—	—	163,025	20,683
Other long-term liabilities	139,271	—	—	92,207	47,064

Total liabilities	3,183,051	(335,592)	783,463	1,318,372	1,416,808
Total equity	1,112,418	(1,304,024)	1,112,418	1,006,176	297,848

Total liabilities and equity	$4,295,469	$(1,639,616)	$1,895,881	$2,324,548	$1,714,656

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)
Cash and cash equivalents	$17,808	$—	$—	$15,437	$2,371
Accounts receivable, net	383,379	(269,021)	269,021	227,978	155,401
Inventories	1,449,157	—	—	874,182	574,975
Other current assets	68,355	—	1,127	32,269	34,959
Assets held for sale	117,018	—	—	117,018	—

Total current assets	2,035,717	(269,021)	270,148	1,266,884	767,706
Property and equipment, net	719,762	—	4,957	447,044	267,761
Intangible assets	1,011,275	—	—	488,687	522,588
Equity method investments	288,406	—	234,214	—	54,192
Other long-term assets	14,672	(1,212,538)	1,222,168	3,088	1,954

Total assets	$4,069,832	$(1,481,559)	$1,731,487	$2,205,703	$1,614,201

Floor plan notes payable	$918,628	$—	$—	$566,615	$352,013

Floor plan notes payable — non-trade	491,889	—	25,000	287,568	179,321
Accounts payable	253,277	—	2,186	85,779	165,312
Accrued expenses	202,480	(269,021)	564	95,806	375,131
Current portion of long-term debt	10,593	—	—	1,264	9,329
Liabilities held for sale	84,139	—	—	84,139	—

Total current liabilities	1,961,006	(269,021)	27,750	1,121,171	1,081,106
Long-term debt	769,285	(77,593)	657,884	49,689	139,305
Deferred tax liabilities	178,406	—	—	165,666	12,740
Other long-term liabilities	115,282	—	—	99,238	16,044

Total liabilities	3,023,979	(346,614)	685,634	1,435,764	1,249,195
Total equity	1,045,853	(1,134,945)	1,045,853	769,939	365,006

Total liabilities and equity	$4,069,832	$(1,481,559)	$1,731,487	$2,205,703	$1,614,201

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2011

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,951,046	$—	$—	$1,715,582	$1,235,464
Cost of sales	2,483,939	—	—	1,427,489	1,056,450

Gross profit	467,107	—	—	288,093	179,014
Selling, general and administrative expenses	375,432	—	4,381	226,720	144,331
Depreciation	12,590	—	471	6,687	5,432

Operating income (loss)	79,085	—	(4,852)	54,686	29,251
Floor plan interest expense	(7,020)	—	(449)	(3,258)	(3,313)
Other interest expense	(11,288)	—	(6,347)	(988)	(3,953)
Debt discount amortization	—	—	—	—	—
Equity in earnings of affiliates	9,623	—	7,359	825	1,439
Equity in earnings of subsidiaries	—	(74,351)	74,351	—	—

Income (loss) from continuing operations before income taxes	70,400	(74,351)	70,062	51,265	23,424

Income taxes	(13,355)	14,173	(13,355)	(7,439)	(6,734)

Income (loss) from continuing operations	57,045	(60,178)	56,707	43,826	16,690

(Loss) income from discontinued operations, net of tax	(1,000)	1,000	(1,000)	(1,000)	—

Net income (loss)	56,045	(59,178)	55,707	42,826	16,690
Less: Income attributable to non- controlling interests	338	—	—	—	338

Net income (loss) attributable to Penske Automotive Group common stockholders	$55,707	$(59,178)	$55,707	$42,826	$16,352

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2010

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$2,669,773	$—	$—	$1,518,861	$1,150,912
Cost of sales	2,251,604	—	—	1,266,293	985,311

Gross profit	418,169	—	—	252,568	165,601
Selling, general and administrative expenses	339,120	—	4,547	202,676	131,897
Depreciation	11,820	—	241	6,490	5,089

Operating income (loss)	67,229	—	(4,788)	43,402	28,615
Floor plan interest expense	(8,805)	—	(380)	(5,975)	(2,450)
Other interest expense	(12,229)	—	(7,471)	(558)	(4,200)
Debt discount amortization	(1,647)	—	(1,647)	—	—
Equity in earnings of affiliates	7,370	—	6,441	—	929
Gain on debt repurchase	607	—	607	—	—
Equity in earnings of subsidiaries	—	(59,480)	59,480	—	—

Income (loss) from continuing operations before income taxes	52,525	(59,480)	52,242	36,869	22,894
Income taxes	(17,428)	19,843	(17,428)	(13,221)	(6,622)

Income (loss) from continuing operations	35,097	(39,637)	34,814	23,648	16,272
(Loss) income from discontinued operations, net of tax	(4,837)	4,837	(4,837)	(4,837)	—

Net income (loss)	30,260	(34,800)	29,977	18,811	16,272
Less: Income attributable to non- controlling interests	283	—	—	—	283

Net income (loss) attributable to Penske Automotive Group common stockholders	$29,977	$(34,800)	$29,977	$18,811	$15,989

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2011

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$8,623,710	$—	$—	$4,932,204	$3,691,506
Cost of sales	7,249,638	—	—	4,096,523	3,153,115

Gross profit	1,374,072	—	—	835,681	538,391
Selling, general and administrative expenses	1,111,812	—	14,120	670,668	427,024
Depreciation	36,578	—	1,013	19,537	16,028

Operating income (loss)	225,682	—	(15,133)	145,476	95,339
Floor plan interest expense	(21,131)	—	(911)	(10,608)	(9,612)
Other interest expense	(33,264)	—	(18,581)	(2,237)	(12,446)
Debt discount amortization	(1,718)	—	(1,718)	—	—
Equity in earnings of affiliates	17,527	—	14,711	825	1,991
Equity in earnings of subsidiaries	—	(207,667)	207,667	—	—

Income (loss) from continuing operations before income taxes	187,096	(207,667)	186,035	133,456	75,272

Income taxes	(51,293)	57,085	(51,139)	(35,773)	(21,466)

Income (loss) from continuing operations	135,803	(150,582)	134,896	97,683	53,806

(Loss) income from discontinued operations, net of tax	(5,702)	5,702	(5,702)	(5,702)	—

Net income (loss)	130,101	(144,880)	129,194	91,981	53,806
Less: Income attributable to non- controlling interests	907	—	—	—	907

Net income (loss) attributable to Penske Automotive Group common stockholders	$129,194	$(144,880)	$129,194	$91,981	$52,899

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2010

			Penske		Non-
	Total		Automotive	Guarantor	Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)

Revenues	$7,697,770	$—	$—	$4,364,444	$3,333,326
Cost of sales	6,464,394	—	—	3,624,683	2,839,711

Gross profit	1,233,376	—	—	739,761	493,615
Selling, general and administrative expenses	1,003,151	—	12,634	604,122	386,395
Depreciation	35,123	—	831	19,309	14,983

Operating income (loss)	195,102	—	(13,465)	116,330	92,237
Floor plan interest expense	(24,907)	—	(380)	(17,463)	(7,064)
Other interest expense	(37,491)	—	(23,861)	(1,147)	(12,483)
Debt discount amortization	(6,990)	—	(6,990)	—	—
Equity in earnings of affiliates	11,725	—	10,724	—	1,001
Gain on debt repurchase	1,634	—	1,634	—	—
Equity in earnings of subsidiaries	—	(170,907)	170,907	—	—

Income (loss) from continuing operations before income taxes	139,073	(170,907)	138,569	97,720	73,691
Income taxes	(48,485)	59,800	(48,485)	(39,033)	(20,767)

Income (loss) from continuing operations	90,588	(111,107)	90,084	58,687	52,924

(Loss) income from discontinued operations, net of tax	(10,312)	10,312	(10,312)	(10,312)	—

Net income (loss)	80,276	(100,795)	79,772	48,375	52,924
Less: Income attributable to non- controlling interests	504	—	—	—	504

Net income (loss) attributable to Penske Automotive Group common stockholders	$79,772	$(100,795)	$79,772	$48,375	$52,420

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$175,800	$(39,647)	$229,486	$(14,039)

Investing activities:
Purchase of equipment and improvements	(80,269)	(1,972)	(44,779)	(33,518)
Dealership acquisitions, net	(232,106)	—	(230,426)	(1,680)
Other	2,865	—	—	2,865

Net cash from continuing investing activities	(309,510)	(1,972)	(275,205)	(32,333)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(87,278)	(87,278)	—	—
Net borrowings (repayments) of other long-term debt	152,461	120,000	57,015	(24,554)
Net borrowings (repayments) of floor plan notes payable — non-trade	106,092	64,008	(33,622)	75,706
Proceeds from exercises of options, including excess tax benefit	3,018	3,018	—	—
Repurchases of common stock	(44,263)	(44,263)	—	—
Dividends	(13,866)	(13,866)	—	—
Distributions from (to) parent	—	—	5,572	(5,572)

Net cash from continuing financing activities	116,164	41,619	28,965	45,580

Net cash from discontinued operations	7,473	—	7,473	—

Net change in cash and cash equivalents	(10,073)	—	(9,281)	(792)
Cash and cash equivalents, beginning of period	17,808	—	15,437	2,371

Cash and cash equivalents, end of period	$7,735	$—	$6,156	$1,579

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010

		Penske		Non-
	Total	Automotive	Guarantor	Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$118,723	$109,785	$37,411	$(28,473)

Investing activities:
Purchase of equipment and improvements	(56,433)	367	(38,691)	(18,109)
Dealership acquisitions, net	(9,280)	—	(9,280)	—
Other	—	—	83	(83)

Net cash from continuing investing activities	(65,713)	367	(47,888)	(18,192)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(156,604)	(156,604)	—	—
Net borrowings (repayments) of other long-term debt	46,395	26,500	(12,520)	32,415
Net borrowings (repayments) of floor plan notes payable — non-trade	50,656	20,300	15,809	14,547
Proceeds from exercises of options, including excess tax benefit	403	403	—	—
Repurchases of common stock	(751)	(751)	—	—
Distributions from (to) parent	—	—	954	(954)

Net cash from continuing financing activities	(59,901)	(110,152)	4,243	46,008

Net cash from discontinued operations	455	—	455	—

Net change in cash and cash equivalents	(6,436)	—	(5,779)	(657)
Cash and cash equivalents, beginning of period	14,489	—	12,834	1,655

Cash and cash equivalents, end of period	$8,053	$—	$7,055	$998

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through September 30, 2011.
Overview
We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of September 30, 2011, we operated 327 retail automotive franchises, of which 172 franchises are located in the U.S. and 155 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. We are diversified geographically, with 62% of our total revenues in 2011 generated in the U.S. and Puerto Rico and 38% generated outside the U.S. We offer a full range of vehicle brands with 95% of our total retail revenue for the nine months ended September 30, 2011 generated from brands of non-U.S. based manufacturers, and 69% generated from premium brands, such as Audi, BMW, Cadillac, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.
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
In 2011, smart USA Distributor, LLC, our wholly owned subsidiary, completed the sale of certain assets and the transfer of certain liabilities relating to the distribution rights, management, sales and marketing activities of smart USA to Daimler Vehicle Innovations LLC (“DVI”), a wholly owned subsidiary of Mercedes-Benz USA. The reconciliation of working capital and other assets delivered at closing was finalized in the third quarter of 2011. The final aggregate cash purchase price for the assets, which included certain vehicles, parts, signage and other items valued at fair market value was $44.6 million. This amount also includes reimbursement of certain operating and wind-down costs of smart USA. As a result, smart USA has been treated as a discontinued operation for all periods presented in the accompanying financial statements.
Outlook
The level of new automotive unit sales in our markets impacts our results. While the new vehicle market began to improve and the amount of customer traffic visiting our dealerships improved during 2010 and 2011, the level of automotive sales in the U.S. remains at a low level compared to the last 10 years. There are market expectations for continued improvement in the automotive market in the U.S. over the next several years, although the level of such improvement is uncertain. The relatively low level of new retail automotive sales in the U.S. since 2009 has led to a decline in the number of 2009 and 2010 vehicles in operation, which may adversely impact availability and pricing in our used vehicle operations and may also negatively impact demand in our parts and service operations.
During the nine months ended September 30, 2011, the U.S. automotive market sold 9.5 million cars and light trucks representing a 10.4% improvement over the 8.6 million cars and light trucks sold during the same period last year. We believe the U.S. automotive market will continue to recover based upon industry forecasts from companies such as JD Power, coupled with an aging vehicle population, the planned introduction of new models by many different vehicle brands, and the easing of credit conditions that contributed to the rapid decline in automotive sales which occurred beginning in the fourth quarter of 2008. While we believe a general recovery is underway within the automotive market, the worldwide production of vehicles was negatively impacted by the earthquake and tsunami that struck Japan in March 2011. As a result, we believe vehicle sales were negatively impacted in the nine month period ended September 30, 2011.
Vehicle registrations remained consistent in the U.K at 1.6 million in the first nine months of both 2010 and 2011. We believe that registrations of premium/luxury vehicles have been more resilient than the market as a whole.

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
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $48.9 million, or 11.7%, and $140.7 million, or 11.4%, during the three and nine months ended September 30, 2011 compared to the same periods in prior year. The increase in gross profit is largely attributable to same-store retail revenue increases of 6.4% for the three months and 8.8% for the nine months ended September 30, 2011. The same store revenue increases are attributable to a 3.0% increase for the three months and a 5.4% increase for the nine months ended September 30, 2011 in same-store retail unit volume. Our retail gross margin percentage increased to 16.7% during the three months ended September 30, 2011 as compared to 16.6% during the same period in 2010, and declined from 17.0% during the nine months ended September 30, 2010 to 16.8% during the nine months ended September 30, 2011 due primarily to an increase in the percentage of our revenues generated by used vehicle sales, which carry a lower gross margin than other parts of our business.
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
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has decreased during the three and nine months ended September 30, 2011 as a result of lower applicable interest rates, including the impact of interest rate swap transactions. Our other interest expense has decreased during the three and nine months ended September 30, 2011 due to term loan repayments and repurchases of our 3.5% senior subordinated convertible notes due 2026 (the “Convertible Notes”).
Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. It is our expectation that operating conditions as outlined above in this section will similarly impact these businesses throughout 2011. However, because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.
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

Revenue Recognition
Vehicle, Parts and Service Sales
We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the nine months ended September 30, 2011 and 2010, we earned $300.8 million and $255.1 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $293.4 million and $248.8 million was recorded as a reduction of cost of sales.
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
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $293.8 million and $288.4 million as of September 30, 2011 and December 31, 2010, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above any such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $29.9 million and $22.8 million as of September 30, 2011 and December 31, 2010, respectively. Changes in the reserve estimate during 2011 relate primarily to our general liability and workers compensation programs.
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
New Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and other (“ASU No. 2011-08”), with the objective of simplifying how entities test goodwill for impairment. Under the new pronouncement, we will be allowed to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test and would not be required to determine the fair value of the reporting unit unless it determines, on a qualitative basis, that it is more likely than not that the fair value of the reporting unit is less than the carrying value. We expect to adopt ASU No. 2011-08 during the fourth quarter of 2011 as a part of our annual consideration of intangibles impairment. This pronouncement is not expected to have a material impact on our consolidated financial statements.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2009, the results of the acquired entity would be included in annual same store comparisons beginning with the year ended December 31, 2011 and in quarterly same store comparisons beginning with the quarter ended September 30, 2010.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Our results for the three months ended September 30, 2011 include a net income tax benefit of $11.0 million, or $0.12 per share, reflecting a positive adjustment from the resolution of certain tax items in the U.K. of $17.0 million, or $0.19 per share, partially offset by a reduction in U.K. deferred tax assets of $6.0 million, or $0.07 per share. Our results for the three months ended September 30, 2010 include a gain of $0.6 million ($0.4 million after-tax) relating to the repurchase of $43.0 million aggregate principal amount of our Convertible Notes.

New Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
New retail unit sales	38,487	38,936	(449)	(1.2%)
Same store new retail unit sales	36,990	38,697	(1,707)	(4.4%)
New retail sales revenue	$1,471.6	$1,373.2	98.4	7.2%
Same store new retail sales revenue	$1,397.9	$1,368.2	29.7	2.2%
New retail sales revenue per unit	$38,236	$35,269	2,967	8.4%
Same store new retail sales revenue per unit	$37,792	$35,356	2,436	6.9%
Gross profit — new	$124.6	$109.9	14.7	13.4%
Same store gross profit — new	$117.9	$109.4	8.5	7.8%
Average gross profit per new vehicle retailed	$3,238	$2,821	417	14.8%
Same store average gross profit per new vehicle retailed	$3,188	$2,826	362	12.8%
Gross margin % — new	8.5%	8.0%	0.5%	6.3%
Same store gross margin % — new	8.4%	8.0%	0.4%	5.0%
Units
Retail unit sales of new vehicles decreased 449 units, or 1.2%, from 2010 to 2011. The decrease is due to a 1,707 unit, or 4.4%, decrease in same store retail unit sales during the period, offset by a 1,258 unit increase from net dealership acquisitions. The same store decrease was due primarily to unit sales decreases in our volume foreign brand stores in the U.S. somewhat offset by increased sales at our premium brand stores in the U.S. and international locations. We believe the same store decrease in unit sales of volume foreign brands is due to the decreased availability of vehicles resulting from the earthquake and tsunami that struck Japan in March of 2011.
Revenues
New vehicle retail sales revenue increased $98.4 million, or 7.2%, from 2010 to 2011. The increase is due to a $68.7 million increase from net dealership acquisitions, coupled with a $29.7 million, or 2.2%, increase in same store revenues. The same store revenue increase is due primarily to the $2,436, or 6.9%, increase in average selling prices per unit which increased revenue by $90.1 million, offset by a 4.4% decrease in retail unit sales, which decreased revenue by $60.4 million.
Gross Profit
Retail gross profit from new vehicle sales increased $14.7 million, or 13.4%, from 2010 to 2011. The increase is due to an $8.5 million, or 7.8%, increase in same store gross profit, coupled with a $6.2 million increase from net dealership acquisitions. The same store increase is due primarily to a $362, or 12.8%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $13.3 million, offset by the 4.4% decrease in retail unit sales, which decreased gross profit by $4.8 million.
Used Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Used retail unit sales	33,717	29,058	4,659	16.0%
Same store used retail unit sales	32,698	28,952	3,746	12.9%
Used retail sales revenue	$890.3	$750.7	139.6	18.6%
Same store used retail sales revenue	$861.6	$749.3	112.3	15.0%
Used retail sales revenue per unit	$26,404	$25,835	569	2.2%
Same store used retail sales revenue per unit	$26,349	$25,879	470	1.8%
Gross profit — used	$66.7	$55.9	10.8	19.3%
Same store gross profit — used	$64.2	$55.8	8.4	15.1%
Average gross profit per used vehicle retailed	$1,978	$1,924	54	2.8%
Same store average gross profit per used vehicle retailed	$1,962	$1,927	35	1.8%
Gross margin % — used	7.5%	7.4%	0.1%	1.4%
Same store gross margin % — used	7.4%	7.4%	0.0%	0.0%

Units
Retail unit sales of used vehicles increased 4,659 units, or 16.0%, from 2010 to 2011. The increase is due to a 3,746 unit, or 12.9%, increase in same store retail unit sales, coupled with a 913 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S and international locations. Our ratio of used to new units improved to 0.9 to 1.0 during the three months ended September 30, 2011 compared to 0.7 to 1.0 during the same period in 2010.
Revenues
Used vehicle retail sales revenue increased $139.6 million, or 18.6%, from 2010 to 2011. The increase is due to a $112.3 million, or 15.0%, increase in same store revenues, coupled with a $27.3 million increase from net dealership acquisitions. The same store revenue increase is primarily due to the 12.9% increase in same store retail unit sales which increased revenue by $98.7 million, coupled with a $470, or 1.8%, increase in comparative average selling price per unit, which increased revenue by $13.6 million.
Gross Profit
Retail gross profit from used vehicle sales increased $10.8 million, or 19.3%, from 2010 to 2011. The increase is due to an $8.4 million, or 15.1%, increase in same store gross profit, coupled with a $2.4 million increase from net dealership acquisitions. The increase in same store gross profit is due to the 12.9% increase in used retail unit sales, which increased gross profit by $7.4 million, coupled with a $35, or 1.8%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $1.0 million.
Finance and Insurance Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Finance and insurance revenue	$73.3	$65.2	$8.1	12.4%
Same store finance and insurance revenue	$70.9	$64.9	$6.0	9.2%
Finance and insurance revenue per unit	$1,015	$959	$56	5.8%
Same store finance and insurance revenue per unit	$1,018	$959	$59	6.2%
Finance and insurance revenue increased $8.1 million, or 12.4%, from 2010 to 2011. The increase is due to a $6.0 million, or 9.2%, increase in same store revenues during the period, coupled with a $2.1 million increase from net dealership acquisitions. The same store revenue increase is due to a $59, or 6.2%, increase in comparative average finance and insurance revenue per unit which increased revenue by $4.0 million, coupled with a 3.0% increase in total retail unit sales, which increased revenue by $2.0 million.
Service and Parts Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Service and parts revenue	$354.6	$326.5	28.1	8.6%
Same store service and parts revenue	$339.1	$325.8	13.3	4.1%
Gross profit	$201.5	$186.6	14.9	8.0%
Same store gross profit	$192.8	$186.2	6.6	3.5%
Gross margin	56.8%	57.2%	(0.4%)	(0.7%)
Same store gross margin	56.9%	57.2%	(0.3%)	(0.5%)
Revenues
Service and parts revenue increased $28.1 million, or 8.6%, from 2010 to 2011. The increase is due to a $14.8 million increase from net dealership acquisitions, coupled with a $13.3 million, or 4.1%, increase in same store revenues during the period. We experienced same store increases in both the U.S. and international markets. We believe the year over year increase is primarily due to increased consumer demand as a result of an aging vehicle population and improving economic conditions.

Gross Profit
Service and parts gross profit increased $14.9 million, or 8.0%, from 2010 to 2011. The increase is due to an $8.3 million increase from net dealership acquisitions, coupled with a $6.6 million, or 3.5%, increase in same store gross profit during the period. The same store gross profit increase is due to the $13.3 million, or 4.1%, increase in same store revenues.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $36.3 million, or 10.7%, from $339.1 million to $375.4 million. The aggregate increase is due to a $22.9 million, or 6.8%, increase in same store SG&A, coupled with a $13.4 million increase from net dealership acquisitions. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of a 7.1% increase in same store retail gross profit versus the prior year. SG&A expenses decreased as a percentage of gross profit from 81.1% during the three months ended September 30, 2010 to 80.4% during the same period in 2011.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $1.8 million, or 20.3%, from $8.8 million to $7.0 million due to a decrease in same store floor plan interest expense. The same store decrease is due primarily to decreases in applicable interest rates.
Other Interest Expense
Other interest expense decreased $0.9 million, or 7.7%, from $12.2 million to $11.3 million. The decrease is due primarily to repayments under our non-amortizing U.S. term loan and repurchases of our Convertible Notes.
Debt Discount Amortization
We recorded $1.6 million of debt discount amortization expense relating to our Convertible Notes during the third quarter of 2010. As the debt discount was fully amortized as of March 31, 2011, the initial date investors of the Convertible Notes were entitled to require us to purchase their notes, there is no corresponding amortization expense recorded in the third quarter of 2011.
Equity in Earnings of Affiliates
Equity in earnings of affiliates increased $2.2 million, from $7.4 million to $9.6 million. The increase is due primarily to improved operating performance by PTL compared to the same period a year ago.
Gain on Debt Repurchase
During the three months ended September 30, 2010, we repurchased $43.0 million principal amount of our outstanding Convertible Notes, which had a book value, net of debt discount, of $41.6 million for $43.3 million. We allocated $2.5 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.2 million of unamortized deferred financing costs. As a result, we recorded a $0.6 million pre-tax gain in connection with the repurchases.
Income Taxes
Income taxes decreased $4.0 million, or 23.4%, from $17.4 million to $13.4 million. The third quarter of 2011 includes a benefit of $17.0 million from the resolution of certain tax items in the U.K. offset by a reduction in U.K. deferred tax assets of $6.0 million. Adjusting for these items, income taxes increased $7.0 million, or 40.2%, consistent with the increase in earnings.
Discontinued Operations
Amounts reported as discontinued operations consist primarily of the operations of smart USA. The three months ended September 30, 2010 include unit sales of 1,165 units. This business was sold to DVI in 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Our results for the nine months ended September 30, 2011 include a net income tax benefit of $11.0 million, or $0.12 per share, reflecting a positive adjustment from the resolution of certain tax items in the U.K. of $17.0 million, or $0.19 per share, partially offset by a reduction in U.K. deferred tax assets of $6.0 million, or $0.07 per share. Our results for the nine months ended September 30, 2010 include a gain of $1.6 million ($1.0 million after-tax) relating to the repurchase of $155.7 million aggregate principal amount of our Convertible Notes.
New Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
New retail unit sales	114,943	111,961	2,982	2.7%
Same store new retail unit sales	109,084	109,498	(414)	(0.4%)
New retail sales revenue	$4,288.7	$3,882.9	405.8	10.5%
Same store new retail sales revenue	$4,047.3	$3,802.5	244.8	6.4%
New retail sales revenue per unit	$37,312	$34,681	2,631	7.6%
Same store new retail sales revenue per unit	$37,102	$34,727	2,375	6.8%
Gross profit — new	$356.4	$317.3	39.1	12.3%
Same store gross profit — new	$336.3	$310.6	25.7	8.3%
Average gross profit per new vehicle retailed	$3,101	$2,834	267	9.4%
Same store average gross profit per new vehicle retailed	$3,083	$2,836	247	8.7%
Gross margin % — new	8.3%	8.2%	0.1%	1.2%
Same store gross margin % — new	8.3%	8.2%	0.1%	1.2%
Units
Retail unit sales of new vehicles increased 2,982 units, or 2.7%, from 2010 to 2011. The increase is due to a 3,396 unit increase from net dealership acquisitions, offset by a 414 unit, or 0.4%, decrease in same store retail unit sales during the period. The same store decrease was due primarily to unit sales decreases in our volume foreign brand stores in the U.S. and U.K., slightly offset by an increase in our premium brand stores in the U.S. and U.K. We believe the same store decrease in unit sales of volume foreign brands is due to the decreased availability of vehicles resulting from the earthquake and tsunami that struck Japan in March of 2011.
Revenues
New vehicle retail sales revenue increased $405.8 million, or 10.5%, from 2010 to 2011. The increase is due to a $244.8 million, or 6.4%, increase in same store revenues, coupled with a $161.0 million increase from net dealership acquisitions. The same store revenue increase is due primarily to a $2,375, or 6.8%, increase in average selling prices per unit which increased revenue by $260.2 million, offset by the 0.4% decrease in retail unit sales, which decreased revenue by $15.4 million.
Gross Profit
Retail gross profit from new vehicle sales increased $39.1 million, or 12.3%, from 2010 to 2011. The increase is due to a $25.7 million, or 8.3%, increase in same store gross profit, coupled with a $13.4 million increase from net dealership acquisitions. The same store increase is due primarily to a $247, or 8.7%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $27.0 million, offset by the 0.4% decrease in retail unit sales, which decreased gross profit by $1.3 million.

Used Vehicle Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Used retail unit sales	97,494	83,460	14,034	16.8%
Same store used retail unit sales	92,548	81,760	10,788	13.2%
Used retail sales revenue	$2,580.3	$2,170.0	410.3	18.9%
Same store used retail sales revenue	$2,458.1	$2,134.9	323.2	15.1%
Used retail sales revenue per unit	$26,466	$26,001	465	1.8%
Same store used retail sales revenue per unit	$26,561	$26,112	449	1.7%
Gross profit — used	$204.8	$170.5	34.3	20.1%
Same store gross profit — used	$196.4	$169.1	27.3	16.1%
Average gross profit per used vehicle retailed	$2,100	$2,043	57	2.8%
Same store average gross profit per used vehicle retailed	$2,122	$2,068	54	2.6%
Gross margin % — used	7.9%	7.9%	0.0%	0.0%
Same store gross margin % — used	8.0%	7.9%	0.1%	1.3%
Units
Retail unit sales of used vehicles increased 14,034 units, or 16.8%, from 2010 to 2011. The increase is due to a 10,788 unit, or 13.2%, increase in same store retail unit sales, coupled with a 3,246 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S and international locations.
Revenues
Used vehicle retail sales revenue increased $410.3 million, or 18.9%, from 2010 to 2011. The increase is due to a $323.2 million, or 15.1%, increase in same store revenues, coupled with an $87.1 million increase from net dealership acquisitions. The same store revenue increase is due to the 13.2% increase in same store retail unit sales which increased revenue by $286.5 million, coupled with a $449, or 1.7%, increase in comparative average selling prices per unit, which increased revenue by $36.7 million.
Gross Profit
Retail gross profit from used vehicle sales increased $34.3 million, or 20.1%, from 2010 to 2011. The increase is due to a $27.3 million, or 16.1%, increase in same store gross profit, coupled with a $7.0 million increase from net dealership acquisitions. The increase in same store gross profit is due to the 13.2% increase in used retail unit sales, which increased gross profit by $22.9 million, coupled with a $54, or 2.6%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $4.4 million.
Finance and Insurance Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Finance and insurance revenue	$208.8	$184.6	$24.2	13.1%
Same store finance and insurance revenue	$201.2	$181.8	$19.4	10.7%
Finance and insurance revenue per unit	$983	$945	$38	4.0%
Same store finance and insurance revenue per unit	$998	$951	$47	4.9%
Finance and insurance revenue increased $24.2 million, or 13.1%, from 2010 to 2011. The increase is due to a $19.4 million, or 10.7%, increase in same store revenues during the period, coupled with a $4.8 million increase from net dealership acquisitions. The same store revenue increase is due to a 5.4% increase in total retail unit sales, which increased revenue by $10.4 million, coupled with a $47, or 4.9%, increase in comparative average finance and insurance revenue per unit which increased revenue by $9.0 million.

Service and Parts Data

			2011 vs. 2010
Dollars in millions, except per unit amounts	2011	2010	Change	% Change
Service and parts revenue	$1,049.5	$974.9	74.6	7.7%
Same store service and parts revenue	$997.7	$958.8	38.9	4.1%
Gross profit	$597.9	$554.4	43.5	7.8%
Same store gross profit	$569.2	$545.5	23.7	4.3%
Gross margin	57.0%	56.9%	0.1%	0.2%
Same store gross margin	57.0%	56.9%	0.1%	0.2%
Revenues
Service and parts revenue increased $74.6 million, or 7.7%, from 2010 to 2011. The increase is due to a $38.9 million, or 4.1%, increase in same store revenues during the period, coupled with a $35.7 million increase from net dealership acquisitions. The same store increase relates primarily to our U.S. operations. We believe the year over year increase is primarily due to increased consumer demand as a result of an aging vehicle population and improving economic conditions.
Gross Profit
Service and parts gross profit increased $43.5 million, or 7.8%, from 2010 to 2011. The increase is due to a $23.7 million, or 4.3%, increase in same store gross profit during the period, coupled with a $19.8 million increase from net dealership acquisitions. The same store gross profit increase is due to the $38.9 million, or 4.1%, increase in same store revenues, which increased gross profit by $22.3 million, coupled with a 0.1% increase in gross margin, which increased gross profit by $1.4 million.
Selling, General and Administrative
Selling, general and administrative expenses (“SG&A”) increased $108.6 million, or 10.8%, from $1,003.2 million to $1,111.8 million. The aggregate increase is due to a $75.9 million, or 7.7%, increase in same store SG&A, coupled with a $32.7 million increase from net dealership acquisitions. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of an 8.0% increase in same store retail gross profit versus the prior year. SG&A expenses decreased as a percentage of gross profit from 81.3% to 80.9%.
Floor Plan Interest Expense
Floor plan interest expense, including the impact of swap transactions, decreased $3.8 million, or 15.2%, from $24.9 million to $21.1 million due to a decrease in same store floor plan interest expense. The same store decrease is due primarily to decreases in applicable interest rates.
Other Interest Expense
Other interest expense decreased $4.2 million, or 11.3%, from $37.5 million to $33.3 million. The decrease is due primarily to repayments under our non-amortizing U.S. term loan and repurchases of our Convertible Notes.
Debt Discount Amortization
Debt discount amortization relating to our Convertible Notes decreased $5.3 million, from $7.0 million to $1.7 million, due to the repurchase of a portion of our outstanding Convertible Notes and the completion of the debt discount amortization at March 31, 2011, the initial date investors of the Convertible Notes were entitled to require us to purchase their notes.
Equity in Earnings of Affiliates
Equity in earnings of affiliates increased $5.8 million, or 49.5%, from $11.7 million to $17.5 million, due primarily to improved operating performance by PTL compared to the same period a year ago.

Gain on Debt Repurchase
During the nine months ended September 30, 2010, we repurchased $155.7 million principal amount of our outstanding Convertible Notes, which had a book value, net of debt discount, of $149.1 million for $156.6 million. We allocated $10.2 million of the total consideration to the reacquisition of the equity component of the Convertible Notes. In connection with the transactions, we wrote off $0.7 million of unamortized deferred financing costs. As a result, we recorded $1.6 million of pre-tax gains in connection with the repurchases.
Income Taxes
Income taxes increased $2.8 million, or 5.8%, from $48.5 million to $51.3 million. The nine months ended September 30, 2011 includes a net benefit of $11.0 million from the resolution of certain tax items in the U.K. offset by reductions in U.K. deferred tax assets. Adjusting for these items, income taxes increased $7.0 million, or 40.2%, from 2010 to 2011, due to an increase in our pre-tax income versus prior year.
Discontinued Operations
Amounts reported as discontinued operations consist primarily of the operations of smart USA. The nine months ended September 30, 2010 include unit sales of 4,161 units. This business was sold to DVI in 2011.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, debt service and repayments, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends from joint venture investments, or the issuance of equity securities.
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
As of September 30, 2011, we had $233.1 million and £54.3 million ($84.6 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.
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
During the nine months ended September 30, 2011, we repurchased 2,449,768 shares of our common stock, including 2,400,301 shares on the open market for a total of $44.3 million, or $18.07 per share. As of September 30, 2011, we have $106.8 million in authorization under the existing securities repurchase program. The remaining 49,467 shares of common stock were repurchased for $1.0 million, or $20.08 per share, from employees using a net share settlement feature of employee restricted stock awards.

Dividends
We paid a common stock dividends of $0.07 and $0.08 per share on June 3, 2011 and September 1, 2011, respectively, and have announced a common stock dividend of $0.09 per share payable on December 1, 2011 to shareholders of record on November 14, 2011. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then existing indebtedness, financial condition, and other factors.
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
U.S. Credit Agreement
We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $375.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a balance of $134.0 million, and for an additional $10.0 million of availability for letters of credit. The term of the credit agreement was extended on September 20, 2011, by one year through September 30, 2014. In addition, the U.S. Credit Agreement was amended to, among other things, increase the revolving loan availability to up to $375.0 million and to reduce the rate for collateralized revolving loan borrowings from LIBOR plus 2.75% to LIBOR plus 2.50%. The revolving loans now bear interest at a defined LIBOR plus 2.50%, subject to an incremental 1.0% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with defined financial and other tests and ratios, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2011, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements.”
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of September 30, 2011, $134.0 million of term loans, $1.3 million of letters of credit, and $120.0 million of revolver borrowings were outstanding under the U.S. credit agreement.
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

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2011, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.
The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. As of September 30, 2011, outstanding loans under the U.K. credit agreement amounted to £46.2 million ($72.0 million).
7.75% Senior Subordinated Notes
In December 2006, we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option beginning in December 2011 at specified redemption prices, or prior to December 2011 at 100% of the principal amount of the notes plus a defined “make-whole” premium. Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of September 30, 2011, we were in compliance with all negative covenants and there were no events of default. We expect to remain in compliance during the next twelve months.
Senior Subordinated Convertible Notes
Holders of the Convertible Notes had the right to require us to purchase their Convertible Notes on April 1, 2011. Of the Convertible Notes outstanding on April 1, 2011, $87.3 million were validly tendered to us. As a result, $63.3 million of the Convertible Notes remained outstanding as of September 30, 2011. Remaining holders of the Convertible Notes may require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.
The remaining Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of September 30, 2011, we were in compliance with all negative covenants and there were no events of default. We expect to remain in compliance during the next twelve months.
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
Mortgage Facilities
We are party to several mortgages, which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2011, we owed $77.9 million of principal under our mortgage facilities.
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
During the third quarter of 2011, outstanding revolving commitments varied between no balance and $164.0 million under the U.S. credit agreement and between £21.0 million and £56.0 million under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
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
PTL Dividends
We own a 9.0% limited partnership interest in Penske Truck Leasing. During the nine months ended September 30, 2011 and 2010, respectively, we received $7.8 million and $8.8 million of pro rata cash dividends relating to this investment. We currently expect to continue to receive future dividends from PTL subject in amount and timing on its performance.
Operating Leases
We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with defined financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2011, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.
Off-Balance Sheet Arrangements
We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event a subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations.
Cash Flows
Cash and cash equivalents decreased by $10.1 million and $6.4 million during the nine months ended September 30, 2011 and 2010, respectively. The major components of these changes are discussed below.
Cash Flows from Continuing Operating Activities
Cash provided by continuing operating activities was $175.8 million and $118.7 million during the nine months ended September 30, 2011 and 2010, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.
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

	Nine Months Ended
	September 30,
Dollars in millions	2011	2010
Net cash from continuing operating activities as reported	$175.8	$118.7
Floor plan notes payable — non-trade as reported	106.1	50.7

Net cash from continuing operating activities including all floor plan notes payable	$281.9	$169.4

Cash Flows used in Continuing Investing Activities
Cash used in continuing investing activities was $309.5 million and $65.7 million during the nine months ended September 30, 2011 and 2010, respectively. Cash flows used in continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $80.3 million and $56.4 million during the nine months ended September 30, 2011 and 2010, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of September 30, 2011, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $232.1 million and $9.3 million during the nine months ended September 30, 2011 and 2010, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $54.5 million and $5.7 million, respectively. Additionally, proceeds from other investing activities during the nine months ended September 30, 2011 were $2.9 million.

Cash Flows from (used in) Continuing Financing Activities
Cash provided by continuing financing activities was $116.2 million during the nine months ended September 30, 2011 and cash used in continuing financing activities was $59.9 million during the nine months ended September 30, 2010. Cash flows from (used in) continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net borrowings of long-term debt of $32.5 million and $9.9 million during the nine months ended September 30, 2011 and 2010, respectively. We repurchased $87.3 million aggregate principal amount of our Convertible Notes during the nine months ended September 30, 2011 and we used $156.6 million to repurchase $155.7 million aggregate principal amount of our Convertible Notes during the nine months ended September 30, 2010. We had net borrowings of floor plan notes payable non-trade of $106.1 million and $50.7 million during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we acquired 2,449,768 shares of common stock for $44.3 million, and also paid cash dividends to our stockholders of $13.9 million.
Cash Flows from Discontinued Operations
As previously mentioned, we received proceeds of $44.6 million during 2011 relating to the disposal of the smart USA distribution operation. The majority of these funds were utilized to repay floor plan amounts related to that business or termination payments to dealers. Any other cash flows relating to discontinued operations are not currently considered to be, nor are they expected to be, material to our liquidity or our capital resources. Additionally, we do not believe that the net impact of upcoming cash transactions relating to discontinued operations will be material.
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

Joint Venture Relationships
We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2011, our automotive retail joint venture relationships included:

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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2010 annual report on Form 10-K filed February 25, 2011 and our quarterly reports on Form 10-Q filed May 3, 2011 and August 2, 2011. Important factors that could cause actual results to differ materially from our expectations include the following:
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
•
we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more automobile manufacturers, such as the impact on the vehicle and parts supply chain due to natural disasters such as the earthquake and tsunami that struck Japan in March 2011, may negatively impact our revenues and profitability;

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
Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of September 30, 2011, a 100 basis point change in interest rates would result in an approximate $2.1 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate.
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
Foreign Currency Exchange Rates. As of September 30, 2011, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $332.0 million change to our revenues for the nine months ended September 30, 2011.
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
In February 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration. During the third quarter of 2011, we repurchased 1,831,559 shares of common stock under this program for a total of $31.8 million. As of September 30, 2011, our remaining authorization under the program was $106.8 million.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under
Period	Shares Purchased	per Share	or Programs	the Plans or Program
July 1 to July 31, 2011	—	$—	—	$138,580,578
August 1 to August 31, 2011	1,166,423	17.55	1,166,423	118,108,185
September 1 to September 30, 2011	665,136	17.03	665,136	106,778,845

	1,831,559	$17.39	1,831,559

Item 6.	Exhibits

4.1
Fourth Amendment dated September 30, 2011 to the Third Amended and Restated Credit Agreement dated September 30, 2008 by and among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to the 8-K filed September 30, 2011).

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

PENSKE AUTOMOTIVE GROUP, INC.
Date: November 7, 2011	By:	/s/ Roger S. Penske
Roger S. Penske
Chief Executive Officer

Date: November 7, 2011	By:	/s/ David K. Jones
David K. Jones
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1
Fourth Amendment dated September 30, 2011 to the Third Amended and Restated Credit Agreement dated September 30, 2008 by and among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to the 8-K filed September 30, 2011).

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