Form 10-K
period 2011-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2012-02-24
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-12297

Penske Automotive Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3086739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 Telegraph Road Bloomfield Hills, Michigan	48302-0954
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (248) 648-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2011 was $1,005,976,827. As of February 15, 2012, there were 90,277,356 shares of voting common stock outstanding.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2012 Annual Meeting of the Stockholders to be held May 9, 2012 are incorporated by reference into Part III, Items 10-14.

PART I

Item 1.	Business

We are the second largest automotive retailer headquartered in the U.S. as measured by the $11.6 billion in total revenue we generated in 2011. As of December 31, 2011, we operated 320 retail automotive franchises, of which 166 franchises are located in the U.S. and 154 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2011, we retailed and wholesaled more than 348,000 vehicles. We are diversified geographically, with 63% of our total revenues in 2011 generated in the U.S. and Puerto Rico and 37% generated outside the U.S. We offer approximately 40 vehicle brands, with 96% of our total retail revenue in 2011 generated from brands of non-U.S. based manufacturers, and 69% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

We also own a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider. PTL leases, rents and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is the largest purchaser of commercial trucks in North America through its approximately 1,000 corporate and 1,900 agent locations. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation.

We believe our diversified income streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales are typically less cyclical than retail vehicle sales, and generate the largest part of our gross profit. The following graphic shows the percentage of our retail revenues by product area (new vehicle, used vehicle, service and parts, and finance and insurance) and their respective contribution to our overall gross profit in 2011:

Revenue Mix	Gross Profit Mix

Industry and Outlook

The majority of our revenues are generated in the U.S., which in 2010 was the world’s second largest automotive retail market. In 2011 sales of cars and light trucks were approximately 12.8 million units, which represents an increase of 10% over 2010. The majority of automotive retail sales in the U.S. are generated at approximately 17,700 franchised dealerships as of January 1, 2011, which generated revenues of approximately $512 billion in 2010, including 53% from new vehicle sales, 33% from used vehicle sales and 14% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

We also operate in Germany and the U.K., which represented the first and third largest automotive retail markets, respectively, in Western Europe in 2011, and accounted for approximately 40% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 12.8 million in 2011, a 1% decrease compared to 2010. In Germany and the U.K., new car sales were approximately 3.2 million and 1.9 million units, respectively, in 2011.

In the U.S., publicly held automotive retail groups account for less than 10% of total industry revenue. Although significant consolidation has already taken place, the industry remains highly fragmented, with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. The Western European retail automotive market is similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards, the limited number of viable alternative exit strategies for dealership owners and the impact of the current economic and industry environment on smaller, less well capitalized dealership groups.

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

The level of new automotive unit sales in our markets impacts our results. The new vehicle market and the amount of customer traffic visiting our dealerships has improved during 2010 and 2011, though the level of automotive sales in the U.S. remains below levels compared to the last 10 years. There are market expectations for continued improvement in the automotive market in the U.S. over the next several years, although the level of such improvement is uncertain. During 2011, 12.8 million cars and light trucks were sold in the U.S., representing a 10% improvement over the 11.6 million cars and light trucks sold during the same period last year. We believe the U.S. automotive market will continue to recover based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, increased availability, and lower cost, of credit for consumers, and the planned introduction of new models by many different vehicle brands.

Vehicle registrations in the U.K were 1.94 million in 2011 compared to 2.03 million in 2010, representing a decline of 4.4%. According to the Society of Motor Manufacturers and Traders (www.smmt.co.uk), the U.K. market is expected to be challenging in 2012 as the economic outlook remains uncertain, however, in 2011, vehicle registrations of premium brands such as Audi, Bentley, BMW, Jaguar, Land Rover, Lexus, Mercedes-Benz, MINI and Porsche increased, indicating that registrations of premium/luxury vehicles have been more resilient than the market as a whole.

For a more detailed discussion of our financial and operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Long-Term Business Strategy

Our long-term business strategy focuses on several key areas in an effort to foster long-term relationships with our customers. The key areas of our long-term strategy follow:

•	Attract, develop, and empower associates to grow our business;

•	Offer outstanding brands in premium facilities and facilitate superior customer service;

•	Diversification;

•	Expand revenues at existing locations and increase higher-margin businesses;

•	Grow through targeted acquisitions;

•	Enhance customer satisfaction;

•	Leverage scale and implement “best practices;” and

•	Leverage Internet Marketing

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

We have the highest percentage of revenues from foreign and luxury brands among the U.S. based publicly-traded automotive retailers. We believe luxury and foreign brands will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. In 2011, our revenue mix consists of 69% related to premium brands, 27% related to volume foreign brands, and 4% relating to brands of U.S. based manufacturers.

The following chart reflects our percentage of total revenues by brand in 2011:

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

Diversification Outside the U.S.

One of the unique attributes of our operations versus our peers is our diversification outside the U.S. Approximately 37% of our consolidated revenue during 2011 was generated outside the U.S. and Puerto Rico, predominately in the U.K. The U.K. is the third largest retail automotive market in Western Europe. Our brand mix in the U.K. is predominantly premium. We believe that as of December 31, 2011, we were among the largest Audi, Bentley, BMW, Ferrari, Land Rover, Lexus, Mercedes-Benz, Maserati and Porsche dealers in the U.K. based on new unit sales.

Additionally, we operate a number of dealerships in Germany, Western Europe’s largest retail automotive market, including through joint ventures with experienced local partners, which sell and service Audi, BMW, Lexus, MINI, Porsche, Toyota, Volkswagen and various other premium brands.

Penske Truck Leasing

We hold a 9.0% limited partnership interest in PTL. PTL leases, rents and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America through its approximately 1,000 corporate and 1,900 agent locations. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. We currently expect to continue to receive annual pro-rata cash distributions of a portion of the partnership’s profits, and we expect to realize U.S. tax savings from the partnership.

Expand Revenues at Existing Locations and Increase Higher-Margin Businesses

Increase Same-Store Sales. We believe our emphasis on superior customer service and premium facilities will contribute to increases in same-store sales over time. We have added a significant number of incremental service bays in recent years in order to better accommodate our customers and further enhance our higher-margin service and parts revenues. We have employed a strategy called “Retail First” to increase our same-store used vehicle sales. Under this approach, we have increased our efforts to retail a vehicle to a consumer before attempting to dispose of it through the traditional wholesale process. We believe this approach has helped to increase the number of used retail vehicle sales in 2011.

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

Expand Service and Parts and Collision Repair Revenues. Today’s vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. We believe that our brand mix and the complexity of today’s vehicles, combined with our investment in expanded service facilities and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 29 collision repair centers which are integrated with local dealership operations. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements.

Grow through Targeted Acquisitions

We believe that attractive acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The fragmented automotive retail market provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers. In 2011, we acquired 7 franchises which we estimate will generate approximately $500 million of revenue on an annualized basis. In addition, in January 2012, we acquired the Agnew Group of dealerships in the U.K. which we expect to generate approximately $500 million of additional annualized revenues. We also divested or classified as discontinued operations 16 franchises that generated approximately $300 million of revenue on an annualized basis in 2011.

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

Leverage Internet Marketing

We intend to leverage the internet to attract and retain customers as we believe the majority of our customers consult the Internet for information when shopping for a vehicle. In order to attract customers and enhance our customer service, each of our dealerships maintains its own website. All of our dealership websites are presented in common formats (except where otherwise required by manufacturers) which helps to minimize costs and provides a consistent image across dealerships. In addition, many automotive manufacturers’ websites, and our corporate websites, provide links to our dealership websites and, in the U.K., manufacturers also provide a website for the dealership.

In addition, we list substantially all our U.S. and U.K. vehicle inventory on www.PenskeCars.com or www.sytner.co.uk, respectively. These websites are designed to make it easy for consumers, employees and partners to view and compare over 30,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple method to schedule maintenance and repair services at their local Penske Automotive dealership and view extensive vehicle information, including photos, prices, promotions, videos and third party vehicle history reports for pre-owned vehicles.

We attempt to obtain high visibility for these websites by utilizing strategies to obtain high search engine relevance on sites like Google and Bing. We also encourage interaction with our customers on social media sites such as Facebook and YouTube to bring new customers to our dealership and enhance repeat and referral business.

Acquisitions

We routinely acquire and dispose of franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships that were acquired or opened from January 1, 2009 to December 31, 2011:

Dealership	Date Opened or Acquired	Location	Franchises
U.S.
Lamborghini Scottsdale	04/09	Phoenix, AZ	Lamborghini
Audi Turnersville	06/09	Turnersville, NJ	Audi
Commonwealth Audi Volkswagen	01/10	Santa Ana, CA	Audi, Volkswagen
Hudson Chrysler Jeep Dodge	02/10	Jersey City, NJ	Chrysler, Jeep, Dodge
Sprinter @ Mercedes-Benz of Chandler	02/10	Chandler, AZ	Sprinter
Sprinter @ Mercedes-Benz of San Diego	03/10	San Diego, CA	Sprinter
MINI of Tempe	03/10	Tempe, AZ	MINI
MINI of Austin	04/10	Austin, TX	MINI
Audi Chantilly	04/10	Chantilly, VA	Audi
Mercedes-Benz Chantilly	04/10	Chantilly, VA	Mercedes-Benz
Sprinter @ Mercedes-Benz of Chantilly	04/10	Chantilly, VA	Sprinter
Sprinter @ Mercedes-Benz of Warwick	04/10	Warwick, RI	Sprinter
Sprinter @ Mercedes-Benz of Fairfield	04/10	Fairfield, CT	Sprinter
MINI of San Diego	09/10	San Diego, CA	MINI
Audi Bedford	12/10	Bedford, OH	Audi
Porsche of Bedford	12/10	Bedford, OH	Porsche
Lotus Scottsdale	02/11	Scottsdale, AZ	Lotus
Fiat-Ponce	05/11	Ponce, PR	Fiat
Audi Willoughby	03/11	Willoughby, OH	Audi
Crevier BMW/MINI	07/11	Santa Ana, CA	BMW, MINI
Mercedes-Benz of Greenwich	07/11	Greenwich, CT	Mercedes-Benz
Maybach of Greenwich	07/11	Greenwich, CT	Maybach
Fiat of Fayetteville	12/11	Fayetteville, AR	Fiat
Fiat Mayaguez	12/11	Mayaguez, PR	Fiat

Outside the U.S.
Porsche Centre Leicester	03/09	Leicester, England	Porsche
Porsche Centre Solihull	03/09	West Midlands, England	Porsche
Graypaul Birmingham	03/09	Worcestershire, England	Ferrari/Maserati
Guy Salmon Land Rover Bristol	09/09	Bristol, England	Land Rover
Autohaus Augsburg	03/10	Augsburg, Germany	BMW(2), MINI
smart Northampton	07/10	Northampton, England	smart
Sytner Maidenhead (BMW/MINI)	02/11	Maidenhead, England	BMW, MINI
McLaren Manchester	07/11	Manchester, England	McLaren

In January 2012, we acquired 13 additional franchises in the United Kingdom formerly part of the Isaac Agnew dealership group.

In 2011, 2010, and 2009, we disposed of 16, 7, and 7 franchises, respectively, that we believe were not integral to our strategy or operations. We expect to continue to pursue acquisitions and selected dispositions in the future.

Dealership Operations

Franchises. Following are summaries of our franchises by location and our dealership mix by franchise as of December 31, 2011:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	23	Toyota/Lexus/Scion	33	13	46
Arkansas	11	BMW/MINI	17	35	52
California	27	Mercedes-Benz/Sprinter/smart	20	20	40
Connecticut	8	Honda/Acura	26	2	28
Florida	8	Chrysler/Jeep/Dodge/Fiat	15	15	30
Georgia	4	Jaguar	1	7	8
Indiana	2	Land Rover	1	12	13
Michigan	2	Audi/Volkswagen/Bentley	16	20	36
Minnesota	2	Ferrari/Maserati	6	12	18
Nevada	2	Ford	1	—	1
New Jersey	22	Porsche	6	7	13
New York	1	Cadillac/Chevrolet	6	—	6
Ohio	9	Nissan/Infiniti	7	—	7
Puerto Rico	15	Others	11	11	22

Rhode Island	13	Total	166	154	320

Tennessee	2
Texas	8
Virginia	7

Total U.S.	166
U.K.	142
Germany	12

Total Foreign	154

Total Worldwide	320

New Vehicle Retail Sales. In 2011, we sold 154,829 new vehicles which generated 53% of our retail revenue and 27% of our retail gross profit. We sell approximately 40 brands of domestic and import family, sports and premium cars, light trucks and sport utility vehicles in the U.S., Puerto Rico, the U.K. and Germany. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relations with the automotive manufacturers, based in part on our long-term presence in the automotive retail market, our commitment to providing premium facilities, the reputation of our management team and the consistent high sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales. In 2011, we sold 129,652 used vehicles, which generated 31% of our retail revenue and 14% of our retail gross profit. We acquire used vehicles from various sources, including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Several of our dealerships have implemented software tools which assist in procuring and selling used vehicles. Through our scale in certain U.S. markets, we have implemented closed-bid auctions that allow us to bring a large number of vehicles we do not intend to retail to a central market for other dealers or wholesalers to purchase. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction. We have employed a strategy called “Retail First” to increase our same-store used vehicle sales. Under this approach, we have increased our efforts to retail a vehicle to a consumer before attempting to dispose of it through the traditional wholesale process. We believe this approach has helped to increase the number of used retail vehicles sales in 2011. We believe these strategies have resulted in greater operating efficiency and helped to reduce costs associated with maintaining optimal inventories.

Vehicle Finance, Extended Service and Insurance Sales. Finance and insurance sales represented 3% of our retail revenue and 15% of our retail gross profit in 2011. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee we receive.

We also offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a total loss), lease “wear and tear” insurance and theft protection products. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries. Similar to finance transactions, we are subject to chargebacks relating to fees earned in connection with the sale of certain extended protection products. We also offer for sale other aftermarket products, including security systems and protective coatings.

We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations.

Service and Parts Sales. Service and parts sales represented 13% of our retail revenue and 44% of our retail gross profit in 2011. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today’s automobiles.

A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 29 collision repair centers, each of which is operated as an integral part of our dealership operations.

smart USA. Through June 30, 2011, smart USA Distributor LLC, our former wholly-owned subsidiary, was the exclusive distributor of the smart fortwo vehicle in the U.S. and Puerto Rico and was responsible for maintaining a vehicle dealership network. On June 30, 2011, smart USA completed the sale of certain assets and the transfer of certain liabilities relating to the distribution rights, management, sales and marketing activities of smart USA to Daimler Vehicle Innovations LLC, a wholly owned subsidiary of Mercedes-Benz USA.

Penske Truck Leasing

We hold a 9.0% limited partnership interest in Penske Truck Leasing (“PTL”). PTL, which was founded more than 40 years ago, provides transportation services and supply chain management solutions in North America. PTL is capable of meeting customers’ needs at every point in the supply chain with one of the industry’s most comprehensive offerings, including full-service leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. PTL has a highly diversified customer base ranging from individual consumers to multi-national corporations across industries such as food and beverage, manufacturing, transportation, automotive, healthcare, and retail.

Leasing, Rental & Contract Maintenance represents PTL’s largest business. For commercial customers, PTL provides full-service leasing and rental utilizing a fleet of approximately 130,000 company owned vehicles and contract maintenance on a fleet of approximately 70,000 customer owned vehicles. Customers outsource vehicle operations to PTL in order to reduce the complexity and cost of vehicle ownership. Under a typical full-service lease, PTL provides and fully maintains the vehicle, which has been specifically configured for and approved by the customer. Full-service lease terms generally range from four to seven years on tractors and trucks and from six to ten years on trailers.

The services provided under full-service lease and contract maintenance generally include preventive maintenance, emergency road service, fleet services, safety programs, and nationwide fuel services through its network of company operated facilities and a nationwide network of independent truck stops. PTL’s rental operations offer short term availability of tractors, trucks and trailers, typically to accommodate seasonal, emergency and other temporary needs. A significant portion of these rentals are to existing full-service lease and contract maintenance customers seeking flexibility in their fleet management. PTL has a network of nearly 700 locations throughout North America to provide full-service leasing, rental and contract maintenance services to customers.

For consumer customers, PTL provides short term rental of light and medium duty trucks on a one-way and local basis, typically to transport household goods. Customers typically include individuals seeking a do-it-yourself solution to their moving needs. PTL's fleet consists of late model vehicles ranging in size from small vans to 26-foot trucks. Consumer rentals are conducted through approximately 1,900 independent rental agents and also through PTL’s leasing and rental facilities.

Logistics. PTL’s logistics business offers an extensive variety of services, such as dedicated contract carriage, distribution center management, transportation management and acting as the lead logistics provider for its customers. PTL provides solutions to its customers for many aspects of the supply chain, including inbound material flow, handling and packaging, inventory management, distribution and technology solutions, and sourcing of third party carriers. These offerings are available individually or in any combination and often involve PTL associates performing services at the customer’s location. By offering a scalable series of products and services to its customers, PTL can manage all or part of its customer’s supply chain. PTL utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs.

PAG Dealership Locations

The following is a list of all of our dealerships as of December 31, 2011:

U.S. DEALERSHIPS

ARIZONA

Acura North Scottsdale

Audi of Chandler

Audi North Scottsdale

Bentley Scottsdale

BMW North Scottsdale

Bugatti Scottsdale

Jaguar North Scottsdale

Lamborghini Scottsdale

Land Rover North Scottsdale

Lexus of Chandler

Lotus Scottsdale

Mercedes-Benz of Chandler

MINI North Scottsdale

MINI of Tempe

Porsche North Scottsdale

Rolls-Royce Scottsdale

Scottsdale Aston Martin

Scottsdale Ferrari Maserati

Scottsdale Lexus

smart center Chandler

Sprinter @ Mercedes-Benz of Chandler

Tempe Honda

Volkswagen North Scottsdale

ARKANSAS

Acura of Fayetteville

Chevrolet of Fayetteville

Fiat of Fayetteville

Honda of Fayetteville

Landers Chevrolet

Landers Chrysler Jeep Dodge

Landers Ford

Toyota-Scion of Fayetteville

CALIFORNIA

Acura of Escondido

Audi Escondido

Audi Stevens Creek

Toyota Scion of Clovis

BMW of San Diego

Capitol Honda

Commonwealth Audi

Commonwealth Volkswagen

Crevier BMW

Creview MINI

Honda Mission Valley

Honda North

Honda of Escondido

Kearny Mesa Acura

Kearny Mesa Toyota-Scion

Lexus Kearny Mesa

Los Gatos Acura

Marin Honda

MINI of San Diego

Mazda of Escondido

Mercedes-Benz of San Diego

Peter Pan BMW

Porsche of Stevens Creek

smart center San Diego

Sprinter @ Mercedes-Benz of San Diego

CONNECTICUT

Audi of Fairfield

Honda of Danbury

Mercedes-Benz of Fairfield

Mercedes-Benz of Greenwich

Maybach of Greenwich

Porsche of Fairfield

smart center Fairfield

Sprinter @ Mercedes-Benz of Fairfield

FLORIDA

Central Florida Toyota-Scion

Royal Palm Mazda

Palm Beach Toyota-Scion

Royal Palm Toyota-Scion

Royal Palm Nissan

GEORGIA

Atlanta Toyota-Scion

Honda Mall of Georgia

United BMW of Gwinnett

United BMW of Roswell

INDIANA

Penske Chevrolet

Penske Honda

MICHIGAN

Honda Bloomfield

Rinke Cadillac

MINNESOTA

Motorwerks BMW

Motorwerks MINI

NEW JERSEY

Acura of Turnersville

Audi Turnersville

BMW of Turnersville

Chevrolet Cadillac of Turnersville

BMW of Tenafly

Lexus of Edison

Ferrari Maserati of Central New Jersey

Gateway Toyota-Scion

Honda of Turnersville

Hudson Chrysler Jeep Dodge

Hudson Nissan

Hudson Toyota-Scion

Hyundai of Turnersville

Lexus of Bridgewater

Nissan of Turnersville

Toyota-Scion of Turnersville

NEW YORK

Honda of Nanuet

OHIO

Audi Bedford

Audi Willoughby

Honda of Mentor

Infiniti of Bedford

Mercedes-Benz of Bedford

Porsche of Beachwood

smart center Bedford

Toyota-Scion of Bedford

RHODE ISLAND

Acura of Warwick

Audi Warwick

Bentley Providence

BMW of Warwick

Infiniti of Warwick

Lexus of Warwick

Mercedes-Benz of Warwick

MINI of Warwick

Nissan West Warwick

Porsche of Warwick

smart center Warwick

Sprinter @ Mercedes-Benz of Warwick

TENNESSEE

Wolfchase Toyota-Scion

TEXAS BMW of Austin Honda of Spring Spring Branch Honda MINI of Austin Round Rock Honda Round Rock Hyundai Round Rock Toyota-Scion VIRGINIA Audi Chantilly

Audi of Tysons Corner

Mercedes-Benz Chantilly

Mercedes-Benz of Tysons Corner

Porsche of Tysons Corner

smart center Tysons Corner

Sprinter @ Mercedes-Benz of Chantilly

PUERTO RICO

Lexus de San Juan

Triangle Chrysler, Dodge, Jeep de

Ponce

Triangle Chrysler, Dodge, Jeep, del Oeste

Triangle Honda 65 de Infanteria

Triangle Honda-Suzuki de Ponce

Triangle Nissan del Oeste

Triangle Toyota-Scion de San Juan

Triangle Fiat del Oeste

Triangle Fiat de Ponce

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

Sytner Maidenhead

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

McLaren

McLaren Manchester

Mercedes-Benz/smart

Mercedes-Benz of Bath

Mercedes-Benz of Bedford

Mercedes-Benz of Carlisle

Mercedes-Benz of Cheltenham and Gloucester

Mercedes-Benz of Newbury

Mercedes-Benz/smart of Northampton

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

VW Leeds

Volvo

Tollbar Warwick

GERMANY

Autohaus Augsburg (Goggingen) (BMW)

Autohaus Augsburg (Lechhausen) (BMW)

Autohaus Augsburg (Stadtmitte) (MINI)

Penske Sportwagenzentrum (Porsche)

Tamsen, Bremen (Aston Martin, Bentley, Ferrari, Maserati)

Tamsen, Hamburg (Aston Martin, Ferrari,

Lamborghini, Maserati)

We also own 50% of the following dealerships:

GERMANY

Aix Automobile (Toyota)

Audi Zentrum Aachen

Autohaus Nix (Eschborn) (Toyota)

Autohaus Krings (Volkswagen)

Autohaus Nix (Frankfurt) (Toyota, Lexus)

Autohaus Nix (Offenbach) (Toyota, Lexus)

Autohaus Nix (Wachtersbach) (Toyota)

Autohaus Piper (Skoda)

Autohaus Piper Aachen (Volkswagen)

Autohaus Sirries (Volkswagen, Audi)

J-S Auto Park Stolberg (Volkswagen)

Jacobs Automobile Düren (Volkswagen, Audi)

Jacobs Automobile Zweighieder Lassung

Geilenkirehen (Volkswagen, Audi)

Lexus Forum Frankfort

TCD (Toyota)

Volkswagen Zentrum Aachen

Wolff & Meir (Volkswagen, Skoda)

Zabka Automobile (Volkswagen, Audi)

U.S. Penske Wynn Ferrari Maserati (Nevada) MAX BMW Motorcycles (Connecticut) MAX BMW Motorcycles (New Hampshire) MAX BMW Motorcycles (New York)

Information Technology

We consolidate financial, accounting and operational data received from our U.S. dealers through a private communications network. Dealership data is gathered and processed through individual dealer systems utilizing a common management system licensed from a third-party. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures. Our database technology allows us to extract and aggregate information from the system in a consistent format to generate consolidating financial and operational data. The system also allows us to access detailed information for each dealership individually, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze these dealerships’ results of operations and financial position so as to identify areas for improvement. Our technology and processes also enable us to quickly integrate dealerships or dealership groups we acquire in the U.S.

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

Marketing

Our advertising and marketing efforts are focused at the local market level, with the aim of building our retail operations. We utilize many different media for our marketing activities, focusing on the Internet and other digital media, including our own websites such as www.PenskeCars.com and www.sytner.co.uk as discussed above under “Leverage Internet Marketing”. We also utilize newspaper, direct mail, magazine, television, and radio advertising. Automobile manufacturers supplement our local and regional advertising efforts through large advertising campaigns promoting their brands and promoting attractive financing packages and other incentive programs they may offer. In an effort to realize increased efficiencies, we are focusing on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for targeted marketing resources.

Agreements with Vehicle Manufacturers

We operate our dealerships under separate agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. In addition, the General Manager and/or the owner of a dealership typically cannot be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s or distributors brand of vehicles and related parts and warranty services at our dealership. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brand at our dealership.

Some of our agreements, including those with BMW, Honda, Mercedes-Benz and Toyota, expire after a specified period of time ranging from one to six years. Manufacturers have generally not terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed without substantial cost. We currently expect the manufacturers to renew all of our franchise agreements as they expire. In addition, certain agreements with the manufacturers limit the total number of dealerships of that brand that we may own in a particular geographic area and, in some cases, limit the total number of their vehicles that we may sell as a percentage of a particular manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. To date, we have reached the limit of the number of Lexus dealerships we may own in the U.S., and we have reached certain geographical limitations with certain manufacturers in the U.S. and U.K. Where these limits are reached, we cannot acquire additional franchises of those brands in the relevant market unless we can negotiate modifications to the agreements. We may not be able to negotiate any such modifications.

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

Our agreements with manufacturers or distributors usually give them the right, in some circumstances (including upon a merger, sale, or change of control of the company, or in some cases a material change in our business or capital structure), to acquire from us, at fair market value, the dealerships. For example, our agreement with General Motors provides that, upon a proposed purchase of 20% or more of our voting stock by any new person or entity or another manufacturer (subject to certain exceptions), an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire all assets, properties and business of any General Motors dealership owned by us for fair value. Some of our agreements with other major manufacturers, including Honda and Toyota, contain provisions similar to the General Motors provisions.

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

Employees and Labor Relations

As of December 31, 2011, we employed approximately 15,600 people, approximately 600 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity and similar regulations, as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs and state attorneys general in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles.

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

Europe generally does not have these laws and, as a result, our European dealerships operate without these types of protections. However, current European rules limit automotive manufacturers’ “block exemption” to certain anti-competitive rules in regards to establishing and maintaining a retail network. As a result, existing manufacturer authorized retailers are able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the European Union, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on transfers of dealerships between existing franchisees within the European Union. In June 2013, the European rules will change such that the authorized retailers abilities will be more limited. We do not currently believe that the rule changes will have a material affect on us.

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

We may have liability in connection with materials that are sent to third-party recycling, treatment, and/or disposal facilities under the U.S. Comprehensive Environmental Response, Compensation and Liability Act and comparable statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.

An expanding trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2016. Furthermore, in response to recent studies suggesting that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered at state and federal levels. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the vehicles that we sell.

We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material effect on us. However, soil and groundwater contamination is known to exist at certain of our current or former properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.

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

Available Information

For selected financial information concerning our various operating and geographic segments, see Note 16 to our consolidated financial statements included in Item 8 of this report. Our Annual Report on Form 10-K,

Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.penskeautomotive.com, under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You may read or copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 800-732-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You may obtain a printed copy of any of the foregoing materials by sending a written request to: Investor Relations, Penske Automotive Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302 or by calling toll-free 866-715-5289. The information on or linked to our website is not part of this document. We plan to disclose changes to our Code of Business Ethics, or waivers, if any, for our executive officers or directors, on our website. We are incorporated in the state of Delaware and began dealership operations in October 1992.

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

Automotive manufacturers exercise significant control over us. Each of our dealerships operates under franchise and other agreements with automotive manufacturers or related distributors. These agreements govern almost every aspect of the operation of our dealerships, and give manufacturers the discretion to terminate or not renew our franchise agreements for a variety of reasons, including certain events outside our control such as accumulation of our stock by third parties. Without franchise agreements, we would be unable to sell new vehicles or perform manufacturer authorized warranty service. If a significant number of our franchise agreements are terminated or are not renewed, we would be materially affected.

Restructuring, bankruptcy or other adverse condition affecting a significant automotive manufacturer or supplier. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2011, revenue generated at our BMW/MINI, Audi/Volkswagen/Bentley, Toyota/Lexus/Scion, Honda/Acura, and Mercedes-Benz/Sprinter/smart dealerships represented 25%, 15%, 15%, 13%, and 10%, respectively, of our total revenues. Significant adverse events, such as the reduced 2011 new vehicle production by Japanese automotive manufacturers caused by the significant production and supply chain disruptions resulting from the earthquake and tsunami that struck Japan on March 11, 2011, or future events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events relate to any of the manufacturers whose franchises generate a significant percentage of our revenue.

Our business is very competitive. We generally compete with: other franchised automotive dealerships in our markets; private market buyers and sellers of used vehicles; Internet-based vehicle brokers; national and local service and repair shops and parts retailers; and automotive manufacturers (in certain markets). Purchase decisions by consumers when shopping for a vehicle are extremely price sensitive. The level of competition in the market generally, coupled with increasing price transparency resulting from increased use of the Internet by consumers, can lead to lower selling prices and related profits. If there is a prolonged drop in retail prices, new vehicle sales are allowed to be made over the Internet without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected.

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

Leverage. Our significant debt and other commitments expose us to a number of risks, including:

Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $1.7 billion of floor plan notes payable, $850 million of long-term debt and $4.7 billion of future lease commitments (including extension periods and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

Availability. Because we finance the majority of our operating and strategic initiatives using a variety of commitments, including floor plan notes payable and revolving credit facilities, we are dependent on continued availability of these sources of funds. If these agreements are terminated or we are unable to access them because of a breach of financial or operating covenants or otherwise, we will likely be materially affected.

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

Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany and a 9.0% limited partnership interest in PTL. We expect to receive annual operating distributions from each such venture, and, in the case of PTL, to realize U.S. tax savings as a result of our investment. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, because PTL is engaged in different businesses than we are, its performance may vary significantly from ours.

Performance of sublessees. In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2011 totaled approximately $11.7 million. In the aggregate, we remain ultimately liable for approximately $178.9 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

Information Technology. Our information systems are fully integrated into our operations, including: electronic communications and data transfer protocols with manufacturers and other vendors; customer relationship management; sales and service scheduling; data storage; and financial and operational reporting. The majority of our systems are licensed from third parties, the most significant of which are provided by one supplier in the U.S. and one supplier in the U.K. To the extent these systems become unavailable to us for any reason, or if our relationship deteriorates with either of our two principal suppliers, we may not be able to negotiate agreements to secure those or similar services on terms that are acceptable to us, if at all, and our business could be significantly disrupted. In addition, to the extent our systems are subject to intentional attacks or unintentional events that allow unauthorized access that disrupts our systems, our business could be significantly disrupted.

Key personnel. We believe that our success depends to a significant extent upon the efforts and abilities of our senior management, and in particular upon Roger Penske who is our Chairman and Chief Executive Officer. To the extent Mr. Penske, or other key personnel, were to depart from our Company unexpectedly, our business could be significantly disrupted.

Regulatory issues. We are subject to a wide variety of regulatory activities, including:

Governmental regulations, claims and legal proceedings. Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. In the event of regulation restricting our ability to generate revenue from arranging financing for our customers, we could be adversely affected. We could also be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws. Claims arising out of actual or alleged violations of law which may be asserted against us or any of our dealers by individuals, through class actions, or by governmental entities in civil or criminal investigations and proceedings, may expose us to substantial monetary damages which may adversely affect us.

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

Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co and its affiliates (“Mitsui”), together beneficially own 51.5% of our outstanding common stock. The presence of such significant shareholders results in several risks, including:

Our principal stockholders have substantial influence. Penske Corporation and Mitsui have entered into a stockholders agreement pursuant to which they have agreed to vote together as to the election of our directors. As a result, Penske Corporation has the ability to control the composition of our Board of Directors, which may allow them to control our affairs and business. This concentration of ownership, coupled with certain provisions contained in our agreements with manufacturers, our certificate of incorporation, and our bylaws, could discourage, delay or prevent a change in control of us.

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

Penske Corporation ownership levels. Certain of our agreements have clauses that are triggered in the event of a material change in the level of ownership of our common stock by Penske Corporation, such as our trademark agreement between us and Penske Corporation that governs our use of the “Penske” name which can be terminated 24 months after the date that Penske Corporation no longer owns at least 20% of our voting stock. We may not be able to renegotiate such agreements on terms that are acceptable to us, if at all, in the event of a significant change in Penske Corporation’s ownership.

We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own 51.5% of our common stock and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. The introduction of any of these shares into the market could have a material adverse effect our stock price.

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

We are involved in litigation which may relate to claims brought by governmental authorities, customers, vendors, or employees, including class action claims and purported class action claims. We are not a party to any legal proceedings, including class action lawsuits, that individually or in the aggregate, are reasonably expected to have a material effect on us. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 15, 2012, there were approximately 217 holders of record of our common stock. The following table sets forth the high and low sales prices and quarterly dividends per share for our common stock as reported on the New York Stock Exchange Composite Tape during each quarter of 2011 and 2010.

	High	Low	Dividend
2010:
First Quarter	$17.70	$13.75	$—
Second Quarter	16.50	11.35	—
Third Quarter	14.64	10.89	—
Fourth Quarter	17.58	12.87	—
2011:
First Quarter	$22.10	$16.24	$—
Second Quarter	23.24	18.46	0.07
Third Quarter	24.00	15.31	0.08
Fourth Quarter	22.45	14.87	0.09

Dividends

In addition to the dividends noted above, we have announced the payment of a dividend of $0.10 per share to be paid on March 1, 2012 to record holders as of February 10, 2012. Future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then existing indebtedness and other factors considered relevant by our Board of Directors. In particular, our U.S. credit agreement and the indenture governing our 7.75% senior subordinated notes contain, and any future indenture that governs any notes which may be issued by us may contain, certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. Also, pursuant to the automobile franchise agreements to which our dealerships are subject, our dealerships are generally required to maintain a certain amount of working capital, which could limit our subsidiaries’ ability to pay us dividends.

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2006 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors Inc. and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Penske Automotive Group, Inc., The S&P 500 Index

And A Peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
Penske Automotive Group, Inc.	100.00	75.12	33.99	67.19	77.11	86.26
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	66.40	33.02	69.24	102.28	131.32

Share Repurchases

For information with respect to repurchase of our shares by us, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Repurchases” on p. 37.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2011, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions and have included the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold certain dealerships which have been treated as discontinued operations in accordance with generally accepted accounting principles. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2011(1)	2010(2)	2009(3)	2008(4)	2007(5)
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$11,556.2	$10,328.4	$9,012.2	$10,895.7	$12,311.0
Gross profit	$1,825.4	$1,644.1	$1,507.1	$1,678.7	$1,831.1
Income (loss) from continuing operations attributable to Penske Automotive Group common stockholders (6)	$175.1	$123.6	$79.7	$(436.0)	$116.1
Net income (loss) attributable to Penske Automotive Group common stockholders	$176.9	$108.3	$76.5	$(420.0)	$120.3
Diluted earnings (loss) per share from continuing operations attributable to Penske Automotive Group common stockholders	$1.92	$1.34	$0.87	$(4.64)	$1.22
Diluted earnings (loss) per share attributable to Penske Automotive Group common stockholders	$1.94	$1.18	$0.83	$(4.47)	$1.27
Shares used in computing diluted share data	91.3	92.1	91.7	94.0	95.0
Balance Sheet Data:
Total assets	$4,502.3	$4,069.8	$3,796.0	$3,962.1	$4,667.1
Total floor plan notes payable	$1,702.3	$1,408.6	$1,141.1	$1,409.9	$1,449.0
Total debt (excluding floor plan notes payable)	$850.2	$779.9	$946.4	$1,063.3	$794.8
Total equity attributable to Penske Automotive Group common stockholders	$1,136.0	$1,041.6	$942.4	$804.8	$1,450.7
Cash dividends per share	$0.24	$—	$—	$0.36	$0.30

(1)	Includes benefit of $17.0 million, or $0.19 per share, from the resolution of certain tax items in the U.K. offset by a reduction in U.K. deferred tax assets of $6.0 million, or $0.07 per share.
(2)	Includes gains of $5.3 million ($3.6 million after-tax), or $0.04 per share, and $1.6 million ($1.1 million after-tax), or $0.01 per share, relating to a gain on the sale of an investment and the repurchase of $155.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes, respectively, offset by a charge of $4.1 million ($2.8 million after-tax), or $0.03 per share, associated with costs related to franchise closure and relocation costs.
(3)	Includes a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes and charges of $5.2 million ($3.4 million after-tax), or $0.04 per share, relating to costs associated with the termination of the acquisition of the Saturn brand, our election to close three franchises in the U.S. and charges relating to our interest rate hedges of variable rate floor plan notes payable as a result of decreases in our vehicle inventories, and resulting decreases in outstanding floor plan notes payable, below hedged levels.
(4)

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
(5)	Includes charges of $18.6 million ($12.3 million after-tax), or $0.13 per share, relating to the redemption of the $300.0 million aggregate amount of 9.625% senior subordinated notes and $6.3 million ($4.5 million after-tax), or $0.05 per share, relating to impairment charges.
(6)	Excludes income from continuing operations attributable to non-controlling interests of $1.4 million, $1.1 million, $0.5 million, $1.1 million, and $2.0 million in 2011, 2010, 2009, 2008, and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” and “Forward Looking Statements.” We have acquired and initiated a number of businesses since inception. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through December 31, 2011.

Overview

We are the second largest automotive retailer headquartered in the U.S. as measured by the $11.6 billion in total revenue we generated in 2011. As of December 31, 2011, we operated 320 retail automotive franchises, of which 166 franchises are located in the U.S. and 154 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2011, we retailed and wholesaled more than 348,000 vehicles. We are diversified geographically, with 63% of our total revenues in 2011 generated in the U.S. and Puerto Rico and 37% generated outside the U.S. We offer approximately 40 vehicle brands, with 96% of our total retail revenue in 2011 generated from brands of non-U.S. based manufacturers, and 69% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

We also own a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider. PTL leases, rents and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America through its approximately 1,000 corporate and 1,900 agent locations. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation.

In 2011, smart USA Distributor, LLC, our wholly owned subsidiary, completed the sale of certain assets and the transfer of certain liabilities relating to the distribution rights, management, sales and marketing activities of smart USA to Daimler Vehicle Innovations LLC, a wholly owned subsidiary of Mercedes-Benz USA. The final aggregate cash purchase price for the assets was $44.6 million. As a result, smart USA has been treated as a discontinued operation for all periods presented in the accompanying financial statements.

Outlook

The level of new automotive unit sales in our markets impacts our results. The new vehicle market and the amount of customer traffic visiting our dealerships has improved during 2010 and 2011, though the level of automotive sales in the U.S. remains below the last 10 years average sales level. There are market expectations for continued improvement in the automotive market in the U.S. over the next several years, although the level of such improvement is uncertain. During 2011, 12.8 million cars and light trucks were sold in the U.S., representing a 10% improvement over the 11.6 million cars and light trucks sold during the same period last year. We believe the U.S. automotive market will continue to recover based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, increased availability, and lower cost, of credit for consumers, and the planned introduction of new models by many different vehicle brands.

Vehicle registrations in the U.K were 1.94 million in 2011 compared to 2.03 million in 2010, representing a decline of 4.4%. According to the Society of Motor Manufacturers and Traders (www.smmt.co.uk), the U.K. market is expected to be challenging in 2012 as the economic outlook remains uncertain, however, in 2011, vehicle registrations of premium brands such as Audi, Bentley, BMW, Jaguar, Land Rover, Lexus, Mercedes-Benz, MINI and Porsche increased, indicating that registrations of premium/luxury vehicles have been more resilient than the market as a whole.

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

Aggregate gross profit increased $181.3 million, or 11.0%, during the year ended December 31, 2011 compared to the same period in prior year. The increase in gross profit is largely attributable to the 8.2% increase in same store retail revenue. Our retail gross margin percentage declined from 16.9% during the year ended December 31, 2010 to 16.7% during the year ended December 31, 2011, due primarily to an increase in the percentage of our revenues generated by used vehicle sales which carry a lower gross margin than other parts of our business.

Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities, and other expenses. As the majority of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, we believe our expenses can be adjusted over time to reflect economic trends.

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has decreased during the year ended December 31, 2011 as a result of lower applicable interest rates, including the impact of the expiration of interest rate swap transactions. Our other interest expense has decreased during the year ended December 31, 2011 due to repurchases of our 3.5% senior subordinated convertible notes and term loan repayments offset by increased average borrowings under the revolving U.S. credit facility.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. It is our expectation that operating conditions as outlined above in the “Outlook” section will similarly impact these businesses throughout 2012. However, because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities and the return realized from our investments in various joint ventures and other non-consolidated investments. See Item 1A – “Risk Factors” and “Forward-Looking Statements.”

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

Revenue Recognition

Vehicle, Parts and Service Sales

We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the years ended December 31, 2011, 2010, and 2009, we earned $382.6 million, $360.8 million, and $310.4 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $371.7 million, $351.5 million, and $304.9 million was recorded as a reduction of cost of sales.

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

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, however, early adoption is permitted. We elected to early adopt the qualitative assessment.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $298.6 million and $288.4 million as of December 31, 2011 and 2010, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $25.9 million and $22.8 million as of December 31, 2011 and 2010, respectively. Changes in the reserve estimate during 2011 relate primarily to our general liability and workers compensation programs.

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

We do not provide for U.S. taxes relating to undistributed earnings or losses of our foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the U.K.) was $98.2 million, $98.8 million, and $93.1 million during the years ended

December 31, 2011, 2010 and 2009, respectively. It is our belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2011, we have not provided U.S. federal income taxes on a total of approximately $700.4 million of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, we would be subject to U.S. income taxes in excess of foreign taxes paid and certain foreign withholding taxes.

Classification in Continuing and Discontinued Operations

We classify the results of our operations in our consolidated financial statements based on generally accepted accounting principles relating to discontinued operations, which requires judgments, including whether a business will be divested, whether the cash flows will be replaced, the period required to complete the divestiture, and the likelihood of changes to the divestiture plans. If we determine that a business should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated financial statements for prior periods are revised to reflect such reclassification.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, which requires the presentation of components of other comprehensive income with the components of net income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We will adopt this update for periods beginning after December 31, 2011. While this will affect the presentation of comprehensive income, we do not believe it will have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, amending the guidance on goodwill impairment testing. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of reporting unit is less than its carrying value. This is intended to reduce the cost and complexity of the annual impairment test and is considered a preliminary step in determining whether it is necessary to calculate a fair value for a reporting unit. We elected to early adopt the provisions of this update by preparing a qualitative assessment for the period ending December 31, 2011. The adoption of this update had no impact on our consolidated financial position or results of operations.

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

2011 compared to 2010 and 2010 compared to 2009 (in millions, except unit and per unit amounts)

Our results for the year ended December 31, 2011 include a net income tax benefit of $11.0 million, or $0.12 per share, reflecting a positive adjustment from the resolution of certain tax items in the U.K. of $17.0 million, or $0.19 per share, partially offset by a reduction in U.K. deferred tax assets of $6.0 million, or $0.07 per share.

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

New Vehicle Data

			2011 vs. 2010				2010 vs. 2009
New Vehicle Data	2011	2010	Change	% Change	2010	2009	Change	% Change
New retail unit sales	154,829	150,164	4,665	3.1%	150,164	135,393	14,771	10.9%
Same-store new retail unit sales	146,004	146,419	(415)	-0.3%	144,587	134,819	9,768	7.2%
New retail sales revenue	$5,811.1	$5,276.4	$534.7	10.1%	$5,276.4	$4,481.7	$794.7	17.7%
Same-store new retail sales revenue	$5,429.1	$5,143.3	$285.8	5.6%	$5,050.9	$4,442.8	$608.1	13.7%
New retail sales revenue per unit	$37,532	$35,137	$2,395	6.8%	$35,137	$33,101	$2,036	6.2%
Same-store new retail sales revenue per unit	$37,184	$35,127	$2,057	5.9%	$34,934	$32,954	$1,980	6.0%
Gross profit — new	$483.0	$434.8	$48.2	11.1%	$434.8	$362.5	$72.3	19.9%
Same-store gross profit — new	$451.8	$423.6	$28.2	6.7%	$414.2	$358.1	$56.1	15.7%
Average gross profit per new vehicle retailed	$3,120	$2,896	$224	7.7%	$2,896	$2,677	$219	8.2%
Same-store average gross profit per new vehicle retailed	$3,095	$2,893	$202	7.0%	$2,865	$2,656	$209	7.9%
Gross margin% — new	8.3%	8.2%	0.1%	1.2%	8.2%	8.1%	0.1%	1.2%
Same-store gross margin% — new	8.3%	8.2%	0.1%	1.2%	8.2%	8.1%	0.1%	1.2%

Units

Retail unit sales of new vehicles increased 4,665 units, or 3.1%, from 2010 to 2011, and increased 14,771 units, or 10.9%, from 2009 to 2010. The increase from 2010 to 2011 is due to a 5,080 unit increase from net dealership acquisitions during the year, offset by a 415 unit, or 0.3%, decrease in same-store new retail unit sales. The same-store decrease from 2010 to 2011 was due primarily to unit sales decreases in our volume foreign brand stores in the U.S. and U.K. We believe that such decreases were substantially due to the impact of the earthquake and tsunami in Japan. The increase from 2009 to 2010 is due to a 9,768 unit, or 7.2%, increase in same-store new retail unit sales, coupled with a 5,003 unit increase from net dealership acquisitions during the year. The same-store increase from 2009 to 2010 was due primarily to unit sales increases in our volume foreign and domestic brand stores in the U.S. and premium brand stores in the U.S. and U.K.

Revenues

New vehicle retail sales revenue increased $534.7 million, or 10.1%, from 2010 to 2011 and increased $794.7 million, or 17.7%, from 2009 to 2010. The increase from 2010 to 2011 is due to a $285.8 million, or 5.6%, increase in same-store revenues, coupled with a $248.9 million increase from net dealership acquisitions during the year. The same-store revenue increase is due primarily to a $2,057, or 5.9%, increase in average selling prices per unit which increased revenue by $300.3 million, offset by the 0.3% decrease in new retail unit sales, which decreased revenue by $14.5 million. The increase from 2009 to 2010 is due to a $608.1 million, or 13.7%, increase in same-store revenues, coupled with a $186.6 million increase from net dealership acquisitions during the year. The same-store revenue increase is due primarily to the 7.2% increase in new retail unit sales, which increased revenue by $341.2 million, coupled with a $1,980, or 6.0%, increase in comparative average selling price per unit which increased revenue by $266.9 million.

Gross Profit

Retail gross profit from new vehicle sales increased $48.2 million, or 11.1%, from 2010 to 2011, and increased $72.3 million, or 19.9%, from 2009 to 2010. The increase from 2010 to 2011 is due to a $28.2 million, or 6.7%, increase in same-store gross profit, coupled with a $20.0 million increase from net dealership acquisitions during the year. The same-store increase is due primarily to a $202, or 7.0%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $29.4 million, offset by a 0.3% decrease in retail unit sales, which decreased gross profit by $1.2 million. The increase from 2009 to 2010 is due to a $56.1 million, or 15.7%, increase in same-store gross profit, coupled by a $16.2 million increase from net dealership acquisitions during the year. The same-store retail gross profit increase is due to the 7.2% increase in retail unit sales, which increased gross profit by $28.0 million, coupled with a $209, or 7.9%, increase in average gross profit per new vehicle retailed, which increased gross profit by $28.1 million.

Used Vehicle Data

			2011 vs. 2010				2010 vs. 2009
Used Vehicle Data	2011	2010	Change	% Change	2010	2009	Change	% Change
Used retail unit sales	129,652	110,083	19,569	17.8%	110,083	99,038	11,045	11.2%
Same-store used retail unit sales	122,515	107,500	15,015	14.0%	106,420	98,408	8,012	8.1%
Used retail sales revenue	$3,400.0	$2,857.9	$542.1	19.0%	$2,857.9	$2,524.4	$333.5	13.2%
Same-store used retail sales revenue	$3,219.8	$2,800.6	$419.2	15.0%	$2,744.4	$2,486.8	$257.6	10.4%
Used retail sales revenue per unit	$26,224	$25,962	$262	1.0%	$25,962	$25,489	$473	1.9%
Same-store used retail sales revenue per unit	$26,281	$26,052	$229	0.9%	$25,788	$25,270	$518	2.0%
Gross profit — used	$263.5	$220.5	$43.0	19.5%	$220.5	$218.0	$2.5	1.1%
Same-store gross profit — used	$251.9	$218.1	$33.8	15.5%	$214.9	$215.4	$(0.5)	-0.2%
Average gross profit per used vehicle retailed	$2,032	$2,003	$29	1.4%	$2,003	$2,201	$(198)	-9.0%
Same-store average gross profit per used vehicle retailed	$2,056	$2,029	$27	1.3%	$2,019	$2,189	$(170)	-7.8%
Gross margin % — used	7.7%	7.7%	0.0%	0.0%	7.7%	8.6%	-0.9%	-10.5%
Same-store gross margin % —used	7.8%	7.8%	0.0%	0.0%	7.8%	8.7%	-0.9%	-10.3%

Units

Retail unit sales of used vehicles increased 19,569 units, or 17.8%, from 2010 to 2011 and increased 11,045 units, or 11.2%, from 2009 to 2010. The increase from 2010 to 2011 is due to a 15,015, or 14.0%, increase in same-store used retail unit sales, coupled with a 4,554 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S. and premium brands in the U.K. The increase from 2009 to 2010 is due to a 8,012, or 8.1%, increase in same-store used retail unit sales, coupled with a 3,033 unit increase from net dealership acquisitions during the year. The same-store increase in 2010 versus 2009 was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S.

Revenues

Used vehicle retail sales revenue increased $542.1 million, or 19.0%, from 2010 to 2011 and increased $333.5 million, or 13.2%, from 2009 to 2010. The increase from 2010 to 2011 is due to a $419.2 million, or 15.0%, increase in same-store revenues, coupled with a $122.9 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 14.0% increase in same store retail unit sales, which increased revenue by $394.6 million, coupled with a $229, or 0.9%, increase in comparative average selling price per unit, which increased revenue by $24.6 million. The increase from 2009 to 2010 is due to a $257.6 million, or 10.4%, increase in same-store revenues, coupled with a $75.9 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to the 8.1% increase in retail unit sales, which increased revenue by $206.6 million, coupled with a $518, or 2.0%, increase in comparative average selling price per vehicle, which increased revenue by $51.0 million.

Gross Profit

Retail gross profit from used vehicle sales increased $43.0 million, or 19.5%, from 2010 to 2011 and increased $2.5 million, or 1.1%, from 2009 to 2010. The increase from 2010 to 2011 is due to a $33.8 million, or 15.5%, increase in same store gross profit, coupled with a $9.2 million increase from net dealership acquisitions during the year. The increase in same store gross profit is primarily due to the 14.0% increase in used retail unit sales, which increased gross profit by $30.9 million, coupled with a $27, or 1.3%, increase in average gross profit per used vehicle retailed, which increased gross profit by $2.9 million. The increase from 2009 to 2010 is due to a $3.0 million increase from net dealership acquisitions during the year, offset by a $0.5 million or 0.2%, decrease in same-store gross profit. The same-store gross profit decrease is primarily due to a $170, or 7.8%, decrease in average gross profit per used vehicle retailed, which decreased gross profit by $16.7 million, offset by the 8.1% increase in used retail unit sales, which increased gross profit by $16.2 million.

Finance and Insurance Data

			2011 vs. 2010				2010 vs. 2009
Finance and Insurance Data	2011	2010	Change	% Change	2010	2009	Change	% Change
Total retail unit sales	284,481	260,247	24,234	9.3%	260,247	234,431	25,816	11.0%
Total same-store retail unit sales	268,519	253,919	14,600	5.7%	251,007	233,227	17,780	7.6%
Finance and insurance revenue	$278.0	$244.7	$33.3	13.6%	$244.7	$215.0	$29.7	13.8%
Same-store finance and insurance revenue	$266.5	$240.4	$26.1	10.9%	$237.3	$213.5	$23.8	11.1%
Finance and insurance revenue per unit	$977	$940	$37	3.9%	$940	$917	$23	2.5%
Same-store finance and insurance revenue per unit	$992	$947	$45	4.8%	$945	$915	$30	3.3%

Finance and insurance revenue increased $33.3 million, or 13.6%, from 2010 to 2011 and increased $29.7 million, or 13.8%, from 2009 to 2010. The increase from 2010 to 2011 is due to a $26.1 million, or 10.9%, increase in same-store revenues, coupled with a $7.2 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to a 5.7% increase in retail unit sales, which increased revenue by $14.6 million, coupled with a $45, or 4.8%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $11.5 million. The increase from 2009 to 2010 is due to a $23.8 million, or 11.1%, increase in same-store revenues, coupled with a $5.9 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to a 7.6% increase in retail unit sales, which increased revenue by $16.8 million, coupled with a $30, or 3.3%, increase in comparative average finance and insurance revenue per unit retailed, which increased revenue by $7.0 million.

Service and Parts Data

			2011 vs. 2010				2010 vs. 2009
Service and Parts Data	2011	2010	Change	% Change	2010	2009	Change	% Change
Service and parts revenue	$1,395.0	$1,301.8	$93.2	7.2%	$1,301.8	$1,272.9	$28.9	2.3%
Same-store service and parts revenue	$1,315.1	$1,274.2	$40.9	3.2%	$1,258.8	$1,260.8	$(2.0)	-0.2%
Gross profit	$795.3	$737.3	$58.0	7.9%	$737.3	$699.6	$37.7	5.4%
Same-store gross profit	$750.7	$721.9	$28.8	4.0%	$713.2	$693.3	$19.9	2.9%
Gross margin	57.0%	56.6%	0.4%	0.7%	56.6%	55.0%	1.6%	2.9%
Same-store gross margin	57.1%	56.7%	0.4%	0.7%	56.7%	55.0%	1.7%	3.1%

Revenues

Service and parts revenue increased $93.2 million, or 7.2%, from 2010 to 2011 and increased $28.9 million, or 2.3%, from 2009 to 2010. The increase from 2010 to 2011 is due to a $52.3 million increase from net dealership acquisitions during the year, coupled with a $40.9 million, or 3.2%, increase in same-store revenues during the year. The increase from 2009 to 2010 is due to a $30.9 million increase from net dealership acquisitions during the year, offset by a $2.0 million, or 0.2%, decrease in same-store revenues. We believe the year over year increase experienced from 2010 to 2011 is primarily due to increased customer demand as a result of an aging vehicle population and improving economic conditions.

Gross Profit

Service and parts gross profit increased $58.0 million, or 7.9%, from 2010 to 2011 and increased $37.7 million, or 5.4%, from 2009 to 2010. The increase from 2010 to 2011 is due to a $29.2 million increase from net dealership acquisitions during the year, coupled with a $28.8 million, or 4.0%, increase in same-store gross profit. The same-store gross profit increase is due to the $40.9 million, or 3.2%, increase in same store revenues, which increased gross profit by $23.3 million, coupled with a 0.4% increase in gross margin percentage, which increased gross profit by $5.5 million. The increase from 2009 to 2010 is due to a $19.9 million, or 2.9%, increase in same-store gross profit, coupled with a $17.8 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to a 1.7% increase in gross margin percentage, which increased gross profit by $21.0 million, offset by the $2.0 million, or 0.2%, decrease in revenues, which decreased gross profit by $1.1 million. Service and parts margin in 2010 was positively impacted by significant Toyota recall actions.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $139.2 million, or 10.4%, from 2010 to 2011 and increased $84.6 million, or 6.7%, from 2009 to 2010. The aggregate increase from 2010 to 2011 is due primarily to a $91.6 million, or 7.0%, increase in same-store SG&A expenses, coupled with a $47.6 million increase from net dealership acquisitions during the year. The increase in same-store SG&A expenses from 2010 to 2011 is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of a 7.3% increase in same-store retail gross profit versus the prior year, as well as increased rent and other related costs. The aggregate increase from 2009 to 2010 is due primarily to a $49.0 million, or 3.9%, increase in same-store SG&A expenses, coupled with a $35.6 million increase from net dealership acquisitions during the year. The increase in same-store SG&A expenses from 2009 to 2010 is due to (1) a net increase in variable selling expenses, including increases in variable compensation, as a result of a 6.7% increase in same-store retail gross profit versus the prior year, (2) increased rent and other related costs, and (3) costs related to franchise closures and relocations, offset by a gain on the sale of an investment.

SG&A expenses as a percentage of total revenue were 12.8%, 13.0% and 13.9% in 2011, 2010, and 2009, respectively, and as a percentage of gross profit were 81.0%, 81.4%, and 83.2% in 2011, 2010, and 2009, respectively.

Depreciation

Depreciation increased $2.7 million, or 5.7%, from 2010 to 2011 and decreased $5.1 million, or 10.0%, from 2009 to 2010. The increase from 2010 to 2011 is due to a $1.3 million, or 2.9%, increase in same-store depreciation, coupled with a $1.4 million increase from net dealership acquisitions during the year. The same store increase is primarily related to our ongoing facility improvement and expansion programs. The decrease from 2009 to 2010 is due to a $6.3 million, or 12.2%, decrease in same-store depreciation, offset by a $1.2 million increase from net dealership acquisitions during the year. The same store decrease was primarily due to a change in the estimated useful lives of certain fixed assets effective January 1, 2010.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, decreased $5.3 million, or 15.6%, from 2010 to 2011 and decreased $0.3 million, or 0.9%, from 2009 to 2010. The decrease from 2010 to 2011 is primarily due to a $6.5 million, or 19.6%, decrease in same-store floor plan interest expense, offset by a $1.2 million increase from net dealership acquisitions. The same store decrease is due to lower effective interest rates in 2011 primarily due to the expiration of interest rate swaps in January 2011 somewhat offset by higher average outstanding floor plan balances in 2011. The decrease from 2009 to 2010 is primarily due to a $0.9 million, or 2.9%, decrease in same-store floor plan interest expense, offset by a $0.6 million increase from net dealership acquisitions. The same store decrease is due in large part to decreases in average outstanding floor plan balances and lower applicable rates.

Other Interest Expense

Other interest expense decreased $4.2 million, or 8.5%, from 2010 to 2011 and decreased $5.9 million, or 10.7%, from 2009 to 2010. The decrease from 2010 to 2011 is due to repurchases of our 3.5% senior subordinated convertible notes and term loan repayments, offset by increased average borrowings on the revolving credit line under the U.S. credit agreement. The decrease from 2009 to 2010 is due primarily to the repurchases of $155.7 million aggregate principal amount of convertible notes and $15.0 million of repayments of our term loan under the U.S. credit agreement during the year ended December 31, 2010.

Debt Discount Amortization

Debt discount amortization decreased $6.9 million, or 80.1%, from 2010 to 2011 and decreased $4.4 million, or 33.8%, from 2009 to 2010. The decreases from 2010 to 2011 and 2009 to 2010 were both primarily due to repurchases of our 3.5% senior subordinated convertible notes during 2011 and 2010.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $4.9 million, or 23.7%, from 2010 to 2011 and increased $6.8 million, or 49.0%, from 2009 to 2010. The increases from 2010 to 2011 and 2009 to 2010 were both primarily attributable to an improvement in PTL’s financial results. Our share of PTL profits increased $6.0 million, or 38.7%, from 2010 to 2011 and $5.3 million, or 51.5%, from 2009 to 2010.

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

Income Taxes

Income taxes increased $7.2 million, or 11.1%, from 2010 to 2011 and increased $21.7 million, or 50.3%, from 2009 to 2010. The 2011 results include a net benefit of $11.0 million from the resolution of certain tax items in the U.K. offset by reductions in U.K. deferred tax assets. Adjusting for these items, income taxes increased $18.2 million, or 28.1%, from 2010 to 2011, due to an increase in our pre-tax income versus prior year. The increase from 2009 to 2010 is due to the increase in our pre-tax income versus the prior year, partially offset by a 1.1% decrease in our annual tax rate.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, debt service and repayments, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends and distributions from joint venture investments or the issuance of equity securities.

We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. We believe that cash flow from operations, dividends and distributions from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. In the event we pursue significant acquisitions, other expansion opportunities, significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.

As of December 31, 2011, we had working capital of $42.9 million, including $29.1 million of cash, available to fund our operations and capital commitments. In addition, we had $219.3 million and £63.4 million ($98.5 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.

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

During the year ended December 31, 2011, we repurchased 2,449,768 shares of our common stock, including 2,400,301 shares on the open market for a total of $44.3 million, or $18.07 per share. The remaining 49,467 shares of common stock were repurchased for $1.0 million, or $20.08 per share, from employees using a net share settlement feature of employee restricted stock awards. As of December 31, 2011, we have $106.8 million in authorization under the existing securities repurchase program.

We also repurchased $87.3 million of convertible notes in April 2011 pursuant to the holder’s 2011 put right, noting that these repurchases were accomplished pursuant to the terms of the convertible notes and not the authority noted above. See below “Convertible Notes”.

Dividends

We paid the following cash dividends on our common stock in 2011:

Per Share Dividends
2011
Second Quarter	$0.07
Third Quarter	0.08
Fourth Quarter	0.09

We also have announced a cash dividend of $0.10 per share payable on March 1, 2012 to shareholders of record on February 10, 2012. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

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

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $375.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a balance of $127.0 million, and for an additional $10.0 million of availability for letters of credit, through September 2014. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 1.0% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. We repaid $7.0 million of the term loan during 2011.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of December 31, 2011, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we have considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See Item 1A – “Risk Factors” and “Forward Looking Statements”.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2011, $127.0 million of term loans, $0.5 million of letters of credit, and $132.0 million of revolver borrowings were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to £100 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2011, outstanding loans under the U.K. credit agreement amounted to £46.6 million ($72.4 million).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of December 31, 2011, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See Item 1A – “Risk Factors” and “Forward Looking Statements”.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined).

7.75% Senior Subordinated Notes

In December 2006, we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option at specified redemption prices (currently 103.875% of the principal amount). Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2011, we were in compliance with all negative covenants and there were no events of default. We expect to remain in compliance during the next twelve months.

Senior Subordinated Convertible Notes

We currently have $63.3 million of Convertible Notes outstanding. We issued the Convertible Notes in January 2006, which mature on April 1, 2026, unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2011, we were in compliance with all negative covenants and there were no events of default. We expect to remain in compliance during the next twelve months.

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

We may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date, plus any applicable conversion premium. The decision to redeem any of the notes will be based on factors such as the market price of the notes and our common stock, the potential impact of any redemptions on our capital structure, and consideration of alternate uses of capital, such as for strategic investments in our current business, in addition to any then-existing limits imposed by our finance agreements. In addition, holders of the Convertible Notes have the right to require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date, plus any applicable conversion premium.

We repurchased $87.3 million of convertible notes in April 2011 pursuant to the holder’s 2011 put right.

Mortgage Facilities

We are party to several mortgages, which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2011, we owed $75.7 million of principal under our mortgage facilities.

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

During 2011, outstanding revolving commitments varied between no balance and $179.6 million under the U.S. credit agreement and between £5.0 million and £62.0 million under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to forward starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $400.0 million of our floating rate floor plan debt is fixed at a blended rate of 1.99%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. Our prior interest rate swap agreements which fixed the LIBOR portion of $300.0 million of our floating rate floor plan debt at 3.67% concluded in January 2011.

PTL Dividends

We own a 9.0% limited partnership interest in Penske Truck Leasing. During the years ended December 31, 2011, 2010, and 2009, respectively, we received $7.8 million, $8.8 million, and $20.0 million of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL subject in amount and timing on its performance.

Operating Leases

We historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.7 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of December 31, 2011, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generated proceeds which varied from period to period.

Off-Balance Sheet Arrangements

We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event a subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2011 was approximately $11.7 million, and, in aggregate, we guarantee or are otherwise liable for approximately $178.9 million of third-party lease payments, including lease payments during available renewal periods.

Cash Flows

Cash and cash equivalents increased by $9.4 million, $1.5 million and $2.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $122.6 million, $198.4 million, and $302.3 million during the years ended December 31, 2011, 2010, and 2009, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Year Ended December 31,
	2011	2010	2009
Net cash from continuing operating activities as reported	$122.6	$198.4	$302.3
Floor plan notes payable — non-trade as reported	216.6	80.2	(82.8)

Net cash from continuing operating activities including all floor plan notes payable	$339.2	$278.6	$219.5

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $362.4 million, $84.1 million, and $77.4 million during the years ended December 31, 2011, 2010, and 2009, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, net expenditures for acquisitions and other investments, and proceeds from sale-leaseback transactions. Capital expenditures were $133.1 million, $75.7 million, and $89.2 million during the years ended December 31, 2011, 2010, and 2009, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities and the acquisition of existing leased facilities. As of December 31, 2011, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $232.1 million, $22.2 million, and $8.5 million during the years ended December 31, 2011, 2010, and 2009, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $54.5 million, $9.9 million, and $2.9 million, respectively. Proceeds from sale-leaseback transactions were $2.3 million during the year ended December 31, 2009.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $217.8 million during the year ended December 31, 2011, and cash used in continuing financing activities was $107.1 million and $211.3 million during the years ended December 31, 2010 and 2009, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, payments of deferred financing costs, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net borrowings of long-term debt of $151.4 million during the year ended December 31, 2011, which included borrowings on our U.S. credit agreement revolving loans of $132.0 million, net borrowing on other long term debt, primarily relating to our mortgage facilities, of $26.4 million, partially offset by a repayment of $7.0 million on our U.S. credit agreement term loan.

We had net repayments of long-term debt of $30.4 million and $77.4 million during the years ended December 31, 2010 and 2009, respectively, which included repayments of $15.0 million and $60.0 million on our U.S. credit agreement term loan. During the years ended December 31, 2011, 2010 and 2009, we used $87.3 million, $156.6 million and $51.4 million to repurchase $87.3 million, $155.7 million and $68.7 million aggregate principal amount, respectively, of our Convertible Notes. We had net borrowings of floor plan notes payable non-trade of $216.6 million and $80.2 million during the years ended December 31, 2011 and 2010, respectively, and net repayment of floor plan notes payable non-trade of $82.8 million during the year ended December 31, 2009. In 2011 and 2010, we repurchased 2.4 million and 68,340 shares of common stock, respectively, for $44.3 million and $0.8 million, respectively. During the year ended December 31, 2011, we also paid $22.0 million of cash dividends to our stockholders. No cash dividends were paid to our stockholders during the years ended December 31, 2010 and 2009.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Contractual Payment Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2011, except as otherwise noted. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities could cause actual payments to differ significantly from these amounts. Potential payments noted above under “Off-Balance Sheet Arrangements” are excluded from this table.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Floorplan notes payable(A)	$1,702.3	$1,702.3	$—	$—	$—
Long-term debt obligations(B)	850.2	3.4	265.1	556.5	25.2
Operating lease commitments	4,691.5	176.9	347.8	340.1	3,826.7
Scheduled interest payments(B)(C)	175.5	35.1	69.8	65.4	5.2
Other liabilities(D)	14.9	—	—	14.9	—

	$7,434.4	$1,917.7	$682.7	$976.9	$3,857.1

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Inventory Financing.”
(B)	Interest and principal repayments under our $63.3 million of 3.5% senior subordinated notes due 2026 are reflected in the table above in the column entitled “3 to 5 years”. While these notes are not due until 2026, the holders may require us to purchase all or a portion of their notes for cash in 2016.
(C)	Estimates of future variable rate interest payments under floor plan notes payable and our credit agreements are excluded due to our inability to estimate changes in interest rates in the future. See “Inventory Financing,” “U.S. Credit Agreement,” and “U.K. Credit Agreement” above for a discussion of such variable rates.
(D)	Includes uncertain tax positions. Due to the subjective nature of our uncertain tax positions, we are unable to make reasonably reliable estimates of the timing of payments arising in connection with the unrecognized tax benefits, however, as a result of the statute of limitations, we do not expect any of these payments to occur in more than 5 years. We have thus classified this as “3 to 5 years.”

We expect that, other than for scheduled payments upon the maturity or termination dates of certain of our debt instruments, the amounts above will be funded through cash flow from operations. In the case of payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business or otherwise fund them from cash flows from operations or borrowings under our credit agreements.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2011, our automotive retail joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	86.56%	(A	)
Las Vegas, Nevada	Ferrari, Maserati	50.00%	(B	)
Frankfurt, Germany	Lexus, Toyota	50.00%	(B	)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00%	(B	)

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 13.44% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts. This joint venture is consolidated in our financial statements.
(B)	Entity is accounted for using the equity method of accounting.

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

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements”. Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

•	our future financial and operating performance;

•	future acquisitions and dispositions;

•	future potential capital expenditures and securities repurchases;

•	our ability to realize cost savings and synergies;

•	our ability to respond to economic cycles;

•	trends in the automotive retail industry and in the general economy in the various countries in which we operate;

•	our ability to access the remaining availability under our credit agreements;

•	our liquidity;

•	performance of joint ventures, including PTL;

•	future foreign exchange rates;

•	the outcome of various legal proceedings:

•	trends affecting our future financial condition or results of operations; and

•	our business strategy.

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

•	the number of new and used vehicles sold in our markets;

•	automobile manufacturers exercise significant control over our operations, and we depend on them and continuation of our franchise agreements in order to operate our business;

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

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of December 31, 2011, a 100 basis point change in interest rates would result in an approximate $3.3 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. During 2009, 2010 and into January 2011, the Company was party to interest rate swap agreements pursuant to which the LIBOR portion of $300.0 million of the Company’s floating rate floor plan debt was fixed at 3.67%. In 2011, we entered into forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at a rate of 2.135% and $100.0 million of our floating rate floor plan debt is fixed at a rate of 1.55%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2011, including consideration of the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $14.9 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of December 31, 2011, we had dealership operations in the U.K. and Germany. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $426.1 million change to our revenues for the year ended December 31, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2012.

PENSKE AUTOMOTIVE GROUP, INC.

By:	/s/ Roger S. Penske
Roger S. Penske Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2012

/s/ David K. Jones David K. Jones	Executive Vice President — Finance and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/s/ J.D. Carlson J.D. Carlson	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 24, 2012

/s/ John D. Barr John D. Barr	Director	February 24, 2012

/s/ Michael R. Eisenson Michael R. Eisenson	Director	February 24, 2012

/s/ Robert H. Kurnick, Jr. Robert H. Kurnick, Jr.	Director	February 24, 2012

/s/ William J. Lovejoy William J. Lovejoy	Director	February 24, 2012

/s/ Kimberly J. McWaters Kimberly J. McWaters	Director	February 24, 2012

/s/ Yoshimi Namba Yoshimi Namba	Director	February 24, 2012

/s/ Lucio A. Noto Lucio A. Noto	Director	February 24, 2012

/s/ Richard J. Peters Richard J. Peters	Director	February 24, 2012

/s/ Ronald G. Steinhart Ronald G. Steinhart	Director	February 24, 2012

/s/ H. Brian Thompson H. Brian Thompson	Director	February 24, 2012

INDEX OF EXHIBITS

Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed on July 2, 2007).

3.2	Bylaws (incorporated by reference to exhibit 3.1 to our Form 8-K filed on December 7, 2007).

4.1.1	Indenture regarding our 3.5% senior subordinated convertible notes due 2026, dated January 31, 2006, by and among us, as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed February 2, 2006).

4.1.2	Amended and Restated Supplemental Indenture regarding our 3.5% senior subordinated convertible notes due 2026 dated as of May 3, 2011, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 10-Q filed May 3, 2011).

4.2.1	Indenture regarding our 7.75% senior subordinated notes due 2016 dated December 7, 2006, by and among us as Issuer, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our current report on Form 8-K filed on December 12, 2006).

4.2.2	Amended and Restated Supplemental Indenture regarding 7.75% Senior Subordinated Notes due 2016 dated May 3, 2011, among us, as Issuer, and certain of our domestic subsidiaries, as Guarantors, and Bank of New York Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.2 to our Form 10-Q filed May 3, 2011).

4.3.1	Third Amended and Restated Credit Agreement, dated as of October 30, 2008, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.4 to our Form 10-Q filed November 5, 2008).

4.3.2	First Amendment dated October 30, 2009 to Amended and Restated Credit Agreement dated as of October 30, 2008 among us, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as agent (incorporated by reference to exhibit 4.1 to the quarterly report on Form 10-Q filed November 4, 2009).

4.3.3	Second Amendment dated July 27, 2010 to Amended and Restated Credit Agreement, dated as of October 30, 2008 among us, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as agent (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed July 10, 2010).

4.3.4	Third Amendment dated December 14, 2010 to Amended and Restated Credit Agreement, dated as of October 30, 2008 among us, Toyota Motor Credit Corporation and Mercedes-Benz Financial Services USA LLC, as agent (incorporated by reference to Exhibit 4.3.4 to our 2010 annual report on Form 10-K filed February 28, 2011).

4.3.5	Fourth Amendment dated September 30, 2011 to the Third Amended and Restated Credit Agreement dated September 30, 2008 by and among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to the Form 8-K filed September 30, 2011).

4.3.6	Fifth Amendment dated December 1, 2011 to the Third Amended and Restated Credit Agreement dated September 30, 2008 by and among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to the Form 8-K filed December 6, 2011).

4.3.7	Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).

4.4.1	Credit Agreement, dated as of December 16, 2011, by and among the Company’s U.K. Subsidiaries, Royal Bank of Scotland plc, and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 22, 2011).

4.4.2	Amendment No. 1 dated January 10, 2012 to Credit Agreement, dated as of December 16, 2011, by and among the Company’s U.K. Subsidiaries, Royal Bank of Scotland plc, Westminster Bank and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to the Form 8-K filed January 10, 2012).

4.4.3	Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).

4.4.4	Amendment dated September 29, 2008 to Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.4 of our October 1, 2008 Form 8-K).

10.1	Form of Dealer Agreement with Acura Automobile Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).

10.2	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit10.2.14 to our 2001 Form 10-K).

10.3	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).

10.4	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).

10.5	Form of Dealership Agreement with BMW (GB) Limited (incorporated by reference to exhibit 10.4 to our 2007 Form 10-K).

10.6	Form of Dealer Agreement with Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).

10.7	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).

10.8	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).

10.9	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).

10.10	Form of Dealer Agreement with MINI Division of BMW of North America, LLC (incorporated by reference to exhibit 10.10 to our 2009 Form 10-K filed February 24, 2010).

10.11	Form of Dealer Agreement with Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).

*10.12	Relocation Agreement with respect to David K. Jones dated August 1, 2011 (incorporated by reference to exhibit 10.1 to the Form 10-Q filed August 2, 2011).

*10.13	Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to exhibit 10.9 to our 2007 Form 10-K).

*10.14	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2003).

*10.15	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.16 to our 2010 annual report on Form 10-K filed February 28, 2011).

*10.16	Penske Automotive Group, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to exhibit 10.26 to our January 21, 2010 Form S-1).

10.17.1	First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).

10.17.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).

10.18	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).

10.19	Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. And Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).

10.20	Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).

10.21	Stockholders Agreement among Penske Automotive Holdings Corp., Penske Corporation and Mitsui & Co., Ltd. And Mitsui & Co. (USA), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.1 to our March 26, 2004 Form 8-K).

10.22	VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, U.S., Transportation Resource Partners, LP., Penske Truck Leasing Co. LLP., and Opus Ventures General Partners Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).

10.23	Management Services Agreement dated April 28, 2005 among VMC Acquisition Corporation, Transportation Resource Advisors LLC., Penske Truck Leasing Co. L.P. and Opus Ventures General Partner Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).

10.24	Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).

10.25	Trade Name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10 to our Form 10-Q filed May 8, 2008).

10.26	Purchase and Sale Agreement dated June 26, 2008 by and among General Electric Credit Corporation of Tennessee, Logistics Holding Corp., RTLC Acquisition Corp., NTFC Capital Corporation, Penske Truck Leasing Corporation, PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC, Penske Automotive Group, Inc. and Penske Truck Leasing Co., L.P. (incorporated by reference to exhibit 10.1 to our July 2, 2008 Form 8-K ).

10.27	Third Amended and Restated Limited Partnership Agreement of Penske Truck Leasing Co., L.P. dated as of March 26, 2009 (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2009).

10.28	Rights Agreement dated June 26, 2008 by and among PTLC Holdings Co., LLC, PTLC2 Holdings Co., LLC, Penske Truck Leasing Corporation and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.4 to our July 2, 2008 Form 8-K).

10.29.1	Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan dated as of March 3, 2009 (incorporated by reference to exhibit 10.26 to our Form 10-K filed March 11, 2009).

10.29.2	Amendment No. 1 dated December 12, 2009 Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan (incorporated by reference to exhibit 10.26 to our January 21, 2010 Form S-1).

10.29.3	Amendment No. 2 dated September 20, 2010 to the Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed November 4, 2010).

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiary List.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG Audit Plc.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101	The following materials from Penske Automotive Group’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets as of December 31, 2011 and 2010, (ii) the Condensed Statements of Income for the years ended December 31, 2011, 2010, and 2009, (iii) the Condensed Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, (iv) the Consolidated Condensed Statement of Equity for the years ended December 31, 2011, 2010, and 2009, and (v) the Notes to Consolidated Condensed Financial Statements**.

*	Compensatory plans or contracts
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC

As of December 31, 2011 and 2010 and For the Years Ended

December 31, 2011, 2010 and 2009

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.

Penske Automotive Group, Inc.

February 24, 2012

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of UAG UK Holdings Limited and subsidiaries (the “UAG UK Holdings Limited”) is responsible for establishing and maintaining adequate internal control over financial reporting. UAG UK Holdings Limited’s internal control system was designed to provide reasonable assurance to the UAG UK Holdings Limited’s management and board of directors that the UAG UK Holdings Limited’s internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the UAG UK Holdings Limited’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the UAG UK Holdings Limited’s internal control over financial reporting is effective based on those criteria.

UAG UK Holdings Limited’s independent registered public accounting firm that audited the consolidated financial statements of UAG UK Holdings Limited (not included herein) has issued an audit report on the effectiveness of the UAG UK Holdings Limited’s internal control over financial reporting. This report appears on page F-5.

UAG UK Holdings Limited

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Penske Automotive Group, Inc.

Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary), which statements reflect total assets constituting 34% and 33% of consolidated total assets as of December 31, 2011 and 2010, respectively, and total revenues constituting 37%, 37%, and 38% of consolidated total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Those financial statements and the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited and subsidiaries and to the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for UAG UK Holdings Limited and subsidiaries) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UAG UK Holdings Limited:

We have audited the accompanying consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholder’s equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. We also have audited UAG UK Holdings Limited’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with US generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG Audit Plc

Birmingham, United Kingdom

February 24, 2012

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$29,116	$19,688
Accounts receivable, net of allowance for doubtful accounts of $2,256 and $1,884	444,673	382,382
Inventories	1,605,280	1,443,284
Other current assets	80,307	68,225
Assets held for sale	33,224	133,019

Total current assets	2,192,600	2,046,598
Property and equipment, net	858,975	716,427
Goodwill	906,592	800,621
Franchise value	231,994	203,108
Equity method investments	298,640	288,406
Other long-term assets	13,498	14,672

Total assets	$4,502,299	$4,069,832

LIABILITIES AND EQUITY
Floor plan notes payable	$988,650	$911,548
Floor plan notes payable — non-trade	713,635	497,074
Accounts payable	223,313	251,960
Accrued expenses	202,761	201,714
Current portion of long-term debt	3,414	10,593
Liabilities held for sale	17,899	88,117

Total current liabilities	2,149,672	1,961,006
Long-term debt	846,777	769,285
Deferred tax liabilities	217,902	178,406
Other long-term liabilities	147,535	115,282

Total liabilities	3,361,886	3,023,979
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,277 shares issued and outstanding at December 31, 2011; 92,100 shares issued and outstanding at December 31, 2010	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	702,335	738,728
Retained earnings	459,375	304,486
Accumulated other comprehensive (loss) income	(25,734)	(1,673)

Total Penske Automotive Group stockholders’ equity	1,135,985	1,041,550
Non-controlling interest	4,428	4,303

Total equity	1,140,413	1,045,853

Total liabilities and equity	$4,502,299	$4,069,832

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenue:
New vehicle	$5,811,084	$5,276,371	$4,481,682
Used vehicle	3,399,981	2,857,922	2,524,421
Finance and insurance, net	278,027	244,687	215,039
Service and parts	1,394,990	1,301,811	1,272,872
Fleet and wholesale vehicle	672,150	647,594	518,203

Total revenues	$11,556,232	$10,328,385	$9,012,217

Cost of sales:
New vehicle	5,328,053	4,841,556	4,119,190
Used vehicle	3,136,474	2,637,356	2,306,468
Service and parts	599,651	564,494	573,232
Fleet and wholesale	666,664	640,864	506,198

Total cost of sales	9,730,842	8,684,270	7,505,088

Gross profit	1,825,390	1,644,115	1,507,129
Selling, general and administrative expenses	1,478,297	1,339,125	1,254,500
Depreciation	48,903	46,253	51,401

Operating income	298,190	258,737	201,228
Floor plan interest expense	(28,515)	(33,779)	(34,097)
Other interest expense	(45,020)	(49,176)	(55,085)
Debt discount amortization	(1,718)	(8,637)	(13,043)
Equity in earnings of affiliates	25,451	20,569	13,808
Gain on debt repurchase	—	1,634	10,429

Income from continuing operations before income taxes	248,388	189,348	123,240
Income taxes	(71,933)	(64,732)	(43,055)

Income from continuing operations	176,455	124,616	80,185
Income (loss) from discontinued operations, net of tax	1,803	(15,269)	(3,265)

Net income	178,258	109,347	76,920
Less: Income attributable to non-controlling interests	1,377	1,066	459

Net income attributable to Penske Automotive Group common stockholders	$176,881	$108,281	$76,461

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.92	$1.34	$0.87
Discontinued operations	0.02	(0.16)	(0.03)
Net income attributable to Penske Automotive Group common stockholders	$1.94	$1.18	$0.84
Shares used in determining basic earnings per share	91,154	92,018	91,557
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.92	$1.34	$0.87
Discontinued operations	0.02	(0.16)	(0.04)
Net income attributable to Penske Automotive Group common stockholders	$1.94	$1.18	$0.83
Shares used in determining diluted earnings per share	91,274	92,091	91,653
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$176,455	$124,616	$80,185
Less: Income attributable to non-controlling interests	1,377	1,066	459

Income from continuing operations, net of tax	175,078	123,550	79,726
Income (loss) from discontinued operations, net of tax	1,803	(15,269)	(3,265)

Net income attributable to Penske Automotive Group common stockholders	$176,881	$108,281	$76,461

Cash dividends per share	$0.24	$—	$—

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to Penske Automotive Group	Non-controlling Interest	Total Equity	Comprehensive Income
	Issued Shares	Amount							Attributable to Penske Automotive Group	Non-controlling Interest	Total
Balance, January 1, 2009	91,430,781	$9	$731,037	$119,744	$(45,989)	$804,801	$3,620	$808,421
Equity compensation	153,757	—	5,718	—	—	5,718	—	5,718
Exercise of options, including tax benefit of $319	33,208	—	349	—	—	349	—	349
Distributions to non-controlling interests	—	—	—	—	—	—	(565)	(565)
Sale of subsidiary shares to non-controlling interest	—	—	94	—	—	94	64	158
Foreign currency translation	—	—	—	—	47,920	47,920	—	47,920	$47,920	$—	$47,920
Other	—	—	—	—	7,118	7,118	—	7,118	7,118	—	7,118
Net income	—	—	—	76,461	—	76,461	459	76,920	76,461	459	76,920

Balance, December 31, 2009	91,617,746	9	737,198	196,205	9,049	942,461	3,578	946,039	$131,499	$459	$131,958

Equity compensation	495,146	—	7,898	—	—	7,898	—	7,898
Exercise of options, including tax benefit of $319	55,000	—	540	—	—	540	—	540
Repurchase of common stock	(68,340)	—	(751)	—	—	(751)	—	(751)
Repurchase of 3.5% senior subordinated convertible notes	—	—	(6,157)	—	—	(6,157)	—	(6,157)
Distributions to non-controlling interests	—	—	—	—	—	—	(341)	(341)
Foreign currency translation	—	—	—	—	(16,852)	(16,852)	—	(16,852)	$(16,852)	$—	$(16,852)
Other	—	—	—	—	6,130	6,130	—	6,130	6,130	—	6,130
Net income	—	—	—	108,281	—	108,281	1,066	109,347	108,281	1,066	109,347

Balance, December 31, 2010	92,099,552	9	738,728	304,486	(1,673)	1,041,550	4,303	1,045,853	$97,559	$1,066	$98,625

Equity compensation	391,904	—	5,128	—	—	5,128	—	5,128
Exercise of options, including tax benefit of $155	235,668	—	3,370	—	—	3,370	—	3,370
Repurchase of common stock	(2,449,768)	—	(44,263)	—	—	(44,263)	—	(44,263)
Dividends	—	—	—	(21,992)	—	(21,992)	—	(21,992)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,412)	(1,412)
Purchase of subsidiary shares from non-controlling interest	—	—	(853)	—	—	(853)	3	(850)
Sale of subsidiary shares to non-controlling interest	—	—	225	—	—	225	157	382
Foreign currency translation	—	—	—	—	(5,792)	(5,792)	—	(5,792)	$(5,792)	$—	$(5,792)
Other	—	—	—	—	(18,269)	(18,269)	—	(18,269)	(18,269)	—	(18,269)
Net income	—	—	—	176,881	—	176,881	1,377	178,258	176,881	1,377	178,258

Balance, December 31, 2011	90,277,356	$9	$702,335	$459,375	$(25,734)	$1,135,985	$4,428	$1,140,413	$152,820	$1,377	$154,197

See Notes to Consolidated Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities:
Net income	$178,258	$109,347	$76,920
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	48,903	46,253	51,401
Debt discount amortization	1,718	8,637	13,043
Earnings of equity method investments	(25,451)	(20,569)	(13,808)
(Income) loss from discontinued operations, net of tax	(1,803)	15,269	3,265
Deferred income taxes	47,187	27,714	46,282
Gain on debt repurchase	—	(1,634)	(10,733)
Changes in operating assets and liabilities:
Accounts receivable	(62,604)	(69,864)	(28,341)
Inventories	(100,749)	(192,426)	298,930
Floor plan notes payable	77,102	165,711	(188,811)
Accounts payable and accrued expenses	(31,634)	65,948	43,483
Other	(8,310)	44,054	10,703

Net cash from continuing operating activities	122,617	198,440	302,334

Investing Activities:
Purchase of equipment and improvements	(133,115)	(75,699)	(89,203)
Proceeds from sale-leaseback transactions	—	—	2,338
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $54,453, $9,883 and $2,884, respectively	(232,106)	(22,232)	(8,517)
Other	2,865	13,822	17,994

Net cash used in continuing investing activities	(362,356)	(84,109)	(77,388)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	663,400	632,000	409,900
Repayments under U.S. credit agreement revolving credit line	(531,400)	(632,000)	(409,900)
Repayments under U.S. credit agreement term loan	(7,000)	(15,000)	(60,000)
Repurchase of 3.5% senior subordinated convertible notes	(87,278)	(156,604)	(51,424)
Net borrowings (repayments) of other long-term debt	26,395	(15,402)	(17,402)
Net borrowings (repayments) of floor plan notes payable — non-trade	216,561	80,151	(82,799)
Proceeds from exercises of options, including excess tax benefit	3,370	540	349
Repurchases of common stock	(44,263)	(751)	—
Dividends	(21,992)	—	—

Net cash from (used in) continuing financing activities	217,793	(107,066)	(211,276)

Discontinued operations:
Net cash from (used in) discontinued operating activities	(59,142)	(10,064)	2,390
Net cash from (used in) discontinued investing activities	90,943	2,512	(3,139)
Net cash from (used in) discontinued financing activities	(427)	1,756	(10,517)

Net cash from discontinued operations	31,374	(5,796)	(11,266)

Net change in cash and cash equivalents	9,428	1,469	2,404
Cash and cash equivalents, beginning of period	19,688	18,219	15,815

Cash and cash equivalents, end of period	$29,116	$19,688	$18,219

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$45,105	$86,173	$92,804
Income taxes	53,075	30,952	18,251
Seller financed/assumed debt	4,865	2,260	—

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.	Organization and Summary of Significant Accounting Policies

Business Overview and Concentrations

Penske Automotive Group, Inc. through its subsidiaries (the “Company”) is engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, collision repair, and placement of finance and lease contracts, third-party insurance products and other aftermarket products. The Company operates dealerships under franchise agreements with a number of automotive manufacturers and distributors. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a significant number of franchise agreements, could have a material impact on the Company’s results of operations, financial position and cash flows. For the year ended December 31, 2011, BMW/MINI franchises accounted for 25% of the Company’s total revenues, Audi/Volkswagen/Bentley accounted for 15%, Toyota/Lexus/Scion franchises accounted for 15%, Honda/Acura franchises accounted for 13%, and Mercedes-Benz/Sprinter/smart accounted for 10%. No other manufacturers’ franchises accounted for more than 10% of our total revenue. At December 31, 2011 and 2010, the Company had receivables from manufacturers of $111,296 and $98,973, respectively. In addition, a large portion of the Company’s contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance subsidiaries. Finally, the Company holds a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading global transportation services provider.

In 2011, smart USA Distributor, LLC, our wholly owned subsidiary, completed the sale of certain assets and the transfer of certain liabilities relating to the distribution rights, management, sales and marketing activities of smart USA to Daimler Vehicle Innovations LLC, a wholly owned subsidiary of Mercedes-Benz USA. The final aggregate cash purchase price for the assets was $44,611. As a result, smart USA has been treated as a discontinued operation for all periods presented in the accompanying financial statements.

Basis of Presentation

Results for the year ended December 31, 2011 include an $11,046 net income tax benefit reflecting a positive adjustment from the resolution of certain tax items in the U.K. of $17,008 partially offset by a reduction of U.K. deferred tax assets of $5,962. Results for the year ended December 31, 2010 include a $1,634 pre-tax gain relating to the repurchase of $155,658 aggregate principal amount of the Company’s 3.5% senior subordinated convertible notes due 2026 (the “Convertible Notes”). Results for the year ended December 31, 2009 include a $10,429 pre-tax gain relating to the repurchase of $68,740 aggregate principal amount of the Convertible Notes.

The consolidated financial statements include all majority-owned subsidiaries. Investments in affiliated companies, representing an ownership interest in the voting stock of the affiliate of between 20% and 50% or an investment in a limited partnership or a limited liability corporation for which the Company’s investment is more than minor, are stated at the cost of acquisition plus the Company’s equity in undistributed net earnings since acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company evaluated subsequent events through February 24, 2012, the date the consolidated financial statements were filed with the SEC.

The consolidated financial statements have been adjusted for entities that have been treated as discontinued operations through December 31, 2011 in accordance with generally accepted accounting principles.

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

Contracts in Transit

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in the Company’s consolidated balance sheets, amounted to $186,178 and $140,246 as of December 31, 2011 and 2010, respectively.

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

Income Taxes

Tax regulations may require items to be included in the Company’s tax return at different times than those items are reflected in its financial statements. Some of the differences are permanent, such as expenses that are not deductible on the Company’s tax return, and some are temporary differences, such as the timing of depreciation expense.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in the Company’s tax return in future years which we have already recorded in the Company’s financial statements. Deferred tax liabilities generally represent deductions taken on its tax return that have not yet been recognized as an expense in its financial statements. We establish valuation allowances for the Company’s deferred tax assets if the amount of expected future taxable income is not more likely than not to allow for the use of the deduction or credit.

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

Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. The Company has determined that the dealerships in each of its operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). There is no goodwill recorded in the PAG Investments reportable segment. The annual test for impairment begins with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If the carrying value is determined to more likely than not exceed its estimated fair value, a two-step impairment testing method would be applied. In the two-step method, the fair value of goodwill is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

growth, franchise profit margins, residual values and the Company’s cost of capital. If an indication of goodwill impairment exists, an analysis reflecting the allocation of the estimated fair value of the reporting unit to all assets and liabilities, including previously unrecognized intangible assets, is performed. The impairment is measured by comparing the implied fair value of the reporting unit goodwill with its carrying amount and an impairment loss may be recognized up to any excess of the carrying value over the implied fair value.

Investments

We account for each of the Company’s investments under the equity method, pursuant to which the Company records its proportionate share of the investee’s income each period. The net book value of the Company’s investments was $298,640 and $288,406 as of December 31, 2011 and 2010, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and the Company’s cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

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

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$385,313	$375,000	$380,063
3.5% senior subordinated convertible notes due 2026	63,324	61,029	148,884	150,602

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

Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, the Company sells its installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. The Company receives a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. The Company also receives commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions the Company received may be charged back based on the terms of the contracts. The revenue the Company records relating to these transactions is net of an estimate of the amount of chargebacks the Company will be required to pay. The Company’s estimate is based upon the Company’s historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $21,037 and $19,317 as of December 31, 2011 and 2010, respectively.

Defined Contribution Plans

The Company sponsors a number of defined contribution plans covering a significant majority of the Company’s employees. Company contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. The Company suspended its 2009 matching contributions to its U.S. 401(K) plan but reinstated the matching contributions relating to employees’ 2010 contributions. The Company incurred expense of $11,847, $9,426, and $5,932 relating to such plans during the years ended December 31, 2011, 2010, and 2009, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. The Company incurred net advertising costs of $73,794, $68,141, and $57,584 during the years ended December 31, 2011, 2010, and 2009, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $10,904, $9,319, and $5,570 during the years ended December 31, 2011, 2010, and 2009, respectively.

Self Insurance

The Company retains risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, the Company is likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk the Company retains varies by program, and, for certain exposures, the Company has pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above such pre-determined loss limits are paid by third-party insurance

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

carriers. The Company’s estimate of future losses is prepared by management using the Company’s historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $25,884 and $22,778 as of December 31, 2011 and 2010, respectively. Changes in the reserve estimate during 2011 relate primarily to current year activity in the Company’s general liability and workers compensation programs.

Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 follows:

	Year Ended December 31,
	2011	2010	2009
Weighted average number of common shares outstanding	91,154	92,018	91,557
Effect of non-participatory equity compensation	120	73	96

Weighted average number of common shares outstanding, including effect of dilutive securities	91,274	92,091	91,653

There were no anti-dilutive stock options outstanding during the years ended December 31, 2011, 2010 or 2009. In addition, the Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 9, may be converted to voting common stock. As of December 31, 2011, 2010, and 2009, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, which requires the presentation of components of other comprehensive income with the components of net income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt this update for periods beginning after December 31, 2011. While this will affect the presentation of comprehensive income, the Company does not believe it will have a material impact on its consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, amending the guidance on goodwill impairment testing. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This is intended to reduce the cost and complexity of the annual impairment test and is considered a preliminary step in determining whether it is necessary to calculate a fair value for a reporting unit. The Company elected to early adopt the provisions of this update by preparing a qualitative assessment for the period ending December 31, 2011. The adoption of this update had no impact on the Company’s consolidated financial position or results of operations.

2.	Equity Method Investees

As of December 31, 2011, the Company has investments in the following companies that are accounted for under the equity method: the Jacobs Group (50%), the Nix Group (50%), Penske Wynn Ferrari Maserati (50%), Max Cycles (50%), Innovative Media (45%), QEK Global Solutions (22.5%), and Fleetwash, LLC (7%). Jacobs Group, Nix Group, and Penske Wynn Ferrari Maserati are engaged in the sale and servicing of automobiles. Max Cycles is engaged in the sale and servicing of BMW motorcycles, QEK is an automotive fleet management company, Innovative Media provides dealership graphics, and Fleetwash provides vehicle fleet washing services. These investments in entities accounted for under the equity method amounted to $58,386 and $59,097 at December 31, 2011 and 2010, respectively.

The Company also has a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a global transportation services provider. The Company’s investment in PTL, which is accounted for under the equity method, amounted to $240,254 and $229,309 at December 31, 2011 and 2010, respectively.

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

The combined results of operations and financial position of the Company’s equity basis investments are summarized as follows:

Condensed income statement information:

	Year Ended December 31,
	2011	2010	2009
Revenues	$5,970,595	$4,531,588	$4,748,082
Gross margin	1,802,301	1,749,504	1,794,563
Net income	255,145	198,793	138,504
Equity in net income of affiliates	25,451	20,569	13,808

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

Condensed balance sheet information:

	December 31,
	2011	2010
Current assets	$1,159,066	$933,160
Noncurrent assets	7,228,052	6,135,749

Total assets	$8,387,118	$7,068,909

Current liabilities	$916,344	$830,616
Noncurrent liabilities	6,330,666	5,233,973
Equity	1,140,108	1,004,320

Total liabilities and equity	$8,387,118	$7,068,909

3.	Business Combinations

During 2011 and 2010, respectively, the Company acquired seven and five franchises in its retail operations. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2011 and 2010 follows:

	December 31,
	2011	2010
Accounts receivable	$953	$—
Inventory	61,247	11,520
Other current assets	—	45
Property and equipment	40,190	4,932
Goodwill	107,498	8,274
Franchise value	29,491
Other assets	628
Current liabilities	(6,190)	(279)

Total consideration	233,817	24,492
Seller financed/assumed debt	(1,711)	(2,260)

Cash used in dealership acquisitions	$232,106	$22,232

In January 2012, the Company acquired a dealership group in the United Kingdom which included thirteen franchises for total consideration of approximately $83,000, which includes goodwill, working capital, inventory and other assets. The Company is still in the process of completing final purchase accounting which is estimated to be completed during the first quarter of 2012.

In 2010, the Company exchanged its 50% interest in the Reisacher Group for 100% ownership in three BMW franchises previously held by the joint venture. The Company recorded $13,331 of intangible assets in connection with this transaction.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2011 and 2010 give effect to acquisitions consummated during 2011 and 2010 as if they had occurred on January 1, 2010:

	Year Ended December 31,
	2011	2010
Revenues	$11,755,235	$10,848,317
Income from continuing operations	178,954	130,227
Net income	180,757	114,958
Income from continuing operations per diluted common share	$1.96	$1.41
Net income per diluted common share	$1.98	$1.25

4.	Discontinued Operations

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

	Year Ended December 31,
	2011	2010	2009
Revenues	$313,308	$406,028	$545,883
Pre-tax (loss) income	(110)	(20,034)	4,795
Gain (loss) on disposal	3,313	(3,955)	(9,199)

	2011	2010
Inventory	$15,491	$80,942
Other assets	17,733	52,077

Total assets	33,224	133,019

Floor plan	12,020	70,093
Other liabilities	5,879	18,024

Total liabilities	17,899	88,117

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

5.	Inventories

Inventories consisted of the following:

	December 31,
	2011	2010
New vehicles	$1,068,905	$1,004,893
Used vehicles	454,800	364,101
Parts, accessories and other	81,575	74,290

Total inventories	$1,605,280	$1,443,284

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $29,070, $26,166, and $29,679 during the years ended December 31, 2011, 2010, and 2009, respectively.

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
Buildings and leasehold improvements	$823,561	$682,036
Furniture, fixtures and equipment	351,821	318,260

Total	1,175,382	1,000,296
Less: Accumulated depreciation	(316,407)	(283,869)

Property and equipment, net	$858,975	$716,427

As of December 31, 2011 and 2010, approximately $27,500 and $27,600, respectively, of capitalized interest is included in buildings and leasehold improvements and is being depreciated over the useful life of the related assets.

7.	Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the years ended December 31, 2011 and 2010, net of accumulated impairment losses recorded prior to December 31, 2009 of $606,349 and $37,110, respectively:

	Goodwill	Franchise Value
Balance — December 31, 2009	$796,278	$201,463
Additions	17,199	4,222
Foreign currency translation	(12,856)	(2,577)

Balance — December 31, 2010	800,621	203,108
Additions	107,498	29,491
Foreign currency translation	(1,527)	(605)

Balance — December 31, 2011	$906,592	$231,994

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

We test for impairment in our intangible assets at least annually. We did not record any impairment charges relating to our intangibles in 2011, 2010 or 2009.

In September 2011, the FASB updated the accounting guidance related to testing goodwill for impairment. This update permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying a two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the two-step impairment test would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, however, early adoption is permitted. The Company elected to adopt the qualitative assessment early. A number of qualitative factors were considered, including but not limited to the criteria in ASC 350-20-35-3, and the Company determined that it is not more likely than not that any of the four reporting unit’s fair value is less than their carrying amount.

If the two-step impairment test were necessary, the Company would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates the Company’s enterprise value using a net present value model, which discounts projected free cash flows of the Company’s business using its weighted average cost of capital as the discount rate. This consideration would also include a control premium that represents the estimated amount an investor would pay for the Company’s equity securities to obtain a controlling interest and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the Company’s cost of capital.

In the Company’s situation, if the first step of the impairment testing process indicated that the fair value of the reporting unit was below its carrying value (even by a relatively small amount), the requirements of the second step of the test result in a significant decrease in the amount of goodwill recorded on the balance sheet. This is because, prior to the Company’s adoption on July 1, 2001 of generally accepted accounting principles relating to business combinations, it did not separately identify franchise rights associated with the acquisition of dealerships as separate intangible assets. In performing the second step, the Company would be required by generally accepted accounting principles related to goodwill and other intangibles to assign value to any previously unrecognized identifiable intangible assets (including such franchise rights, which are substantial) even though such amounts are not separately recorded on its consolidated balance sheet.

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

The floor plan agreements grant a security interest in substantially all of the assets of the Company’s dealership subsidiaries, and in the U.S. are guaranteed by the Company. Interest rates under the floor plan arrangements are

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Bank Rate, or the Euro Interbank offer Rate. The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 10, was 1.9%, 2.6%, and 2.7% for the years ended December 31, 2011, 2010, and 2009, respectively. The Company classifies floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on its consolidated balance sheets and classifies related cash flows as a financing activity on its consolidated statements of cash flows.

9.	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2011	2010
U.S. credit agreement — revolving credit line	$132,000	$—
U.S. credit agreement — term loan	127,000	134,000
U.K. credit agreement — revolving credit line	59,060	54,597
U.K. credit agreement — term loan	—	5,505
U.K. credit agreement — overdraft line of credit	13,333	7,116
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	63,324	148,884
Mortgage facilities	75,684	46,052
Other	4,790	8,724

Total long-term debt	$850,191	$779,878
Less: current portion	(3,414)	(10,593)

Net long-term debt	$846,777	$769,285

Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2012	$3,414
2013	3,545
2014	261,541
2015	114,728
2016	441,764
2017 and thereafter	25,199

Total long-term debt reported	$850,191

The Convertible Notes are not due until 2026, however, the holders may require the Company to purchase all or a portion of these notes for cash in 2016. This acceleration of ultimate repayment is reflected in the table above.

U.S. Credit Agreement

The Company is party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

purposes, a non-amortizing term loan with a remaining balance of $127,000, and for an additional $10,000 of availability for letters of credit. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 1.00% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed. The Company repaid $7,000 and $15,000 of this term loan during 2011 and 2010, respectively.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to EBITDA. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2011, the Company was in compliance with all covenants under the U.S. Credit Agreement.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2011, $127,000 of term loans, $132,000 of revolving loans and $500 of letters of credit were outstanding under the U.S. Credit Agreement.

U.K. Credit Agreement

The Company’s subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to £100,000 revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10,000 demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2011, outstanding loans under the U.K. credit agreement amounted to £46,579 ($72,393).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of December 31, 2011, the Company’s U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of the Company’s U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

Beginning in 2012, the Company’s U.K. subsidiaries are also party to a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30,000 term loan which was used for working capital and an acquisition. The term loan is repayable in £1,500 quarterly installments through 2015 with a final payment of £7,500 due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined).

7.75% Senior Subordinated Notes

In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on a unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option at specified redemption prices. Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of December 31, 2011, the Company was in compliance with all negative covenants and there were no events of default.

Senior Subordinated Convertible Notes

In January 2006, the Company issued $375,000 aggregate principal amount of Convertible Notes, of which $63,324 were outstanding at December 31, 2011. The Convertible Notes mature on April 1, 2026, unless earlier converted, redeemed or purchased by the Company, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. Those guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of December 31, 2011, the Company was in compliance with all negative covenants and there were no events of default.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

The Company will pay additional cash interest if the average trading price of a Convertible Note for certain periods in the prior six-month period equals 120% or more of the principal amount of the Convertible Notes. The Company may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date.

Holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2016 and April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date.

The liability and equity components related to the Convertible Notes consist of the following:

	December 31,
	2011	2010
Carrying amount of the equity component	$36,936	$36,936

Principal amount of the liability component	$63,324	$150,602
Unamortized debt discount	—	1,718

Net carrying amount of the liability component	$63,324	$148,884

Mortgage Facilities

The Company is party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, on the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2011, we owed $75,684 under our mortgage facilities.

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

During 2009, 2010 and into January 2011, the Company was party to interest rate swap agreements pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%.

The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of December 31, 2011 and 2010, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $15,952 and $1,016, respectively, which is recorded in accrued expenses, and as of December 31, 2010, the fair value of the swaps not designated as hedging instruments was estimated to be a liability of $35, which was recorded in accrued expenses.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

During 2011, there was no hedge ineffectiveness recorded in the Company’s income statement. During the year ended December 31, 2010, the Company recognized a net gain in accumulated other comprehensive income of $5,435 related to the effective portion of the interest rate swap agreements designated as hedging instruments, and reclassified $8,157 of derivative losses from accumulated other comprehensive income into floor plan interest expense. During the year ended December 31, 2010, the swap increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 80 basis points.

11.	Commitments and Contingent Liabilities

The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2011, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on the Company’s results of operations, financial condition or cash flows.

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

Minimum future rental payments required under operating leases in effect as of December 31, 2011 are as follows:

2012	$176,949
2013	174,566
2014	173,207
2015	170,359
2016	169,791
2017 and thereafter	3,826,677

$4,691,549

Rent expense for the years ended December 31, 2011, 2010, and 2009 amounted to $171,328, $163,234, and $157,182, respectively. Of the total rental payments, $385, $436, and $431, respectively, were made to related parties during 2011, 2010, and 2009, respectively (See Note 12).

The Company has sold a number of dealerships to third parties and, as a condition to certain of those sales, remains liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. The Company is also party to lease agreements on properties that it no longer uses in its retail operations that it has sublet to third parties. The Company relies on subtenants to pay the rent and

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

maintain the property at these locations. In the event the subtenant does not perform as expected, the Company may not be able to recover amounts owed to it and the Company could be required to fulfill these obligations. The aggregate rent paid by the tenants on those properties in 2011 was approximately $11,655, and, in aggregate, the Company currently guarantees or is otherwise liable for approximately $178,878 of these lease payments, including lease payments during available renewal periods.

12.	Related Party Transactions

The Company currently is a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. During the years ended December 31, 2011, 2010, and 2009, the Company paid $385, $436, and $431, respectively, to AGR under these lease agreements. From time to time, the Company may sell AGR real property and improvements that are subsequently leased by AGR to the Company. In addition, the Company may purchase real property or improvements from AGR. Any such transaction is valued at a price that is independently confirmed. During 2011, the Company purchased land from AGR for $1,400. There were no purchase or sale transactions with AGR in 2010 or 2009.

The Company sometimes pays to and/or receives fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions and those relating to AGR mentioned above are reviewed periodically by the Company’s Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During the years ended December 31, 2011, 2010, and 2009, Penske Corporation and its affiliates billed the Company $4,913, $5,421, and $3,368, respectively, and the Company billed Penske Corporation and its affiliates $72, $41, and $24, respectively, for such services. As of December 31, 2011 and 2010, the Company had $2 and $6 of receivables from and $546 and $340 of payables to Penske Corporation and its subsidiaries, respectively.

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

The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation. The Company is party to a partnership agreement among the other partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. In 2011, 2010, and 2009, the Company received $7,751, $8,804, and $20,012, respectively, from PTL in pro rata cash dividends.

The Company is also party to an agreement pursuant to which PTL subleases a portion of our dealership location in New Jersey for $60 per year plus its pro rata share of certain property expenses. A similar agreement to sublease a portion of our dealership location in Arizona was terminated at the end of April 2011. We collected $20 in sublease rent prior to that termination. During 2010, and 2009, respectively, smart USA paid PTL $592, and $1,217 for assistance with roadside assistance and other services to smart fortwo owners, of which $309 and $863, respectively, were pass-through expenses to be paid by PTL to third-party vendors. In 2009, PTL began hosting the Company’s disaster recovery site. Annual fees paid to PTL for this service are $70. The Company paid $70, $70 and $17 for these services in 2011, 2010 and 2009, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

From time to time the Company enters into joint venture relationships in the ordinary course of business, pursuant to which it owns and operates automotive dealerships together with other investors. The Company may also provide these dealerships with working capital and other debt financing at costs that are based on the Company’s incremental borrowing rate. As of December 31, 2011, the Company’s automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	86.56	% (A) (B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	% (C)
Frankfurt, Germany	Lexus, Toyota	50.00	% (C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen	50.00	% (C)

(A)	An entity controlled by one of the Company’s directors, Lucio A. Noto (the “Investor”), owns a 13.44% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.
(B)	Entity is consolidated in the Company’s financial statements.
(C)	Entity is accounted for using the equity method of accounting.

13.	Stock-Based Compensation

Key employees, outside directors, consultants and advisors of the Company are eligible to receive stock-based compensation pursuant to the terms of the Company’s 2002 Equity Compensation Plan (the “Plan”). The Plan originally allowed for the issuance of 4,200 shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. As of December 31, 2011, 1,184 shares of common stock were available for grant under the Plan. Compensation expense related to the Plan was $6,022, $6,908, and $5,631 during the years ended December 31, 2011, 2010, and 2009, respectively.

Restricted Stock

During 2011, 2010, and 2009, the Company granted 392, 391, and 114 shares, respectively, of restricted common stock at no cost to participants under the Plan. The restricted stock entitles the participants to vote their respective shares and receive dividends. The shares are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four year period from the grant date. The grant date quoted market price of the underlying common stock is amortized as expense over the restriction period. As of December 31, 2011, there was $8,627 of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the next 3.5 years.

Presented below is a summary of the status of the Company’s restricted stock as of December 31, 2010 and changes during the year ended December 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value	Intrinsic Value
December 31, 2010	755	$16.52	$13,160
Granted	392	18.37
Vested	(238)	18.61
Forfeited	(45)	16.04

December 31, 2011	864	$16.81	$14,517

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

Stock Options

Options were granted by the Company prior to 2006. These options generally vested over a three year period and had a maximum term of ten years. As of December 31, 2011, no stock options remain outstanding.

Presented below is a summary of the status of stock options held by participants during 2011, 2010, and 2009:

	2011		2010		2009
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	236	$9.82	291	$9.29	324	$9.01
Granted	—	—	—	—	—	—
Exercised	236	9.82	55	6.99	33	6.65
Forfeited	—	—	—	—	—	—

Options outstanding at end of year	—	$—	236	$9.82	291	$9.29

The total intrinsic value of stock options exercised was $2,671, $393, and $325 in 2011, 2010, and 2009, respectively.

14.	Equity

Share Repurchase

During 2011 and 2010, respectively, the Company acquired 2,450 shares of our outstanding common stock for $44,263, or an average of $18.07 per share, and 68 shares of our outstanding common stock for $751, or an average of $10.97 per share, under a program approved by the Company’s board of directors.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, follow:

	Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$(43,046)	$(2,943)	$(45,989)
Change	47,920	7,118	55,038

Balance at December 31, 2009	4,874	4,175	9,049
Change	(16,852)	6,130	(10,722)

Balance at December 31, 2010	(11,978)	10,305	(1,673)
Change	(5,792)	(18,269)	(24,061)

Balance at December 31, 2011	$(17,770)	$(7,964)	$(25,734)

“Other” represents changes relating to other immaterial items, including: certain defined benefit plans in the U.K., changes in the fair value of interest rate swap agreements, and valuation adjustments relating to certain available for sale securities, each of which has been excluded from net income and reflected in equity.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

15.	Income Taxes

Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$16,118	$7,061	$(29,544)
State and local	3,694	2,392	869
Foreign	4,934	27,565	25,448

Total current	24,746	37,018	(3,227)

Deferred:
Federal	34,237	21,355	37,646
State and local	863	5,455	7,549
Foreign	12,087	904	1,087

Total deferred	47,187	27,714	46,282

Income taxes relating to continuing operations	$71,933	$64,732	$43,055

Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2011	2010	2009
Income taxes relating to continuing operations at federal statutory rate of 35%	$86,936	$65,526	$43,274
State and local income taxes, net of federal taxes	1,925	6,075	5,701
Foreign	(944)	(6,001)	(7,115)
Uncertain tax positions	(16,061)	—	—
Other	77	(868)	1,195

Income taxes relating to continuing operations	$71,933	$64,732	$43,055

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

The components of deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred Tax Assets
Accrued liabilities	$51,323	$46,562
Net operating loss carryforwards	12,133	23,164
Interest rate swap	6,215	297
Other	7,027	2,787

Total deferred tax assets	76,698	72,810
Valuation allowance	(11,839)	(7,335)

Net deferred tax assets	64,859	65,475

Deferred Tax Liabilities
Depreciation and amortization	(121,723)	(94,742)
Partnership investments	(109,460)	(104,527)
Convertible notes	(21,335)	(17,454)
Other	(3,357)	(2,421)

Total deferred tax liabilities	(255,875)	(219,144)

Net deferred tax liabilities	$(191,016)	$(153,669)

The Company does not provide for U.S. taxes relating to undistributed earnings or losses of its foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the U.K.) was $98,158, $98,754 and $93,138 during the years ended December 31, 2011, 2010, and 2009, respectively. It is the Company’s belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2011, the Company has not provided U.S. federal income taxes on a total of $700,356 of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, the Company would be subject to U.S. income taxes in excess of foreign taxes paid and certain foreign withholding taxes.

At December 31, 2011, the Company has $151,067 of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2012 through 2030, state credit carryforwards of $1,452 that will not expire, U.K. net operating loss carryforwards of $1,772 that will not expire, U.K. capital loss carryforwards of $5,109 that will not expire, and German net operating loss carryforwards of $8,529 that will not expire. The Company utilized $41,232 of federal net operating loss carryforwards, $90,121 of state net operating loss carryforwards and $3,987 of alternative minimum tax and general business credits in the U.S in 2011.

A valuation allowance of $2,979 has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $235 has been recorded against the state credit carryforwards in the U.S. A valuation allowance of $2,024 has been recorded in 2011 against German net operating losses and a valuation allowance of $6,601 has been recorded in 2011 against U.K. deferred tax assets related to buildings.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Uncertain tax positions — January 1	$36,097	$36,887	$32,901
Gross increase — tax position in prior periods	679	1,493	2,411
Gross decrease — tax position in prior periods	(19,077)	(288)	(165)
Gross increase — current period tax position	17	—	—
Settlements	(2,201)	(125)	—
Lapse in statute of limitations	(541)	(756)	(1,227)
Foreign exchange	(116)	(1,114)	2,967

Uncertain tax positions — December 31	$14,858	$36,097	$36,887

The Company has elected to include interest and penalties in its income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2011 was $3,678. The Company does not expect a significant change to the amount of uncertain tax positions within the next twelve months. The Company’s U.S. federal returns remain open to examination for 2004 to 2010 and various foreign and U.S. states jurisdictions are open for periods ranging from 2002 through 2010. During the year a settlement was reached with the U.K. tax authorities in relation to tax enquiries for the years 2004 to 2009 in relation to one of the U.K. companies. The portion of the total amount of uncertain tax positions as of December 31, 2011 that would, if recognized, impact the effective tax rate was $14,531.

The Company has classified its tax reserves as a long term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.

16.	Segment Information

The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations and (ii) PAG Investments, consisting of our investments in non-automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

The following table summarizes revenues, floor plan interest expense, other interest expense, debt discount amortization, depreciation and amortization, equity in earnings of affiliates, and income (loss) from continuing operations before certain non-recurring items and income taxes, which is the measure by which management allocates resources to its segments and which we refer to as adjusted segment income (loss), for each of the Company’s reportable segments. Adjusted segment income excludes the items in the table below in order to enhance the comparability of segment income from period to period.

	Retail	PAG Investments	Total
Revenues
2011	$11,556,232	$—	$11,556,232
2010	10,328,385	—	10,328,385
2009	9,012,217	—	9,012,217
Floor plan interest expense
2011	$28,515	$—	$28,515
2010	33,779	—	33,779
2009	34,097	—	34,097
Other interest expense
2011	$45,020	$—	$45,020
2010	49,176	—	49,176
2009	55,085	—	55,085
Debt discount amortization
2011	$1,718	$—	$1,718
2010	8,637	—	8,637
2009	13,043	—	13,043
Depreciation
2011	$48,903	$—	$48,903
2010	46,253	—	46,253
2009	51,401	—	51,401
Equity in earnings of affiliates
2011	$2,196	$23,255	$25,451
2010	2,577	17,992	20,569
2009	2,617	11,191	13,808
Adjusted segment income
2011	$225,133	$23,255	$248,388
2010	169,722	17,992	187,714
2009	101,620	11,191	112,811

The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes.

	Year Ended December 31,
	2011	2010	2009
Adjusted segment income	$248,388	$187,714	$112,811
Gain on debt repurchase	—	1,634	10,429

Income (loss) from continuing operations before income taxes	$248,388	$189,348	$123,240

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

Total assets, equity method investments, and capital expenditures by reporting segment are as set forth in the table below.

	Retail	PAG Investments	Total
Total assets
2011	$4,253,570	$248,729	$4,502,299
2010	3,833,530	236,302	4,069,832
Equity method investments
2011	$49,911	$248,729	$298,640
2010	52,104	236,302	288,406
Capital expenditures
2011	$133,115	$—	$133,115
2010	75,699	—	75,699
2009	89,203	—	89,203

The following table presents certain data by geographic area:

	Year Ended December 31,
	2011	2010	2009
Sales to external customers:
U.S.	$7,294,981	$6,460,046	$5,546,551
Foreign	4,261,251	3,868,339	3,465,666

Total sales to external customers	$11,556,232	$10,328,385	$9,012,217

Long-lived assets, net:
U.S.	$846,108	$738,779
Foreign	325,005	280,726

Total long-lived assets	$1,171,113	$1,019,505

The Company’s foreign operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

17.	Summary of Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011(1)(2)
Total revenues	$2,779,690	$2,874,905	$2,942,520	$2,959,117
Gross profit	442,188	461,646	465,736	455,820
Net income	33,997	40,059	56,045	48,157
Net income attributable to Penske Automotive Group common stockholders	33,927	39,560	55,707	47,687
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.37	$0.43	$0.61	$0.53

2010(1)(2)(3)
Total revenues	$2,402,149	$2,596,383	$2,659,549	$2,670,304
Gross profit	396,747	413,883	416,557	416,928
Net income	20,332	29,684	30,260	29,071
Net income attributable to Penske Automotive Group common stockholders	20,354	29,441	29,977	28,509
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.22	$0.32	$0.33	$0.31

(1)	As discussed in Note 4, the Company has treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.
(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.
(3)	Results for the year ended December 31, 2010 include first, second, and third quarter pre-tax gains of $605, $422, and $607, respectively, relating to the repurchase of $155,658 aggregate principal amount of the Convertible Notes.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

18.	Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Cash and cash equivalents	$29,116	$—	$—	$27,035	$2,081
Accounts receivable, net	444,673	(297,782)	305,386	283,281	153,788
Inventories	1,605,280	—	—	904,820	700,460
Other current assets	80,307	—	2,306	40,412	37,589
Assets held for sale	33,224	—	—	21,073	12,151

Total current assets	2,192,600	(297,782)	307,692	1,276,621	906,069
Property and equipment, net	858,975	—	6,730	548,985	303,260
Intangible assets	1,138,586	—	—	701,717	436,869
Equity method investments	298,640	—	246,658	—	51,982
Other long-term assets	13,498	(1,360,808)	1,369,182	3,389	1,735

Total assets	$4,502,299	$(1,658,590)	$1,930,262	$2,530,712	$1,699,915

Floor plan notes payable	$988,650	$—	$—	$560,998	$427,652
Floor plan notes payable — non-trade	713,635	—	90,892	345,674	277,069
Accounts payable	223,313	—	1,633	112,955	108,725
Accrued expenses	202,761	(297,782)	—	99,528	401,015
Current portion of long-term debt	3,414	—	—	3,414	—
Liabilities held for sale	17,899	—	—	6,465	11,434

Total current liabilities	2,149,672	(297,782)	92,525	1,129,034	1,225,895
Long-term debt	846,777	(38,073)	697,324	77,060	110,466
Deferred tax liabilities	217,902	—	—	198,348	19,554
Other long-term liabilities	147,535	—	—	93,328	54,207

Total liabilities	3,361,886	(335,855)	789,849	1,497,770	1,410,122
Total equity	1,140,413	(1,322,735)	1,140,413	1,032,942	289,793

Total liabilities and equity	$4,502,299	$(1,658,590)	$1,930,262	$2,530,712	$1,699,915

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Cash and cash equivalents	$19,688	$—	$—	$15,211	$4,477
Accounts receivable, net	382,382	(269,021)	269,021	228,306	154,076
Inventories	1,443,284	—	—	873,795	569,489
Other current assets	68,225	—	1,127	32,547	34,551
Assets held for sale	133,019	—	—	124,480	8,539

Total current assets	2,046,598	(269,021)	270,148	1,274,339	771,132
Property and equipment, net	716,427	—	4,957	445,322	266,148
Intangible assets	1,003,729	—	—	482,953	520,776
Equity method investments	288,406	—	234,214	—	54,192
Other long-term assets	14,672	(1,212,538)	1,222,168	3,088	1,954

Total assets	$4,069,832	$(1,481,559)	$1,731,487	$2,205,702	$1,614,202

Floor plan notes payable	$911,548	$—	$—	$562,581	$348,967
Floor plan notes payable — non-trade	497,074	—	25,000	293,303	178,771
Accounts payable	251,960	—	2,186	86,190	163,584
Accrued expenses	201,714	(269,021)	564	95,978	374,193
Current portion of long-term debt	10,593	—	—	1,264	9,329
Liabilities held for sale	88,117	—	—	81,854	6,263

Total current liabilities	1,961,006	(269,021)	27,750	1,121,170	1,081,107
Long-term debt	769,285	(77,593)	657,884	49,689	139,305
Deferred tax liabilities	178,406	—	—	165,666	12,740
Other long-term liabilities	115,282	—	—	99,238	16,044

Total liabilities	3,023,979	(346,614)	685,634	1,435,763	1,249,196
Total equity	1,045,853	(1,134,945)	1,045,853	769,939	365,006

Total liabilities and equity	$4,069,832	$(1,481,559)	$1,731,487	$2,205,702	$1,614,202

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Revenues	$11,556,232	$—	$—	$6,788,576	$4,767,656
Cost of sales	9,730,842	—	—	5,661,749	4,069,093

Gross profit	1,825,390	—	—	1,126,827	698,563
Selling, general, and administrative expenses	1,478,297	—	18,978	900,362	558,957
Depreciation	48,903	—	1,369	26,490	21,044

Operating income (loss)	298,190	—	(20,347)	199,975	118,562
Floor plan interest expense	(28,515)	—	(1,364)	(14,434)	(12,717)
Other interest expense	(45,020)	—	(25,464)	(3,276)	(16,280)
Debt discount amortization	(1,718)	—	(1,718)	—	—
Equity in earnings of affiliates	25,451	—	23,044	—	2,407
Equity in earnings of subsidiaries	—	(272,860)	272,860	—	—

Income from continuing operations before income taxes	248,388	(272,860)	247,011	182,265	91,972
Income taxes	(71,933)	79,461	(71,933)	(53,097)	(26,364)

Income from continuing operations	176,455	(193,399)	175,078	129,168	65,608
Loss from discontinued operations, net of tax	1,803	(1,803)	1,803	2,608	(805)

Net income	178,258	(195,202)	176,881	131,776	64,803
Less: Income attributable to the non- controlling interests	1,377	—	—	—	1,377

Net income attributable to Penske Automotive Group common stockholders	$176,881	$(195,202)	$176,881	$131,776	$63,426

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2010

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Revenues	$10,328,385	$—	$—	$5,923,698	$4,404,687
Cost of sales	8,684,270	—	—	4,934,474	3,749,796

Gross profit	1,644,115	—	—	989,224	654,891
Selling, general, and administrative expenses	1,339,125	—	17,182	803,007	518,936
Depreciation	46,253	—	1,116	25,236	19,901

Operating income (loss)	258,737	—	(18,298)	160,981	116,054
Floor plan interest expense	(33,779)	—	(576)	(23,539)	(9,664)
Other interest expense	(49,176)	—	(30,237)	(2,220)	(16,719)
Debt discount amortization	(8,637)	—	(8,637)	—	—
Equity in earnings of affiliates	20,569	—	18,367	—	2,202
Gain on debt repurchase	1,634	—	1,634	—	—
Equity in earnings of subsidiaries	—	(226,029)	226,029	—	—

Income from continuing operations before income taxes	189,348	(226,029)	188,282	135,222	91,873
Income taxes	(64,732)	77,710	(64,732)	(51,534)	(26,176)

Income from continuing operations	124,616	(148,319)	123,550	83,688	65,697
Loss from discontinued operations, net of tax	(15,269)	15,269	(15,269)	(15,548)	279

Net income	109,347	(133,050)	108,281	68,140	65,976
Less: Income attributable to the non- controlling interests	1,066	—	—	—	1,066

Net income attributable to Penske Automotive Group common stockholders	$108,281	$(133,050)	$108,281	$68,140	$64,910

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2009

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Revenues	$9,012,217	$—	$—	$5,103,635	$3,908,582
Cost of sales	7,505,088	—	—	4,214,692	3,290,396

Gross profit	1,507,129	—	—	888,943	618,186
Selling, general, and administrative expenses	1,254,500	—	18,259	749,693	486,548
Depreciation	51,401	—	1,160	30,980	19,261

Operating income (loss)	201,228	—	(19,419)	108,270	112,377
Floor plan interest expense	(34,097)	—	—	(23,804)	(10,293)
Other interest expense	(55,085)	—	(41,036)	(140)	(13,909)
Debt discount amortization	(13,043)	—	(13,043)	—	—
Equity in earnings of affiliates	13,808	—	11,087	—	2,721
Gain on debt repurchase	10,429	—	10,429	—	—
Equity in earnings of subsidiaries	—	(174,763)	174,763	—	—

Income from continuing operations before income taxes	123,240	(174,763)	122,781	84,326	90,896
Income taxes	(43,055)	61,283	(43,055)	(35,394)	(25,889)

Income from continuing operations	80,185	(113,480)	79,726	48,932	65,007
Loss from discontinued operations, net of tax	(3,265)	3,265	(3,265)	(981)	(2,284)

Net income	76,920	(110,215)	76,461	47,951	62,723
Less: Income attributable to the non- controlling interests	459	—	—	—	459

Net income attributable to Penske Automotive Group common stockholders	$76,461	$(110,215)	$76,461	$47,951	$62,264

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$122,617	$(39,449)	$188,463	$(26,397)

Investing activities:
Purchase of property and equipment	(133,115)	(1,280)	(81,482)	(50,353)
Dealership acquisitions, net	(232,106)	—	(230,426)	(1,680)
Other	2,865	—	—	2,865

Net cash from continuing investing activities	(362,356)	(1,280)	(311,908)	(49,168)

Financing activities:
Repayment under U.S. credit agreement term loan	(7,000)	(7,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(87,278)	(87,278)	—	—
Net borrowings (repayments) of long-term debt	158,395	132,000	54,494	(28,099)
Net (repayments) borrowings of floor plan notes payable — non-trade	216,561	65,892	44,821	105,848
Proceeds from exercises of options, including excess tax benefit	3,370	3,370	—	—
Repurchase of common stock	(44,263)	(44,263)	—	—
Dividends	(21,992)	(21,992)	—	—
Distributions from (to) parent	—	—	6,139	(6,139)

Net cash from continuing financing activities	217,793	40,729	105,454	71,610
Net cash from discontinued operations	31,374	—	29,815	1,559

Net change in cash and cash equivalents	9,428	—	11,824	(2,396)
Cash and cash equivalents, beginning of period	19,688	—	15,211	4,477

Cash and cash equivalents, end of period	$29,116	$—	$27,035	$2,081

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$198,440	$133,059	$40,532	$24,849

Investing activities:
Purchase of property and equipment	(75,699)	(66)	(51,261)	(24,372)
Dealership acquisitions, net	(22,232)	—	(22,232)	—
Other	13,822	13,822	—	—

Net cash from continuing investing activities	(84,109)	13,756	(73,493)	(24,372)

Financing activities:
Repayment under U.S. credit agreement term loan	(15,000)	(15,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(156,604)	(156,604)	—	—
Net borrowings (repayments) of long-term debt	(15,402)	—	(13,613)	(1,789)
Net (repayments) borrowings of floor plan notes payable — non-trade	80,151	25,000	51,384	3,767
Proceeds from exercises of options, including excess tax benefit	540	540	—	—
Repurchase of common stock	(751)	(751)	—	—
Distributions from (to) parent	—	—	1,365	(1,365)

Net cash from continuing financing activities	(107,066)	(146,815)	39,136	613
Net cash from discontinued operations	(5,796)	—	(3,283)	(2,513)

Net change in cash and cash equivalents	1,469	—	2,892	(1,423)
Cash and cash equivalents, beginning of period	18,219	—	12,319	5,900

Cash and cash equivalents, end of period	$19,688	$—	$15,211	$4,477

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$302,334	$42,525	$85,374	$174,435

Investing activities:
Purchase of property and equipment	(89,203)	(240)	(65,310)	(23,653)
Proceeds from sale-leaseback transactions	2,338	—	2,338	—
Dealership acquisitions, net	(8,517)	—	(597)	(7,920)
Other	17,994	11,485	(206)	6,715

Net cash from continuing investing activities	(77,388)	11,245	(63,775)	(24,858)

Financing activities:
Repayment under U.S. credit agreement term loan	(60,000)	(60,000)	—	—
Repurchase 3.5% senior subordinated convertible notes	(51,424)	(51,424)	—	—
Net borrowings (repayments) of long-term debt	(17,402)	57,305	(126)	(74,581)
Net (repayments) borrowings of floor plan notes payable — non-trade	(82,799)	—	(11,608)	(71,191)
Proceeds from exercises of options, including excess tax benefit	349	349	—	—
Distributions from (to) parent	—	—	317	(317)

Net cash from continuing financing activities	(211,276)	(53,770)	(11,417)	(146,089)
Net cash from discontinued operations	(11,266)	—	(12,534)	1,268

Net change in cash and cash equivalents	2,404	—	(2,352)	4,756
Cash and cash equivalents, beginning of period	15,815	—	14,671	1,144

Cash and cash equivalents, end of period	$18,219	$—	$12,319	$5,900

Schedule II

PENSKE AUTOMOTIVE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions	Deductions, Recoveries, & Other	Balance at End of Year
	(In thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts	$1,884	$1,142	$(770)	$2,256
Tax valuation allowance	7,335	8,831	(4,327)	11,839
Year Ended December 31, 2010
Allowance for doubtful accounts	$1,644	$948	$(708)	$1,884
Tax valuation allowance	6,073	3,213	(1,951)	7,335
Year Ended December 31, 2009
Allowance for doubtful accounts	$2,081	$1,211	$(1,648)	$1,644
Tax valuation allowance	3,378	3,649	(954)	6,073