Form 10-Q
period 2012-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2012-05-04
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 15, 2012, there were 90,322,045 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$31,768	$28,490
Accounts receivable, net of allowance for doubtful accounts of $2,171 and $2,161	492,653	440,273
Inventories	1,770,235	1,581,586
Other current assets	91,869	80,269
Assets held for sale	29,075	67,776

Total current assets	2,415,600	2,198,394
Property and equipment, net	915,081	857,587
Goodwill	947,108	905,721
Franchise value	254,458	228,459
Equity method investments	288,242	298,640
Other long-term assets	14,276	13,498

Total assets	$4,834,765	$4,502,299

LIABILITIES AND EQUITY
Floor plan notes payable	$1,114,070	$977,548
Floor plan notes payable — non-trade	701,242	700,571
Accounts payable	297,705	220,708
Accrued expenses	258,455	201,579
Current portion of long-term debt	13,264	3,414
Liabilities held for sale	29,928	45,852

Total current liabilities	2,414,664	2,149,672
Long-term debt	848,630	846,777
Deferred tax liabilities	222,409	217,902
Other long-term liabilities	166,865	147,535

Total liabilities	3,652,568	3,361,886
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,322 shares issued and outstanding at March 31, 2012; 90,277 shares issued and outstanding at December 31, 2011	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	695,582	702,335
Retained earnings	497,220	459,375
Accumulated other comprehensive loss	(15,033)	(25,734)

Total Penske Automotive Group stockholders’ equity	1,177,778	1,135,985
Non-controlling interest	4,419	4,428

Total equity	1,182,197	1,140,413

Total liabilities and equity	$4,834,765	$4,502,299

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,578,319	$1,385,556
Used vehicle	969,732	791,734
Finance and insurance, net	79,894	66,463
Service and parts	369,727	341,542
Fleet and wholesale vehicle	244,616	165,741

Total revenues	3,242,288	2,751,036

Cost of sales:
New vehicle	1,446,281	1,275,804
Used vehicle	891,327	726,619
Service and parts	156,525	146,649
Fleet and wholesale	241,562	162,719

Total cost of sales	2,735,695	2,311,791

Gross profit	506,593	439,245
Selling, general and administrative expenses	398,637	355,391
Depreciation	13,349	11,798

Operating income	94,607	72,056
Floor plan interest expense	(9,725)	(6,925)
Other interest expense	(12,210)	(11,285)
Debt discount amortization	—	(1,718)
Equity in earnings of affiliates	4,410	22

Income from continuing operations before income taxes	77,082	52,150
Income taxes	(26,902)	(15,670)

Income from continuing operations	50,180	36,480
Loss from discontinued operations, net of tax	(3,174)	(2,483)

Net income	47,006	33,997
Less: Income attributable to non-controlling interests	188	70

Net income attributable to Penske Automotive Group common stockholders	$46,818	$33,927

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.56	$0.39
Discontinued operations	(0.04)	(0.03)
Net income attributable to	$0.52	$0.37
Penske Automotive Group common stockholders
Shares used in determining basic earnings per share	90,306	92,472
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.55	$0.39
Discontinued operations	(0.04)	(0.03)
Net income attributable to Penske Automotive Group common stockholders	$0.52	$0.37
Shares used in determining diluted earnings per share	90,338	92,554
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$50,180	$36,480
Less: Income attributable to non-controlling interests	188	70

Income from continuing operations, net of tax	49,992	36,410
Loss from discontinued operations, net of tax	(3,174)	(2,483)

Net income attributable to Penske Automotive Group common stockholders	$46,818	$33,927

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Net Income	$47,006	$33,997
Other Comprehensive Income:
Foreign currency translation adjustment	9,926	16,852

Unrealized gain (loss) on interest rate swaps:
Unrealized gain(loss) arising during the period, net of tax benefit(provision) of $822 and ($139), respectively	(1,257)	212
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $669, and $46, respectively	1,023	70

Unrealized gain (loss) on interest rate swaps, net of tax	(234)	282

Other adjustments to Comprehensive Income, net	1,009	(612)

Other Comprehensive Income, Net of Taxes	10,701	16,522

Comprehensive Income	$57,707	$50,519

Less: Net income attributable to non-controlling interest	188	70

Comprehensive income attributable to Penske Automotive Group common stockholders	$57,519	$50,449

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$47,006	$33,997
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	13,349	11,798
Debt discount amortization	—	1,718
Earnings of equity method investments	(4,410)	(22)
Loss from discontinued operations, net of tax	3,174	2,483
Deferred income taxes	4,880	6,358
Changes in operating assets and liabilities:
Accounts receivable	(35,364)	(29,178)
Inventories	(108,999)	(38,497)
Floor plan notes payable	136,522	34,352
Accounts payable and accrued expenses	83,160	(2,993)
Other	(14,014)	(10,204)

Net cash from continuing operating activities	125,304	9,812

Investing Activities:
Purchase of equipment and improvements	(26,466)	(20,843)
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $36,906 and $5,862, respectively	(108,106)	(14,011)
Other	—	3,490

Net cash from continuing investing activities	(134,572)	(31,364)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	194,300	16,500
Repayments under U.S. credit agreement revolving credit line	(219,300)	(16,500)
Net borrowings of other long-term debt	34,766	6,711
Net borrowings of floor plan notes payable — non-trade	671	29,419
Repurchase of common stock	(8,522)	—
Dividends	(8,973)	—
Proceeds from exercises of options, including excess tax benefit	—	1,645

Net cash from continuing financing activities	(7,058)	37,775

Discontinued operations:
Net cash from discontinued operating activities	(3,638)	3,522
Net cash from discontinued investing activities	34,769	2,265
Net cash from discontinued financing activities	(11,527)	(1,280)

Net cash from discontinued operations	19,604	4,507

Net change in cash and cash equivalents	3,278	20,730
Cash and cash equivalents, beginning of period	28,490	19,705

Cash and cash equivalents, end of period	$31,768	$40,435

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$14,061	$11,079
Income taxes	7,740	9,093
Seller financed/assumed debt	—	4,865

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued		Paid-in	Retained	Comprehensive	Attributable to Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Automotive Group	Interest	Equity
					(Unaudited)
					(Dollars in thousands)
Balance, January 1, 2012	90,277,356	$9	$702,335	$459,375	$(25,734)	$1,135,985	$4,428	$1,140,413
Equity compensation	394,689	—	1,769	—	—	1,769	—	1,769
Distributions to non-controlling interests	—	—	—	—	—	—	(197)	(197)
Foreign currency translation	—	—	—	—	9,926	9,926	—	9,926
Repurchase of common stock	(350,000)		(8,522)			(8,522)	—	(8,522)
Dividends	—	—	—	(8,973)	—	(8,973)	—	(8,973)
Other	—	—	—	—	775	775	—	775
Net income	—	—	—	46,818	—	46,818	188	47,006

Balance, March 31, 2012	90,322,045	$9	$695,582	$497,220	$(15,033)	$1,177,778	$4,419	$1,182,197

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. Interim Financial Statements

Business Overview

Penske Automotive Group, Inc. (the “Company”) is the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of March 31, 2012, the Company operated 335 retail franchises, of which 168 franchises are located in the U.S. and 167 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. Each of the Company’s dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, the Company generates higher-margin revenue at each of its dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. The Company also holds a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading transportation services provider.

During the three months ended March 31, 2012, we acquired the Agnew Group in the United Kingdom, representing thirteen franchises, and two other franchises. We also were awarded three franchises, including Nissan/Infiniti in San Francisco and Mini in Marin, CA, and disposed of three franchises, including Jaguar Land Rover in Gatwick, England and Lexus in Scottsdale, Arizona.

In April 2012, we acquired a 7% interest in NPA Holdco, LLC, an auctioneer of powersport vehicles for $3,000. Transportation Resource Partners, a related party, recently acquired a controlling interest in this company on the same financial terms as our investment.

Basis of Presentation

The following unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and 2011 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through March 31, 2012, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, which are included as part of the Company’s Annual Report on Form 10-K.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, which requires the presentation of components of other comprehensive income with the components of net income. The adoption of this pronouncement on January 1, 2012 had no impact on our consolidated financial position or results of operations.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended March 31,
	2012	2011
Revenues	$45,942	$129,462
Pre-tax loss	(11,458)	(5,147)
Gain on disposal	10,160	1,071

	March 31,	December 31,
	2012	2011
Inventories	$24,052	$39,185
Other assets	5,023	28,591

Total assets	$29,075	$67,776

Floor plan notes payable (including non-trade)	$22,730	$36,186
Other liabilities	7,198	9,666

Total liabilities	$29,928	$45,852

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

	March 31, 2012
	Carrying Value	Fair Value
7.75% senior subordinated notes due 2016	$375,000	$393,075
3.5% senior subordinated convertible notes due 2026	63,324	68,889

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011
New vehicles	$1,206,234	$1,058,371
Used vehicles	480,910	442,991
Parts, accessories and other	83,091	80,224

Total inventories	$1,770,235	$1,581,586

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $6,201 and $7,927 during the three months ended March 31, 2012 and 2011, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

3. Business Combinations

The Company acquired thirteen and three franchises during the three months ended March 31, 2012 and 2011, respectively, in its retail operations. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2012 and 2011 follows:

	March 31,
	2012	2011
Accounts receivable	$16,976	$953
Inventory	79,650	7,923
Property and equipment	32,593	1,671
Goodwill	31,566	7,038
Franchise Value	23,426	—
Other assets	—	628
Current liabilities	(49,290)	(2,491)
Non-current liabilities	(26,815)	—

Total consideration	108,106	15,722
Seller financed/assumed debt	—	(1,711)

Cash used in dealership acquisitions	$108,106	$14,011

In addition, in March 2012 the Company formed a joint venture which acquired a BMW/Mini dealership in Monza, Italy, a suburb of Milan.

The following unaudited consolidated pro forma results of operations of the Company for the three months ended March 31, 2012 and 2011 give effect to acquisitions consummated during 2012 and 2011 as if they had occurred on January 1, 2011:

	Three Months Ended March 31,
	2012	2011
Revenues	$3,258,179	$2,908,036
Income from continuing operations	49,878	39,347
Net income	46,704	36,842
Income from continuing operations per diluted common share	$0.55	$0.43
Net income per diluted common share	$0.52	$0.40

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the three months ended March 31, 2012:

		Franchise
	Goodwill	Value
Balance, January 1, 2012	$905,721	$228,459
Additions	31,566	23,426
Foreign currency translation	9,821	2,573

Balance, March 31, 2012	$947,108	$254,458

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. The Company has senior subordinated convertible notes outstanding which, under certain circumstances discussed in Note 7, may be converted to voting common stock. As of March 31, 2012 and March 31, 2011, no shares related to the senior subordinated convertible notes were included in the calculation of diluted earnings per share because the effect of such securities was anti-dilutive. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 follows:

	Three Months Ended
	March 31,
	2012	2011
Weighted average number of common shares outstanding	90,306	92,472
Effect of non-participatory equity compensation	32	82

Weighted average number of common shares outstanding,including effect of dilutive securities	90,338	92,554

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2012	2011
U.S. credit agreement—revolving credit line	$107,000	$132,000
U.S. credit agreement—term loan	127,000	127,000
U.K. credit agreement—revolving credit line	63,832	59,060
U.K. credit agreement—term loan	45,480	—
U.K. credit agreement—overdraft line of credit	—	13,333
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	63,324	63,324
Mortgage facilities	74,831	75,684
Other	5,427	4,790

Total long-term debt	861,894	850,191
Less: current portion	(13,264)	(3,414)

Net long-term debt	$848,630	$846,777

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

U.S. Credit Agreement

The Company is party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $127,000, and for an additional $10,000 of availability for letters of credit, through September 2014. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 1.00% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2012, the Company was in compliance with all covenants under the U.S. Credit Agreement.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2012, $127,000 of term loans, and $500 of letters of credit and $107,000 of revolver borrowings were outstanding under the U.S. Credit Agreement.

U.K. Credit Agreement

The Company’s subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100,000 revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10,000 demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2012, outstanding loans under the U.K. credit agreement amounted to £40,000 ($63,824).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of March 31, 2012, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30,000 term loan which was used for working capital and an acquisition. The term loan is repayable in £1,500 quarterly installments through 2015 with a final payment of £7,500 due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of March 31, 2012, the amount outstanding under the U.K. term loan was £28,500 ($45,480).

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.75% Senior Subordinated Notes

In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option at specified redemption prices (currently 103.875% of the principal amount of the notes). Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2012, the Company was in compliance with all negative covenants and there were no events of default.

Senior Subordinated Convertible Notes

The Company currently has $63,324 of Convertible Notes outstanding. The Company issued the Convertible Notes in January 2006, and the notes mature on April 1, 2026, unless earlier converted, redeemed or purchased, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of the Company’s wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2012, the Company was in compliance with all negative covenants and there were no events of default.

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

The Company may redeem the Convertible Notes, in whole or in part at any time or from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date, plus any applicable conversion premium.

On issuance of the Convertible Notes, the Company recorded a debt discount which was amortized as additional interest expense through March 31, 2011. The annual effective interest rate on the liability component was 8.25% through March 31, 2011. Beginning April 1, 2011, the annual effective interest rate was 3.5%.

Mortgage Facilities

The Company is party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2012, the Company owed $74,831 of principal under our mortgage facilities.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Interest Rate Swaps

The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. The Company is party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt is fixed at 2.135% and $100,000 of the Company’s floating rate floor plan debt is fixed at a rate of 1.55%. The Company may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements.

Through January 2011, the Company was party to interest rate swap agreements pursuant to which the LIBOR portion of $300,000 of the Company’s floating rate floor plan debt was fixed at 3.67%.

The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of March 31, 2012 and 2011, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $16,322 and an asset of $351, respectively.

During the three months ended March 31, 2012 and 2011, there was no hedge ineffectiveness recorded on the Company’s income statement. During the three months ended March 31, 2012, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 40 basis points. The impact of the swaps on the weighted average interest rate of the Company’s floor plan borrowings during the three months ended March 31, 2011 was insignificant.

9. Commitments and Contingent Liabilities

The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2012, the Company is not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at the Company’s election. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of March 31, 2012, the Company was in compliance with all covenants under these leases.

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

The Company holds a 9.0% limited partnership interest in PTL. In April and May 2012, PTL refinanced a significant amount of its indebtedness. As part of that refinancing, the Company and the other PTL partners created a new company (“Holdings”), which, together with General Electric Capital Corporation (“GECC”), co-issued $700,000 of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700,000 derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700,000 of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, the Company has agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $950 for acting as co-obligor. The maximum amount of the Company’s potential obligations to GECC under this agreement are 9% of the required principal repayment due in 2019 (which is expected to be $63,100) and 9% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company has $19,072 of letters of credit outstanding as of March 31, 2012, and has posted $13,718 of surety bonds in the ordinary course of business.

10. Equity

Share Repurchase

During the first quarter of 2012, the Company repurchased 350,000 shares of our outstanding common stock for $8,522, or an average of $24.35, under a program approved by the Company’s Board of Directors.

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

Three Months Ended March 31

		PAG
	Retail	Investments	Total
Revenues
2012	$3,242,288	$—	$3,242,288
2011	2,751,036	—	2,751,036
Segment income
2012	73,248	3,834	77,082
2011	51,026	1,124	52,150

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

12. Consolidating Condensed Financial Information

The following tables include condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and 2011 for Penske Automotive Group, Inc. (as the issuer of the Convertible Notes and the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Cash and cash equivalents	$31,768	$—	$—	$9,975	$21,793
Accounts receivable, net	492,653	(318,778)	318,778	253,077	239,576
Inventories	1,770,235	—	—	975,050	795,185
Other current assets	91,869	—	2,395	41,248	48,226
Assets held for sale	29,075	—	—	1,434	27,641

Total current assets	2,415,600	(318,778)	321,173	1,280,784	1,132,421
Property and equipment, net	915,081	—	4,853	561,108	349,120
Intangible assets	1,201,566	—	—	705,484	496,082
Equity method investments	288,242	—	240,655	—	47,587
Other long-term assets	14,276	(1,367,480)	1,377,436	(2,400)	6,720

Total assets	$4,834,765	$(1,686,258)	$1,944,117	$2,544,976	$2,031,930

Floor plan notes payable	$1,114,070	$—	$—	$589,517	$524,553

Floor plan notes payable — non-trade	701,242	—	89,049	328,378	283,815
Accounts payable	297,705	—	462	109,964	187,279
Accrued expenses	258,455	(318,778)	85	142,818	434,330
Current portion of long-term debt	13,264	—	—	3,689	9,575
Liabilities held for sale	29,928	—	—	524	29,404

Total current liabilities	2,414,664	(318,778)	89,596	1,174,890	1,468,956
Long-term debt	848,630	(37,026)	672,324	74,774	138,558
Deferred tax liabilities	222,409	—	—	195,710	26,699
Other long-term liabilities	166,865	—	—	96,985	69,880

Total liabilities	3,652,568	(355,804)	761,920	1,542,359	1,704,093
Total equity	1,182,197	(1,330,454)	1,182,197	1,002,617	327,837

Total liabilities and equity	$4,834,765	$(1,686,258)	$1,944,117	$2,544,976	$2,031,930

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)
Cash and cash equivalents	$28,490	$—	$—	$27,063	$1,427
Accounts receivable, net	440,273	(297,782)	305,386	283,193	149,476
Inventories	1,581,586	—	—	903,264	678,322
Other current assets	80,269	—	2,306	40,411	37,552
Assets held for sale	67,776	—	—	23,296	44,480

Total current assets	2,198,394	(297,782)	307,692	1,277,227	911,257
Property and equipment, net	857,587	—	6,730	548,644	302,213
Intangible assets	1,134,180	—	—	701,452	432,728
Equity method investments	298,640	—	246,658	—	51,982
Other long-term assets	13,498	(1,360,808)	1,369,182	3,389	1,735

Total assets	$4,502,299	$(1,658,590)	$1,930,262	$2,530,712	$1,699,915

Floor plan notes payable	$977,548	$—	$—	$560,999	$416,549
Floor plan notes payable — non-trade	700,571	—	90,892	344,304	265,375
Accounts payable	220,708	—	1,633	112,975	106,100
Accrued expenses	201,579	(297,782)	—	99,492	399,869
Current portion of long-term debt	3,414	—	—	3,414	—
Liabilities held for sale	45,852	—	—	7,850	38,002

Total current liabilities	2,149,672	(297,782)	92,525	1,129,034	1,225,895
Long-term debt	846,777	(38,073)	697,324	77,060	110,466
Deferred tax liabilities	217,902	—	—	198,348	19,554
Other long-term liabilities	147,535	—	—	93,328	54,207

Total liabilities	3,361,886	(335,855)	789,849	1,497,770	1,410,122
Total equity	1,140,413	(1,322,735)	1,140,413	1,032,942	289,793

Total liabilities and equity	$4,502,299	$(1,658,590)	$1,930,262	$2,530,712	$1,699,915

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2012

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)
Revenues	$3,242,288	$—	$—	$1,842,665	$1,399,623
Cost of sales	2,735,695	—	—	1,545,231	1,190,464

Gross profit	506,593	—	—	297,434	209,159
Selling, general and administrative expenses	398,637	—	4,595	239,699	154,343
Depreciation	13,349	—	362	7,146	5,841

Operating income (loss)	94,607	—	(4,957)	50,589	48,975
Floor plan interest expense	(9,725)	—	(2,198)	(3,866)	(3,661)
Other interest expense	(12,210)	—	(7,563)	(910)	(3,737)
Equity in earnings of affiliates	4,410		3,760		650
Equity in earnings of subsidiaries	—	(87,852)	87,852	—	—

Income (loss) from continuing operations before income taxes	77,082	(87,852)	76,894	45,813	42,227
Income taxes	(26,902)	30,736	(26,902)	(20,557)	(10,179)

Income (loss) from continuing operations	50,180	(57,116)	49,992	25,256	32,048
(Loss) income from discontinued operations, net of tax	(3,174)	3,174	(3,174)	(1,622)	(1,552)

Net income (loss)	47,006	(53,942)	46,818	23,634	30,496
Less: Income attributable to the non-controlling interests	188	—	—	—	188

Net income (loss) attributable to Penske Automotive Group common stockholders	46,818	(53,942)	46,818	23,634	30,308

Other comprehensive income (loss), net of tax	10,701	—	1,009	(234)	9,926

Comprehensive income attributable to Penske Automotive Group common stockholders	$57,519	$(53,942)	$47,827	$23,400	$40,234

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2011

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In thousands)
Revenues	$2,751,036	$—	$—	$1,564,740	$1,186,296
Cost of sales	2,311,791	—	—	1,303,486	1,008,305

Gross profit	439,245	—	—	261,254	177,991
Selling, general and administrative expenses	355,391	—	4,949	215,973	134,469
Depreciation	11,798	—	285	6,324	5,189

Operating income (loss)	72,056	—	(5,234)	38,957	38,333
Floor plan interest expense	(6,925)	—	(133)	(3,919)	(2,873)
Other interest expense	(11,285)	—	(6,416)	(611)	(4,258)
Debt discount amortization	(1,718)	—	(1,718)	—	—
Equity in earnings (losses) of affiliates	22	—	1,231	—	(1,209)
Equity in earnings of subsidiaries	—	(64,350)	64,350	—	—

Income (loss) from continuing operations before income taxes	52,150	(64,350)	52,080	34,427	29,993
Income taxes	(15,670)	19,362	(15,670)	(10,989)	(8,373)

Income (loss) from continuing operations	36,480	(44,988)	36,410	23,438	21,620
(Loss) income from discontinued operations, net of tax	(2,483)	2,483	(2,483)	(2,301)	(182)

Net income (loss)	33,997	(42,505)	33,927	21,137	21,438
Less: Income attributable to the non-controlling interests	70	—	—	—	70

Net income (loss) attributable to Penske Automotive Group common stockholders	33,927	(42,505)	33,927	21,137	21,368

Other comprehensive income (loss), net of tax	16,522	—	(663)	282	16,903

Comprehensive income attributable to Penske Automotive Group common stockholders	$50,449	$(42,505)	$33,264	$21,419	$38,271

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
		(In thousands)
Net cash from continuing operating activities	$125,304	$44,856	$5,903	$74,545

Investing activities:
Purchase of equipment and improvements	(26,466)	(518)	(18,101)	(7,847)
Dealership acquisitions, net	(108,106)	—	—	(108,106)

Net cash from continuing investing activities	(134,572)	(518)	(18,101)	(115,953)

Financing activities:
Net borrowings (repayments) of other long-term debt	9,766	(25,000)	(963)	35,729
Net borrowings (repayments) of floor plan notes payable — non-trade	671	(1,843)	(15,926)	18,440
Repurchase of common stock	(8,522)	(8,522)	—	—
Dividends	(8,973)	(8,973)	—	—
Distributions from (to) parent	—	—	636	(636)

Net cash from continuing financing activities	(7,058)	(44,338)	(16,253)	53,533
Net cash from discontinued operations	19,604	—	11,363	8,241

Net change in cash and cash equivalents	3,278	—	(17,088)	20,366
Cash and cash equivalents, beginning of period	28,490	—	27,063	1,427

Cash and cash equivalents, end of period	$31,768	$—	$9,975	$21,793

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
		(In thousands)
Net cash from continuing operating activities	$9,812	$(1,050)	$64,251	$(53,389)

Investing activities:
Purchase of equipment and improvements	(20,843)	(595)	(7,641)	(12,607)
Dealership acquisitions, net	(14,011)	—	(12,331)	(1,680)
Other	3,490	—	—	3,490

Net cash from continuing investing activities	(31,364)	(595)	(19,972)	(10,797)

Financing activities:
Net borrowings (repayments) of other long-term debt	6,711	—	(11,469)	18,180
Net borrowings (repayments) of floor plan notes payable — non-trade	29,419	—	(38,324)	67,743
Proceeds from exercises of options, including excess tax benefit	1,645	1,645	—	—
Distributions from (to) parent	—	—	3,899	(3,899)

Net cash from continuing financing activities	37,775	1,645	(45,894)	82,024
Net cash from discontinued operations	4,507	—	20,360	(15,853)

Net change in cash and cash equivalents	20,730	—	18,745	1,985
Cash and cash equivalents, beginning of period	19,705	—	15,212	4,493

Cash and cash equivalents, end of period	$40,435	$—	$33,957	$6,478

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through March 31, 2012.

Overview

We are the second largest automotive retailer headquartered in the U.S. as measured by the $11.6 billion in total revenue we generated in 2011. As of March 31, 2012, we operated 335 retail automotive franchises, of which 168 franchises are located in the U.S. and 167 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2011, we retailed and wholesaled more than 348,000 vehicles. We are diversified geographically, with 61% of our total revenues in 2012 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer approximately 40 brands with 96% of our total retail revenue in 2012 generated from brands of non-U.S. based manufacturers, and 68% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

We also hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading transportation services provider. PTL leases, rents or maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America through its approximately 1,000 corporate and 1,900 agent locations. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation.

Outlook

The level of new automotive unit sales in our markets impacts our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, but the level of automotive sales in the U.S. remains below the last 10 years average sales level. There are market expectations for continued improvement in the automotive market in the U.S. over the next several years, although the level of such improvement is uncertain. During 2011, 12.8 million cars and light trucks were sold in the U.S., representing a 10% improvement over the 11.6 million cars and light trucks sold during the same period last year. We believe the U.S. automotive market will continue to recover based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, increased availability, lower cost of credit for consumers, and the planned introduction of new models by many different vehicle brands.

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

Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $67 million, or 15.3%, during the three months ended March 31, 2012 compared to the same period in prior year. The increase in gross profit is largely attributable to same-store increases in new and used unit sales and service and parts revenues. Our retail gross margin percentage declined from 16.9% during the three months ended March 31, 2011 to 16.8% during the three months ended March 31, 2012, due primarily to an increase in the percentage of our revenues generated by vehicle sales which carry a lower gross margin than other parts of our business.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has increased during the three months ended March 31, 2012 as a result of higher applicable interest rates, due to the impact of interest rate swap transactions, as well as an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during the three months ended March 31, 2012 due the increase in borrowings under our revolving credit agreements in the U.S. and U.K. following acquisitions in 2011 and the first quarter of 2012.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. It is our expectation that operating conditions as outlined above in the Outlook section will similarly impact these businesses throughout 2012. However, because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

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

Revenue Recognition

Vehicle, Parts and Service Sales

We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the three months ended March 31, 2012 and 2011, we earned $108.0 million and $90.3 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $105.2 million and $87.9 million, respectively, was recorded as a reduction of cost of sales.

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

Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined we have two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations and (ii) PAG Investments, consisting of our investments in businesses other than automotive retail operations. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). There is no goodwill recorded in our PAG Investments reportable segment.

We prepare a qualitative assessment of the carrying value of goodwill in our reportable segments using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2011, we concluded that it is not more likely than not that any of the four reporting unit’s fair value is less than their carrying amount.

If the additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using our weighted average cost of capital as the discount rate. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and our cost of capital.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $288.2 million and $298.6 million as of March 31, 2012 and December 31, 2011, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above any such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $25.4 million and $25.9 million as of March 31, 2012 and December 31, 2011, respectively. Changes in the reserve estimate during 2012 relate primarily to our general liability and workers compensation programs.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, which requires the presentation of components of other comprehensive income with the components of net income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this pronouncement on January 1, 2012 had no impact on our consolidated financial position or results of operations.

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2010, the results of the acquired entity would be included in annual same store comparisons beginning with the year ended December 31, 2012 and in quarterly same store comparisons beginning with the quarter ended June 30, 2011.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

New Vehicle Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
New retail unit sales	43,099	38,668	4,431	11.5%
Same store new retail unit sales	39,437	38,368	1,069	2.8%
New retail sales revenue	$1,578.3	$1,385.6	192.7	13.9%
Same store new retail sales revenue	$1,447.6	$1,376.8	70.8	5.1%
New retail sales revenue per unit	$36,621	$35,832	789	2.2%
Same store new retail sales revenue per unit	$36,706	$35,883	823	2.3%
Gross profit — new	$132.0	$109.8	22.2	20.2%
Same store gross profit — new	$120.2	$108.9	11.3	10.4%
Average gross profit per new vehicle retailed	$3,064	$2,838	226	7.9%
Same store average gross profit per new vehicle retailed	$3,048	$2,839	209	7.4%
Gross margin % — new	8.4%	7.9%	0.5%	6.3%
Same store gross margin % — new	8.3%	7.9%	0.4%	5.1%

Units

Retail unit sales of new vehicles increased 4,431 units, or 11.5%, from 2011 to 2012. The increase is due to a 1,069 unit, or 2.8%, increase in same store retail unit sales during the period, coupled with a 3,362 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in our premium brand stores in the U.K.

Revenues

New vehicle retail sales revenue increased $192.7 million, or 13.9%, from 2011 to 2012. The increase is due to a $70.8 million, or 5.1%, increase in same store revenues, coupled with a $121.9 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the 2.8% increase in retail unit sales, which increased revenue by $39.2 million, coupled with an $823, or 2.3%, increase in average selling prices per unit which increased revenue by $31.6 million.

Gross Profit

Retail gross profit from new vehicle sales increased $22.2 million, or 20.2%, from 2011 to 2012. The increase is due to an $11.3 million, or 10.4%, increase in same store gross profit, coupled with a $10.9 million increase from net dealership acquisitions. The same store increase is due primarily to the 2.8% increase in retail unit sales, which increased gross profit by $3.3 million, coupled with a $209, or 7.4%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $8.0 million.

Used Vehicle Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
Used retail unit sales	38,373	30,299	8,074	26.6%
Same store used retail unit sales	35,556	30,117	5,439	18.1%
Used retail sales revenue	$969.7	$791.7	178.0	22.5%
Same store used retail sales revenue	$897.7	$787.3	110.4	14.0%
Used retail sales revenue per unit	$25,271	$26,131	(860)	-3.3%
Same store used retail sales revenue per unit	$25,248	$26,142	(894)	-3.4%
Gross profit — used	$78.4	$65.1	13.3	20.4%
Same store gross profit — used	$73.6	$64.8	8.8	13.6%
Average gross profit per used vehicle retailed	$2,043	$2,149	(106)	-4.9%
Same store average gross profit per used vehicle retailed	$2,069	$2,150	(81)	-3.8%
Gross margin % — used	8.1%	8.2%	-0.1%	-1.2%
Same store gross margin % — used	8.2%	8.2%	0.0%	0.0%

Units

Retail unit sales of used vehicles increased 8,074 units, or 26.6%, from 2011 to 2012. The increase is due to a 5,439 unit, or 18.1%, increase in same store retail unit sales, coupled with a 2,635 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium brand stores in the U.S. and U.K. and volume foreign brand stores in the U.S.

Revenues

Used vehicle retail sales revenue increased $178.0 million, or 22.5%, from 2011 to 2012. The increase is due to a $110.4 million, or 14.0%, increase in same store revenues, coupled with a $67.6 million increase from net dealership acquisitions. The same store revenue increase is due to the 18.1% increase in same store retail unit sales which increased revenue by $137.3 million, somewhat offset by a $894, or 3.4%, decrease in comparative average selling prices per unit, which decreased revenue by $26.9 million.

Gross Profit

Retail gross profit from used vehicle sales increased $13.3 million, or 20.4%, from 2011 to 2012. The increase is due to an $8.8 million, or 13.6%, increase in same store gross profit, coupled with a $4.5 million increase from net dealership acquisitions. The increase in same store gross profit is due to the 18.1% increase in used retail unit sales, which increased gross profit by $11.2 million, somewhat offset by a $81, or 3.8%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $2.4 million.

Finance and Insurance Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
Finance and insurance revenue	$79.9	$66.5	$13.4	20.2%
Same store finance and insurance revenue	$75.4	$66.0	$9.4	14.2%
Finance and insurance revenue per unit	$981	$964	$17	1.8%
Same store finance and insurance revenue per unit	$1,006	$964	$42	4.4%

Finance and insurance revenue increased $13.4 million, or 20.2%, from 2011 to 2012. The increase is due to a $9.4 million, or 14.2%, increase in same store revenues during the period, coupled with a $4.0 million increase from net dealership acquisitions. The same store revenue increase is due to a 9.5% increase in same store retail unit sales, which increased revenue by $6.5 million, coupled with a $42, or 4.4%, increase in comparative average finance and insurance revenue per unit which increased revenue by $2.9 million.

Service and Parts Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
Service and parts revenue	$369.7	$341.5	28.2	8.3%
Same store service and parts revenue	$342.0	$339.5	2.5	0.7%
Gross profit	$213.2	$194.9	18.3	9.4%
Same store gross profit	$197.1	$193.9	3.2	1.7%
Gross margin	57.7%	57.1%	0.6%	1.1%
Same store gross margin	57.6%	57.1%	0.5%	0.9%

Revenues

Service and parts revenue increased $28.2 million, or 8.3%, from 2011 to 2012. The increase is due to a $2.5 million, or 0.7%, increase in same store revenues during the period, coupled with a $25.7 million increase from net dealership acquisitions. The same store increase relates primarily to our U.S. operations.

Gross Profit

Service and parts gross profit increased $18.3 million, or 9.4%, from 2011 to 2012. The increase is due to a $3.2 million, or 1.7%, increase in same store gross profit during the period, coupled with a $15.1 million increase from net dealership acquisitions. The same store gross profit increase is due to the $2.5 million, or 0.7%, increase in same store revenues, which increased gross profit by $1.4 million, coupled with a 0.9% increase in gross margin, which increased gross profit by $1.8 million.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased $43.2 million, or 12.2%, from $355.4 million to $398.6 million. The aggregate increase is due to a $17.3 million, or 4.9%, increase in same store SG&A, coupled with a $25.9 million increase from net dealership acquisitions. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of a 7.5% increase in same store retail gross profit versus the prior year. SG&A expenses decreased as a percentage of gross profit from 80.9% to 78.7%.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $2.8 million, or 40.4%, from $6.9 million to $9.7 million due to an increase in same store floor plan interest expense. The same store increase is due primarily to increases in applicable interest rates due to the impact of swap transactions, as well as increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $0.9 million, or 8.2%, from $11.3 million to $12.2 million. The increase is due primarily to incremental borrowings made during the latter part of 2011 in the U.S. and the first quarter of 2012 in the U.K. to finance acquisitions.

Debt Discount Amortization

There was no debt discount amortization during the first quarter of 2012 as we completed the amortization of the debt discount related to our Convertible Notes in 2011.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $4.4 million. The increase is due primarily to improved operating performance by PTL compared to the same period a year ago.

Income Taxes

Income taxes increased $11.2 million, or 71.7%, from $15.7 million to $26.9 million. The increase from 2011 to 2012 is due to an increase in our pre-tax income versus the prior year which is compounded by a benefit recorded in the prior year relating to expected realization of deferred tax assets, due in large part to our exit from the distribution business.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, debt service and repayments, and potentially for dividends and repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends and distributions from joint venture investments, or the issuance of equity securities.

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

As of March 31, 2012, we had $261.1 million and £70.0 million ($111.7 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations and borrowings under our U.S. credit facility. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. During the three months ended March 31, 2012, we repurchased 350,000 shares of our common stock for $8.5 million, or $24.35 per share. As of March 31, 2012, we have $98.3 million in authorization under the existing securities repurchase program.

Dividends

We paid the following cash dividends on our common stock in 2011 and 2012:

Per Share Dividends
2011
Second Quarter	$0.07
Third Quarter	0.08
Fourth Quarter	0.09

2012
First Quarter	$0.10

We also have announced a cash dividend of $0.11 per share payable on June 1, 2012 to shareholders of record on May 10, 2012. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

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

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of March 31, 2012, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements.”

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of March 31, 2012, $127.0 million of term loans, $0.5 million of letters of credit and $107.0 million of revolver borrowings were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2012, outstanding loans under the U.K. credit agreement amounted to £40.0 million ($63.8 million).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of March 31, 2012, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of March 31, 2012, the amount outstanding under the U.K. term loan was £28.5 million ($45.5 million).

7.75% Senior Subordinated Notes

In December 2006, we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option at specified redemption prices (currently 103.875% of the principal amount of the notes). Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of March 31, 2012, we were in compliance with all negative covenants and there were no events of default. We expect to remain in compliance during the next twelve months.

Senior Subordinated Convertible Notes

We currently have $63.3 million of Convertible Notes outstanding. We issued the Convertible Notes in January 2006. The Notes, which mature on April 1, 2026 unless earlier converted, redeemed or purchased by us, as discussed below. The Convertible Notes are unsecured senior subordinated obligations and are subordinate to all future and existing debt under our credit agreements, mortgages and floor plan indebtedness. The Convertible Notes are guaranteed on an unsecured senior subordinated basis by substantially all of our wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. The Convertible Notes also contain customary negative covenants and events of default. As of March 31, 2012, we were in compliance with all negative covenants and there were no events of default. We expect to remain in compliance during the next twelve months.

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

We may redeem the Convertible Notes, in whole at any time or in part from time to time, for cash at a redemption price of 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to the applicable redemption date plus any applicable conversion premium. The decision to redeem any of the notes will be based on factors such as the market price of the notes and our common stock, the potential impact of any redemptions on our capital structure, and consideration of alternate uses of capital, such as for strategic investments in our current business, in addition to any then-existing limits imposed by our finance agreements. In addition, holders of the Convertible Notes have the right to require us to purchase all or a portion of their Convertible Notes for cash on each of April 1, 2016 or April 1, 2021 at a purchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, if any, to the applicable purchase date, plus any applicable conversion premium.

Mortgage Facilities

We are party to several mortgages, which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2012, we owed $74.8 million of principal under our mortgage facilities.

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

During the first quarter of 2012, outstanding revolving commitments varied between $107.0 and $188.5 million under the U.S. credit agreement and between £28.0 million and £92.0 million under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three months ended March 31, 2012, the swaps increased the weighted average interest rate on our floor plan borrowing by 40 basis points.

PTL Dividends

We own a 9.0% limited partnership interest in Penske Truck Leasing. During the three months ended March 31, 2012 and 2011, respectively, we received $10.8 million and $7.8 million of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of March 31, 2012, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

We hold a 9.0% limited partnership interest in PTL. In April and May 2012, PTL refinanced a significant amount of its indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with General Electric Capital Corporation (“GECC”), co-issued $700 million of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700 million derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700 million of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, we have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $0.95 million for acting as co-obligor. The maximum amount of our potential obligations to GECC under this agreement are 9% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9% of interest payments under the Holdings Bonds, plus fees and default interest, if any. Although we do not currently expect to make material payments to GECC under this agreement, this outcome cannot be predicted with certainty. See Part II – Item 1A –Risk Factors.

Cash Flows

Cash and cash equivalents increased by $3.3 million and $20.7 million during the three months ended March 31, 2012 and 2011, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $125.3 million and $9.8 million during the three months ended March 31, 2012 and 2011, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Three Months Ended March 31,
Dollars in millions	2012	2011
Net cash from continuing operating activities as reported	$125.3	$9.8
Floor plan notes payable — non-trade as reported	0.7	29.4

Net cash from continuing operating activities including all floor plan notes payable	$126.0	$39.2

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $134.6 million and $31.4 million during the three months ended March 31, 2012 and 2011, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $26.5 million and $20.8 million during the three months ended March 31, 2012 and 2011, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. As of March 31, 2012, we do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $108.1 million and $14.0 million during the three months ended March 31, 2012 and 2011, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $36.9 million and $5.9 million, respectively. Additionally, proceeds from other investing activities during the three months ended March 31, 2011 were $3.5 million.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $7.1 million during the three months ended March 31, 2012. Cash provided by continuing financing activities was $37.8 million during the three months ended March 31, 2011. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net borrowings of long-term debt of $10.0 million and $6.7 million during the three months ended March 31, 2012 and 2011, respectively, including net borrowings under revolving credit facilities. We had net borrowings of floor plan notes payable non-trade of $0.7 million and $29.4 million during the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, we acquired 350,000 shares of common stock for $8.5 million, and also paid cash dividends to our stockholders of $9.0 million.

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

In April 2012, we acquired a 7% interest in NPA Holdco, LLC, an auctioneer of powersport vehicles in exchange for $3.0 million. Transportation Resource Partners, an organization discussed above, recently acquired a controlling interest in this company on the same financial terms as our investment.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2012, our automotive retail joint venture relationships included:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	86.56	%(A) (B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	%(C)
Monza, Italy	BMW, Mini	70.00%

(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 13.44% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts. In April 2012, the Investor puchased an additional 1.61% bringing its total ownership to 15.05%.
(B)	Entity is consolidated in our financial statements.
(C)	Entity is accounted for using the equity method of accounting.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2011 annual report on Form 10-K filed February 24, 2012. Important factors that could cause actual results to differ materially from our expectations include the following:

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

•

we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more automobile manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us, may negatively impact our revenues and profitability;

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

We urge you to carefully consider these risk factors and further information under Item 1A “Risk Factors” in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of March 31, 2012, a 100 basis point change in interest rates would result in an approximate $3.0 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. In 2012, we are party to swap agreements pursuant to which a notional $400.0 million of our floating rate floor plan debt is exchanged for fixed rate debt through December 2014. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2012 considering the swap agreements, a 100 basis point change in interest rates would result in an approximate $14.5 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of March 31, 2012, we had dealership operations in the U.K., Germany and Italy. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $127.8 million change to our revenues for the three months ended March 31, 2012.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2011 Form 10-K:

Restructuring, bankruptcy or other adverse conditions affecting a significant automotive manufacturer or supplier. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2011, revenue generated at our BMW/MINI, Audi/Volkswagen/Bentley, Toyota/Lexus/Scion, Honda/Acura, and Mercedes-Benz/Sprinter/smart dealerships represented 25%, 15%, 15%, 13%, and 10%, respectively, of our total revenues. Significant adverse events, such as natural disasters or other disruptions to the vehicle or parts supply chain, or other future events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events relate to any of the manufacturers whose franchises generate a significant percentage of our revenue. An explosion at an automotive supplier’s plant in March 2012 has led to a shortage of a type of nylon resin commonly used in vehicle production. We cannot predict at this time predict the effect of this shortage on the supply of vehicles or parts to us.

We may be required to make payments to General Electric Capital Corporation (“GECC”) under our agreement to indemnify them for nine percent of any payments by GECC under bonds co-issued by them in connection with Penske Truck Leasing (“PTL”).

We hold a 9.0% limited partnership interest in PTL. In May 2012, PTL refinanced a significant amount of its indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which issued $700 million of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700 million derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700 million of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. We have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $0.95 million for acting as co-obligor. The maximum amount of our potential obligations to GECC under this agreement are 9% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

We have also granted GECC a first priority security interest in our newly issued Holdings interests and their related distributions. In the event of a default by us under this agreement, GECC is entitled to retain or sell our Holdings interests and any distributions related to those interests, in addition to any other remedies available to GECC. As described below, although we do not currently expect to make material payments to GECC under this agreement, this outcome cannot be predicted with certainty. We expect that distributions from PTL to Holdings, or, if necessary, capital contributions from the PTL partners, will be sufficient to pay the interest payments on the Holdings Bonds. It is not currently expected that at maturity of the Holdings Bonds in 2019, absent voluntary contributions by the PTL partners, Holdings will have received distributions from PTL sufficient to pay the principal of the notes. Accordingly, the PTL partners may need to make additional capital contributions to Holdings at maturity, seek additional equity financing or refinance all or a portion of the Holdings Bonds in order to satisfy the principal amount of those notes. Such additional financing may not be available at terms satisfactory to the members, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration. During the first quarter of 2012, we repurchased 350,000 shares of common stock under this program for a total of $8.5 million. As of March 31, 2012, our remaining authorization under the program was $98.3 million.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under
Period	Shares Purchased	per Share	or Programs	the Plans or Program
January 1 to January 31, 2012	—	$—	—	$106,778,845
February 1 to February 29, 2012	131,250	$24.05	131,250	$103,622,283
March 1 to March 31, 2012	218,750	24.53	218,750	98,257,266

	350,000	$24.35	350,000

Item 5. Other Information

Summary

Since 2008, we have held a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading transportation services provider. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned indirect subsidiary of Penske Corporation (“PTLC”), which owns 41.1% of PTL. The remaining 49.9% of PTL is owned by direct and indirect wholly-owned subsidiaries of General Electric Capital Corporation (“GECC”, and, together with PTLC and us, the “PTL partners”).

PTL has historically relied on GECC to provide funding for its business and as of March 31, 2012, GECC provided over $6.4 billion of funding to PTL on terms and conditions that were the same or no less favorable than those extended to GECC’s wholly-owned subsidiaries. These funding agreements allow GECC to reset the interest rates and other economic terms of the agreement on June 30, 2013 to market rates and terms.

The PTL partners have agreed, subject to debt market conditions, to cause PTL to engage in additional refinancing activities to fund its operations and its repay in full its debt to GECC as soon as reasonably practicable. As a result, PTL and the PTL partners have entered into a series of transactions discussed below to begin to refinance the debt owed by PTL to GECC and over time plan to move PTL’s debt structure to independent market-based financing in an efficient manner. In order to achieve lower interest rates on this market-based debt financing, the PTL partners contributed additional equity to PTL using the structure outlined below.

Bond Offering by a New PTL Ownership Vehicle to Raise Equity for PTL

On April 30, 2012, the PTL partners restructured the ownership of PTL to facilitate the investment of additional equity into PTL (the “Equity Infusion”). In lieu of cash investments by the PTL partners directly into PTL, a new company was created, LJ VP Holdings, LLC (“Holdings”), which is owned by the PTL partners in the same percentages as their ownership of PTL prior to the Equity Infusion, and of which PTLC is the sole managing member. On April 30, 2012, Holdings and GECC, as co-issuers, issued $700 million of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700 million derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700 million of proceeds from this equity infusion to reduce its outstanding debt owed to GECC. Because the PTL partners hold the same relative percentage ownership in Holdings as they did of PTL immediately prior to the Equity Infusion, the ultimate economic ownership of PTL did not change as a result of the Equity Infusion.

GECC agreed to be a co-obligor of the Holdings Bonds in order to obtain lower interest rates on the Holdings Bonds. Therefore, either Holdings or GECC may make the payments required under the Holdings Bonds. However, in the event GECC is required to make any payments, we agreed to indemnify GECC for our pro rata 9.0% of any principal and interest funded by GECC in respect of the Holdings Bonds, and, to accommodate GECC for the credit enhancement, we agreed to pay GECC an annual fee of approximately $0.95 million pursuant to the Co-obligation Fee, Indemnity and Security Agreement filed as Exhibit 10.1 hereto and incorporated herein by reference. The maximum amount of our potential obligations to GECC under this agreement is 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any. Although we do not currently expect to make material payments to GECC under this agreement, this outcome cannot be predicted with certainty. See “Item 1A. Risk Factors”. We have also granted GECC a first priority security interest in our newly issued Holdings ownership interests and any distributions with respect thereto. In the event of a default by us under this agreement, GECC is entitled to retain or sell our Holdings ownership interests and any distributions related to those ownership interests, in addition to any other remedies available to GECC. PTLC and an affiliate entered into a similar agreement with respect to 41.1% of any payments made by GECC under the Holdings Bonds.

Holdings LLC Agreement

The limited liability company agreement of Holdings is filed as Exhibit 10.2 hereto and is incorporated herein by reference. This agreement extends through 2023 and required an initial capital contribution from us of $0.45 million to acquire 9.0% of Holdings. Any cash distributed to Holdings by PTL, except for an amount up to $0.1 million, is required to be used to service the Holdings Bonds, unless otherwise agreed to in certain circumstances by the Holdings members. The members expect to contribute amounts to Holdings relating to the debt service of the Holdings Bonds if necessary. See “Item 1A. Risk Factors”. We have governance rights in Holdings typical of a minority investor and, in light of our indemnification requirements related to the Holdings Bonds noted above, we have the right to approve certain additional debt obligations before incurrence by Holdings to the extent such incurrence would affect our indemnification requirements, any change in Holdings’ business activities and changes to the maturity, interest rate and principal amount of the Holdings Bonds. The agreement contains restrictions on our ability to transfer our interests similar to those in the existing and revised PTL partnership agreement discussed below.

Amended and Restated PTL Partnership Agreement

We amended and restated the PTL partnership agreement to admit Holdings’ wholly-owned subsidiary as a partner. Under the amended and restated partnership agreement, subject to applicable law and the terms of any applicable finance agreements, PTL is required to make quarterly pro rata distributions to its partners, including Holdings’ wholly-owned subsidiary, equal to 50% of its consolidated net income (calculated without regard to most currency translation adjustments and goodwill impairment charges). The amended agreement, which now extends through 2023, also allows GECC or PTLC, beginning December 31, 2017, to give notice to require PTL to begin to effect an initial public offering of equity securities, subject to certain limitations, as soon as practicable after the first anniversary of the initial notice. The party that is not exercising this right may seek to find a third party to purchase all of the partnership interests from the exercising party or to propose another alternative to such equity offers. The amended and restated partnership agreement is filed as Exhibit 10.3 hereto and incorporated herein by reference. In connection with the right to cause PTL to conduct an initial public offering, the PTL partners have agreed to customary demand and piggyback registration rights.

Amendment of our U.S. Credit Agreement

In connection with the transaction noted above, we have amended certain covenants and other provisions of our existing U.S. credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation to allow the incurrence of the obligations, and grant of a first priority security interest to GECC, noted above. These changes are further described in the amendment to the credit agreement, which is filed as Exhibit 4.1 hereto and incorporated herein by reference.

Other Information

The descriptions of the transaction agreements above are not complete and are qualified in their entirety by the actual terms of those agreements, copies of which are filed as Exhibits 4.1, 10.1, 10.2, and 10.3 hereto, and are incorporated by reference herein. These transactions were approved by the disinterested members of our Board of Directors. We purchase motor vehicles from Daimler AG and Toyota Motor Corporation, affiliates of the respective lenders under the U. S. Credit Agreement, for sale at certain of our dealerships. The lenders also provide certain of our dealerships with “floor-plan” and consumer financing. For the Item 404(a) of Regulation S-K “related party” disclosure between us, PTL and Penske Corporation, see the “Related Party Transactions” section of our proxy statement filed on March 19, 2012, which is incorporated herein by reference.

Item 6. Exhibits

4.1

Sixth Amendment dated April 30, 2012 to the Third Amended and Restated Credit Agreement dated September 30, 2008 by and among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit, which also amends the Second Amended and Restated Security Agreement dated as of September 4, 2004 among these same parties.

10.1	Co-obligation Fee, Indemnity and Security Agreement dated April 30, 2012 between General Electric Capital Corporation and us.

10.2

Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated April 30, 2012 by and among Penske Truck Leasing Corporation, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us.

10.3

Fourth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated April 30, 2012 by and among Penske Truck Leasing Corporation, LJ VP LLC, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us.

10.4	Form of Restricted Stock Agreement**

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101	The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Condensed Statement of Equity for the three months ended March 31, 2012, and (v) the Notes to Consolidated Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Compensatory plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

Date: May 4, 2012	By:	/s/ Roger S. Penske
Roger S. Penske Chief Executive Officer

Date: May 4, 2012	By:	/s/ David K. Jones
David K. Jones Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
4.1

Sixth Amendment dated April 30, 2012 to the Third Amended and Restated Credit Agreement dated September 30, 2008 by and among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit, which also amends the Second Amended and Restated Security Agreement dated as of September 4, 2004 among these same parties.

10.1	Co-obligation Fee, Indemnity and Security Agreement dated April 30, 2012 between General Electric Capital Corporation and us.

10.2

Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated April 30, 2012 by and among Penske Truck Leasing Corporation, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us.

10.3

Fourth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated April 30, 2012 by and among Penske Truck Leasing Corporation, LJ VP LLC, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us.

10.4	Form of Restricted Stock Agreement **

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101	The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Condensed Statement of Equity for the three months ended March 31, 2012, and (v) the Notes to Consolidated Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Compensatory plan or contract