Form 10-Q
period 2012-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2012-08-03
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 22, 2012, there were 90,266,664 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$37,219	$28,676
Accounts receivable, net of allowance for doubtful accounts of $2,227 and $2,159	464,424	438,769
Inventories	1,830,841	1,572,568
Other current assets	91,963	80,179
Assets held for sale	39,059	81,122

Total current assets	2,463,506	2,201,314
Property and equipment, net	925,054	856,674
Goodwill	940,596	903,721
Franchise value	252,813	228,460
Equity method investments	296,627	298,640
Other long-term assets	14,269	13,490

Total assets	$4,892,865	$4,502,299

LIABILITIES AND EQUITY
Floor plan notes payable	$1,158,252	$977,548
Floor plan notes payable — non-trade	724,687	691,888
Accounts payable	310,686	220,538
Accrued expenses	258,726	201,179
Current portion of long-term debt	13,139	3,414
Liabilities held for sale	34,149	55,820

Total current liabilities	2,499,639	2,150,387
Long-term debt	793,603	846,777
Deferred tax liabilities	223,485	217,902
Other long-term liabilities	164,893	146,820

Total liabilities	3,681,620	3,361,886
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,267 shares issued and outstanding at June 30, 2012; 90,277 shares issued and outstanding at December 31, 2011	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	696,694	702,335
Retained earnings	536,367	459,375
Accumulated other comprehensive loss	(25,929)	(25,734)

Total Penske Automotive Group stockholders’ equity	1,207,141	1,135,985
Non-controlling interest	4,104	4,428

Total equity	1,211,245	1,140,413

Total liabilities and equity	$4,892,865	$4,502,299

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,729,167	$1,399,456	$3,303,367	$2,778,015
Used vehicle	964,511	855,598	1,931,147	1,643,604
Finance and insurance, net	82,682	69,004	162,486	135,349
Service and parts	368,797	339,636	737,090	679,688
Fleet and wholesale vehicle	227,322	166,292	471,132	331,463

Total revenues	3,372,479	2,829,986	6,605,222	5,568,119

Cost of sales:
New vehicle	1,590,303	1,280,297	3,032,731	2,549,647
Used vehicle	890,411	784,366	1,778,942	1,507,605
Service and parts	152,846	145,038	308,678	290,963
Fleet and wholesale	225,515	164,325	466,293	326,483

Total cost of sales	2,859,075	2,374,026	5,586,644	4,674,698

Gross profit	513,404	455,960	1,018,578	893,421
Selling, general and administrative expenses	409,452	374,325	806,799	728,349
Depreciation	13,651	11,926	26,976	23,705

Operating income	90,301	69,709	184,803	141,367
Floor plan interest expense	(9,971)	(6,921)	(19,620)	(13,780)
Other interest expense	(11,575)	(10,451)	(23,785)	(21,736)
Debt discount amortization	—	—	—	(1,718)
Equity in earnings of affiliates	8,168	7,882	12,578	7,904

Income from continuing operations before income taxes	76,923	60,219	153,976	112,037
Income taxes	(26,854)	(20,505)	(53,744)	(36,043)

Income from continuing operations	50,069	39,714	100,232	75,994
Income (Loss) from discontinued operations, net of tax	(457)	345	(3,614)	(1,938)

Net income	49,612	40,059	96,618	74,056
Less: Income attributable to non-controlling interests	520	499	708	569

Net income attributable to Penske Automotive Group common stockholders	$49,092	$39,560	$95,910	$73,487

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.55	$0.42	$1.10	$0.82
Discontinued operations	(0.01)	0.00	(0.04)	(0.02)
Net income attributable to Penske Automotive Group common stockholders	$0.54	$0.43	$1.06	$0.79
Shares used in determining basic earnings per share	90,305	92,514	90,363	92,444
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.55	$0.42	$1.10	$0.82
Discontinued operations	(0.01)	0.00	(0.04)	(0.02)
Net income attributable to Penske Automotive Group common stockholders	$0.54	$0.43	$1.06	$0.79
Shares used in determining diluted earnings per share	90,337	92,570	90,395	92,514
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$50,069	$39,714	$100,232	$75,994
Less: Income attributable to non-controlling interests	520	499	708	569

Income from continuing operations, net of tax	49,549	39,215	99,524	75,425
Income (Loss) from discontinued operations, net of tax	(457)	345	(3,614)	(1,938)

Net income attributable to Penske Automotive Group common stockholders	$49,092	$39,560	$95,910	$73,487

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Net Income	$49,612	$40,059	$96,618	$74,056
Other Comprehensive Income:
Foreign currency translation adjustment	(11,415)	2,882	(1,489)	19,734

Unrealized gain (loss) on interest rate swaps:
Unrealized gain(loss) arising during the period, net of tax benefit(provision) of $701, $2,614, $1,524, and $2,476, respectively	(1,072)	(3,996)	(2,329)	(3,784)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $692, $0, $1,361, and $46, respectively	1,057	—	2,080	70

Unrealized gain (loss) on interest rate swaps, net of tax	(15)	(3,996)	(249)	(3,714)

Other adjustments to Comprehensive Income, net	534	(363)	1,543	(975)

Other Comprehensive Income (loss), Net of Taxes	(10,896)	(1,477)	(195)	15,045

Comprehensive Income	38,716	38,582	96,423	89,101

Less: Net income attributable to non-controlling interest	520	499	708	569

Comprehensive income attributable to Penske Automotive Group common stockholders	$38,196	$38,083	$95,715	$88,532

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$96,618	$74,056
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	26,976	23,705
Debt discount amortization	—	1,718
Earnings of equity method investments	(12,578)	(7,904)
Loss from discontinued operations, net of tax	3,614	1,938
Deferred income taxes	7,793	12,888
Changes in operating assets and liabilities:
Accounts receivable	(8,893)	20,147
Inventories	(178,269)	10,196
Floor plan notes payable	180,651	(73,075)
Accounts payable and accrued expenses	96,256	(10,209)
Other	(7,982)	(11,799)

Net cash from continuing operating activities	204,186	41,661

Investing Activities:
Purchase of equipment and improvements	(57,092)	(51,435)
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $37,779 and $5,862, respectively	(111,522)	(14,011)
Other	(3,653)	2,865

Net cash from continuing investing activities	(172,267)	(62,581)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	396,800	156,000
Repayments under U.S. credit agreement revolving credit line	(414,800)	(156,000)
Repurchase of 3.5% senior subordinated convertible notes	(37,778)	(87,278)
Net borrowings of other long-term debt	11,573	13,602
Net borrowings of floor plan notes payable — non-trade	32,799	70,084
Repurchases of common stock	(9,829)	(12,413)
Dividends	(18,918)	(6,493)
Proceeds from exercises of options, including excess tax benefit	—	2,698

Net cash from continuing financing activities	(40,153)	(19,800)

Discontinued operations:
Net cash from discontinued operating activities	(5,750)	(25,008)
Net cash from discontinued investing activities	34,726	47,327
Net cash from discontinued financing activities	(12,199)	5,877

Net cash from discontinued operations	16,777	28,196

Net change in cash and cash equivalents	8,543	(12,524)
Cash and cash equivalents, beginning of period	28,676	19,904

Cash and cash equivalents, end of period	$37,219	$7,380

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$48,984	$37,752
Income taxes	19,180	23,442
Seller financed/assumed debt	—	4,865

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

	Common Stock		Additional		Accumulated Other	Total Penske Automotive
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in thousands)
Balance, January 1, 2012	90,277,356	$9	$702,335	$459,375	$(25,734)	$1,135,985	$4,428	$1,140,413
Equity compensation	394,939	—	3,307	—	—	3,307	—	3,307
Distributions to non-controlling interests	—	—	—	—	—	—	(1,154)	(1,154)
Sale of subsidiary shares to non-controlling interest	—	—	317	—	—	317	122	439
Foreign currency translation	—	—	—	—	(1,489)	(1,489)	—	(1,489)
Repurchase of common stock	(405,631)		(9,829)		—	(9,829)	—	(9,829)
Dividends	—	—	—	(18,918)	—	(18,918)	—	(18,918)
Convertible debt redemption	—	—	564	—		564	—	564
Other					1,294	1,294		1,294
Net income	—	—	—	95,910	—	95,910	708	96,618

Balance, June 30, 2012	90,266,664	$9	$696,694	$536,367	$(25,929)	$1,207,141	$4,104	$1,211,245

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. Interim Financial Statements

Business Overview

Penske Automotive Group, Inc. (the “Company”) is the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of June 30, 2012, the Company operated 338 retail franchises, of which 170 franchises are located in the U.S. and 168 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. Each of the Company’s dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, the Company generates higher-margin revenue at each of its dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. The Company also holds a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading transportation services provider.

During the six months ended June 30, 2012, the Company acquired the Agnew Group in the United Kingdom, representing fourteen franchises, and two other franchises. The Company also was awarded seven franchises representing seven different brands, including Mini of Marin (California) and Nissan and Infiniti San Francisco. The Company disposed of six franchises representing six different brands, including Jaguar and Land Rover in Gatwick (U.K.) and Scottsdale Lexus.

In the second quarter of 2012, the Company acquired a 7% interest in NPA Holdco, LLC, an auctioneer of powersport vehicles, for $3,000. During the second quarter of 2012, Transportation Resource Partners, a related party, acquired a controlling interest in this company on the same financial terms as our investment.

Basis of Presentation

The following unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011 is unaudited, but includes all adjustments which the management of the Company believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through June 30, 2012, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, which are included as part of the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. The Company adopted the standard on January 1, 2012. Adoption of ASU No. 2011-04 did not affect the Company’s consolidated financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”, which requires the presentation of components of other comprehensive income with the components of net income. The Company adopted the standard on January 1, 2012. Adoption of ASU No. 2011-05 did not affect the Company’s consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 will require disclosure of the effect or potential effect of offsetting arrangements on the Company’s financial position as well as enhanced disclosure of the rights of setoff associated with the Company’s recognized assets and recognized liabilities. ASU No. 2011-11 is effective for periods beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect the Company’s consolidated financial position, results of operations, or cash flows.

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

Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$43,542	$132,377	$99,029	$274,742
Pre-tax income (loss)	(760)	19	(12,188)	(4,795)
Gain on disposal	—	695	10,160	1,765

	June 30,	December 31,
	2012	2011
Inventories	$27,053	$48,203
Other assets	12,006	32,919

Total assets	$39,059	$81,122

Floor plan notes payable (including non-trade)	$27,294	$44,869
Other liabilities	6,855	10,951

Total liabilities	$34,149	$55,820

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our subordinated notes, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting. The Company’s 7.75% senior subordinated notes due in 2016 had a carrying value of $375,000 and a fair value of $388,125 as of June 30, 2012. The calculation of the senior subordinated notes fair value was based on quoted, level one market data.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2012	2011
New vehicles	$1,234,036	$1,051,120
Used vehicles	513,331	441,655
Parts, accessories and other	83,474	79,793

Total inventories	$1,830,841	$1,572,568

The Company receives credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $15,326 and $14,474 during the six months ended June 30, 2012 and 2011, respectively.

3. Business Combinations

The Company acquired sixteen and three franchises during the six months ended June 30, 2012 and 2011, respectively, in its retail operations. The Company’s financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in the Company’s consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2012 and 2011 follows:

	June 30,
	2012	2011
Accounts receivable	$17,025	$953
Inventory	80,766	7,923
Property and equipment	32,599	1,671
Goodwill	33,884	7,038
Franchise Value	23,426	—
Other assets	—	628
Current liabilities	(49,362)	(2,491)
Non-current liabilities	(26,816)	—

Total consideration	111,522	15,722
Seller financed/assumed debt	—	(1,711)

Cash used in dealership acquisitions	$111,522	$14,011

The following unaudited consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2012 and 2011 give effect to acquisitions consummated during 2012 and 2011 as if they had occurred on January 1, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(amounts in millions except per share data)
Revenues	$3,373	$2,984	$6,621	$5,879
Income from continuing operations	50	41	100	80
Net income	49	41	96	78
Income from continuing operations per diluted common share	$0.55	$0.44	$1.10	$0.86
Net income per diluted common share	$0.54	$0.44	$1.06	$0.84

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the six months ended June 30, 2012:

	Goodwill	Franchise Value
Balance, January 1, 2012	$903,721	$228,460
Additions	33,854	23,426
Foreign currency translation	3,021	927

Balance, June 30, 2012	$940,596	$252,813

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

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	90,305	92,514	90,363	92,444
Effect of non-participatory equity compensation	32	56	32	70

Weighted average number of common shares outstanding, including effect of dilutive securities	90,337	92,570	90,395	92,514

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2012	2011
U.S. credit agreement — revolving credit line	$114,000	$132,000
U.S. credit agreement — term loan	127,000	127,000
U.K. credit agreement — revolving credit line	42,401	59,060
U.K. credit agreement — term loan	42,401	—
U.K. credit agreement — overdraft line of credit	—	13,333
7.75% senior subordinated notes due 2016	375,000	375,000
3.5% senior subordinated convertible notes due 2026, net of debt discount	25,546	63,324
Mortgage facilities	74,131	75,684
Other	6,263	4,790

Total long-term debt	806,742	850,191
Less: current portion	(13,139)	(3,414)

Net long-term debt	$793,603	$846,777

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

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by the Company’s domestic subsidiaries and contains a number of significant covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. The Company is also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2012, the Company was in compliance with all covenants under the U.S. Credit Agreement.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to the Company’s other material indebtedness. Substantially all of the Company’s domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2012, $127,000 of term loans, $500 of letters of credit and $114,000 of revolver borrowings were outstanding under the U.S. Credit Agreement.

U.K. Credit Agreement

The Company’s subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100,000 revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10,000 demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2012, outstanding loans under the U.K. credit agreement amounted to £27,000 ($42,401).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of June 30, 2012, the Company’s U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement.

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

In January 2012, the Company’s U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30,000 term loan which was used for working capital and an acquisition. The term loan is repayable in £1,500 quarterly installments through 2015 with a final payment of £7,500 due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of June 30, 2012, the amount outstanding under the U.K. term loan was £27,000 ($42,401).

7.75% Senior Subordinated Notes

In December 2006, the Company issued $375,000 aggregate principal amount of 7.75% senior subordinated notes (the “7.75% Notes”) due 2016. The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under the Company’s credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. The Company can redeem all or some of the 7.75% Notes at its option at specified redemption prices (currently 103.875% of the principal amount of the notes). Upon certain sales of assets or specific kinds of changes of control the Company is required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2012, the Company was in compliance with all negative covenants and there were no events of default.

Senior Subordinated Convertible Notes

On May 25, 2012, the Company provided notice to holders of the Notes that the Company was exercising the Company’s right to redeem the Notes at a price of 100% of the principal amount outstanding plus accrued and unpaid interest to, but excluding June 25, 2012. In lieu of surrendering the notes for redemption, Note holders could elect to convert the Notes at any time prior to the close of business on June 21, 2012 based on a conversion rate of 42.7796 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.38 per share).

Upon conversion of the Convertible Notes, for each $1,000 Note, a holder was entitled to receive an amount in cash, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture covering the Convertible Notes. To the extent the conversion value exceeded $1,000, the Company was required to also deliver, cash, common stock or a combination of cash and common stock with respect to the value in excess of $1,000.

Holders of $25,546 outstanding principal amount of Convertible Notes elected to convert their Notes. The Company settled the principal and interest due on the remaining $37,778 on June 25, 2012. In July, the Company paid the converting holders the conversion balance due of $24,909 in cash. Following this payment, the Company had fulfilled all of its obligations under the Convertible Notes.

Mortgage Facilities

The Company is party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to the Company’s other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2012, the Company owed $74,131 of principal under our mortgage facilities.

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

The Company used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of June 30, 2012 and December 31, 2011, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $16,346 and $15,952, respectively.

During the three and six months ended June 30, 2012 and 2011, there was no hedge ineffectiveness recorded on the Company’s income statement. During the three and six months ended June 30, 2012, the swaps increased the weighted average interest rate on the Company’s floor plan borrowings by approximately 39 and 40 basis points, respectively. The impact of the swaps on the weighted average interest rate of the Company’s floor plan borrowings during the three and six months ended June 30, 2011, was insignificant.

9. Commitments and Contingent Liabilities

The Company is involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2012, the Company is not party to any legal proceedings, including class action lawsuits, that individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company has historically structured its operations so as to minimize ownership of real property. As a result, the Company leases or subleases substantially all of its facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at the Company’s election. Pursuant to the leases for some of the Company’s larger facilities, the Company is required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require the Company to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2012, the Company was in compliance with all covenants under these leases.

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

The Company holds a 9.0% limited partnership interest in PTL. During 2012, PTL has refinanced a significant amount of its indebtedness. As part of that refinancing, the Company and the other PTL partners created a new company (“Holdings”), which, together with General Electric Capital Corporation (“GECC”), co-issued $700,000 of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700,000 derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700,000 of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company has $18,997 of letters of credit outstanding as of June 30, 2012, and has posted $13,699 of surety bonds in the ordinary course of business.

10. Equity

Share Repurchase

During the six months ended June 30, 2012, the Company repurchased 350,000 shares of its outstanding common stock for $8,522, or an average of $24.35 per share, under a program approved by the Company’s Board of Directors. During the second quarter of 2012, the Company acquired an additional 55,631 shares of its common stock for $1,307, or an average of $23.49 per share, from employees in connection with vesting of employee restricted stock awards.

11. Segment Information

The Company’s operations are organized by management into operating segments by line of business and geography. The Company has determined it has two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of the Company’s automotive retail operations and (ii) PAG Investments, consisting of the Company’s investments in businesses other than automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions).

Three Months Ended June 30

	Retail	PAG Investments	Total
Revenues
2012	$3,372,479	$—	$3,372,479
2011	2,829,986	—	2,829,986
Segment income
2012	69,722	7,201	76,923
2011	53,951	6,268	60,219

Six Months Ended June 30

	Retail	PAG Investments	Total
Revenues
2012	$6,605,222	$—	$6,605,222
2011	5,568,119	—	5,568,119
Segment income
2012	142,941	11,035	153,976
2011	104,645	7,392	112,037

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

12. Consolidating Condensed Financial Information

The following tables include condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011 for Penske Automotive Group, Inc. (as the issuer of the 7.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Cash and cash equivalents	$37,219	$—	$—	$18,029	$19,190
Accounts receivable, net	464,424	(324,158)	324,158	261,705	202,719
Inventories	1,830,841	—	—	1,063,722	767,119
Other current assets	91,963	—	4,248	41,075	46,640
Assets held for sale	39,059	—	—	12,966	26,093

Total current assets	2,463,506	(324,158)	328,406	1,397,497	1,061,761
Property and equipment, net	925,054	—	4,843	576,715	343,496
Intangible assets	1,193,409	—	—	705,851	487,558
Equity method investments	296,627	—	247,401	—	49,226
Other long-term assets	14,269	(1,384,066)	1,394,431	2,205	1,699

Total assets	$4,892,865	$(1,708,224)	$1,975,081	$2,682,268	$1,943,740

Floor plan notes payable	$1,158,252	$—	$—	$664,954	$493,298
Floor plan notes payable — non-trade	724,687	—	119,600	355,127	249,960
Accounts payable	310,686	—	2,224	105,852	202,610
Accrued expenses	258,726	(324,158)	466	154,353	428,065
Current portion of long-term debt	13,139	—	—	3,717	9,422
Liabilities held for sale	34,149	—	—	9,551	24,598

Total current liabilities	2,499,639	(324,158)	122,290	1,293,554	1,407,953
Long-term debt	793,603	(40,683)	641,546	75,791	116,949
Deferred tax liabilities	223,485	—	—	196,834	26,651
Other long-term liabilities	164,893	—	—	94,720	70,173

Total liabilities	3,681,620	(364,841)	763,836	1,660,899	1,621,726
Total equity	1,211,245	(1,343,383)	1,211,245	1,021,369	322,014

Total liabilities and equity	$4,892,865	$(1,708,224)	$1,975,081	$2,682,268	$1,943,740

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Cash and cash equivalents	$28,676	$—	$—	$27,249	$1,427
Accounts receivable, net	438,769	(297,782)	305,386	281,689	149,476
Inventories	1,572,568	—	—	894,246	678,322
Other current assets	80,179	—	2,306	40,321	37,552
Assets held for sale	81,122	—	—	36,642	44,480

Total current assets	2,201,314	(297,782)	307,692	1,280,147	911,257
Property and equipment, net	856,674	—	6,730	547,731	302,213
Intangible assets	1,132,181	—	—	699,453	432,728
Equity method investments	298,640	—	246,658	—	51,982
Other long-term assets	13,490	(1,360,808)	1,369,182	3,381	1,735

Total assets	$4,502,299	$(1,658,590)	$1,930,262	$2,530,712	$1,699,915

Floor plan notes payable	$977,548	$—	$—	$560,999	$416,549
Floor plan notes payable — non-trade	691,888	—	90,892	335,621	265,375
Accounts payable	220,538	—	1,633	112,805	106,100
Accrued expenses	201,179	(297,782)	—	99,092	399,869
Current portion of long-term debt	3,414	—	—	3,414	—
Liabilities held for sale	55,820	—	—	17,818	38,002

Total current liabilities	2,150,387	(297,782)	92,525	1,129,749	1,225,895
Long-term debt	846,777	(38,073)	697,324	77,060	110,466
Deferred tax liabilities	217,902	—	—	198,348	19,554
Other long-term liabilities	146,820	—	—	92,613	54,207

Total liabilities	3,361,886	(335,855)	789,849	1,497,770	1,410,122
Total equity	1,140,413	(1,322,735)	1,140,413	1,032,942	289,793

Total liabilities and equity	$4,502,299	$(1,658,590)	$1,930,262	$2,530,712	$1,699,915

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Revenues	$3,372,479	$—	$—	$2,011,105	$1,361,374
Cost of sales	2,859,075	—	—	1,689,639	1,169,436

Gross profit	513,404	—	—	321,466	191,938
Selling, general and administrative expenses	409,452	—	4,740	248,711	156,001
Depreciation	13,651	—	246	7,475	5,930

Operating income (loss)	90,301	—	(4,986)	65,280	30,007
Floor plan interest expense	(9,971)	—	(2,254)	(4,199)	(3,518)
Other interest expense	(11,575)	—	(7,079)	(603)	(3,893)
Equity in earnings of affiliates	8,168		6,994	(40)	1,214
Equity in earnings of subsidiaries	—	(83,728)	83,728	—	—

Income (loss) from continuing operations before income taxes	76,923	(83,728)	76,403	60,438	23,810
Income taxes	(26,854)	29,429	(26,854)	(23,231)	(6,198)

Income (loss) from continuing operations	50,069	(54,299)	49,549	37,207	17,612
(Loss) income from discontinued operations, net of tax	(457)	457	(457)	(392)	(65)

Net income (loss)	49,612	(53,842)	49,092	36,815	17,547
Less: Income attributable to the non-controlling interests	520	—	—	—	520

Net income (loss) attributable to Penske Automotive Group common stockholders	49,092	(53,842)	49,092	36,815	17,027

Other comprehensive income (loss), net of tax	(10,896)	—	534	(15)	(11,415)

Comprehensive income attributable to Penske Automotive Group common stockholders	$38,196	$(53,842)	$49,626	$36,800	$5,612

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Revenues	$2,829,986	$—	$—	$1,645,845	$1,184,141
Cost of sales	2,374,026	—	—	1,359,571	1,014,455

Gross profit	455,960	—	—	286,274	169,686
Selling, general and administrative expenses	374,325	—	4,790	232,576	136,959
Depreciation	11,926	—	257	6,572	5,097

Operating income (loss)	69,709	—	(5,047)	47,126	27,630
Floor plan interest expense	(6,921)	—	(329)	(3,348)	(3,244)
Other interest expense	(10,451)	—	(5,818)	(598)	(4,035)
Equity in earnings (losses) of affiliates	7,882	—	6,121	—	1,761
Equity in earnings of subsidiaries	—	(64,793)	64,793	—	—

Income (loss) from continuing operations before income taxes	60,219	(64,793)	59,720	43,180	22,112
Income taxes	(20,505)	22,247	(20,505)	(15,851)	(6,396)

Income (loss) from continuing operations	39,714	(42,546)	39,215	27,329	15,716
(Loss) income from discontinued operations, net of tax	345	(345)	345	380	(35)

Net income (loss)	40,059	(42,891)	39,560	27,709	15,681
Less: Income attributable to the non-controlling interests	499	—	—	—	499

Net income (loss) attributable to Penske Automotive Group common stockholders	39,560	(42,891)	39,560	27,709	15,182

Other comprehensive income (loss), net of tax	(1,477)	—	(318)	(3,996)	2,837

Comprehensive income attributable to Penske Automotive Group common stockholders	$38,083	$(42,891)	$39,242	$23,713	$18,019

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Revenues	$6,605,222	$—	$—	$3,844,225	$2,760,997
Cost of sales	5,586,644	—	—	3,226,744	2,359,900

Gross profit	1,018,578	—	—	617,481	401,097
Selling, general and administrative expenses	806,799	—	9,335	487,120	310,344
Depreciation	26,976	—	608	14,597	11,771

Operating income (loss)	184,803	—	(9,943)	115,764	78,982
Floor plan interest expense	(19,620)	—	(4,452)	(7,989)	(7,179)
Other interest expense	(23,785)	—	(14,642)	(1,513)	(7,630)
Equity in earnings (losses) of affiliates	12,578	—	10,754	(40)	1,864
Equity in earnings of subsidiaries	—	(171,551)	171,551	—	—

Income (loss) from continuing operations before income taxes	153,976	(171,551)	153,268	106,222	66,037
Income taxes	(53,744)	60,155	(53,744)	(43,778)	(16,377)

Income (loss) from continuing operations	100,232	(111,396)	99,524	62,444	49,660
(Loss) income from discontinued operations, net of tax	(3,614)	3,614	(3,614)	(1,997)	(1,617)

Net income (loss)	96,618	(107,782)	95,910	60,447	48,043
Less: Income attributable to the non-controlling interests	708	—	—	—	708

Net income (loss) attributable to Penske Automotive Group common stockholders	95,910	(107,782)	95,910	60,447	47,335

Other comprehensive income (loss), net of tax	(195)	—	1,543	(249)	(1,489)

Comprehensive income attributable to Penske Automotive Group common stockholders	$95,715	$(107,782)	$97,453	$60,198	$45,846

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Revenues	$5,568,119	$—	$—	$3,197,904	$2,370,215
Cost of sales	4,674,698	—	—	2,653,800	2,020,898

Gross profit	893,421	—	—	544,104	349,317
Selling, general and administrative expenses	728,349	—	9,739	445,788	272,822
Depreciation	23,705	—	542	12,795	10,368

Operating income (loss)	141,367	—	(10,281)	85,521	66,127
Floor plan interest expense	(13,780)	—	(462)	(7,220)	(6,098)
Other interest expense	(21,736)	—	(12,234)	(1,249)	(8,253)
Debt discount amortization	(1,718)	—	(1,718)	—	—
Equity in earnings (losses) of affiliates	7,904	—	7,352	—	552
Equity in earnings of subsidiaries	—	(128,811)	128,811	—	—

Income (loss) from continuing operations before income taxes	112,037	(128,811)	111,468	77,052	52,328
Income taxes	(36,043)	41,651	(36,043)	(26,785)	(14,866)

Income (loss) from continuing operations	75,994	(87,160)	75,425	50,267	37,462
(Loss) income from discontinued operations, net of tax	(1,938)	1,938	(1,938)	(1,597)	(341)

Net income (loss)	74,056	(85,222)	73,487	48,670	37,121
Less: Income attributable to the non-controlling interests	569	—	—	—	569

Net income (loss) attributable to Penske Automotive Group common stockholders	73,487	(85,222)	73,487	48,670	36,552

Other comprehensive income (loss), net of tax	15,045	—	(981)	(3,714)	19,740

Comprehensive income attributable to Penske Automotive Group common stockholders	$88,532	$(85,222)	$72,506	$44,956	$56,292

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2012

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$204,186	$56,571	$8,658	$138,957

Investing activities:
Purchase of equipment and improvements	(57,092)	(754)	(44,410)	(11,928)
Dealership acquisitions, net	(111,522)		(3,416)	(108,106)
Other	(3,653)	—	(970)	(2,683)

Net cash from continuing investing activities	(172,267)	(754)	(48,796)	(122,717)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(37,778)	(37,778)
Net borrowings (repayments) of other long-term debt	(6,427)	(18,000)	(967)	12,540
Net borrowings (repayments) of floor plan notes payable — non-trade	32,799	28,708	19,506	(15,415)
Repurchase of common stock	(9,829)	(9,829)	—	—
Dividends	(18,918)	(18,918)	—	—
Distributions from (to) parent	—	—	585	(585)

Net cash from continuing financing activities	(40,153)	(55,817)	19,124	(3,460)

Net cash from discontinued operations	16,777	—	11,794	4,983

Net change in cash and cash equivalents	8,543	—	(9,220)	17,763
Cash and cash equivalents, beginning of period	28,676	—	27,249	1,427

Cash and cash equivalents, end of period	$37,219	$—	$18,029	$19,190

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

		Penske Automotive
	Total		Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$41,661	$84,594	$1,030	$(43,963)

Investing activities:
Purchase of equipment and improvements	(51,435)	(1,308)	(27,786)	(22,341)
Dealership acquisitions, net	(14,011)	—	(12,331)	(1,680)
Other	2,865	—	—	2,865

Net cash from continuing investing activities	(62,581)	(1,308)	(40,117)	(21,156)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(87,278)	(87,278)	—	—
Net borrowings (repayments) of other long-term debt	13,602	—	23,541	(9,939)
Net borrowings (repayments) of floor plan notes payable — non-trade	70,084	20,200	(23,492)	73,376
Proceeds from exercises of options, including excess tax benefit	2,698	2,698	—	—
Repurchase of common stock	(12,413)	(12,413)	—	—
Dividends	(6,493)	(6,493)	—	—
Distributions from (to) parent	—	—	4,245	(4,245)

Net cash from continuing financing activities	(19,800)	(83,286)	4,294	59,192

Net cash from discontinued operations	28,196	—	20,011	8,185

Net change in cash and cash equivalents	(12,524)	—	(14,782)	2,258
Cash and cash equivalents, beginning of period	19,904	—	16,238	3,666

Cash and cash equivalents, end of period	$7,380	$—	$1,456	$5,924

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through June 30, 2012.

Overview

We are the second largest automotive retailer headquartered in the U.S. as measured by the $11.6 billion in total revenue we generated in 2011. As of June 30, 2012, we operated 338 retail automotive franchises, of which 170 franchises are located in the U.S. and 168 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. During the six months ended June 30, 2012, we retailed and wholesaled more than 207,000 vehicles. We are diversified geographically, with 62% of our total revenues during the six months ended June 30, 2012, generated in the U.S. and Puerto Rico and 38% generated outside the U.S. We offer approximately 40 brands with 96% of our total retail revenue during the six months ended June 30, 2012, generated from brands of non-U.S. based manufacturers, and 68% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

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

Outlook

The level of new automotive unit sales in our markets affects our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement in the automotive market in the U.S. over the next several years. During the six months ended June 30, 2012, 7.3 million cars and light trucks were sold in the U.S., representing a 14.8% improvement over the 6.3 million cars and light trucks sold during the same period last year. We believe the U.S. automotive market will continue to recover based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, lower cost of credit for consumers, and the planned introduction of new models by many different vehicle brands.

Vehicle registrations in the U.K were 1.1 million during the six months ended June 30, 2012, compared to 1.0 million during the same period of 2011, representing an increase of 2.7%. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe despite domestic and international economic concerns, U.K. motorists are responding positively to new products and the latest fuel-efficient technology. We also expect continued resiliency in premium brand sales in the U.K. See “Forward-Looking Statements.”

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

Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $57.4 million, or 12.6%, and $125.2 million, or 14.0%, during the three and six months ended June 30, 2012, compared to the same periods in prior year. The increase in gross profit is largely attributable to same-store increases in new and used unit sales and service and parts revenues. Our retail gross margin percentage declined from 17.0% during the three and six months ended June 30, 2011 to 16.3% and 16.5% during the three and six months ended June 30, 2012, respectively, due primarily to lower gross margin on new and used vehicle retail sales during the six months ended June 30, 2012, as well as an increase in the percentage of our revenues generated by vehicle sales, which carry a lower gross margin than other parts of our business.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has increased during the three and six months ended June 30, 2012, as a result of higher applicable interest rates due to the impact of interest rate swap transactions, as well as an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during the three and six months ended June 30, 2012, due to the increase in borrowings under our revolving credit agreements in the U.S. and U.K. following acquisitions in 2011 and during the six months ended June 30, 2012.

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

Revenue Recognition

Vehicle, Parts and Service Sales

We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the six months ended June 30, 2012 and 2011, we earned $226.1 million and $178.4 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $220.3 million and $174.0 million was recorded as a reduction of cost of sales.

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

We prepare a qualitative assessment of the carrying value of goodwill in our reportable segments using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2011, we concluded that it was not more likely than not that any of the four reporting unit’s fair value was less than their carrying amount.

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $296.6 million and $298.6 million as of June 30, 2012 and December 31, 2011, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above any such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $26.9 million and $25.9 million as of June 30, 2012 and December 31, 2011, respectively. Changes in the reserve estimate during 2012 relate primarily to our general liability and workers compensation programs.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. We adopted the standard on January 1, 2012. Adoption of ASU No. 2011-04 did not affect our consolidated financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”, which requires the presentation of components of other comprehensive income with the components of net income. We adopted the standard on January 1, 2012. Adoption of ASU No. 2011-05 did not affect our consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 will require disclosure of the effect or potential effect of offsetting arrangements on our financial position as well as enhanced disclosure of the rights of setoff associated with our recognized assets and recognized liabilities. ASU No. 2011-11 is effective for periods beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect our consolidated financial position, results of operations, or cash flows.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

New Vehicle Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
New retail unit sales	46,766	37,484	9,282	24.8%
Same store new retail unit sales	42,876	37,303	5,573	14.9%
New retail sales revenue	$1,729.2	$1,399.5	329.7	23.6%
Same store new retail sales revenue	$1,586.6	$1,394.6	192.0	13.8%
New retail sales revenue per unit	$36,975	$37,335	(360)	-1.0%
Same store new retail sales revenue per unit	$37,004	$37,384	(380)	-1.0%
Gross profit — new	$138.9	$119.2	19.7	16.5%
Same store gross profit — new	$126.8	$118.7	8.1	6.8%
Average gross profit per new vehicle retailed	$2,969	$3,179	(210)	-6.6%
Same store average gross profit per new vehicle retailed	$2,958	$3,183	(225)	-7.1%
Gross margin % — new	8.0%	8.5%	-0.5%	-5.9%
Same store gross margin % — new	8.0%	8.5%	-0.5%	-5.9%

Units

Retail unit sales of new vehicles increased 9,282 units, or 24.8%, from 2011 to 2012. The increase is due to a 5,573 unit, or 14.9%, increase in same store retail unit sales during the period, coupled with a 3,709 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in our premium and foreign volume brand stores in the U.S.

Revenues

New vehicle retail sales revenue increased $329.7 million, or 23.6%, from 2011 to 2012. The increase is due to a $192.0 million, or 13.8%, increase in same store revenues, coupled with a $137.7 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the 14.9% increase in same store retail unit sales, which increased revenue by $206.2 million, somewhat offset by a $380, or 1%, decrease in comparative average selling prices per unit which decreased revenue by $14.2 million.

Gross Profit

Retail gross profit from new vehicle sales increased $19.7 million, or 16.5%, from 2011 to 2012. The increase is due to an $11.6 million increase from net dealership acquisitions coupled with an $8.1 million, or 6.8%, increase in same store gross profit. The same store increase is due primarily to the 14.9% increase in retail unit sales, which increased gross profit by $16.5 million, somewhat offset by a $225, or 7.1%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $8.4 million.

Used Vehicle Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
Used retail unit sales	37,580	32,290	5,290	16.4%
Same store used retail unit sales	34,943	32,201	2,742	8.5%
Used retail sales revenue	$964.5	$855.6	108.9	12.7%
Same store used retail sales revenue	$899.5	$853.8	45.7	5.4%
Used retail sales revenue per unit	$25,666	$26,497	(831)	-3.1%
Same store used retail sales revenue per unit	$25,741	$26,514	(773)	-2.9%
Gross profit — used	$74.1	$71.2	2.9	4.1%
Same store gross profit — used	$69.5	$71.1	(1.6)	-2.3%
Average gross profit per used vehicle retailed	$1,972	$2,206	(234)	-10.6%
Same store average gross profit per used vehicle retailed	$1,988	$2,208	(220)	-10.0%
Gross margin % — used	7.7%	8.3%	-0.6%	-7.2%
Same store gross margin % — used	7.7%	8.3%	-0.6%	-7.2%

Units

Retail unit sales of used vehicles increased 5,290 units, or 16.4%, from 2011 to 2012. The increase is due to a 2,742 unit, or 8.5%, increase in same store retail unit sales, coupled with a 2,548 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S.

Revenues

Used vehicle retail sales revenue increased $108.9 million, or 12.7%, from 2011 to 2012. The increase is due to a $63.2 million increase from net dealership acquisitions coupled with a $45.7 million, or 5.4%, increase in same store revenues. The same store revenue increase is due to the 8.5% increase in same store retail unit sales which increased revenue by $70.6 million, somewhat offset by a $773, or 2.9%, decrease in comparative average selling prices per unit, which decreased revenue by $24.9 million.

Gross Profit

Retail gross profit from used vehicle sales increased $2.9 million, or 4.1%, from 2011 to 2012. The increase is due to a $4.5 million increase from net dealership acquisitions, somewhat offset by a $1.6 million, or 2.3%, decrease in same store gross profit. The decrease in same store gross profit is due to the $220 or 10%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $7.1 million, somewhat offset by a 8.5% increase in used retail unit sales, which increased gross profit by $5.5 million.

Finance and Insurance Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
Finance and insurance revenue	$82.7	$69.0	$13.7	19.9%
Same store finance and insurance revenue	$78.0	$68.8	$9.2	13.4%
Finance and insurance revenue per unit	$980	$989	$(9)	-0.9%
Same store finance and insurance revenue per unit	$1,002	$990	$12	1.2%

Finance and insurance revenue increased $13.7 million, or 19.9%, from 2011 to 2012. The increase is due to a $9.2 million, or 13.4%, increase in same store revenues during the period, coupled with a $4.5 million increase from net dealership acquisitions. The same store revenue increase is due to a 12% increase in same store retail unit sales, which increased revenue by $8.3 million, coupled with a $12, or 1.2%, increase in comparative average finance and insurance revenue per unit which increased revenue by $0.9 million.

Service and Parts Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
Service and parts revenue	$368.8	$339.6	29.2	8.6%
Same store service and parts revenue	$340.7	$338.7	2.0	0.6%
Gross profit	$216.0	$194.6	21.4	11.0%
Same store gross profit	$200.1	$194.1	6.0	3.1%
Gross margin	58.6%	57.3%	1.3%	2.3%
Same store gross margin	58.7%	57.3%	1.4%	2.4%

Revenues

Service and parts revenue increased $29.2 million, or 8.6%, from 2011 to 2012. The increase is due to a $27.2 million increase from net dealership acquisitions, coupled with a $2.0 million, or 0.6%, increase in same store revenues during the period. The increase in same store revenue is due to a $3.0 million, or 1.2%, increase in customer pay revenue, and a $1.8 million, or 55.2%, increase in vehicle preparation revenue. These same store revenue increases were somewhat offset by a $2.2 million, or 3.3%, decrease in warranty revenue, and a $0.6 million, of 2.4%, decrease in body shop revenue.

Gross Profit

Service and parts gross profit increased $21.4 million, or 11%, from 2011 to 2012. The increase is due to a $15.4 million increase from net dealership acquisitions, coupled with a $6.0 million, or 3.1%, increase in same store gross profit during the period. The same store gross profit increase is due to a $2.0 million, or 0.6%, increase in same store revenues, which increased gross profit by $1.2 million, coupled with a 2.4% increase in gross margin, which increased gross profit by $4.8 million. The same store gross profit increase is composed of a $5.5 million, or 20.4%, increase in vehicle preparation gross profit, and a $2.7 million, or 2.2%, increase in customer pay gross profit. These same store gross profit increases were somewhat offset by a $2.0 million, or 5.6%, decrease in warranty gross profit, and a $0.2 million, or 1.3%, decrease in body shop gross profit.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased $35.2 million, or 9.4%, from $374.3 million to $409.5 million. The aggregate increase is due to a $27.1 million increase from net dealership acquisitions, coupled with an $8.1 million, or 2.2%, increase in same store SG&A. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of a 4.8% increase in same store retail gross profit versus the prior year. SG&A expenses decreased as a percentage of gross profit from 82.1% to 79.8%.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $3.1 million, or 44.1%, from $6.9 million to $10.0 million, due primarily to a $2.7 million, or 38.7%, increase in same store floor plan interest expense. The same store increase is due primarily to increases in applicable interest rates due to the impact of swap transactions, as well as increased amounts outstanding under floor plan arrangements. The same store increase is coupled with a $0.4 million increase from net dealership acquisitions.

Other Interest Expense

Other interest expense increased $1.1 million, or 10.8%, from $10.5 million to $11.6 million. The increase is due primarily to incremental borrowings made during the latter part of 2011 in the U.S. and the first quarter of 2012 in the U.K. to finance acquisitions.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $0.3 million. The increase is due to an increase in earnings at Penske Truck Leasing offset by a decline in the results at our foreign automotive joint ventures.

Income Taxes

Income taxes increased $6.4 million, or 31%, from $20.5 million to $26.9 million. The increase from 2011 to 2012 is due primarily to an increase in our pre-tax income versus the prior year.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

New Vehicle Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
New retail unit sales	89,773	75,994	13,779	18.1%
Same store new retail unit sales	81,994	75,337	6,657	8.8%
New retail sales revenue	$3,303.4	$2,778.0	525.4	18.9%
Same store new retail sales revenue	$3,020.3	$2,757.1	263.2	9.5%
New retail sales revenue per unit	$36,797	$36,556	241	0.7%
Same store new retail sales revenue per unit	$36,836	$36,597	239	0.7%
Gross profit — new	$270.6	$228.4	42.2	18.5%
Same store gross profit — new	$245.9	$226.4	19.5	8.6%
Average gross profit per new vehicle retailed	$3,015	$3,005	10	0.3%
Same store average gross profit per new vehicle retailed	$2,999	$3,005	(6)	-0.2%
Gross margin % — new	8.2%	8.2%	0.0%	0.0%
Same store gross margin % — new	8.1%	8.2%	-0.1%	-1.2%

Units

Retail unit sales of new vehicles increased 13,779 units, or 18.1%, from 2011 to 2012. The increase is due to a 7,122 unit increase from net dealership acquisitions, coupled with a 6,657 unit, or 8.8%, increase in same store retail unit sales during the period. The same store increase was due primarily to unit sales increases in our volume foreign brand stores in the U.S. and to a lesser extent unit sales increases at our premium brand stores in the U.S. and U.K.

Revenues

New vehicle retail sales revenue increased $525.4 million, or 18.9%, from 2011 to 2012. The increase is due to a $263.2 million, or 9.5%, increase in same store revenues, coupled with a $262.2 million increase from net dealership acquisitions. The same store revenue increase is due primarily to a $239, or 0.7%, increase in average selling prices per unit which increased revenue by $18.0 million, coupled with the 8.8% increase in retail unit sales, which increased revenue by $245.2 million.

Gross Profit

Retail gross profit from new vehicle sales increased $42.2 million, or 18.5%, from 2011 to 2012. The increase is due to a $22.7 million increase from net dealership acquisitions, coupled with a $19.5 million, or 8.6%, increase in same store gross profit. The same store increase is due primarily to a 8.8% increase in retail unit sales, which increased gross profit by $20.0 million, somewhat offset by a $6, or 0.2%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $0.5 million.

Used Vehicle Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
Used retail unit sales	75,848	62,441	13,407	21.5%
Same store used retail unit sales	70,041	61,888	8,153	13.2%
Used retail sales revenue	$1,931.1	$1,643.6	287.5	17.5%
Same store used retail sales revenue	$1,784.8	$1,629.7	155.1	9.5%
Used retail sales revenue per unit	$25,461	$26,323	(862)	-3.3%
Same store used retail sales revenue per unit	$25,482	$26,333	(851)	-3.2%
Gross profit — used	$152.2	$136.0	16.2	11.9%
Same store gross profit — used	$141.9	$135.0	6.9	5.1%
Average gross profit per used vehicle retailed	$2,007	$2,178	(171)	-7.9%
Same store average gross profit per used vehicle retailed	$2,026	$2,181	(155)	-7.1%
Gross margin % — used	7.9%	8.3%	-0.4%	-4.8%
Same store gross margin % — used	8.0%	8.3%	-0.3%	(3.6%)

Units

Retail unit sales of used vehicles increased 13,407 units, or 21.5%, from 2011 to 2012. The increase is due to an 8,153 unit, or 13.2%, increase in same store retail unit sales, coupled with a 5,254 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S.

Revenues

Used vehicle retail sales revenue increased $287.5 million, or 17.5%, from 2011 to 2012. The increase is due to a $155.1 million, or 9.5%, increase in same store revenues, coupled with a $132.4 million increase from net dealership acquisitions. The same store revenue increase is due to the 13.2% increase in same store retail unit sales which increased revenue by $207.8 million, somewhat offset by an $851, or 3.2%, decrease in comparative average selling prices per unit, which decreased revenue by $52.7 million.

Gross Profit

Retail gross profit from used vehicle sales increased $16.2 million, or 11.9%, from 2011 to 2012. The increase is due to a $9.3 million increase from net dealership acquisitions, coupled with a $6.9 million, or 5.1%, increase in same store gross profit. The increase in same store gross profit is due to the 13.2% increase in used retail unit sales, which increased gross profit by $16.5 million, somewhat offset by a $155, or 7.1%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $9.6 million.

Finance and Insurance Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
Finance and insurance revenue	$162.5	$135.3	$27.2	20.1%
Same store finance and insurance revenue	$152.6	$134.2	$18.4	13.7%
Finance and insurance revenue per unit	$981	$978	$3	0.3%
Same store finance and insurance revenue per unit	$1,004	$978	$26	2.7%

Finance and insurance revenue increased $27.2 million, or 20.1%, from 2011 to 2012. The increase is due to an $18.4 million, or 13.7%, increase in same store revenues during the period, coupled with an $8.8 million increase from net dealership acquisitions. The same store revenue increase is due to a 10.8% increase in total retail unit sales, which increased revenue by $14.9 million, coupled with a $26, or 2.7%, increase in comparative average finance and insurance revenue per unit which increased revenue by $3.5 million.

Service and Parts Data

Dollars in millions, except per unit amounts			2012 vs. 2011
	2012	2011	Change	% Change
Service and parts revenue	$737.1	$679.7	57.4	8.4%
Same store service and parts revenue	$679.2	$674.5	4.7	0.7%
Gross profit	$428.4	$388.7	39.7	10.2%
Same store gross profit	$395.2	$386.0	9.2	2.4%
Gross margin	58.1%	57.2%	0.9%	1.6%
Same store gross margin	58.2%	57.2%	1.0%	1.7%

Revenues

Service and parts revenue increased $57.4 million, or 8.4%, from 2011 to 2012. The increase is due to a $52.7 million increase from net dealership acquisitions, coupled with a $4.7 million, or 0.7%, increase in same store revenues during the period. The increase in same store revenue is due to a $9.2 million, or 1.9%, increase in customer pay revenue, and a $2.6 million, or 36.9%, increase in vehicle preparation revenue. These same store revenue increases were somewhat offset by a $5.9 million, or 4.2%, decrease in warranty revenue, and a $1.2 million, or 2.7%, decrease in body shop revenue.

Gross Profit

Service and parts gross profit increased $39.7 million, or 10.2%, from 2011 to 2012. The increase is due to a $30.5 million increase from net dealership acquisitions, coupled with a $9.2 million, or 2.4%, increase in same store gross profit during the period. The same store gross profit increase is due to the $4.7 million, or 0.7%, increase in same store revenues, which increased gross profit by $2.8 million, coupled with a 1.7% increase in gross margin, which increased gross profit by $6.4 million. The same store gross profit increase is composed of a $9.1 million, or 17.0%, increase in vehicle preparation gross profit, and a $5.7 million, or 2.5%, increase in customer pay gross profit. These same store gross profit increases were somewhat offset by a $5.2 million, or 7.2%, decrease in warranty gross profit, and a $0.4 million, or 1.5%, decrease in body shop gross profit.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased $78.4 million, or 10.8%, from $728.4 million to $806.8 million. The aggregate increase is due to a $53.1 million increase from net dealership acquisitions, coupled with a $25.3 million, or 3.5%, increase in same store SG&A. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of a 6.1% increase in same store retail gross profit versus the prior year. SG&A expenses decreased as a percentage of gross profit from 81.5% to 79.2%.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $5.8 million, or 42.4%, from $13.8 million to $19.6 million, due primarily to a $5.1 million, or 37.2%, increase in same store floor plan interest expense. The same store increase is due primarily to the impact of swap transactions, as well as increased amounts outstanding under floor plan arrangements. The same store increase is coupled with a $0.7 million increase from net dealership acquisitions.

Other Interest Expense

Other interest expense increased $2.1 million, or 9.4%, from $21.7 million to $23.8 million. The increase is due primarily to incremental borrowings made during the latter part of 2011 and first six months of 2012 to finance acquisitions.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $4.7 million, or 59.1%, from $7.9 million to $12.6 million. The increase is due to an increase in earnings at Penske Truck Leasing offset by a decline in the results at our foreign automotive joint ventures.

Income Taxes

Income taxes increased $17.7 million, or 49.1%, from $36.0 million to $53.7 million. The increase from 2011 to 2012 is due to an increase in our pre-tax income versus the prior year combined with an increase in the effective tax rate from 32.2% to 34.9%.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, debt service and repayments, dividends, and potentially repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends and distributions from joint venture investments, or the issuance of equity securities.

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

As of June 30, 2012, we had $226.9 million and £84.3 million ($131.6 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.

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

During the second quarter of 2012, we acquired 55,631 shares of our common stock for $1,307, or an average of $23.49 per share, from employees in connection with vesting of employee restricted stock awards. During the six months ended June 30, 2012, we repurchased 350,000 shares of our outstanding common stock for $8,522, or an average of $24.35 per share, under a program approved by our Board of Directors. As of June 30, 2012, we have $98.3 million in authorization under the existing securities repurchase program.

Dividends

We paid the following cash dividends on our common stock in 2011 and 2012:

Per Share Dividends
2011

Second Quarter	$0.07
Third Quarter	0.08
Fourth Quarter	0.09

2012

First Quarter	$0.10
Second Quarter	0.11

We also have announced a cash dividend of $0.12 per share payable on September 4, 2012 to shareholders of record on August 10, 2012. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

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

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $375 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a balance of $127 million, and for an additional $10.0 million of availability for letters of credit, through September 2014. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 1.00% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of June 30, 2012, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements.”

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of June 30, 2012, $127 million of term loans, $0.5 million of letters of credit and $114 million of revolver borrowings were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2012, outstanding loans under the U.K. credit agreement amounted to £27 million ($42.4 million).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of June 30, 2012, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of June 30, 2012, the amount outstanding under the U.K. term loan was £27 million ($42.4 million).

7.75% Senior Subordinated Notes

In December 2006, we issued $375.0 million aggregate principal amount of 7.75% senior subordinated notes due 2016 (the “7.75% Notes”). The 7.75% Notes are unsecured senior subordinated notes and are subordinate to all existing and future senior debt, including debt under our credit agreements, mortgages and floor plan indebtedness. The 7.75% Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries on an unsecured senior subordinated basis. Those guarantees are full and unconditional and joint and several. We can redeem all or some of the 7.75% Notes at our option at specified redemption prices (currently 103.875% of the principal amount of the notes). Upon certain sales of assets or specific kinds of changes of control, we are required to make an offer to purchase the 7.75% Notes. The 7.75% Notes also contain customary negative covenants and events of default. As of June 30, 2012, we were in compliance with all negative covenants and there were no events of default. We expect to remain in compliance during the next twelve months.

3.5% Senior Subordinated Convertible Notes

On May 25, 2012, we provided notice to holders of the Notes that we were exercising our right to redeem the Notes at a price of 100% of the principal amount outstanding plus accrued and unpaid interest to, but excluding June 25, 2012. In lieu of surrendering the notes for redemption, Note holders could elect to convert the Notes at any time prior to the close of business on June 21, 2012 based on a conversion rate of 42.7796 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.38 per share).

Upon conversion of the Convertible Notes, for each $1,000 Note, a holder was entitled to receive an amount in cash, equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture covering the Convertible Notes. To the extent the conversion value exceeded $1,000, we were required to also deliver, cash, common stock or a combination of cash and common stock with respect to the value in excess of $1,000.

Holders of $25.6 million outstanding principal amount of Convertible Notes elected to convert their Notes. We settled the principal and interest due on the remaining $37.8 million on June 25, 2012. In July, we paid the converting holders the conversion balance due of $24.9 million in cash. Following this payment, we had fulfilled all of our obligations under the Convertible Notes.

Mortgage Facilities

We are party to several mortgages, which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2012, we owed $74.1 million of principal under our mortgage facilities.

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

During the six months ended June 30, 2012, outstanding revolving commitments varied between $102.5 and $188.5 million under the U.S. credit agreement and between £2.0 million and £92.0 million under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three and six months ended June 30, 2012, the swaps increased the weighted average interest rate on our floor plan borrowing by 39 and 40 basis points, respectively.

PTL Dividends

We own a 9.0% limited partnership interest in Penske Truck Leasing. During the six months ended June 30, 2012 and 2011, respectively, we received $12.5 million and $7.8 million of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2012, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

We hold a 9.0% limited partnership interest in PTL. In April and May 2012, PTL has refinanced a significant amount of its indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with General Electric Capital Corporation (“GECC”), co-issued $700 million of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700 million derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700 million of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

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

Cash Flows

Cash and cash equivalents increased by $8.5 million during the six months ended June 30, 2012 and decreased by $12.5 million during the six months ended June 30, 2011. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $204.2 million and $41.7 million during the six months ended June 30, 2012 and 2011, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

We finance substantially all of our new and a portion of our used vehicle inventories under revolving floor plan notes payable with various lenders. We retain the right to select which, if any, financing source to utilize in connection with the procurement of vehicle inventories. Many vehicle manufacturers provide vehicle financing for the dealers representing their brands; however, it is not a requirement that we utilize this financing. Historically, our floor plan finance source has been based on aggregate pricing considerations.

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

	Six Months Ended June 30,
Dollars in millions	2012	2011
Net cash from continuing operating activities as reported	$204.2	$41.7
Floor plan notes payable — non-trade as reported	32.8	70.1

Net cash from continuing operating activities including all floor plan notes payable	$237.0	$111.8

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $172.3 million and $62.6 million during the six months ended June 30, 2012 and 2011, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $57.1 million and $51.4 million during the six months ended June 30, 2012 and 2011, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. During the six months ended June 30, 2012, approximately $12 million of the capital expenditures was used to repurchase a dealership facility which was previously leased. We do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $111.5 million and $14.0 million during the six months ended June 30, 2012 and 2011, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $37.8 million and $5.9 million, respectively. Additionally, cash used in other investing activities during the six months ended June 30, 2012 was $3.7 million. Cash provided by other investing activities during the six months ended June 30, 2011 was $2.9 million.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $40.2 million and $19.8 million during the six months ended June 30, 2012 and 2011, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net repayments of long-term debt of $6.4 million during the six months ended June 30, 2012, including net repayments under revolving credit facilities. We had net borrowings of long-term debt of $13.6 million during the six months ended June 30, 2011, including net borrowings under revolving credit facilities. We had net borrowings of floor plan notes payable non-trade of $32.8 million and $70.1 million during the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we acquired 405,631 shares of common stock for $9.8 million and paid cash dividends to our stockholders of $18.9 million. During the six months ended June 30, 2011, we acquired 618,209 shares of common stock for $12.4 million, and paid cash dividends to our stockholders of $6.5 million.

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

Other Related Party Interests and Transactions

Roger S. Penske is also a managing member of Transportation Resource Partners, an organization that invests in transportation-related industries. Richard J. Peters, one of our directors, is a managing director of Transportation Resource Partners and is a director of Penske Corporation. Robert H. Kurnick, Jr., our President and a director, is also the President and a director of Penske Corporation. Yoshimi Namba, one of our directors and officers, is also an employee of Mitsui & Co.

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

In the second quarter of 2012, we acquired a 7% interest in NPA Holdco, LLC, an auctioneer of powersport vehicles for $3 million. During the second quarter of 2012, Transportation Resource Partners acquired a controlling interest in this company on the same financial terms as our investment.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2012, our automotive retail joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	84.95	%(A) (B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	%(C)
Monza, Italy	BMW, Mini	70.00	%(B)
(A)	An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 15.05% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.
(B)	Entity is consolidated in our financial statements.
(C)	Entity is accounted for using the equity method of accounting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of June 30, 2012, a 100 basis point change in interest rates would result in an approximate $3.0 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. In 2012, we are party to swap agreements pursuant to which a notional $400.0 million of our floating rate floor plan debt is exchanged for fixed rate debt through December 2014. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2012, considering the swap agreements, a 100 basis point change in interest rates would result in an approximate $14.4 million change to our annual floor plan interest expense.

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

Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, mortgages, the 7.75% Notes, and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of June 30, 2012, we had dealership operations in the U.K., Germany and Italy. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $251.1 million change to our revenues for the six months ended June 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration. During the second quarter of 2012, we did not repurchase any common stock under this program. As of June 30, 2012, our remaining authorization under the program was $98.3 million.

During the second quarter of 2012, we acquired 55,631 shares of our common stock for $1.3 million from employees in connection with vesting of employee restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2012	—	—	—
May 1 to May 31, 2012	—	—	—
June 1 to June 30, 2012	55,631	$23.49	—

	55,631	$23.49	—

Item 6. Exhibits

10.1	Amended and Restated Rights Agreement dated June 4, 2012 by and between Penske Automotive Group, Inc. and Penske Truck Leasing Corporation.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101	The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Condensed Statement of Equity for the six months ended June 30, 2012, and (v) the Notes to Consolidated Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Compensatory plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: August 3, 2012		Chief Executive Officer

	By:	/s/ David K. Jones
David K. Jones
Date: August 3, 2012		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Rights Agreement dated June 4, 2012 by and between Penske Automotive Group, Inc. and Penske Truck Leasing Corporation.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101	The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Condensed Statement of Equity for the six months ended June 30, 2012, and (v) the Notes to Consolidated Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Compensatory plan or contract