Form 10-Q
period 2012-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2012-11-02
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 24, 2012, there were 90,264,514 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$25,935	$28,676
Accounts receivable, net of allowance for doubtful accounts of $2,672 and $2,159	505,770	438,769
Inventories	1,864,773	1,572,568
Other current assets	91,204	80,179
Assets held for sale	38,005	81,122

Total current assets	2,525,687	2,201,314
Property and equipment, net	961,488	856,674
Goodwill	952,848	903,721
Franchise value	258,111	228,460
Equity method investments	304,101	298,640
Other long-term assets	21,945	13,490

Total assets	$5,024,180	$4,502,299

LIABILITIES AND EQUITY
Floor plan notes payable	$1,254,895	$977,548
Floor plan notes payable — non-trade	704,280	691,888
Accounts payable	275,032	220,538
Accrued expenses	259,146	201,179
Current portion of long-term debt	14,929	3,414
Liabilities held for sale	34,124	55,820

Total current liabilities	2,542,406	2,150,387
Long-term debt	815,918	846,777
Deferred tax liabilities	231,999	217,902
Other long-term liabilities	165,466	146,820

Total liabilities	3,755,789	3,361,886
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,265 shares issued and outstanding at September 30, 2012; 90,277 shares issued and outstanding at December 31, 2011	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	698,489	702,335
Retained earnings	566,556	459,375
Accumulated other comprehensive loss	(8,200)	(25,734)

Total Penske Automotive Group stockholders’ equity	1,256,854	1,135,985

Non-controlling interest	11,537	4,428

Total equity	1,268,391	1,140,413

Total liabilities and equity	$5,024,180	$4,502,299

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,763,050	$1,451,177	$5,066,417	$4,229,192
Used vehicle	995,376	867,969	2,926,523	2,511,573
Finance and insurance, net	85,420	73,191	247,906	208,540
Service and parts	372,032	347,432	1,109,122	1,027,120
Fleet and wholesale	185,531	158,672	656,663	490,135
Total revenues	3,401,409	2,898,441	10,006,631	8,466,560
Cost of sales:
New vehicle	1,626,759	1,327,968	4,659,490	3,877,615
Used vehicle	922,703	802,542	2,701,645	2,310,147
Service and parts	156,942	149,429	465,620	440,392
Fleet and wholesale	184,009	157,739	650,302	484,222
Total cost of sales	2,890,413	2,437,678	8,477,057	7,112,376
Gross profit	510,996	460,763	1,529,574	1,354,184
Selling, general and administrative expenses	409,432	369,783	1,216,231	1,098,132
Depreciation	14,037	12,427	41,013	36,132
Operating income	87,527	78,553	272,330	219,920
Floor plan interest expense	(10,055)	(6,837)	(29,675)	(20,617)
Other interest expense	(11,689)	(11,153)	(35,474)	(32,889)
Debt discount amortization	—	—	—	(1,718)
Equity in earnings of affiliates	8,814	9,623	21,392	17,527
Debt redemption costs	(17,753)	—	(17,753)	—
Income from continuing operations before income taxes	56,844	70,186	210,820	182,223
Income taxes	(15,308)	(13,246)	(69,052)	(49,289)
Income from continuing operations	41,536	56,940	141,768	132,934
Loss from discontinued operations, net of tax	(223)	(895)	(3,837)	(2,833)
Net income	41,313	56,045	137,931	130,101
Less: Income attributable to non-controlling interests	282	338	990	907
Net income attributable to Penske Automotive Group common stockholders	$41,031	$55,707	$136,941	$129,194
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.46	$0.62	$1.56	$1.43
Discontinued operations	—	(0.01)	(0.04)	(0.03)
Net income attributable to Penske Automotive Group common stockholders	$0.45	$0.61	$1.52	$1.40
Shares used in determining basic earnings per share	90,264	91,390	90,330	92,106
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.46	$0.62	$1.56	$1.43
Discontinued operations	—	(0.01)	(0.04)	(0.03)
Net income attributable to Penske Automotive Group common stockholders	$0.45	$0.61	$1.52	$1.40
Shares used in determining diluted earnings per share	90,296	91,431	90,362	92,169
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$41,536	$56,940	$141,768	$132,934
Less: Income attributable to non-controlling interests	282	338	990	907
Income from continuing operations, net of tax	41,254	56,602	140,778	132,027
Loss from discontinued operations, net of tax	(223)	(895)	(3,837)	(2,833)
Net income attributable to Penske Automotive Group common stockholders	$41,031	$55,707	$136,941	$129,194

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Net Income	$41,313	$56,045	$137,931	$130,101
Other Comprehensive Income:
Foreign currency translation adjustment	16,707	(20,904)	15,224	(1,170)
Unrealized gain (loss) on interest rate swaps:
Unrealized gain(loss) arising during the period, net of tax benefit of $590, $3,519, $2,114, and $5,995, respectively	(903)	(5,379)	(3,232)	(9,163)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $705, $0, $2,066, and $46, respectively	1,078	—	3,158	70
Unrealized gain (loss) on interest rate swaps, net of tax	175	(5,379)	(74)	(9,093)
Other adjustments to Comprehensive Income, net	1,066	456	2,608	(519)
Other Comprehensive Income (Loss), Net of Taxes	17,948	(25,827)	17,758	(10,782)
Comprehensive Income	59,261	30,218	155,689	119,319
Less: Comprehensive income attributable to non-controlling interest	489	338	1,197	907
Comprehensive income attributable to Penske Automotive Group common stockholders	$58,772	$29,880	$154,492	$118,412

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$137,931	$130,101
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	41,013	36,132
Debt discount amortization	—	1,718
Earnings of equity method investments	(16,796)	(17,527)
Loss from discontinued operations, net of tax	3,837	2,833
Debt redemption costs	17,753	—
Deferred income taxes	14,867	14,801
Changes in operating assets and liabilities:
Accounts receivable	(36,412)	918
Inventories	(193,658)	34,757
Floor plan notes payable	258,337	(14,774)
Accounts payable and accrued expenses	45,986	15,193
Other	(8,246)	(24,042)
Net cash from continuing operating activities	264,612	180,110
Investing Activities:
Purchase of equipment and improvements	(96,447)	(79,770)
Proceeds from sale-leaseback transactions	1,584	—
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $49,467 and $54,453, respectively	(137,805)	(232,106)
Other	3,496	2,865
Net cash from continuing investing activities	(229,172)	(309,011)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	525,800	494,500
Repayments under U.S. credit agreement revolving credit line	(657,800)	(374,500)
Issuance of 5.75% senior subordinated notes	550,000	—
Repurchase of 7.75% senior subordinated notes	(390,755)	—
Repurchase of 3.5% senior subordinated convertible notes	(62,687)	(87,278)
Net borrowings (repayments) of other long-term debt	(1,913)	31,807
Net borrowings of floor plan notes payable — non-trade	29,681	98,131
Repurchases of common stock	(9,829)	(44,263)
Dividends	(29,760)	(13,866)
Payment of deferred financing fees	(8,502)	—
Proceeds from exercises of options, including excess tax benefit	—	3,018
Net cash from continuing financing activities	(55,765)	107,549
Discontinued operations:
Net cash from discontinued operating activities	(6,852)	(39,383)
Net cash from discontinued investing activities	34,620	47,549
Net cash from discontinued financing activities	(10,184)	3,181
Net cash from discontinued operations	17,584	11,347
Net change in cash and cash equivalents	(2,741)	(10,005)
Cash and cash equivalents, beginning of period	28,676	19,904
Cash and cash equivalents, end of period	$25,935	$9,899

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$64,340	$47,004
Income taxes	35,232	38,664
Seller financed/assumed debt	—	4,865

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske Automotive
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in thousands)
Balance, January 1, 2012	90,277,356	$9	$702,335	$459,375	$(25,734)	$1,135,985	$4,428	$1,140,413
Equity compensation	392,789	—	5,102	—	—	5,102	—	5,102
Distributions to non-controlling interests	—	—	—	—	—	—	(1,319)	(1,319)
Sale of subsidiary shares to non-controlling interest	—	—	317	—	—	317	7,231	7,548
Foreign currency translation	—	—	—	—	15,017	15,017	207	15,224
Repurchase of common stock	(405,631)	—	(9,829)		—	(9,829)	—	(9,829)
Dividends	—	—	—	(29,760)	—	(29,760)	—	(29,760)
Convertible debt redemption	—	—	564	—	—	564	—	564
Other	—	—	—	—	2,517	2,517	—	2,517
Net income	—	—	—	136,941	—	136,941	990	137,931
Balance, September 30, 2012	90,264,514	$9	$698,489	$566,556	$(8,200)	$1,256,854	$11,537	$1,268,391

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. Interim Financial Statements

Business Overview

Unless the context otherwise requires, the use of the terms “PAG,” “we,” “us,” and “our” in these Notes to the Consolidated Condensed Financial Statements refers to Penske Automotive Group, Inc. and its consolidated subsidiaries.

We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of September 30, 2012, we operated 342 retail franchises, of which 169 franchises are located in the U.S. and 173 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We also hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management.

During the nine months ended September 30, 2012, we acquired the Agnew Group in the United Kingdom, representing fourteen franchises, and seven other franchises. We also were awarded seven franchises representing seven different brands, including Mini of Marin (California) and Nissan and Infiniti San Francisco. We disposed of seven franchises representing seven different brands, including Jaguar and Land Rover in Gatwick (U.K.), and Scottsdale Lexus.

In the third quarter of 2012, we signed an agreement with Hertz System, Inc. to join Hertz’s franchise network in the Memphis, Tennessee market. In October 2012, we purchased the assets of Hertz’s Memphis market, which provides us the opportunity to operate airport and off-airport rental locations in that area.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through September 30, 2012, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, which are included as part of our Annual Report on Form 10-K.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” In accordance with the amendments in ASU No. 2012-02, we have the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, we are not required to take further action. We will adopt ASU No. 2012-02 during the fourth quarter of 2012 when our annual indefinite-lived intangible asset impairment assessment is performed. We do not expect adoption of ASU No. 2012-02 to affect our consolidated financial position, results of operations, or cash flows.

Discontinued Operations

We account for dispositions in our retail operations as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed will be eliminated from on-going operations and that we will not have any significant continuing involvement in its operations.

In evaluating whether the cash flows of a dealership in our Retail reportable segment will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar franchises that we own in the same geographic market. Our consideration includes an evaluation of the brands sold at other dealerships we operate in the market and their proximity to the disposed dealership. When we dispose of franchises, we typically do not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of PAG owned dealerships, we do not treat the disposition as a discontinued operation if we believe that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining or replacement franchises.

Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$42,002	$114,129	$141,031	$388,871
Pre-tax loss	(393)	(1,411)	(12,581)	(6,207)
Gain on disposal	285	250	10,445	2,016

	September 30,	December 31,
	2012	2011

Inventories	$28,436	$48,203
Other assets	9,569	32,919
Total assets	$38,005	$81,122

Floor plan notes payable (including non-trade)	$27,898	$44,869
Other liabilities	6,226	10,951
Total liabilities	$34,124	$55,820

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2012	2011
New vehicles	$1,299,364	$1,051,120
Used vehicles	479,460	441,655
Parts, accessories and other	85,949	79,793

Total inventories	$1,864,773	$1,572,568

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $23,190 and $20,967 during the nine months ended September 30, 2012 and 2011, respectively.

3. Business Combinations

We acquired twenty-one and three franchises during the nine months ended September 30, 2012 and 2011, respectively, in our retail operations. Our financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2012 and 2011 follows:

	September 30,
	2012	2011
Accounts receivable	$28,907	$953
Inventory	94,627	61,247
Other current assets	411	—
Property and equipment	34,261	40,190
Goodwill	35,343	107,498
Franchise Value	26,343	29,491
Other non-current assets	745	628
Current liabilities	(58,926)	(6,190)
Non-current liabilities	(23,906)	—
Total consideration	137,805	233,817
Seller financed/assumed debt	—	(1,711)
Cash used in dealership acquisitions	$137,805	$232,106

The following unaudited consolidated pro forma results of operations of PAG for the three and nine months ended September 30, 2012 and 2011 give effect to acquisitions consummated during 2012 and 2011 as if they had occurred on January 1, 2011:

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(amounts in millions, except per share data)
Revenues	$3,407	$3,072	$10,075	$9,011
Income from continuing operations	42	58	142	138
Net income	41	57	137	135
Income from continuing operations per diluted common share	$0.46	$0.63	$1.56	$1.49
Net income per diluted common share	$0.45	$0.62	$1.52	$1.46

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the nine months ended September 30, 2012:

	Goodwill	Franchise Value
Balance, January 1, 2012	$903,721	$228,460
Additions	35,343	26,343
Foreign currency translation	13,784	3,308
Balance, September 30, 2012	$952,848	$258,111

5. Floor Plan Notes Payable — Trade and Non-trade

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

The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S. are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Bank Rate, or the Euro Interbank Offer Rate. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on our consolidated condensed balance sheets and classifies related cash flows as a financing activity on our consolidated condensed statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 follows:

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average number of common shares outstanding	90,264	91,390	90,330	92,106
Effect of non-participatory equity compensation	32	41	32	63
Weighted average number of common shares outstanding, including effect of dilutive securities	90,296	91,431	90,362	92,169

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2012	2011
U.S. credit agreement - revolving credit line	$—	$132,000
U.S. credit agreement - term loan	110,000	127,000
U.K. acquisition term loan	41,216	—
U.K. credit agreement - revolving credit line	45,256	59,060
U.K. credit agreement - overdraft line of credit	3,113	13,333
3.5% senior subordinated convertible notes due 2026, net of debt discount	—	63,324
5.75% senior subordinated notes due 2022	550,000	—
7.75% senior subordinated notes due 2016	—	375,000
Mortgage facilities	73,549	75,684
Other	7,713	4,790
Total long-term debt	830,847	850,191
Less: current portion	(14,929)	(3,414)
Net long-term debt	$815,918	$846,777

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $110,000, and for an additional $10,000 of availability for letters of credit, through September 2015. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 1.00% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2012, we were in compliance with all covenants under the U.S. Credit Agreement.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2012, $110,000 of term loans and $500 of letters of credit were outstanding under the U.S. Credit Agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100,000 revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10,000 demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of September 30, 2012, outstanding loans under the U.K. credit agreement amounted to £29,926 ($48,369).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2012, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30,000 term loan which was used for working capital and an acquisition. The term loan is repayable in £1,500 quarterly installments through 2015 with a final payment of £7,500 due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of September 30, 2012, the amount outstanding under the U.K. term loan was £25,500 ($41,216).

3.5% Senior Subordinated Convertible Notes

In May 2012, we provided notice to holders of our 3.5% Senior Subordinated Convertible Notes due 2026 that we were exercising our right to redeem the Convertible Notes at a price of 100% of the principal amount outstanding plus accrued and unpaid interest to, but excluding June 25, 2012. In lieu of surrendering the Notes for redemption, Note holders could elect to convert the Notes at any time prior to the close of business on June 21, 2012 based on a conversion rate of 42.7796 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.38 per share).

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

Holders of $25,546 outstanding principal amount of Convertible Notes elected to convert their Notes. We settled the principal and interest due on the remaining $37,778 on June 25, 2012. In July, we paid the converting holders the conversion balance due of $24,909 in cash. Following this payment, we had fulfilled all of our obligations under the Convertible Notes.

5.75% Senior Subordinated Notes

In August 2012, we issued $550,000 in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”) in a private offering under Rule 144A and Regulation S of the Securities Act of 1933.

We used a portion of the net proceeds of the 5.75% Notes to redeem $375,000 in aggregate principal amount of our 7.75% Senior Subordinated Notes due 2016, and to pay fees and expenses in connection with the

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

offering. The remaining proceeds from the 5.75% Notes were used to repay amounts outstanding under our U.S. credit agreement and our U.S. floor plan borrowings.

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing wholly-owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of September 30, 2012, the Company was in compliance with all negative covenants, and there were no events of default.

On or after October 1, 2017, we may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.75% Notes using the proceeds of specified equity offerings at any time prior to October 1, 2015 at a price specified in the indenture.

If we experience certain “change of control” events specified in the indenture, holders of the 5.75% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

7.75% Senior Subordinated Notes

During the third quarter of 2012, we redeemed our $375,000 principal amount of 7.75% Notes plus accrued interest. We incurred a $17,753 pre-tax charge in connection with the redemption, consisting of a $15,755 redemption premium and the write-off of $1,998 of unamortized deferred financing costs.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2012, we owed $73,549 of principal under our mortgage facilities.

8. Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300,000 of our floating rate floor plan debt is fixed at 2.135% and $100,000 of our floating rate floor plan debt is fixed at a rate of 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements.

Through January 2011, we were party to interest rate swap agreements pursuant to which the LIBOR portion of $300,000 of our floating rate floor plan debt was fixed at 3.67%.

We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of September 30, 2012 and December 31, 2011, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $16,057 and $15,952, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2012 and 2011, there was no hedge ineffectiveness recorded on our income statement. During the three and nine months ended September 30, 2012, the swaps increased interest expense by approximately $1,800 and $5,300, respectively, which increased the weighted average interest rate on our floor plan borrowings by approximately 37 and 39 basis points, respectively.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2012, we were not party to any legal proceedings, including class action lawsuits, that individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and twenty years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2012, we were in compliance with all covenants under these leases.

We have sold a number of dealerships to third parties and, as a condition to certain of those sales, we remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us, and we could be required to fulfill these obligations.

We hold a 9.0% limited partnership interest in PTL. During 2012, PTL has refinanced a significant amount of its indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with General Electric Capital Corporation (“GECC”), co-issued $700,000 of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700,000 derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700,000 of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

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

We have $18,997 of letters of credit outstanding as of September 30, 2012, and have posted $8,270 of surety bonds in the ordinary course of business.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

10. Equity

During the nine months ended September 30, 2012, we repurchased 350,000 shares of our outstanding common stock for $8,522, or an average of $24.35 per share, under a program approved by our Board of Directors. During the nine months ended September 30, 2012, we acquired an additional 55,631 shares of our common stock for $1,307, or an average of $23.49 per share, from employees in connection with vesting of employee restricted stock awards.

11. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined we have two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations, and (ii) PAG Investments, consisting of our investments in businesses other than automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions).

Three Months Ended September 30

	Retail	PAG Investments	Total
Revenues
2012	$3,401,409	$—	$3,401,409
2011	2,898,441	—	2,898,441
Segment income
2012	48,932	7,912	56,844
2011	61,711	8,475	70,186

Nine Months Ended September 30

	Retail	PAG Investments	Total
Revenues
2012	$10,006,631	$—	$10,006,631
2011	8,466,560	—	8,466,560
Segment income
2012	191,873	18,947	210,820
2011	166,356	15,867	182,223

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

12. Consolidating Condensed Financial Information

The following tables include condensed consolidating financial information as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Cash and cash equivalents	$25,935	$—	$—	$17,573	$8,362
Accounts receivable, net	505,770	(335,225)	335,225	251,951	253,819
Inventories	1,864,773	—	—	1,088,681	776,092
Other current assets	91,204	—	4,359	39,216	47,629
Assets held for sale	38,005	—	—	14,261	23,744

Total current assets	2,525,687	(335,225)	339,584	1,411,682	1,109,646
Property and equipment, net	961,488	—	4,527	593,139	363,822
Intangible assets	1,210,959	—	—	705,790	505,169
Equity method investments	304,101	—	256,258	—	47,843
Other long-term assets	21,945	(1,416,874)	1,430,869	5,378	2,572

Total assets	$5,024,180	$(1,752,099)	$2,031,238	$2,715,989	$2,029,052

Floor plan notes payable	$1,254,895	$—	$—	$709,549	$545,346
Floor plan notes payable — non-trade	704,280	—	100,255	335,054	268,971
Accounts payable	275,032	—	2,447	111,342	161,243
Accrued expenses	259,146	(335,225)	145	142,064	452,162
Current portion of long-term debt	14,929	—	—	3,746	11,183
Liabilities held for sale	34,124	—	—	11,038	23,086

Total current liabilities	2,542,406	(335,225)	102,847	1,312,793	1,461,991
Long-term debt	815,918	(38,382)	660,000	75,129	119,171
Deferred tax liabilities	231,999	—	—	205,955	26,044
Other long-term liabilities	165,466	—	—	93,724	71,742

Total liabilities	3,755,789	(373,607)	762,847	1,687,601	1,678,948
Total equity	1,268,391	(1,378,492)	1,268,391	1,028,388	350,104

Total liabilities and equity	$5,024,180	$(1,752,099)	$2,031,238	$2,715,989	$2,029,052

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$3,401,409	$—	$—	$2,008,394	$1,393,015
Cost of sales	2,890,413	—	—	1,697,032	1,193,381

Gross profit	510,996	—	—	311,362	199,634
Selling, general and administrative expenses	409,432	—	5,073	245,553	158,806
Depreciation	14,037	—	328	7,661	6,048

Operating income (loss)	87,527	—	(5,401)	58,148	34,780
Floor plan interest expense	(10,055)	—	(2,322)	(4,320)	(3,413)
Other interest expense	(11,689)	—	(7,695)	(804)	(3,190)
Equity in earnings of affiliates	8,814	—	7,784	—	1,030
Equity in earnings of subsidiaries	—	(81,949)	81,949	—	—
Debt redemption costs	(17,753)	—	(17,753)	—	—

Income (loss) from continuing operations before income taxes	56,844	(81,949)	56,562	53,024	29,207
Income taxes	(15,308)	22,179	(15,308)	(14,717)	(7,462)

Income (loss) from continuing operations	41,536	(59,770)	41,254	38,307	21,745
(Loss) income from discontinued operations, net of tax	(223)	223	(223)	242	(465)

Net income (loss)	41,313	(59,547)	41,031	38,549	21,280
Other comprehensive income (loss), net of tax	17,948	(16,882)	17,948	175	16,707

Comprehensive income	59,261	(76,429)	58,979	38,724	37,987
Less: Comprehensive income attributable to non-controlling interest	489	(207)	207	—	489

Comprehensive income attributable to Penske Automotive Group common stockholders	$58,772	$(76,222)	$58,772	$38,724	$37,498

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$2,898,441	$—	$—	$1,704,606	$1,193,835
Cost of sales	2,437,678	—	—	1,417,915	1,019,763

Gross profit	460,763	—	—	286,691	174,072
Selling, general and administrative expenses	369,783	—	4,381	225,818	139,584
Depreciation	12,427	—	471	6,655	5,301

Operating income (loss)	78,553	—	(4,852)	54,218	29,187
Floor plan interest expense	(6,837)	—	(449)	(3,194)	(3,194)
Other interest expense	(11,153)	—	(6,347)	(988)	(3,818)
Debt discount amortization	—	—	—	—	—
Equity in earnings (losses) of affiliates	9,623	—	7,359	825	1,439
Equity in earnings of subsidiaries	—	(74,137)	74,137	—	—

Income (loss) from continuing operations before income taxes	70,186	(74,137)	69,848	50,861	23,614
Income taxes	(13,246)	14,064	(13,246)	(7,281)	(6,783)

Income (loss) from continuing operations	56,940	(60,073)	56,602	43,580	16,831
(Loss) income from discontinued operations, net of tax	(895)	895	(895)	(754)	(141)

Net income (loss)	56,045	(59,178)	55,707	42,826	16,690
Other comprehensive income (loss), net of tax	(25,827)	26,327	(25,827)	(5,379)	(20,948)

Comprehensive income	30,218	(32,851)	29,880	37,447	(4,258)
Less: Comprehensive income attributable to non-controlling interest	338	—	—	—	338

Comprehensive income attributable to Penske Automotive Group common stockholders	$29,880	$(32,851)	$29,880	$37,447	$(4,596)

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$10,006,631	$—	$—	$5,852,620	$4,154,011
Cost of sales	8,477,057	—	—	4,923,776	3,553,281

Gross profit	1,529,574	—	—	928,844	600,730
Selling, general and administrative expenses	1,216,231	—	14,408	732,673	469,150
Depreciation	41,013	—	936	22,258	17,819

Operating income (loss)	272,330	—	(15,344)	173,913	113,761
Floor plan interest expense	(29,675)	—	(6,774)	(12,309)	(10,592)
Other interest expense	(35,474)	—	(21,986)	(2,668)	(10,820)
Equity in earnings (losses) of affiliates	21,392	—	18,538	—	2,854
Equity in earnings of subsidiaries	—	(253,149)	253,149	—	—
Debt redemption costs	(17,753)	—	(17,753)	—	—

Income (loss) from continuing operations before income taxes	210,820	(253,149)	209,830	158,936	95,203
Income taxes	(69,052)	83,308	(69,052)	(59,469)	(23,839)

Income (loss) from continuing operations	141,768	(169,841)	140,778	99,467	71,364
(Loss) income from discontinued operations, net of tax	(3,837)	3,837	(3,837)	(1,755)	(2,082)

Net income (loss)	137,931	(166,004)	136,941	97,712	69,282
Other comprehensive income (loss), net of tax	17,758	(15,150)	17,758	(74)	15,224

Comprehensive income	155,689	(181,154)	154,699	97,638	84,506
Less: Comprehensive income attributable to non-controlling interest	1,197	(207)	207	—	1,197

Comprehensive income attributable to Penske Automotive Group common stockholders	$154,492	$(180,947)	$154,492	$97,638	$83,309

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$8,466,560	$—	$—	$4,902,510	$3,564,050
Cost of sales	7,112,376	—	—	4,071,715	3,040,661

Gross profit	1,354,184	—	—	830,795	523,389
Selling, general and administrative expenses	1,098,132	—	14,120	671,606	412,406
Depreciation	36,132	—	1,013	19,450	15,669

Operating income (loss)	219,920	—	(15,133)	139,739	95,314
Floor plan interest expense	(20,617)	—	(911)	(10,414)	(9,292)
Other interest expense	(32,889)	—	(18,581)	(2,237)	(12,071)
Debt discount amortization	(1,718)	—	(1,718)	—	—
Equity in earnings (losses) of affiliates	17,527	—	14,711	825	1,991
Equity in earnings of subsidiaries	—	(202,948)	202,948	—	—

Income (loss) from continuing operations before income taxes	182,223	(202,948)	181,316	127,913	75,942
Income taxes	(49,289)	55,235	(49,289)	(33,581)	(21,654)

Income (loss) from continuing operations	132,934	(147,713)	132,027	94,332	54,288
(Loss) income from discontinued operations, net of tax	(2,833)	2,833	(2,833)	(2,351)	(482)

Net income (loss)	130,101	(144,880)	129,194	91,981	53,806
Other comprehensive income (loss), net of tax	(10,782)	10,301	(10,782)	(9,093)	(1,208)

Comprehensive income	119,319	(134,579)	118,412	82,888	52,598
Less: Comprehensive income attributable to non-controlling interest	907	—	—	—	907

Comprehensive income attributable to Penske Automotive Group common stockholders	$118,412	$(134,579)	$118,412	$82,888	$51,691

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$264,612	$95,748	$34,840	$134,024

Investing activities:
Purchase of equipment and improvements	(96,447)	(766)	(67,192)	(28,489)
Proceeds from sale-leaseback transactions	1,584	—	—	1,584
Dealership acquisitions, net	(137,805)	—	(3,416)	(134,389)
Other	3,496	(3,812)	—	7,308

Net cash from continuing investing activities	(229,172)	(4,578)	(70,608)	(153,986)

Financing activities:
Issuance of 5.75% senior subordinated notes	550,000	550,000	—	—
Repurchase of 7.75% senior subordinated notes	(390,755)	(390,755)	—	—
Repurchase of 3.5% senior subordinated convertible notes	(62,687)	(62,687)
Net borrowings (repayments) of other long-term debt	(133,913)	(149,000)	(1,598)	16,685
Net borrowings (repayments) of floor plan notes payable — non-trade	29,681	9,363	11,179	9,139
Repurchase of common stock	(9,829)	(9,829)	—	—
Dividends	(29,760)	(29,760)	—	—
Payment of deferred financing fees	(8,502)	(8,502)	—	—
Distributions from (to) parent	—	—	4,747	(4,747)

Net cash from continuing financing activities	(55,765)	(91,170)	14,328	21,077

Net cash from discontinued operations	17,584	—	11,764	5,820

Net change in cash and cash equivalents	(2,741)	—	(9,676)	6,935
Cash and cash equivalents, beginning of period	28,676	—	27,249	1,427

Cash and cash equivalents, end of period	$25,935	$—	$17,573	$8,362

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$180,110	$(39,647)	$226,147	$(6,390)

Investing activities:
Purchase of equipment and improvements	(79,770)	(1,972)	(44,629)	(33,169)
Dealership acquisitions, net	(232,106)	—	(230,426)	(1,680)
Other	2,865	—	—	2,865

Net cash from continuing investing activities	(309,011)	(1,972)	(275,055)	(31,984)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(87,278)	(87,278)	—	—
Net borrowings (repayments) of other long-term debt	151,807	120,000	57,015	(25,208)
Net borrowings (repayments) of floor plan notes payable — non-trade	98,131	64,008	(32,995)	67,118
Proceeds from exercises of options, including excess tax benefit	3,018	3,018	—	—
Repurchase of common stock	(44,263)	(44,263)	—	—
Dividends	(13,866)	(13,866)	—	—
Distributions from (to) parent	—	—	5,572	(5,572)

Net cash from continuing financing activities	107,549	41,619	29,592	36,338

Net cash from discontinued operations	11,347	—	10,151	1,196

Net change in cash and cash equivalents	(10,005)	—	(9,165)	(840)
Cash and cash equivalents, beginning of period	19,904	—	15,411	4,493

Cash and cash equivalents, end of period	$9,899	$—	$6,246	$3,653

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through September 30, 2012.

Overview

We are the second largest automotive retailer headquartered in the U.S. as measured by the $11.6 billion in total revenue we generated in 2011. As of September 30, 2012, we operated 342 retail automotive franchises, of which 169 franchises are located in the U.S. and 173 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. During the nine months ended September 30, 2012, we retailed and wholesaled more than 314,000 vehicles. We are diversified geographically, with 62% of our total revenues during the nine months ended September 30, 2012, generated in the U.S. and Puerto Rico and 38% generated outside the U.S. We offer approximately 40 brands with 96% of our total retail revenue during the nine months ended September 30, 2012, generated from brands of non-U.S. based manufacturers, and 68% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products.

We also hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation.

Outlook

The level of new automotive unit sales in our markets affects our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement in the automotive market in the U.S. over the next several years. During the nine months ended September 30, 2012, 10.90 million cars and light trucks were sold in the U.S., representing a 14.5% improvement over the 9.52 million cars and light trucks sold during the same period last year. We believe the U.S. automotive market will continue to improve based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, lower cost of credit for consumers, and the planned introduction of new models by many different vehicle brands.

Vehicle registrations in the U.K were 1.62 million during the nine months ended September 30, 2012, compared to 1.56 million during the same period of 2011, representing an increase of 4.4%. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe despite domestic and international economic concerns, U.K. motorists are responding positively to new products and the latest fuel-efficient technology. We also expect continued resiliency in premium brand sales in the U.K. See “Forward-Looking Statements.”

In late October 2012, several of our dealerships along the East Coast were impacted by super-storm Sandy. These dealerships experienced, and continue to experience, varying degrees of power outage, property damage, loss of inventory and flooding, resulting in a loss of service to their local communities. We are currently assessing the impact of the storm to these locations as well as the impact of closure of local roads and availability of replacement vehicles and parts from the applicable manufacturers.

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

Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers’ advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin. Aggregate gross profit increased $50.2 million, or 10.9%, and $175.4 million, or 13.0%, during the three and nine months ended September 30, 2012, compared to the same periods in prior year. The increase in gross profit is largely attributable to same-store increases in new and used unit sales and finance and insurance revenues. Our retail gross margin percentage declined from 16.8% and 16.9% during the three and nine months ended September 30, 2011 to 15.8% and 16.3% during the three and nine months ended September 30, 2012, respectively, due primarily to lower gross margin on new and used vehicle retail sales primarily during the three months ended September 30, 2012, as well as an increase in the percentage of our revenues generated by vehicle sales, which carry a lower gross margin than other parts of our business. We believe that a significant factor contributing to the reduced new and used gross margin is the increased inventory levels of our Japanese volume foreign brands as compared to the prior year as these manufacturers have returned to normal production levels following the March 2011 earthquake and tsunami.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has increased during the three and nine months ended September 30, 2012, as a result of higher applicable interest rates due to the impact of interest rate swap transactions, as well as an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during the three and nine months ended September 30, 2012, due to the increase in borrowings under our revolving credit agreements in the U.S. and U.K. following acquisitions in 2011 and during the nine months ended September 30, 2012.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. It is our expectation that operating conditions as outlined above in the Outlook section will similarly impact these businesses through the end of 2012. However, because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

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

Revenue Recognition

Vehicle, Parts and Service Sales

We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During the nine months ended September 30, 2012 and 2011, we earned $349.9 million and $273.5 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $341.2 million and $266.4 million was recorded as a reduction of cost of sales.

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

Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined we have two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations, and (ii) PAG Investments, consisting of our investments in businesses other than automotive retail operations. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). There is no goodwill recorded in our PAG Investments reportable segment.

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $304.1 million and $298.6 million as of September 30, 2012 and December 31, 2011, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above any such pre-determined loss limits are paid by third-party insurance carriers. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $26.3 million and

$25.9 million as of September 30, 2012 and December 31, 2011, respectively. Changes in the reserve estimate during 2012 relate primarily to our general liability and workers compensation programs.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” In accordance with the amendment in ASU No. 2012-02, we have the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, we are not required to take further action. We will adopt ASU No. 2012-02 during the fourth quarter of 2012 when our annual indefinite-lived intangible asset impairment assessment is performed. We do not expect adoption of ASU No. 2012-02 to affect our consolidated financial position, results of operations, or cash flows.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Our results for the three months ended September 30, 2012 include debt redemption costs of $17.8 million ($13.0 million after-tax) relating to the redemption of $375.0 million aggregate principal amount of our 7.75% Notes. Our results for the three months ended September 30, 2011 include a net income tax benefit of $11.0 million, or $0.12 per share, reflecting a positive adjustment from the resolution of certain tax items in the U.K. of $17.0 million, or $0.19 per share, partially offset by a reduction in U.K. deferred tax assets of $6.0 million, or $0.07 per share.

New Vehicle Data

			2012 vs. 2011
Dollars in millions, except per unit amounts	2012	2011	Change	% Change
New retail unit sales	48,307	38,248	10,059	26.3%
Same store new retail unit sales	44,254	37,057	7,197	19.4%
New retail sales revenue	$1,763.1	$1,451.2	311.9	21.5%
Same store new retail sales revenue	$1,615.9	$1,393.8	222.1	15.9%
New retail sales revenue per unit	$36,497	$37,941	(1,444)	(3.8)%
Same store new retail sales revenue per unit	$36,515	$37,612	(1,097)	(2.9)%
Gross profit — new	$136.3	$123.2	13.1	10.6%
Same store gross profit — new	$124.5	$118.2	6.3	5.3%
Average gross profit per new vehicle retailed	$2,821	$3,221	(400)	(12.4)%
Same store average gross profit per new vehicle retailed	$2,814	$3,188	(374)	(11.7)%
Gross margin % — new	7.7%	8.5%	(0.8)%	(9.4)%
Same store gross margin % — new	7.7%	8.5%	(0.8)%	(9.4)%

Units

Retail unit sales of new vehicles increased 10,059 units, or 26.3%, from 2011 to 2012. The increase is due to a 7,197 unit, or 19.4%, increase in same store retail unit sales during the period, coupled with a 2,862 unit increase from net dealership acquisitions. Same store retail units increased 24.6% in the U.S. and 7.4% internationally. The same store increases were driven by an 11.5% increase in our premium brands and a 30.7% increase in our volume foreign brands. We believe our premium and volume foreign brands are being positively impacted by improved market conditions including increased credit availability, replacement demand resulting from an aging vehicle population, introduction of new models, and specifically in the case of our volume foreign Japanese brands, improved inventory levels as these manufacturers have returned to normal production levels following the March 2011 earthquake and tsunami.

Revenues

New vehicle retail sales revenue increased $311.9 million, or 21.5%, from 2011 to 2012. The increase is due to a $222.1 million, or 15.9%, increase in same store revenues, coupled with a $89.8 million increase from net dealership acquisitions. The same store revenue increase is due primarily to the 19.4% increase in same store retail unit sales, which increased revenue by $262.8 million, somewhat offset by a $1,097, or 2.9%, decrease in comparative average selling prices per unit which decreased revenue by $40.7 million.

Gross Profit

Retail gross profit from new vehicle sales increased $13.1 million, or 10.6%, from 2011 to 2012. The increase is due to a $6.3 million, or 5.3%, increase in same store gross profit, coupled with a $6.8 million increase from net dealership acquisitions. The same store increase is due primarily to the 19.4% increase in retail unit sales, which increased gross profit by $20.2 million, somewhat offset by a $374, or 11.7%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $13.9 million. We believe that the higher 2011 gross profit per unit and gross margin were driven by the temporary lack of inventory of Japanese brands as a result of the March 2011 earthquake and tsunami.

Used Vehicle Data

			2012 vs. 2011
Dollars in millions, except per unit amounts	2012	2011	Change	% Change
Used retail unit sales	39,844	33,084	6,760	20.4%
Same store used retail unit sales	36,855	32,531	4,324	13.3%
Used retail sales revenue	$995.4	$868.0	127.4	14.7%
Same store used retail sales revenue	$924.8	$853.0	71.8	8.4%
Used retail sales revenue per unit	$24,982	$26,235	(1,253)	(4.8)%
Same store used retail sales revenue per unit	$25,094	$26,221	(1,127)	(4.3)%
Gross profit — used	$72.7	$65.4	7.3	11.2%
Same store gross profit — used	$67.6	$64.0	3.6	5.6%
Average gross profit per used vehicle retailed	$1,824	$1,978	(154)	(7.8)%
Same store average gross profit per used vehicle retailed	$1,834	$1,967	(133)	(6.8)%
Gross margin % — used	7.3%	7.5%	(0.2)%	(2.7)%
Same store gross margin % — used	7.3%	7.5%	(0.2)%	(2.7)%

Units

Retail unit sales of used vehicles increased 6,760 units, or 20.4%, from 2011 to 2012. The increase is due to a 4,324 unit, or 13.3%, increase in same store retail unit sales, coupled with a 2,436 unit increase from net dealership acquisitions. Same store units increased 14.8% in the U.S. and 10.4% internationally. The same store increases were driven by a 13.1% increase in our premium brands and a 14.8% increase in our volume foreign brands. We believe that overall our same store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, replacement demand resulting from an aging vehicle population, and an increase in customer trade-in units due to an increase in new unit sales.

Revenues

Used vehicle retail sales revenue increased $127.4 million, or 14.7%, from 2011 to 2012. The increase is due to a $71.8 million, or 8.4%, increase in same store revenues, coupled with a $55.6 million increase from net dealership acquisitions. The same store revenue increase is due to the 13.3% increase in same store retail unit sales which increased revenue by $108.5 million, somewhat offset by a $1,127, or 4.3%, decrease in comparative average selling prices per unit, which decreased revenue by $36.7 million.

Gross Profit

Retail gross profit from used vehicle sales increased $7.3 million, or 11.2%, from 2011 to 2012. The increase is due to a $3.6 million, or 5.6%, increase in same store gross profit, coupled with a $3.7 million increase from net dealership acquisitions. The increase in same store gross profit is due to the 13.3% increase in used retail unit sales, which increased gross profit by $7.9 million, somewhat offset by a $133, or 6.8%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $4.3 million.

Finance and Insurance Data

			2012 vs. 2011
Dollars in millions, except per unit amounts	2012	2011	Change	% Change
Finance and insurance revenue	$85.4	$73.2	$12.2	16.7%
Same store finance and insurance revenue	$80.9	$71.6	$9.3	13.0%
Finance and insurance revenue per unit	$969	$1,026	$(57)	(5.6)%
Same store finance and insurance revenue per unit	$998	$1,029	$(31)	(3.0)%

Finance and insurance revenue increased $12.2 million, or 16.7%, from 2011 to 2012. The increase is due to a $9.3 million, or 13.0%, increase in same store revenues during the period, coupled with a $2.9 million increase from net dealership acquisitions. The same store revenue increase is due to a 16.6% increase in same store retail unit sales, which increased revenue by $11.5 million, somewhat offset by a $31, or 3.0%, decrease in comparative average finance and insurance revenue per unit which decreased revenue by $2.2 million. We believe the decreased revenue per unit is being driven by lower per unit revenue at recently acquired dealerships and aggressive captive lender financing programs at some of our premium and volume foreign brands.

Service and Parts Data

			2012 vs. 2011
Dollars in millions, except per unit amounts	2012	2011	Change	% Change
Service and parts revenue	$372.0	$347.4	24.6	7.1%
Same store service and parts revenue	$342.1	$335.8	6.3	1.9%
Gross profit	$215.1	$198.0	17.1	8.6%
Same store gross profit	$199.2	$191.6	7.6	4.0%
Gross margin	57.8%	57.0%	0.8%	1.4%
Same store gross margin	58.2%	57.1%	1.1%	1.9%

Revenues

Service and parts revenue increased $24.6 million, or 7.1%, from 2011 to 2012. The increase is due to a $6.3 million, or 1.9%, increase in same store revenues during the period, coupled with an $18.3 million increase from net dealership acquisitions. The increase in same store revenue is due to a $2.8 million, or 1.1%, increase in customer pay revenue, a $1.8 million, or 2.8%, increase in warranty revenue, a $1.3 million, or 36.0%, increase in vehicle preparation revenue, and a $0.4 million, or 1.4%, increase in body shop revenue.

Gross Profit

Service and parts gross profit increased $17.1 million, or 8.6%, from 2011 to 2012. The increase is due to a $7.6 million, or 4.0%, increase in same store gross profit during the period, coupled with a $9.5 million increase from net dealership acquisitions. The same store gross profit increase is due to a $6.3 million, or 1.9%, increase in same store revenues, which increased gross profit by $3.7 million, coupled with a 0.8% increase in gross margin, which increased gross profit by $3.9 million. The same store gross profit increase is composed of a $5.5 million, or 21%, increase in vehicle preparation gross profit, a $1.3 million, or 1.1%, increase in customer pay gross profit, a $0.6 million, or 1.7%, increase in warranty gross profit, and a $0.2 million, or 1.2%, increase in body shop gross profit.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased $39.6 million, or 10.7%, from $369.8 million to $409.4 million. The aggregate increase is due to a $19.3 million, or 5.4%, increase in same store SG&A, coupled with a $20.3 million increase from net dealership acquisitions. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of a 6.0% increase in same store retail gross profit versus the prior year. SG&A expenses decreased as a percentage of gross profit from 80.3% to 80.1%.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $3.3 million, or 47.1%, from $6.8 million to $10.1 million, due primarily to a $3.1 million, or 47.5%, increase in same store floor plan interest expense. The same store increase is due to an increase in the effective interest rate due to the impact of our swap transactions in 2012 which increased interest expense by $1.8 million, as well as increased amounts outstanding under floor plan arrangements. The same store increase is coupled with a $0.2 million increase from net dealership acquisitions.

Other Interest Expense

Other interest expense increased $0.5 million, or 4.8%, from $11.2 million to $11.7 million. The increase is primarily due to interest expense incurred on our U.K. credit agreement term loan during the third quarter of 2012. The term loan originated in January 2012 and was used for working capital and to finance an acquisition in the U.K.

Equity in Earnings of Affiliates

Equity in earnings of affiliates decreased $0.8 million, or 8.4%, from $9.6 million to $8.8 million. The decrease is due to decreased equity earnings from PTL as a result of additional interest expense associated with refinancing activities as well as decreased earnings at certain of our other joint ventures.

Income Taxes

Income taxes increased $2.1 million, or 15.6%, from $13.2 million to $15.3 million despite lower pre-tax income in the quarter ended September 2012 (due to the $17.8 million of debt redemption costs in 2012) because the effective tax rate in the third quarter of 2011 was lower than the statutory rates due to a net income tax benefit of $11.0 million reflecting a positive adjustment of $17.0 million from the resolution of certain tax items in the U.K., partially offset by a reduction in U.K. deferred tax assets of $6.0 million.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Our results for the nine months ended September 30, 2012 include debt redemption costs of $17.8 million ($13.0 million after-tax) relating to the redemption of $375.0 million aggregate principal amount of our 7.75% Notes. Our results for the nine months ended September 30, 2011 include a net income tax benefit of $11.0 million, or $0.12 per share, reflecting a positive adjustment from the resolution of certain tax items in the U.K. of $17.0 million, or $0.19 per share, partially offset by a reduction in U.K. deferred tax assets of $6.0 million, or $0.07 per share.

New Vehicle Data

			2012 vs. 2011
Dollars in millions, except per unit amounts	2012	2011	Change	% Change
New retail unit sales	138,080	114,242	23,838	20.9%
Same store new retail unit sales	125,685	111,770	13,915	12.4%
New retail sales revenue	$5,066.4	$4,229.2	837.2	19.8%
Same store new retail sales revenue	$4,617.5	$4,131.5	486.0	11.8%
New retail sales revenue per unit	$36,692	$37,020	(328)	(0.9)%
Same store new retail sales revenue per unit	$36,739	$36,964	(225)	(0.6)%
Gross profit — new	$406.9	$351.6	55.3	15.7%
Same store gross profit — new	$368.9	$343.0	25.9	7.6%
Average gross profit per new vehicle retailed	$2,947	$3,077	(130)	(4.2)%
Same store average gross profit per new vehicle retailed	$2,935	$3,069	(134)	(4.4)%
Gross margin % — new	8.0%	8.3%	(0.3)%	(3.6)%
Same store gross margin % — new	8.0%	8.3%	(0.3)%	(3.6)%

Units

Retail unit sales of new vehicles increased 23,838 units, or 20.9%, from 2011 to 2012. The increase is due to a 13,915 unit, or 12.4%, increase in same store retail unit sales during the period, coupled with a 9,923 unit increase from net dealership acquisitions. Same store retail units increased 14.7% in the U.S. and 6.7% internationally. The same store increases were driven by a 7.9% increase in our premium brands and a 17.0% increase in our volume foreign brands. We believe our premium and volume foreign brands are being positively impacted by improved market conditions including increased credit availability, replacement demand resulting from an aging vehicle population, introduction of new models, and specifically in the case of our volume foreign Japanese brands, improved inventory levels as these manufacturers have returned to normal production levels following the March 2011 earthquake and tsunami.

Revenues

New vehicle retail sales revenue increased $837.2 million, or 19.8%, from 2011 to 2012. The increase is due to a $486.0 million, or 11.8%, increase in same store revenues, coupled with a $351.2 million increase from net dealership acquisitions. The same store revenue increase is due to the 12.4% increase in retail unit sales, which increased revenue by $511.2 million, somewhat offset by a $225, or 0.6%, decrease in average selling prices per unit, which decreased revenue by $25.2 million.

Gross Profit

Retail gross profit from new vehicle sales increased $55.3 million, or 15.7%, from 2011 to 2012. The increase is due to a $25.9 million, or 7.6%, increase in same store gross profit, coupled with a $29.4 million increase from net dealership acquisitions. The same store increase is due primarily to the 12.4% increase in retail unit sales, which increased gross profit by $40.9 million, somewhat offset by a $134, or 4.4%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $15.0 million. We believe that the higher 2011 gross profit per unit and gross margin were driven by the temporary lack of inventory of Japanese brands as a result of the March 2011 earthquake and tsunami.

Used Vehicle Data

			2012 vs. 2011
Dollars in millions, except per unit amounts	2012	2011	Change	% Change
Used retail unit sales	115,692	95,525	20,167	21.1%
Same store used retail unit sales	106,364	93,808	12,556	13.4%
Used retail sales revenue	$2,926.5	$2,511.6	414.9	16.5%
Same store used retail sales revenue	$2,697.3	$2,470.4	226.9	9.2%
Used retail sales revenue per unit	$25,296	$26,292	(996)	(3.8)%
Same store used retail sales revenue per unit	$25,359	$26,334	(975)	(3.7)%
Gross profit — used	$224.9	$201.4	23.5	11.7%
Same store gross profit — used	$208.6	$197.9	10.7	5.4%
Average gross profit per used vehicle retailed	$1,944	$2,109	(165)	(7.8)%
Same store average gross profit per used vehicle retailed	$1,961	$2,110	(149)	(7.1)%
Gross margin % — used	7.7%	8.0%	(0.3)%	(3.8)%
Same store gross margin % — used	7.7%	8.0%	(0.3)%	(3.8)%

Units

Retail unit sales of used vehicles increased 20,167 units, or 21.1%, from 2011 to 2012. The increase is due to a 12,556 unit, or 13.4%, increase in same store retail unit sales, coupled with a 7,611 unit increase from net dealership acquisitions. Same store units increased 15.1% in the U.S. and 10.0% internationally. The same store increases were driven by a 12.3% increase in our premium brands and a 15.5% increase in our volume foreign brands. We believe that overall our same store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, replacement demand resulting from an aging vehicle population, and an increase in customer trade-in units due to an increase in new unit sales.

Revenues

Used vehicle retail sales revenue increased $414.9 million, or 16.5%, from 2011 to 2012. The increase is due to a $226.9 million, or 9.2%, increase in same store revenues, coupled with a $188.0 million increase from net dealership acquisitions. The same store revenue increase is due to the 13.4% increase in same store retail unit sales which increased revenue by $318.4 million, somewhat offset by a $975, or 3.7%, decrease in comparative average selling prices per unit, which decreased revenue by $91.5 million.

Gross Profit

Retail gross profit from used vehicle sales increased $23.5 million, or 11.7%, from 2011 to 2012. The increase is due to a $10.7 million, or 5.4%, increase in same store gross profit, coupled with a $12.8 million increase from net dealership acquisitions. The increase in same store gross profit is due to the 13.4% increase in used retail unit sales, which increased gross profit by $24.6 million, somewhat offset by a $149, or 7.1%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $13.9 million.

Finance and Insurance Data

			2012 vs. 2011
Dollars in millions, except per unit amounts	2012	2011	Change	% Change
Finance and insurance revenue	$247.9	$208.5	$39.4	18.9%
Same store finance and insurance revenue	$232.4	$204.5	$27.9	13.6%
Finance and insurance revenue per unit	$977	$994	$(17)	(1.7)%
Same store finance and insurance revenue per unit	$1,001	$995	$6	0.6%

Finance and insurance revenue increased $39.4 million, or 18.9%, from 2011 to 2012. The increase is due to a $27.9 million, or 13.6%, increase in same store revenues during the period, coupled with an $11.5 million increase from net dealership acquisitions. The same store revenue increase is due to a 12.9% increase in total retail unit sales, which increased revenue by $26.6 million, coupled with a $6, or 0.6%, increase in comparative average finance and insurance revenue per unit which increased revenue by $1.3 million.

Service and Parts Data

			2012 vs. 2011
Dollars in millions, except per unit amounts	2012	2011	Change	% Change
Service and parts revenue	$1,109.1	$1,027.1	82.0	8.0%
Same store service and parts revenue	$1,018.1	$1,007.0	11.1	1.1%
Gross profit	$643.5	$586.7	56.8	9.7%
Same store gross profit	$592.7	$575.9	16.8	2.9%
Gross margin	58.0%	57.1%	0.9%	1.6%
Same store gross margin	58.2%	57.2%	1.0%	1.7%

Revenues

Service and parts revenue increased $82.0 million, or 8.0%, from 2011 to 2012. The increase is due to an $11.1 million, or 1.1%, increase in same store revenues during the period, coupled with a $70.9 million increase from net dealership acquisitions. The increase in same store revenue is due to an $11.9 million, or 1.6%, increase in customer pay revenue, and a $3.8 million, or 36.5%, increase in vehicle preparation revenue. These same store revenue increases were somewhat offset by a $3.8 million, or 1.9%, decrease in warranty revenue, and a $0.8 million, or 1.3%, decrease in body shop revenue.

Gross Profit

Service and parts gross profit increased $56.8 million, or 9.7%, from 2011 to 2012. The increase is due to a $16.8 million, or 2.9%, increase in same store gross profit during the period, coupled with a $40.0 million increase from net dealership acquisitions. The same store gross profit increase is due to the $11.1 million, or 1.1%, increase in same store revenues, which increased gross profit by $6.5 million, coupled with a 1.0% increase in gross margin, which increased gross profit by $10.3 million. The same store gross profit increase is composed of a $14.6 million, or 18.2%, increase in vehicle preparation gross profit, and a $7.0 million, or 2.0%, increase in customer pay gross profit. These same store gross profit increases were somewhat offset by a $4.6 million, or 4.4%, decrease in warranty gross profit, and a $0.2 million, or 0.6%, decrease in body shop gross profit.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased $118.1 million, or 10.8%, from $1,098.1 million to $1,216.2 million. The aggregate increase is due to a $44.5 million, or 4.1%, increase in same store SG&A, coupled with a $73.6 million increase from net dealership acquisitions. The increase in same store SG&A is due to a net increase in variable selling expenses, including increases in variable compensation, as a result of a 6.2% increase in same store retail gross profit versus the prior year. SG&A expenses decreased as a percentage of gross profit from 81.1% to 79.5%.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $9.1 million, or 43.9%, from $20.6 million to $29.7 million, due primarily to a $8.2 million, or 40.7%, increase in same store floor plan interest expense. The same store increase is due to an increase in the effective interest rate due to the impact of our swap transactions in 2012 which increased interest expense by $5.3 million, as well as increased amounts outstanding under floor plan arrangements. The same store increase is coupled with a $0.9 million increase from net dealership acquisitions.

Other Interest Expense

Other interest expense increased $2.6 million, or 7.9%, from $32.9 million to $35.5 million. The increase is due primarily to incremental borrowings made during the latter part of 2011 and first nine months of 2012 to finance acquisitions.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $3.9 million, or 22.1%, from $17.5 million to $21.4 million. The increase is primarily due to an increase in equity in earnings from our investment in PTL and increases in earnings at our foreign automotive joint ventures.

Income Taxes

Income taxes increased $19.8 million, or 40.1%, from $49.3 million to $69.1 million. The increase from 2011 to 2012 is due to an overall increase in our pre-tax income versus the prior year despite the $17.8 million of debt redemption costs in the third quarter 2012; however, the nine months ended September 30, 2011 includes a net income tax benefit of $11.0 million reflecting a positive adjustment of $17.0 million from the resolution of certain tax items in the U.K. partially offset by a reduction in U.K. deferred tax assets of $6.0 million.

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

As of September 30, 2012, we had $368.1 million and £73.8 million ($119.3 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.

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

During the nine months ended September 30, 2012, we acquired 55,631 shares of our common stock for $1,307, or an average of $23.49 per share, from employees in connection with vesting of employee restricted stock awards. During the nine months ended September 30, 2012, we repurchased 350,000 shares of our outstanding common stock for $8,522, or an average of $24.35 per share, under a program approved by our Board of Directors. As of September 30, 2012, we have $98.3 million in authorization under the existing securities repurchase program.

Dividends

We paid the following cash dividends on our common stock in 2011 and 2012:

Per Share Dividends
2011

Second Quarter	$0.07
Third Quarter	0.08
Fourth Quarter	0.09

2012

First Quarter	$0.10
Second Quarter	0.11
Third Quarter	0.12

We also have announced a cash dividend of $0.13 per share payable on December 3, 2012 to shareholders of record on November 12, 2012. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

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

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $375 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a balance of $110 million, and for an additional $10 million of availability for letters of credit, through September 2015. The revolving loans bear interest at a defined LIBOR plus 2.50%, subject to an incremental 1.00% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.50%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2012, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements.”

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of September 30, 2012, $110 million of term loans and $0.5 million of letters of credit were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of September 30, 2012, outstanding loans under the U.K. credit agreement amounted to £29.9 million ($48.4 million).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2012, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements”.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of September 30, 2012, the amount outstanding under the U.K. term loan was £25.5 million ($41.2 million).

3.5% Senior Subordinated Convertible Notes

In May 2012, we provided notice to holders of our 3.5% Senior Subordinated Convertible Notes that we were exercising our right to redeem the Convertible Notes at a price of 100% of the principal amount outstanding plus accrued and unpaid interest to, but excluding June 25, 2012. In lieu of surrendering the Notes for redemption, Note holders could elect to convert the Notes at any time prior to the close of business on June 21, 2012 based on a conversion rate of 42.7796 shares of our common stock per $1,000 principal amount of the Convertible Notes (which is equal to a conversion price of approximately $23.38 per share).

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

Holders of $25.5 million outstanding principal amount of Convertible Notes elected to convert their Notes. We settled the principal and interest due on the remaining $37.8 million on June 25, 2012. In July, we paid the converting holders the conversion balance due of $24.9 million in cash. Following this payment, we had fulfilled all of our obligations under the Convertible Notes.

5.75% Senior Subordinated Notes

In August 2012, we issued $550 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”) in a private offering under Rule 144A and Regulation S of the Securities Act of 1933.

We used a portion of the net proceeds of the 5.75% Notes to redeem $375 million in aggregate principal amount of our 7.75% Senior Subordinated Notes due 2016, and to pay fees and expenses in connection with the offering. The remaining proceeds from the 5.75% Notes were used to repay amounts outstanding under our U.S. credit agreement and our U.S. floor plan borrowings.

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing wholly-owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of September 30, 2012, we were in compliance with all negative covenants, and there were no events of default.

On or after October 1, 2017, we may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.75% Notes using the proceeds of specified equity offerings at any time prior to October 1, 2015 at a price specified in the indenture.

If we experience certain “change of control” events specified in the indenture, holders of the 5.75% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

7.75% Senior Subordinated Notes

In the third quarter of 2012, we redeemed our $375.0 million principal amount of 7.75% Notes plus accrued interest.  We incurred a $17.8 million pre-tax charge in connection with the redemption, consisting of a $15.8 million redemption premium and the write-off of $2.0 million of unamortized deferred financing costs.

Mortgage Facilities

We are party to several mortgages, which bear interest at defined rates and require monthly principal and interest payments.  These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties.  Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2012, we owed $73.5 million of principal under our mortgage facilities.

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

During the nine months ended September 30, 2012, outstanding revolving commitments varied between $0 and $188.5 million under the U.S. credit agreement and between £0 and £92.0 million under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three and nine months ended September 30, 2012, the swaps increased interest expense by approximately $1.8 million and $5.3 million, respectively, which increased the weighted average interest rate on our floor plan borrowing by 37 and 39 basis points, respectively.

PTL Dividends

We own a 9.0% limited partnership interest in Penske Truck Leasing. During the nine months ended September 30, 2012 and 2011, respectively, we received $15.4 million and $7.8 million of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and twenty years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2012, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

Cash Flows

Cash and cash equivalents decreased by $2.7 million and $10.0 million during the nine months ended September 30, 2012 and 2011, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $264.6 million and $180.1 million during the nine months ended September 30, 2012 and 2011, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Nine Months Ended September 30,
Dollars in millions	2012	2011
Net cash from continuing operating activities as reported	$246.6	$180.1
Floor plan notes payable — non-trade as reported	29.7	98.1
Net cash from continuing operating activities including all floor plan notes payable	$276.3	$278.2

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $229.2 million and $309.0 million during the nine months ended September 30, 2012 and 2011, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $96.4 million and $79.8 million during the nine months ended September 30, 2012 and 2011, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities and the construction of new facilities. We do not have material commitments related to our planned or ongoing capital projects. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $137.8 million and $232.1 million during the nine months ended September 30, 2012 and 2011, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $49.5 million and $54.5 million, respectively. Additionally, cash provided by other investing activities was $3.5 million and $2.9 million during the nine months ended September 30, 2012 and 2011, respectively.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $55.8 million during the nine months ended September 30, 2012. Cash provided by continuing financing activities was $107.5 million during the nine months ended September 30, 2011. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of securities, net borrowings or repayments of floor plan notes payable non-trade, proceeds from the issuance of common stock and the exercise of stock options, and dividends. We had net repayments of long-term debt of $133.9 million during the nine months ended September 30, 2012, including net repayments under revolving credit facilities. We had net borrowings of long-term debt of $151.8 million during the nine months ended September 30, 2011, including net borrowings under revolving credit facilities. We issued $550.0 million of senior subordinated notes during the nine months ended September 30, 2012. Cash used to redeem debt was $453.4 million and $87.3 million during the nine months ended September 30, 2012 and 2011, respectively. We had net borrowings of floor plan notes payable non-trade of $29.7 million and $98.1 million during the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we acquired 405,631 shares of common stock for $9.8 million and paid cash dividends to our stockholders of $29.8 million. During the nine months ended September 30, 2011, we acquired 2,449,768 shares of common stock for $44.3 million, and paid cash dividends to our stockholders of $13.9 million.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2012, our automotive retail joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	84.95	% (A) (B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	% (C)
Frankfurt, Germany	Lexus, Toyota	50.00	% (C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	% (C)
Northern Italy	BMW, Mini	70.00	% (B)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of September 30, 2012, a 100 basis point change in interest rates would result in an approximate $1.6 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. In 2012, we are party to swap agreements pursuant to which a notional $400.0 million of our floating rate floor plan debt is exchanged for fixed rate debt through December 2014. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2012, considering the swap agreements, a 100 basis point change in interest rates would result in an approximate $14.5 million change to our annual floor plan interest expense.

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

Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, mortgages, the 5.75% Notes, and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of September 30, 2012, we had dealership operations in the U.K., Germany and Italy. In each of these markets, the local currency is the functional currency. Due to our intent to remain permanently invested in these foreign markets, we do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $378.1 million change to our revenues for the nine months ended September 30, 2012.

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

Item 6. Exhibits

4.1

Seventh Amendment dated September 28, 2012 to the Third Amended and Restated Credit Agreement dated September 30, 2008 by and among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 1, 2012).

4.2

Indenture, dated as of August 28, 2012, by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.S., as trustee (incorporated by reference to exhibit 41 of the Form 8-k filed on August 28, 2012).

4.3	Form of 5.75% Senior Subordinated Notes due 2022 (included within the Indenture filed as Exhibit 4.2).

4.4

Registration Rights Agreement, dated August 28, 2012, by and among us, the subsidiary guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. Stephens Inc. and BNP Paribas Securities Corp., relating to the 5.75% Senior Subordinated Notes due 2022 (incorporated by reference to exhibit 4.3 of the Form 8-k filed on August 28, 2012).

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101

The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Condensed Statement of Equity for the nine months ended September 30, 2012, and (v) the Notes to Consolidated Condensed Financial Statements.*

*

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske

Roger S. Penske
Date: November 2, 2012		Chief Executive Officer

	By:	/s/ David K. Jones
David K. Jones
Date: November 2, 2012		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No	Description

4.1

Seventh Amendment dated September 28, 2012 to the Third Amended and Restated Credit Agreement dated September 30, 2008 by and among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 4.1 to our Form 8-K filed October 1, 2012).

4.2

Indenture, dated as of August 28, 2012, by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.S., as trustee (incorporated by reference to exhibit 41 of the Form 8-k filed on August 28, 2012).

4.3	Form of 5.75% Senior Subordinated Notes due 2022 (included within the Indenture filed as Exhibit 4.2).

4.4

Registration Rights Agreement, dated August 28, 2012, by and among us, the subsidiary guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. Stephens Inc. and BNP Paribas Securities Corp., relating to the 5.75% Senior Subordinated Notes due 2022 (incorporated by reference to exhibit 4.3 of the Form 8-k filed on August 28, 2012).

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101

The following materials from Penske Automotive Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Condensed Statement of Equity for the nine months ended September 30, 2012, and (v) the Notes to Consolidated Condensed Financial Statements.*

*

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