Form 10-K
period 2012-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2013-02-28
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2012 was $900,150,690. As of February 15, 2013, there were 90,302,095 shares of voting common stock outstanding.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2013 Annual Meeting of the Stockholders to be held May 9, 2013 are incorporated by reference into Part III, Items 10-14.

PART I

Item 1.  Business

We are the second largest automotive retailer headquartered in the U.S. as measured by the $13.2 billion in total revenue we generated in 2012. As of December 31, 2012, we operated 344 retail automotive franchises, of which 173 franchises are located in the U.S. and 171 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2012, we retailed and wholesaled more than 402,000 vehicles. We are diversified geographically, with 64% of our total revenues in 2012 generated in the U.S. and Puerto Rico and 36% generated outside the U.S. We offer approximately 40 vehicle brands, with 96% of our total retail revenue in 2012 generated from brands of non-U.S. based manufacturers, and 70% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

We also hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns  41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation (“GECC”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings each quarter on our statements of operations under the caption “Equity in Earnings of Affiliates” which also includes the results of our other investments.

We believe our diversified income streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales include warranty, customer pay, collision repair, and wholesale parts and are typically less cyclical than retail vehicle sales, and generate the largest part of our gross profit. The following graphic shows the percentage of our retail revenues by product area and their respective contribution to our overall gross profit:

Retail Revenue Mix	Retail Gross Profit Mix

2012 Key Developments

Dealership Acquisitions. We acquired or were granted open points (new franchises awarded from the automotive manufacturer) representing 34 automotive franchises. We expect that these franchises will represent approximately $750 million in annualized revenue. These acquisitions include three new geographic markets for our company: the Agnew Group in Northern Ireland (U.K.) representing 14 franchises, Lancaster Toyota and Lexus of Madison, Wisconsin, and seven BMW/MINI franchises in Northern Italy (Monza/Bologna) that we acquired in a joint venture. We also disposed of, or classified as discontinued operations, 26 franchises representing approximately $600 million in annual revenue.

Debt Refinancings. In May 2012, we redeemed $63.3 million of our 3.5% convertible senior subordinated notes for $62.6 million in cash. In August and September 2012, we repurchased all of our $375 million of 7.75% senior subordinated notes in connection with the issuance of $550 million of ten year 5.75% senior subordinated notes. We used the remaining proceeds of the 5.75% notes to repay amounts outstanding under our U.S. credit agreement and a portion of our U.S. floor plan borrowings.

Shareholder Dividends and Stock Repurchases. We increased our quarterly dividend each quarter. Our latest declared dividend is $0.14 per share payable March 1, 2013, which represents a dividend yield of 1.7% using our January 31st closing stock price. We also repurchased approximately 405,000 shares of our common stock in 2012 for $9.8 million, which, together with the quarterly dividends, represents a return to shareholders of approximately $51 million.

Hertz Rental Car Franchise Acquisitions. We signed an agreement with Hertz System, Inc. to join Hertz’s franchise network in the Memphis, Tennessee market. In accordance with that agreement, in October 2012, we purchased the assets of Hertz’s Memphis market, which provides us the opportunity to operate airport and off-airport rental locations in that area. In December 2012, we signed a similar agreement to purchase the assets of Hertz’s Indianapolis market, which we expect to complete in the first quarter of 2013.

PTL Debt Refinancing. Historically GECC has provided PTL with a majority of its financing. During 2012, PTL refinanced a significant amount of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”) which, together with GECC, co-issued $700 million of 3.8% senior unsecured notes due 2019 which funds were invested in PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700 million of funds to reduce its outstanding debt owed to GECC. Because the PTL partners hold the same relative percentage ownership in Holdings as they did of PTL immediately prior to the transaction, the ultimate economic ownership of PTL did not change, however PTL has diversified its funding sources.

Named “Best Dealerships To Work For”. We were pleased that five of our dealerships in the U.S. were named by Automotive News as “Among the 100 Best Dealerships to Work For.” In addition, our U.K dealerships, collectively known as the Sytner Group, were ranked as the third “Best Big Company to Work for in the U.K.” by the London Sunday Times. We believe these awards reflect our ongoing commitment to our valuable dealership employees, which enhances customer satisfaction and may result in improved sales over time.

Outlook

The level of new automotive unit sales in our markets affects our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement in the automotive market in the U.S. over the next several years. During 2012, 14.5 million cars and light trucks were sold in the U.S., representing a 13% improvement over the 12.8 million cars and light trucks sold during 2011. We believe the U.S. automotive market will continue to improve based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, lower cost of credit for consumers, and the planned introduction of new models by many different vehicle brands.

Vehicle registrations in the U.K. were 2.04 million during 2012, compared to 1.94 million during 2011, representing an increase of 5.3%. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe despite domestic and international economic concerns, the U.K. market will continue to grow as a result of U.K. motorists responding positively to new products and the latest fuel-efficient technology. We also expect continued resiliency in premium brand sales in the U.K. in 2013. See Item 1A. “Risk Factors.”

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

•         Offer outstanding brands in premium facilities and superior customer service;

•         Diversification;

•         Expand revenues at existing locations and increase higher-margin businesses;

•         Grow through opportunistic acquisitions;

•         Enhance customer satisfaction;

•         Leverage scale and implement “best practices” and

•         Leverage Internet Marketing

Attract, Develop, and Empower Associates to Grow our Business

We view our local dealership general managers and associates as one of our most important assets. We operate in a decentralized manner that fosters an entrepreneurial spirit where each dealership or group of dealerships has independent operational and financial management responsible for day-to-day operations. We believe experienced local managers are better qualified to make day-to-day decisions concerning the successful operation of a dealership and can be more responsive to our customers’ needs. We seek local dealership management that not only has experience in the automotive industry, but is also familiar with the local dealership’s market. We also have regional management that oversees operations at the individual dealerships and supports the dealerships operationally and administratively. We invest for future growth and offer outstanding brands and facilities which we believe attracts outstanding talent. We believe attracting the best talent to our retail dealership operations and allowing our associates to make business decisions at the local level helps to foster long-term growth through increased repeat and referral business.

Offer Outstanding Brands in Premium Facilities and Superior Customer Service

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

We have the highest percentage of revenues from foreign and luxury brands among the U.S. based publicly-traded automotive retailers. We believe luxury and foreign brands will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. Our revenue mix consists of 70% related to premium brands, 26% related to volume foreign brands, and 4% relating to brands of U.S. based manufacturers.

The following chart reflects our percentage of total revenues by brand:

We sell and service outstanding automotive brands in our premium facilities, in attractive geographic markets. Where advantageous, we aggregate our dealerships in a campus setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of the brands at the location. This strategy also creates an opportunity to reduce personnel expenses, consolidate advertising and administrative expenses and leverage operating expenses over a larger base of dealerships. Our U.S. based dealerships have generally achieved new unit vehicle sales that are significantly higher than industry averages for the brands we sell.

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

Diversification Outside the U.S. One of the unique attributes of our operations versus our peers is our diversification outside the U.S. Approximately 36% of our consolidated revenue during 2012 was generated outside the U.S. and Puerto Rico, predominately in the U.K. The U.K. is the second largest retail automotive market in Western Europe. Our brand mix in the U.K. is predominantly premium. We believe that as of December 31, 2012, we were among the largest Audi, Bentley, BMW, Ferrari, Land Rover, Lexus, Mercedes-Benz, Maserati and Porsche dealers in the U.K. based on new unit sales. Additionally, we operate a number of dealerships in Germany, Western Europe’s largest retail automotive market, including through joint ventures with experienced local partners, which sell and service Audi, BMW, Lexus, MINI, Porsche, Toyota, Volkswagen and various other premium brands. We also expanded into two new international markets in 2012, acquiring seven BMW/MINI franchises in Northern Italy (Milan/Bologna) via a joint venture, and by acquiring a group of dealerships in Northern Ireland representing 14 franchises.

Diversification Through Penske Truck Leasing. We hold a 9.0% ownership interest in PTL, a leading provider of transportation services and supply chain management. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider.

Diversification Through Hertz Car Rental Business. During the third quarter of 2012, we signed an agreement with Hertz System, Inc. to join Hertz’s franchise network in the Memphis, Tennessee market. In accordance with that agreement, in October 2012, we purchased the assets of Hertz’s Memphis market, which provides us the opportunity to operate airport and off-airport rental locations in that area. In December 2012, we signed a similar agreement to purchase the assets of Hertz’s Indianapolis market, which we expect to complete in the first quarter of 2013.

Expand Revenues at Existing Locations and Increase Higher-Margin Businesses

Increase Same-Store Sales. We believe our emphasis on superior customer service and premium facilities will contribute to increases in same-store sales over time. We have added a significant number of incremental service bays in recent years in order to better accommodate our customers and further enhance our higher-margin service and parts revenues. We have employed a strategy called “Retail First” to increase our same-store used vehicle sales. With this strategy, we have increased our efforts to retail a used vehicle to a consumer before attempting to dispose of it through the traditional wholesale process. We believe this strategy has helped to increase the number of used retail vehicle sales in 2012.

Grow Finance, Insurance, and Other Aftermarket Revenues. Each sale of a vehicle provides us the opportunity to assist in arranging financing for the sale of a vehicle, to sell the customer an extended service contract or other insurance product, and to sell aftermarket products, such as security systems and protective coatings. In order to improve our finance and insurance business, we focus on enhancing and standardizing our salesperson training programs through a menu-driven product offering, and strengthening our product offerings.

Expand Service and Parts and Collision Repair Revenues. Today’s vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. We believe that our brand mix and the complexity of today’s vehicles, combined with our investment in expanded service facilities and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 30 collision repair centers which are integrated with local dealership operations. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements.

Grow through Opportunistic Acquisitions

We believe that attractive acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The fragmented automotive retail market provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers. In 2012, we acquired or were granted open points representing 34 franchises which we expect will generate approximately $750 million in annualized revenue, including entering three new markets, Madison Wisconsin, Northern Ireland (U.K.) and Northern Italy. We also divested or classified as discontinued operations 26 franchises that generated approximately $600 million of revenue on an annualized basis in 2012.

Enhance Customer Satisfaction

We strive for superior customer satisfaction. By offering outstanding brands in premium facilities, “one-stop” shopping convenience in our aggregated facilities, and a well-trained and knowledgeable sales staff, we aim to forge lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We monitor customer satisfaction data accumulated by manufacturers to track the performance of dealership operations, and incent our personnel to provide exceptional customer service, thereby driving increased customer loyalty.

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

Acquisitions

We routinely acquire and dispose of franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships that were acquired or opened from January 1, 2010 to December 31, 2012:

Dealership	Date Opened or Acquired	Location	Franchises
U.S.
Commonwealth Audi Volkswagen	01/10	Santa Ana, CA	Audi, Volkswagen
Hudson Chrysler Jeep Dodge	02/10	Jersey City, NJ	Chrysler, Jeep, Dodge
Sprinter @ Mercedes-Benz of Chandler	02/10	Chandler, AZ	Sprinter
Sprinter @ Mercedes-Benz of San Diego	03/10	San Diego, CA	Sprinter
MINI of Tempe	03/10	Tempe, AZ	MINI
MINI of Austin	04/10	Austin, TX	MINI
Audi Chantilly	04/10	Chantilly, VA	Audi
Mercedes-Benz Chantilly	04/10	Chantilly, VA	Mercedes-Benz
Sprinter @ Mercedes-Benz of Chantilly	04/10	Chantilly, VA	Sprinter
Sprinter @ Mercedes-Benz of Warwick	04/10	Warwick, RI	Sprinter
Sprinter @ Mercedes-Benz of Fairfield	04/10	Fairfield, CT	Sprinter
MINI of San Diego	09/10	San Diego, CA	MINI
Audi Bedford	12/10	Bedford, OH	Audi
Porsche of Bedford	12/10	Bedford, OH	Porsche
Lotus Scottsdale	02/11	Scottsdale, AZ	Lotus
Fiat-Ponce	05/11	Ponce, PR	Fiat
Audi Willoughby	03/11	Willoughby, OH	Audi
Crevier BMW/MINI	07/11	Santa Ana, CA	BMW, MINI
Mercedes-Benz of Greenwich	07/11	Greenwich, CT	Mercedes-Benz
Maybach of Greenwich	07/11	Greenwich, CT	Maybach
Fiat of Fayetteville	12/11	Fayetteville, AR	Fiat
Fiat Mayaguez	12/11	Mayaguez, PR	Fiat
MINI of Marin	03/12	Marin, CA	MINI
Nissan/Infiniti San Francisco	03/12	San Francisco, CA	Nissan, Infiniti
Landers Fiat	04/12	Benton, AR	Fiat
Triangle Suzuki de San Juan	04/12	San Juan, PR	Suzuki
Fisker of Scottsdale	05/12	Scottsdale, AZ	Fisker
Lexus de Ponce	06/12	Ponce, PR	Lexus
BMW/MINI of Ontario	10/12	Ontario, CA	BMW, MINI
Jon Lancaster Toyota	11/12	Madison, WI	Toyota, Scion
Lexus of Madison	11/12	Middleton, WI	Lexus

Outside the U.S.
smart Northampton	07/10	Northampton, England	smart
Sytner Maidenhead BMW	02/11	Maidenhead, England	BMW
Sytner Slough MINI	02/11	West Midlands, England	MINI
McLaren Manchester	07/11	Manchester, England	McLaren
Belfast Audi	01/12	Belfast, Ireland	Audi
Portadown Audi	01/12	Portadown, Ireland	Audi
Agnew Seat Boucher	01/12	Belfast, Ireland	Seat
Bavarian Garages (NI) Ltd.	01/12	Belfast, Ireland	BMW, MINI
Mercedes-Benz of Belfast	01/12	Belfast, Ireland	Mercedes-Benz
smart of Belfast	01/12	Belfast, Ireland	smart
Mercedes-Benz of Portadown	01/12	Portedown, Ireland	Mercedes-Benz
Stanley Motor Works	01/12	Belfast, Ireland	Suzuki, Volvo
Isaac Agnew Volkswagen	01/12	Belfast, Ireland	Volkswagen
Isaac Agnew Volkswagen Mallusk	01/12	Newtownabbey, Ireland	Volkswagen, VW-Van
Porsche Centre Belfast	01/12	Belfast, Ireland	Porsche
AutoVanti Monza	03/12	Monza, Italy	BMW, MINI
Alba Motors	07/12	Bologna, Italy	BMW, MINI

Dealership	Date Opened or Acquired	Location	Franchises
AutoVanti	07/12	Bologna, Italy	BMW (2), MINI
Guy Salmon Jaguar Stockport	10/12	Stockport, England	Jaguar

In 2012, 2011, and 2010, we disposed of 11, 16, and 7 franchises, respectively, that we believe were not integral to our strategy or operations. We expect to continue to pursue acquisitions and selected dispositions in the future.

Dealership Operations

Franchises.  Following are summaries of our franchises by location and our dealership mix by franchise as of December 31, 2012:

Location	Franchises
Arizona	24
Arkansas	12
California	32
Connecticut	7
Florida	8
Georgia	4
Indiana	2
Michigan	2
Minnesota	2
Nevada	2
New Jersey	22
New York	1
Ohio	8
Puerto Rico	15
Rhode Island	12
Tennessee	2
Texas	8
Virginia	7
Wisconsin	3
Total U.S.	173
U.K.	155
Germany	9
Italy	7
Total Foreign	171
Total Worldwide	344

Franchises	U.S.	Non-U.S.	Total
BMW/MINI	20	41	61
Toyota/Lexus/Scion	37	13	50
Mercedes-Benz/Sprinter/smart	19	23	42
Audi/Volkswagen/Bentley	16	22	38
Chrysler/Jeep/Dodge/Fiat	16	15	31
Others	12	17	29
Honda/Acura	25	2	27
Ferrari/Maserati	6	12	18
Porsche	6	8	14
Land Rover	1	11	12
Nissan/Infiniti	8	—	8
Jaguar	1	7	8
Cadillac/Chevrolet	6	—	6

Total	173	171	344

New Vehicle Retail Sales. In 2012, we sold 180,764 new vehicles which generated 55% of our retail revenue and 28% of our retail gross profit. We sell approximately 40 brands of domestic and import family, sports and premium cars, light trucks and sport utility vehicles in the U.S., Puerto Rico, the U.K., Italy and Germany. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relations with the automotive manufacturers, based in part on our long-term presence in the automotive retail market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team and the consistent high sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales. In 2012, we sold 145,580 used vehicles, which generated 30% of our retail revenue and 14% of our retail gross profit. We acquire used vehicles from various sources, including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Most of our dealerships have implemented software tools which assist in procuring and selling used vehicles. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction. We have employed a strategy called “Retail First” to increase our same-store used vehicle sales. Under this strategy, we have increased our efforts to retail a used vehicle to a consumer before attempting to dispose of it through the traditional wholesale process. We believe this strategy has helped to increase the number of used retail vehicles sales in 2012. We believe these strategies have resulted in greater operating efficiency and helped to reduce costs associated with maintaining optimal inventories.

Vehicle Finance, Extended Service and Insurance Sales. Finance, extended service and insurance sales represented 3% of our retail revenue and 16% of our retail gross profit in 2012. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee we receive.

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

Service and Parts Sales. Service and parts sales represented 12% of our retail revenue and 42% of our retail gross profit in 2012. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today’s automobiles.

A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 30 collision repair centers, each of which is operated as an integral part of our dealership operations.

Penske Truck Leasing

We hold a 9.0% ownership interest in PTL, a leading provider of transportation services and supply chain management. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. PTL has a highly diversified customer base ranging from individual consumers to multi-national corporations across industries such as food and beverage, manufacturing, transportation, automotive, healthcare, and retail.

Full-service truck leasing, truck rental and contract maintenance. Full-service truck leasing, truck rental and contract maintenance of commercial trucks constitutes PTL’s largest business. PTL manages a fleet of approximately 205,000 trucks, tractors and trailers, consisting of approximately 140,000 vehicles owned by PTL and operated by its customers under full-service leases and rental agreements and approximately 65,000 customer-owned and —operated vehicles for which PTL provided contract maintenance services. PTL’s commercial and consumer rental fleet consists of approximately 55,000 vehicles for use by its full-service truck leasing, small business and consumer customers for periods ranging from one hour to 12 months.

Commercial customers often outsource to PTL to reduce the complexity and cost of vehicle ownership. PTL integrates most aspects of fleet management, including the provision of custom configured equipment and the delivery of a package of support and maintenance services, as well as making additional short-term rental vehicles available to its contract customers. Its broad service offering has enabled its customers to reduce the large number of vendors that an in-house fleet manager must coordinate. The services provided under its full-service lease and contract maintenance agreements generally include preventive maintenance, sophisticated diagnostics, emergency road service, fleet services, safety programs and fuel services through its network of approximately 700 locations across the United States and Canada. Its commercial rental operations offer short-term availability of tractors, trucks and trailers, typically to accommodate seasonal, emergency and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers that are seeking flexibility in their fleet management.

For consumer customers, PTL provides short-term rental of light- and medium-duty trucks on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. Its fleet consists generally of late model vehicles ranging in size from small vans to 26-foot trucks. Its consumer rentals are conducted through approximately 1,900 independent rental agents and 320 of its PTL-operated leasing and rental facilities.

Logistics. PTL’s logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, transportation management and lead logistics provider. PTL coordinates services for its customers across the supply chain, including: inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer’s location. By offering a scalable series of products to its customers, PTL can manage the customer’s entire supply chain or any component parts. It also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTL’s international logistics business has approximately 300 locations in North America, South America, Europe and Asia.

PAG Dealership Locations

The following is a list of all of our dealerships as of December 31, 2012:

U.S. DEALERSHIPS

ARIZONA

Acura North Scottsdale

Audi of Chandler

Audi North Scottsdale

Bentley Scottsdale

BMW North Scottsdale

Bugatti Scottsdale

Fisker of Scottsdale

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

Landers Fiat

Landers Ford

Toyota-Scion of Fayetteville

CALIFORNIA

Acura of Escondido

Audi Escondido

Audi Stevens Creek

BMW of San Diego

BMW/MINI of Ontario

Capitol Honda

Commonwealth Audi

Commonwealth Volkswagen

Crevier BMW

Crevier MINI

Honda Mission Valley

Honda North

Honda of Escondido

Kearny Mesa Acura

Kearny Mesa Toyota-Scion

Lexus Kearny Mesa

Los Gatos Acura

Marin Honda

MINI of Marin

MINI of San Diego

Mazda of Escondido

Mercedes-Benz of San Diego

Nissan/Infiniti San Francisco

Peter Pan BMW

Porsche of Stevens Creek

smart center San Diego

Sprinter @ Mercedes-Benz of San Diego

Toyota Scion of Clovis

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

Sprinter @ Mercedes Benz of Chantilly

WISCONSIN

Jon Lancaster Toyota-Scion

Lexus of Madison

PUERTO RICO

Lexus de Ponce

Lexus de San Juan

Triangle Chrysler, Dodge, Jeep de Ponce

Triangle Chrysler, Dodge, Jeep, del Oeste

Triangle Honda 65 de Infanteria

Triangle Nissan del Oeste

Triangle Suzuki de San Juan

Triangle Toyota-Scion de San Juan

Triangle Fiat del Oeste

Triangle Fiat de Ponce

NON-U.S. DEALERSHIPS

U.K.

Audi

Belfast Audi

Bradford Audi

Derby Audi

Harrogate Audi

Huddersfield Audi

Leeds Audi

Leicester Audi

Mayfair Audi

Nottingham Audi

Portadown Audi

Reading Audi

Slough Audi

Wakefield Audi

West London Audi

Bentley

Bentley Birmingham

Bentley Edinburgh

Bentley Leicester

Bentley Manchester

BMW/MINI

Bavarian Garages (NI) Ltd.

Sytner Birmingham

Sytner Cardiff

Sytner Chigwell

Sytner Coventry

Sytner Docklands

Sytner Harold Wood

Sytner High Wycombe

Sytner Leicester

Sytner Maidenhead

Sytner Newport

Sytner Nottingham

Sytner Oldbury

Sytner Sheffield

Sytner Slough

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

Guy Salmon Jaguar Stockport

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

Mercedes-Benz/smart of Belfast

Mercedes-Benz of Carlisle

Mercedes-Benz of Cheltenham and Gloucester

Mercedes-Benz of Newbury

Mercedes-Benz/smart of Northampton

Mercedes-Benz of Portadown

Mercedes-Benz of Sunderland

Mercedes-Benz of Swindon

Mercedes-Benz of Weston-Super-Mare

Mercedes-Benz/smart of Bristol

Mercedes-Benz/smart of Milton Keynes

Mercedes-Benz/smart of Newcastle

Mercedes-Benz/smart of Teesside

Porsche

Porsche Centre Belfast

Porsche Centre Edinburgh

Porsche Centre Glasgow

Porsche Centre Leicester

Porsche Centre Mid-Sussex

Porsche Centre Silverstone

Porsche Centre Solihull

Rolls-Royce

Rolls-Royce Motor Cars Manchester

Rolls-Royce Motor Cars Sunningdale

Suzuki

Stanley Motor Works

Toyota

Toyota World Birmingham

Toyota World Bridgend

Toyota World Bristol North

Toyota World Bristol South

Toyota World Cardiff

Toyota World Newport

Toyota World Solihull

Toyota World Tamworth

Volkswagen

Agnew SEAT Boucher

Isaac Agnew Volkswagen

Isaac Agnew Volkswagen Mallusk

SEAT Huddersfield

VW Harrogate

VW Huddersfield

VW Leeds

Volvo

Stanley Motor Works

Tollbar Warwick

GERMANY

Penske Sportwagenzentrum (Porsche)

Tamsen, Bremen (Aston Martin, Bentley, Ferrari, Maserati)

Tamsen, Hamburg (Aston Martin, Ferrari, Lamborghini, Maserati)

ITALY

AutoVanti Monza (BMW, MINI)

Alba Motors (Bologna) (BMW, MINI)

AutoVanti (Bologna) (BMW (2), MINI)

We also own 50% of the following dealerships:

GERMANY Aix Automobile (Toyota) Audi Zentrum Aachen Autohaus Nix (Eschborn) (Toyota) Autohaus Krings (Volkswagen)	U.S. Penske Wynn Ferrari Maserati (Nevada) MAX BMW Motorcycles (Connecticut) MAX BMW Motorcycles (New Hampshire) MAX BMW Motorcycles (New York)

Autohaus Nix (Frankfurt) (Toyota, Lexus)

Autohaus Nix (Offenbach) (Toyota, Lexus)

Autohaus Nix (Wachtersbach) (Toyota) (Volkswagen)

Autohaus Piper (Skoda)

Autohaus Piper Aachen (Volkswagen)

Autohaus Sirries (Volkswagen, Audi)

J-S Auto Park Stolberg (Volkswagen)

Jacobs Automobile Düren (Volkswagen, Audi)

Jacobs Automobile Zweighieder Lassung

Geilenkirehen (Volkswagen, Audi)

Lexus Forum Frankfort

TCD (Toyota)

Volkswagen Zentrum Aachen

Wolff & Meir (Volkswagen, Skoda)

Zabka Automobile (Volkswagen, Audi)

Industry Information

Approximately 64% of our revenues are generated in the U.S., which in 2012 was the world’s second largest automotive retail market. In 2012, sales of cars and light trucks were approximately 14.5 million units, which represents an increase of 13% over 2011. The majority of automotive retail sales in the U.S. are generated at approximately 17,800 franchised dealerships as of January 1, 2013, which generated revenues of approximately $670 billion in 2012 according to the U.S. Census Bureau Monthly and Annual Retail Trade Report. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 55% from new vehicle sales, 32% from used vehicle sales and 13% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

We also operate in Germany, the U.K., and Italy, which represented the first, second, and fourth largest automotive retail markets, respectively, in Western Europe in 2012, and accounted for approximately 56% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 11.8 million in 2012, an 8.2% decrease compared to 2011. In Germany, the U.K., and Italy, new car sales were approximately 3.1 million, 2.0 million, and 1.4 million units, respectively, in 2012.

In the U.S., publicly held automotive retail groups account for less than 10% of total industry revenue. Although significant consolidation has already taken place, the industry remains highly fragmented, with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. The Western European retail automotive market is similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards, the limited number of viable alternative exit strategies for dealership owners and the possible impact of a poor economic and industry environment on smaller, less well capitalized dealership groups.

Generally, new vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence and other general economic factors. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers and automotive parts suppliers to declines in new vehicle sales. We believe this is due to the retailers’ more flexible expense structure (a significant portion of the automotive retail industry’s costs are variable) and their diversified revenue streams such as used vehicle sales and service and parts sales. In addition, automobile manufacturers may offer various dealer incentives when sales are slow, which further increases the volatility in profitability for automobile manufacturers and may help to decrease volatility for automotive retailers.

Business Description

Information Technology

We consolidate financial, accounting and operational data received from our U.S. dealers through a private communications network. Dealership data is gathered and processed through individual dealer systems utilizing a common centralized management system licensed from a third-party. Each dealership is allowed to tailor the operational capabilities of that system locally, but we require that they follow our standardized accounting procedures. Our database technology allows us to extract and aggregate information from the system in a consistent format to generate consolidating financial and operational data. The system also allows us to access detailed information for each dealership individually, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze these dealerships’ results of operations and financial position so as to identify areas for improvement. Our technology and processes also enable us to quickly integrate dealerships or dealership groups we acquire in the U.S.

Our U.K. dealership financial, accounting and operational data is processed through a common management system licensed from a third-party, except when otherwise required by the manufacturer. Financial and operational information is aggregated following U.S. policies and accounting requirements, and is reported in our U.S. reporting format to ensure consistency of results among our worldwide operations. Similar to the U.S., the U.K. technology and processes enable us to continually analyze these dealerships’ results of operations and financial position so as to identify areas for improvement and to quickly integrate dealerships or dealership groups we acquire in the U.K.

Marketing

Our advertising and marketing efforts are focused at the local market level, with the aim of building our retail operations. We utilize many different media for our marketing activities, focusing increasingly on the Internet and other digital media, including our own websites such as www.PenskeCars.com and www.sytner.co.uk as discussed above under “Leverage Internet Marketing”. We also utilize traditional marketing avenues in many markets, including, newspaper, direct mail, magazine, television, and radio advertising. Automobile manufacturers supplement our local and regional advertising efforts through large advertising campaigns promoting their brands and promoting attractive financing packages and other incentive programs they may offer. In an effort to realize increased efficiencies, we are focusing on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for targeted marketing resources.

Agreements with Vehicle Manufacturers

We operate our dealerships under separate agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. In addition, the General Manager and/or the owner of a dealership typically cannot be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and related parts and warranty services at our dealership. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brand at our dealership.

Some of our agreements, including those with BMW, Honda, Mercedes-Benz and Toyota, expire after a specified period of time, ranging from one to six years. Manufacturers have generally not terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed without substantial cost. We currently expect the manufacturers to renew all of our franchise agreements as they expire. In addition, certain agreements with the manufacturers limit the total number of dealerships of that brand that we may own in a particular geographic area and, in some cases, limit the total number of their vehicles that we may sell as a percentage of a particular manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. To date, we have reached the limit of the number of Lexus dealerships we may own in the U.S., and we have reached certain geographical limitations with certain manufacturers in the U.S. and U.K. Where these limits are reached, we cannot acquire additional franchises of those brands in the relevant market unless we can negotiate modifications to the agreements. We may not be able to negotiate any such modifications.

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

Our agreements with manufacturers or distributors usually give them the right, in some circumstances (including upon a merger, sale, or change of control of the company, or in some cases a material change in our business or capital structure), to acquire the dealerships from us at fair market value. For example, our agreement with General Motors provides that, upon a proposed purchase of 20% or more of our voting stock by any new person or entity or another manufacturer (subject to certain exceptions), an extraordinary corporate transaction (such as a merger, reorganization or sale of a material amount of assets) or a change of control of our board of directors, General Motors has the right to acquire all assets, properties and business of any General Motors dealership owned by us for fair value. Some of our agreements with other major manufacturers, including Honda and Toyota, contain provisions similar to the General Motors provisions.

Competition

The automotive retail industry is currently served by franchised automotive dealerships, independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas, relying on our premium facilities, advertising and merchandising, management experience, sales expertise, reputation and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by automotive manufacturers and national and regional automotive retail chains. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which gives them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from on-line purchasing services and warehouse clubs. With respect to arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions such as banks and local credit unions.

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

We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, franchised and independent aftermarket auto repair shops, and auto parts retailers in our parts operations. We believe that the principal factors consumers consider when determining where to purchase vehicle parts and service are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer’s brands and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

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

PTL Competition. As an alternative to using PTL’s full-service truck leasing or contract maintenance services, PTL believes that most potential customers perform some or all of these services themselves. They may also purchase similar or alternative services from other third-party vendors. PTL’s full-service truck leasing operations compete with companies providing similar services on a national, regional and local level. PTL’s contract maintenance offering competes primarily with truck and trailer manufacturers and independent dealers who provide maintenance services. Its commercial and consumer rental operations compete with several other nationwide truck rental systems, a large number of truck leasing and rental companies with multiple branches operating on a regional basis, and many similar companies operating primarily on a local basis. Its logistics business competes with other dedicated logistics providers, transportation management businesses, freight brokers, warehouse providers and truckload carriers on a national, regional and local level, as well as with the internal supply chain functions of prospective customers who rely on their own resources for logistics management.

Employees and Labor Relations

As of December 31, 2012, we employed approximately 16,700 people, approximately 595 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to dealership profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity and similar regulations, as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs, state attorneys general and federal agencies in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles.

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

Europe generally does not have these laws and, as a result, our European dealerships operate without these types of protections. However, current European rules limit automotive manufacturers’ “block exemption” to certain anti-competitive rules in regards to establishing and maintaining a retail network. As a result, existing manufacturer authorized retailers are able to, subject to manufacturer facility requirements, relocate or add additional facilities throughout the European Union, offer multiple brands in the same facility, allow the operation of service facilities independent of new car sales facilities and ease restrictions on transfers of dealerships between existing franchisees within the European Union. In June 2013, the European rules will change such that the authorized retailer’s abilities will be more limited. We do not currently believe that the rule changes will have a material effect on us.

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

An expanding trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2025. Furthermore, in response to concerns that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered, or have been implemented, at state and federal levels.  Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements or new federal and state restrictions on emissions of carbon dioxide on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the vehicles that we sell.

We have a proactive strategy related to environmental, health and safety compliance, which includes contracting with third-parties to inspect our facilities periodically. We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material effect on us. However, soil and groundwater contamination is known to exist at certain of our current or former properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.

Insurance

The automotive retail industry is subject to substantial risk of loss due to the significant concentration of property values at dealership locations, including vehicles and parts. In addition, we are exposed to liabilities arising out of our operations, including claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements. We attempt to manage such risks through insurance programs, including umbrella and excess insurance policies, subject to specified deductibles and significant loss retentions. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. As a result, we are exposed to uninsured and underinsured losses that could have a material adverse effect on us.

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

Restructuring, bankruptcy or other adverse condition affecting a significant automotive manufacturer or supplier. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2012, revenue generated at our BMW/MINI, Audi/Volkswagen/Porsche/Bentley, Toyota/Lexus/Scion, Honda/Acura, and Mercedes-Benz/Sprinter/smart dealerships represented 26%, 19%, 14%, 13%, and 11% respectively, of our total revenues. Significant adverse events, such as the reduced 2011 new vehicle production by Japanese automotive manufacturers caused by the significant production and supply chain disruptions resulting from the earthquake and tsunami that struck Japan in March 2011, or future events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events relate to any of the manufacturers whose franchises generate a significant percentage of our revenue.

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

Property loss, business interruption or other liabilities. Our business is subject to substantial risk of loss due to: the significant concentration of property values, including vehicle and parts inventories, at our operating locations; claims by employees, customers and third parties for personal injury or property damage; and fines and penalties in connection with alleged violations of regulatory requirements. While we have insurance for many of these risks, we retain risk relating to certain of these perils and certain perils are not covered by our insurance. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. If we experience significant losses that are not covered by our insurance, whether due to adverse weather conditions or otherwise, or we are required to retain a significant portion of a loss, it could have a significant and adverse effect on us.

Leverage.  Our significant debt and other commitments expose us to a number of risks, including:

Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $2.1 billion of floor plan notes payable, $937.5 million of non vehicle long-term debt and $4.8 billion of future lease commitments (including extension periods and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

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

Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany and Italy, and a 9.0% ownership interest in PTL. We expect to receive annual operating distributions from each such venture, and, in the case of PTL, to realize U.S tax savings as a result of our investment. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, because PTL is engaged in different businesses than we are, its performance may vary significantly from ours.

Performance of sublessees. In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2012 totaled approximately $11.5 million. In the aggregate, we remain ultimately liable for approximately $194.6 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

Information Technology. Our information systems are fully integrated into our operations and we rely on them to operate effectively, including with respect to: electronic communications and data transfer protocols with manufacturers and other vendors; customer relationship management; sales and service scheduling; data storage; and financial and operational reporting. The majority of our systems are licensed from third parties, the most significant of which are provided by one supplier in the U.S. and one supplier in the U.K. The failure of our information systems to perform as designed or the failure to protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.

Cybersecurity. We collect, process, and retain sensitive and confidential customer information in the normal course of our business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

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

Vehicle Requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., vehicle manufacturers are subject to federally mandated corporate average fuel economy standards which will increase substantially through 2025. Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles.  Significant increases in fuel economy requirements and new federal or state restrictions on emissions on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the new vehicles that we sell.

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

Related parties.  Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co and its affiliates (“Mitsui”), together beneficially own approximately 53% of our outstanding common stock. The presence of such significant shareholders results in several risks, including:

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

We have a significant number of shares of common stock eligible for future sale.  Penske Corporation and Mitsui own approximately 53% of our common stock and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. The introduction of any of these shares into the market could have a material adverse effect our stock price.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 15, 2013, there were approximately 200 holders of record of our common stock. The following table sets forth the high and low sales prices and quarterly dividends per share for our common stock as reported on the New York Stock Exchange Composite Tape during each quarter of 2012 and 2011.

	High	Low	Dividend
2011:
First Quarter	$22.10	$16.24	$—
Second Quarter	23.24	18.46	0.07
Third Quarter	24.00	15.31	0.08
Fourth Quarter	22.45	14.87	0.09
2012:
First Quarter	$25.90	$18.47	$0.10
Second Quarter	27.58	20.26	0.11
Third Quarter	31.04	21.32	0.12
Fourth Quarter	32.35	26.10	0.13

Dividends

In addition to the dividends noted above, we have announced the payment of a dividend of $0.14 per share to be paid on March 1, 2013 to record holders as of February 11, 2013. Future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness and other factors considered relevant by our Board of Directors. In particular, our U.S. credit agreement and the indenture governing our 5.75% senior subordinated notes contain, and any future indenture that governs any notes which may be issued by us may contain, certain limitations on our ability to pay dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us. Also, pursuant to the automobile franchise agreements to which our dealerships are subject, our dealerships are generally required to maintain a certain amount of working capital, which could limit our subsidiaries’ ability to pay us dividends.

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2007 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors Inc. and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Penske Automotive Group, Inc., The S&P 500 Index

And An Industry Peer Group

*                 $100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/07	12/08	12/09	12/10	12/11	12/12
Penske Automotive Group, Inc.	100.00	45.25	89.45	102.65	114.83	182.74
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	49.73	104.28	154.05	197.77	236.46

Share Repurchases

For information with respect to repurchase of our shares by us, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Repurchases” on page 34.

Item 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2012, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions and have included the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold or made available for sale certain dealerships which have been treated as discontinued operations in accordance with generally accepted accounting principles. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2012(1)	2011(2)	2010(3)	2009(4)	2008(5)
	(In millions, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$13,163.5	$11,127.5	$9,943.4	$8,716.2	$10,518.6
Gross profit	$2,012.9	$1,761.8	$1,585.3	$1,459.0	$1,626.1
Income (loss) from continuing operations attributable to Penske Automotive Group common stockholders (6)	$193.0	$174.8	$121.1	$77.6	$(434.0)
Net income (loss) attributable to Penske Automotive Group common stockholders	$185.5	$176.9	$108.3	$76.5	$(420.0)
Diluted earnings (loss) per share from continuing operations attributable to Penske Automotive Group common stockholders	$2.14	$1.92	$1.32	$0.85	$(4.62)
Diluted earnings (loss) per share attributable to Penske Automotive Group common stockholders	$2.05	$1.94	$1.18	$0.83	$(4.47)
Shares used in computing diluted share data	90.3	91.3	92.1	91.7	94.0
Balance Sheet Data:
Total assets	$5,379.0	$4,499.4	$4,066.9	$3,793.2	$3,959.1
Total floor plan notes payable	$2,125.0	$1,635.2	$1,353.5	$1,115.7	$1,370.0
Total debt (excluding floor plan notes payable)	$937.5	$850.2	$776.1	$946.4	$1,063.4
Total equity attributable to Penske Automotive Group common stockholders	$1,304.2	$1,145.1	$1,050.7	$951.7	$813.8
Cash dividends per share	$0.46	$0.24	$—	$—	$0.36

(1)         Includes charges of $17.8 million ($13.0 million after-tax), or $0.14 per share, relating to costs associated with the repurchase and redemption of our 7.75% senior subordinated notes.

(2)         Includes benefit of $17.0 million, or $0.19 per share, from the resolution of certain tax items in the U.K. offset by a reduction in U.K. deferred tax assets of $6.0 million, or $0.07 per share.

(3)         Includes gains of $5.3 million ($3.6 million after-tax), or $0.04 per share, and $1.6 million ($1.1 million after-tax), or $0.01 per share, relating to a gain on the sale of an investment and the repurchase of $155.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes, respectively, offset by a charge of $4.1 million ($2.8 million after-tax), or $0.03 per share, associated with costs related to franchise closure and relocation costs.

(4)         Includes a gain of $10.4 million ($6.5 million after-tax), or $0.07 per share, relating to the repurchase of $68.7 million aggregate principal amount of our 3.5% senior subordinated convertible notes and charges of $5.2 million ($3.4 million after-tax), or $0.04 per share, relating to costs associated with the termination of the acquisition of the Saturn brand, our election to close three franchises in the U.S. and charges relating to our interest rate hedges of variable rate floor plan notes payable as a result of decreases in our vehicle inventories, and resulting decreases in outstanding floor plan notes payable, below hedged levels.

(5)         Includes charges of $661.9 million ($505.2 million after-tax), or $5.37 per share, including $643.5 million ($493.2 million after-tax), or $5.25 per share, relating to goodwill and franchise asset impairments, as well as, an additional $18.4 million ($12.0 million after-tax), or $0.13 per share, of dealership consolidation and relocation costs, severance costs, other asset impairment charges, costs associated with the termination of an acquisition agreement, and insurance deductibles relating to damage sustained at our dealerships in the Houston market during Hurricane Ike.

(6)         Excludes income from continuing operations attributable to non-controlling interests of $1.6 million, $1.4 million, $1.1 million, $0.5 million, and $1.1 million in 2012, 2011, 2010, 2009, and 2008, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” and “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through December 31, 2012.

Overview

We are the second largest automotive retailer headquartered in the U.S. as measured by the $13.2 billion in total revenue we generated in 2012. As of December 31, 2012, we operated 344 retail automotive franchises, of which 173 franchises are located in the U.S. and 171 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2012, we retailed and wholesaled more than 402,000 vehicles. We are diversified geographically, with 64% of our total revenues in 2012 generated in the U.S. and Puerto Rico and 36% generated outside the U.S. We offer approximately 40 vehicle brands, with 96% of our total retail revenue in 2012 generated from brands of non-U.S. based manufacturers, and 70% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

We also hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation (“GECC”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings each quarter on our statements of operations under the caption “Equity in Earnings of Affiliates” which also includes the results of our other investments.

Outlook

The level of new automotive unit sales in our markets affects our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement in the automotive market in the U.S. over the next several years. During 2012, 14.5 million cars and light trucks were sold in the U.S., representing a 13% improvement over the 12.8 million cars and light trucks sold during 2011. We believe the U.S. automotive market will continue to improve based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, lower cost of credit for consumers, and the planned introduction of new models by many different vehicle brands.

Vehicle registrations in the U.K. were 2.04 million during 2012, compared to 1.94 million during 2011, representing an increase of 5.3%. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe despite domestic and international economic concerns, the U.K. market will continue to grow as a result of U.K. motorists responding positively to new products and the latest fuel-efficient technology. We also expect continued resiliency in premium brand sales in the U.K. in 2013. See Item 1A. “Risk Factors.”

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

Aggregate gross profit increased $251.1 million, or 14.3%, during 2012 compared to 2011. The increase in gross profit is largely attributable to a 9.9% increase in same store retail revenue. Our retail gross margin percentage declined from 16.8% during 2011 to 16.3% during 2012, due primarily to lower gross margin on new and used vehicle retail sales as well as an increase in the percentage of our revenues generated by vehicle sales, which carry a lower gross margin than other parts of our business.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has increased during 2012 as a result of higher applicable interest rates due to the impact of interest rate swap transactions that began in 2012, as well as an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during 2012 due to the increase in borrowings under our revolving credit agreements in the U.S. and U.K. due to significant acquisitions in 2012.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. Because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities and the return realized from our investments in various joint ventures and other non-consolidated investments. See Item 1A — “Risk Factors” and “Forward-Looking Statements” below.

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

Revenue Recognition

Vehicle, Parts and Service Sales

We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. During 2012, 2011, and 2010, we earned $475.0 million, $373.5 million, and $350.2 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $463.2 million, $363.5 million, and $341.5 million was recorded as a reduction of cost of sales.

Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.4 million and $21.0 million as of December 31, 2012 and 2011, respectively.

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

Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our PAG Investments operating segment, which includes our investments in non-automotive retail operations, and our Hertz rental business operating segment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The goodwill included in our Other reportable segment relates to our Hertz rental business operating segment and was initially recorded in the fourth quarter of 2012.

We prepare a qualitative assessment of the carrying value of goodwill in our Retail reportable segment using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2012, we concluded that it was not more likely than not that any of the four reporting units’ fair value were less than their carrying amount. If the additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using our weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe that this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and our cost of capital.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $303.2 million and $298.6 million as of December 31, 2012 and 2011, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $20.1 million and $25.9 million as of December 31, 2012 and 2011, respectively. Changes in the reserve estimate during 2012 relate primarily to positive claims experience in our general liability and workers compensation programs.

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

We do not provide for U.S. taxes relating to undistributed earnings or losses of our foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the U.K.) was $117.0 million, $98.4 million, and $97.0 million during 2012, 2011 and 2010, respectively. We believe these earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2012, we have not provided U.S. federal income taxes on a total of approximately $817.4 million of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, we would be subject to U.S. income taxes in excess of foreign taxes paid and certain foreign withholding taxes.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”, which requires the presentation of components of other comprehensive income with the components of net income. We adopted the standard on January 1, 2012. In December 2011, the FASB issued ASU No. 2011-12, which included amendments that effectively deferred only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. In February 2013, the FASB issued ASU No. 2013-02, which includes amendments that supersede and replace the presentation requirements for reclassification out of other comprehensive income. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. Adoption of ASU No. 2011-05 and ASU No. 2011-12 did not affect our consolidated financial position, results of operations, or cash flows. We do not expect the adoption of ASU No. 2013-02 to affect our consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 will require disclosure of the effect or potential effect of offsetting arrangements on our financial position as well as enhanced disclosure of the rights of setoff associated with our recognized assets and recognized liabilities. In January 2013, the FASB issued ASU No. 2013-01, which included amendments that clarified the scope of ASU No. 2011-11. ASU No. 2011-11 and ASU No. 2013-01 are effective for periods beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect our consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” In accordance with the amendments in ASU No. 2012-02, we have the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, we are not required to take further action. We adopted the standard on October 1, 2012. Adoption of ASU No. 2012-02 did not affect our consolidated financial position, results of operations, or cash flows.

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

2012 compared to 2011 and 2011 compared to 2010 (in millions, except unit and per unit amounts)

Our results for 2012 include costs of $17.8 million ($13.0 million after-tax), or $0.14 per share, relating to the redemption of $375.0 million aggregate principal amount of our previously outstanding 7.75% Notes. Our results for 2011 include a net income tax benefit of $11.0 million, or $0.12 per share, reflecting a positive adjustment from the resolution of certain tax items in the U.K. of $17.0 million, or $0.19 per share, partially offset by a reduction in U.K. deferred tax assets of $6.0 million, or $0.07 per share.

Our results for 2010 include a gain of $5.3 million ($3.6 million after-tax), or $0.04 per share, relating to a gain on the sale of an investment, a gain of $1.6 million ($1.1 million after-tax), or $0.01 per share, relating to the repurchase of $155.7 million aggregate principal amount of our previously outstanding 3.5% senior subordinated convertible notes, and a charge of $4.1 million ($2.8 million after-tax), or $0.03 per share, associated with costs related to franchise closure and relocation costs.

New Vehicle Data

			2012 vs. 2011				2011 vs. 2010
New Vehicle Data	2012	2011	Change	% Change	2011	2010	Change	% Change
New retail unit sales	180,764	149,068	31,696	21.3%	149,068	143,862	5,206	3.6%
Same-store new retail unit sales	162,901	144,289	18,612	12.9%	141,406	141,000	406	0.3%
New retail sales revenue	$6,782.4	$5,639.4	$1,143.0	20.3%	$5,639.4	$5,106.7	$532.7	10.4%
Same-store new retail sales revenue	$6,121.8	$5,434.4	$687.4	12.6%	$5,307.9	$5,008.9	$299.0	6.0%
New retail sales revenue per unit	$37,521	$37,831	$(310)	(0.8)%	$37,831	$35,497	$2,334	6.6%
Same-store new retail sales revenue per unit	$37,580	$37,663	$(83)	(0.2)%	$37,536	$35,524	$2,012	5.7%
Gross profit — new	$549.0	$469.4	$79.6	17.0%	$469.4	$420.3	$49.1	11.7%
Same-store gross profit — new	$493.3	$452.9	$40.4	8.9%	$441.6	$411.3	$30.3	7.4%
Average gross profit per new vehicle retailed	$3,037	$3,149	$(112)	(3.6)%	$3,149	$2,922	$227	7.8%
Same-store average gross profit per new vehicle retailed	$3,028	$3,139	$(111)	(3.5)%	$3,123	$2,917	$206	7.1%
Gross margin% — new	8.1%	8.3%	(0.2)%	(2.4)%	8.3%	8.2%	0.1%	1.2%
Same-store gross margin% — new	8.1%	8.3%	(0.2)%	(2.4)%	8.3%	8.2%	0.1%	1.2%

Units

Retail unit sales of new vehicles increased 31,696 units, or 21.3%, from 2011 to 2012, and increased 5,206 units, or 3.6%, from 2010 to 2011. The increase from 2011 to 2012 is due to a 18,612 unit, or 12.9%, increase in same store new retail unit sales, coupled with a 13,084 unit increase from net dealership acquisitions during the year. Same store units increased 14.8% in the U.S. and 7.6% internationally. The same store increases were driven by a 9.5% increase in our premium brands, a 16.4% increase in our volume foreign brands, and a 20.4% increase in our domestic brands. We believe our premium, volume foreign, and domestic brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, introduction of new models, and specifically in the case of volume foreign Japanese brands, improved inventory levels, as these manufacturers have returned to normal production levels following the March 2011 tsunami.

The increase from 2010 to 2011 is due to a 406 unit, or 0.3%, increase in same store new retail unit sales, coupled with a 4,800 unit increase from net dealership acquisitions during the year. The same store increase is primarily due to an increase in premium brand unit sales.

Revenues

New vehicle retail sales revenue increased $1.14 billion, or 20.3%, from 2011 to 2012 and increased $532.7 million, or 10.4%, from 2010 to 2011. The increase from 2011 to 2012 is due to a $687.4 million, or 12.6%, increase in same-store revenues, coupled with a $455.6 million increase from net dealership acquisitions during the year. The same store revenue increase is due primarily to the 12.9% increase in same store unit sales, which increased revenue by $699.4 million, somewhat offset by an $83, or 0.2%, decrease in comparative average selling prices per unit, which decreased revenue by $12.0 million.

The increase from 2010 to 2011 is due to a $299.0 million, or 6.0%, increase in same store revenues, coupled with a $233.7 million increase from net dealership acquisitions during the year. The same store revenue increase is due primarily to a $2,012, or 5.7%, increase in average selling prices per unit, which increased revenue by $283.7 million, coupled with the 0.3% increase in new retail unit sales, which increased revenue by $15.3 million. We believe the changes in comparative average selling price per unit were driven in part by inventory availability in our Japanese volume foreign brands as a result of the March 2011 tsunami.

Gross Profit

Retail gross profit from new vehicle sales increased $79.6 million, or 17.0%, from 2011 to 2012, and increased $49.1 million, or 11.7%, from 2010 to 2011. The increase from 2011 to 2012 is due to a $40.4 million, or 8.9%, increase in same store gross profit, coupled with a $39.2 million increase from net dealership acquisitions during the year. The same store increase is due primarily to the 12.9% increase in new retail unit sales, which increased gross profit by $56.4 million, somewhat offset by a $111, or 3.5%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $16.0 million. We believe that the changes in gross profit per unit and gross margin in 2012 and 2011 were driven in part by inventory availability of Japanese brands as a result of the March 2011 tsunami. Inventory levels normalized in 2012.

The increase from 2010 to 2011 is due to a $30.3 million, or 7.4%, increase in same store gross profit, coupled with a $18.8 million increase from net dealership acquisitions during the year. The same store increase is due primarily to a $206, or 7.1%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $29.0 million, coupled with the 0.3% increase in retail unit sales, which increased gross profit by $1.3 million.

Used Vehicle Data

			2012 vs. 2011				2011 vs. 2010
Used Vehicle Data	2012	2011	Change	% Change	2011	2010	Change	% Change
Used retail unit sales	145,580	121,501	24,079	19.8%	121,501	103,222	18,279	17.7%
Same-store used retail unit sales	131,987	118,295	13,692	11.6%	116,389	101,952	14,437	14.2%
Used retail sales revenue	$3,747.2	$3,238.2	$509.0	15.7%	$3,238.2	$2,728.1	$510.1	18.7%
Same-store used retail sales revenue	$3,421.4	$3,161.3	$260.1	8.2%	$3,110.4	$2,702.5	$407.9	15.1%
Used retail sales revenue per unit	$25,740	$26,651	$(911)	(3.4)%	$26,651	$26,429	$222	0.8%
Same-store used retail sales revenue per unit	$25,922	$26,724	$(802)	(3.0)%	$26,724	$26,507	$217	0.8%
Gross profit — used	$284.3	$253.9	$30.4	12.0%	$253.9	$212.7	$41.2	19.4%
Same-store gross profit — used	$260.9	$247.9	$13.0	5.2%	$243.9	$210.9	$33.0	15.6%
Average gross profit per used vehicle retailed	$1,953	$2,089	$(136)	(6.5)%	$2,089	$2,061	$28	1.4%
Same-store average gross profit per used vehicle retailed	$1,977	$2,095	$(118)	(5.6)%	$2,095	$2,069	$26	1.3%
Gross margin % — used	7.6%	7.8%	(0.2)%	(2.6)%	7.8%	7.8%	0.0%	0.0%
Same-store gross margin % — used	7.6%	7.8%	(0.2)%	(2.6)%	7.8%	7.8%	0.0%	0.0%

Units

Retail unit sales of used vehicles increased 24,079 units, or 19.8%, from 2011 to 2012 and increased 18,279 units, or 17.7%, from 2010 to 2011. The increase from 2011 to 2012 is due to a 13,692 unit, or 11.6%, increase in same store retail unit sales, coupled with a 10,387 unit increase from net dealership acquisitions. Same store units increased 14.2% in the U.S. and 6.2% internationally. The same store increases were driven by an 11.0% increase in our premium brands, a 12.6% increase in our volume foreign brands, and a 11.3% increase in our domestic brands. We believe that overall our same store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, and our focus on retailing trade-ins and minimizing wholesaled vehicles.

The increase from 2010 to 2011 is due to a 14,437 or 14.2%, increase in same store used retail unit sales, coupled with a 3,842 unit increase from net dealership acquisitions. The same store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S. and premium brands in the U.K.

Revenues

Used vehicle retail sales revenue increased $509.0 million, or 15.7%, from 2011 to 2012 and increased $510.1 million, or 18.7%, from 2010 to 2011. The increase from 2011 to 2012 is due to a $260.1 million, or 8.2%, increase in same store revenues, coupled with a $248.9 million increase from net dealership acquisitions. The same store revenue increase is due to the 11.6% increase in same store retail unit sales, which increased revenue by $354.9 million, somewhat offset by an $802, or 3.0%, decrease in comparative average selling prices per unit, which decreased revenue by $94.8 million.

The increase from 2010 to 2011 is due to a $407.9 million, or 15.1%, increase in same store revenues, coupled with a $102.2 million increase from net dealership acquisitions during the year. The same store revenue increase is due to the 14.2% increase in same store retail unit sales, which increased revenue by $385.8 million, coupled with a $217, or 0.8%, increase in comparative average selling price per unit, which increased revenue by $22.1 million.

Gross Profit

Retail gross profit from used vehicle sales increased $30.4 million, or 12.0%, from 2011 to 2012 and increased $41.2 million, or 19.4%, from 2010 to 2011. The increase from 2011 to 2012 is due to a $13.0 million, or 5.2%, increase in same store gross profit, coupled with a $17.4 million increase from net dealership acquisitions. The increase in same store gross profit is due to the 11.6% increase in used retail unit sales, which increased gross profit by $27.0 million, somewhat offset by a $118, or 5.6%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $14.0 million.

The increase from 2010 to 2011 is due to a $33.0 million, or 15.6%, increase in same store gross profit, coupled with an $8.2 million increase from net dealership acquisitions during the year. The increase in same store gross profit is primarily due to the 14.2% increase in used retail unit sales, which increased gross profit by $30.3 million, coupled with a $26, or 1.3%, increase in average gross profit per used vehicle retailed, which increased gross profit by $2.7 million.

Finance and Insurance Data

			2012 vs. 2011				2011 vs. 2010
Finance and Insurance Data	2012	2011	Change	% Change	2011	2010	Change	% Change
Total retail unit sales	326,344	270,569	55,775	20.6%	270,569	247,084	23,485	9.5%
Total same-store retail unit sales	294,888	262,584	32,304	12.3%	257,795	242,952	14,843	6.1%
Finance and insurance revenue	$322.6	$270.6	$52.0	19.2%	$270.6	$237.9	$32.7	13.7%
Same-store finance and insurance revenue	$298.8	$263.5	$35.3	13.4%	$259.3	$233.7	$25.6	11.0%
Finance and insurance revenue per unit	$988	$1,000	$(12)	(1.2)%	$1,000	$963	$37	3.8%
Same-store finance and insurance revenue per unit	$1,013	$1,004	$9	0.9%	$1,006	$962	$44	4.6%

Finance and insurance revenue increased $52.0 million, or 19.2%, from 2011 to 2012 and increased $32.7 million, or 13.7%, from 2010 to 2011. The increase from 2011 to 2012 is due to a $35.3 million, or 13.4%, increase in same store revenues during the period, coupled with a $16.7 million increase from net dealership acquisitions. The same store revenue increase is due to a 12.3% increase in same store retail unit sales, which increased revenue by $32.9 million, coupled with a $9, or 0.9%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $2.4 million. The overall decreased revenue per unit was driven by lower per unit revenue at our recently acquired dealerships.

The increase from 2010 to 2011 is due to a $25.6 million, or 11.0%, increase in same store revenues, coupled with an $7.1 million increase from net dealership acquisitions during the year. The same store revenue increase is due to a 6.1% increase in retail unit sales, which increased revenue by $14.9 million, coupled with a $44, or 4.6%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $10.7 million.

Service and Parts Data

			2012 vs. 2011				2011 vs. 2010
Service and Parts Data	2012	2011	Change	% Change	2011	2010	Change	% Change
Service and parts revenue	$1,446.7	$1,329.1	$117.6	8.8%	$1,329.1	$1,244.0	$85.1	6.8%
Same-store service and parts revenue	$1,315.9	$1,289.8	$26.1	2.0%	$1,268.7	$1,230.4	$38.3	3.1%
Gross profit	$843.0	$762.7	$80.3	10.5%	$762.7	$707.8	$54.9	7.8%
Same-store gross profit	$768.6	$741.1	$27.5	3.7%	$726.5	$698.7	$27.8	4.0%
Gross margin	58.3%	57.4%	0.9%	1.6%	57.4%	56.9%	0.5%	0.9%
Same-store gross margin	58.4%	57.5%	0.9%	1.6%	57.3%	56.8%	0.5%	0.9%

Revenues

Service and parts revenue increased $117.6 million, or 8.8%, from 2011 to 2012 and increased $85.1 million, or 6.8%, from 2010 to 2011. The increase from 2011 to 2012 is due to a $26.1 million, or 2.0%, increase in same store revenues during the year, coupled with a $91.5 million increase from net dealership acquisitions. The increase in same store revenue is due to a $16.9 million, or 1.8%, increase in customer pay revenue, a $5.2 million, or 2.0%, increase in warranty revenue, and a $4.4 million, or 29.4%, increase in vehicle preparation revenue. These same store revenue increases are somewhat offset by a $0.4 million, or 0.4%, decrease in body shop revenue.

The increase from 2010 to 2011 is due to a $38.3 million, or 3.1%, increase in same store revenues during the year, coupled with a $46.8 million increase from net dealership acquisitions. The increase in same store revenue is due to a $46.4 million, or 5.3%, increase in customer pay revenue. The customer pay increase is somewhat offset by a $6.2 million, or 2.4%, decrease in warranty revenue, a $1.3 million, or 1.4%, decrease in body shop revenue, and a $0.6 million, or 4.3%, decrease in vehicle preparation revenue.

Gross Profit

Service and parts gross profit increased $80.3 million, or 10.5%, from 2011 to 2012 and increased $54.9 million, or 7.8%, from 2010 to 2011. The increase from 2011 to 2012 is due to a $27.5 million, or 3.7%, increase in same store gross profit during the year, coupled with a $52.8 million increase from net dealership acquisitions. The same store gross profit increase is due to the $26.1 million, or 2.0%, increase in same store revenues, which increased gross profit by $15.3 million, coupled with a 1.6% increase in gross margin percentage, which increased gross profit by $12.2 million. The same store gross profit increase is composed of an $8.8 million, or 2.0%, increase in customer pay gross profit, a $0.2 million, or 0.1%, increase in warranty gross profit, a $0.1 million, or 0.2%, increase in body shop gross profit, and an $18.4 million, or 17.3%, increase in vehicle preparation gross profit.

The increase from 2010 to 2011 is due to a $27.8 million, or 4.0%, increase in same store gross profit, coupled with a $27.1 million increase from net dealership acquisitions during the year. The same store gross profit increase is due to the $38.3 million, or 3.1%, increase in same store revenues, which increased gross profit by $21.9 million, coupled with a 0.9% increase in gross margin percentage, which increased gross profit by $5.9 million. The same store gross profit increase is composed of a $22.4 million, or 5.3%, increase in customer pay gross profit, a $2.3 million, or 4.5%, increase in body shop gross profit, and an $8.3 million, or 8.8%, increase in vehicle preparation gross profit. These same store increases are somewhat offset by a $5.2 million, or 3.9%, decrease in warranty gross profit.

Selling, General and Administrative

			2012 vs. 2011				2011 vs. 2010
Selling, General and Administrative Data	2012	2011	Change	% Change	2011	2010	Change	% Change
Personnel expense	$885.0	$782.0	$103.0	13.2%	$782.0	$703.5	$78.5	11.2%
Advertising expense	$81.9	$69.8	$12.1	17.3%	$69.8	$65.0	$4.8	7.4%
Rent & related expense	$246.7	$231.1	$15.6	6.8%	$231.1	$220.0	$11.1	5.0%
Other expense	$380.5	$336.2	$44.3	13.2%	$336.2	$298.8	$37.4	12.5%
Total SG&A expenses	$1,594.1	$1,419.1	$175.0	12.3%	$1,419.1	$1,287.3	$131.8	10.2%
Same store SG&A expenses	$1,447.2	$1,378.3	$68.9	5.0%	$1,354.8	$1,265.9	$88.9	7.0%

Personnel expense as % of gross profit	44.0%	44.4%	-0.4%	-0.9%	44.4%	44.4%	0.0%	0.0%
Advertising expense as % of gross profit	4.1%	4.0%	0.1%	2.5%	4.0%	4.1%	(0.1)%	(2.4)%
Rent & related expense as % of gross profit	12.3%	13.1%	(0.8)%	(6.1)%	13.1%	13.9%	(0.8)%	(5.8)%
Other expense as % of gross profit	18.9%	19.1%	(0.2)%	(1.0)%	19.1%	18.8%	0.3%	1.6%
Total SG&A expenses as % of gross profit	79.2%	80.5%	(1.3)%	(1.6)%	80.5%	81.2%	(0.7)%	(0.9)%
Same store SG&A expenses as % of gross profit	79.1%	80.6%	(1.5)%	(1.9)%	80.8%	81.1%	(0.3)%	(0.4)%

Selling, general and administrative (“SG&A”) expenses increased $175.0 million, or 12.3%, from 2011 to 2012 and increased $131.8 million, or 10.2%, from 2010 to 2011. The aggregate increase from 2011 to 2012 is due to a $68.9 million, or 5.0%, increase in same store SG&A, coupled with a $106.1 million increase from net dealership acquisitions. The increase in same store SG&A is due primarily to a net increase in variable personnel expenses, as a result of the 6.8% increase in same store retail gross profit versus the prior year.

The aggregate increase from 2010 to 2011 is due primarily to a $88.9 million, or 7.0%, increase in same store SG&A expenses, coupled with a $42.9 million increase from net dealership acquisitions during the year. The increase in same store SG&A expenses from 2010 to 2011 is due to a net increase in variable personnel expenses, as a result of the 7.5% increase in same store retail gross profit versus the prior year.

SG&A expenses as a percentage of total revenue were 12.1%, 12.8% and 12.9% in 2012, 2011, and 2010, respectively, and as a percentage of gross profit were 79.2%, 80.5%, and 81.2% in 2012, 2011, and 2010, respectively.

Depreciation

Depreciation increased $6.9 million, or 14.6%, from 2011 to 2012 and increased $2.6 million, or 5.8%, from 2010 to 2011. The increase from 2011 to 2012 is due to a $3.1 million, or 6.7%, increase in same store depreciation, coupled with a $3.8 million increase from net dealership acquisitions during the year. The increase from 2010 to 2011 is due to a $1.3 million, or 2.9%, increase in same store depreciation, coupled with a $1.3 million increase from net dealership acquisitions during the year. The same store increases are primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $11.6 million, or 42.5%, from 2011 to 2012 and decreased $5.6 million, or 17.1%, from 2010 to 2011. The increase from 2011 to 2012 is due primarily to a $10.4 million, or 39.7%, increase in same store floor plan interest expense and a $1.2 million increase from net dealership acquisitions. The same store increase is due primarily to an increase in the effective interest rate due to the impact of our swap transactions in 2012, as well as increased amounts outstanding under floor plan arrangements.

The decrease from 2010 to 2011 is primarily due to a $6.5 million, or 20.2%, decrease in same store floor plan interest expense, offset by a $0.9 million increase from net dealership acquisitions. The same store decrease is due to lower effective interest rates in 2011 primarily due to the expiration of interest rate swaps in January 2011 somewhat offset by higher average outstanding floor plan balances in 2011.

Other Interest Expense

Other interest expense increased $2.6 million, or 6.0%, from 2011 to 2012 and decreased $4.2 million, or 8.8%, from 2010 to 2011. The increase from 2011 to 2012 is due primarily to incremental borrowings made during 2012 relating to acquisitions. The decrease from 2010 to 2011 is due to 2010 and 2011 repurchases of our 3.5% senior subordinated convertible notes and term loan repayments, somewhat offset by increased average borrowings on the revolving credit line under the U.S. credit agreement.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $2.1 million, or 8.3%, from 2011 to 2012, and increased $4.9 million, or 23.7%, from 2010 to 2011. These increases were primarily attributable to an increase in equity in earnings from our investment in PTL and increases in earnings at our foreign automotive joint ventures.

Debt Redemption Costs

We incurred a $17.8 million pre-tax charge in connection with the redemption of our 7.75% senior subordinated notes during 2012, consisting of a $15.8 million redemption premium and the write-off of $2.0 million of unamortized deferred financing costs.

Income Taxes

Income taxes increased $22.6 million, or 31.6%, from 2011 to 2012, and increased $8.3 million, or 13.0%, from 2010 to 2011. The increase from 2011 to 2012 is due to an overall increase in our pre-tax income versus the prior year despite the $17.8 million of debt redemption costs in 2012; however, the 2011 results include a net benefit of $11.0 million from the resolution of certain tax items in the U.K., offset by reductions in U.K. deferred tax assets. Adjusting for the $11.0 million net tax benefit, income taxes increased $19.2 million, or 30.3%, from 2010 to 2011, due primarily to an increase in our pre-tax income versus prior year.

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

As of December 31, 2012, we had working capital of $79.5 million, including $43.8 million of cash, available to fund our operations and capital commitments. In addition, we had $325.0 million and £77.1 million ($125.3 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy.

During 2012, we acquired 55,631 shares of our common stock for $1.3 million, or an average of $23.49 per share, from employees in connection with vesting of employee restricted stock awards. During 2012, we also repurchased 350,000 shares of our outstanding common stock on the open market for a total of $8.5 million, or an average of $24.35 per share, under a program approved by our Board of Directors. We have $98.3 million in repurchase authorization under the existing securities repurchase program.

Dividends

We paid the following cash dividends on our common stock in 2011 and 2012:

Per Share Dividends

2011

Second Quarter	$0.07
Third Quarter	0.08
Fourth Quarter	0.09

2012

First Quarter	$0.10
Second Quarter	0.11
Third Quarter	0.12
Fourth Quarter	0.13

We also have announced a cash dividend of $0.14 per share payable on March 1, 2013 to shareholders of record on February 11, 2013. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

Vehicle Financing

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

The floor plan agreements typically grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S., are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR, Finance House Base Rate, or Euro Interbank Offered Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. credit agreement”), which provides for up to $375 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $110 million, and for an additional $10 million of availability for letters of credit, through September 2015. The revolving loans bear interest at a defined LIBOR plus 2.25%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.25%, may be prepaid at any time, but then may not be re-borrowed. We repaid $17 million and $7 million under the term loan in 2012 and 2011, respectively.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2012, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See Item 1A — “Risk Factors” and “Forward Looking Statements” below.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2012, $110.0 million of term loans, $0.5 million of letters of credit, and $50.0 million of revolver borrowings were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2012, outstanding loans under the U.K. credit agreement amounted to £34.2 million ($55.6 million).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of December 31, 2012, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements” below.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of December 31, 2012, the amount outstanding under the U.K. term loan was £24.0 million ($39.0 million).

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

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing wholly-owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of December 31, 2012, we were in compliance with all negative covenants, and there were no events of default.

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

7.75% Senior Subordinated Notes

In the third quarter of 2012, we redeemed our $375 million principal amount of 7.75% Notes plus accrued interest. We incurred a $17.8 million pre-tax charge in connection with the redemption, consisting of a $15.8 million redemption premium and the write-off of $2.0 million of unamortized deferred financing costs.

Car Rental Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $50 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at 3 month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2014. As of December 31, 2012 outstanding loans under the car rental revolver amounted to $23.2 million.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2012, we owed $104.0 million of principal under our mortgage facilities.

Short-term Borrowings

We have three principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, and the floor plan agreements in place that we utilize to finance our vehicle inventories. Over time, we are able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

During 2012, outstanding revolving commitments varied between no balance and $188.5 million under the U.S. credit agreement and between no balance and £92.0 million ($149.5 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. Our prior interest rate swap agreements which fixed the LIBOR portion of $300.0 million of our floating rate floor plan debt at 3.67% concluded in January 2011. During 2012, the swaps increased the weighted average interest rate on our floor plan borrowings by 38 basis points.

PTL Dividends

We own a 9.0% limited partnership interest in Penske Truck Leasing. During 2012, 2011, and 2010 we received $18.5 million, $7.8 million, and $8.8 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease a majority of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.8 billion. Pursuant to the leases for some of our facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit.  A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of December 31, 2012, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Off-Balance Sheet Arrangements

We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event a subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2012 was approximately $11.5 million, and, in aggregate, we guarantee or are otherwise liable for approximately $194.6 million of third-party lease payments, including lease payments during available renewal periods.

We hold a 9.0% limited partnership interest in PTL. Historically General Electric Capital Corporation (“GECC”) has provided PTL with a majority of its financing. Since April 2012, PTL has refinanced a significant amount of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co-issued $700 million of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700 million derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700 million of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, we have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $0.95 million for acting as co-obligor. The maximum amount of our potential obligations to GECC under this agreement are 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9% of interest payments under the Holdings Bonds, plus fees and default interest, if any. Although we do not currently expect to make material payments to GECC under this agreement, this outcome cannot be predicted with certainty.

Cash Flows

Cash and cash equivalents increased by $16.6 million, $9.0 million and $4.1 million during 2012, 2011 and 2010, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $327.9 million, $133.3 million, and $207.4 million during 2012, 2011, and 2010, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Year Ended December 31,
	2012	2011	2010
Net cash from continuing operating activities as reported	$327.9	$133.3	$207.4
Floor plan notes payable — non-trade as reported	65.3	202.9	64.0
Net cash from continuing operating activities including all floor plan notes payable	$393.2	$336.2	$271.4

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $401.1 million, $361.2 million, and $83.3 million during 2012, 2011, and 2010, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, net expenditures for acquisitions and other investments, and proceeds from sale-leaseback transactions. Capital expenditures were $161.3 million, $132.0 million, and $74.9 million during 2012, 2011, and 2010, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities and the acquisition of the property or buildings associated with existing leased facilities in our retail automotive segment. In 2012, we also incurred $9.9 million of capital expenditures relating to the acquisition of rental vehicles in our Hertz vehicle rental business. We currently expect to finance our retail automotive segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities and to use our car rental revolver for Hertz capital expenditures. Cash used in acquisitions and other investments, net of cash acquired, was $250.2 million, $232.1 million, and $22.2 million during 2012, 2011, and 2010, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $74.9 million, $54.5 million, and $9.9 million, respectively.  Proceeds from sale-leaseback transactions were $1.6 million during 2012. No sale-leaseback transactions occurred in 2010 or 2011.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $73.3 million and $208.0 million during 2012 and 2011, respectively. Cash used in continuing financing activities was $122.1 million during 2010. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of deferred financing costs, proceeds from the issuance of common stock and the exercise of stock options, and dividends.

We had net repayments of long-term debt of $27.6 million during 2012, which included net repayments on our U.S. credit agreement revolving loans of $82.0 million. We had net borrowings of long-term debt of $155.2 million, which included a net borrowing of $125.0 million on our U.S. credit agreement revolving loans. We had net repayments of long-term debt of $29.4 million 2010, which included a $15.0 million net repayment under our U.S. credit agreement term loan. During 2012, 2011 and 2010, we used $62.7 million, $87.3 million and $156.6 million to repurchase $63.3 million, $87.3 million and $155.7 million aggregate principal amount, respectively, of our Convertible Notes. We had net borrowings of floor plan notes payable non-trade of $65.3 million, $202.9 million, and $64.0 million during 2012, 2011, and 2010, respectively. In 2012, 2011, and 2010, we repurchased 405,631, 2.4 million, and 68,340 shares of common stock for $9.8 million, $44.3 million, and $0.8 million, respectively. During 2012 and 2011, we also paid $41.5 million and $22.0 million, respectively, of cash dividends to our stockholders. No cash dividends were paid to our stockholders during 2010.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Contractual Payment Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2012, except as otherwise noted. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities could cause actual payments to differ significantly from these amounts.  Potential payments noted above under “Off-Balance Sheet Arrangements” are excluded from this table.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Floorplan notes payable(A)	$2,124,984.0	$2,124,984.0	$—	$—	$—
Long-term debt obligations	937,517.0	19,493.0	276,956.0	51,154.0	589,914.0
Operating lease commitments	4,832,560.1	180,552.8	355,971.9	354,041.7	3,941,993.7
Scheduled interest payments(B)	322,632.6	34,560.7	68,627.3	66,432.8	153,011.8
Other liabilities(C)	14,682.0	—	—	14,682.0	—
	$8,232,375.7	$2,359,590.5	$701,555.2	$486,310.5	$4,684,919.5

(A)                               Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Inventory Financing.”

(B)                               Estimates of future variable rate interest payments under floor plan notes payable and our credit agreements are excluded due to our inability to estimate changes in interest rates in the future. See “Inventory Financing,” “U.S. Credit Agreement,” and “U.K. Credit Agreement” above for a discussion of such variable rates.

(C)                               Includes uncertain tax positions. Due to the subjective nature of our uncertain tax positions, we are unable to make reasonably reliable estimates of the timing of payments arising in connection with the unrecognized tax benefits; however, as a result of the statute of limitations, we do not expect any of these payments to occur in more than 5 years. We have thus classified these as “3 to 5 years.”

We expect that, other than for scheduled payments upon the maturity or termination dates of certain of our debt instruments, the amounts above will be funded through cash flow from operations or borrowings under our credit agreements. In the case of payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business or otherwise fund them from cash flows from operations or borrowings under our credit agreements.

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

As discussed above, we are a 9.0% limited partner of PTL, a leading provider of transportation services and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation. Among other things, the relevant agreements provide us with specified distribution and governance rights and restrict our ability to transfer our interests.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2012, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	84.95	%(A) (B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	%(C)
Northern Italy	BMW, MINI	70.00	%(B)

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

Seasonality

Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends. Also, vehicle demand, and to a lesser extent demand for service and parts, is generally lower during the winter months than in other seasons, particularly in regions of the U.S. where dealerships may be subject to severe winters. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year, due primarily to vehicle registration practices in the U.K.

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

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements.” Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

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

•        results of self insurance plans;

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

•             automobile manufacturers exercise significant control over our operations, and we depend on them, and continuation of our franchise agreements, in order to operate our business;

•             we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more automobile manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us, may negatively impact our revenue and profitability;

•             a restructuring of any significant automotive manufacturers or automotive suppliers;

•             our dealership operations may be affected by severe weather or other periodic business interruptions;

•             we have substantial risk of loss not covered by insurance;

•             we may not be able to satisfy our capital requirements for acquisitions, dealership renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

•             our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

•             higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;

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

We urge you to carefully consider these risk factors and further information under Item 1A-”Risk Factors” in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of December 31, 2012, a 100 basis point change in interest rates would result in an approximate $2.2 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. During 2010 and early January 2011, we were party to interest rate swap agreements pursuant to which the LIBOR portion of $300 million of our floating rate floor plan debt was fixed at 3.67%. In 2011, we entered into forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300 million of our floating rate floor plan debt is fixed at a rate of 2.135% and $100 million of our floating rate floor plan debt is fixed at a rate of 1.55%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2012, including consideration of the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $14.3 million change to our annual floor plan interest expense.

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

Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, mortgages, and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of December 31, 2012, we had dealership operations in the U.K., Germany, and Italy. In each of these markets, the local currency is the functional currency. We do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $476 million change to our revenues for the year ended December 31, 2012.

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

Based upon this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes. There were no changes in our internal control over financial reporting that occurred during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s and our auditors’ reports on our internal control over financial reporting are included with our financial statements filed as part of this Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

The information required by Items 10 through 14 is included in our definitive proxy statement under the captions “Election of Directors,” “Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Independent Auditing Firms,” “Related Party Transactions,” “Other Matters” and “Our Corporate Governance.” Such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2012. The securities noted below in reference to “plans not approved by security holders” are issuable under our 2012 Equity Incentive Plan, which is subject to shareholder approval at our May 9, 2013 annual meeting. The plan is described in more detail in footnote 13 to our consolidated financial statements appearing below in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	1,998,000
Total	—	$—	1,998,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

PENSKE AUTOMOTIVE GROUP, INC.

By:	/s/ Roger S. Penske
Roger S. Penske
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chairman of the Board and	February 28, 2013
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ David K. Jones	Executive Vice President and	February 28, 2013
David K. Jones	Chief Financial Officer (Principal Financial Officer)

/s/ J.D. Carlson	Senior Vice President and Corporate Controller	February 28, 2013
J.D. Carlson	(Principal Accounting Officer)

/s/ John D. Barr	Director	February 28, 2013
John D. Barr

/s/ Michael R. Eisenson	Director	February 28, 2013
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 28, 2013
Robert H. Kurnick, Jr.

/s/ William J. Lovejoy	Director	February 28, 2013
William J. Lovejoy

/s/ Kimberly J. McWaters	Director	February 28, 2013
Kimberly J. McWaters

/s/ Yoshimi Namba	Director	February 28, 2013
Yoshimi Namba

/s/Lucio A. Noto	Director	February 28, 2013
Lucio A. Noto

/s/ Richard J. Peters	Director	February 28, 2013
Richard J. Peters

/s/ Sandra E. Pierce	Director	February 28, 2013
Sandra E. Pierce

/s/ Ronald G. Steinhart	Director	February 28, 2013
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 28, 2013
H. Brian Thompson

/s/ Ronald G. Steinhart	Director	February 28, 2013
Ronald G. Steinhart

INDEX OF EXHIBITS

Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed on July 2, 2007).

3.2	Bylaws (incorporated by reference to exhibit 3.1 to our Form 8-K filed on December 7, 2007).

4.1

Indenture, regarding our 5.75% senior subordinated notes due 2022, dated as of August 28, 2012, by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 28, 2012).

4.1.1	Form of 5.75% senior subordinated notes due 2022 (included within the Indenture filed as Exhibit 4.1).

4.1.2

Registration Rights Agreement, dated August 28, 2012, by and among us, the subsidiary guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, U.S. Bancorp Investments, Inc. Stephens Inc. and BNP Paribas Securities Corp., relating to the 5.75% senior subordinated notes due 2022 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed August 28, 2012).

4.3.1

Third Amended and Restated Credit Agreement, dated as of October 30, 2008, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (the “U.S. Credit Agreement”) (incorporated by reference to exhibit 4.4 to our Form 10-Q filed November 5, 2008).

4.3.2	First Amendment dated October 30, 2009 to the U.S. Credit Agreement (incorporated by reference to exhibit 4.1 to the quarterly report on Form 10-Q filed November 4, 2009).

4.3.3	Second Amendment dated July 27, 2010 to the U.S. Credit Agreement (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed July 10, 2010).

4.3.4	Third Amendment dated December 14, 2010 to the U.S. Credit Agreement (incorporated by reference to Exhibit 4.3.4 to our 2010 annual report on Form 10-K filed February 28, 2011).

4.3.5	Fourth Amendment dated September 30, 2011 to the U.S. Credit Agreement (incorporated by reference to exhibit 4.1 to the Form 8-K filed September 30, 2011).

4.3.6	Fifth Amendment dated December 1, 2011 to the U.S. Credit Agreement (incorporated by reference to exhibit 4.1 to the Form 8-K filed December 6, 2011).

4.3.7

Sixth Amendment dated April 30, 2012 to the U.S. Credit Agreement (incorporated by reference to exhibit 4.1 to the Form 8-K filed December 6, 2011) which also amends the Second Amended and Restated Security Agreement dated as of September 4, 2004 among these same parties (incorporated by reference to exhibit 4.1 to the Form 10-Q filed on May 4, 2012.

4.3.8	Seventh Amendment dated September 28, 2012 to the U.S. Credit Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 1, 2012).

4.3.9	Eighth Amendment dated January 14, 2013 to the U.S. Credit Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on January 14, 2013).

4.3.10

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

4.4.3	Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).

4.4.4	Amendment dated September 29, 2008 to Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between

Sytner Group Limited and RBS (incorporated by reference to exhibit 4.4 of our October 1, 2008 Form 8-K).

10.1	Form of Dealer Agreement with Acura Automobile Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).

10.2	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit10.2.14 to our 2001 Form 10-K).

10.3	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).

10.4	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).

10.5	Form of Dealership Agreement with BMW (GB) Limited (incorporated by reference to exhibit 10.4 to our 2007 Form 10-K).

10.6	Form of Dealer Agreement with Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).

10.7	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).

10.8	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).

10.9	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).

10.10	Form of Dealer Agreement with MINI Division of BMW of North America, LLC (incorporated by reference to exhibit 10.10 to our 2009 Form 10-K filed February 24, 2010).

10.11	Form of Dealer Agreement with Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).

*10.12	Relocation Agreement with respect to David K. Jones dated August 1, 2011 (incorporated by reference to exhibit 10.1 to the Form 10-Q filed August 2, 2011).

*10.13	Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to exhibit 10.9 to our 2007 Form 10-K).

*10.14	Penske Automotive Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to exhibit 4.3 to our Form S-8 filed November 2, 2012).

*10.15	Form of 2002 Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to our Form 10-Q filed May 4, 2012).

*10.16	Form of 2012 Restricted Stock Agreement.

*10.17	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.16 to our 2010 Form 10-K filed February 28, 2011).

*10.18	Penske Automotive Group, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to exhibit 10.12 to our January 21, 2010 Form S-1).

10.19.1

First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).

10.19.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).

10.20	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).

10.21

Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. And Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).

10.22

Purchase Agreement by and between Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., International Motor Cars Group I, L.L.C., International Motor Cars Group II, L.L.C., Penske Corporation, Penske Automotive Holdings Corp, and Penske Automotive Group, Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed on February 17, 2004).

10.23

Stockholders Agreement among Penske Automotive Holdings Corp., Penske Corporation and Mitsui & Co., Ltd. And Mitsui & Co. (USA), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.1 to our March 26, 2004 Form 8-K).

10.24

VMC Holding Corporation Stockholders’ Agreement dated April 28, 2005 among VMC Holding Corporation, U.S., Transportation Resource Partners, LP., Penske Truck Leasing Co. LLP., and Opus Ventures General Partners Limited (incorporated by reference to exhibit 10.1 to our Form 10-Q filed on May 5, 2005).

10.25	Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).

10.26	Trade Name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10 to our Form 10-Q filed May 8, 2008).

10.27	Fourth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated April 30, 2012 by and among Penske Truck Leasing Corporation, LJ VP LLC, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10-Q filed May 4, 2012).

10.28

Amended and Restated Rights Agreement dated June 4, 2012 by and between Penske Automotive Group, Inc. and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.1 to the quarterly report on Form 10-Q filed August 3, 2012).

10.29

Amended And Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated April 30, 2012 by and among Penske Truck Leasing Corporation, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed May 4, 2012).

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

10.31

Co-obligation Fee, Indemnity and Security Agreement dated April 30, 2012 between General Electric Capital Corporation and us (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed May 4, 2012).

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiary List.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG Audit Plc.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101

The following materials from Penske Automotive Group’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, (v) the Consolidated Statement of Equity for the years ended December 31, 2012, 2011, and 2010, and (vi) the Notes to the Consolidated Financial Statements **.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC

As of December 31, 2012 and 2011 and For the Years Ended

December 31, 2012, 2011 and 2010

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.

Penske Automotive Group, Inc.

February 28, 2013

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

Management assessed the effectiveness of the UAG UK Holdings Limited’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the UAG UK Holdings Limited’s internal control over financial reporting is effective based on those criteria.

UAG UK Holdings Limited’s independent registered public accounting firm that audited the consolidated financial statements of UAG UK Holdings Limited (not included herein) has issued an audit report on the effectiveness of the UAG UK Holdings Limited’s internal control over financial reporting. This report appears on page F-5.

UAG UK Holdings Limited

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Penske Automotive Group, Inc.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary), which statements reflect total assets constituting 34% and 33% of consolidated total assets as of December 31, 2012 and 2011, respectively, and total revenues constituting 36%, 36%, and 37% of consolidated total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Those financial statements and the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited and subsidiaries and to the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for UAG UK Holdings Limited and subsidiaries) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UAG UK Holdings Limited:

We have audited the accompanying consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG Audit Plc

Birmingham, United Kingdom
February 28, 2013

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$43,753	$27,201
Accounts receivable, net of allowance for doubtful accounts of $2,919 and $2,086	552,868	429,633
Inventories	1,991,167	1,535,386
Other current assets	90,854	72,981
Assets held for sale	94,441	159,243

Total current assets	2,773,083	2,224,444
Property and equipment, net	1,023,781	839,630
Goodwill	974,720	897,305
Franchise value	283,292	225,901
Equity method investments	303,160	298,640
Other long-term assets	20,954	13,481

Total assets	$5,378,990	$4,499,401

LIABILITIES AND EQUITY
Floor plan notes payable	$1,408,363	$966,579
Floor plan notes payable — non-trade	716,621	668,581
Accounts payable	263,349	214,870
Accrued expenses	223,574	195,108
Current portion of long-term debt	19,493	3,414
Liabilities held for sale	62,156	103,001

Total current liabilities	2,693,556	2,151,553
Long-term debt	918,024	846,777
Deferred tax liabilities	287,818	205,845
Other long-term liabilities	163,271	145,654

Total liabilities	4,062,669	3,349,829
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,295 shares issued and outstanding at December 31, 2012; 90,277 shares issued and outstanding at December 31, 2011	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	700,013	702,335
Retained earnings	611,026	466,991
Accumulated other comprehensive income (loss)	(6,833)	(24,191)

Total Penske Automotive Group stockholders’ equity	1,304,215	1,145,144

Non-controlling interest	12,106	4,428

Total equity	1,316,321	1,149,572

Total liabilities and equity	$5,378,990	$4,499,401

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue:
New vehicle	$6,782,389	$5,639,381	$5,106,698
Used vehicle	3,747,236	3,238,152	2,728,051
Finance and insurance, net	322,567	270,579	237,894
Service and parts	1,446,729	1,329,064	1,244,035
Other	864,596	650,316	626,672
Total revenues	$13,163,517	$11,127,492	$9,943,350
Cost of sales:
New vehicle	6,233,338	5,169,968	4,686,398
Used vehicle	3,462,908	2,984,267	2,515,325
Service and parts	603,682	566,380	536,200
Other	850,641	645,055	620,156
Total cost of sales	11,150,569	9,365,670	8,358,079
Gross profit	2,012,948	1,761,822	1,585,271
Selling, general and administrative expenses	1,594,095	1,419,123	1,287,315
Depreciation	53,995	47,101	44,523
Operating income	364,858	295,598	253,433
Floor plan interest expense	(38,797)	(27,218)	(32,822)
Other interest expense	(46,892)	(44,256)	(48,541)
Debt discount amortization	—	(1,718)	(8,637)
Equity in earnings of affiliates	27,572	25,451	20,569
Debt redemption costs	(17,753)	—	—
Gain on debt repurchase	—	—	1,634
Income from continuing operations before income taxes	288,988	247,857	185,636
Income taxes	(94,330)	(71,690)	(63,441)
Income from continuing operations	194,658	176,167	122,195
Income (Loss) from discontinued operations, net of tax	(7,491)	2,091	(12,848)
Net income	187,167	178,258	109,347
Less: Income attributable to non-controlling interests	1,627	1,377	1,066
Net income attributable to Penske Automotive Group common stockholders	$185,540	$176,881	$108,281
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$2.14	$1.92	$1.32
Discontinued operations	(0.08)	0.02	(0.14)
Net income attributable to Penske Automotive Group common stockholders	$2.05	$1.94	$1.18
Shares used in determining basic earnings per share	90,318	91,154	92,018
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$2.14	$1.92	$1.32
Discontinued operations	(0.08)	0.02	(0.14)
Net income attributable to Penske Automotive Group common stockholders	$2.05	$1.94	$1.18
Shares used in determining diluted earnings per share	90,342	91,274	92,091
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$194,658	$176,167	$122,195
Less: Income attributable to non-controlling interests	1,627	1,377	1,066
Income from continuing operations, net of tax	193,031	174,790	121,129
Income (loss) from discontinued operations, net of tax	(7,491)	2,091	(12,848)
Net income attributable to Penske Automotive Group common stockholders	$185,540	$176,881	$108,281
Cash dividends per share	$0.46	$0.24	$—

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net Income	$187,167	$178,258	$109,347
Other Comprehensive Income:
Foreign currency translation adjustment	18,506	(5,792)	(16,852)
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax provision (benefit) of ($2,138), ($6,310), and $291, respectively	(3,269)	(9,644)	445
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $2,771, $46, and $3,265, respectively	4,235	70	4,990
Unrealized gain (loss) on interest rate swaps, net of tax	966	(9,574)	5,435
Other adjustments to Comprehensive Income, net	(1,862)	(8,695)	695
Other Comprehensive Income (Loss), Net of Taxes	17,610	(24,061)	(10,722)
Comprehensive Income	204,777	154,197	98,625
Less: Comprehensive income attributable to non-controlling interests	1,879	1,377	1,066
Comprehensive income attributable to Penske Automotive Group common stockholders	$202,898	$152,820	$97,559

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities:
Net income	$187,167	$178,258	$109,347
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	53,995	47,101	44,523
Debt discount amortization	—	1,718	8,637
Earnings of equity method investments	(18,596)	(25,451)	(20,569)
(Income) loss from discontinued operations, net of tax	7,491	(2,091)	12,848
Deferred income taxes	83,838	47,187	27,568
Debt redemption costs	17,753	—	—
Gain on debt repurchase	—	—	(1,634)
Changes in operating assets and liabilities:
Accounts receivable	(91,644)	(61,042)	(69,577)
Inventories	(326,235)	(90,091)	(185,185)
Floor plan notes payable	421,308	78,709	173,820
Accounts payable and accrued expenses	13,808	(32,896)	63,989
Other	(20,954)	(8,134)	43,649
Net cash from continuing operating activities	327,931	133,268	207,416
Investing Activities:
Purchase of equipment and improvements	(161,286)	(131,971)	(74,900)
Proceeds from sale-leaseback transactions	1,584	—	—
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $74,867, $54,453 and $9,883, respectively	(250,170)	(232,106)	(22,232)
Other	8,778	2,865	13,822
Net cash (used in) continuing investing activities	(401,094)	(361,212)	(83,310)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	761,300	663,400	632,000
Repayments under U.S. credit agreement revolving credit line	(843,300)	(531,400)	(632,000)
Repayments under U.S. credit agreement term loan	(17,000)	(7,000)	(15,000)
Issuance of 5.75% senior subordinated notes	550,000	—	—
Repurchase of 7.75% senior subordinated notes	(390,755)	—	—
Repurchase of 3.5% senior subordinated convertible notes	(62,687)	(87,278)	(156,604)
Net borrowings (repayments) of other long-term debt	48,195	30,218	(14,369)
Net borrowings (repayments) of floor plan notes payable — non-trade	65,329	202,938	64,036
Net borrowings of car rental revolver	23,171	—	—
Payment of deferred financing fees	(8,550)	—	—
Proceeds from exercises of options, including excess tax benefit	—	3,370	540
Repurchases of common stock	(9,829)	(44,263)	(751)
Dividends	(41,505)	(21,992)	—
Other	(1,116)	—	—
Net cash from (used in) continuing financing activities	73,253	207,993	(122,148)
Discontinued operations:
Net cash from (used in) discontinued operating activities	(4,531)	(70,546)	(8,097)
Net cash from (used in) discontinued investing activities	32,595	90,086	1,932
Net cash from (used in) discontinued financing activities	(11,602)	9,364	8,316
Net cash from (used in) discontinued operations	16,462	28,904	2,151
Net change in cash and cash equivalents	16,552	8,953	4,109
Cash and cash equivalents, beginning of period	27,201	18,248	14,139
Cash and cash equivalents, end of period	$43,753	$27,201	$18,248

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$76,286	$73,121	$86,173
Income taxes	41,885	53,075	30,952
Seller financed/assumed debt	—	4,865	2,260

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

						Total
	Voting and Non-voting				Accumulated	Stockholders’ Equity
	Common Stock		Additional		Other	Attributable to
	Issued		Paid-in	Retained	Comprehensive	Penske	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Automotive Group	Interest	Equity
Balance, January 1, 2010	91,617,746	$9	$737,104	$203,821	$10,592	$951,526	$3,578	$955,104
Equity compensation	495,146	—	7,898	—	—	7,898	—	7,898
Exercise of options, including tax benefit of $319	55,000	—	540	—	—	540	—	540
Repurchase of common stock	(68,340)	—	(751)	—	—	(751)	—	(751)
Repurchase of 3.5% senior subordinated convertible notes	—	—	(6,157)	—	—	(6,157)	—	(6,157)
Distributions to non-controlling interests	—	—	—	—	—	—	(341)	(341)
Sale of subsidiary shares to non-controlling interest	—	—	94	—	—	94	—	94
Foreign currency translation	—	—	—	—	(16,852)	(16,852)	—	(16,852)
Interest rate swaps	—	—	—	—	5,435	5,435	—	5,435
Other	—	—	—	—	695	695	—	695
Net income	—	—	—	108,281	—	108,281	1,066	109,347
Balance, December 31, 2010	92,099,552	9	738,728	312,102	(130)	1,050,709	4,303	1,055,012
Equity compensation	391,904	—	5,128	—	—	5,128	—	5,128
Exercise of options, including tax benefit of $155	235,668	—	3,370	—	—	3,370	—	3,370
Repurchase of common stock	(2,449,768)	—	(44,263)	—	—	(44,263)	—	(44,263)
Dividends	—	—	—	(21,992)	—	(21,992)	—	(21,992)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,412)	(1,412)
Purchase of subsidiary shares from non-controlling interest	—	—	(853)	—	—	(853)	3	(850)
Sale of subsidiary shares to non-controlling interest	—	—	225	—	—	225	157	382
Foreign currency translation	—	—	—	—	(5,792)	(5,792)	—	(5,792)
Interest rate swaps	—	—	—	—	(9,574)	(9,574)	—	(9,574)
Other	—	—	—	—	(8,695)	(8,695)	—	(8,695)
Net income	—	—	—	176,881	—	176,881	1,377	178,258
Balance, December 31, 2011	90,277,356	9	702,335	466,991	(24,191)	1,145,144	4,428	1,149,572
Equity compensation	423,040	—	6,626	—	—	6,626	—	6,626
Repurchase of common stock	(405,631)	—	(9,829)	—	—	(9,829)	—	(9,829)
Repurchase of 3.5% senior subordinated convertible notes	—	—	564	—	—	564	—	564
Dividends	—	—	—	(41,505)	—	(41,505)	—	(41,505)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,433)	(1,433)
Sale of subsidiary shares to non-controlling interest	—	—	317	—	—	317	7,232	7,549
Foreign currency translation	—	—	—	—	18,254	18,254	252	18,506
Interest rate swaps	—	—	—	—	966	966	—	966
Other	—	—	—	—	(1,862)	(1,862)	—	(1,862)
Net income	—	—	—	185,540	—	185,540	1,627	187,167
Balance, December 31, 2012	90,294,765	$9	$700,013	$611,026	$(6,833)	$1,304,215	$12,106	$1,316,321

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1.  Organization and Summary of Significant Accounting Policies

Business Overview and Concentrations

Unless the context otherwise requires, the use of the terms “PAG,” “we,” “us,” and “our” in these Notes to the Consolidated Financial Statements refers to Penske Automotive Group, Inc. and its consolidated subsidiaries.

We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of December 31, 2012, we operated 344 retail franchises, of which 173 franchises are located in the U.S. and 171 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

We are engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, collision repair, and placement of finance and lease contracts, third-party insurance products and other aftermarket products. We operate dealerships under franchise agreements with a number of automotive manufacturers and distributors. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of the industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a significant number of franchise agreements, could have a material impact on our results of operations, financial position and cash flows.

For the year ended December 31, 2012, BMW/MINI franchises accounted for 26% of our total revenues, Audi/Volkswagen/Porsche/Bentley franchises accounted for 19%, Toyota/Lexus/Scion franchises accounted for 14%, Honda/Acura franchises accounted for 13%, and Mercedes-Benz/Sprinter/smart accounted for 11%. No other manufacturers’ franchises accounted for more than 10% of our total revenue. At December 31, 2012 and 2011, we had receivables from manufacturers of $125,626 and $106,127, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance subsidiaries. We also hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management.

During the third quarter of 2012, we signed an agreement with Hertz System, Inc. to join Hertz’s franchise network in the Memphis, Tennessee market. In October 2012, we purchased the assets of Hertz’s Memphis market, which provides us the opportunity to operate airport and off-airport rental locations in that area. In December 2012, we signed a similar agreement to purchase the assets of Hertz’s Indianapolis market, which we expect to complete in the first quarter of 2013.

Basis of Presentation

Results for 2012 include $17,753 of pre-tax costs associated with the repurchase and redemption of our previously outstanding $375,000 of 7.75% senior subordinated notes. Results for 2011 include an $11,046 net income tax benefit reflecting a positive adjustment from the resolution of certain tax items in the U.K. of $17,008 partially offset by a reduction of U.K. deferred tax assets of $5,962. Results for 2010 include a $1,634 pre-tax gain relating to the repurchase of $155,658 aggregate principal amount of our previously outstanding 3.5% senior subordinated convertible notes due 2026.

The consolidated financial statements include all majority-owned subsidiaries. Investments in affiliated companies,  representing an ownership interest in the voting stock of the affiliate of between 20% and 50% or an investment in a limited partnership or a limited liability corporation for which our investment is more than minor, are stated at the cost of acquisition plus our equity in undistributed net earnings since acquisition. All intercompany accounts and transactions have been eliminated in consolidation. We evaluated subsequent events through February 28, 2013, the date the consolidated financial statements were filed with the SEC.

The consolidated financial statements have been adjusted for entities that have been treated as discontinued operations through December 31, 2012 in accordance with generally accepted accounting principles.

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

Contracts in Transit

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $235,699 and $183,548 as of December 31, 2012 and 2011, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories is determined using the specific identification method. Cost for parts and accessories are based on factory list prices.

Property and Equipment

Property and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than leasehold improvements, range between 3 and 15 years. Car rental fleet vehicles are depreciated over a period between 12 and 18 months. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset, not to exceed 40 years.

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

Intangible Assets

Our principal intangible assets relate to our franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. We believe the franchise values of our dealerships have an indefinite useful life based on the following:

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

•         Franchise agreements that have limited terms have historically been renewed by us without substantial cost; and

•         Our history shows that manufacturers and distributors have not terminated our franchise agreements.

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

Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting, including: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our PAG Investments operating segment, which includes our investments in non-automotive retail operations, and our Hertz rental business operating segment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The goodwill included in our Other reportable segment relates to our Hertz rental business operating segment and was initially recorded in the fourth quarter of 2012.

We prepare a qualitative assessment of the carrying value of goodwill in our Retail reportable segment using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2012, we concluded that it was not more likely than not that any of the four reporting units’ fair value were less than their carrying amount. If the additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using our weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe that this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and our cost of capital.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $303,160 and $298,640 as of December 31, 2012 and 2011, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Foreign Currency Translation

For all of our foreign operations, the functional currency is the local currency. The revenue and expense accounts of our foreign operations are translated into U.S. dollars using the average exchange rates that prevailed during the period. Assets and liabilities of foreign operations are translated into U.S. dollars using period end exchange rates. Cumulative translation adjustments relating to foreign functional currency assets and liabilities are recorded in accumulated other comprehensive income (loss), a separate component of equity.

Fair Value of Financial Instruments

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and also establishes the following three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Our financial instruments consist of cash and cash equivalents, debt, floor plan notes payable, and interest rate swaps used to hedge future cash flows. Other than our fixed rate debt, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting.

Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 2), and we estimate the fair value of our mortgage facilities using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of the carrying values and fair values of our 5.75% senior subordinated notes and our fixed rate mortgage facilities are as follows:

	December 31, 2012
	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550,000	$563,750
Mortgage facilities	104,043	105,528

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

Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell our installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various third-party insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23,437 and $21,037 as of December 31, 2012 and 2011, respectively.

Defined Contribution Plans

We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expense of $13,690, $11,847, and $9,426 relating to such plans during the years ended December 31, 2012, 2011, and 2010, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $81,859, $70,526, and $64,968 during the years ended December 31, 2012, 2011, and 2010, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $11,781, $10,067, and $8,671 during the years ended December 31, 2012, 2011, and 2010, respectively.

Self Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above such pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $20,129 and $25,884 as of December 31, 2012 and 2011, respectively. Changes in the reserve estimate during 2012 relate primarily to positive claims experience in our general liability and workers compensation programs.

Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2012, 2011, and 2010 follows:

	Year Ended December 31,
	2012	2011	2010
Weighted average number of common shares outstanding	90,318	91,154	92,018
Effect of non-participatory equity compensation	24	120	73
Weighted average number of common shares outstanding, including effect of dilutive securities	90,342	91,274	92,091

Hedging

Generally accepted accounting principles relating to derivative instruments and hedging activities require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. These accounting principles also define requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated as a cash-flow hedge, effective changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), a separate component of equity, and recorded in the income statement only when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

Stock-Based Compensation

Generally accepted accounting principles relating to share-based payments require us to record compensation expense for all awards based on their grant-date fair value. Our share-based payments have generally been in the form of “non-vested shares,” the fair value of which are measured as if they were vested and issued on the grant date.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”, which requires the presentation of components of other comprehensive income with the components of net income. We adopted the standard on January 1, 2012. In December 2011, the FASB issued ASU No. 2011-12, which included amendments that effectively deferred only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. In February 2013, the FASB issued ASU No. 2013-02, which includes amendments that supersede and replace the presentation requirements for reclassification out of other comprehensive income. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. Adoption of ASU No. 2011-05 and ASU No. 2011-12 did not affect our consolidated financial position, results of operations, or cash flows. We do not expect the adoption of ASU No. 2013-02 to affect our consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 will require disclosure of the effect or potential effect of offsetting arrangements on our financial position as well as enhanced disclosure of the rights of setoff associated with our recognized assets and recognized liabilities. In January 2013, the FASB issued ASU No. 2013-01, which included amendments that clarified the scope of ASU No. 2011-11. ASU No. 2011-11 and ASU No. 2013-01 are effective for periods beginning on or after January 1, 2013. Since these amended principles require only additional disclosures concerning offsetting and related arrangements, adoption will not affect our consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” In accordance with the amendments in ASU No. 2012-02, we have the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, we are not required to take further action. We adopted the standard on October 1, 2012. Adoption of ASU No. 2012-02 did not affect our consolidated financial position, results of operations, or cash flows.

2.  Equity Method Investees

As of December 31, 2012, we have investments in the following companies that are accounted for under the equity method: the Jacobs Group (50%), the Nix Group (50%), Penske Wynn Ferrari Maserati (50%), Max Cycles (50%), Innovative Media (45%), QEK Global Solutions (22.5%), Fleetwash, LLC (7%), and National Powersport Auctions (7%), which we reacquired in 2012. Jacobs Group, Nix Group, and Penske Wynn Ferrari Maserati are engaged in the sale and servicing of automobiles. Max Cycles is engaged in the sale and servicing of BMW motorcycles, QEK is an automotive fleet management company, Innovative Media provides dealership graphics, Fleetwash provides vehicle fleet washing services, and National Powersport Auctions is an auctioneer of powersport vehicles. We sold our original investment in National Powersport Auctions in the fourth quarter of 2010 for $14,616, which resulted in a pre-tax gain of $5,295. These investments in entities accounted for under the equity method amounted to $60,369 and $58,386 at December 31, 2012 and 2011, respectively.

We also have a 9.0% limited partnership interest in PTL, a leading provider of transportation services and supply chain management. Our investment in PTL, which is accounted for under the equity method, amounted to $242,791 and $240,254 at December 31, 2012 and 2011, respectively.

The combined results of operations and financial position of our equity method investees are summarized as follows:

Condensed income statement information:

	Year Ended December 31,
	2012	2011	2010
Revenues	$6,043,432	$5,970,595	$4,531,588
Gross margin	1,897,310	1,802,301	1,749,504
Net income	284,228	255,145	198,793
Equity in net income of affiliates	27,572	25,451	20,569

Condensed balance sheet information:

	December 31,
	2012	2011
Current assets	$1,129,698	$1,159,066
Noncurrent assets	8,139,122	7,228,052
Total assets	$9,268,820	$8,387,118

Current liabilities	$866,219	$916,344
Noncurrent liabilities	6,475,453	6,330,666
Equity	1,927,148	1,140,108
Total liabilities and equity	$9,268,820	$8,387,118

3.  Business Combinations

During 2012 and 2011, respectively, we acquired 26 and 7 franchises in our retail operations. Our financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2012 and 2011 follows:

	December 31,
	2012	2011
Accounts receivable	$28,907	$953
Inventory	123,672	61,247
Other current assets	628	—
Property and equipment	64,150	40,190
Goodwill	61,713	107,498
Franchise value	53,407	29,491
Other non-current assets	745	628
Current liabilities	(59,722)	(6,190)
Non-current liabilities	(23,330)	—
Total consideration	250,170	233,817
Seller financed/assumed debt	—	(1,711)
Cash used in dealership acquisitions	$250,170	$232,106

The following unaudited consolidated pro forma results of operations of PAG for the years ended December 31, 2012 and 2011 give effect to acquisitions consummated during 2012 and 2011 as if they had occurred on January 1, 2011:

	Year Ended December 31,
	2012	2011
	(In millions, except per share
	amounts)
Revenues	$13,443	$12,077
Income from continuing operations	198	186
Net income	189	187
Income from continuing operations per diluted common share	$2.18	$2.03
Net income per diluted common share	$2.09	$2.05

4.  Discontinued Operations

We account for dispositions in our retail operations as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that we will not have any significant continuing involvement in its operations.

In evaluating whether the cash flows of a dealership in our Retail reportable segment will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar franchises that we own in the same geographic market. Our consideration includes an evaluation of the brands sold at other dealerships we operate in the market and their proximity to the disposed dealership. When we dispose of franchises, it typically does not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of PAG owned dealerships, we do not treat the disposition as a discontinued operation if we believe that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining or replacement franchises. Combined financial information regarding dealerships accounted for as discontinued operations follows:

	Year Ended December 31,
	2012	2011	2010
Revenues	$429,635	$742,048	$791,063
Pre-tax (loss) income	(16,389)	421	(16,322)
Gain (loss) on disposal	8,059	3,313	(3,955)

	2012	2011
Inventory	$53,688	$85,385
Other assets	40,753	73,858
Total assets	94,441	159,243

Floor plan notes payable (including non-trade)	45,593	79,145
Other liabilities	16,563	23,856
Total liabilities	62,156	103,001

5.  Inventories

Inventories consisted of the following:

	December 31,
	2012	2011
New vehicles	$1,421,074	$1,029,294
Used vehicles	484,760	428,589
Parts, accessories and other	85,333	77,503

Total inventories	$1,991,167	$1,535,386

The Company receives non-refundable credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $31,322, $27,644, and $24,970 during the years ended December 31, 2012, 2011, and 2010, respectively.

6.  Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
Buildings and leasehold improvements	$940,439	$803,497
Furniture, fixtures and equipment	432,858	338,245
Total	1,373,297	1,141,742
Less: Accumulated depreciation	(349,516)	(302,112)
Property and equipment, net	$1,023,781	$839,630

As of December 31, 2012 and 2011, approximately $27,500 and $27,500, respectively, of capitalized interest is included in buildings and leasehold improvements and is being depreciated over the useful life of the related assets.

7.  Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the years ended December 31, 2012 and 2011, net of accumulated impairment losses recorded prior to December 31, 2010 of $606,349 and $37,110, respectively:

	Goodwill	Franchise Value
Balance — December 31, 2010	$791,327	$196,883
Additions	107,498	29,491
Foreign currency translation	(1,520)	(473)
Balance — December 31, 2011	897,305	225,901
Additions	61,713	53,407
Foreign currency translation	15,702	3,984
Balance — December 31, 2012	$974,720	$283,292

We test for impairment in our intangible assets at least annually. We did not record any impairment charges relating to our intangibles in 2012, 2011 or 2010.

8.  Vehicle Financing

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

The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S. are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Bank Rate, or the Euro Interbank offer Rate. The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 10, was 2.1%, 1.9%, and 2.6% for 2012, 2011, and 2010, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

9.  Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2012	2011
U.S. credit agreement - revolving credit line	$50,000	$132,000
U.S. credit agreement - term loan	110,000	127,000
U.K. credit agreement — revolving credit line	48,741	59,060
U.K. credit agreement — term loan	38,993	—
U.K. credit agreement — overdraft line of credit	6,838	13,333
3.5% senior subordinated convertible notes due 2026, net of debt discount	—	63,324
5.75% senior subordinated notes due 2022	550,000	—
7.75% senior subordinated notes due 2016	—	375,000
Car rental revolver	23,171	—
Mortgage facilities	104,043	75,684
Other	5,731	4,790
Total long-term debt	$937,517	$850,191
Less: current portion	(19,493)	(3,414)
Net long-term debt	$918,024	$846,777

Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2013	$19,493
2014	32,928
2015	244,028
2016	16,477
2017	34,677
2018 and thereafter	589,914
Total long-term debt reported	$937,517

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $110,000, and for an additional $10,000 of availability for letters of credit, through September 2015. The revolving loans bear interest at a defined LIBOR plus 2.25%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.25%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2012, we were in compliance with all covenants under the U.S. Credit Agreement.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of December 31, 2012, $110,000 of term loans, $50,000 of revolving loans, and $500 of letters of credit were outstanding under the U.S. Credit Agreement. We repaid $17,000 and $7,000 under the term loan in 2012 and 2011.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100,000 revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10,000 demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2012, outstanding loans under the U.K. credit agreement amounted to £34,209 ($55,579).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of December 31, 2012, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30,000 term loan which was used for working capital and an acquisition. The term loan is repayable in £1,500 quarterly installments through 2015 with a final payment of £7,500 due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of December 31, 2012, the amount outstanding under the U.K. term loan was £24,000 ($38,993).

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

Car Rental Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $50,000 in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at 3 month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2014. As of December 31, 2012 outstanding loans under the car rental revolver amounted to $23,171.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2012, we owed $104,043 of principal under our mortgage facilities.

10.  Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300,000 of our floating rate floor plan debt is fixed at a rate of 2.135% and $100,000 of our floating rate floor plan debt is fixed at a rate of 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During 2010 and early January 2011, we were party to interest rate swap agreements pursuant to which the LIBOR portion of $300,000 of our floating rate floor plan debt was fixed at 3.67%.

We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of December 31, 2012 and 2011, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $14,337 and $15,952, respectively. During 2012 and 2011, there was no hedge ineffectiveness recorded in our income statement. During the year ended December 31, 2012, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 38 basis points.

11.  Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2012, we are not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at our election. We estimate the total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.8 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease.

Minimum future rental payments required under operating leases in effect as of December 31, 2012 are as follows:

2013	$180,553
2014	178,187
2015	177,785
2016	177,346
2017	176,696
2018 and thereafter	3,941,993
$4,832,560

Rent expense for the years ended December 31, 2012, 2011, and 2010 amounted to $173,280, $165,346, and $157,768, respectively. Of the total rental payments, $200, $385, and $436, respectively, were made to related parties during 2012, 2011, and 2010, respectively (See Note 12).

We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. The aggregate rent paid by the tenants on those properties in 2012 was approximately $11,545, and, in aggregate, we currently guarantee or are otherwise liable for approximately $194,637 of these lease payments, including lease payments during available renewal periods.

We hold a 9.0% limited partnership interest in PTL. Historically General Electric Capital Corporation (“GECC”) has provided PTL with a majority of its financing. Since April 2012, PTL has refinanced a significant amount of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co-issued $700,000 of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700,000 derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700,000 of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

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

We have $500 of letters of credit outstanding as of December 31, 2012, and have posted $8,154 of surety bonds in the ordinary course of business.

12.  Related Party Transactions

We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together “AGR”), which are subsidiaries of Penske Corporation. During 2012, 2011, and 2010, we paid $200, $385, and $436, respectively, to AGR under these lease agreements. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR. Any such transaction is valued at a price that is independently confirmed.

We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each others’ behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During 2012, 2011, and 2010, Penske Corporation and its affiliates billed us $5,294, $4,913, and $5,421, respectively, and we billed Penske Corporation and its affiliates $31, $72, and $41, respectively, for such services. As of December 31, 2012 and 2011, we had $2 and $2 of receivables from and $486 and $546 of payables to Penske Corporation and its subsidiaries, respectively.

PAG, Penske Corporation and certain affiliates have entered into a joint insurance agreement which provides that, with respect to any joint insurance (such as our joint commercial crime insurance policy), available coverage with respect to a loss shall be paid to each party per occurrence as stipulated in the policies. In the event of losses by us and Penske Corporation that exceed the limit of liability for any policy or policy period, the total policy proceeds will be allocated based on the ratio of premiums paid.

We are a 9.0% limited partner of PTL, a leading provider of transportation services and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation. We are party to agreements among the other partners which, among other things, provide us with specified distribution and governance rights and restricts our ability to transfer our interests. In 2012, 2011, and 2010, we received $18,531, $7,751, and $8,804, respectively, from PTL in pro rata cash dividends.

We are also party to an agreement pursuant to which PTL subleases a portion of our dealership location in New Jersey for $60 per year plus its pro rata share of certain property expenses. A similar agreement to sublease a portion of our dealership location in Arizona was terminated in 2011. During 2010, one of our former wholly-owned subsidiaries, smart USA, paid PTL $592 for assistance with roadside assistance and other services to smart fortwo owners, of which $309 were pass-through expenses to be paid by PTL to third-party vendors. In 2009, PTL began hosting our disaster recovery site. Annual fees paid to PTL for this service in 2012 were $70.

From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2012, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	84.95	%(A) (B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	%(C)
Northern Italy	BMW, MINI	70.00	%(B)

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

13.  Stock-Based Compensation

Key employees, outside directors, consultants and advisors of PAG are eligible to receive stock-based compensation pursuant to the terms of our new 2012 Equity Incentive Plan (the “2012 Plan”) and our expired 2002 Equity Compensation Plan (the “ 2002 Plan”). Each of these plans allow for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. The 2012 Plan is a three year plan which originally allowed for 2,000 awards of which, as of

December 31, 2012, 1,998 shares of common stock were available for grant. The 2002 Plan was a ten year plan which originally allowed for 4,200 awards of which, as of December 31, 2012, no shares were available for grant due to the 2002 Plan’s expiration in 2012. Compensation expense related to these plans was $6,807, $6,022, and $6,908 during the 2012, 2011, and 2010, respectively.

Restricted Stock

During 2012, 2011, and 2010, we granted 431, 392, and 391 shares, respectively, of restricted common stock at no cost to participants under the Plan. The restricted stock entitles the participants to vote their respective shares and receive dividends. The shares are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four year period from the grant date. The grant date quoted market price of the underlying common stock is amortized as expense over the restriction period. As of December 31, 2012, there was $11,787 of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the next four years.

Presented below is a summary of the status of the Company’s restricted stock as of December 31, 2011 and 2012, and changes during the year ended December 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value	Intrinsic Value
December 31, 2011	864	$16.81	$14,517
Granted	431	14.66
Vested	(307)	18.55
Forfeited	(8)	20.88
December 31, 2012	980	$15.28	$14,960

14.  Equity

Share Repurchase

During 2012 we acquired 350 shares of our outstanding common stock for $8,522, or an average of $24.35 per share, under our existing securities repurchase program. Also during 2012 we acquired 56 shares of our common stock for $1,307, or an average of $23.49 per share, from employees in connection with vesting of employee restricted stock awards. During 2011 we acquired 2,450 shares of our outstanding common stock for $44,263, or an average of $18.07 per share, under the repurchase program. As of December 31, 2012, we have $98,300 in authorization under the repurchase program.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, attributable to Penske Automotive Group follow:

	Currency Translation	Interest Rate Swaps	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$4,874	$(5,505)	$11,223	$10,592
Change	(16,852)	5,435	695	(10,722)
Balance at December 31, 2010	(11,978)	(70)	11,918	(130)
Change	(5,792)	(9,574)	(8,695)	(24,061)
Balance at December 31, 2011	(17,770)	(9,644)	3,223	(24,191)
Change	18,254	966	(1,862)	17,358
Balance at December 31, 2012	$484	$(8,678)	$1,361	$(6,833)

“Other” represents changes relating to other immaterial items, including: certain defined benefit plans in the U.K. and changes in other comprehensive income of equity method investments, each of which has been excluded from net income and reflected in comprehensive income and equity.

15.  Income Taxes

Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(17,038)	$15,905	$5,932
State and local	1,181	3,657	2,295
Foreign	26,890	4,941	27,500
Total current	11,033	24,503	35,727
Deferred:
Federal	70,082	34,237	21,355
State and local	11,835	863	5,455
Foreign	1,380	12,087	904
Total deferred	83,297	47,187	27,714
Income taxes relating to continuing operations	$94,330	$71,690	$63,441

Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2012	2011	2010
Income taxes relating to continuing operations at federal statutory rate of 35%	$101,146	$86,750	$64,973
State and local income taxes, net of federal taxes	7,071	1,891	5,200
Foreign	(11,775)	(967)	(5,864)
Uncertain tax positions	(1,366)	(16,061)	—
Other	(746)	77	(868)
Income taxes relating to continuing operations	$94,330	$71,690	$63,441

In 2011 a settlement was reached with the U.K. tax authorities in relation to tax enquiries for the years 2004 to 2009 in relation to one of the U.K. companies, which represented approximately $16,000 of the net uncertain tax position provision adjustment.

The components of deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred Tax Assets
Accrued liabilities	$51,221	$53,224
Net operating loss carryforwards	14,053	12,376
Interest rate swap	5,670	6,004
Other	3,526	9,044
Total deferred tax assets	74,470	80,648
Valuation allowance	(14,621)	(11,839)
Net deferred tax assets	59,849	68,809
Deferred Tax Liabilities
Depreciation and amortization	(136,522)	(119,988)
Partnership investments	(178,580)	(111,400)
Convertible notes	(12,472)	(21,335)
Other	(573)	(1,118)
Total deferred tax liabilities	(328,147)	(253,841)
Net deferred tax liabilities	$(268,298)	$(185,032)

At December 31, 2012, we completed a comprehensive review of our deferred income tax balances and determined that certain deferred tax assets and liabilities required correction. We were able to determine that the required corrections relate to periods prior to January 1, 2008. Management has concluded that the effect of the correction is not material to our consolidated balance sheet, results of operations, or cash flows for any period presented. As a result, we have increased the opening retained earnings balance by $7,616 and increased accumulated other comprehensive loss by $1,565 as of January 1, 2008 in the accompanying consolidated financial statements.

We do not provide for U.S. taxes relating to undistributed earnings or losses of our foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the U.K.) was $117,002, $98,380, and $96,976 during 2012, 2011, and 2010, respectively. It is our belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2012, we have not provided U.S. federal income taxes on a total of $817,358 of earnings of individual foreign subsidiaries. If these earnings were remitted as dividends, we would be subject to U.S. income taxes in excess of foreign taxes paid and certain foreign withholding taxes.

At December 31, 2012, we have $200,672 of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2013 through 2030, state credit carryforwards of $1,799 that will not expire, U.K. capital loss carryforwards of $4,996 that will not expire, and German net operating loss carryforwards of $8,207 that will not expire. We utilized $3,866 of state net operating loss carryforwards in the U.S in 2012.

A valuation allowance of $3,610 has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $235 has been recorded against the state credit carryforwards in the U.S. A valuation allowance of $2,544 has been recorded as of December 31, 2012 against German net operating losses and a valuation allowance of $385 has been recorded against other German deferred tax assets. A valuation allowance of $7,847 has been recorded as of December 31, 2012 against U.K. deferred tax assets related to buildings.

Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Uncertain tax positions — January 1	$14,858	$36,097	$36,887
Gross increase — tax position in prior periods	1,287	679	1,493
Gross decrease — tax position in prior periods	(761)	(19,077)	(288)
Gross increase — current period tax position	18	17	—
Settlements	(891)	(2,201)	(125)
Lapse in statute of limitations	(287)	(541)	(756)
Foreign exchange	458	(116)	(1,114)
Uncertain tax positions — December 31	$14,682	$14,858	$36,097

We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2012 was $3,151. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2010 and 2011 and various foreign and U.S. states jurisdictions are open for periods ranging from 2002 through 2011. The portion of the total amount of uncertain tax positions as of December 31, 2012 that would, if recognized, impact the effective tax rate was $14,335.

We have classified our tax reserves as a long term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.

16.  Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our Hertz rental business operating segment and our investments in non-automotive retail operations operating segment. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments, which have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

The following table summarizes revenues, floor plan interest expense, other interest expense, debt discount amortization, depreciation, equity in earnings of affiliates, and income (loss) from continuing operations before certain non-recurring items and income taxes, which is the measure by which management allocates resources to its segments and which we refer to as adjusted segment income (loss), for each of our reportable segments. Adjusted segment income excludes the items in the table below in order to enhance the comparability of segment income from period to period.

	Retail	Other	Intersegment Elimination	Total
Revenues
2012	$13,164,070	$4,030	$(4,583)	$13,163,517
2011	11,127,492	—	—	11,127,492
2010	9,943,350	—	—	9,943,350
Floor plan interest expense
2012	$38,797	$—	$—	$38,797
2011	27,218	—	—	27,218
2010	32,822	—	—	32,822
Other interest expense
2012	$46,782	$110	$—	$46,892
2011	44,256	—	—	44,256
2010	48,541	—	—	48,541
Debt discount amortization
2012	$—	$—	$—	$—
2011	1,718	—	—	1,718
2010	8,637	—	—	8,637
Depreciation
2012	$53,980	$15	$—	$53,995
2011	47,101	—	—	47,101
2010	44,523	—	—	44,523
Equity in earnings of affiliates
2012	$3,238	$24,334	$—	$27,572
2011	2,196	23,255	—	25,451
2010	2,577	17,992	—	20,569
Adjusted segment income
2012	$283,094	$23,713	$(66)	$306,741
2011	224,602	23,255	—	247,857
2010	166,010	17,992	—	184,002

The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes.

	Year Ended December 31,
	2012	2011	2010
Adjusted segment income	$306,741	$247,857	$184,002
Debt redemption costs	(17,753)	—	—
Gain on debt repurchase	—	—	1,634
Income (loss) from continuing operations before income taxes	$288,988	$247,857	$185,636

Total assets, equity method investments, and capital expenditures by reporting segment are as set forth in the table below.

	Retail	Other	Intersegment Elimination	Total
Total assets
2012	$5,101,289	$277,767	$(66)	$5,378,990
2011	4,250,672	248,729	—	4,499,401
Equity method investments
2012	$53,288	$249,872	$—	$303,160
2011	49,911	248,729	—	298,640
Capital expenditures
2012	$151,411	$9,875	$—	$161,286
2011	131,971	—	—	131,971
2010	74,900	—	—	74,900

The following table presents certain data by geographic area:

	Year Ended December 31,
	2012	2011	2010
Sales to external customers:
U.S.	$8,403,151	$7,143,481	$6,313,835
Foreign	4,760,366	3,984,011	3,629,515
Total sales to external customers	$13,163,517	$11,127,492	$9,943,350
Long-lived assets, net:
U.S.	$961,780	$831,666
Foreign	386,115	320,085
Total long-lived assets	$1,347,895	$1,151,751

The Company’s foreign operations are predominantly based in the U.K.

17.  Summary of Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012(1)(2)
Total revenues	$3,156,390	$3,306,021	$3,329,854	$3,371,252
Gross profit	493,859	503,642	500,334	515,113
Net income	47,006	49,612	41,313	49,236
Net income attributable to Penske Automotive Group common stockholders	46,818	49,092	41,031	48,599
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.52	$0.54	$0.45	$0.54

2011(1)(2)
Total revenues	$2,669,440	$2,767,068	$2,832,517	$2,858,467
Gross profit	426,079	445,304	449,946	440,493
Net income	33,997	40,059	56,045	48,157
Net income attributable to Penske Automotive Group common stockholders	33,927	39,560	55,707	47,687
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.37	$0.43	$0.61	$0.53

(1)      As discussed in Note 4, we have treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)      Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

18.  Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). Guarantor subsidiaries are wholly-owned by the group, the guarantees are full and unconditional, and jointly and several. The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Cash and cash equivalents	$43,753	$—	$—	$36,783	$6,970
Accounts receivable, net	552,868	(340,917)	340,917	372,638	180,230
Inventories	1,991,167	—	—	1,197,456	793,711
Other current assets	90,854	—	3,546	55,836	31,472
Assets held for sale	94,441	—	—	59,113	35,328

Total current assets	2,773,083	(340,917)	344,463	1,721,826	1,047,711
Property and equipment, net	1,023,781	—	4,474	654,248	365,059
Intangible assets	1,258,012	—	—	756,655	501,357
Equity method investments	303,160	—	252,816	—	50,344
Other long-term assets	20,954	(1,527,156)	1,540,447	5,025	2,638

Total assets	$5,378,990	$(1,868,073)	$2,142,200	$3,137,754	$1,967,109

Floor plan notes payable	$1,408,363	$—	$—	$917,390	$490,973
Floor plan notes payable — non-trade	716,621	—	112,085	334,122	270,414
Accounts payable	263,349	—	3,344	123,754	136,251
Accrued expenses	223,574	(340,917)	450	113,753	450,288
Current portion of long-term debt	19,493	—	—	9,745	9,748
Liabilities held for sale	62,156	—	—	33,163	28,993

Total current liabilities	2,693,556	(340,917)	115,879	1,531,927	1,386,667
Long-term debt	918,024	(38,692)	710,000	121,618	125,098
Deferred tax liabilities	287,818	—	—	260,445	27,373
Other long-term liabilities	163,271	—	—	84,108	79,163

Total liabilities	4,062,669	(379,609)	825,879	1,998,098	1,618,301
Total equity	1,316,321	(1,488,464)	1,316,321	1,139,656	348,808

Total liabilities and equity	$5,378,990	$(1,868,073)	$2,142,200	$3,137,754	$1,967,109

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Cash and cash equivalents	$27,201	$—	$—	$27,201	$—
Accounts receivable, net	429,633	(297,782)	305,386	277,291	144,738
Inventories	1,535,386	—	—	877,032	658,354
Other current assets	72,981	—	2,306	34,584	36,091
Assets held for sale	159,243	—	—	77,850	81,393

Total current assets	2,224,444	(297,782)	307,692	1,293,958	920,576
Property and equipment, net	839,630	—	6,730	534,607	298,293
Intangible assets	1,123,206	—	—	692,481	430,725
Equity method investments	298,640	—	246,658	—	51,982
Other long-term assets	13,481	(1,369,967)	1,378,341	3,373	1,734

Total assets	$4,499,401	$(1,667,749)	$1,939,421	$2,524,419	$1,703,310

Floor plan notes payable	$966,579	$—	$—	$558,325	$408,254
Floor plan notes payable — non-trade	668,581	—	90,892	322,814	254,875
Accounts payable	214,870	—	1,633	111,373	101,864
Accrued expenses	195,108	(297,782)	—	97,426	395,464
Current portion of long-term debt	3,414	—	—	3,414	—
Liabilities held for sale	103,001	—	—	37,276	65,725

Total current liabilities	2,151,553	(297,782)	92,525	1,130,628	1,226,182
Long-term debt	846,777	(38,073)	697,324	77,060	110,466
Deferred tax liabilities	205,845	—	—	186,291	19,554
Other long-term liabilities	145,654	—	—	91,447	54,207

Total liabilities	3,349,829	(335,855)	789,849	1,485,426	1,410,409
Total equity	1,149,572	(1,331,894)	1,149,572	1,038,993	292,901

Total liabilities and equity	$4,499,401	$(1,667,749)	$1,939,421	$2,524,419	$1,703,310

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$13,163,517	$—	$—	$7,891,931	$5,271,586
Cost of sales	11,150,569	—	—	6,646,738	4,503,831

Gross profit	2,012,948	—	—	1,245,193	767,755
Selling, general, and administrative expenses	1,594,095	—	19,361	963,493	611,241
Depreciation	53,995	—	1,354	29,488	23,153

Operating income (loss)	364,858	—	(20,715)	252,212	133,361
Floor plan interest expense	(38,797)	—	(8,572)	(16,947)	(13,278)
Other interest expense	(46,892)	—	(29,492)	(3,661)	(13,739)
Debt discount amortization	—	—	—	—	—
Equity in earnings of affiliates	27,572	—	23,965	—	3,607
Debt redemption costs	(17,753)	—	(17,753)	—	—
Equity in earnings of subsidiaries	—	(339,928)	339,928	—	—

Income from continuing operations before income taxes	288,988	(339,928)	287,361	231,604	109,951
Income taxes	(94,330)	111,586	(94,330)	(87,804)	(23,782)

Income from continuing operations	194,658	(228,342)	193,031	143,800	86,169
Loss from discontinued operations, net of tax	(7,491)	7,491	(7,491)	6	(7,497)

Net income	187,167	(220,851)	185,540	143,806	78,672
Other comprehensive income (loss), net of tax	17,610	(16,620)	17,610	966	15,654

Comprehensive income	204,777	(237,471)	203,150	144,772	94,326
Less: Comprehensive income attributable to the non-controlling interests	1,879	(252)	252	—	1,879

Comprehensive income attributable to Penske Automotive Group common stockholders	$202,898	$(237,219)	$202,898	$144,772	$92,447

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$11,127,492	$—	$—	$6,637,084	$4,490,408
Cost of sales	9,365,670	—	—	5,532,337	3,833,333

Gross profit	1,761,822	—	—	1,104,747	657,075
Selling, general, and administrative expenses	1,419,123	—	18,978	880,319	519,826
Depreciation	47,101	—	1,369	25,745	19,987

Operating income (loss)	295,598	—	(20,347)	198,683	117,262
Floor plan interest expense	(27,218)	—	(1,364)	(13,895)	(11,959)
Other interest expense	(44,256)	—	(25,464)	(3,276)	(15,516)
Debt discount amortization	(1,718)	—	(1,718)	—	—
Equity in earnings of affiliates	25,451	—	23,044	—	2,407
Equity in earnings of subsidiaries	—	(272,329)	272,329	—	—

Income from continuing operations before income taxes	247,857	(272,329)	246,480	181,512	92,194
Income taxes	(71,690)	79,208	(71,690)	(52,780)	(26,428)

Income from continuing operations	176,167	(193,121)	174,790	128,732	65,766
Loss from discontinued operations, net of tax	2,091	(2,091)	2,091	3,063	(972)

Net income	178,258	(195,212)	176,881	131,795	64,794
Other comprehensive income (loss), net of tax	(24,061)	21,212	(24,061)	(9,574)	(11,638)

Comprehensive income	154,197	(174,000)	152,820	122,221	53,156
Less: Comprehensive income attributable to non-controlling interests	1,377	—	—	—	1,377

Comprehensive income attributable to Penske Automotive Group common stockholders	$152,820	$(174,000)	$152,820	$122,221	$51,779

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2010

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$9,943,350	$—	$—	$5,777,494	$4,165,856
Cost of sales	8,358,079	—	—	4,809,883	3,548,196

Gross profit	1,585,271	—	—	967,611	617,660
Selling, general, and administrative expenses	1,287,315	—	17,182	784,652	485,481
Depreciation	44,523	—	1,116	24,502	18,905

Operating income (loss)	253,433	—	(18,298)	158,457	113,274
Floor plan interest expense	(32,822)	—	(576)	(22,952)	(9,294)
Other interest expense	(48,541)	—	(30,237)	(2,225)	(16,079)
Debt discount amortization	(8,637)	—	(8,637)	—	—
Equity in earnings of affiliates	20,569	—	18,367	—	2,202
Gain on debt repurchase	1,634	—	1,634	—	—
Equity in earnings of subsidiaries	—	(222,317)	222,317	—	—

Income from continuing operations before income taxes	185,636	(222,317)	184,570	133,280	90,103
Income taxes	(63,441)	76,404	(63,441)	(50,744)	(25,660)

Income from continuing operations	122,195	(145,913)	121,129	82,536	64,443
Loss from discontinued operations, net of tax	(12,848)	12,848	(12,848)	(14,379)	1,531

Net income	109,347	(133,065)	108,281	68,157	65,974
Other comprehensive income (loss), net of tax	(10,722)	12,986	(10,722)	5,435	(18,421)

Comprehensive income	98,625	(120,079)	97,559	73,592	47,553
Less: Comprehensive income attributable to the non-controlling interests	1,066	—	—	—	1,066

Comprehensive income attributable to Penske Automotive Group common stockholders	$97,559	$(120,079)	$97,559	$73,592	$46,487

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2012

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Net cash from (used in) continuing operating activities	$327,931	$45,556	$155,830	$126,545

Investing activities:
Purchase of property and equipment	(161,286)	(1,131)	(121,503)	(38,652)
Proceeds from sale-leaseback transactions	1,584	—	—	1,584
Dealership acquisitions, net	(250,170)	—	(115,781)	(134,389)
Other	8,778	(3,292)	4,762	7,308

Net cash from (used in) continuing investing activities	(401,094)	(4,423)	(232,522)	(164,149)

Financing activities:
Issuance of 5.75% senior subordinated notes	550,000	550,000	—	—
Repurchase of 7.75% senior subordinated notes	(390,755)	(390,755)	—	—
Repurchase of 3.5% senior subordinated convertible notes	(62,687)	(62,687)	—	—
Net borrowings (repayments) of long-term debt	(27,634)	(99,000)	50,889	20,477
Net (repayments) borrowings of floor plan notes payable — non-trade	65,329	21,193	23,054	21,082
Repurchase of common stock	(9,829)	(9,829)	—	—
Dividends	(41,505)	(41,505)	—	—
Payment of deferred financing fees	(8,550)	(8,550)	—	—
Distributions from (to) parent	—	—	5,202	(5,202)
Other	(1,116)	—	—	(1,116)

Net cash from (used in) continuing financing activities	73,253	(41,133)	79,145	35,241

Net cash from discontinued operations	16,462	—	7,129	9,333

Net change in cash and cash equivalents	16,552	—	9,582	6,970
Cash and cash equivalents, beginning of period	27,201	—	27,201	—

Cash and cash equivalents, end of period	$43,753	$—	$36,783	$6,970

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Net cash from (used in) continuing operating activities	$133,268	$(39,449)	$192,351	$(19,634)

Investing activities:
Purchase of property and equipment	(131,971)	(1,280)	(81,244)	(49,447)
Dealership acquisitions, net	(232,106)	—	(230,426)	(1,680)
Other	2,865	—	—	2,865

Net cash from (used in) continuing investing activities	(361,212)	(1,280)	(311,670)	(48,262)

Financing activities:
Repayment under U.S. credit agreement term loan	(7,000)	(7,000)	—	—
Repurchase of 3.5% senior subordinated convertible notes	(87,278)	(87,278)	—	—
Net borrowings (repayments) of long-term debt	162,218	132,000	54,494	(24,276)
Net (repayments) borrowings of floor plan notes payable — non-trade	202,938	65,892	39,571	97,475
Proceeds from exercises of options, including excess tax benefit	3,370	3,370	—	—
Repurchase of common stock	(44,263)	(44,263)	—	—
Dividends	(21,992)	(21,992)	—	—
Distributions from (to) parent	—	—	6,139	(6,139)

Net cash from (used in) continuing financing activities	207,993	40,729	100,204	67,060

Net cash from discontinued operations	28,904	—	30,448	(1,544)

Net change in cash and cash equivalents	8,953	—	11,333	(2,380)
Cash and cash equivalents, beginning of period	18,248	—	15,868	2,380

Cash and cash equivalents, end of period	$27,201	$—	$27,201	$—

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Net cash from (used in) continuing operating activities	$207,416	$133,059	$51,276	$23,081

Investing activities:
Purchase of property and equipment	(74,900)	(66)	(51,026)	(23,808)
Dealership acquisitions, net	(22,232)	—	(22,232)	—
Other	13,822	13,822	—	—

Net cash from (used in) continuing investing activities	(83,310)	13,756	(73,258)	(23,808)

Financing activities:
Repayment under U.S. credit agreement term loan	(15,000)	(15,000)	—	—
Repurchase of 3.5% senior subordinated convertible notes	(156,604)	(156,604)	—	—
Net borrowings (repayments) of long-term debt	(14,369)	—	(13,613)	(756)
Net (repayments) borrowings of floor plan notes payable — non-trade	64,036	25,000	36,148	2,888
Proceeds from exercises of options, including excess tax benefit	540	540	—	—
Repurchase of common stock	(751)	(751)	—	—
Distributions from (to) parent	—	—	1,365	(1,365)

Net cash from (used in) continuing financing activities	(122,148)	(146,815)	23,900	767

Net cash from discontinued operations	2,151	—	1,409	742

Net change in cash and cash equivalents	4,109	—	3,327	782
Cash and cash equivalents, beginning of period	14,139	—	12,541	1,598

Cash and cash equivalents, end of period	$18,248	$—	$15,868	$2,380

Schedule II

PENSKE AUTOMOTIVE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions	Deductions, Recoveries, & Other	Balance at End of Year
	(In thousands)
Year Ended December 31, 2012
Allowance for doubtful accounts	$2,086	$848	$(15)	$2,919
Tax valuation allowance	11,839	2,965	(183)	14,621
Year Ended December 31, 2011
Allowance for doubtful accounts	$1,743	$990	$(647)	$2,086
Tax valuation allowance	7,335	8,831	(4,327)	11,839
Year Ended December 31, 2010
Allowance for doubtful accounts	$1,554	$891	$(702)	$1,743
Tax valuation allowance	6,073	3,213	(1,951)	7,335