Form 10-Q
period 2013-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2013-04-30
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 21, 2013, there were 90,302,508 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$31,627	$43,753
Accounts receivable, net of allowance for doubtful accounts of $2,437 and $2,919	527,663	552,868
Inventories	2,023,529	1,991,167
Other current assets	89,488	90,854
Assets held for sale	108,468	94,441
Total current assets	2,780,775	2,773,083
Property and equipment, net	1,078,627	1,023,781
Goodwill	950,636	974,720
Franchise value	274,955	283,292
Equity method investments	311,251	303,160
Other long-term assets	18,738	20,954
Total assets	$5,414,982	$5,378,990
LIABILITIES AND EQUITY
Floor plan notes payable	$1,425,199	$1,408,363
Floor plan notes payable — non-trade	744,223	716,621
Accounts payable	287,744	263,349
Accrued expenses	226,080	223,574
Current portion of long-term debt	33,053	19,493
Liabilities held for sale	81,452	62,156
Total current liabilities	2,797,751	2,693,556
Long-term debt	858,676	918,024
Deferred tax liabilities	297,851	287,818
Other long-term liabilities	155,128	163,271
Total liabilities	4,109,406	4,062,669
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,303 shares issued and outstanding at March 31, 2013; 90,295 shares issued and outstanding at December 31, 2012	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	689,523	700,013
Retained earnings	656,034	611,026
Accumulated other comprehensive income (loss)	(44,486)	(6,833)
Total Penske Automotive Group stockholders’ equity	1,301,080	1,304,215
Non-controlling interest	4,496	12,106
Total equity	1,305,576	1,316,321
Total liabilities and equity	$5,414,982	$5,378,990

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,742,833	$1,543,991
Used vehicle	1,004,964	936,091
Finance and insurance, net	86,685	77,752
Service and parts	383,483	359,206
Other	181,902	239,350
Total revenues	3,399,867	3,156,390
Cost of sales:
New vehicle	1,607,458	1,414,388
Used vehicle	926,493	860,032
Service and parts	159,615	151,654
Other	173,314	236,457
Total cost of sales	2,866,880	2,662,531
Gross profit	532,987	493,859
Selling, general and administrative expenses	413,312	386,705
Depreciation	14,449	12,950
Operating income	105,226	94,204
Floor plan interest expense	(10,211)	(9,493)
Other interest expense	(11,776)	(12,131)
Equity in earnings of affiliates	2,348	4,410
Income from continuing operations before income taxes	85,587	76,990
Income taxes	(28,381)	(26,908)
Income from continuing operations	57,206	50,082
Income (Loss) from discontinued operations, net of tax	813	(3,076)
Net income	58,019	47,006
Less: Income attributable to non-controlling interests	355	188
Net income attributable to Penske Automotive Group common stockholders	$57,664	$46,818
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.63	$0.55
Discontinued operations	0.01	(0.03)
Net income attributable to Penske Automotive Group common stockholders	$0.64	$0.52
Shares used in determining basic earnings per share	90,421	90,306
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.63	$0.55
Discontinued operations	0.01	(0.03)
Net income attributable to Penske Automotive Group common stockholders	$0.64	$0.52
Shares used in determining diluted earnings per share	90,457	90,338
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$57,206	$50,082
Less: Income attributable to non-controlling interests	355	188
Income from continuing operations, net of tax	56,851	49,894
Income (Loss) from discontinued operations, net of tax	813	(3,076)
Net income attributable to Penske Automotive Group common stockholders	$57,664	$46,818

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Net Income	$58,019	$47,006
Other Comprehensive Income:
Foreign currency translation adjustment	(36,653)	9,926
Unrealized gain (loss) on interest rate swaps:
Unrealized gain(loss) arising during the period, net of tax benefit of $35 and $822, respectively	(54)	(1,257)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $723, and $669, respectively	1,105	1,023
Unrealized gain (loss) on interest rate swaps, net of tax	1,051	(234)
Other adjustments to Comprehensive Income, net	(1,517)	1,009
Other Comprehensive Income(Loss), Net of Taxes	(37,119)	10,701
Comprehensive Income	20,900	57,707
Less: Comprehensive income attributable to non-controlling interests	889	188
Comprehensive income attributable to Penske Automotive Group common stockholders	$20,011	$57,519

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$58,019	$47,006
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	14,449	12,950
Earnings of equity method investments	(2,348)	(4,410)
(Income) loss from discontinued operations, net of tax	(813)	3,076
Deferred income taxes	11,630	4,880
Changes in operating assets and liabilities:
Accounts receivable	6,885	(33,678)
Inventories	(53,091)	(101,396)
Floor plan notes payable	32,119	134,089
Accounts payable and accrued expenses	33,500	74,150
Other	2,725	(11,461)
Net cash from continuing operating activities	103,075	125,206
Investing Activities:
Purchase of equipment and improvements	(68,398)	(26,173)
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $0 and $36,906, respectively	(27,180)	(108,106)
Other	5,744	—
Net cash from continuing investing activities	(89,834)	(134,279)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	247,700	194,300
Repayments under U.S. credit agreement revolving credit line	(287,700)	(219,300)
Net borrowings (repayments) of car rental revolver	49,779	—
Net borrowings (repayments) of other long-term debt	(49,368)	34,766
Net borrowings (repayments) of floor plan notes payable — non-trade	33,477	(367)
Repurchases of common stock	(12,680)	(8,522)
Dividends	(12,656)	(8,973)
Net cash from continuing financing activities	(31,448)	(8,096)
Discontinued operations:
Net cash from discontinued operating activities	(2,766)	(2,774)
Net cash from discontinued investing activities	989	34,370
Net cash from discontinued financing activities	7,858	(10,491)
Net cash from discontinued operations	6,081	21,105
Net change in cash and cash equivalents	(12,126)	3,936
Cash and cash equivalents, beginning of period	43,753	27,201
Cash and cash equivalents, end of period	$31,627	$31,137

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$13,478	$14,061
Income taxes	3,259	7,740

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Attributable to Penske Automotive Group	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in thousands)
Balance, January 1, 2013	90,294,765	$9	$700,013	$611,026	$(6,833)	$1,304,215	$12,106	$1,316,321
Equity compensation	417,743	—	2,190	—	—	2,190	—	2,190
Repurchase of common stock	(410,000)	—	(12,680)	—	—	(12,680)	—	(12,680)
Dividends	—	—	—	(12,656)	—	(12,656)	—	(12,656)
Distributions to non-controlling interests	—	—	—	—	—	—	(190)	(190)
Deconsolidation of subsidiary	—	—	—	—	—	—	(8,309)	(8,309)
Foreign currency translation	—	—	—	—	(37,187)	(37,187)	534	(36,653)
Interest rate swaps	—	—	—	—	1,051	1,051	—	1,051
Other	—	—	—	—	(1,517)	(1,517)	—	(1,517)
Net income	—	—	—	57,664	—	57,664	355	58,019
Balance, March 31, 2013	90,302,508	$9	$689,523	$656,034	$(44,486)	$1,301,080	$4,496	$1,305,576

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

We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of March 31, 2013, we operated 342 retail franchises, of which 174 franchises are located in the U.S. and 168 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

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

We are the Hertz rental car franchisee in the Memphis, Tennessee market. In March 2013, we also acquired the assets and franchise rights to become the operator of Hertz rental car locations in certain markets throughout Indiana. We now operate more than fifty on and off-airport Hertz rental car locations.

During the first quarter of 2013, we sold 50% of our holdings in our Italian automotive retail joint venture. As a result of this transaction, we deconsolidated the Italian joint venture and will account for our remaining 35% interest using the equity method.

Basis of Presentation

The following unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2013 and December 31, 2012 and for the three month periods ended March 31, 2013 and 2012 is unaudited, but includes all adjustments that are of a normal recurring nature, which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements, including the comparative periods presented, have been adjusted for entities that have been treated as discontinued operations through March 31, 2013 in accordance with generally accepted accounting principles. The results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present either on the face of the statement of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We complied with the disclosure requirements of this ASU for the quarter ended March 31, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU is effective prospectively for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-05 to affect our consolidated financial position, results of operations, or cash flows.

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

Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended March 31,
	2013	2012
Revenues	$85,761	$131,840
Pre-tax income (loss)	1,271	(954)
Loss on disposal	—	(182)

	March 31,	December 31,
	2013	2012

Inventories	$61,918	$53,688
Other assets	46,550	40,753
Total assets	$108,468	$94,441

Floor plan notes payable (including non-trade)	$55,350	$45,593
Other liabilities	26,102	16,563
Total liabilities	$81,452	$62,156

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

	March 31, 2013
	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550,000	$573,375
Mortgage facilities	103,205	105,154

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2013	2012
New vehicles	$1,430,247	$1,421,074
Used vehicles	511,938	484,760
Parts, accessories and other	81,344	85,333

Total inventories	$2,023,529	$1,991,167

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $8,339 and $5,265 during the three months ended March 31, 2013 and 2012, respectively.

3. Business Combinations

We acquired one Hertz car rental franchise during the three months ended March 31, 2013 and thirteen automotive retail franchises during the three months ended March 31, 2012. Our financial statements include the results of operations of the acquired dealerships from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2013 and 2012 follows:

	March 31,
	2013	2012
Accounts receivable	$—	$16,976
Inventory	117	79,650
Other current assets	80	—
Property and equipment	20,021	32,593
Indefinite-lived intangibles	6,962	54,992
Current liabilities	—	(49,290)
Non-current liabilities	—	(26,815)
Total consideration	27,180	108,106
Seller financed/assumed debt	—	—
Cash used in dealership acquisitions	$27,180	$108,106

The following unaudited consolidated pro forma results of operations of PAG for the three months ended March 31, 2013 and 2012 give effect to acquisitions consummated during 2013 and 2012 as if they had occurred on January 1, 2012:

	Three Months Ended March 31,
	2013	2012
Revenues	$3,403,722	$3,236,892
Income from continuing operations	56,961	50,681
Net income	57,419	47,417
Income from continuing operations per diluted common share	$0.63	$0.56
Net income per diluted common share	$0.63	$0.52

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the three months ended March 31, 2013:

	Goodwill	Franchise Value
Balance, January 1, 2013	$974,720	$283,292
Additions	6,962	—
Deconsolidation of Italian investment	(7,231)	(2,908)
Foreign currency translation	(23,815)	(5,429)
Balance, March 31, 2013	$950,636	$274,955

Goodwill additions of $6,962 were related to our Hertz rental car operations within our Other reportable segment. All other changes were within our Retail reportable segment. As of March 31, 2013, the goodwill balance within our Retail and Other reportable segments was $939,735 and $10,901, respectively.

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

The floor plan agreements grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S. are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Bank Rate, or the Euro Interbank Offer Rate. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on our consolidated condensed balance sheets and classify related cash flows as a financing activity on our consolidated condensed statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended
	March 31,
	2013	2012
Weighted average number of common shares outstanding	90,421	90,306
Effect of non-participatory equity compensation	36	32
Weighted average number of common shares outstanding, including effect of dilutive securities	90,457	90,338

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
U.S. credit agreement - revolving credit line	$10,000	$50,000
U.S. credit agreement - term loan	110,000	110,000
U.K. credit agreement - revolving credit line	3,040	48,741
U.K. credit agreement - term loan	34,205	38,993
U.K. credit agreement - overdraft line of credit	—	6,838
5.75% senior subordinated notes due 2022	550,000	550,000
Rental car revolver	72,950	23,171
Mortgage facilities	103,205	104,043
Other	8,329	5,731
Total long-term debt	891,729	937,517
Less: current portion	(33,053)	(19,493)
Net long-term debt	$858,676	$918,024

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

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2013, we were in compliance with all covenants under the U.S. Credit Agreement.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of March 31, 2013, $10,000 of revolver borrowings, $110,000 of term loans and $500 of letters of credit were outstanding under the U.S. Credit Agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100,000 revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10,000 demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2013, outstanding loans under the U.K. credit agreement amounted to £2,000 ($3,040).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of March 31, 2013, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30,000 term loan which was used for working capital and an acquisition. The term loan is repayable in £1,500 quarterly installments through 2015 with a final payment of £7,500 due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of March 31, 2013, the amount outstanding under the U.K. term loan was £22,500 ($34,205).

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

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of March 31, 2013, we were in compliance with all negative covenants, and there were no events of default.

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

Rental Car Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $100,000 in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2014. As of March 31, 2013 outstanding loans under the rental car revolver amounted to $72,950.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2013, we owed $103,205 of principal under our mortgage facilities.

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

We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of March 31, 2013 and December 31, 2012, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $12,598 and $14,337, respectively. During 2013 and 2012, there was no hedge ineffectiveness recorded in our income statement. During the three months ended March 31, 2013, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 38 basis points.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2013, we were not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of March 31, 2013, we were in compliance with all covenants under these leases.

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

We hold a 9.0% ownership interest in PTL. Historically General Electric Capital Corporation (“GECC”) has provided PTL with a majority of its financing. Since April 2012, PTL has refinanced a significant amount of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co-issued $700,000 of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700,000 derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700,000 of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, we have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $950 for acting as co-obligor. The maximum amount of our potential obligations to GECC under this agreement are 9.0% of the required principal repayment due in 2019 (which is expected to be $63,100) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

We have $500 of letters of credit outstanding as of March 31, 2013, and have posted $9,047 of surety bonds in the ordinary course of business.

10. Equity

Share Repurchase

During the first quarter of 2013, we repurchased 410 shares of our outstanding common stock for $12,680, or an average of $30.93 per share, under a program approved by our Board of Directors.

11. Accumulated Other Comprehensive Income / (Loss)

The table below presents the changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss) during the three months ended March 31, 2013 attributable to Penske Automotive Group common stockholders.

	Interest Rate Swaps	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(8,678)	$(1,194)	$3,039	$(6,833)
Other comprehensive income before reclassifications	(54)	(36,303)	(1,517)	(37,874)
Amounts reclassified from accumulated other comprehensive income - net of tax	1,105	(884)	—	221
Net current-period other comprehensive income	1,051	(37,187)	(1,517)	(37,653)
Balance at March 31, 2013	$(7,627)	$(38,381)	$1,522	$(44,486)

Within the amounts reclassified from accumulated other comprehensive income, the $1,105 associated with interest rate swaps is included in floor plan interest expense, and the $(884) associated with foreign currency translation is included in selling, general, and administrative expenses.

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our Hertz rental car business operating segment and our investments in non-automotive retail operations operating segment. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions).

Three Months Ended March 31

	Retail	Other	Intersegment Elimination	Total
Revenues
2013	$3,405,665	$6,886	$(12,684)	$3,399,867
2012	3,156,390	—	—	3,156,390
Segment income
2013	84,424	1,273	(110)	85,587
2012	73,156	3,834	—	76,990

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of March 31, 2013 and December 31, 2012 and for the three month periods ended March 31, 2013 and 2012 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and jointly and several. The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Cash and cash equivalents	$31,627	$—	$—	$19,102	$12,525
Accounts receivable, net	527,663	(352,395)	352,395	293,820	233,843
Inventories	2,023,529	—	—	1,206,377	817,152
Other current assets	89,488	—	3,375	41,500	44,613
Assets held for sale	108,468	—	—	66,477	41,991

Total current assets	2,780,775	(352,395)	355,770	1,627,276	1,150,124
Property and equipment, net	1,078,627	—	4,353	727,320	346,954
Intangible assets	1,225,591	—	—	763,430	462,161
Equity method investments	311,251	—	254,392	—	56,859
Other long-term assets	18,738	(1,459,958)	1,473,072	4,086	1,538

Total assets	$5,414,982	$(1,812,353)	$2,087,587	$3,122,112	$2,017,636

Floor plan notes payable	$1,425,199	$—	$—	$884,419	$540,780
Floor plan notes payable — non-trade	744,223	—	109,321	317,087	317,815
Accounts payable	287,744	—	2,564	124,555	160,625
Accrued expenses	226,080	(352,395)	126	127,936	450,413
Current portion of long-term debt	33,053	—	—	23,932	9,121
Liabilities held for sale	81,452	—	—	42,717	38,735

Total current liabilities	2,797,751	(352,395)	112,011	1,520,646	1,517,489
Long-term debt	858,676	(39,314)	670,000	156,321	71,669
Deferred tax liabilities	297,851	—	—	272,900	24,951
Other long-term liabilities	155,128	—	—	81,088	74,040

Total liabilities	4,109,406	(391,709)	782,011	2,030,955	1,688,149
Total equity	1,305,576	(1,420,644)	1,305,576	1,091,157	329,487

Total liabilities and equity	$5,414,982	$(1,812,353)	$2,087,587	$3,122,112	$2,017,636

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Cash and cash equivalents	$43,753	$—	$—	$36,783	$6,970
Accounts receivable, net	552,868	(340,917)	340,917	372,638	180,230
Inventories	1,991,167	—	—	1,197,456	793,711
Other current assets	90,854	—	3,546	55,836	31,472
Assets held for sale	94,441	—	—	59,113	35,328

Total current assets	2,773,083	(340,917)	344,463	1,721,826	1,047,711
Property and equipment, net	1,023,781	—	4,474	654,248	365,059
Intangible assets	1,258,012	—	—	756,655	501,357
Equity method investments	303,160	—	252,816	—	50,344
Other long-term assets	20,954	(1,527,156)	1,540,447	5,025	2,638

Total assets	$5,378,990	$(1,868,073)	$2,142,200	$3,137,754	$1,967,109

Floor plan notes payable	$1,408,363	$—	$—	$917,390	$490,973
Floor plan notes payable — non-trade	716,621	—	112,085	334,122	270,414
Accounts payable	263,349	—	3,344	123,754	136,251
Accrued expenses	223,574	(340,917)	450	113,753	450,288
Current portion of long-term debt	19,493	—	—	9,745	9,748
Liabilities held for sale	62,156	—	—	33,163	28,993

Total current liabilities	2,693,556	(340,917)	115,879	1,531,927	1,386,667
Long-term debt	918,024	(38,692)	710,000	121,618	125,098
Deferred tax liabilities	287,818	—	—	260,445	27,373
Other long-term liabilities	163,271	—	—	84,108	79,163

Total liabilities	4,062,669	(379,609)	825,879	1,998,098	1,618,301
Total equity	1,316,321	(1,488,464)	1,316,321	1,139,656	348,808

Total liabilities and equity	$5,378,990	$(1,868,073)	$2,142,200	$3,137,754	$1,967,109

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Revenues	$3,399,867	$—	$—	$2,017,973	$1,381,894
Cost of sales	2,866,880	—	—	1,685,065	1,181,815

Gross profit	532,987	—	—	332,908	200,079
Selling, general and administrative expenses	413,312	—	5,158	256,469	151,685
Depreciation	14,449	—	378	8,251	5,820

Operating income (loss)	105,226	—	(5,536)	68,188	42,574
Floor plan interest expense	(10,211)	—	(2,287)	(4,810)	(3,114)
Other interest expense	(11,776)	—	(6,716)	(1,067)	(3,993)
Equity in earnings of affiliates	2,348	—	1,912	—	436
Equity in earnings of subsidiaries	—	(97,859)	97,859	—	—

Income (loss) from continuing operations before income taxes	85,587	(97,859)	85,232	62,311	35,903
Income taxes	(28,381)	32,586	(28,381)	(24,426)	(8,160)

Income (loss) from continuing operations	57,206	(65,273)	56,851	37,885	27,743
(Loss) income from discontinued operations, net of tax	813	(813)	813	601	212

Net income (loss)	58,019	(66,086)	57,664	38,486	27,955
Other comprehensive income (loss), net of tax	(37,119)	36,784	(37,119)	1,051	(37,835)

Comprehensive income	20,900	(29,302)	20,545	39,537	(9,880)
Less: Comprehensive income attributable to the non-controlling interests	889	(534)	534	—	889

Comprehensive income attributable to Penske Automotive Group common stockholders	$20,011	$(28,768)	$20,011	$39,537	$(10,769)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Revenues	$3,156,390	$—	$—	$1,806,894	$1,349,496
Cost of sales	2,662,531	—	—	1,514,572	1,147,959

Gross profit	493,859	—	—	292,322	201,537
Selling, general and administrative expenses	386,705	—	4,595	234,721	147,389
Depreciation	12,950	—	362	6,958	5,630

Operating income (loss)	94,204	—	(4,957)	50,643	48,518
Floor plan interest expense	(9,493)	—	(2,198)	(3,723)	(3,572)
Other interest expense	(12,131)	—	(7,563)	(910)	(3,658)
Equity in earnings of affiliates	4,410	—	3,760	—	650
Equity in earnings of subsidiaries	—	(87,760)	87,760	—	—

Income (loss) from continuing operations before income taxes	76,990	(87,760)	76,802	46,010	41,938
Income taxes	(26,908)	30,742	(26,908)	(20,635)	(10,107)

Income (loss) from continuing operations	50,082	(57,018)	49,894	25,375	31,831
(Loss) income from discontinued operations, net of tax	(3,076)	3,076	(3,076)	(1,741)	(1,335)

Net income (loss)	47,006	(53,942)	46,818	23,634	30,496
Other comprehensive income (loss), net of tax	10,701	(9,692)	10,701	(234)	9,926

Comprehensive income	57,707	(63,634)	57,519	23,400	40,422
Less: Comprehensive income attributable to non-controlling interests	188	—	—	—	188

Comprehensive income attributable to Penske Automotive Group common stockholders	$57,519	$(63,634)	$57,519	$23,400	$40,234

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$103,075	$68,356	$28,962	$5,757

Investing activities:
Purchase of equipment and improvements	(68,398)	(257)	(58,038)	(10,103)
Dealership acquisitions, net	(27,180)	—	(27,180)	—
Other	5,744	—	—	5,744

Net cash from continuing investing activities	(89,834)	(257)	(85,218)	(4,359)

Financing activities:
Net borrowings (repayments) of long-term debt	(39,589)	(39,999)	52,192	(51,782)
Net borrowings (repayments) of floor plan notes payable — non-trade	33,477	(2,764)	(17,034)	53,275
Repurchase of common stock	(12,680)	(12,680)	—	—
Dividends	(12,656)	(12,656)	—	—
Distributions from (to) parent	—	—	415	(415)

Net cash from continuing financing activities	(31,448)	(68,099)	35,573	1,078

Net cash from discontinued operations	6,081	—	3,002	3,079

Net change in cash and cash equivalents	(12,126)	—	(17,681)	5,555
Cash and cash equivalents, beginning of period	43,753	—	36,783	6,970

Cash and cash equivalents, end of period	$31,627	$—	$19,102	$12,525

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)
Net cash from continuing operating activities	$125,206	$44,856	$8,860	$71,490

Investing activities:
Purchase of equipment and improvements	(26,173)	(518)	(17,720)	(7,935)
Dealership acquisitions, net	(108,106)	—	—	(108,106)
Other	—	—	—	—

Net cash from continuing investing activities	(134,279)	(518)	(17,720)	(116,041)

Financing activities:
Net borrowings (repayments) of long-term debt	9,766	(25,000)	(963)	35,729
Net borrowings (repayments) of floor plan notes payable — non-trade	(367)	(1,843)	(17,591)	19,067
Repurchase of common stock	(8,522)	(8,522)	—	—
Dividends	(8,973)	(8,973)	—	—
Distributions from (to) parent	—	—	636	(636)

Net cash from continuing financing activities	(8,096)	(44,338)	(17,918)	54,160

Net cash from discontinued operations	21,105	—	9,994	11,111

Net change in cash and cash equivalents	3,936	—	(16,784)	20,720
Cash and cash equivalents, beginning of period	27,201	—	27,201	—

Cash and cash equivalents, end of period	$31,137	$—	$10,417	$20,720

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A. “Risk Factors” and “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through March 31, 2013.

Overview

We are the second largest automotive retailer headquartered in the U.S. as measured by the $13.2 billion in total revenue we generated in 2012. As of March 31, 2013, we operated 342 retail automotive franchises, of which 174 franchises are located in the U.S. and 168 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. During the three months ended March 31, 2013, we retailed and wholesaled more than 103,000 vehicles. We are diversified geographically, with 63% of our total revenues during the three months ended March 31, 2013, generated in the U.S. and Puerto Rico and 37% generated outside the U.S. We offer approximately 40 vehicle brands with 96% of our total retail revenue during the three months ended March 31, 2013, generated from brands of non-U.S. based manufacturers, and 69% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of finance and insurance products, extended service and maintenance contracts and replacement and aftermarket automotive products.

We also hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL operates and maintains more than 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which, together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by General Electric Capital Corporation (“GECC”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings each quarter on our statements of income under the caption “Equity in Earnings of Affiliates,” which also includes the results of our other investments.

Outlook

The level of new automotive unit sales in our markets impacts our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement. During the three months ended March 31, 2013, total U.S. industry new vehicle unit sales increased from 3,467,084 to 3,689,089, representing an increase of 6.4%. We believe the U.S. automotive market will continue to improve based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, a strong credit environment for consumers, and the planned introduction of new models by many different vehicle brands.

During the three months ended March 31, 2013, vehicle registrations in the U.K. improved from 563,556 to 605,198, representing an increase of 7.4%. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe, despite domestic and international economic concerns, the U.K. market will continue to grow as a result of U.K. motorists responding positively to new products and the latest fuel-efficient technology. We also expect continued resiliency in premium brand sales in the U.K. in 2013. See Part II, Item 1A. “Risk Factors” and “Forward-Looking Statements.”

Operating Overview

New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of extended service and maintenance contracts, sales of insurance policies, commissions relating to the sale of finance and lease contracts to third parties and the sales of certain other products. Service and parts revenues include fees paid for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories.

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

Aggregate gross profit increased $39.1 million, or 7.9%, during the three months ended March 31, 2013 compared to the same period in prior year. The increase in gross profit is largely attributable to same-store increases in finance and insurance and service and parts gross profit. Our retail gross margin percentage decreased from 16.8% during the three months ended March 31, 2012 to 16.3% during the three months ended March 31, 2013, due primarily to gross margin decreases in our new and used vehicle sales.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has increased during the three months ended March 31, 2013 as a result of an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has decreased during the three months ended March 31, 2013 due to repayments of acquisition debt during 2012.

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

Revenue Recognition

Vehicle, Parts and Service Sales

We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to the governmental authorities are recorded on a net basis (excluded from revenue). During the three months ended March 31, 2013 and 2012, we earned $112.2 million and $105.3 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $109.6 million and $102.7 million, respectively, was recorded as a reduction of cost of sales.

Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.4 million and $23.4 million as of March 31, 2013 and December 31, 2012, respectively.

Rental Car Revenue

Rental and rental related revenues are recognized over the period the revenue earning equipment is rented based on the terms of the rental contract. Taxes collected from customers and remitted to the governmental authorities are recorded on a net basis (excluded from revenue).

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

Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our Hertz rental car business operating segment and our investments in non-automotive retail operations operating segment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. The goodwill included in our Other reportable segment relates to our Hertz rental car business operating segment.

We prepare a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2012, we concluded that it was not more likely than not that any of the reporting units’ fair value were less than their carrying amount. If the additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using our weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe that this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and our cost of capital.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $311.3 million and $303.2 million as of March 31, 2013 and December 31, 2012, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $22.1 million and $20.1 million as of March 31, 2013 and December 31, 2012, respectively. Changes in the reserve estimate during 2013 relate primarily to our general liability and workers compensation programs.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present either on the face of the statement of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We complied with the disclosure requirements of this ASU for the quarter ended March 31, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU is effective prospectively for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-05 to affect our consolidated financial position, results of operations, or cash flows.

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2011, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2013 and in quarterly same store comparisons beginning with the quarter ended June 30, 2012.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

New Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change		% Change
New retail unit sales	45,745	41,704	4,041		9.7%
Same-store new retail unit sales	44,203	41,353	2,850		6.9%
New retail sales revenue	$1,742.8	$1,544.0	198.8		12.9%
Same-store new retail sales revenue	$1,687.0	$1,532.3	154.7		10.1%
New retail sales revenue per unit	$38,099	$37,023	1,076		2.9%
Same-store new retail sales revenue per unit	$38,165	$37,054	1,111		3.0%
Gross profit — new	$135.4	$129.6	5.8		4.5%
Same-store gross profit — new	$131.2	$128.6	2.6		2.0%
Average gross profit per new vehicle retailed	$2,959	$3,108	(149)		(4.9)%
Same-store average gross profit per new vehicle retailed	$2,967	$3,111	(144)		(4.6)%
Gross margin % — new	7.8%	8.4%	(60	) bps	(7.1)%
Same-store gross margin % — new	7.8%	8.4%	(60	) bps	(7.1)%

Units

Retail unit sales of new vehicles increased 4,041 units, or 9.7%, from 2012 to 2013, including an 11.8% increase in the U.S. and a 5.3% increase internationally. The increase is due to a 2,850 unit, or 6.9%, increase in same-store retail unit sales during the period, coupled with a 1,191 unit increase from net dealership acquisitions. Same-store units increased 9.0% in the U.S. and 2.5% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. However, our 2013 international business was negatively affected in the quarter by two less selling days due to an early shut down of the U.K. registration system because of the Easter holiday falling in March 2013 versus April in 2012. The overall same-store increase was driven by an 8.4% increase in premium/luxury brands, a 6.4% increase in volume foreign brands and a 2.4% increase in domestic brands. Overall, we believe our premium, volume foreign, and domestic brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand,  and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $198.8 million, or 12.9%, from 2012 to 2013. The increase is due to a $154.7 million, or 10.1%, increase in same-store revenues, coupled with a $44.1 million increase from net dealership acquisitions. Same-store retail revenue increased 11.5% in the U.S. and 1.2% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. However, our 2013 international business was negatively affected in the quarter by two less selling days due to an early shut down of the U.K. registration system because of the Easter holiday falling in March 2013 versus April in 2012. The overall same-store revenue increase is due primarily to the 6.9% increase in retail unit sales, which increased revenue by $108.8 million, coupled with a $1,111, or 3.0%, increase in average selling prices per unit, which increased revenue by $45.9 million.

Gross Profit

Retail gross profit from new vehicle sales increased $5.8 million, or 4.5%, from 2012 to 2013. The increase is due to a $2.6 million, or 2.0%, increase in same-store gross profit, coupled with a $3.2 million increase from net dealership acquisitions. The same-store increase is due primarily to the 6.9% increase in retail unit sales, which increased gross profit by $8.5 million, somewhat offset by a $144, or 4.6%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $5.9 million.

Used Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change		% Change
Used retail unit sales	40,076	36,371	3,705		10.2%
Same-store used retail unit sales	38,492	36,109	2,383		6.6%
Used retail sales revenue	$1,005.0	$936.1	68.9		7.4%
Same-store used retail sales revenue	$974.3	$932.0	42.3		4.5%
Used retail sales revenue per unit	$25,076	$25,737	(661)		(2.6)%
Same-store used retail sales revenue per unit	$25,310	$25,810	(500)		(1.9)%
Gross profit — used	$78.5	$76.1	2.4		3.2%
Same-store gross profit — used	$76.0	$75.8	0.2		0.3%
Average gross profit per used vehicle retailed	$1,958	$2,091	(133)		(6.4)%
Same-store average gross profit per used vehicle retailed	$1,973	$2,100	(127)		(6.0)%
Gross margin % — used	7.8%	8.1%	(30	) bps	(3.7)%
Same-store gross margin % — used	7.8%	8.1%	(30	) bps	(3.7)%

Units

Retail unit sales of used vehicles increased 3,705 units, or 10.2%, from 2012 to 2013 including a 13.8% increase in the U.S. and a 3.7% increase internationally. The increase is due to a 2,383 unit, or 6.6%, increase in same-store retail unit sales, coupled with a 1,322 unit increase from net dealership acquisitions. Same-store units increased 10.2% in the U.S. and were flat internationally. Our 2013 international business was negatively affected in the quarter by two less selling days due to an early shut down of the U.K. registration system because of the Easter holiday falling in March 2013 versus April in 2012. In addition, historically our first quarter international retail used business has been positively affected by bulk purchases of 500 to 1,000 used vehicles from certain manufacturers in the prior year-end. No such purchases were available in December 2012. While we cannot specifically measure the effect of these transactions, we believe that the lack of such purchases in December 2012 had a negative impact on 2013 unit sales, revenues and gross margins as compared to the same period in 2012. The overall same-store increase was driven by a 3.1% increase in premium/luxury brands, an 11.6% increase in volume foreign brands, and an 11.7% increase in domestic brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, and our focus on retailing trade-ins and minimizing wholesaled vehicles.

Revenues

Used vehicle retail sales revenue increased $68.9 million, or 7.4%, from 2012 to 2013. The increase is due to a $42.3 million, or 4.5%, increase in same-store revenues, coupled with a $26.6 million increase from net dealership acquisitions. Same store retail revenue increased 10.2% in the U.S. and decreased 1.7% internationally. The overall same-store revenue increase is due to the 6.6% increase in same-store retail unit sales, which increased revenue by $60.3 million, somewhat offset by a $500, or 1.9%, decrease in comparative average selling prices per unit, which decreased revenue by $18.0 million. Our 2013 international business was negatively affected in the quarter by two less selling days due to an early shut down of the U.K. registration system because of the Easter holiday falling in March 2013 versus April in 2012. In addition, historically our first quarter international retail used business has been positively affected by bulk purchases of 500 to 1,000 used vehicles from certain manufacturers in the prior year-end. No such purchases were available in December 2012. While we cannot specifically measure the effect of these transactions, we believe that the lack of such purchases in December 2012 had a negative impact on 2013 unit sales, revenues and gross margins as compared to the same period in 2012.

Gross Profit

Retail gross profit from used vehicle sales increased $2.4 million, or 3.2%, from 2012 to 2013. The increase is due to a $0.2 million, or 0.3%, increase in same-store gross profit, coupled with a $2.2 million increase from net dealership acquisitions. The increase in same- store gross profit is due to the 6.6% increase in used retail unit sales, which increased gross profit by $4.7 million, somewhat offset by a $127, or 6.0%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $4.5 million.

Finance and Insurance Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Finance and insurance revenue	$86.7	$77.8	$8.9	11.5%
Same-store finance and insurance revenue	$84.8	$77.2	$7.6	9.9%
Finance and insurance revenue per unit	$1,010	$996	$14	1.4%
Same-store finance and insurance revenue per unit	$1,026	$997	$29	2.9%

Finance and insurance revenue increased $8.9 million, or 11.5%, from 2012 to 2013. The increase is due to a $7.6 million, or 9.9%, increase in same-store revenues during the period, coupled with a $1.3 million increase from net dealership acquisitions. The same-store revenue increase is due to a 6.8% increase in same-store retail unit sales, which increased revenue by $5.4 million, coupled with a $29, or 2.9%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $2.2 million. Finance and insurance revenue per unit was up 6.9% to $970 per unit in the U.S. and down 6.5% to $1,095 per unit internationally. We believe the increases in the U.S. are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations. We believe the decreases in international are due to increased use of subvented rate customer financing by captive lenders in the U.K., which results in lower finance commissions.

Service and Parts Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change		% Change
Service and parts revenue	$383.5	$359.2	24.3		6.8%
Same-store service and parts revenue	$368.5	$357.3	11.2		3.1%
Gross profit	$223.9	$207.6	16.3		7.9%
Same-store gross profit	$216.1	$206.5	9.6		4.6%
Gross margin	58.4%	57.8%	60	bps	1.0%
Same-store gross margin	58.6%	57.8%	80	bps	1.4%

Revenues

Service and parts revenue increased $24.3 million, or 6.8%, from 2012 to 2013 including a 9.1% increase in the U.S. and a 1.4% increase internationally. The increase is due to an $11.2 million, or 3.1%, increase in same-store revenues during the period, coupled with a $13.1 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $5.8 million, or 2.3%, increase in customer pay revenue, a $4.6 million, or 6.1%, increase in warranty revenue, a $0.6 million, or 2.6%, increase in body shop revenue, and a $0.2 million, or 3.1%, increase in vehicle preparation revenue. We believe that our parts and service business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years.

Gross Profit

Service and parts gross profit increased $16.3 million, or 7.9%, from 2012 to 2013 including a 10.5% increase in the U.S. and a 2.0% increase in the U.K. The increase is due to a $9.6 million, or 4.6%, increase in same-store gross profit during the period, coupled with a $6.7 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $11.2 million, or 3.1%, increase in same-store revenues, which increased gross profit by $6.6 million, coupled with a 1.4% increase in gross margin, which increased gross profit by $3.0 million. The same-store gross profit increase is composed of a $3.4 million, or 8.9%, increase in warranty gross profit, a $3.2 million, or 10.3%, increase in vehicle preparation gross profit, a $2.3 million, or 1.9%, increase in customer pay gross profit, and a $0.7 million, or 4.6%, increase in body shop gross profit.

Selling, General and Administrative Data

			2013 vs. 2012
Dollars in millions	2013	2012	Change		% Change
Personnel expense	$234.1	$215.4	$18.7		8.7%
Advertising expense	$19.0	$19.0	$—		0.0%
Rent & related expense	$63.3	$60.9	$2.4		3.9%
Other expense	$96.9	$91.4	$5.5		6.0%
Total SG&A expenses	$413.3	$386.7	$26.6		6.9%
Same-store SG&A expenses	$395.2	$383.3	$11.9		3.1%

Personnel expense as % of gross profit	43.9%	43.6%	30	bps	0.7%
Advertising expense as % of gross profit	3.6%	3.9%	(30	) bps	(7.7)%
Rent & related expense as % of gross profit	11.9%	12.3%	(40	) bps	(3.3)%
Other expense as % of gross profit	18.2%	18.5%	(30	) bps	(1.6)%
Total SG&A expenses as % of gross profit	77.5%	78.3%	(80	) bps	(1.0)%
Same-store SG&A expenses as % of gross profit	77.1%	78.0%	(90	) bps	(1.2)%

Selling, general and administrative expenses (“SG&A”) increased $26.6 million, or 6.9%, from $386.7 million to $413.3 million. The aggregate increase is due to an $11.9 million, or 3.1%, increase in same-store SG&A, coupled with a $14.7 million increase from net dealership acquisitions. SG&A as a percentage of gross profit was 77.5%, an improvement of 80 basis points compared to 78.3% in the prior year. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of a 4.1% increase in same-store retail gross profit versus the prior year.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $0.7 million, or 7.6%, from $9.5 million to $10.2 million. This increase is due primarily to a $0.6 million, or 5.9%, increase in same-store floor plan interest expense and a $0.1 million increase from net dealership acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense decreased $0.3 million, or 2.9%, from $12.1 million to $11.8 million. The decrease is due primarily to repayments of acquisition debt during 2012.

Equity in Earnings of Affiliates

Equity in earnings of affiliates decreased $2.1 million or 47.7%, from $4.4 million to $2.3 million. The decrease was primarily attributable to a decrease in equity in earnings from our investment in PTL and decreases in earnings at our non-automotive retail joint ventures.

Income Taxes

Income taxes increased $1.5, or 5.5%, from $26.9 to $28.4. The increase is due primarily to an increase in our pre-tax income versus the prior year.

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

As of March 31, 2013, we had $365.0 million and £108.0 million ($164.2 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.

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

During the three months ended March 31, 2013, we repurchased 410,000 shares of our outstanding common stock on the open market for a total of $12.7 million, or an average of $30.93 per share, under a program approved by our Board of Directors. We have $85.6 million in authorization under the existing securities repurchase program.

Dividends

We paid the following cash dividends on our common stock in 2012 and 2013:

Per Share Dividends

2012

First Quarter	$0.10
Second Quarter	0.11
Third Quarter	0.12
Fourth Quarter	0.13

2013

First Quarter	$0.14

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

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $110.0 million, and for an additional $10.0 million of availability for letters of credit, through September 2015. The revolving loans bear interest at a defined LIBOR plus 2.25%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.25%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2013, we were in compliance with all covenants under the U.S. Credit Agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See Part II, Item 1A. — “Risk Factors” and “Forward Looking Statements” below.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the

U.S. Credit Agreement. As of March 31, 2013, $10.0 million of revolver borrowings, $110.0 million of term loans and $0.5 of letters of credit were outstanding under the U.S. Credit Agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2013, outstanding loans under the U.K. credit agreement amounted to £2.0 million ($3.0 million).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of March 31, 2013, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, acquisitions, capital expenditures and investments in the U.K. See Part II, Item 1A. — “Risk Factors” and “Forward Looking Statements” below.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of March 31, 2013, the amount outstanding under the U.K. term loan was £22.5 million ($34.2 million).

5.75% Senior Subordinated Notes

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”) in a private offering under Rule 144A and Regulation S of the Securities Act of 1933.

We used a portion of the net proceeds of the 5.75% Notes to redeem $375.0 million in aggregate principal amount of our 7.75% Senior Subordinated Notes due 2016, and to pay fees and expenses in connection with the offering. The remaining proceeds from the 5.75% Notes were used to repay amounts outstanding under our U.S. credit agreement and our U.S. floor plan borrowings.

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of March 31, 2012, we were in compliance with all negative covenants, and there were no events of default.

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

Rental Car Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $100.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2014. As of March 31, 2013 outstanding loans under the rental car revolver amounted to $73.0 million.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2013, we owed $103.2 million of principal under our mortgage facilities.

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

During the first quarter of 2013, outstanding revolving commitments varied between $10.0 million and $124.0 million under the U.S. credit agreement and between £0 and £43.0 million ($65.4 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three months ended March 31, 2013, the swaps increased the weighted average interest rate on our floor plan borrowing by 38 basis points.

PTL Dividends

We hold a 9.0% ownership interest in Penske Truck Leasing. During the three months ended March 31, 2013 and 2012, respectively, we received $0 and $10.8 million of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease a majority of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined.  For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of March 31, 2013, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

We hold a 9.0% ownership interest in PTL. Historically General Electric Credit Corporation (“GECC”) has provided PTL with a majority of its financing. Since April 2012, PTL refinanced a significant amount of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 to certain investors through an offering pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700.0 million derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700.0 million of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

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

Cash Flows

Cash and cash equivalents decreased by $12.1 million and increased by $3.9 million during the three months ended March 31, 2013 and 2012, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $103.1 million and $125.2 million during the three months ended March 31, 2013 and 2012, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Three Months Ended March 31,
Dollars in millions	2013	2012
Net cash from continuing operating activities as reported	$103.1	$125.2
Floor plan notes payable — non-trade as reported	33.5	(0.4)
Net cash from continuing operating activities including all floor plan notes payable	$136.6	$124.8

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $89.8 million and $134.3 million during the three months ended March 31, 2013 and 2012, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $68.4 million, including $35.9 million of capital expenditures relating to vehicle purchases for our Hertz rental car business, and $26.2 million during the three months ended March 31, 2013 and 2012, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities and vehicle purchases for our Hertz rental car business. We currently expect to finance our retail automotive segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities and our rental car revolver for Hertz capital expenditures. Cash used in acquisitions and other investments, net of cash acquired, was $27.2 million and $108.1 million during the three months ended March 31, 2013 and 2012, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $0 and $36.9 million, respectively. Additionally, proceeds from other investing activities during the three months ended March 31, 2013 were $5.7 million.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $31.4 million and $8.1 million during the three months ended March 31, 2013 and 2012, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, and dividends. We had net repayments of long-term debt of $39.6 million during the three months ended March 31, 2013. We had net borrowings of long-term debt of $9.8 million during the three months ended March 31, 2012. We had net borrowings of floor plan notes payable non-trade of $33.5 million during the three months ended March 31, 2013 and net repayments of $0.4 million during the three months ended March 31, 2012. We repurchased common stock for a total of $12.7 million and $8.5 million during the three months ended March 31, 2013 and 2012, respectively. We also paid cash dividends to our stockholders of $12.7 million and $9.0 million during the three months ended March 31, 2013 and 2012, respectively.

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

As discussed above, we are a 9.0% limited partner of PTL, a leading provider of transportation services and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GECC. Among other things, the relevant agreements provide us with specified distribution and governance rights and restrict our ability to transfer our interests.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2013, our automotive retail joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	84.95	%(A) (B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	%(C)
Monza, Italy	BMW, Mini	35.00	%(C) (D)

(A)

An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 15.05% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts. This joint venture is consolidated in our financial statements.

(B)	Entity is consolidated in our financial statements.

(C)	Entity is accounted for using the equity method of accounting.

(D)	During the first quarter of 2013, we sold 50% of our interest in the Italian joint venture. As a result of this sale, we deconsolidated the Italian joint venture.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” Forward-looking statements generally can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate,” “predict,” “potential,” “forecast,” “continue” or variations of such terms, or the use of these terms in the negative. Forward-looking statements include statements regarding our current plans, forecasts, estimates, beliefs or expectations, including, without limitation, statements with respect to:

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

•                  trends affecting our future financial condition or results of operations; and

•                  our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under Part II, Item 1A. “Risk Factors” and in our 2012 annual report on Form 10-K filed February 28, 2013. Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Risk Factors” and the following:

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

•                  new or enhanced regulations relating to automobile dealerships including those that may be issued by the Consumer Finance Protection Bureau restricting automotive financing;

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

We urge you to carefully consider these risk factors and further information included under Item 1A. “Risk Factors” in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of March 31, 2013, a 100 basis point change in interest rates would result in an approximate $1.2 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. In 2011, we entered into forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300 million of our floating rate floor plan debt is fixed at a rate of 2.135% and $100 million of our floating rate floor plan debt is fixed at a rate of 1.55%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2012, including consideration of the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $15.3 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of March 31, 2013, we had dealership operations in the U.K., Germany and Italy. In each of these markets, the local currency is the functional currency. We do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $126.0 million change to our revenues for the three months ended March 31, 2013.

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

Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2012 Form 10-K:

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act established a new consumer financial protection agency (the “CFPB”) with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, the CFPB has announced its intention to regulate automotive financing through its regulation of automotive finance companies and other financial institutions. We cannot predict at this time the outcome of any regulatory initiative by the CFPB. In the event of regulation restricting our ability to generate revenue from arranging financing for our customers, we could be adversely affected.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration. During the first quarter of 2013, we repurchased 410,000 shares of common stock under this program for a total of $12.7 million. As of March 31, 2013, our remaining authorization under the program was $85.6 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program
January 1 to January 31, 2013	—	$—	—	$98,257,266
February 1 to February 29, 2013	—	$—	—	$98,257,266
March 1 to March 31, 2013	410,000	$30.93	410,000	$85,575,966
	410,000	$30.93	410,000

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: April 30, 2013		Chief Executive Officer

	By:	/s/ David K. Jones
David K. Jones
Date: April 30, 2013		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.