Form 10-Q
period 2013-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2013-08-01
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 22, 2013, there were 90,201,959 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$26,254	$43,447
Accounts receivable, net of allowance for doubtful accounts of $2,522 and $2,979	530,647	554,851
Inventories	2,125,771	2,000,206
Other current assets	90,352	90,485
Assets held for sale	33,849	73,398

Total current assets	2,806,873	2,762,387
Property and equipment, net	1,148,495	1,031,188
Goodwill	956,180	978,147
Franchise value	274,986	283,152
Equity method investments	332,503	303,160
Other long-term assets	18,595	20,956

Total assets	$5,537,632	$5,378,990

LIABILITIES AND EQUITY
Floor plan notes payable	$1,474,440	$1,408,362
Floor plan notes payable — non-trade	753,130	725,526
Accounts payable	314,050	263,881
Accrued expenses	226,968	223,972
Current portion of long-term debt	44,896	19,493
Liabilities held for sale	23,547	51,279

Total current liabilities	2,837,031	2,692,513
Long-term debt	875,307	918,024
Deferred tax liabilities	313,756	287,818
Other long-term liabilities	155,273	164,314

Total liabilities	4,181,367	4,062,669
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,202 shares issued and outstanding at June 30, 2013; 90,295 shares issued and outstanding at December 31, 2012	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	689,020	700,013
Retained earnings	704,516	611,026
Accumulated other comprehensive income (loss)	(41,505)	(6,833)

Total Penske Automotive Group stockholders’ equity	1,352,040	1,304,215

Non-controlling interest	4,225	12,106

Total equity	1,356,265	1,316,321

Total liabilities and equity	$5,537,632	$5,378,990

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,930,040	$1,711,868	$3,678,822	$3,261,792
Used vehicle	1,082,310	936,978	2,084,338	1,872,273
Finance and insurance, net	95,849	81,279	182,595	159,242
Service and parts	391,554	362,194	776,919	723,314
Other	199,422	222,732	381,100	462,143
Total revenues	3,699,175	3,315,051	7,103,774	6,478,764
Cost of sales:
New vehicle	1,786,015	1,574,457	3,399,029	2,994,512
Used vehicle	1,000,703	864,454	1,924,164	1,723,791
Service and parts	156,358	150,160	317,196	303,002
Other	187,076	221,009	360,155	457,524
Total cost of sales	3,130,152	2,810,080	6,000,544	5,478,829
Gross profit	569,023	504,971	1,103,230	999,935
Selling, general and administrative expenses	440,331	400,637	854,770	788,619
Depreciation	14,985	13,319	29,516	26,310
Operating income	113,707	91,015	218,944	185,006
Floor plan interest expense	(10,900)	(9,845)	(21,168)	(19,368)
Other interest expense	(12,066)	(11,478)	(23,793)	(23,572)
Equity in earnings of affiliates	8,901	8,168	11,249	12,578
Income from continuing operations before income taxes	99,642	77,860	185,232	154,644
Income taxes	(35,164)	(27,093)	(63,571)	(53,926)
Income from continuing operations	64,478	50,767	121,661	100,718
Income (Loss) from discontinued operations, net of tax	(1,983)	(1,155)	(1,147)	(4,100)
Net income	62,495	49,612	120,514	96,618
Less: Income attributable to non-controlling interests	453	520	808	708
Net income attributable to Penske Automotive Group common stockholders	$62,042	$49,092	$119,706	$95,910
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.71	$0.56	$1.34	$1.11
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.05)
Net income attributable to Penske Automotive Group common stockholders	$0.69	$0.54	$1.33	$1.06
Shares used in determining basic earnings per share	90,269	90,305	90,344	90,363
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.71	$0.56	$1.34	$1.11
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.05)
Net income attributable to Penske Automotive Group common stockholders	$0.69	$0.54	$1.32	$1.06
Shares used in determining diluted earnings per share	90,305	90,337	90,380	90,395
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$64,478	$50,767	$121,661	$100,718
Less: Income attributable to non-controlling interests	453	520	808	708
Income from continuing operations, net of tax	64,025	50,247	120,853	100,010
Income (Loss) from discontinued operations, net of tax	(1,983)	(1,155)	(1,147)	(4,100)
Net income attributable to Penske Automotive Group common stockholders	$62,042	$49,092	$119,706	$95,910

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Net Income	$62,495	$49,612	$120,514	$96,618
Other Comprehensive Income:
Foreign currency translation adjustment	1,556	(11,415)	(35,097)	(1,489)
Unrealized gain (loss) on interest rate swaps:
Unrealized gain(loss) arising during the period, net of tax benefit(provision) of ($370), $701, ($335), and $1,524, respectively	566	(1,072)	512	(2,329)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $364, $692, $1,087, and $1,361, respectively	556	1,057	1,661	2,080
Unrealized gain (loss) on interest rate swaps, net of tax	1,122	(15)	2,173	(249)
Other adjustments to Comprehensive Income, net	303	534	(1,214)	1,543
Other Comprehensive Income (Loss), Net of Taxes	2,981	(10,896)	(34,138)	(195)
Comprehensive Income	65,476	38,716	86,376	96,423
Less: Comprehensive income attributable to non-controlling interests	453	520	1,342	708
Comprehensive income attributable to Penske Automotive Group common stockholders	$65,023	$38,196	$85,034	$95,715

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$120,514	$96,618
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	29,516	26,310
Earnings of equity method investments	(10,226)	(12,578)
Loss from discontinued operations, net of tax	1,147	4,100
Deferred income taxes	25,839	7,793
Changes in operating assets and liabilities:
Accounts receivable	4,405	(8,400)
Inventories	(144,875)	(175,406)
Floor plan notes payable	81,365	176,164
Accounts payable and accrued expenses	62,132	93,237
Other	5,826	(5,885)
Net cash from continuing operating activities	175,643	201,953
Investing Activities:
Purchase of equipment and improvements	(143,591)	(57,322)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $1,758 and $37,779, respectively	(30,734)	(111,522)
Other	(9,695)	(3,653)
Net cash from continuing investing activities	(184,020)	(172,497)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	491,700	396,800
Repayments under U.S. credit agreement revolving credit line	(519,700)	(414,800)
Repayments under U.S. credit agreement term loan	(12,000)	—
Repurchase of 3.5% senior subordinated convertible notes	—	(37,778)
Net borrowings (repayments) of car rental revolver	82,115	—
Net borrowings (repayments) of other long-term debt	(53,286)	11,573
Net borrowings (repayments) of floor plan notes payable — non-trade	33,478	35,218
Repurchases of common stock	(15,813)	(9,829)
Dividends	(26,216)	(18,918)
Other	235	—
Net cash from continuing financing activities	(19,487)	(37,734)
Discontinued operations:
Net cash from discontinued operating activities	15,708	(1,073)
Net cash from discontinued investing activities	2,820	35,311
Net cash from discontinued financing activities	(7,857)	(17,010)
Net cash from discontinued operations	10,671	17,228
Net change in cash and cash equivalents	(17,193)	8,950
Cash and cash equivalents, beginning of period	43,447	26,997
Cash and cash equivalents, end of period	$26,254	$35,947

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$47,019	$43,780
Income taxes	11,377	19,180

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske Automotive
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in thousands)
Balance, January 1, 2013	90,294,765	$9	$700,013	$611,026	$(6,833)	$1,304,215	$12,106	$1,316,321
Equity compensation	414,755	—	4,585	—	—	4,585	—	4,585
Repurchase of common stock	(507,561)	—	(15,813)	—	—	(15,813)	—	(15,813)
Dividends	—	—	—	(26,216)	—	(26,216)	—	(26,216)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,057)	(1,057)
Sale of subsidiary shares to non-controlling interests	—	—	235	—	—	235	143	378
Deconsolidation of subsidiary	—	—	—	—	—	—	(8,309)	(8,309)
Foreign currency translation	—	—	—	—	(35,631)	(35,631)	534	(35,097)
Interest rate swaps	—	—	—	—	2,173	2,173	—	2,173
Other	—	—	—	—	(1,214)	(1,214)	—	(1,214)
Net income	—	—	—	119,706	—	119,706	808	120,514
Balance, June 30, 2013	90,201,959	$9	$689,020	$704,516	$(41,505)	$1,352,040	$4,225	$1,356,265

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

We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of June 30, 2013, we operated 329 retail franchises, of which 172 franchises are located in the U.S. and 157 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

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

We are the Hertz rental car franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently operate more than fifty on and off-airport Hertz rental car locations.

In June 2013, we acquired a 27% interest in Around-The Clock Freightliner (“ATC”), a retailer of Daimler branded medium, heavy and light-duty trucks in Texas and Oklahoma for $15,900. ATC operates five full service retail locations and three additional parts and service locations. We are using the equity method to account for our investment in ATC.

In July 2013, we signed an agreement to acquire Western Star Trucks Australia, the exclusive importer and distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts for Australia and New Zealand. The purchase price of AU $218,900 (approximately $200,000), which includes a targeted amount of AU $73,300 (approximately $67,000) of working capital, is projected to be paid in the third quarter, subject to the completion of certain closing conditions. We expect to initially finance the acquisition using cash flow from operations and available cash resources, including revolving loan capacity under our U.S. and U.K. credit agreements. Subsequent to closing, we intend to employ floor plan financing in regards to the vehicle inventories to partially fund the cash needs of the business and repay a portion of the revolving acquisition financing.

Basis of Presentation

The following unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2013 and December 31, 2012 and for the three and six month periods ended June 30, 2013 and 2012 is unaudited, but includes all adjustments which the management of PAG believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through June 30, 2013, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present either on the face of the statement of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We complied with the disclosure requirements of this ASU beginning with the quarter ended March 31, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-

30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU is effective prospectively for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-05 to affect our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in ASU No. 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the adoption of ASU No. 2013-10 to affect our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-11 to affect our consolidated financial position, results of operations, or cash flows.

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

Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$66,766	$100,970	$147,795	$225,487
Pre-tax income (loss)	(2,923)	(1,697)	(1,655)	(12,856)
Gain on disposal	840	—	840	10,160

	June 30, 2013	December 31, 2012

Inventories	$14,338	$44,649
Other assets	19,511	28,749
Total assets	$33,849	$73,398

Floor plan notes payable (including non-trade)	$12,695	$36,689
Other liabilities	10,852	14,590
Total liabilities	$23,547	$51,279

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

	June 30, 2013
	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550,000	$561,000
Mortgage facilities	102,290	99,549

2. Inventories

Inventories consisted of the following:

	June 30, 2013	December 31, 2012
New vehicles	$1,531,040	$1,429,255
Used vehicles	508,109	484,269
Parts, accessories and other	86,622	86,682

Total inventories	$2,125,771	$2,000,206

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $8,797 and $7,057 during the six months ended June 30, 2013 and 2012, respectively.

3. Business Combinations

We acquired one Hertz car rental franchise market area and one automotive retail franchise during the six months ended June 30, 2013. We acquired sixteen automotive retail franchises during the six months ended June 30, 2012. Our financial statements include the results of operations of the acquired dealerships and the rental car franchises from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2013 and 2012 follows:

	June 30,
	2013	2012
Accounts receivable	$300	$17,025
Inventory	1,905	80,766
Other current assets	158	—
Property and equipment	20,131	32,599
Indefinite-lived intangibles	7,303	57,310
Other non-current assets	—	—
Current liabilities	(55)	(49,362)
Non-current liabilities	992	(26,816)
Total consideration	30,734	111,522
Seller financed/assumed debt	—	—
Cash used in acquisitions	$30,734	$111,522

The following unaudited consolidated pro forma results of operations of PAG for the three and six months ended June 30, 2013 and 2012 give effect to acquisitions consummated during 2013 and 2012 as if they had occurred on January 1, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$3,704,215	$3,408,230	$7,121,402	$6,661,073
Income from continuing operations	64,528	52,803	121,614	103,517
Net income	62,092	51,128	119,659	98,709
Income from continuing operations per diluted common share	$0.71	$0.58	$1.34	$1.14
Net income per diluted common share	$0.69	$0.57	$1.32	$1.09

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the six months ended June 30, 2013:

	Goodwill	Franchise Value
Balance, January 1, 2013	$978,147	$283,152
Additions	7,303	—
Deconsolidation of Italian investment	(7,231)	(2,908)
Foreign currency translation	(22,039)	(5,258)
Balance, June 30, 2013	$956,180	$274,986

Goodwill additions of $5,780 were related to our Hertz rental car operations within our Other reportable segment. All other changes were within our Retail reportable segment. As of June 30, 2013, the goodwill balance within our Retail and Other reportable segments was $948,431 and $7,749, respectively.

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

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	90,269	90,305	90,344	90,363
Effect of non-participatory equity compensation	36	32	36	32
Weighted average number of common shares outstanding, including effect of dilutive securities	90,305	90,337	90,380	90,395

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
U.S. credit agreement - revolving credit line	$22,000	$50,000
U.S. credit agreement - term loan	98,000	110,000
U.K. credit agreement - revolving credit line	—	48,741
U.K. credit agreement - term loan	31,943	38,993
U.K. credit agreement - overdraft line of credit	—	6,838
5.75% senior subordinated notes due 2022	550,000	550,000
Rental car revolver	105,286	23,171
Mortgage facilities	102,290	104,043
Other	10,684	5,731
Total long-term debt	920,203	937,517
Less: current portion	(44,896)	(19,493)
Net long-term debt	$875,307	$918,024

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $98,000, and for an additional $10,000 of availability for letters of credit, through September 2015. The revolving loans bear interest at a defined LIBOR plus 2.25%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.25%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2013, we were in compliance with all covenants under the U.S. Credit Agreement.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2013, $22,000 of revolver borrowings, $98,000 of term loans and no letters of credit were outstanding under the U.S. Credit Agreement. We repaid $12,000 under the term loan during the six months ended June 30, 2013.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100,000 revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10,000 demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2013, no amounts were outstanding under the U.K. credit agreement.

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of June 30, 2013, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. In July 2013, we amended the U.K. credit agreement and U.K. term loan to provide the U.K. subsidiaries with covenant flexibility to fund the purchase of Western Star Trucks Australia (discussed above) and operate the subsidiaries to be acquired.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30,000 term loan which was used for working capital and an acquisition. The term loan is repayable in £1,500 quarterly installments through 2015 with a final payment of £7,500 due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of June 30, 2013, the amount outstanding under the U.K. term loan was £21,000 ($31,943).

5.75% Senior Subordinated Notes

In August 2012, we issued $550,000 in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”).

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of June 30, 2013, we were in compliance with all negative covenants, and there were no events of default.

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

Rental Car Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $150,000 in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2014. As of June 30, 2013 outstanding loans under the rental car revolver amounted to $105,286.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2013, we owed $102,290 of principal under our mortgage facilities.

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

We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of June 30, 2013 and December 31, 2012, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $10,743 and $14,337, respectively. During 2013 and 2012, there was no hedge ineffectiveness recorded in our income statement. During the three and six months ended June 30, 2013, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 35 and 37 basis points, respectively.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2013, we were not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2013, we were in compliance with all covenants under these leases.

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

We hold a 9.0% ownership interest in PTL. Historically General Electric Capital Corporation (“GECC”) has provided PTL with a majority of its financing. PTL has refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co-issued $700,000 of 3.8% senior unsecured notes due 2019 (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700,000 derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700,000 of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

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

In July 2013, we signed an agreement to acquire Western Star Trucks Australia, the exclusive importer and distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts for Australia and New Zealand. The purchase price of AU $218,900 (approximately $200,000), which includes a targeted amount of AU $73,300 (approximately $67,000) of working capital, is projected to be paid in the third quarter, subject to the completion of certain closing conditions. We expect to initially finance the acquisition using cash flow from operations and available cash resources, including revolving loan capacity under our U.S. and U.K. credit agreements. Subsequent to closing, we intend to employ floor plan financing in regards to the vehicle inventories to partially fund the cash needs of the business and repay a portion of the revolving acquisition financing.

We have $18,197 of letters of credit outstanding as of June 30, 2013, and have posted $9,110 of surety bonds in the ordinary course of business.

10. Equity

Share Repurchase

During the six months ended June 30, 2013, we repurchased 410 shares of our outstanding common stock for $12,680, or an average of $30.93 per share, under a program approved by our Board of Directors. During the second quarter of 2013, we acquired 98 shares of our common stock for $3,133, or an average of $32.11, from employees in connection with a net share settlement feature of employee restricted stock awards.

11. Accumulated Other Comprehensive Income / (Loss)

The following tables below present the changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss) during the three and six months ended June 30, 2013 attributable to Penske Automotive Group common stockholders.

Three Months Ended June 30, 2013

	Interest Rate Swaps	Foreign Currency Translation	Other	Total
Balance at March 31, 2013	$(7,627)	$(38,381)	$1,522	$(44,486)
Other comprehensive income before reclassifications	566	1,556	303	2,425
Amounts reclassified from accumulated other comprehensive income - net of tax	556	—	—	556
Net current-period other comprehensive income	1,122	1,556	303	2,981
Balance at June 30, 2013	$(6,505)	$(36,825)	$1,825	$(41,505)

Six Months Ended June 30, 2013

	Interest Rate Swaps	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(8,678)	$(1,194)	$3,039	$(6,833)
Other comprehensive income before reclassifications	512	(34,747)	(1,214)	(35,449)
Amounts reclassified from accumulated other comprehensive income - net of tax	1,661	(884)	—	777
Net current-period other comprehensive income	2,173	(35,631)	(1,214)	(34,672)
Balance at June 30, 2013	$(6,505)	$(36,825)	$1,825	$(41,505)

Within the amounts reclassified from accumulated other comprehensive income, the $556 and $1,661 associated with interest rate swaps is included in floor plan interest expense, and the $(884) associated with foreign currency translation is included in selling, general, and administrative expenses.

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

Three Months Ended June 30

	Retail	Other	Intersegment Elimination	Total
Revenues
2013	$3,692,798	$15,090	$(8,713)	$3,699,175
2012	3,315,051	—	—	3,315,051
Segment income
2013	91,441	8,420	(219)	99,642
2012	70,659	7,201	—	77,860

Six Months Ended June 30

	Retail	Other	Intersegment Elimination	Total
Revenues
2013	$7,103,195	$21,976	$(21,397)	$7,103,774
2012	6,478,764	—	—	6,478,764
Segment income
2013	175,868	9,693	(329)	185,232
2012	143,609	11,035	—	154,644

13. Consolidating Condensed Financial Information

The following tables include condensed consolidating financial information as of June 30, 2013 and December 31, 2012 and for the three and six month periods ended June 30, 2013 and 2012 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and jointly and several. The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Cash and cash equivalents	$26,254	$—	$—	$759	$25,495
Accounts receivable, net	530,647	(364,074)	364,074	328,455	202,192
Inventories	2,125,771	—	—	1,318,613	807,158
Other current assets	90,352	—	7,068	33,953	49,331
Assets held for sale	33,849	—	—	15,984	17,865

Total current assets	2,806,873	(364,074)	371,142	1,697,764	1,102,041
Property and equipment, net	1,148,495	—	4,356	789,341	354,798
Intangible assets	1,231,166	—	—	767,816	463,350
Equity method investments	332,503	—	273,827	—	58,676
Other long-term assets	18,595	(1,490,576)	1,503,443	4,030	1,698

Total assets	$5,537,632	$(1,854,650)	$2,152,768	$3,258,951	$1,980,563

Floor plan notes payable	$1,474,440	$—	$—	$962,001	$512,439
Floor plan notes payable — non-trade	753,130	—	122,700	340,030	290,400
Accounts payable	314,050	—	3,338	130,711	180,001
Accrued expenses	226,968	(364,074)	465	129,726	460,851
Current portion of long-term debt	44,896	—	—	35,769	9,127
Liabilities held for sale	23,547	—	—	9,598	13,949

Total current liabilities	2,837,031	(364,074)	126,503	1,607,835	1,466,767
Long-term debt	875,307	(38,182)	670,000	175,856	67,633
Deferred tax liabilities	313,756	—	—	288,245	25,511
Other long-term liabilities	155,273	—	—	79,733	75,540

Total liabilities	4,181,367	(402,256)	796,503	2,151,669	1,635,451
Total equity	1,356,265	(1,452,394)	1,356,265	1,107,282	345,112

Total liabilities and equity	$5,537,632	$(1,854,650)	$2,152,768	$3,258,951	$1,980,563

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Cash and cash equivalents	$43,447	$—	$—	$36,478	$6,969
Accounts receivable, net	554,851	(340,917)	340,917	375,442	179,409
Inventories	2,000,206	—	—	1,212,521	787,685
Other current assets	90,485	—	3,546	55,841	31,098
Assets held for sale	73,398	—	—	29,400	43,998

Total current assets	2,762,387	(340,917)	344,463	1,709,682	1,049,159
Property and equipment, net	1,031,188	—	4,474	662,722	363,992
Intangible assets	1,261,299	—	—	760,321	500,978
Equity method investments	303,160	—	252,816	—	50,344
Other long-term assets	20,956	(1,527,156)	1,540,447	5,029	2,636

Total assets	$5,378,990	$(1,868,073)	$2,142,200	$3,137,754	$1,967,109

Floor plan notes payable	$1,408,362	$—	$—	$917,391	$490,971

Floor plan notes payable — non-trade	725,526	—	112,085	346,683	266,758
Accounts payable	263,881	—	3,344	124,663	135,874
Accrued expenses	223,972	(340,917)	450	114,636	449,803
Current portion of long-term debt	19,493	—	—	9,745	9,748
Liabilities held for sale	51,279	—	—	17,766	33,513

Total current liabilities	2,692,513	(340,917)	115,879	1,530,884	1,386,667
Long-term debt	918,024	(38,692)	710,000	121,618	125,098
Deferred tax liabilities	287,818	—	—	260,445	27,373
Other long-term liabilities	164,314	—	—	85,151	79,163

Total liabilities	4,062,669	(379,609)	825,879	1,998,098	1,618,301
Total equity	1,316,321	(1,488,464)	1,316,321	1,139,656	348,808

Total liabilities and equity	$5,378,990	$(1,868,073)	$2,142,200	$3,137,754	$1,967,109

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$3,699,175	$—	$—	$2,285,609	$1,413,566
Cost of sales	3,130,152	—	—	1,913,900	1,216,252

Gross profit	569,023	—	—	371,709	197,314
Selling, general and administrative expenses	440,331	—	4,695	281,360	154,276
Depreciation	14,985	—	411	8,843	5,731

Operating income (loss)	113,707	—	(5,106)	81,506	37,307
Floor plan interest expense	(10,900)	—	(2,459)	(5,219)	(3,222)
Other interest expense	(12,066)	—	(6,668)	(1,196)	(4,202)
Equity in earnings of affiliates	8,901	—	6,918	—	1,983
Equity in earnings of subsidiaries	—	(106,504)	106,504	—	—

Income (loss) from continuing operations before income taxes	99,642	(106,504)	99,189	75,091	31,866
Income taxes	(35,164)	37,757	(35,164)	(29,130)	(8,627)

Income (loss) from continuing operations	64,478	(68,747)	64,025	45,961	23,239
(Loss) income from discontinued operations, net of tax	(1,983)	1,983	(1,983)	(540)	(1,443)

Net income (loss)	62,495	(66,764)	62,042	45,421	21,796
Other comprenhensive income (loss), net of tax	2,981	(2,676)	2,981	1,122	1,554

Comprehensive income	65,476	(69,440)	65,023	46,543	23,350
Less: Comprehensive income attributable to the non-controlling interests	453	—	—	—	453

Comprehensive income attributable to Penske Automotive Group common stockholders	$65,023	$(69,440)	$65,023	$46,543	$22,897

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$3,315,051	$—	$—	$2,001,589	$1,313,462
Cost of sales	2,810,080	—	—	1,681,433	1,128,647

Gross profit	504,971	—	—	320,156	184,815
Selling, general and administrative expenses	400,637	—	4,740	247,494	148,403
Depreciation	13,319	—	246	7,394	5,679

Operating income (loss)	91,015	—	(4,986)	65,268	30,733
Floor plan interest expense	(9,845)	—	(2,254)	(4,175)	(3,416)
Other interest expense	(11,478)	—	(7,079)	(603)	(3,796)
Equity in earnings (losses) of affiliates	8,168	—	6,994	(40)	1,214
Equity in earnings of subsidiaries	—	(84,665)	84,665	—	—

Income (loss) from continuing operations before income taxes	77,860	(84,665)	77,340	60,450	24,735
Income taxes	(27,093)	29,659	(27,093)	(23,227)	(6,432)

Income (loss) from continuing operations	50,767	(55,006)	50,247	37,223	18,303
(Loss) income from discontinued operations, net of tax	(1,155)	1,155	(1,155)	(399)	(756)

Net income (loss)	49,612	(53,851)	49,092	36,824	17,547
Other comprehensive income (loss), net of tax	(10,896)	11,430	(10,896)	(15)	(11,415)

Comprehensive income	38,716	(42,421)	38,196	36,809	6,132
Less: Comprehensive income attributable to non-controlling interests	520	—	—	—	520
Comprehensive income attributable to Penske Automotive Group common stockholders	$38,196	$(42,421)	$38,196	$36,809	$5,612

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$7,103,774	$—	$—	$4,319,855	$2,783,919
Cost of sales	6,000,544	—	—	3,612,699	2,387,845

Gross profit	1,103,230	—	—	707,156	396,074
Selling, general and administrative expenses	854,770	—	9,853	540,027	304,890
Depreciation	29,516	—	789	17,205	11,522

Operating income (loss)	218,944	—	(10,642)	149,924	79,662
Floor plan interest expense	(21,168)	—	(4,746)	(10,093)	(6,329)
Other interest expense	(23,793)	—	(13,395)	(2,263)	(8,135)
Equity in earnings (losses) of affiliates	11,249	—	8,830	—	2,419
Equity in earnings of subsidiaries	—	(204,038)	204,038	—	—

Income (loss) from continuing operations before income taxes	185,232	(204,038)	184,085	137,568	67,617
Income taxes	(63,571)	70,461	(63,571)	(53,709)	(16,752)

Income (loss) from continuing operations	121,661	(133,577)	120,514	83,859	50,865
(Loss) income from discontinued operations, net of tax	(1,147)	808	(808)	(33)	(1,114)

Net income (loss)	120,514	(132,769)	119,706	83,826	49,751
Other comprehensive income (loss), net of tax	(34,138)	36,313	(34,138)	(32)	(36,281)

Comprehensive income	86,376	(96,456)	85,568	83,794	13,470
Less: Comprehensive income attributable to non-controlling interests	1,342	(534)	534	—	1,342

Comprehensive income attributable to Penske Automotive Group common stockholders	$85,034	$(95,922)	$85,034	$83,794	$12,128

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$6,478,764	$—	$—	$3,824,510	$2,654,254
Cost of sales	5,478,829	—	—	3,209,681	2,269,148

Gross profit	999,935	—	—	614,829	385,106
Selling, general and administrative expenses	788,619	—	9,335	484,583	294,701
Depreciation	26,310	—	608	14,438	11,264

Operating income (loss)	185,006	—	(9,943)	115,808	79,141
Floor plan interest expense	(19,368)	—	(4,452)	(7,947)	(6,969)
Other interest expense	(23,572)	—	(14,642)	(1,513)	(7,417)
Equity in earnings (losses) of affiliates	12,578	—	10,754	(40)	1,864
Equity in earnings of subsidiaries	—	(172,219)	172,219	—	—

Income (loss) from continuing operations before income taxes	154,644	(172,219)	153,936	106,308	66,619
Income taxes	(53,926)	60,331	(53,926)	(43,806)	(16,525)

Income (loss) from continuing operations	100,718	(111,888)	100,010	62,502	50,094
(Loss) income from discontinued operations, net of tax	(4,100)	4,100	(4,100)	(2,049)	(2,051)

Net income (loss)	96,618	(107,788)	95,910	60,453	48,043
Other comprehensive income (loss), net of tax	(195)	1,738	(195)	(249)	(1,489)

Comprehensive income	96,423	(106,050)	95,715	60,204	46,554
Less: Comprehensive income attributable to non-controlling interests	708	—	—	—	708

Comprehensive income attributable to Penske Automotive Group common stockholders	$95,715	$(106,050)	$95,715	$60,204	$45,846

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$175,643	$72,085	$51,307	$52,251

Investing activities:
Purchase of equipment and improvements	(143,591)	(671)	(120,322)	(22,598)
Dealership acquisitions, net	(30,734)	—	(29,314)	(1,420)
Other	(9,695)	—	(15,503)	5,808

Net cash from continuing investing activities	(184,020)	(671)	(165,139)	(18,210)

Financing activities:
Net borrowings (repayments) of long-term debt	(11,171)	(40,000)	80,273	(51,444)
Net borrowings (repayments) of floor plan notes payable — non-trade	33,478	10,615	(6,654)	29,517
Repurchase of common stock	(15,813)	(15,813)	—	—
Dividends	(26,216)	(26,216)	—	—
Distributions from (to) parent	—	—	392	(392)
Other	235	—	—	235

Net cash from continuing financing activities	(19,487)	(71,414)	74,011	(22,084)

Net cash from discontinued operations	10,671	—	4,102	6,569

Net change in cash and cash equivalents	(17,193)	—	(35,719)	18,526
Cash and cash equivalents, beginning of period	43,447	—	36,478	6,969

Cash and cash equivalents, end of period	$26,254	$—	$759	$25,495

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$201,953	$56,571	$10,787	$134,595

Investing activities:
Purchase of equipment and improvements	(57,322)	(754)	(44,404)	(12,164)
Dealership acquisitions, net	(111,522)	—	(3,416)	(108,106)
Other	(3,653)	—	(970)	(2,683)

Net cash from continuing investing activities	(172,497)	(754)	(48,790)	(122,953)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(37,778)	(37,778)	—	—
Net borrowings (repayments) of long-term debt	(6,427)	(18,000)	(967)	12,540
Net borrowings (repayments) of floor plan notes payable — non-trade	35,218	28,708	19,651	(13,141)
Repurchase of common stock	(9,829)	(9,829)	—	—
Dividends	(18,918)	(18,918)	—	—
Distributions from (to) parent	—	—	585	(585)

Net cash from continuing financing activities	(37,734)	(55,817)	19,269	(1,186)

Net cash from discontinued operations	17,228	—	9,933	7,295

Net change in cash and cash equivalents	8,950	—	(8,801)	17,751
Cash and cash equivalents, beginning of period	26,997	—	26,767	230

Cash and cash equivalents, end of period	$35,947	$—	$17,966	$17,981

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through June 30, 2013.

Overview

We are the second largest automotive retailer headquartered in the U.S. as measured by the $7.1 billion in total revenue we generated during the six months ended June 30, 2013. As of June 30, 2013, we operated 329 retail automotive franchises, of which 172 franchises are located in the U.S. and 157 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. During the six months ended June 30, 2013, we retailed and wholesaled more than 216,000 vehicles. We are diversified geographically, with 64% of our total revenues during the six months ended June 30, 2013, generated in the U.S. and Puerto Rico and 36% generated outside the U.S. We offer approximately 40 brands with 96% of our total retail revenue during the six months ended June 30, 2013, generated from brands of non-U.S. based manufacturers, and 69% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of finance and insurance products, extended service and maintenance contracts and replacement and aftermarket products.

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

We are the Hertz rental car franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently operate more than fifty on and off-airport Hertz rental car locations.

In June 2013, we acquired a 27% interest in Around-The Clock Freightliner (“ATC”), a retailer of Daimler branded medium, heavy and light-duty trucks in Texas and Oklahoma for $15.9 million. ATC operates five full service retail locations and three additional parts and service locations. We are using the equity method to account for our investment in ATC.

In July 2013, we signed an agreement to acquire Western Star Trucks Australia, the exclusive importer and distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts for Australia and New Zealand. The purchase price of AU $218.9 million (approximately $200.0 million), which includes a targeted amount of AU $73.3 million (approximately $67.0 million) of working capital, is projected to be paid in the third quarter, subject to the completion of certain closing conditions. We expect to initially finance the acquisition using available cash resources, including revolving loan capacity under our U.S. and U.K. credit agreements.  Subsequent to closing, we intend to employ floor plan financing in regards to the vehicle inventories to partially fund the cash needs of the business and repay a portion of the revolving acquisition financing.

Outlook

The level of new automotive unit sales in our markets impacts our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement. During the six months ended June 30, 2013, total U.S. industry new vehicle unit sales increased from 7,272,541 to 7,820,966, representing an increase of 7.5%. We believe the U.S. automotive market will continue to improve based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, a strong credit environment for consumers, and the planned introduction of new models by many different vehicle brands.

During the six months ended June 30, 2013, vehicle registrations in the U.K. improved from 1,057,680 to 1,163,623, representing an increase of 10.0%. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe, despite domestic and international economic concerns, the U.K. market will continue to grow as a result of U.K. motorists responding positively to new products and the latest fuel-efficient technology. We also expect continued resiliency in premium brand sales in the U.K. See “Forward-Looking Statements.”

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

Aggregate gross profit increased $64.1 million, or 12.7%, and $103.3 million, or 10.3%, during the three and six months ended June 30, 2013, compared to the same periods in prior year. The increase in gross profit is attributable to same-store increases in new and used vehicle, finance and insurance and service and parts gross profit. Our retail gross margin percentage decreased from 16.3% and 16.5% during the three and six months ended June 30, 2012 to 15.9% and 16.1% during the three and six months ended June 30, 2013, respectively, due primarily to gross margin decreases in our new and used vehicle sales.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate. Our floor plan interest expense has increased during the three and six months ended June 30, 2013, as a result of an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during the three and six months ended June 30, 2013, due to an increased level of borrowing in 2013 relating to the issuance of our $550.0 million 5.75% senior subordinated notes in August 2012. We used the proceeds of these notes to repurchase our $375.0 million 7.75% senior subordinated notes. The overall increase in other interest expense was offset in part by the 200 basis point reduction in the interest rate.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. Because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, our ability to integrate acquisitions and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Forward-Looking Statements.”

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

Revenue Recognition

Vehicle, Parts and Service Sales

We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to the governmental authorities are recorded on a net basis (excluded from revenue). During the six months ended June 30, 2013 and 2012, we earned $225.8 million and $212.3 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $222.8 million and $209.2 million, respectively, was recorded as a reduction of cost of sales.

Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various insurance products to customers, including credit and life insurance policies and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.7 million and $23.4 million as of June 30, 2013 and December 31, 2012, respectively.

Rental Car Revenue

Rental and rental related revenues are recognized over the period the vehicles and accessories are rented based on the terms of the rental contract. Taxes collected from customers and remitted to the governmental authorities are recorded on a net basis (excluded from revenue).

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

Goodwill impairment is assessed at the reporting unit level as of October 1 every year and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations and (ii) Other, consisting of our Hertz rental car business operating segment and our investments in non-automotive retail operations operating segment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. The goodwill included in our Other reportable segment relates to our Hertz rental car business operating segment.

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $332.5 million and $303.2 million as of June 30, 2013 and December 31, 2012, respectively, including $247.4 million relating to PTL as of June 30, 2013. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $23.3 million and $20.1 million as of June 30, 2013 and December 31, 2012, respectively. Changes in the reserve estimate during 2013 relate primarily to our general liability and workers compensation programs.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present either on the face of the statement of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We complied with the disclosure requirements of this ASU beginning with the quarter ended March 31, 2013.

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

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in ASU No. 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the adoption of ASU No. 2013-10 to affect our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-11 to affect our consolidated financial position, results of operations, or cash flows.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

New Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
New retail unit sales	51,307	45,987	5,320	11.6%
Same-store new retail unit sales	50,084	45,453	4,631	10.2%
New retail sales revenue	$1,930.0	$1,711.9	218.1	12.7%
Same-store new retail sales revenue	$1,884.4	$1,691.2	193.2	11.4%
New retail sales revenue per unit	$37,617	$37,225	392	1.1%
Same-store new retail sales revenue per unit	$37,625	$37,207	418	1.1%
Gross profit — new	$144.0	$137.4	6.6	4.8%
Same-store gross profit — new	$141.0	$135.9	5.1	3.8%
Average gross profit per new vehicle retailed	$2,807	$2,988	(181)	(6.1)%
Same-store average gross profit per new vehicle retailed	$2,815	$2,990	(175)	(5.9)%
Gross margin % — new	7.5%	8.0%	(0.5)%	(6.3)%
Same-store gross margin % — new	7.5%	8.0%	(0.5)%	(6.3)%

Units

Retail unit sales of new vehicles increased 5,320 units, or 11.6%, from 2012 to 2013, including an 11.3% increase in the U.S. and a 12.3% increase internationally. The increase is due to a 4,631 unit, or 10.2%, increase in same-store retail unit sales during the period, coupled with a 689 unit increase from net dealership acquisitions. Same-store units increased 8.9% in the U.S. and 13.6% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven by a 13.6% increase in premium/luxury brands, a 7.6% increase in volume foreign brands and a 4.9% increase in domestic brands. Overall, we believe our premium, volume foreign, and domestic brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $218.1 million, or 12.7%, from 2012 to 2013. The increase is due to a $193.2 million, or 11.4%, increase in same-store revenues, coupled with a $24.9 million increase from net dealership acquisitions. Same-store retail revenue increased 12.0% in the U.S. and 10.2% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store revenue increase is due primarily to the 10.2% increase in retail unit sales, which increased revenue by $174.2 million, coupled with a $418, or 1.1%, increase in average selling prices per unit, which increased revenue by $19.0 million.

Gross Profit

Retail gross profit from new vehicle sales increased $6.6 million, or 4.8%, from 2012 to 2013. The increase is due to a $5.1 million, or 3.8%, increase in same-store gross profit, coupled with a $1.5 million increase from net dealership acquisitions. The same-store increase is due primarily to the 10.2% increase in retail unit sales, which increased gross profit by $13.0 million, somewhat offset by a $175, or 5.9%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $7.9 million. During the three months ended June 30, 2013 and 2012, we earned $113.3 million and $106.5 million, respectively, of rebates, incentives and reimbursements from manufacturers, which were recorded as a reduction of cost of sales. This $6.8 million increase in incentives also contributed to the increase in new vehicle gross profit.

Used Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Used retail unit sales	42,332	36,048	6,284	17.4%
Same-store used retail unit sales	41,061	35,723	5,338	14.9%
Used retail sales revenue	$1,082.3	$937.0	145.3	15.5%
Same-store used retail sales revenue	$1,054.8	$931.7	123.1	13.2%
Used retail sales revenue per unit	$25,567	$25,993	(426)	(1.6)%
Same-store used retail sales revenue per unit	$25,688	$26,083	(395)	(1.5)%
Gross profit — used	$81.6	$72.5	9.1	12.6%
Same-store gross profit — used	$79.6	$72.3	7.3	10.1%
Average gross profit per used vehicle retailed	$1,928	$2,012	(84)	(4.2)%
Same-store average gross profit per used vehicle retailed	$1,937	$2,023	(86)	(4.3)%
Gross margin % — used	7.5%	7.7%	(0.2)%	(2.6)%
Same-store gross margin % — used	7.5%	7.8%	(0.3)%	(3.8)%

Units

Retail unit sales of used vehicles increased 6,284 units, or 17.4%, from 2012 to 2013 including an 18.4% increase in the U.S. and a 15.5% increase internationally. The increase is due to a 5,338 unit, or 14.9%, increase in same-store retail unit sales, coupled with a 946 unit increase from net dealership acquisitions. Same-store units increased 15.2% in the U.S. and 14.4% internationally. The overall same-store increase was driven by a 14.4% increase in premium/luxury brands, a 17.2% increase in volume foreign brands, and a 6.5% increase in domestic brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, and our focus on retailing trade-ins and minimizing wholesaled vehicles.

Revenues

Used vehicle retail sales revenue increased $145.3 million, or 15.5%, from 2012 to 2013. The increase is due to a $123.1 million, or 13.2%, increase in same-store revenues, coupled with a $22.2 million increase from net dealership acquisitions. Same-store retail revenue increased 17.1% in the U.S. and increased 8.5% internationally. The overall same-store revenue increase is due to the 14.9% increase in same-store retail unit sales, which increased revenue by $137.1 million, somewhat offset by a $395, or 1.5%, decrease in comparative average selling prices per unit, which decreased revenue by $14.0 million.

Gross Profit

Retail gross profit from used vehicle sales increased $9.1 million, or 12.6%, from 2012 to 2013. The increase is due to a $7.3 million, or 10.1%, increase in same-store gross profit, coupled with a $1.8 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 14.9% increase in used retail unit sales, which increased gross profit by $10.3 million, somewhat offset by a $86, or 4.3%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $3.0 million.

Finance and Insurance Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Finance and insurance revenue	$95.8	$81.3	$14.5	17.8%
Same-store finance and insurance revenue	$94.0	$80.8	$13.2	16.3%
Finance and insurance revenue per unit	$1,024	$991	$33	3.3%
Same-store finance and insurance revenue per unit	$1,032	$995	$37	3.7%

Finance and insurance revenue increased $14.5 million, or 17.8%, from 2012 to 2013. The increase is due to a $13.2 million, or 16.3%, increase in same-store revenues during the period, coupled with a $1.3 million increase from net dealership acquisitions. The same-store revenue increase is due to a 12.3% increase in same-store retail unit sales, which increased revenue by $10.2 million, coupled with a $37, or 3.7%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $3.0 million. Finance and insurance revenue per unit was up 8.8% to $1,001 per unit in the U.S. and down 7.0% to $1,077 per unit internationally. We believe the increases in the U.S. are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations. We believe the decreases in international are due to increased use of subvented rate customer financing by captive lenders in the U.K., which results in lower finance commissions.

Service and Parts Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Service and parts revenue	$391.6	$362.2	29.4	8.1%
Same-store service and parts revenue	$381.8	$358.1	23.7	6.6%
Gross profit	$235.2	$212.0	23.2	10.9%
Same-store gross profit	$229.0	$210.2	18.8	8.9%
Gross margin	60.1%	58.5%	1.6%	2.7%
Same-store gross margin	60.0%	58.7%	1.3%	2.2%

Revenues

Service and parts revenue increased $29.4 million, or 8.1%, from 2012 to 2013 including a 12.0% increase in the U.S. and a 1.3% decrease internationally. The international decrease is primarily attributable to the deconsolidation of our investment in Italian joint ventures during the first quarter  of 2013, which had $2.7 million of service and parts revenue during the three months ended June 30, 2012. The increase is due to a $23.7 million, or 6.6%, increase in same-store revenues during the period, coupled with a $5.7 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $9.9 million, or 3.8%, increase in customer pay revenue, an $11.3 million, or 15.6%, increase in warranty revenue, a $2.1 million, or 9.4%, increase in body shop revenue, and a $0.5 million, or 9.0%, increase in vehicle preparation revenue. We believe that our parts and service business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years.

Gross Profit

Service and parts gross profit increased $23.2 million, or 10.9%, from 2012 to 2013 including a 13.7% increase in the U.S. and a 4.1% increase in internationally. The increase is due to an $18.8 million, or 8.9%, increase in same-store gross profit during the period, coupled with a $4.4 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $23.7 million, or 6.6%, increase in same-store revenues, which increased gross profit by $14.2 million, coupled with a 2.7% increase in gross margin, which increased gross profit by $4.6 million. The same-store gross profit increase is composed of a $7.4 million, or 20.1%, increase in warranty gross profit, a $5.5 million, or 16.9%, increase in vehicle preparation gross profit, a $4.5 million, or 3.6%, increase in customer pay gross profit, and a $1.3 million, or 9.6%, increase in body shop gross profit.

Selling, General and Administrative

			2013 vs. 2012
Dollars in millions	2013	2012	Change		% Change
Personnel expense	$243.8	$221.1	$22.7		10.3%
Advertising expense	$21.4	$22.5	$(1.1)		(4.9)%
Rent & related expense	$63.5	$61.7	$1.8		2.9%
Other expense	$111.6	$95.3	$16.3		17.1%
Total SG&A expenses	$440.3	$400.6	$39.7		9.9%
Same-store SG&A expenses	$422.8	$396.4	$26.4		6.7%

Personnel expense as % of gross profit	42.8%	43.8%	(100	) bps	(2.3)%
Advertising expense as % of gross profit	3.8%	4.5%	(70	) bps	(15.6)%
Rent & related expense as % of gross profit	11.2%	12.2%	(100	) bps	(8.2)%
Other expense as % of gross profit	19.6%	18.9%	70	bps	3.7%
Total SG&A expenses as % of gross profit	77.4%	79.3%	(190	) bps	(2.4)%
Same-store SG&A expenses as % of gross profit	77.4%	79.1%	(170	) bps	(2.2)%

Selling, general and administrative expenses (“SG&A”) increased $39.7 million, or 9.9%, from $400.6 million to $440.3 million. The aggregate increase is due to a $26.4 million, or 6.7%, increase in same-store SG&A, coupled with a $13.3 million increase from net dealership acquisitions. SG&A as a percentage of gross profit was 77.4%, an improvement of 190 basis points compared to 79.3% in the prior year. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of an 8.9% increase in same-store retail gross profit versus the prior year.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $1.1 million, or 10.7%, from $9.8 million to $10.9 million. This increase is due primarily to a $0.9 million, or 9.6%, increase in same-store floor plan interest expense and a $0.2 million increase from net dealership acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $0.6 million, or 5.1%, from $11.5 million to $12.1 million. The increase is primarily attributable to an increased level of borrowing in 2013 relating to the issuance of our $550.0 million 5.75% senior subordinated notes in August 2012. We used the proceeds of these notes to repurchase our $375.0 million 7.75% senior subordinated notes. The overall increase in other interest expense was offset in part by the 200 basis point reduction in the interest rate.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $0.7 million, or 8.5%, from $8.2 million to $8.9 million. The increase is primarily attributable to an increase in equity in earnings from our investments in foreign automotive retail joint ventures.

Income Taxes

Income taxes increased $8.1 million, or 29.8%, from $27.1 million to $35.2 million. The increase is due primarily to an increase in our pre-tax income versus the prior year.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

New Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
New retail unit sales	97,270	87,914	9,356	10.6%
Same-store new retail unit sales	94,120	86,746	7,374	8.5%
New retail sales revenue	$3,678.8	$3,261.8	417.0	12.8%
Same-store new retail sales revenue	$3,566.0	$3,220.9	345.1	10.7%
New retail sales revenue per unit	$37,821	$37,102	719	1.9%
Same-store new retail sales revenue per unit	$37,888	$37,130	758	2.0%
Gross profit — new	$279.8	$267.3	12.5	4.7%
Same-store gross profit — new	$271.9	$264.2	7.7	2.9%
Average gross profit per new vehicle retailed	$2,877	$3,040	(163)	(5.4)%
Same-store average gross profit per new vehicle retailed	$2,889	$3,046	(157)	(5.2)%
Gross margin % — new	7.6%	8.2%	(0.6)%	(7.3)%
Same-store gross margin % — new	7.6%	8.2%	(0.6)%	(7.3)%

Units

Retail unit sales of new vehicles increased 9,356 units, or 10.6%, from 2012 to 2013, including an 11.5% increase in the U.S. and an 8.6% increase internationally. The increase is due to a 7,374 unit, or 8.5%, increase in same-store retail unit sales during the period, coupled with a 1,982 unit increase from net dealership acquisitions. Same-store units increased 8.8% in the U.S. and 7.8% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven by an 11.0% increase in premium/luxury brands, a 6.8% increase in volume foreign brands and a 4.0% increase in domestic brands. Overall, we believe our premium, volume foreign, and domestic brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $417.0 million, or 12.8%, from 2012 to 2013. The increase is due to a $345.1 million, or 10.7%, increase in same-store revenues, coupled with a $71.9 million increase from net dealership acquisitions. Same-store retail revenue increased 12.5% in the U.S. and 7.2% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store revenue increase is due primarily to the 8.5% increase in retail unit sales, which increased revenue by $279.4 million, coupled with a $758, or 2.0%, increase in average selling prices per unit, which increased revenue by $65.7 million.

Gross Profit

Retail gross profit from new vehicle sales increased $12.5 million, or 4.7%, from 2012 to 2013. The increase is due to a $7.7 million, or 2.9%, increase in same-store gross profit, coupled with a $4.8 million increase from net dealership acquisitions. The same-store increase is due primarily to the 8.5% increase in retail unit sales, which increased gross profit by $21.3 million, somewhat offset by a $157, or 5.2%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $13.6 million. During the six months ended June 30, 2013 and 2012, we earned $222.9 million and $209.2 million, respectively, of rebates, incentives and reimbursements from manufactures, which were recorded as a reduction of cost of sales. This $13.7 million increase in incentives also contributed to the increase in new vehicle gross profit.

Used Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Used retail unit sales	82,429	72,519	9,910	13.7%
Same-store used retail unit sales	79,304	71,778	7,526	10.5%
Used retail sales revenue	$2,084.3	$1,872.3	212.0	11.3%
Same-store used retail sales revenue	$2,020.9	$1,860.1	160.8	8.6%
Used retail sales revenue per unit	$25,286	$25,818	(532)	(2.1)%
Same-store used retail sales revenue per unit	$25,483	$25,915	(432)	(1.7)%
Gross profit — used	$160.2	$148.5	11.7	7.9%
Same-store gross profit — used	$155.2	$147.7	7.5	5.1%
Average gross profit per used vehicle retailed	$1,943	$2,048	(105)	(5.1)%
Same-store average gross profit per used vehicle retailed	$1,957	$2,058	(101)	(4.9)%
Gross margin % — used	7.7%	7.9%	(0.2)%	(2.5)%
Same-store gross margin % — used	7.7%	7.9%	(0.2)%	(2.5)%

Units

Retail unit sales of used vehicles increased 9,910 units, or 13.7%, from 2012 to 2013 including a 15.9% increase in the U.S. and a 9.4% increase internationally. The increase is due to a 7,526 unit, or 10.5%, increase in same-store retail unit sales, coupled with a 2,384 unit increase from net dealership acquisitions. Same-store units increased 12.4% in the U.S. and 6.9% internationally. The overall same-store increase was driven by an 8.6% increase in premium/luxury brands, a 14.2% increase in volume foreign brands, and a 6.9% increase in domestic brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, and our focus on retailing trade-ins and minimizing wholesaled vehicles.

Revenues

Used vehicle retail sales revenue increased $212.0 million, or 11.3%, from 2012 to 2013. The increase is due to a $160.8 million, or 8.6%, increase in same-store revenues, coupled with a $51.2 million increase from net dealership acquisitions. Same-store retail revenue increased 13.4% in the U.S. and 3.1% internationally. The overall same-store revenue increase is due to the 10.5% increase in same-store retail unit sales, which increased revenue by $191.8 million, somewhat offset by a $101, or 4.9%, decrease in comparative average selling prices per unit, which decreased revenue by $31.0 million.

Gross Profit

Retail gross profit from used vehicle sales increased $11.7 million, or 7.9%, from 2012 to 2013. The increase is due to a $7.5 million, or 5.1%, increase in same-store gross profit, coupled with a $4.2 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 10.5% increase in used retail unit sales, which increased gross profit by $14.7 million, somewhat offset by a $101, or 4.9%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $7.2 million.

Finance and Insurance Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Finance and insurance revenue	$182.6	$159.2	$23.4	14.7%
Same store finance and insurance revenue	$178.4	$157.9	$20.5	13.0%
Finance and insurance revenue per unit	$1,016	$993	$23	2.3%
Same store finance and insurance revenue per unit	$1,029	$996	$33	3.3%

Finance and insurance revenue increased $23.4 million, or 14.7%, from 2012 to 2013. The increase is due to a $20.5 million, or 13.0%, increase in same-store revenue during the period, coupled with a $2.9 million increase from net dealership acquisitions. The same-store revenue increase is due to a 9.4% increase in same-store retail unit sales, which increased revenue by $15.3 million, coupled with a $33, or 3.3%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $5.2 million. Finance and insurance revenue per unit was up 7.9% to $985 per unit in the U.S. and down 6.9% to $1,086 per unit internationally. We believe the increases in the U.S. are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations. We believe the decreases in international are due to increased use of subvented rate customer financing by captive lenders in the U.K., which results in lower finance commissions.

Service and Parts Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Service and parts revenue	$776.9	$723.3	53.6	7.4%
Same-store service and parts revenue	$750.5	$716.5	34.0	4.7%
Gross profit	$459.7	$420.3	39.4	9.4%
Same-store gross profit	$444.6	$417.0	27.6	6.6%
Gross margin	59.2%	58.1%	1.1%	1.9%
Same-store gross margin	59.2%	58.2%	1.0%	1.7%

Revenues

Service and parts revenue increased $53.6 million, or 7.4%, from 2012 to 2013 including a 10.5% increase in the U.S. and a 0.1% increase internationally. The increase is due to a $34.0 million, or 4.7%, increase in same-store revenues during the period, coupled with a $19.6 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $15.6 million, or 10.6%, increase in warranty revenue, a $15.1 million, or 2.9%, increase in customer pay revenue, a $2.7 million, or 6.0%, increase in body shop revenue, and a $0.6 million, or 6.0%, increase in vehicle preparation revenue. We believe that our parts and service business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years.

Gross Profit

Service and parts gross profit increased $39.4 million, or 9.4%, from 2012 to 2013 including a 12.1% increase in the U.S. and a 3.0% increase internationally. The increase is due to a $27.6 million, or 6.6%, increase in same-store gross profit during the period, coupled with a $11.8 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $34.0 million, or 4.7%, increase in same-store revenues, which increased gross profit by $20.1 million, coupled with a 1.7% increase in gross margin, which increased gross profit by $7.5 million. The same-store gross profit increase is composed of a $10.6 million, or 14.2%, increase in warranty gross profit, an $8.6 million, or 13.5%, increase in vehicle preparation gross profit, a $6.5 million, or 2.6%, increase in customer pay gross profit, and a $1.9 million, or 7.1%, increase in body shop gross profit.

Selling, General and Administrative

			2013 vs. 2012
Dollars in millions	2013	2012	Change		% Change
Personnel expense	$478.5	$437.1	$41.4		9.5%
Advertising expense	$40.4	$41.7	$(1.3)		(3.1)%
Rent & related expense	$126.8	$122.6	$4.2		3.4%
Other expense	$209.1	$187.2	$21.9		11.7%
Total SG&A expenses	$854.8	$788.6	$66.2		8.4%
Same-store SG&A expenses	$816.5	$778.8	$37.7		4.8%

Personnel expense as % of gross profit	43.4%	43.7%	(30	) bps	(0.7)%
Advertising expense as % of gross profit	3.7%	4.2%	(50	) bps	(11.9)%
Rent & related expense as % of gross profit	11.5%	12.3%	(80	) bps	(6.5)%
Other expense as % of gross profit	19.0%	18.7%	30	bps	1.6%
Total SG&A expenses as % of gross profit	77.5%	78.9%	(140	) bps	(1.8)%
Same-store SG&A expenses as % of gross profit	77.2%	78.6%	(140	) bps	(1.8)%

Selling, general and administrative expenses (“SG&A”) increased $66.2 million, or 8.4%, from $788.6 million to $854.8 million. The aggregate increase is due to a $37.7 million, or 4.8%, increase in same-store SG&A, coupled with a $28.5 million increase from net dealership acquisitions. SG&A as a percentage of gross profit was 77.5%, an improvement of 140 basis points compared to 78.9% in the prior year. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of a 6.4% increase in same-store retail gross profit versus the prior year.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $1.8 million, or 9.3%, from $19.4 million to $21.2 million. This increase is due primarily to a $1.5 million, or 7.9%, increase in same-store floor plan interest expense and a $0.3 million increase from net dealership acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $0.2 million, or 0.9%, from $23.6 million to $23.8 million. The increase is primarily attributable to an increased level of borrowing in 2013 relating to the issuance of our $550.0 million 5.75% senior subordinated notes in August 2012. We used the proceeds of these notes to repurchase our $375.0 million 7.75% senior subordinated notes. The overall increase in other interest expense was offset in part by the 200 basis point reduction in the interest rate.

Equity in Earnings of Affiliates

Equity in earnings of affiliates decreased $1.4 million or 10.6%, from $12.6 million to $11.2 million. The decrease is primarily attributable to a decrease in equity in earnings from our investment in PTL.

Income Taxes

Income taxes increased $9.7 million, or 17.9%, from $53.9 million to $63.6 million. The increase is due primarily to an increase in our pre-tax income versus the prior year.

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

We have historically expanded our retail automotive operations through organic growth and the acquisition of retail automotive dealerships. We believe that cash flow from operations, dividends and distributions from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months, including the acquisition of Western Star Trucks Australia. In the event we pursue significant other acquisitions, other expansion opportunities, significant repurchases of our outstanding securities; or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.

As of June 30, 2013, we had $353.0 million and £110.0 million ($167.3 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy.

During the six months ended June 30, 2013, we repurchased 410,000 shares of our outstanding common stock on the open market for a total of $12.7 million, or an average of $30.93 per share, under a program approved by our Board of Directors. We have $85.6 million in authorization under the existing securities repurchase program. During the second quarter of 2013, we acquired 97,561 shares of our common stock for $3.1 million, or an average of $32.11, from employees in connection with a net share settlement feature of employee restricted stock awards.

Dividends

We paid the following cash dividends on our common stock in 2012 and 2013:

Per Share Dividends

2012

First Quarter	$0.10
Second Quarter	0.11
Third Quarter	0.12
Fourth Quarter	0.13

2013

First Quarter	$0.14
Second Quarter	0.15

We also have announced a cash dividend of $0.16 per share payable on September 3, 2013 to shareholders of record on August 12, 2013. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

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

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $98.0 million, and for an additional $10.0 million of availability for letters of credit, through September 2015. The revolving loans bear interest at a defined LIBOR plus 2.25%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.25%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2013, we were in compliance with all covenants under the U.S. Credit Agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements” below.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of June 30, 2013, $22.0 million of revolver borrowings, $98.0 million of term loans and no letters of credit were outstanding under the U.S. Credit Agreement. We repaid $12.0 million under the term loan during the six months ended June 30, 2013.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2013, no amounts were outstanding under the U.K. credit agreement.

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of June 30, 2013, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements” below.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. In July 2013, we amended the U.K. credit agreement and U.K. term loan to provide the U.K. subsidiaries with covenant flexibility to fund the purchase of Western Star Trucks Australia (discussed above) and operate the subsidiaries to be acquired.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of June 30, 2013, the amount outstanding under the U.K. term loan was £21.0 million ($31.9 million).

5.75% Senior Subordinated Notes

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”).

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of June 30, 2013, we were in compliance with all negative covenants, and there were no events of default.

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

Rental Car Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $150.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2014. As of June 30, 2013 outstanding loans under the rental car revolver amounted to $105.3 million.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2013, we owed $102.3 million of principal under our mortgage facilities.

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

During the six months ended June 30, 2013, outstanding revolving commitments varied between $10.0 million and $124.0 million under the U.S. credit agreement and between £0 and £48.0 million ($73.0 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three and six months ended June 30, 2013, the swaps increased the weighted average interest rate on our floor plan borrowing by 35 and 37 basis points, respectively.

PTL Dividends

We hold a 9.0% ownership interest in Penske Truck Leasing. During the six months ended June 30, 2013 and 2012, respectively, we received $3.3 million and $12.5 million of pro rata cash distributions relating to this investment. The decrease in dividends is due in part to PTL’s change in policy to deliver quarterly in lieu of annual dividends. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease a majority of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined.  For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2013, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

We hold a 9.0% ownership interest in PTL. Historically General Electric Credit Corporation (“GECC”) has provided PTL with a majority of its financing. Since April 2012, PTL refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 (the “Holdings Bonds”). A wholly-owned subsidiary of Holdings contributed $700.0 million derived from the net proceeds from the offering of the Holdings Bonds and a portion of its cash on hand to PTL in exchange for a 21.5% limited partner interest in PTL. PTL used the $700.0 million of funds to reduce its outstanding debt owed to GECC. GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds.

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

In July 2013, we signed an agreement to acquire Western Star Trucks Australia, the exclusive importer and distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts for Australia and New Zealand. The purchase price of AU $218.9 million (approximately $200.0 million), which includes a targeted amount of AU $73.3 million (approximately $67.0 million) of working capital, is projected to be paid in the third quarter, subject to the completion of certain closing conditions. We expect to initially finance the acquisition using cash flow from operations and available cash resources, including revolving loan capacity under our U.S. and U.K. credit agreements. Subsequent to closing, we intend to employ floor plan financing in regards to the vehicle inventories to partially fund the cash needs of the business and repay a portion of the revolving acquisition financing.

Cash Flows

Cash and cash equivalents decreased by $17.2 million and increased by $9.0 million during the six months ended June 30, 2013 and 2012, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $175.6 million and $202.0 million during the six months ended June 30, 2013 and 2012, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Six Months Ended June 30,
Dollars in millions	2013	2012
Net cash from continuing operating activities as reported	$175.6	$193.8
Net borrowings (repayments) of floor plan notes payable — non-trade as reported	33.5	35.2
Net cash from continuing operating activities including all floor plan notes payable	$209.1	$229.0

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $184.0 million and $172.5 million during the six months ended June 30, 2013 and 2012, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $143.6 million, including $76.5 million of capital expenditures relating to vehicle purchases for our Hertz rental car business, and $57.3 million during the six months ended June 30, 2013 and 2012, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities and vehicle purchases for our Hertz rental car business. We currently expect to finance our retail automotive segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities and our rental car revolver for Hertz capital expenditures. Cash used in acquisitions and other investments, net of cash acquired, was $30.7 million and $111.5 million during the six months ended June 30, 2013 and 2012, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $1.8 and $37.8 million, respectively. Additionally, cash used in other investing activities were $9.7 million and $3.7 million during the six months ended June 30, 2013 and 2012, respectively.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $19.5 million and $37.7 million during the six months ended June 30, 2013 and 2012, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, and dividends. We had net repayments of long-term debt of $11.2 million and $6.4 million during the six months ended June 30, 2013 and 2012, respectively. We had net borrowings of floor plan notes payable non-trade of $33.5 million and $35.2 million during the six months ended June 30, 2013 and 2012, respectively. We repurchased common stock for a total of $15.8 million and $9.8 million during the six months ended June 30, 2013 and 2012, respectively. We also paid cash dividends to our stockholders of $26.2 million and $18.9 million during the six months ended June 30, 2013 and 2012, respectively.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Related Party Transactions

Stockholders Agreement

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 35% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 17% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2024, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

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

In June 2013, we acquired a 27% interest in Around-The Clock Freightliner (“ATC”), a retailer of Daimler branded medium, heavy and light-duty trucks in Texas and Oklahoma for $15.9 million. Transportation Resource Partners simultaneously acquired a controlling interest in this company on the same financial terms as our investment. We and several other investors, including Transportation Resource Partners, have entered into a limited liability company agreement relating to this investment which, among other things, provides us with specified management rights, including the right to appoint one of six directors, and rights to purchase additional shares, and restricts our ability to transfer shares. We are also entitled to a management fee with respect to our ongoing advisory services provided to ATC.

We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.

As discussed above, we hold a 9.0% ownership interest in PTL, a leading provider of transportation services and supply chain management. The general partner of PTL is Penske Truck Leasing Corporation, a wholly-owned subsidiary of Penske Corporation, which together with other wholly-owned subsidiaries of Penske Corporation, owns 41.1% of PTL. The remaining 49.9% of PTL is owned by GECC. Among other things, the relevant agreements provide us with specified distribution and governance rights and restrict our ability to transfer our interests.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2013, our automotive retail joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	83.57	% (A) (B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	% (C)
Frankfurt, Germany	Lexus, Toyota	50.00	% (C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	% (C)
Monza, Italy	BMW, Mini	35.00	% (C) (D)

(A)       An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 16.43% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a total 20% interest in the joint venture for specified amounts. This joint venture is consolidated in our financial statements.

(B)       Entity is consolidated in our financial statements.

(C)       Entity is accounted for using the equity method of accounting.

(D)       During the six months ended June 30, 2013, we sold 50% of our interest in the Italian joint venture. As a result of this sale, we deconsolidated the Italian joint venture.

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

•                  future acquisitions and dispositions, including the planned acquisition of Western Star Trucks Australia;

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

•                  trends affecting our future financial condition or results of operations; and

•                  our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2012 annual report on Form 10-K filed February 28, 2013. Important factors that could cause actual results to differ materially from our expectations include the following:

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

•                  with respect to the planned acquisition of Western Star Trucks Australia, all of the conditions to closing may not occur or we may otherwise terminate that agreement;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of June 30, 2013, a 100 basis point change in interest rates would result in an approximate $1.2 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate. In 2011, we entered into forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300 million of our floating rate floor plan debt is fixed at a rate of 2.135% and $100 million of our floating rate floor plan debt is fixed at a rate of 1.55%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2013, including consideration of the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $16.3 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of June 30, 2013, we had dealership operations in the U.K., Germany and Italy. In each of these markets, the local currency is the functional currency. We do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $252.2 million change to our revenues for the six months ended June 30, 2013.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration. During the second quarter of 2013, we did not repurchase any common stock under this program. As of June 30, 2013, our remaining authorization under the program was $85.6 million.

During the second quarter of 2013, we acquired 97,561 shares of our common stock for $3.1 million from employees in connection with vesting of employee restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 1 to April 30, 2013	—	$—	—
May 1 to May 31, 2013	—	$—	—
June 1 to June 30, 2013	97,561	$32.11	—
	97,561	$32.11	—

Item 5. Other Information

On July 30, 2013, our two largest stockholders renewed their existing stockholders agreement with certain changes. The revised stockholders agreement (the “Revised Stockholders Agreement”) between Penske Corporation and its wholly owned subsidiary, Penske Automotive Holdings Corp (together with Penske Corporation, “Penske”) and Mitsui & Co. Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) has been extended an additional ten years.

The Revised Stockholders Agreement is substantially the same as the existing agreement except that it terminates on March 26, 2024 and requires that Penske vote all of the shares of our common stock beneficially owned by Penske in favor of (i) one representative of Mitsui for election as a director of PAG as long as Mitsui beneficially owns 10% or more (but less than 20%) of our common stock, and (ii) two representatives of Mitsui for election as directors of PAG as long as Mitsui beneficially owns 20% or more of our common stock. The provisions requiring that Mitsui vote all of the shares of common stock they beneficially own in favor of up to 14 persons voted for by Penske for election as directors of PAG and that, in the event Penske desires to transfer equity securities in PAG to a third party during the term of the Revised Stockholders Agreement (other than one or more transfers not exceeding the 1,992,408 shares in the aggregate), Penske must permit Mitsui to participate in such transfer on a pro rata basis, each remain unchanged. See “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Related Party Transactions” for additional information concerning our relationships with Penske and Mitsui.

Item 6. Exhibits

4.1	Consent and Amendment Letter — Amendment No. 2 dated July 26, 2013 to U.K. Credit Agreement (incorporated by reference to exhibit 4.1 to our July 29, 2013 Form 8-K).

10.1	Amended and Restated Limited Liability Company Agreement of ATC Holdco, LLC dated June 10, 2013 by and among TRP III (ATC) I, LP, TRP (ATC) II, LP, PAG Investments, LLC, and other investors.

10.2

Stockholders Agreement by and among Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation and Penske Automotive Holdings Corp. dated as of July 30, 2013 (incorporated by reference to exhibit 46 to Amendment No. 26 to Schedule 13D filed on July 30, 2013).

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: August 1, 2013		Chief Executive Officer

	By:	/s/ David K. Jones
David K. Jones
Date: August 1, 2013		Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Consent and Amendment Letter — Amendment No. 2 dated July 26, 2013 to U.K. Credit Agreement (incorporated by reference to exhibit 4.1 to our July 29, 2013 Form 8-K).

10.1	Amended and Restated Limited Liability Company Agreement of ATC Holdco, LLC dated June 10, 2013 by and among TRP III (ATC) I, LP, TRP (ATC) II, LP, PAG Investments, LLC, and other investors.

10.2

Stockholders Agreement by and among Mitsui & Co., Ltd., Mitsui & Co. (U.S.A.), Inc., Penske Corporation and Penske Automotive Holdings Corp. dated as of July 30, 2013 (incorporated by reference to exhibit 46 to Amendment No. 26 to Schedule 13D filed on July 30, 2013).

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