Form 10-Q
period 2013-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2013-10-30
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
(248) 648-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 22, 2013, there were 90,199,990 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$71,101	$43,447
Accounts receivable, net of allowance for doubtful accounts of $3,330 and $2,979	588,311	554,851
Inventories	2,293,390	2,000,206
Other current assets	83,508	90,485
Assets held for sale	1,065	71,107

Total current assets	3,037,375	2,760,096
Property and equipment, net	1,211,020	1,031,188
Goodwill	1,118,369	980,438
Franchise value	283,128	283,152
Equity method investments	333,081	303,160
Other long-term assets	27,831	20,956

Total assets	$6,010,804	$5,378,990

LIABILITIES AND EQUITY
Floor plan notes payable	$1,537,185	$1,408,362
Floor plan notes payable — non-trade	802,051	725,526
Accounts payable	380,000	263,881
Accrued expenses	275,483	223,972
Current portion of long-term debt	46,894	19,493
Liabilities held for sale	2,592	51,279

Total current liabilities	3,044,205	2,692,513
Long-term debt	1,014,070	918,024
Deferred tax liabilities	338,430	287,818
Other long-term liabilities	156,708	164,314

Total liabilities	4,553,413	4,062,669
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,200 shares issued and outstanding at September 30, 2013; 90,295 shares issued and outstanding at December 31, 2012	9	9
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	691,886	700,013
Retained earnings	755,344	611,026
Accumulated other comprehensive income (loss)	(3,054)	(6,833)

Total Penske Automotive Group stockholders’ equity	1,444,185	1,304,215

Non-controlling interest	13,206	12,106

Total equity	1,457,391	1,316,321

Total liabilities and equity	$6,010,804	$5,378,990

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Revenue:
New vehicle	$1,995,836	$1,736,131	$5,674,658	$4,997,923
Used vehicle	1,098,484	969,130	3,182,822	2,841,403
Finance and insurance, net	99,758	83,650	282,353	242,892
Service and parts	381,485	365,351	1,158,404	1,088,665
Fleet and wholesale	182,629	181,758	541,924	643,901
Commercial vehicle and car rental	65,951	—	87,756	—
Total revenues	3,824,143	3,336,020	10,927,917	9,814,784
Cost of sales:
New vehicle	1,846,504	1,601,762	5,245,533	4,596,274
Used vehicle	1,017,109	898,264	2,941,273	2,622,055
Service and parts	152,033	154,203	469,229	457,205
Fleet and wholesale	180,162	180,307	532,391	637,831
Commercial vehicle and car rental	48,427	—	56,353	—
Total cost of sales	3,244,235	2,834,536	9,244,779	8,313,365
Gross profit	579,908	501,484	1,683,138	1,501,419
Selling, general and administrative expenses	454,188	400,039	1,308,958	1,188,658
Depreciation	15,784	13,704	45,300	40,014
Operating income	109,936	87,741	328,880	272,747
Floor plan interest expense	(10,840)	(9,951)	(32,008)	(29,319)
Other interest expense	(12,370)	(11,583)	(36,163)	(35,155)
Equity in earnings of affiliates	11,240	8,814	22,489	21,392
Debt redemption costs	—	(17,753)	—	(17,753)
Income from continuing operations before income taxes	97,966	57,268	283,198	211,912
Income taxes	(31,692)	(15,421)	(95,263)	(69,347)
Income from continuing operations	66,274	41,847	187,935	142,565
Income (Loss) from discontinued operations, net of tax	(742)	(534)	(1,889)	(4,634)
Net income	65,532	41,313	186,046	137,931
Less: Income attributable to non-controlling interests	257	282	1,065	990
Net income attributable to Penske Automotive Group common stockholders	$65,275	$41,031	$184,981	$136,941
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.73	$0.46	$2.07	$1.57
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)
Net income attributable to Penske Automotive Group common stockholders	$0.72	$0.45	$2.05	$1.52
Shares used in determining basic earnings per share	90,201	90,264	90,298	90,330
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.73	$0.46	$2.07	$1.57
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.05)
Net income attributable to Penske Automotive Group common stockholders	$0.72	$0.45	$2.05	$1.52
Shares used in determining diluted earnings per share	90,237	90,296	90,334	90,362
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$66,274	$41,847	$187,935	$142,565
Less: Income attributable to non-controlling interests	257	282	1,065	990
Income from continuing operations, net of tax	66,017	41,565	186,870	141,575
Income (Loss) from discontinued operations, net of tax	(742)	(534)	(1,889)	(4,634)
Net income attributable to Penske Automotive Group common stockholders	$65,275	$41,031	$184,981	$136,941

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands, except per share amounts)
Net Income	$65,532	$41,313	$186,046	$137,931
Other Comprehensive Income:
Foreign currency translation adjustment	41,811	16,707	6,714	15,224
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax benefit (provision) of $(178), $590, $(513), and $2,114, respectively	272	(903)	784	(3,232)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $361, $705, $1,447, and $2,066, respectively	552	1,078	2,213	3,158
Unrealized gain (loss) on interest rate swaps, net of tax	824	175	2,997	(74)
Unrealized gain (loss) on forward exchange contracts	(4,013)	—	(4,013)	—
Other adjustments to Comprehensive Income, net	(173)	1,066	(1,385)	2,608
Other Comprehensive Income (Loss), Net of Taxes	38,449	17,948	4,313	17,758
Comprehensive Income	103,981	59,261	190,359	155,689
Less: Comprehensive income attributable to non-controlling interests	257	489	1,599	1,197
Comprehensive income attributable to Penske Automotive Group common stockholders	$103,724	$58,772	$188,760	$154,492

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$186,046	$137,931
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	45,300	40,014
Earnings of equity method investments	(18,456)	(16,796)
Loss from discontinued operations, net of tax	1,889	4,634
Debt redemption costs	—	17,753
Deferred income taxes	47,145	14,867
Changes in operating assets and liabilities:
Accounts receivable	(17,699)	(31,591)
Inventories	(156,158)	(190,627)
Floor plan notes payable	126,343	256,015
Accounts payable and accrued expenses	72,269	37,560
Other	11,318	(7,012)
Net cash from continuing operating activities	297,997	262,748
Investing Activities:
Purchase of equipment and improvements	(122,952)	(96,380)
Purchase of Penske Car Rental vehicles	(82,313)	—
Proceeds from sale-leaseback transactions	—	1,584
Acquisitions net, including repayment of sellers’ floor plan notes payable of $1,045 and $49,467, respectively	(221,160)	(137,805)
Other	(7,493)	3,496
Net cash from continuing investing activities	(433,918)	(229,105)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	808,700	525,800
Repayments under U.S. credit agreement revolving credit line	(814,700)	(657,800)
Repayments under U.S. credit agreement term loan	(12,000)	(17,000)
Repurchase of 3.5% senior subordinated convertible notes	—	(62,687)
Issuance of 5.75% senior subordinated notes	—	550,000
Repurchase of 7.75% senior subordinated notes	—	(390,755)
Net borrowings (repayments) of car rental revolver	73,885	—
Net borrowings (repayments) of other long-term debt	67,940	15,087
Net borrowings (repayments) of floor plan notes payable — non-trade	76,525	32,410
Repurchases of common stock	(15,813)	(9,829)
Dividends	(40,663)	(29,760)
Payment of deferred financing fees	—	(8,502)
Other	235	—
Net cash from continuing financing activities	144,109	(53,036)
Discontinued operations:
Net cash from discontinued operating activities	11,845	(3,704)
Net cash from discontinued investing activities	29,857	34,902
Net cash from discontinued financing activities	(22,236)	(12,916)
Net cash from discontinued operations	19,466	18,282
Net change in cash and cash equivalents	27,654	(1,111)
Cash and cash equivalents, beginning of period	43,447	26,997
Cash and cash equivalents, end of period	$71,101	$25,886

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$61,986	$64,340
Income taxes	23,200	35,232

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske Automotive
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in thousands)
Balance, December 31, 2012	90,294,765	$9	$700,013	$611,026	$(6,833)	$1,304,215	$12,106	$1,316,321
Equity compensation	412,786	—	7,451	—	—	7,451	—	7,451
Repurchases of common stock	(507,561)	—	(15,813)	—	—	(15,813)	—	(15,813)
Dividends	—	—	—	(40,663)	—	(40,663)	—	(40,663)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,247)	(1,247)
Sale of subsidiary shares to non-controlling interest	—	—	235	—	—	235	143	378
Deconsolidation of Italian investment	—	—	—	—	—	—	(8,309)	(8,309)
Reconsolidation of Italian investment	—	—	—	—	—	—	8,914	8,914
Foreign currency translation	—	—	—	—	6,180	6,180	534	6,714
Interest rate swaps	—	—	—	—	2,997	2,997	—	2,997
Forward exchange contracts	—	—	—	—	(4,013)	(4,013)	—	(4,013)
Other	—	—	—	—	(1,385)	(1,385)	—	(1,385)
Net income	—	—	—	184,981	—	184,981	1,065	186,046
Balance, September 30, 2013	90,199,990	$9	$691,886	$755,344	$(3,054)	$1,444,185	$13,206	$1,457,391

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

1. Interim Financial Statements

Business Overview

Unless the context otherwise requires, the use of the terms “PAG,” “we,” “us,” and “our” in these Notes to the Consolidated Condensed Financial Statements refers to Penske Automotive Group, Inc. and its consolidated subsidiaries.

We are an international transportation services company, operating retail automotive dealerships, Hertz car rental franchises and commercial vehicle distribution. We are the second largest automotive retailer headquartered in the U.S. as measured by total revenue. As of September 30, 2013, we operated 321 retail franchises, of which 171 franchises are located in the U.S. and 150 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

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

In August 2013, we completed the acquisition of Western Star Trucks Australia, the exclusive importer and distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business also includes two retail truck dealerships. We refer to this business as “Penske Commercial Vehicles.” Since our acquisition of Penske Commercial Vehicles on August 30, 2013, it has generated $49,426 of revenue through the distribution and retail sale of vehicles and parts to a network of 84 dealerships. The purchase price of approximately $200,000 included vehicle inventory, parts and other assets, and is subject to a working capital adjustment that is expected to be finalized in the fourth quarter of 2013.

During the nine months ended September 30, 2013, we acquired one U.K. franchise, Guy Salmon Land Rover Northampton. We also were awarded two franchises, Maserati of Warwick and Lamborghini Leicester. We disposed of twenty-six franchises representing nine different brands, principally consisting of ten Toyota/Lexus and twelve Chrysler/Jeep/Dodge franchises in the U.K. During the three months ended September 30, 2013, we acquired an additional 35% interest in our joint venture operating dealerships in northern Italy, resulting in a 70% controlling interest in the Italian joint venture as of September 30, 2013.

We are the Hertz rental car franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently operate more than fifty on- and off-airport Hertz rental car locations. Our Hertz car rental business generated $38,600 of revenue during the nine months ended September 30, 2013.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2013 and December 31, 2012 and for the three and nine month periods ended September 30, 2013 and 2012 is unaudited, but includes all adjustments which the management of PAG believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities which have been treated as discontinued operations through September 30, 2013, and the results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2012, which are included as part of our Annual Report on Form 10-K.

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

Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$15,158	$107,391	$162,953	$332,878
Pre-tax income (loss)	(955)	(817)	(2,609)	(13,673)
Gain (loss) on disposal	(31)	285	809	10,445

	September 30,	December 31,
	2013	2012

Inventories	$10	$44,649
Other assets	1,055	26,458
Total assets	$1,065	$71,107

Floor plan notes payable (including non-trade)	$40	$36,689
Other liabilities	2,552	14,590
Total liabilities	$2,592	$51,279

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

Our financial instruments consist of cash and cash equivalents, debt, floor plan notes payable, forward exchange contracts and interest rate swaps used to hedge future cash flows. Other than our fixed rate debt, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting.

Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 1), and we estimate the fair value of our mortgage facilities using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of the carrying values and fair values of our 5.75% senior subordinated notes and our fixed rate mortgage facilities are as follows:

	September 30, 2013
	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550,000	$543,070
Mortgage facilities	101,445	101,777

2. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2013	2012
New vehicles	$1,497,648	$1,429,250
Used vehicles	582,695	484,269
Commercial vehicles	121,575	—
Parts, accessories and other	91,472	86,687

Total inventories	$2,293,390	$2,000,206

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $26,445 and $23,085 during the nine months ended September 30, 2013 and 2012, respectively.

3. Business Combinations

We acquired Penske Commercial Vehicles as discussed in Note 1, one Hertz car rental franchise market area and one automotive retail franchise during the nine months ended September 30, 2013. We acquired twenty-one automotive retail franchises during the nine months ended September 30, 2012. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2013 and 2012 follows:

	September 30,
	2013	2012
Accounts receivable	$20,117	$28,907
Inventory	124,259	94,627
Other current assets	2,812	411
Property and equipment	26,062	34,261
Indefinite-lived intangibles	133,075	61,686
Other non-current assets	8,427	745
Current liabilities	(94,107)	(58,926)
Non-current liabilities	515	(23,906)
Total consideration	221,160	137,805
Seller financed/assumed debt	—	—
Cash used in acquisitions	$221,160	$137,805

The following unaudited consolidated pro forma results of operations of PAG for the three and nine months ended September 30, 2013 and 2012, give effect to acquisitions consummated during 2013 and 2012 as if they had occurred effective at the beginning of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$3,892,754	$3,547,785	$11,244,562	$10,419,047
Income from continuing operations	68,843	50,454	200,498	162,012
Net income	67,844	49,638	197,544	156,388
Income from continuing operations per diluted common share	$0.76	$0.56	$2.21	$1.78
Net income per diluted common share	$0.75	$0.55	$2.19	$1.73

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the nine months ended September 30, 2013:

	Goodwill	Franchise Value
Balance, December 31, 2012	$980,438	$283,152
Additions	133,075	—
Deconsolidation of Italian investment	(7,231)	(2,908)
Reconsolidation of Italian investment	7,434	3,068
Foreign currency translation	4,653	(184)
Balance, September 30, 2013	$1,118,369	$283,128

Goodwill additions of $5,780 and $125,596 were related to our Hertz rental car operations and Penske Commercial Vehicles, respectively, within our Other reportable segment. All other changes were within our Retail reportable segment. As of September 30, 2013, the goodwill balance within our Retail and Other reportable segments was $981,060 and $137,309, respectively.

5. Floor Plan Notes Payable — Trade and Non-trade

We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale and a portion of our used vehicle inventories for retail sale under revolving floor plan arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. In the U.S., substantially all of our floor plan arrangements are due on demand; however, we have not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity.

The floor plan agreements grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries, and in the U.S., Australia and New Zealand are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Bank Rate, the Euro Interbank Offer Rate or the Australian or New Zealand Bank Bill Swap Rate. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle or commercial vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable — non-trade on our consolidated condensed balance sheets and classify related cash flows as a financing activity on our consolidated condensed statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average number of common shares outstanding	90,201,075	90,263,865	90,297,797	90,330,378
Effect of non-participatory equity compensation	36,000	32,000	36,000	32,000
Weighted average number of common shares outstanding, including effect of dilutive securities	90,237,075	90,295,865	90,333,797	90,362,378

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2013	2012
U.S. credit agreement - revolving credit line	$44,000	$50,000
U.S. credit agreement - term loan	98,000	110,000
U.K. credit agreement - revolving credit line	124,625	48,741
U.K. credit agreement - term loan	31,561	38,993
U.K. credit agreement - overdraft line of credit	—	6,838
5.75% senior subordinated notes due 2022	550,000	550,000
Rental car revolver	97,056	23,171
Mortgage facilities	101,445	104,043
Other	14,277	5,731
Total long-term debt	1,060,964	937,517
Less: current portion	(46,894)	(19,493)
Net long-term debt	$1,014,070	$918,024

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375,000 in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $98,000 and for an additional $10,000 of availability for letters of credit, through September 2016. The revolving loans bear interest at a defined LIBOR plus 2.25%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.25%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2013, we were in compliance with all covenants under the U.S. Credit Agreement.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2013, $44,000 of revolver borrowings, $98,000 of term loans and no letters of credit were outstanding under the U.S. Credit Agreement. We repaid $12,000 under the term loan during the nine months ended September 30, 2013.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100,000 revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10,000 demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of September 30, 2013, £77,000 ($124,625) was outstanding under the U.K. credit agreement.

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2013, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. In July 2013, we amended the U.K. credit agreement and U.K. term loan to provide the U.K. subsidiaries with covenant flexibility to fund the purchase of Penske Commercial Vehicles (discussed above) and operate the subsidiaries acquired.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30,000 term loan which was used for working capital and an acquisition. The term loan is repayable in £1,500 quarterly installments through 2015 with a final payment of £7,500 due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of September 30, 2013, the amount outstanding under the U.K. term loan was £19,500 ($31,561).

5.75% Senior Subordinated Notes

In August 2012, we issued $550,000 in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”).

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of September 30, 2013, we were in compliance with all negative covenants, and there were no events of default.

On or after October 1, 2017, we may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.75% Notes using the proceeds of specified equity offerings at any time prior to October 1, 2015, at a price specified in the indenture.

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

Rental Car Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $150,000 in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2014. As of September 30, 2013, outstanding loans under the rental car revolver amounted to $97,056.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2013, we owed $101,445 of principal under our mortgage facilities.

8. Derivatives and Hedging

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

We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of September 30, 2013 and December 31, 2012, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $9,379 and $14,337, respectively. During 2013 and 2012, there was no hedge ineffectiveness recorded in our income statement. During the three and nine months ended September 30, 2013, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 35 and 36 basis points, respectively.

Penske Commercial Vehicles sells vehicles and parts purchased from manufacturers in the U.S., Germany, and United Kingdom. In order to protect against exchange rate movements, we enter into forward foreign exchange contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our forward foreign exchange contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the forward foreign exchange contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $1,965 as of September 30, 2013.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2013, we were not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2013, we were in compliance with all covenants under these leases.

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

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $18,197 of letters of credit outstanding as of September 30, 2013, and have posted $9,154 of surety bonds in the ordinary course of business.

10. Equity

Share Repurchase

During the nine months ended September 30, 2013, we repurchased 410,000 shares of our outstanding common stock for $12,680, or an average of $30.93 per share, under a program approved by our Board of Directors. During the nine months ended September 30, 2013, we acquired 97,629 shares of our common stock for $3,135, or an average of $32.11, from employees in connection with a net share settlement feature of employee equity awards.

11. Accumulated Other Comprehensive Income / (Loss)

The following tables below present the changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss) during the three and nine months ended September 30, 2013, attributable to Penske Automotive Group common stockholders.

Three Months Ended September 30, 2013

	Interest Rate Swaps	Foreign Currency Translation	Other	Total
Balance at June 30, 2013	$(6,505)	$(36,825)	$1,825	$(41,505)
Other comprehensive income before reclassifications	272	41,811	(4,184)	37,899
Amounts reclassified from accumulated other comprehensive income - net of tax	552	—	—	552
Net current-period other comprehensive income	824	41,811	(4,184)	38,451
Balance at September 30, 2013	$(5,681)	$4,986	$(2,359)	$(3,054)

Nine Months Ended September 30, 2013

	Interest Rate Swaps	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(8,678)	$(1,194)	$3,039	$(6,833)
Other comprehensive income before reclassifications	784	7,064	(5,398)	2,450
Amounts reclassified from accumulated other comprehensive income - net of tax	2,213	(884)	—	1,329
Net current-period other comprehensive income	2,997	6,180	(5,398)	3,779
Balance at September 30, 2013	$(5,681)	$4,986	$(2,359)	$(3,054)

Within the amounts reclassified from accumulated other comprehensive income, the $552 and $2,213 associated with interest rate swaps is included in floor plan interest expense, and the $(884) associated with foreign currency translation is included in selling, general, and administrative expenses.

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our Hertz rental car business operating segment, our investments in non-automotive retail operations operating segment and our Penske Commercial Vehicles operating segment. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions).

Three Months Ended September 30

	Retail	Other	Intersegment Elimination	Total
Revenues
2013	$3,763,840	$66,050	$(5,747)	$3,824,143
2012	3,336,020	—	—	3,336,020
Segment income
2013	51,732	13,485	58	65,275
2012	33,119	7,912	—	41,031

Nine Months Ended September 30

	Retail	Other	Intersegment Elimination	Total
Revenues
2013	$10,867,035	$88,026	$(27,144)	$10,927,917
2012	9,814,784	—	—	9,814,784
Segment income
2013	162,074	23,178	(271)	184,981
2012	117,994	18,947	—	136,941

13. Consolidating Condensed Financial Information

The following tables include condensed consolidating financial information as of September 30, 2013 and December 31, 2012 and for the three and nine month periods ended September 30, 2013 and 2012 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and jointly and several. The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Cash and cash equivalents	$71,101	$—	$—	$7,514	$63,587
Accounts receivable, net	588,311	(378,659)	378,659	292,806	295,505
Inventories	2,293,390	—	—	1,300,592	992,798
Other current assets	83,508	—	2,955	32,593	47,960
Assets held for sale	1,065	—	—	165	900

Total current assets	3,037,375	(378,659)	381,614	1,633,670	1,400,750
Property and equipment, net	1,211,020	—	4,251	814,083	392,686
Intangible assets	1,401,497	—	—	768,677	632,820
Equity method investments	333,081	—	280,730	—	52,351
Other long-term assets	27,831	(1,602,664)	1,613,941	5,232	11,322

Total assets	$6,010,804	$(1,981,323)	$2,280,536	$3,221,662	$2,489,929

Floor plan notes payable	$1,537,185	$—	$—	$884,700	$652,485
Floor plan notes payable — non-trade	802,051	—	128,100	375,983	297,968
Accounts payable	380,000	—	2,841	128,236	248,923
Accrued expenses	275,483	(378,659)	205	142,530	511,407
Current portion of long-term debt	46,894	—	—	36,236	10,658
Liabilities held for sale	2,592	—	—	383	2,209

Total current liabilities	3,044,205	(378,659)	131,146	1,568,068	1,723,650
Long-term debt	1,014,070	(96,472)	692,000	166,262	252,280
Deferred tax liabilities	338,430	—	—	313,342	25,088
Other long-term liabilities	156,708	—	—	77,865	78,843

Total liabilities	4,553,413	(475,131)	823,146	2,125,537	2,079,861
Total equity	1,457,391	(1,506,192)	1,457,390	1,096,125	410,068

Total liabilities and equity	$6,010,804	$(1,981,323)	$2,280,536	$3,221,662	$2,489,929

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Cash and cash equivalents	$43,447	$—	$—	$36,478	$6,969
Accounts receivable, net	554,851	(340,917)	340,917	375,442	179,409
Inventories	2,000,206	—	—	1,212,521	787,685
Other current assets	90,485	—	3,546	55,841	31,098
Assets held for sale	71,107	—	—	28,716	42,391

Total current assets	2,760,096	(340,917)	344,463	1,708,998	1,047,552
Property and equipment, net	1,031,188	—	4,474	662,722	363,992
Intangible assets	1,263,590	—	—	761,005	502,585
Equity method investments	303,160	—	252,816	—	50,344
Other long-term assets	20,956	(1,527,156)	1,540,447	5,029	2,636

Total assets	$5,378,990	$(1,868,073)	$2,142,200	$3,137,754	$1,967,109

Floor plan notes payable	$1,408,362	$—	$—	$917,391	$490,971
Floor plan notes payable — non-trade	725,526	—	112,085	346,683	266,758
Accounts payable	263,881	—	3,344	124,663	135,874
Accrued expenses	223,972	(340,917)	450	114,636	449,803
Current portion of long-term debt	19,493	—	—	9,745	9,748
Liabilities held for sale	51,279	—	—	17,766	33,513

Total current liabilities	2,692,513	(340,917)	115,879	1,530,884	1,386,667
Long-term debt	918,024	(38,692)	710,000	121,618	125,098
Deferred tax liabilities	287,818	—	—	260,445	27,373
Other long-term liabilities	164,314	—	—	85,151	79,163

Total liabilities	4,062,669	(379,609)	825,879	1,998,098	1,618,301
Total equity	1,316,321	(1,488,464)	1,316,321	1,139,656	348,808

Total liabilities and equity	$5,378,990	$(1,868,073)	$2,142,200	$3,137,754	$1,967,109

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$3,824,143	$—	$—	$2,296,224	$1,527,919
Cost of sales	3,244,235	—	—	1,933,197	1,311,038

Gross profit	579,908	—	—	363,027	216,881
Selling, general and administrative expenses	454,188	—	5,475	280,222	168,491
Depreciation	15,784	—	417	9,538	5,829

Operating income (loss)	109,936	—	(5,892)	73,267	42,561
Floor plan interest expense	(10,840)	—	(2,428)	(4,951)	(3,461)
Other interest expense	(12,370)	—	(7,159)	(1,951)	(3,260)
Equity in earnings of affiliates	11,240	—	10,035	—	1,205
Equity in earnings of subsidiaries	—	(103,153)	103,153	—	—

Income (loss) from continuing operations before income taxes	97,966	(103,153)	97,709	66,365	37,045
Income taxes	(31,692)	33,458	(31,692)	(24,116)	(9,342)

Income (loss) from continuing operations	66,274	(69,695)	66,017	42,249	27,703
Income (loss) from discontinued operations, net of tax	(742)	742	(742)	(151)	(591)

Net income (loss)	65,532	(68,953)	65,275	42,098	27,112
Other comprenhensive income (loss), net of tax	38,449	(38,622)	38,449	824	37,798

Comprehensive income	103,981	(107,575)	103,724	42,922	64,910
Less: Comprehensive income attributable to non-controlling interests	257	—	—	—	257

Comprehensive income attributable to Penske Automotive Group common stockholders	$103,724	$(107,575)	$103,724	$42,922	$64,653

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$3,336,020	$—	$—	$1,997,423	$1,338,597
Cost of sales	2,834,536	—	—	1,687,417	1,147,119

Gross profit	501,484	—	—	310,006	191,478
Selling, general and administrative expenses	400,039	—	5,073	244,259	150,707
Depreciation	13,704	—	328	7,580	5,796

Operating income (loss)	87,741	—	(5,401)	58,167	34,975
Floor plan interest expense	(9,951)	—	(2,322)	(4,300)	(3,329)
Other interest expense	(11,583)	—	(7,695)	(804)	(3,084)
Equity in earnings of affiliates	8,814	—	7,784	—	1,030
Equity in earnings of subsidiaries	—	(82,373)	82,373	—	—
Debt redemption costs	(17,753)	—	(17,753)	—	—

Income (loss) from continuing operations before income taxes	57,268	(82,373)	56,986	53,063	29,592
Income taxes	(15,421)	22,292	(15,421)	(14,733)	(7,559)

Income (loss) from continuing operations	41,847	(60,081)	41,565	38,330	22,033
Income (loss) from discontinued operations, net of tax	(534)	534	(534)	219	(753)

Net income (loss)	41,313	(59,547)	41,031	38,549	21,280
Other comprehensive income (loss), net of tax	17,948	(16,882)	17,948	175	16,707

Comprehensive income	59,261	(76,429)	58,979	38,724	37,987
Less: Comprehensive income attributable to non-controlling interests	489	(207)	207	—	489

Comprehensive income attributable to Penske Automotive Group common stockholders	$58,772	$(76,222)	$58,772	$38,724	$37,498

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$10,927,917	$—	$—	$6,616,079	$4,311,838
Cost of sales	9,244,779	—	—	5,545,896	3,698,883

Gross profit	1,683,138	—	—	1,070,183	612,955
Selling, general and administrative expenses	1,308,958	—	15,328	820,249	473,381
Depreciation	45,300	—	1,206	26,743	17,351

Operating income (loss)	328,880	—	(16,534)	223,191	122,223
Floor plan interest expense	(32,008)	—	(7,174)	(15,044)	(9,790)
Other interest expense	(36,163)	—	(20,555)	(4,214)	(11,394)
Equity in earnings of affiliates	22,489	—	18,865	—	3,624
Equity in earnings of subsidiaries	—	(307,531)	307,531	—	—

Income (loss) from continuing operations before income taxes	283,198	(307,531)	282,133	203,933	104,663
Income taxes	(95,263)	103,839	(95,263)	(77,745)	(26,094)

Income (loss) from continuing operations	187,935	(203,692)	186,870	126,188	78,569
Income (loss) from discontinued operations, net of tax	(1,889)	1,889	(1,889)	(184)	(1,705)

Net income (loss)	186,046	(201,803)	184,981	126,004	76,864
Other comprehensive income (loss), net of tax	4,313	(4,516)	4,313	2,997	1,519

Comprehensive income	190,359	(206,319)	189,294	129,001	78,383
Less: Comprehensive income attributable to non-controlling interests	1,599	(534)	534	—	1,599

Comprehensive income attributable to Penske Automotive Group common stockholders	$188,760	$(205,785)	$188,760	$129,001	$76,784

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Revenues	$9,814,784	$—	$—	$5,821,934	$3,992,850
Cost of sales	8,313,365	—	—	4,897,098	3,416,267

Gross profit	1,501,419	—	—	924,836	576,583
Selling, general and administrative expenses	1,188,658	—	14,408	728,842	445,408
Depreciation	40,014	—	936	22,018	17,060

Operating income (loss)	272,747	—	(15,344)	173,976	114,115
Floor plan interest expense	(29,319)	—	(6,774)	(12,247)	(10,298)
Other interest expense	(35,155)	—	(21,986)	(2,668)	(10,501)
Equity in earnings of affiliates	21,392	—	18,538	—	2,854
Equity in earnings of subsidiaries	—	(254,241)	254,241	—	—
Debt redemption costs	(17,753)	—	(17,753)	—	—

Income (loss) from continuing operations before income taxes	211,912	(254,241)	210,922	159,061	96,170
Income taxes	(69,347)	83,603	(69,347)	(59,519)	(24,084)

Income (loss) from continuing operations	142,565	(170,638)	141,575	99,542	72,086
Income (loss) from discontinued operations, net of tax	(4,634)	4,634	(4,634)	(1,830)	(2,804)

Net income (loss)	137,931	(166,004)	136,941	97,712	69,282
Other comprehensive income (loss), net of tax	17,758	(15,150)	17,758	(74)	15,224

Comprehensive income	155,689	(181,154)	154,699	97,638	84,506
Less: Comprehensive income attributable to non-controlling interests	1,197	(207)	207	—	1,197

Comprehensive income attributable to Penske Automotive Group common stockholders	$154,492	$(180,947)	$154,492	$97,638	$83,309

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2013

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$297,997	$59,444	$56,502	$182,051

Investing activities:
Purchase of equipment and improvements	(122,952)	(983)	(84,506)	(37,463)
Purchase of Penske Car Rental vehicles	(82,313)	—	(82,313)	—
Acquisitions, net	(221,160)	—	(22,005)	(199,155)
Other	(7,493)	—	(7,522)	29

Net cash from continuing investing activities	(433,918)	(983)	(196,346)	(236,589)

Financing activities:
Net borrowings (repayments) of long-term debt	123,825	(18,000)	71,147	70,678
Net borrowings (repayments) of floor plan notes payable — non-trade	76,525	16,015	29,300	31,210
Repurchases of common stock	(15,813)	(15,813)	—	—
Dividends	(40,663)	(40,663)	—	—
Distributions from (to) parent	—	—	1,154	(1,154)
Other	235	—	—	235

Net cash from continuing financing activities	144,109	(58,461)	101,601	100,969

Net cash from discontinued operations	19,466	—	9,279	10,187

Net change in cash and cash equivalents	27,654	—	(28,964)	56,618
Cash and cash equivalents, beginning of period	43,447	—	36,478	6,969

Cash and cash equivalents, end of period	$71,101	$—	$7,514	$63,587

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2012

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In thousands)

Net cash from continuing operating activities	$262,748	$95,748	$40,064	$126,936

Investing activities:
Purchase of equipment and improvements	(96,380)	(766)	(67,233)	(28,381)
Proceeds from sale-leaseback transactions	1,584	—	—	1,584
Acquisitions, net	(137,805)	—	(3,416)	(134,389)
Other	3,496	(3,812)	—	7,308

Net cash from continuing investing activities	(229,105)	(4,578)	(70,649)	(153,878)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(62,687)	(62,687)	—	—
Issuance of 5.75% senior subordinated notes	550,000	550,000	—	—
Repurchase of 7.75% senior subordinated notes	(390,755)	(390,755)	—	—
Net borrowings (repayments) of long-term debt	(133,913)	(149,000)	(1,598)	16,685
Net borrowings (repayments) of floor plan notes payable — non-trade	32,410	9,363	11,471	11,576
Repurchases of common stock	(9,829)	(9,829)	—	—
Dividends	(29,760)	(29,760)	—	—
Payment of deferred financing fees	(8,502)	(8,502)	—	—
Distributions from (to) parent	—	—	4,747	(4,747)

Net cash from continuing financing activities	(53,036)	(91,170)	14,620	23,514

Net cash from discontinued operations	18,282	—	6,725	11,557

Net change in cash and cash equivalents	(1,111)	—	(9,240)	8,129
Cash and cash equivalents, beginning of period	26,997	—	26,767	230

Cash and cash equivalents, end of period	$25,886	$—	$17,527	$8,359

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A “Risk Factors” and “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through September 30, 2013.

Overview

We are an international transportation services company, operating retail automotive dealerships, Hertz car rental franchises and commercial vehicle distribution. We are the second largest automotive retailer headquartered in the U.S. as measured by the $10.9 billion in total revenue we generated during the nine months ended September 30, 2013. As of September 30, 2013, we operated 321 retail automotive franchises, of which 171 franchises are located in the U.S. and 150 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. During the nine months ended September 30, 2013, we retailed and wholesaled more than 334,000 vehicles. We are diversified geographically, with 64% of our total revenues during the nine months ended September 30, 2013, generated in the U.S. and Puerto Rico and 36% generated outside the U.S. We offer 38 brands with 96% of our total retail revenue during the nine months ended September 30, 2013, generated from brands of non-U.S. based manufacturers, and 69% generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of finance and insurance products, extended service and maintenance contracts and replacement and aftermarket products.

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

In August 2013, we completed the acquisition of Western Star Trucks Australia, the exclusive importer and distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business also includes two retail truck dealerships. We refer to this business as “Penske Commercial Vehicles.” Since our acquisition of Penske Commercial Vehicles on August 30, 2013, it has generated $49.4 million of revenue through the distribution and retail sale of vehicles and parts to a network of 84 dealerships. The purchase price of approximately $200.0 million included vehicle inventory, parts and other assets, and is subject to a working capital adjustment that is expected to be finalized in the fourth quarter of 2013.

During the nine months ended September 30, 2013, we acquired one U.K. franchise, Guy Salmon Land Rover Northampton. We also were awarded two franchises, Maserati of Warwick and Lamborghini Leicester. We disposed of twenty-six franchises representing nine different brands, principally consisting of ten Toyota/Lexus and twelve Chrysler/Jeep/Dodge franchises in the U.K. During the three months ended September 30, 2013, we acquired an additional 35% interest in our joint venture operating dealerships in northern Italy, resulting in a 70% controlling interest in the Italian joint venture as of September 30, 2013.

We are the Hertz rental car franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently operate more than fifty on- and off-airport Hertz rental car locations.

Outlook

The level of new automotive unit sales in our markets impacts our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement. According to Automotive News, during the nine months ended September 30, 2013, total U.S. industry new vehicle unit sales increased from 10,900,661 to 11,773,338, representing an increase of 8.0%. We believe the U.S. automotive market will continue to improve based upon industry forecasts from companies such as JD Power, coupled with demand in the marketplace, an aging vehicle population, a strong credit environment for consumers, and the planned introduction of new models by many different vehicle brands.

During the nine months ended September 30, 2013, vehicle registrations in the U.K. improved from 1,620,609 to 1,794,924, representing an increase of 10.8%. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe, despite domestic and international economic concerns, the U.K. market will continue to grow as a result of U.K. motorists responding positively to new products and the latest technology. We also expect continued resiliency in premium brand sales in the U.K. See Part II, Item 1A “Risk Factors” and “Forward-Looking Statements.”

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

Aggregate gross profit increased $78.4 million, or 15.6%, and $181.8 million, or 12.1%, during the three and nine months ended September 30, 2013, compared to the same periods in prior year. The increase in gross profit is attributable to same-store increases in new and used vehicle, finance and insurance and service and parts gross profit. Our retail gross margin percentage decreased from 15.9% and 16.3% during the three and nine months ended September 30, 2012, to 15.7% and 15.9% during the three and nine months ended September 30, 2013, respectively, due primarily to a gross margin decrease in our new vehicle sales. Also contributing to the aggregate gross profit increase was our commercial vehicle and car rental gross margin, which collectively was 26.6% and 35.8%, during the three and nine months ended September 30, 2013, respectively.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate or the Australian or New Zealand Bank Bill Swap Rate (BBSW). Our floor plan interest expense has increased during the three and nine months ended September 30, 2013, as a result of an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during the three and nine months ended September 30, 2013, due to an increased level of borrowing in 2013 relating to the issuance of our $550.0 million 5.75% senior subordinated notes in August 2012. We used the proceeds of these notes to repurchase our $375.0 million 7.75% senior subordinated notes. The overall increase in other interest expense was offset in part by the 200 basis point reduction in the interest rate.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. Because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, our ability to integrate acquisitions, the success of our distribution of commercial vehicles and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Forward-Looking Statements.”

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

Revenue Recognition

Vehicle, Parts and Service Sales

We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the nine months ended September 30, 2013 and 2012, we earned $369.8 million and $344.6 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $360.7 million and $335.9 million, respectively, was recorded as a reduction of cost of sales.

Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed asset protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $24.4 million and $23.4 million as of September 30, 2013 and December 31, 2012, respectively.

Rental Car Revenue

Rental and rental related revenues are recognized over the period the vehicles and accessories are rented based on the terms of the rental contract. Taxes collected from customers and remitted to the governmental authorities are recorded on a net basis (excluded from revenue).

Penske Commercial Vehicle Revenue

Revenue from the distribution of goods is recognized generally at the time of delivery of goods to the retailer.

Impairment Testing

Franchise value impairment is assessed during the fourth quarter every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized up to that excess. The fair value of franchise value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, franchise profit margins, and our cost of capital. We also evaluate our franchise agreements in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise agreements have an indefinite life.

Goodwill impairment is assessed at the reporting unit level during the fourth quarter every year and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations and (ii) Other, consisting of our Hertz rental car business operating segment, our investments in non-automotive retail operations operating segment, and our Penske Commercial Vehicles operating segment. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. The goodwill included in our Other reportable segment relates to our Hertz rental car business operating segment and our Penske Commercial Vehicles operating segment. The Hertz rental car business operating segment has been identified as its own reporting unit. We have identified a distribution reporting unit and a retail reporting unit within our Penske Commercial Vehicles operating segment.

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $333.1 million and $303.2 million as of September 30, 2013 and December 31, 2012, respectively, including $251.6 million relating to PTL as of September 30, 2013. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $24.5 million and $20.1 million as of September 30, 2013 and December 31, 2012, respectively. Changes in the reserve estimate during 2013 relate primarily to our general liability and workers compensation programs.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

New Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
New retail unit sales	53,509	47,166	6,343	13.4%
Same-store new retail unit sales	52,327	46,684	5,643	12.1%
New retail sales revenue	$1,995.8	$1,736.1	259.7	15.0%
Same-store new retail sales revenue	$1,953.4	$1,716.2	237.2	13.8%
New retail sales revenue per unit	$37,299	$36,809	490	1.3%
Same-store new retail sales revenue per unit	$37,330	$36,763	567	1.5%
Gross profit — new	$149.3	$134.4	14.9	11.1%
Same-store gross profit — new	$146.8	$132.7	14.1	10.6%
Average gross profit per new vehicle retailed	$2,791	$2,849	(58)	(2.0)%
Same-store average gross profit per new vehicle retailed	$2,805	$2,842	(37)	(1.3)%
Gross margin % — new	7.5%	7.7%	(0.2)%	(2.6)%
Same-store gross margin % — new	7.5%	7.7%	(0.2)%	(2.6)%

Units

Retail unit sales of new vehicles increased 6,343 units, or 13.4%, from 2012 to 2013, including an 11.6% increase in the U.S. and an 18.2% increase internationally. The increase is due to a 5,643 unit, or 12.1%, increase in same-store retail unit sales during the period, coupled with a 700 unit increase from net dealership acquisitions. Same-store units increased 8.9% in the U.S. and 20.3% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven by a 14.7% increase in premium/luxury brands, a 9.3% increase in volume foreign brands and a 14.4% increase in domestic brands. Overall, we believe our premium, volume foreign, and domestic brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $259.7 million, or 15.0%, from 2012 to 2013. The increase is due to a $237.2 million, or 13.8%, increase in same-store revenues, coupled with a $22.5 million increase from net dealership acquisitions. Same-store retail revenue increased 9.6% in the U.S. and 23.2% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store revenue increase is due primarily to the 12.1% increase in retail unit sales, which increased revenue by $210.7 million, coupled with a $567, or 1.5%, increase in average selling prices per unit, which increased revenue by $26.5 million.

Gross Profit

Retail gross profit from new vehicle sales increased $14.9 million, or 11.1%, from 2012 to 2013. The increase is due to a $14.1 million, or 10.6%, increase in same-store gross profit, coupled with a $0.8 million increase from net dealership acquisitions. The same-store increase is due primarily to the 12.1% increase in retail unit sales, which increased gross profit by $15.8 million, somewhat offset by a $37, or 1.3%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $1.7 million. The decrease in the same-store average gross profit per new vehicle retailed is primarily attributable to our volume foreign brands, which decreased 8.4%. During the three months ended September 30, 2013 and 2012, we earned $137.8 million and $126.7 million, respectively, of rebates, incentives and reimbursements from manufacturers, which were recorded as a reduction of cost of sales. This $11.1 million increase in incentives also contributed to the increase in new vehicle gross profit.

Used Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Used retail unit sales	43,518	38,287	5,231	13.7%
Same-store used retail unit sales	42,231	37,783	4,448	11.8%
Used retail sales revenue	$1,098.5	$969.1	129.4	13.4%
Same-store used retail sales revenue	$1,071.8	$960.9	110.9	11.5%
Used retail sales revenue per unit	$25,242	$25,312	(70)	(0.3)%
Same-store used retail sales revenue per unit	$25,378	$25,431	(53)	(0.2)%
Gross profit — used	$81.4	$70.9	10.5	14.8%
Same-store gross profit — used	$79.3	$70.3	9.0	12.8%
Average gross profit per used vehicle retailed	$1,870	$1,851	19	1.0%
Same-store average gross profit per used vehicle retailed	$1,877	$1,860	17	0.9%
Gross margin % — used	7.4%	7.3%	0.1%	1.4%
Same-store gross margin % — used	7.4%	7.3%	0.1%	1.4%

Units

Retail unit sales of used vehicles increased 5,231 units, or 13.7%, from 2012 to 2013 including a 16.7% increase in the U.S. and a 7.7% increase internationally. The increase is due to a 4,448 unit, or 11.8%, increase in same-store retail unit sales, coupled with a 783 unit increase from net dealership acquisitions. Same-store units increased 13.3% in the U.S. and 8.8% internationally. The overall same-store increase was driven by a 9.8% increase in premium/luxury brands, a 14.9% increase in volume foreign brands, and an 11.9% increase in domestic brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, an increase in certified pre-owned activity from lease turn ins and our focus on retailing trade-ins and minimizing wholesaled vehicles.

Revenues

Used vehicle retail sales revenue increased $129.4 million, or 13.4%, from 2012 to 2013. The increase is due to a $110.9 million, or 11.5%, increase in same-store revenues, coupled with an $18.5 million increase from net dealership acquisitions. Same-store retail revenue increased 16.6% in the U.S. and increased 5.6% internationally. The overall same-store revenue increase is due to the 11.8% increase in same-store retail unit sales, which increased revenue by $112.9 million, somewhat offset by a $53, or 0.2%, decrease in comparative average selling prices per unit, which decreased revenue by $2.0 million.

Gross Profit

Retail gross profit from used vehicle sales increased $10.5 million, or 14.8%, from 2012 to 2013. The increase is due to a $9.0 million, or 12.8%, increase in same-store gross profit, coupled with a $1.5 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 11.8% increase in used retail unit sales, which increased gross profit by $8.4 million, coupled with a $17, or 0.9%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $0.6 million.

Finance and Insurance Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Finance and insurance revenue	$99.8	$83.7	$16.1	19.2%
Same-store finance and insurance revenue	$97.9	$83.4	$14.5	17.4%
Finance and insurance revenue per unit	$1,028	$979	$49	5.0%
Same-store finance and insurance revenue per unit	$1,036	$987	$49	5.0%

Finance and insurance revenue increased $16.1 million, or 19.2%, from 2012 to 2013. The increase is due to a $14.5 million, or 17.4%, increase in same-store revenues during the period, coupled with a $1.6 million increase from net dealership acquisitions. The same-store revenue increase is due to a 11.9% increase in same-store retail unit sales, which increased revenue by $10.4 million, coupled with a $49, or 5.0%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $4.1 million. Finance and insurance revenue per unit increased 9.6% to $997 per unit in the U.S. and decreased 3.1% to $1,098 per unit internationally. We believe the increases in the U.S. are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations. We believe the decreases in international are due to increased use of subvented rate customer financing by captive lenders in the U.K., which results in lower finance commissions.

Service and Parts Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Service and parts revenue	$381.5	$365.4	16.1	4.4%
Same-store service and parts revenue	$372.6	$360.3	12.3	3.4%
Gross profit	$229.5	$211.1	18.4	8.7%
Same-store gross profit	$224.0	$209.4	14.6	7.0%
Gross margin	60.1%	57.8%	2.3%	4.0%
Same-store gross margin	60.1%	58.1%	2.0%	3.4%

Revenues

Service and parts revenue increased $16.1 million, or 4.4%, from 2012 to 2013 including an 8.9% increase in the U.S. and a 5.8% decrease internationally. The increase is due to a $12.3 million, or 3.4%, increase in same-store revenues during the period, coupled with a $3.8 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $6.4 million, or 2.5%, increase in customer pay revenue, a $5.2 million, or 6.9%, increase in warranty revenue, a $0.5 million, or 10.3%, increase in vehicle preparation revenue, and a $0.2 million, or 0.9%, increase in body shop revenue. We believe that our parts and service business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years.

Gross Profit

Service and parts gross profit increased $18.4 million, or 8.7%, from 2012 to 2013 including an 11.2% increase in the U.S. and a 2.9% increase internationally. The increase is due to a $14.6 million, or 7.0%, increase in same-store gross profit during the period, coupled with a $3.8 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $12.3 million, or 3.4%, increase in same-store revenues, which increased gross profit by $7.4 million, coupled with a 3.4% increase in gross margin, which increased gross profit by $7.2 million. The same-store gross profit increase is due to a $6.1 million, or 18.3%, increase in vehicle preparation gross profit, a $4.0 million, or 10.6%, increase in warranty gross profit, a $3.5 million, or 2.8%, increase in customer pay gross profit, and a $1.0 million, or 7.0%, increase in body shop gross profit.

Commercial Vehicle and Car Rental Data

Commercial vehicle and car rental gross profit was $17.5 million during the three months ended September 30, 2013. Commercial vehicle and car rental gross profit was composed of $10.5 million from our Hertz car rental operating segment and $7.0 million from our Penske Commercial Vehicles operating segment, which we acquired on August 30, 2013. None of the businesses included in these two operating segments were owned by us during the three months ended September 30, 2012.

Selling, General and Administrative

			2013 vs. 2012
Dollars in millions	2013	2012	Change		% Change
Personnel expense	$248.2	$221.3	$26.9		12.1%
Advertising expense	$21.3	$21.4	$(0.1)		(0.5)%
Rent & related expense	$64.3	$61.5	$2.8		4.5%
Other expense	$120.4	$95.8	$24.6		25.7%
Total SG&A expenses	$454.2	$400.0	$54.2		13.5%
Same-store SG&A expenses	$432.6	$396.1	$36.5		9.2%

Personnel expense as % of gross profit	42.8%	44.1%	(130	)bps	(3.0)%
Advertising expense as % of gross profit	3.7%	4.3%	(60	)bps	(13.9)%
Rent & related expense as % of gross profit	11.1%	12.3%	(120	)bps	(9.6)%
Other expense as % of gross profit	20.8%	19.1%	170	bps	8.7%
Total SG&A expenses as % of gross profit	78.3%	79.8%	(150	)bps	(1.8)%
Same-store SG&A expenses as % of gross profit	78.6%	79.7%	(110	)bps	(1.4)%

Selling, general and administrative expenses (“SG&A”) increased $54.2 million, or 13.5%, from $400.0 million to $454.2 million. The aggregate increase is due to a $36.5 million, or 9.2%, increase in same-store SG&A, coupled with a $17.7 million increase from net dealership acquisitions. SG&A as a percentage of gross profit was 78.3%, an improvement of 150 basis points compared to 79.8% in the prior year. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of a 10.5% increase in same-store retail gross profit versus the prior year. The increase includes $1.9 million of acquisition-related costs associated with the acquisition of Penske Commercial Vehicles.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $0.8 million, or 8.9%, from $10.0 million to $10.8 million. This increase is due primarily to a $0.6 million, or 6.1%, increase in same-store floor plan interest expense and a $0.2 million increase from net dealership acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $0.8 million, or 6.8%, from $11.6 million to $12.4 million. The increase is primarily attributable to an increased level of borrowing in 2013 relating to the issuance of our $550.0 million 5.75% senior subordinated notes in August 2012. We used the proceeds of these notes to repurchase our $375.0 million 7.75% senior subordinated notes. The overall increase in other interest expense was offset in part by the 200 basis point reduction in the interest rate.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $2.4 million, or 27.5%, from $8.8 million to $11.2 million. The increase is primarily attributable to an increase in equity in earnings from our investments in non-automotive retail joint ventures.

Income Taxes

Income taxes increased $16.3 million, or 105.5%, from $15.4 million to $31.7 million. The increase is due primarily to a $40.7 million increase in our pre-tax income versus the prior year (in part due to $17.8 million of debt redemption costs in the prior year) and a higher mix of U.S. income, which is taxed at higher rates. Additionally, the prior year’s effective income tax rate was lower due to an approximate $2.0 million benefit from the reduction of deferred tax liabilities in the U.K.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

New Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
New retail unit sales	150,779	135,080	15,699	11.6%
Same-store new retail unit sales	145,947	133,002	12,945	9.7%
New retail sales revenue	$5,674.7	$4,997.9	676.8	13.5%
Same-store new retail sales revenue	$5,503.3	$4,922.9	580.4	11.8%
New retail sales revenue per unit	$37,636	$37,000	636	1.7%
Same-store new retail sales revenue per unit	$37,708	$37,013	695	1.9%
Gross profit — new	$429.1	$401.6	27.5	6.8%
Same-store gross profit — new	$417.6	$395.9	21.7	5.5%
Average gross profit per new vehicle retailed	$2,846	$2,973	(127)	(4.3)%
Same-store average gross profit per new vehicle retailed	$2,861	$2,976	(115)	(3.9)%
Gross margin % — new	7.6%	8.0%	(0.4)%	(5.0)%
Same-store gross margin % — new	7.6%	8.0%	(0.4)%	(5.0)%

Units

Retail unit sales of new vehicles increased 15,699 units, or 11.6%, from 2012 to 2013, including an 11.5% increase in the U.S. and an 11.8% increase internationally. The increase is due to a 12,945 unit, or 9.7%, increase in same-store retail unit sales during the period, coupled with a 2,754 unit increase from net dealership acquisitions. Same-store units increased 8.8% in the U.S. and 11.9% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven by a 12.3% increase in premium/luxury brands, a 7.6% increase in volume foreign brands and a 7.5% increase in domestic brands. Overall, we believe our premium, volume foreign, and domestic brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $676.8 million, or 13.5%, from 2012 to 2013. The increase is due to a $580.4 million, or 11.8%, increase in same-store revenues, coupled with a $96.4 million increase from net dealership acquisitions. Same-store retail revenue increased 11.5% in the U.S. and 12.4% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store revenue increase is due primarily to the 9.7% increase in retail unit sales, which increased revenue by $488.0 million, coupled with a $695, or 1.9%, increase in average selling prices per unit, which increased revenue by $92.4 million.

Gross Profit

Retail gross profit from new vehicle sales increased $27.5 million, or 6.8%, from 2012 to 2013. The increase is due to a $21.7 million, or 5.5%, increase in same-store gross profit, coupled with a $5.8 million increase from net dealership acquisitions. The same-store increase is due primarily to the 9.7% increase in retail unit sales, which increased gross profit by $37.0 million, somewhat offset by a $115, or 3.9%, decrease in the average gross profit per new vehicle retailed, which decreased gross profit by $15.3 million.

Used Vehicle Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Used retail unit sales	125,947	110,806	15,141	13.7%
Same-store used retail unit sales	121,139	109,271	11,868	10.9%
Used retail sales revenue	$3,182.8	$2,841.4	341.4	12.0%
Same-store used retail sales revenue	$3,084.2	$2,815.4	268.8	9.5%
Used retail sales revenue per unit	$25,271	$25,643	(372)	(1.5)%
Same-store used retail sales revenue per unit	$25,460	$25,765	(305)	(1.2)%
Gross profit — used	$241.5	$219.3	22.2	10.1%
Same-store gross profit — used	$233.9	$217.5	16.4	7.5%
Average gross profit per used vehicle retailed	$1,918	$1,980	(62)	(3.1)%
Same-store average gross profit per used vehicle retailed	$1,931	$1,990	(59)	(3.0)%
Gross margin % — used	7.6%	7.7%	(0.1)%	(1.3)%
Same-store gross margin % — used	7.6%	7.7%	(0.1)%	(1.3)%

Units

Retail unit sales of used vehicles increased 15,141 units, or 13.7%, from 2012 to 2013 including a 16.2% increase in the U.S. and an 8.8% increase internationally. The increase is due to an 11,868 unit, or 10.9%, increase in same-store retail unit sales, coupled with a 3,273 unit increase from net dealership acquisitions. Same-store units increased 12.6% in the U.S. and 7.4% internationally. The overall same-store increase was driven by an 8.9% increase in premium/luxury brands, a 14.4% increase in volume foreign brands, and an 8.6% increase in domestic brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, an increase in certified pre-owned activity from lease turn ins and our focus on retailing trade-ins and minimizing wholesaled vehicles.

Revenues

Used vehicle retail sales revenue increased $341.4 million, or 12.0%, from 2012 to 2013. The increase is due to a $268.8 million, or 9.5%, increase in same-store revenues, coupled with a $72.6 million increase from net dealership acquisitions. Same-store retail revenue increased 14.5% in the U.S. and 3.8% internationally. The overall same-store revenue increase is due to the 10.9% increase in same-store retail unit sales, which increased revenue by $302.1 million, somewhat offset by a $305, or 1.2%, decrease in comparative average selling prices per unit, which decreased revenue by $33.3 million.

Gross Profit

Retail gross profit from used vehicle sales increased $22.2 million, or 10.1%, from 2012 to 2013. The increase is due to a $16.4 million, or 7.5%, increase in same-store gross profit, coupled with a $5.8 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 10.9% increase in used retail unit sales, which increased gross profit by $22.9 million, somewhat offset by a $59, or 3.0%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $6.5 million. During the nine months ended September 30, 2013 and 2012, we earned $360.7 million and $335.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, which were recorded as a reduction of cost of sales. This $24.8 million increase in incentives also contributed to the increase in new vehicle gross profit.

Finance and Insurance Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Finance and insurance revenue	$282.4	$242.9	$39.5	16.3%
Same store finance and insurance revenue	$275.6	$240.8	$34.8	14.5%
Finance and insurance revenue per unit	$1,020	$988	$32	3.2%
Same store finance and insurance revenue per unit	$1,032	$994	$38	3.8%

Finance and insurance revenue increased $39.5 million, or 16.3%, from 2012 to 2013. The increase is due to a $34.8 million, or 14.5%, increase in same-store revenue during the period, coupled with a $4.7 million increase from net dealership acquisitions. The same-store revenue increase is due to a 10.2% increase in same-store retail unit sales, which increased revenue by $25.6 million, coupled with a $38, or 3.8%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $9.2 million. Finance and insurance revenue per unit increased 8.5% to $989 per unit in the U.S. and decreased 5.6% to $1,090 per unit internationally. We believe the increases in the U.S. are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations. We believe the decreases in international are due to increased use of subvented rate customer financing by captive lenders in the U.K., which results in lower finance commissions.

Service and Parts Data

			2013 vs. 2012
Dollars in millions, except per unit amounts	2013	2012	Change	% Change
Service and parts revenue	$1,158.4	$1,088.7	69.7	6.4%
Same-store service and parts revenue	$1,120.4	$1,075.4	45.0	4.2%
Gross profit	$689.2	$631.5	57.7	9.1%
Same-store gross profit	$666.8	$625.3	41.5	6.6%
Gross margin	59.5%	58.0%	1.5%	2.6%
Same-store gross margin	59.5%	58.1%	1.4%	2.4%

Revenues

Service and parts revenue increased $69.7 million, or 6.4%, from 2012 to 2013 including a 10.0% increase in the U.S. and a 1.9% decrease internationally. The increase is due to a $45.0 million, or 4.2%, increase in same-store revenues during the period, coupled with a $24.7 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $20.7 million, or 2.7%, increase in customer pay revenue, a $20.3 million, or 9.2%, increase in warranty revenue, a $3.0 million, or 4.3%, increase in body shop revenue, and a $1.0 million, or 7.2%, increase in vehicle preparation revenue. We believe that our parts and service business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years.

Gross Profit

Service and parts gross profit increased $57.7 million, or 9.1%, from 2012 to 2013 including an 11.8% increase in the U.S. and a 3.0% increase internationally. The increase is due to a $41.5 million, or 6.6%, increase in same-store gross profit during the period, coupled with a $16.2 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $45.0 million, or 4.2%, increase in same-store revenues, which increased gross profit by $26.8 million, coupled with a 2.4% increase in gross margin, which increased gross profit by $14.7 million. The same-store gross profit increase is due to a $14.6 million, or 15.0%, increase in vehicle preparation gross profit, a $14.3 million, or 12.8%, increase in warranty gross profit, a $9.6 million, or 2.6%, increase in customer pay gross profit, and a $3.0 million, or 7.1%, increase in body shop gross profit.

Commercial Vehicle and Car Rental Data

Commercial vehicle and car rental gross profit was $31.4 million during the nine months ended September 30, 2013. Commercial vehicle and car rental gross profit was composed of $24.3 million from our Hertz car rental operating segment and $7.1 million from our Penske Commercial Vehicles operating segment, which we acquired on August 30, 2013. None of the businesses included in these two operating segments were owned by us during the nine months ended September 30, 2012.

Selling, General and Administrative

			2013 vs. 2012
Dollars in millions	2013	2012	Change		% Change
Personnel expense	$726.7	$658.3	$68.4		10.4%
Advertising expense	$61.7	$63.1	$(1.4)		(2.3)%
Rent & related expense	$191.1	$184.1	$7.0		3.8%
Other expense	$329.5	$283.0	$46.5		16.4%
Total SG&A expenses	$1,309.0	$1,188.7	$120.3		10.1%
Same-store SG&A expenses	$1,245.0	$1,171.7	$73.3		6.3%

Personnel expense as % of gross profit	43.2%	43.8%	(60	)bps	(1.5)%
Advertising expense as % of gross profit	3.7%	4.2%	(50	)bps	(12.8)%
Rent & related expense as % of gross profit	11.4%	12.3%	(90	)bps	(7.4)%
Other expense as % of gross profit	19.6%	18.9%	70	bps	3.8%
Total SG&A expenses as % of gross profit	77.8%	79.2%	(140	)bps	(1.8)%
Same-store SG&A expenses as % of gross profit	77.6%	78.9%	(130	)bps	(1.7)%

Selling, general and administrative expenses (“SG&A”) increased $120.3 million, or 10.1%, from $1,188.7 million to $1,309.0 million. The aggregate increase is due to a $73.3 million, or 6.3%, increase in same-store SG&A, coupled with a $47.0 million increase from net dealership acquisitions. SG&A as a percentage of gross profit was 77.8%, an improvement of 140 basis points compared to 79.2% in the prior year. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of a 7.7% increase in same-store retail gross profit versus the prior year. The increase includes $1.9 million of acquisition-related costs associated with the acquisition of Penske Commercial Vehicles.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $2.7 million, or 9.2%, from $29.3 million to $32.0 million. This increase is due primarily to a $2.1 million, or 7.2%, increase in same-store floor plan interest expense and a $0.6 million increase from net dealership acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $1.0 million, or 2.9%, from $35.2 million to $36.2 million. The increase is primarily attributable to an increased level of borrowing in 2013 relating to the issuance of our $550.0 million 5.75% senior subordinated notes in August 2012. We used the proceeds of these notes to repurchase our $375.0 million 7.75% senior subordinated notes. The overall increase in other interest expense was offset in part by the 200 basis point reduction in the interest rate.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $1.1 million or 5.1%, from $21.4 million to $22.5 million. The increase is primarily attributable to an increase in equity in earnings from our investments in foreign automotive retail joint ventures.

Income Taxes

Income taxes increased $26.0 million, or 37.4%, from $69.3 million to $95.3 million. The increase is due primarily to a $71.3 million increase in our pre-tax income versus the prior year. The prior year included $17.8 million of debt redemption costs.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, debt service and repayments, dividends and potentially repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends and distributions from joint venture investments or the issuance of equity securities.

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. In the event we pursue significant other acquisitions, other expansion opportunities, significant repurchases of our outstanding securities; or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.

As of September 30, 2013, we had $331.0 million and £33.0 million ($53.4 million) available for borrowing under our U.S. credit agreement and our U.K. credit agreement, respectively.

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

During the nine months ended September 30, 2013, we repurchased 410,000 shares of our outstanding common stock on the open market for a total of $12.7 million, or an average of $30.93 per share, under a program approved by our Board of Directors. We have $85.6 million in authorization under the existing securities repurchase program. During the nine months ended September 30, 2013, we acquired 97,629 shares of our common stock for $3.1 million, or an average of $32.11, from employees in connection with a net share settlement feature of employee equity awards.

Dividends

We paid the following cash dividends on our common stock in 2012 and 2013:

Per Share Dividends

2012

First Quarter	$0.10
Second Quarter	0.11
Third Quarter	0.12
Fourth Quarter	0.13

2013

First Quarter	$0.14
Second Quarter	0.15
Third Quarter	0.16

We also have announced a cash dividend of $0.17 per share payable on December 2, 2013 to shareholders of record on November 11, 2013. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

Vehicle Financing

We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale and a portion of our used vehicle inventories for retail sale under revolving floor plan arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. Outside of the U.S., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity.

The floor plan agreements typically grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S., Australia and New Zealand are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate or the Australian or New Zealand Bank Bill Swap Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

U.S. Credit Agreement

We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the “U.S. Credit Agreement”), which provides for up to $375.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $98.0 million, and for an additional $10.0 million of availability for letters of credit, through September 2016. The revolving loans bear interest at a defined LIBOR plus 2.25%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.25%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. Credit Agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2013, we were in compliance with all covenants under the U.S. Credit Agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See Part II, Item 1A “Risk Factors” and “Forward Looking Statements” below.

The U.S. Credit Agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. Credit Agreement. As of September 30, 2013, $44.0 million of revolver borrowings, $98.0 million of term loans and no letters of credit were outstanding under the U.S. Credit Agreement. We repaid $12.0 million under the term loan during the nine months ended September 30, 2013.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of September 30, 2013, £77.0 million ($124.6 million) was outstanding under the U.K. credit agreement.

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2013, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, acquisitions, capital expenditures and investments in the U.K. See Part II, Item 1A “Risk Factors” and “Forward Looking Statements” below.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. In July 2013, we amended the U.K. credit agreement and U.K. term loan to provide the U.K. subsidiaries with covenant flexibility to fund the purchase of Penske Commercial Vehicles (discussed above) and operate the subsidiaries acquired.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of September 30, 2013, the amount outstanding under the U.K. term loan was £19.5 million ($31.6 million).

5.75% Senior Subordinated Notes

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75%

Notes”).

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of September 30, 2013, we were in compliance with all negative covenants, and there were no events of default.

On or after October 1, 2017, we may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.75% Notes using the proceeds of specified equity offerings at any time prior to October 1, 2015, at a price specified in the indenture.

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

Rental Car Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $150.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2014. As of September 30, 2013 outstanding loans under the rental car revolver amounted to $97.1 million.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2013, we owed $101.4 million of principal under our mortgage facilities.

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

During the nine months ended September 30, 2013, outstanding revolving commitments varied between $10.0 million and $164.5 million under the U.S. credit agreement and between £0 and £77.0 million ($124.6 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three and nine months ended September 30, 2013, the swaps increased the weighted average interest rate on our floor plan borrowing by 35 and 36 basis points, respectively.

PTL Dividends

We hold a 9.0% ownership interest in Penske Truck Leasing. During the nine months ended September 30, 2013 and 2012, respectively, we received $6.2 million and $15.4 million of pro rata cash distributions relating to this investment. The decrease in dividends is due primarily to PTL’s change in policy to deliver quarterly in lieu of annual dividends, which resulted in additional dividends in 2012. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease a majority of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined.  For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2013, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

In August 2013, we completed the acquisition of Penske Commercial Vehicles, the exclusive importer and distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The purchase price of approximately $200.0 million included vehicle inventory, parts and other assets, and is subject to a working capital adjustment that is expected to be finalized in the fourth quarter of 2013.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

Cash Flows

Cash and cash equivalents increased by $27.7 million and decreased by $1.1 million during the nine months ended September 30, 2013 and 2012, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $298.0 million and $262.7 million during the nine months ended September 30, 2013 and 2012, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale and a portion of our used vehicle inventories for retail sale under revolving floor plan arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. We retain the right to select which, if any, financing source to utilize in connection with the procurement of vehicle inventories. Many vehicle manufacturers provide vehicle financing for the dealers representing their brands, however, it is not a requirement that we utilize this financing. Historically, our floor plan finance source has been based on aggregate pricing considerations.

In accordance with generally accepted accounting principles relating to the statement of cash flows, we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows, and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle, all floor plan notes payable relating to pre-owned vehicles and all floor plan notes payable related to our commercial vehicles as a financing activity in our statement of cash flows. Currently, the majority of our non-trade vehicle financing is with other manufacturer captive lenders. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing.

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

	Nine Months Ended September 30,
Dollars in millions	2013	2012
Net cash from continuing operating activities as reported	$298.0	$262.7
Net borrowings (repayments) of floor plan notes payable — non-trade as reported	76.5	32.4
Net cash from continuing operating activities including all floor plan notes payable	$374.5	$295.1

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $433.9 million and $229.1 million during the nine months ended September 30, 2013 and 2012, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $205.3 million, including $82.3 million of capital expenditures relating to vehicle purchases for our Hertz rental car business, and $96.4 million during the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities and vehicle purchases for our Hertz rental car business. We currently expect to finance our retail automotive segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities and our rental car revolver for Hertz capital expenditures. Cash used in acquisitions and other investments, net of cash acquired, was $221.2 million and $137.8 million during the nine months ended September 30, 2013 and 2012, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $1.0 and $49.5 million, respectively. Additionally, cash used in other investing activities was $7.5 million during the nine months ended September 30, 2013 and cash provided by other investing activities was $3.5 million during the nine months ended September 30, 2012.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $144.1 million during the nine months ended September 30, 2013 and cash used in continuing financing activities was $53.0 million during the nine months ended September 30, 2012. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, and dividends. We had net borrowings of long-term debt of $123.8 million during the nine months ended September 30, 2013 and net repayments of long-term debt of $133.9 million during the nine months ended September 30, 2012. We had net borrowings of floor plan notes payable non-trade of $76.5 million and $32.4 million during the nine months ended September 30, 2013 and 2012, respectively. We repurchased common stock for a total of $15.8 million and $9.8 million during the nine months ended September 30, 2013 and 2012, respectively. We also paid cash dividends to our stockholders of $40.7 million and $29.8 million during the nine months ended September 30, 2013 and 2012, respectively.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2013, our automotive retail joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Porsche, smart	83.57	%(A)(B)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(C)
Frankfurt, Germany	Lexus, Toyota	50.00	%(C)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	%(C)
Monza, Italy	BMW, Mini	70.00	%(B)(D)

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

(D)       During the third quarter of 2013 we purchased a 35% interest in this joint venture. As a result of this third quarter purchase, we are now consolidating the Italian joint venture.

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

•                  the success of our commercial vehicle distribution operations depends upon continued availability of the vehicles we distribute, demand for those vehicles and general economic conditions in those markets;

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

•                  with respect to our Hertz rental car operations, we are subject to residual risk on the rental vehicles and the risk that a substantial number of the rental vehicles may be unavailable due to recall or other reasons;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of September 30, 2013, a 100 basis point change in interest rates would result in an approximate $2.7 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

In 2011, we entered into forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at a rate of 2.135% and $100.0 million of our floating rate floor plan debt is fixed at a rate of 1.55%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2013, including consideration of the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $17.1 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of September 30, 2013, we had operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $391.9 million change to our revenues for the nine months ended September 30, 2013.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The following updates the risk factors included in our 2012 Form 10-K:

The success of our commercial vehicle distribution is directly impacted by availability and demand for the vehicles we distribute. Since August 30, 2013, we are the exclusive distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The profitability of this business depends upon the number of vehicles we distribute, which in turn is impacted by demand for these vehicles. We believe demand for these vehicles is subject to general economic conditions, regulatory changes, competitiveness of the vehicles and other factors over which we have limited control. In the event sales of these vehicles are less than we expect, our related results of operations and cash flows for this aspect of our business may be materially adversely affected. In the event of supply disruptions or if sufficient quantities of these vehicles are not made available to us, or if we accept vehicles and are unable to economically distribute those vehicles to our network, our cash flows or results of operations for this aspect of our business may be materially adversely affected.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration. During the third quarter of 2013, we did not repurchase any common stock under this program. As of September 30, 2013, our remaining authorization under the program was $85.6 million.

During the third quarter of 2013, we acquired 68 shares of our common stock for $2,528 from employees to satisfy tax obligations in connection with the grant of employee equity awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 1 to July 31, 2013	68	$37.18	—
August 1 to August 31, 2013	—	$—	—
September 1 to September 30, 2013	—	$—	—
	68	$37.18	—

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Agreement*

10.2

Amendment dated September 25, 2013 to Amended and Restated Limited Liability Company Agreement of ATC Holdco, LLC dated June 10, 2013 by and among TRP III (ATC) I, LP, TRP III (ATC) II, LP, PAG Investments, LLC, and other investors.

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

*Compensatory plans or contracts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: October 30, 2013		Chief Executive Officer

	By:	/s/ David K. Jones
David K. Jones
Date: October 30, 2013		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Form of Restricted Stock Unit Agreement*

10.2

Amendment dated September 25, 2013 to Amended and Restated Limited Liability Company Agreement of ATC Holdco, LLC dated June 10, 2013 by and among TRP III (ATC) I, LP, TRP III (ATC) II, LP, PAG Investments, LLC, and other investors.

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

*Compensatory plans or contracts