Form 10-K
period 2013-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2014-03-03
CIK 1019849

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS PENSKE AUTOMOTIVE GROUP, INC As of December 31, 2013 and 2012 and For the Years Ended December 31, 2013, 2012 and 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

(248) 648-2500
Registrant's telephone number, including area code

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2013 was $1,287,739,501. As of February 14, 2014, there were 90,243,731 shares of voting common stock outstanding.

Documents Incorporated by Reference

        Certain portions, as expressly described in this report, of the registrant's proxy statement for the 2014 Annual Meeting of the Stockholders to be held May 2, 2014 are incorporated by reference into Part III, Items 10-14.

PART I

Item 1.    Business

        We are an international transportation services company operating automotive dealerships, commercial vehicle distribution, and car rental franchises principally in the United States, Western Europe, Australia and New Zealand, and employing approximately 18,000 people worldwide.

        Automotive Dealership.    We are the second largest automotive retailer headquartered in the U.S. as measured by the $14.7 billion in total revenue we generated in 2013. As of December 31, 2013, we operated 324 automotive retail franchises, of which 176 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2013, we retailed and wholesaled more than 442,000 vehicles. We are diversified geographically, with 65% of our total automotive dealership revenues in 2013 generated in the U.S. and Puerto Rico and 35% generated outside the U.S. We offer over 35 vehicle brands, with 69% of our total automotive dealership revenue in 2013 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. Automotive dealerships represented 98.6% of our total revenues and 97.5% of our total gross profit in 2013.

        We believe our diversified income streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales include warranty work, customer paid work, collision repair services, and wholesale parts sales and are typically less cyclical than retail vehicle sales, and generate the largest part of our automotive retail gross profit. The following graphic shows the percentage of our total automotive dealership revenues by product area and their respective contribution to our overall gross profit:

Revenue Mix	Gross Profit Mix

        Commercial Vehicle.    On August 30, 2013, we completed the acquisition of Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business also includes three retail commercial vehicle dealerships. From our acquisition on August 30, 2013 through December 31, 2013, this business generated $152.5 million of revenue through the distribution and retail sale of vehicles and parts to a network of more than 70 dealership locations. This business represented 1.0% of our total revenues and 1.1% of our total gross profit in 2013.

        Car Rental.    We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations. Our car rental operations represented 0.4% of our total revenues and 1.4% of our total gross profit in 2013 and complement our existing U.S. automotive dealership operations.

        Penske Truck Leasing.    We hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"), a leading provider of transportation services and supply chain management. PTL operates and maintains approximately 205,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% of PTL is owned by direct and indirect subsidiaries of General Electric Capital Corporation ("GECC"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in Earnings of Affiliates" which also includes the results of our other investments.

2013 Key Developments

        Automotive Dealership Acquisitions and Dispositions.    In 2013, we acquired or were granted open points (new franchises awarded from the automotive manufacturer) representing ten automotive franchises. We expect that these franchises will represent approximately $325.0 million in annualized revenue. These acquisitions include Jaguar/Land Rover Annapolis in Maryland which complements our franchises in Northern Virginia and Frank Smith Toyota/Scion and Frank Smith Hyundai in the McAllen, Texas metropolitan market which complements our franchises in Austin and Houston, Texas. We also disposed of 30 franchises representing approximately $340.0 million in annual revenue and principally consisting of ten Toyota/Lexus and fifteen Chrysler/Jeep/Dodge franchises in the U.K.

        Commercial Vehicle.    On August 30, 2013, we completed the acquisition of our commercial vehicle distribution and retail business with principal operations in Australia and New Zealand as discussed on the preceding page. We believe this business presents us with higher-margin revenues and offers a platform to potentially expand our operations in that market.

        Car Rental Franchise Acquisitions.    We expanded our Hertz car rental operations in 2013, acquiring Hertz's assets in certain Indiana markets. We believe there are further opportunities to expand our car rental operations, particularly in markets which would complement our existing U.S. automotive dealership operations.

        Shareholder Dividends and Stock Repurchases.    We increased our quarterly stock dividend each quarter in 2013. Our latest declared dividend is $0.18 per share payable March 3, 2014, which represents a dividend yield of 1.7% using our January 31st closing stock price. We also repurchased approximately 410,000 shares of our common stock in 2013 for $12.7 million, which, together with the quarterly dividends, represents a return to shareholders of approximately $68.7 million.

        Named "Best Dealerships To Work For".    We were pleased that six of our dealerships in the U.S. were named by Automotive News as "Among the 100 Best Dealerships to Work For." In addition, our U.K. dealerships, collectively known as the Sytner Group, were ranked as one of the "Best Big Companies to Work for in the U.K." by the London Sunday Times. We believe these awards reflect our ongoing commitment to our valuable dealership employees, which enhances customer satisfaction and may result in improved sales over time.

  Outlook

        The level of new automotive unit sales in our markets affects our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement in 2014. During 2013, U. S. car and light truck sales increased 7.5% from 2012 to 15.6 million units. We believe the U.S. automotive market will continue to improve based upon industry forecasts from companies such as IHS Automotive, Edmunds and Kelley Blue Book, coupled with demand in the marketplace, an aging vehicle population, a strong credit environment for consumers, and the planned introduction of new models by many different vehicle brands.

        During 2013, U.K. vehicle registrations increased 10.8% from 2012 to 2.3 million registrations. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe the U.K. market will continue to be resilient as a result of U.K. motorists responding positively to new products and the latest technologically advanced vehicles, particularly in the area of premium brand sales and attractive financing offers.

        Our commercial vehicle distribution and retail business operates in the Australian and New Zealand heavy and medium duty truck markets, the bus market and the refuse collection vehicle market. In 2013, the Australia heavy duty truck market reported sales of 11,119 units, representing a decrease of 2.3% from 2012. The brands we represent in Australia maintained an 11.7% share of that market in 2013. We expect the Australian/New Zealand commercial vehicle market to be relatively stable over the next twelve months and look for positive results to impact our business as we integrate those operations.

        We expect our car rental operations and PTL to benefit from the improving economic conditions in the United States. See "Item 1A. Risk Factors" and, for a more detailed discussion of our financial and operating results, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Long-Term Business Strategy

        Our long-term business strategy focuses on several key areas in an effort to foster long-term relationships with our customers. The key areas of our long-term strategy follow:

  •
  Attract, develop, and empower associates to grow our business;

  •
  Offer outstanding brands in premium facilities and superior customer service;

  •
  Maintain diversification;

  •
  Expand revenues at existing locations and increase higher-margin businesses;

  •
  Grow through strategic acquisitions;

  •
  Enhance customer satisfaction;

  •
  Leverage scale and implement "best practices" and

  •
  Leverage Internet marketing

  Attract, Develop, and Empower Associates to Grow our Business

        We view our local managers and associates as one of our most important assets. We operate in a decentralized manner that fosters an entrepreneurial spirit where each dealership or business unit has independent operational and financial management responsible for day-to-day operations. We believe experienced local managers are better qualified to make day-to-day decisions concerning the successful operation of a business unit and can be more responsive to our customers' needs. We seek local management that not only has relevant industry experience, but is also familiar with the local market. We also have regional management that oversees operations and supports the local unit operationally and administratively. We invest for future growth and offer outstanding brands and facilities which we believe attracts outstanding talent. We believe attracting the best talent and allowing our associates to make business decisions at the local level helps to foster long-term growth through increased repeat and referral business.

  Offer Outstanding Brands in Premium Facilities and Superior Customer Service

        We offer outstanding brands in premium facilities and believe offering our customers a superior customer service experience will generate repeat and referral business and will help to foster a loyal and dedicated customer base. Customer satisfaction is measured at each of our automotive dealerships and our car rental operations on a monthly, quarterly, and/or yearly basis by the manufacturers we represent, and we compensate our employees, in part, based on their performance in such rankings.

        Our revenue mix consists of 69% related to premium brands, 27% related to volume foreign brands, and 4% related to brands of U.S. based manufacturers. We believe our largely premium and foreign brand mix will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. The following chart reflects our percentage of total automotive dealership revenue by brand:

        We sell and service outstanding automotive brands in our premium facilities, in attractive geographic markets. Where advantageous, we aggregate our automotive dealerships in a campus setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of the brands at the location. This strategy also creates an opportunity to reduce personnel expenses, consolidate advertising and administrative expenses and leverage operating expenses over a larger base of dealerships. Our U.S. based dealerships have generally achieved new unit vehicle sales that are significantly higher than industry averages for the brands we sell.

  Maintain Diversification

        Our business benefits from our diversified revenue mix, including the multiple revenue streams in a traditional automotive dealership (new vehicles, used vehicles, finance and insurance, and service and parts operations), revenues from our commercial vehicle and car rental operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. We are further diversified within our automotive retail operations due to our brand mix and geographical dispersion.

        Diversification Outside the U.S.    One of the unique attributes of our operations versus our peers is our diversification outside the U.S. The following table shows our revenues by country:

Location	% of Total 2013 Revenue
United States	64%
United Kingdom	34%
Other International	2%

        The U.K. is the second largest automotive retail market in Western Europe. We generated 93% of our revenue in the U.K. through the sale and service of premium brands in 2013. We believe that we are among the largest Audi, Bentley, BMW, Ferrari, Land Rover, Lexus, Mercedes-Benz, Maserati and Porsche dealers in the U.K. based on new unit sales. Additionally, we operate a number of dealerships in Germany, Western Europe's largest automotive retail market, including through joint ventures with experienced local partners, which sell and service Audi, BMW, Lexus, MINI, Porsche, Toyota, Volkswagen and various other premium brands. We also operate BMW/MINI dealerships in Northern Italy in a joint venture with a local partner.

        Diversification Through Penske Truck Leasing.    We hold a 9.0% ownership interest in PTL, a leading provider of transportation services and supply chain management, which further diversifies our total results of operations. Our share of PTL's earnings in 2013 was $23.5 million and is shown on our statement of income under the caption "Equity in Earnings of Affiliates."

  Expand Revenues at Existing Locations and Increase Higher-Margin Businesses

        Commercial Vehicle.    We acquired our commercial vehicle operations on August 30, 2013. We believe this business provides us with higher-margin revenues and offers a platform to potentially expand our operations in that market. To the extent we can grow our commercial vehicle revenues, our overall margins should increase.

        Increase Same-Store Sales.    We believe our emphasis on superior customer service and premium facilities will contribute to increases in same-store sales over time. We have added a significant number of incremental automotive service bays in recent years in order to better accommodate our customers and further enhance our higher-margin service and parts revenues. We have employed a strategy called "Retail First" to increase our same-store used vehicle sales. With this strategy, we have increased our efforts to retail a used vehicle to a consumer before attempting to dispose of it through the traditional wholesale process. We believe this strategy has helped to increase the number of used retail vehicle sales in 2013.

        Grow Finance, Insurance, and Other Aftermarket Revenues.    Each sale of a vehicle provides us the opportunity to assist in arranging financing for the sale of a vehicle, to sell the customer an extended service contract or other insurance product, and to sell aftermarket products, such as security systems and protective coatings. In order to improve our finance and insurance business, we focus on enhancing and standardizing training programs aimed at driving process improvements which we believe will improve our overall revenues.

        Expand Service and Parts and Collision Repair Revenues.    Today's vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Additionally, many manufacturers today are offering maintenance programs packaged with the vehicle sale. These programs require customers to have the service work performed at a factory-authorized dealership. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. We believe that our brand mix and the complexity of today's vehicles, combined with our investment in expanded service facilities and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 27 collision repair centers which are integrated with local dealership operations. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements.

  Grow through Strategic Acquisitions

        We believe that attractive automotive retail acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The fragmented automotive retail market provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers. In 2013, we acquired or were granted open points representing ten franchises which we expect will generate approximately $325.0 million in annualized revenue. We also disposed of 30 franchises that generated approximately $340.0 million of revenue on an annualized basis in 2013.

        We also believe there are acquisition opportunities for our commercial vehicle operations in Australia and New Zealand and in connection with our car rental operations. We have a seasoned local management team in Australia that we have complemented with additional personnel familiar with our automotive retail operations and we will endeavor to utilize local management to identify additional retail and distribution opportunities.

  Enhance Customer Satisfaction

        We strive for superior customer satisfaction. By offering outstanding brands in premium facilities, "one-stop" shopping convenience in our aggregated facilities, and a well-trained and knowledgeable sales staff, we aim to forge lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We monitor customer satisfaction data accumulated by manufacturers to track the performance of operations, and incent our personnel to provide exceptional customer service, thereby driving increased customer loyalty.

  Leverage Scale and Implement "Best Practices"

        We seek to build scale in many of the markets where we have operations. Our desire is to reduce or eliminate redundant administrative costs such as accounting, information technology systems and other general administrative costs. In addition, we seek to leverage our industry knowledge and experience to foster communication and cooperation between like brand dealerships throughout our organization. Corporate management and local management meet regularly to review operating performance, examine industry trends, and implement operating improvements. Key financial information is discussed and compared across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization.

  Leverage Internet Marketing

        We intend to leverage the Internet to attract and retain customers as we believe the majority of our customers consult the Internet for information when shopping for a vehicle. In order to attract customers and enhance our customer service, each of our dealerships maintains its own website. All of our dealership websites are presented in common formats (except where otherwise required by manufacturers) which helps to minimize costs and provides a consistent image across dealerships. In addition, many automotive manufacturers' websites, and our corporate websites, provide links to our dealership websites and, in the U.K., manufacturers also provide a website for the dealership. Additionally, when customers access our dealership websites with mobile devices such as a smartphone or an iPad, we present these websites in a format that allows for a consistent customer experience through optimization of our sites to the applicable mobile device.

        In addition, we list substantially all our U.S. and U.K. automotive retail vehicle inventory on www.PenskeCars.com or www.sytner.co.uk, respectively. These websites are designed to make it easy for consumers, employees and partners to view and compare over 50,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple method to schedule maintenance and repair services at their local Penske Automotive dealership and view extensive vehicle information, including photos, prices, promotions, videos and third party vehicle history reports for pre-owned vehicles. Additionally, customers may download a PenskeCars.com app to access this site at their convenience.

        We attempt to obtain high visibility for these websites by utilizing strategies to obtain high search engine relevance on sites like Google and Bing. We also encourage interaction with our customers on social media sites such as Facebook and YouTube to bring new customers to our dealership and enhance repeat and referral business.

Automotive Dealership Operations

        We routinely acquire and dispose of automotive retail franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships that were acquired or opened from January 1, 2011 to December 31, 2013:

Dealership	Date Opened or Acquired	Location	Franchises
U.S.
Fiat-Ponce	05/11	Ponce, PR	Fiat
Audi Willoughby	03/11	Willoughby, OH	Audi
Crevier BMW/MINI	07/11	Santa Ana, CA	BMW, MINI
Mercedes-Benz of Greenwich	07/11	Greenwich, CT	Mercedes-Benz
Fiat of Fayetteville	12/11	Fayetteville, AR	Fiat
Fiat Mayaguez	12/11	Mayaguez, PR	Fiat
MINI of Marin	03/12	Marin, CA	MINI
Nissan/Infiniti San Francisco	03/12	San Francisco, CA	Nissan, Infiniti
Landers Fiat	04/12	Benton, AR	Fiat
Triangle Suzuki de San Juan	04/12	San Juan, PR	Suzuki
Lexus de Ponce	06/12	Ponce, PR	Lexus
BMW/MINI of Ontario	10/12	Ontario, CA	BMW, MINI
Jon Lancaster Toyota	11/12	Madison, WI	Toyota, Scion
Lexus of Madison	11/12	Middleton, WI	Lexus
Maserati of Warwick	03/13	Warwick, RI	Maserati
Bentley of Edison	10/13	Edison, NJ	Bentley
Jaguar/Land Rover Annapolis	10/13	Annapolis, MD	Jaguar/Land Rover
Frank Smith Toyota-Scion	12/13	Pharr, TX	Toyota-Scion
Frank Smith Hyundai	12/13	Pharr, TX	Hyundai
Outside the U.S.
Sytner Maidenhead BMW	02/11	Maidenhead, England	BMW
Sytner Slough MINI	02/11	West Midlands, England	MINI
McLaren Manchester	07/11	Manchester, England	McLaren
Belfast Audi	01/12	Belfast, Ireland	Audi
Portadown Audi	01/12	Portadown, Ireland	Audi
Agnew Seat Boucher	01/12	Belfast, Ireland	Seat
Bavarian Garages (NI) Ltd.	01/12	Belfast, Ireland	BMW, MINI
Mercedes-Benz of Belfast	01/12	Belfast, Ireland	Mercedes-Benz
smart of Belfast	01/12	Belfast, Ireland	smart
Mercedes-Benz of Portadown	01/12	Portadown, Ireland	Mercedes-Benz
Stanley Motor Works	01/12	Belfast, Ireland	Suzuki, Volvo
Isaac Agnew Volkswagen	01/12	Belfast, Ireland	Volkswagen
Isaac Agnew Volkswagen Newtonabbey	01/12	Newtownabbey, Ireland	Volkswagen, VW-Van
Porsche Centre Belfast	01/12	Belfast, Ireland	Porsche
AutoVanti Monza	03/12	Monza, Italy	BMW, MINI
Alba Motors	07/12	Bologna, Italy	BMW, MINI
AutoVanti	07/12	Bologna, Italy	BMW (2), MINI
Guy Salmon Jaguar Stockport	10/12	Stockport, England	Jaguar
Guy Salmon Land Rover Northampton	06/13	Northhampton, England	Land Rover
Lamborghini Leicester	09/13	Leicestershire, England	Lamborghini
AutoVanti Brianza	10/13	Desio, Italy	BMW

        In 2013, 2012 and 2011, we disposed of 30, 11 and 16 franchises, respectively, that we believe were not integral to our strategy or operations. The dispositions in 2013 principally consisted of ten Toyota/

Lexus and fifteen Chrysler, Jeep and Dodge franchises in the U.K. We expect to continue to pursue acquisitions and selected dispositions in the future.

        Automotive Retail Franchises.    These tables exhibit our automotive retail franchises by location and manufacturer as of December 31, 2013:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	22	BMW/MINI	20	42	62
Arkansas	12	Toyota/Lexus/Scion	39	3	42
California	32	Mercedes-Benz/Sprinter/smart	19	23	42
Connecticut	7	Audi/Volkswagen/Bentley	17	25	42
Florida	8	Chrysler/Jeep/Dodge/Fiat	16	—	16
Georgia	4	Honda/Acura	24	2	26
Indiana	2	Ferrari/Maserati	7	12	19
Maryland	2	Porsche	6	8	14
Minnesota	2	Jaguar/Land Rover	4	18	22
Nevada	2	Lamborghini	1	4	5
New Jersey	23	Nissan/Infiniti	8	—	8
New York	1	Cadillac/Chevrolet	5	—	5
Ohio	8	Others	10	11	21
Puerto Rico	15
Rhode Island	13	Total	176	148	324
Tennessee	2
Texas	11
Virginia	7
Wisconsin	3

Total U.S.	176
U.K.	131
Germany	9
Italy	8

Total Foreign	148

Total Worldwide	324

        New Vehicle Retail Sales.    In 2013, we retailed 199,795 new vehicles which generated 55.3% of our automotive retail revenue and 26.7% of our automotive retail gross profit. We sell over 35 vehicle brands in the U.S., Puerto Rico, the U.K., Germany and Italy. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relations with the automotive manufacturers, based in part on our long-term presence in the automotive retail market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team and the consistent high sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers' captive finance companies.

        Used Vehicle Retail Sales.    In 2013, we retailed 166,419 used vehicles, which generated 30.8% of our automotive retail revenue and 14.2% of our automotive retail gross profit. We acquire used vehicles from various sources, including from our car rental operations, auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Most of our dealerships have implemented software tools which assist in procuring and selling used vehicles. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction.

        We have employed a strategy called "Retail First" to increase our same-store used vehicle sales. Under this strategy, we have increased our efforts to retail a used vehicle to a consumer before attempting to dispose of it through the traditional wholesale process. We believe this strategy has helped to increase the number of used retail vehicle sales in 2013. For example, the ratio of used vehicles to new vehicles retailed improved from 0.80:1 to 0.83:1 during 2013. We believe these strategies have resulted in greater operating efficiency and helped to reduce costs associated with maintaining optimal inventories.

        Vehicle Finance, Extended Service and Insurance Sales.    Finance, extended service and insurance sales represented 2.7% of our automotive retail revenue and 17.1% of our automotive retail gross profit in 2013. At our customers' option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee we receive. As further discussed in "Item 1A. Risk Factors," the consumer finance protection bureau has instituted regulatory proceedings which may change the way we are compensated for assisting our customers in obtaining financing, which could result in lower related revenues.

        We also offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as "GAP," this protection covers the shortfall between a customer's loan balance and insurance payoff in the event of a total loss), lease "wear and tear" insurance and theft protection products. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers' captive finance subsidiaries. Similar to finance transactions, we are subject to chargebacks relating to fees earned in connection with the sale of certain extended protection products. We also offer for sale other aftermarket products, including security systems and protective coatings.

        We offer finance and insurance products using a "menu" process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations.

        Service and Parts Sales.    Service and parts sales represented 11.2% of our automotive retail revenue and 42.0% of our automotive retail gross profit in 2013. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today's automobiles.

        A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers' maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 27 collision repair centers, each of which is operated as an integral part of our dealership operations.

PAG Automotive Dealership Locations

        The following is a list of all of our automotive dealerships as of December 31, 2013:

U.S. DEALERSHIPS

ARIZONA	MINI of San Diego	NEW YORK
Acura North Scottsdale	Mazda of Escondido	Honda of Nanuet
Audi of Chandler	Mercedes-Benz of San Diego	OHIO
Audi North Scottsdale	Nissan/Infiniti San Francisco	Audi Bedford
Bentley Scottsdale	Peter Pan BMW	Audi Willoughby
BMW North Scottsdale	Porsche of Stevens Creek	Honda of Mentor
Bugatti Scottsdale	smart center San Diego	Mercedes-Benz of Bedford
Jaguar North Scottsdale	Sprinter @ Mercedes-Benz of San Diego	Porsche of Beachwood
Lamborghini Scottsdale	Toyota Scion of Clovis	smart center Bedford
Land Rover North Scottsdale	CONNECTICUT	Toyota-Scion of Bedford
Lexus of Chandler	Audi of Fairfield	RHODE ISLAND
Mercedes-Benz of Chandler	Honda of Danbury	Acura of Warwick
MINI North Scottsdale	Mercedes-Benz of Fairfield	Audi Warwick
MINI of Tempe	Mercedes-Benz of Greenwich	Bentley Providence
Porsche North Scottsdale	Porsche of Fairfield	BMW of Warwick
Rolls-Royce Scottsdale	smart center Fairfield	Infiniti of Warwick
Scottsdale Aston Martin	Sprinter @ Mercedes-Benz of Fairfield	Lexus of Warwick
Scottsdale Ferrari Maserati	FLORIDA	Maserati of Warwick
smart center Chandler	Central Florida Toyota-Scion	Mercedes-Benz of Warwick
Sprinter @ Mercedes-Benz of Chandler	Royal Palm Mazda	MINI of Warwick
Tempe Honda	Palm Beach Toyota-Scion	Nissan West Warwick
Volkswagen North Scottsdale	Royal Palm Toyota-Scion	Porsche of Warwick
ARKANSAS	Royal Palm Nissan	smart center Warwick
Acura of Fayetteville	GEORGIA	Sprinter @ Mercedes-Benz of Warwick
Chevrolet of Fayetteville	Atlanta Toyota-Scion	TENNESSEE
Fiat of Fayetteville	Honda Mall of Georgia	Wolfchase Toyota-Scion
Honda of Fayetteville	United BMW of Gwinnett	TEXAS
Landers Chevrolet	United BMW of Roswell	BMW of Austin
Landers Chrysler Jeep Dodge	INDIANA	Frank Smith Hyundai
Landers Fiat	Penske Chevrolet	Honda of Spring
Landers Ford	Penske Honda	Spring Branch Honda
Toyota-Scion of Fayetteville	MARYLAND	Frank Smith Toyota-Scion
CALIFORNIA	Jaguar/Land Rover Annapolis	MINI of Austin
Acura of Escondido	MINNESOTA	Round Rock Honda
Audi Escondido	Motorwerks BMW	Round Rock Hyundai
Audi Stevens Creek	Motorwerks MINI	Round Rock Toyota-Scion
BMW of San Diego	NEW JERSEY	VIRGINIA
BMW/MINI of Ontario	Acura of Turnersville	Audi Chantilly
Capitol Honda	Audi Turnersville	Audi of Tysons Corner
Commonwealth Audi	BMW of Turnersville	Mercedes-Benz Chantilly
Commonwealth Volkswagen	Chevrolet Cadillac of Turnersville	Mercedes-Benz of Tysons Corner
Crevier BMW	BMW of Tenafly	Porsche of Tysons Corner
Crevier MINI	Bentley of Edison	smart center Tysons Corner
Honda Mission Valley	Lexus of Edison	Sprinter @ Mercedes Benz of Chantilly
Honda North	Ferrari Maserati of Central New Jersey	WISCONSIN
Honda of Escondido	Gateway Toyota-Scion	East Madison Toyota-Scion
Kearny Mesa Acura	Honda of Turnersville	Lexus of Madison
Kearny Mesa Toyota-Scion	Hudson Chrysler Jeep Dodge	PUERTO RICO
Lexus Kearny Mesa	Hudson Nissan	Lexus de Ponce
Los Gatos Acura	Hudson Toyota-Scion	Lexus de San Juan
Marin Honda	Hyundai of Turnersville	Triangle Chrysler, Dodge, Jeep de Ponce
MINI of Marin	Lexus of Bridgewater	Triangle Chrysler, Dodge, Jeep, del Oeste
	Nissan of Turnersville	Triangle Honda 65 de Infanteria
	Toyota-Scion of Turnersville	Triangle Nissan del Oeste
Triangle Suzuki de San Juan
Triangle Toyota-Scion de San Juan
Triangle Fiat del Oeste
Triangle Fiat de Ponce

NON-U.S. DEALERSHIPS

U.K.
Audi	Graypaul Edinburgh	Mercedes-Benz/smart of Bristol
Belfast Audi	Graypaul Nottingham	Mercedes-Benz/smart of Milton Keynes
Bradford Audi	Maranello Egham Ferrari/Maserati	Mercedes-Benz/smart of Newcastle
Derby Audi	Honda	Mercedes-Benz/smart of Teesside
Harrogate Audi	Honda Gatwick	Porsche
Huddersfield Audi	Honda Redhill	Porsche Centre Belfast
Leeds Audi	Jaguar/Land Rover	Porsche Centre Edinburgh
Leicester Audi	Guy Salmon Jaguar Coventry	Porsche Centre Glasgow
Mayfair Audi	Guy Salmon Jaguar/Land Rover Ascot	Porsche Centre Leicester
Nottingham Audi	Guy Salmon Jaguar/Land Rover Maidstone	Porsche Centre Mid-Sussex
Portadown Audi	Guy Salmon Jaguar/Land Rover Thames	Porsche Centre Silverstone
Reading Audi	Ditton	Porsche Centre Solihull
Slough Audi	Guy Salmon Jaguar Northampton	Rolls-Royce
Wakefield Audi	Guy Salmon Jaguar Stockport	Rolls-Royce Motor Cars Manchester
West London Audi	Guy Salmon Land Rover Bristol	Rolls-Royce Motor Cars Sunningdale
Bentley	Guy Salmon Land Rover Coventry	Suzuki
Bentley Birmingham	Guy Salmon Land Rover Knutsford	Stanley Motor Works
Bentley Edinburgh	Guy Salmon Land Rover Northampton	Volkswagen
Bentley Leicester	Guy Salmon Land Rover Portsmouth	Agnew SEAT Boucher
Bentley Manchester	Guy Salmon Land Rover Sheffield	Isaac Agnew Volkswagen
BMW/MINI	Guy Salmon Land Rover Stockport	Isaac Agnew Volkswagen Mallusk
Bavarian Garages (NI) Ltd.	Guy Salmon Land Rover Stratford-upon-Avon	SEAT Huddersfield
Sytner Birmingham	Guy Salmon Land Rover Wakefield	VW Harrogate
Sytner Cardiff	Lamborghini	VW Huddersfield
Sytner Chigwell	Lamborghini Birmingham	VW Leeds
Sytner Coventry	Lamborghini Edinburgh	Volvo
Sytner Docklands	Lamborghini Leicester	Stanley Motor Works
Sytner Harold Wood	Lexus	Tollbar Warwick
Sytner High Wycombe	Lexus Bristol
Sytner Leicester	Lexus Leicester	GERMANY
Sytner Maidenhead	Lexus Milton Keynes	PorscheZentrum Manheim (Porsche)
Sytner Newport	McLaren	Tamsen GmbH Bremen (Ferrari, Maserati,
Sytner Nottingham	McLaren Manchester	Aston Martin, Bentley)
Sytner Oldbury	Mercedes-Benz/smart	Tamsen GmbH Hamburg (Ferrari, Maserati,
Sytner Sheffield	Mercedes-Benz of Bath	Aston Martin, Lamborghini)
Sytner Slough	Mercedes-Benz of Bedford
Sytner Solihull	Mercedes-Benz/smart of Belfast	ITALY
Sytner Sunningdale	Mercedes-Benz of Carlisle	AutoVanti Monza (BMW, MINI)
Sytner Sutton	Mercedes-Benz of Cheltenham and Gloucester	AutoVanti Bologna—Casalecchio (BMW, MINI)
Ferrari/Maserati	Mercedes-Benz of Newbury	AutoVanti Bologna—Quarto Inferiore (BMW)
Ferrari Classic Parts	Mercedes-Benz/smart of Northampton	AutoVanti Bologna—Centro (BMW, MINI)
Graypaul Birmingham	Mercedes-Benz of Portadown	AutoVanti Brianza (BMW)
Mercedes-Benz of Sunderland
Mercedes-Benz of Swindon
Mercedes-Benz of Weston-Super-Mare

        We also own 50% of the following automotive dealerships:

GERMANY	U.S.
Aix Automobile GmbH (Toyota, Lexus)	Penske Wynn Ferrari Maserati (Nevada)
Audi Zentrum Aachen (Audi)	MAX BMW Motorcycles (Connecticut)
Autohaus Krings (Skoda)	MAX BMW Motorcycles (New Hampshire)
Autohaus Nix (Toyota (3))	MAX BMW Motorcycles (New York)
Autohaus Nix GmbH (Toyota)
Autohaus Piper GmbH & Co. KG (Volkswagen, Skoda (2))
Jacobs automobile Aachen GmbH (Citroën, Kia)
Jacobs Automobile Düren (SEAT, Volkswagen, Audi)
Jacobs automobile Eifel (Audi, Volkswagen)
Jacobs automobile Eschweiler (Volkswagen)
Jacobs automobile Geilenkirchen (Volkswagen, Audi)
Jacobs automobile Stolberg GmbH (Volkswagen)
Jacobs Sportwagen GmbH (Maserati)
Sirries automobile GmbH (Volkswagen, Audi, Skoda)
TCD GmbH (Toyota, Lexus)
Volkswagen Zentrum Aachen (Volkswagen)
Wolff & Meier GmbH (Volkswagen, Skoda)
Zabka Automobile GmbH (Volkswagen, Audi, SEAT)

Commercial Vehicle

        On August 30, 2013, we completed the acquisition of Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business also includes three retail commercial vehicle dealerships. From our acquisition of this business on August 30, 2013 through December 31, 2013, it generated $152.5 million of revenue through the distribution and retail sale of vehicles and parts to a network of more than 70 dealership locations. The following graphics show the percentage of our total commercial vehicle revenue generated by operations in Australia and New Zealand and the percentage of new commercial vehicle sales revenue generated by each brand sold by our commercial vehicle business:

Revenue by Country	Revenue by Brand

        Our local headquarters is located outside Brisbane, Australia, which is the country's third largest city. Our headquarters includes administrative facilities as well as a 167,000 square foot parts distribution center and an 85,000 square foot production center. We also have a 13,000 square foot parts distribution center in Auckland, New Zealand.

        Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for hauling, mining, logging and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN SE, a VW Group company, is a leading producer of medium and heavy duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. Together these brands represented 11.7% of heavy duty truck units sold in Australia during 2013.

        Our commercial vehicle operations includes three retail commercial vehicle distribution points. The Brisbane Truck Centre in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume. The remaining two points are in Auckland, New Zealand and Tauranga, New Zealand, which together represent the largest retailer of Western Star Trucks by volume in New Zealand. We finance our purchases of these vehicles under a floor plan agreement with a local Daimler affiliate with terms similar to our other floor plan agreements.

Car Rental

        We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations. Our Hertz car rental operations represented 0.4% of our total revenues and 1.4% of our total gross profit in 2013. We rent a wide variety of makes and models of cars though our fleet of principally Toyota vehicles and to a lesser extent Honda and General Motors vehicles. In addition to car rentals and licensee fees, we generate revenues from reimbursements by customers of airport concession fees and other facility costs, fueling charges, and charges for ancillary customer products and services such as supplemental equipment (child seats), loss or collision damage waiver, theft protection, liability and personal accident/effects insurance coverage, navigation systems and satellite radio services. Our car rental fleet is approximately 5,300 vehicles. We dispose of vehicles through a variety of disposition channels, including auctions to our automotive retail dealerships, brokered sales, sales to wholesalers and other dealers.

Penske Truck Leasing

        We hold a 9.0% ownership interest in PTL, a leading provider of transportation services and supply chain management. PTL operates and maintains approximately 205,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. PTL has a highly diversified customer base ranging from individual consumers to multi-national corporations across industries such as food and beverage, manufacturing, transportation, automotive, healthcare, and retail.

        Full-service truck leasing, truck rental and contract maintenance.    Full-service truck leasing, truck rental and contract maintenance of commercial trucks constitutes PTL's largest business. PTL manages a fleet of approximately 205,000 trucks, tractors and trailers, consisting of approximately 140,000 vehicles owned by PTL and operated by its customers under full-service leases and rental agreements and approximately 65,000 customer-owned and—operated vehicles for which PTL provided contract maintenance services. PTL's commercial and consumer rental fleet consists of approximately 53,000 vehicles for use by its full-service truck leasing, small business and consumer customers for periods ranging from one hour to 12 months.

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

        Logistics.    PTL's logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, transportation management and lead logistics provider. PTL coordinates services for its customers across the supply chain, including: inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer's location. By offering a scalable series of products to its customers, PTL can manage the customer's entire supply chain or any component parts. It also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTL's international logistics business has approximately 300 locations in North America, South America, Europe and Asia.

Industry Information

        Approximately 65% of our automotive dealership revenues are generated in the U.S., which in 2013 was the world's second largest automotive retail market. In 2013, sales of cars and light trucks were approximately 15.6 million units, which represents an increase of 7.5% over 2012. The majority of automotive retail sales in the U.S. are generated at approximately 17,800 franchised new-car dealerships as of January 1, 2014. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 56% from new vehicle sales, 32% from used vehicle sales and 12% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

        We also operate in Germany, the U.K., and Italy, which represented the first, second, and fourth largest automotive retail markets, respectively, in Western Europe in 2013, and accounted for approximately 53% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 12.3 million in 2013, a 2% decrease compared to 2012. In Germany, the U.K., and Italy, new car sales were approximately 3.0 million, 2.3 million, and 1.3 million units, respectively, in 2013.

        In the U.S., publicly held automotive retail groups account for less than 10% of total industry revenue. Although significant consolidation has already taken place, the industry remains highly fragmented, with more than 90% of the U.S. industry's market share remaining in the hands of smaller regional and independent players. The Western European automotive retail market is similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards and the limited number of viable alternative exit strategies for dealership owners.

        Generally, new vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence and other general economic factors. However, from a profitability perspective, automotive retailers have historically been less vulnerable than automobile manufacturers and automotive parts suppliers to declines in new vehicle sales. We believe this is due to the retailers' more flexible expense structure (a significant portion of the automotive retail industry's costs are variable) and their diversified revenue streams such as used vehicle sales and service and parts sales. In addition, automobile manufacturers may offer various dealer incentives when sales are slow, which further increases the volatility in profitability for automobile manufacturers and may help to decrease volatility for automotive retailers.

        Our commercial vehicle business operates principally in Australia and New Zealand. In 2013, medium and heavy duty truck sales in Australia and New Zealand combined were 20,312 units, representing an increase of 1.7% from 2012. The products we distribute (and sell at three retail outlets) represent approximately 8.0% of the combined medium and heavy duty truck market in Australia and New Zealand.

Business Description

Information Technology and Customer Privacy

        We consolidate financial, accounting and operational data received from our local operations through private data communications networks. Local operating data is gathered and processed through individual systems utilizing common centralized management systems predominately licensed from, and in many cases operated by, third-parties. Our local systems follow our standardized accounting procedures and are compliant with any guidelines established by our vehicle manufacturers. Our database technology allows us to extract and aggregate data from the systems in a consistent format to generate consolidated financial and operational analysis. These systems also allow us to access detailed information for each individual location, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze our local results of operations and financial position so as to identify areas for improvement.

        We utilize common customer relationship management systems that assist us in identifying customer opportunities and responding to customer inquiries. We utilize compliance systems that assist us with our regulatory obligations and assist us in maintaining the privacy of the information we receive from customers that we collect, process, and retain in the normal course of our business. We have adopted rigorous customer information safeguard programs and "red flag" policies to assist us in maintaining customer privacy.

        As part of our business model, we receive personal information regarding customers, associates and vendors, from various online and offline channels. Our internal and third-party systems are under a moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day to day basis. Despite these measures, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, or other events. Any security breach or event resulting in the unauthorized disclosure of confidential information, or degradation of services provided by critical business systems whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means.

Marketing

        Automotive Dealership.    Our automotive dealership advertising and marketing efforts are focused at the local market level. We utilize many different media for our marketing activities, focusing increasingly on the Internet and other digital media, including our own websites such as www.PenskeCars.com and www.sytner.co.uk as discussed above under "Leverage Internet Marketing". We also utilize traditional marketing avenues in many markets, including, newspaper, direct mail, magazine, television, and radio advertising. Automobile manufacturers supplement our local and regional advertising efforts through large advertising campaigns promoting their brands and promoting attractive financing packages and other incentive programs they may offer. In an effort to realize increased efficiencies, we are focusing on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for targeted marketing resources.

        Commercial Vehicle.    We market our commercial vehicles principally through our network of more than 70 dealership locations, supported by corporate level marketing efforts. We separate our marketing by brand in Australia. We market to customers at various trade shows and other industry events in Australia and New Zealand, which presents the opportunity to approach fleet managers with new products and offerings. We also employ racing and other local sponsorships to generate brand awareness in our markets. Our internet marketing leverages manufacturer websites supplemented by our brand specific websites to promote our brands. We rely on our dealerships to market to local customers though we typically assign a regional sales manager to oversee local dealer marketing efforts.

Agreements with Vehicle Manufacturers

        We operate our automotive dealerships under separate agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. In addition, the General Manager and/or the owner of an automotive dealership typically cannot be changed without the manufacturer's consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer's or distributor's brand of vehicles and related parts and warranty services at our dealership. The agreements also grant us a non-exclusive license to use each manufacturer's trademarks, service marks and designs in connection with our sales and service of its brand at our dealership.

        Some of our agreements, including those with BMW, Honda, Mercedes-Benz and Toyota, expire after a specified period of time, ranging from one to six years. Manufacturers have generally not terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed without substantial cost. We currently expect the manufacturers to renew all of our franchise agreements as they expire. In addition, certain agreements with the manufacturers limit the total number of dealerships of that brand that we may own in a particular geographic area and, in some cases, limit the total number of their vehicles that we may sell as a percentage of a particular manufacturer's overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. To date, we have reached the limit of the number of Lexus dealerships we may own in the U.S., and we have reached certain geographical limitations with certain manufacturers in the U.S. and

U.K. Where these limits are reached, we cannot acquire additional franchises of those brands in the relevant market unless we can negotiate modifications to the agreements. We may not be able to negotiate any such modifications.

        Many of these agreements also grant the manufacturer or distributor a security interest in the vehicles and/or parts sold by them to the dealership, as well as other dealership assets, and permit them to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer's reputation or financial standing, changes in the dealership's management, owners or location without consent, sales of the dealership's assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership's financial or other condition, failure to submit required information to them on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. In the U.S., these termination rights are subject to state franchise laws that limit a manufacturer's right to terminate a franchise. In the U.K., we operate without such local franchise law protection (see "Regulation" below).

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

        With respect to our commercial vehicle operations, we are party to distributor agreements with each manufacturer of products we distribute pursuant to which we are the exclusive distributor of these products in Australia and nearby markets. The agreements govern all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements. The agreement with Western Star expires in 2025. We also are party to shipping agreements with respect to importing those products. For each of these dealers, we have signed a franchise agreement with terms that set forth the dealer's obligations with respect to the sales and servicing of these vehicles.

        With respect to our car rental operations, we are party to license agreements with Hertz System, Inc. pursuant to which we are licensed to operate a Hertz brand car rental business at various locations within markets in Tennessee, Mississippi and Indiana. The agreements govern all aspects of our rights to use the Hertz car rental system, including rental and sales activities and programs, payment of fees, use of intellectual property, promotion and advertising provisions and indemnification requirements. The agreements have an initial term of ten years with renewal options exercisable by us subject to the satisfaction of certain conditions.

Competition

        Automotive Dealership.    We believe that the principal factors consumers consider when determining where to purchase a vehicle are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of the customer experience. Other factors include customer preference for particular brands of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. We believe that our dealerships are competitive in all of these areas.

        The automotive retail industry is currently served by franchised automotive dealerships, independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by automotive manufacturers and national and regional automotive retail chains. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which gives them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services and warehouse clubs. With respect to arranging financing for our customers' vehicle purchases, we compete with a broad range of financial institutions such as banks and local credit unions.

        For used vehicle sales, we compete in a highly fragmented market which sells more than 40 million units annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties and used vehicle "superstores" for the procurement and resale of used vehicles. We compete with other franchised dealers to perform warranty repairs and with other automotive dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other automotive dealers, franchised and independent aftermarket auto repair shops, and auto parts retailers in our parts operations. We believe that the principal factors consumers consider when determining where to purchase vehicle parts and service are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer's brands and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

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

        Commercial Vehicle.    With respect to our commercial vehicle operations, we compete with manufacturers and distributors of other medium and heavy duty vehicles in our markets. The products we distribute (and sell at three retail outlets) represented approximately 8.0% of the combined medium and heavy duty truck market in Australia and New Zealand in 2013.

        Car Rental.    According to Auto Rental News, car rental industry revenues in the United States were estimated to be approximately $24.0 billion for 2012 and grew in 2012 by 3.9%. On-airport rentals are significantly influenced by air travel volumes. In our car rental markets, we compete with other local and national car rental companies, such as Avis Budget Group, Enterprise and National Car Rental. Competition among car rental industry participants is intense and is primarily based on price, vehicle availability and quality, service, reliability, rental locations and product innovation. We believe, however, that our strategies to provide exceptional customer service will foster repeat and referral business in these markets. Off-airport business volume is also driven by local business use, leisure travel and the replacement of cars being repaired.

        PTL.    As an alternative to using PTL's full-service truck leasing or contract maintenance services, PTL believes that most potential customers perform some or all of these services themselves. They may also purchase similar or alternative services from other third-party vendors. PTL's full-service truck leasing operations compete with companies providing similar services on a national, regional and local level. PTL's contract maintenance offering competes primarily with truck and trailer manufacturers and independent dealers who provide maintenance services. Its commercial and consumer rental operations compete with several other nationwide truck rental systems, a large number of truck leasing and rental companies with multiple branches operating on a regional basis, and many similar companies operating primarily on a local basis. Its logistics business competes with other dedicated logistics providers, transportation management businesses, freight brokers, warehouse providers and truckload carriers on a national, regional and local level, as well as with the internal supply chain functions of prospective customers who rely on their own resources for logistics management.

Employees and Labor Relations

        As of December 31, 2013, we employed approximately 18,000 people, approximately 600 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to local profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers' facilities.

Regulation

        We operate in a highly regulated industry and a number of regulations affect the marketing, selling, financing, servicing, distribution, and rental of vehicles. Under the laws of the jurisdictions in which we currently operate, we typically must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate our conduct of business, including our advertising, operating, financing, employment and sales practices. Other laws and regulations include franchise laws and regulations, environmental laws and regulations (see "Environmental Matters" below), laws and regulations applicable to new and used motor vehicle dealers, as well as privacy, identity theft prevention, wage-hour, anti-discrimination and other employment practices laws.

        Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity and similar regulations, as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs, state attorneys general and federal agencies in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. As further discussed in "Item 1A. Risk Factors," the consumer finance protection bureau has instituted regulatory proceedings which may change the way we are compensated for assisting our customers in obtaining financing, which could result in lower related revenues.

        In the U.S., we benefit from the protection of numerous state franchise laws that generally provide that a manufacturer or distributor may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state franchise laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer's criteria within the notice period to avoid the termination or non-renewal. Europe generally does not have these laws and, as a result, our European dealerships operate without these types of protections.

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

        An expanding trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2025. Furthermore, in response to concerns that emissions of carbon dioxide and certain other gases, referred to as "greenhouse gases," may be contributing to warming of the Earth's atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered, or have been implemented, at state and federal levels. Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements or new federal and state restrictions on emissions of carbon dioxide on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the vehicles that we sell.

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

Insurance

        Our business is subject to substantial risk of loss due to significant concentrations of property value, including vehicles and parts at our locations. In addition, we are exposed to liabilities arising out of our operations such as employee claims, customer claims and claims for personal injury or property damage, and potential fines and penalties in connection with alleged violations of regulatory requirements. We attempt to manage such risks through loss control and risk transfer utilizing insurance programs which are subject to specified deductibles and significant retentions. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. As a result, we are exposed to uninsured and underinsured losses that could have a material adverse effect on us.

Available Information

        For selected financial information concerning our various operating and geographic segments, see Note 17 to our consolidated financial statements included in Item 8 of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.penskeautomotive.com, under the tab "Investor Relations" as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). You may read or copy any materials we filed with the SEC at the SEC's Public Reference Room at 100F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 800-732-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information. The address of the SEC's website is www.sec.gov. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. You may obtain a printed copy of any of the foregoing materials by sending a written request to: Investor Relations, Penske Automotive Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302 or by calling toll-free 866-715-5289. The information on or linked to our website is not part of this document. We plan to disclose changes to our Code of Business Ethics, or waivers, if any, for our executive officers or directors, on our website. We are incorporated in the state of Delaware and began dealership operations in October 1992.

Seasonality

        Automotive Dealership.    Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, vehicle demand, and to a lesser extent demand for service and parts, is generally lower during the winter months than in other seasons, particularly in regions of the U.S. where dealerships may be subject to severe winters. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year, due primarily to vehicle registration practices in the U.K.

        Commercial Vehicle.    Our commercial vehicle business generally experiences higher sales volumes during the second quarter of the year which is primarily attributable to commercial vehicle customers completing annual capital expenditures before their fiscal year-end, which is typically June 30 in Australia and New Zealand.

        Car Rental.    The seasonality of our car rental business follows the seasonality of business and leisure travel in our markets. We therefore experience decreased levels of car rental business in the winter months and increased levels in the spring and summer months.

Item 1A.    Risk Factors

        Our business, financial condition, results of operations, cash flows, prospects, and the prevailing market price and performance of our common stock may be affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "goal," "plan," "seek," "project," "continue," "will," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise.

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

        Vehicle manufacturers exercise significant control over us.    Each of our dealerships operates under franchise and other agreements with automotive manufacturers or related distributors. These agreements govern almost every aspect of the operation of our dealerships, and give manufacturers the discretion to terminate or not renew our franchise agreements for a variety of reasons, including certain events outside our control such as accumulation of our stock by third parties. Without franchise agreements, we would be unable to sell new vehicles or perform manufacturer authorized warranty service. If a significant number of our franchise agreements are terminated or are not renewed, we would be materially affected.

        Restructuring, bankruptcy or other adverse condition affecting a significant automotive manufacturer or supplier.    Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2013, revenue generated at our BMW/MINI, Audi/Volkswagen/Porsche/Bentley, Toyota/Lexus/Scion, Honda/Acura, and Mercedes-Benz/Sprinter/smart dealerships represented 25%, 21%, 15%, 12%, and 11% respectively, of our total automotive dealership revenues. Significant adverse events, such as the reduced 2011 new vehicle production by Japanese automotive manufacturers caused by the significant production and supply chain disruptions resulting from the earthquake and tsunami that struck Japan in March 2011, or future events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events relate to any of the manufacturers whose franchises generate a significant percentage of our revenue.

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

        Leverage.    Our significant debt and other commitments expose us to a number of risks, including:

          Cash requirements for debt and lease obligations.     A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $2.6 billion of floor plan notes payable, $1.1 billion of non-vehicle long-term debt and $4.9 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

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

        Joint ventures.    We have significant investments in a variety of joint ventures, including automotive retail operations in Germany and Italy, and a 9.0% ownership interest in PTL. We expect to receive annual operating distributions from each such venture, and, in the case of PTL, to realize U.S. tax savings as a result of our investment. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, because PTL is engaged in different businesses than we are, its performance may vary significantly from ours.

        Performance of sublessees.    In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2013 totaled approximately $24.4 million. In the aggregate, we remain ultimately liable for approximately $266.4 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

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

        Cyber-security.    As part of our business model, we receive personal information regarding customers, associates and vendors, from various online and offline channels. We collect, process, and retain this information in the normal course of our business. Our internal and third-party systems are under a moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day to day basis. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means.

        The success of our commercial vehicle business is directly impacted by availability and demand for the vehicles we distribute.    Since August 30, 2013, we are the exclusive distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The profitability of this business depends upon the number of vehicles we distribute, which in turn is impacted by demand for these vehicles. We believe demand for these vehicles is subject to general economic conditions, exchange rate fluctuations, regulatory changes, competitiveness of the vehicles and other factors over which we have limited control. In the event sales of these vehicles are less than we expect, our related results of operations and cash flows for this aspect of our business may be materially adversely affected. In the event of supply disruptions or if sufficient quantities of these vehicles are not made available to us, our cash flows or results of operations for this aspect of our business may be materially adversely affected. The vehicles we distribute are principally manufactured at a limited number of locations. In the event of a supply disruption or if sufficient quantities of the vehicles are not made available to us, or if we accept vehicles and are unable to economically distribute those vehicles, our cash flows or results of operations may be materially adversely affected.

        If the value of our car rental fleet declines more than we expect, we could be materially adversely affected.    We have a car rental vehicle fleet of approximately 5,300 vehicles. When we acquire these cars, we make certain assumptions regarding their value at the time we expect to dispose of them. If the ultimate market value of a significant number of the cars at the time of disposition is less than our estimated residual values, our car rental operations could incur significant losses. Because our fleet is principally comprised of Toyota vehicles and to a lesser extent Honda and General Motors vehicles, we are more at risk for a decrease in perceived value for these brands, and any events that negatively affect these manufacturers, such as large scale recalls that would render the cars unusable, could exacerbate this risk.

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

        Regulatory issues.    We are subject to a wide variety of regulatory activities, including:

          Governmental regulations, claims and legal proceedings.     Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. In California, recent judicial decisions call into question whether long-standing methods for compensating dealership employees comply with the local wage and hour rules. We could be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws or it is determined that long-standing compensation methods did not comply with local laws. Claims arising out of actual or alleged violations of law which may be asserted against us or any of our dealers by individuals, through class actions, or by governmental entities in civil or criminal investigations and proceedings, may expose us to substantial monetary damages which may adversely affect us.

          The Dodd-Frank Wall Street Reform and Consumer Protection Act established a new consumer financial protection agency (the "CFPB") with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB's regulatory authority, the CFPB has announced its intention to regulate automotive financing through its regulation of automotive finance companies and other financial institutions. The CFPB has issued regulatory guidance instructing financial institutions to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that if discrimination is found, and not cured on a timely basis, that the lender must change the way it compensates dealers. We cannot predict at this time the outcome of this regulatory initiative by the CFPB. In addition, the CFPB has announced its future intention to regulate the sale of other finance and insurance products. If either of these initiatives restrict our ability to generate revenue from arranging financing for our customers or selling customers additional products, we could be adversely affected.

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

          Changes in law.     New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, a ballot initiative in California titled the California Car Buyers Protection Act has been proposed that, if enacted as proposed, would eliminate our ability to be compensated for assisting in financing customer vehicle purchases, among other matters. If this initiative or other adverse changes in law were to be enacted, it could have a significant and adverse effect on us.

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

        Related parties.    Our two largest stockholders, Penske Corporation and its affiliates ("Penske Corporation") and Mitsui & Co and its affiliates ("Mitsui"), together beneficially own approximately 52% of our outstanding common stock. The presence of such significant shareholders results in several risks, including:

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

          Penske Corporation has pledged its shares of common stock to secure a loan facility.     Penske Corporation has pledged all of its shares of our common stock as collateral to secure a loan facility. A default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market. Any such change in ownership and/or sale could materially impact the market price of our common stock. See below "Penske Corporation ownership levels."

          Penske Corporation ownership levels.    Certain of our agreements have clauses that are triggered in the event of a material change in the level of ownership of our common stock by Penske Corporation, such as our trademark agreement between us and Penske Corporation that governs our use of the "Penske" name which can be terminated 24 months after the date that Penske Corporation no longer owns at least 20% of our voting stock. We may not be able to renegotiate such agreements on terms that are acceptable to us, if at all, in the event of a significant change in Penske Corporation's ownership.

        We have a significant number of shares of common stock eligible for future sale.    Penske Corporation and Mitsui own approximately 52% of our common stock and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. The introduction of any of these shares into the market could have a material adverse effect on our stock price.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We lease or sublease substantially all of our dealership properties and other facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at our election. We lease office space in Bloomfield Hills, Michigan, Leicester, England, Stuttgart, Germany and Brisbane, Australia for our administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "PAG." As of February 15, 2014, there were 184 holders of record of our common stock. The following table sets forth the high and low sales prices and quarterly dividends per share for our common stock as reported on the New York Stock Exchange Composite Tape during each quarter of 2013 and 2012.

	High	Low	Dividend
2012:
First Quarter	$25.90	$18.47	$0.10
Second Quarter	27.58	20.26	0.11
Third Quarter	31.04	21.32	0.12
Fourth Quarter	32.35	26.10	0.13
2013:
First Quarter	$34.34	$28.87	$0.14
Second Quarter	33.52	27.61	0.15
Third Quarter	43.29	30.36	0.16
Fourth Quarter	47.79	37.07	0.17

  Dividends

        In addition to the dividends noted above, we have announced the payment of a dividend of $0.18 per share to be paid on March 3, 2014 to record holders as of February 10, 2014. Future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness and other factors considered relevant by our Board of Directors. In particular, our U.S. credit agreement and the indenture governing our 5.75% senior subordinated notes contain, and any future indenture that governs any notes which may be issued by us may contain, certain limitations on our ability to pay dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us.

 SHARE INVESTMENT PERFORMANCE

        The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2008 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor's 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors Inc. and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., The S&P 500 Index
And An Industry Peer Group

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13
Penske Automotive Group, Inc.	100.00	197.66	226.82	253.75	403.81	644.04
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	209.69	309.75	397.67	475.46	634.70

  Share Repurchases

        For information with respect to repurchase of our shares by us, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Securities Repurchases" on page 46.

Item 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2013, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions and have included the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold or made available for sale certain dealerships which have been treated as discontinued operations in accordance with generally accepted accounting principles. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2013	2012(1)	2011(2)	2010(3)	2009(4)
	(In millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$14,705.4	$13,084.3	$11,039.4	$9,863.0	$8,644.5
Gross profit	$2,259.8	$2,005.7	$1,752.1	$1,578.4	$1,452.0
Income (loss) from continuing operations attributable to Penske Automotive Group common stockholders(5)	$249.6	$194.1	$174.8	$123.0	$78.5
Net income (loss) attributable to Penske Automotive Group common stockholders	$244.2	$185.5	$176.9	$108.3	$76.5
Diluted earnings (loss) per share from continuing operations attributable to Penske Automotive Group common stockholders	$2.76	$2.15	$1.92	$1.34	$0.86
Diluted earnings (loss) per share attributable to Penske Automotive Group common stockholders	$2.70	$2.05	$1.94	$1.18	$0.83
Shares used in computing diluted share data	90,330,621	90,342,315	91,274,132	92,091,411	91,652,744
Balance Sheet Data:
Total assets	$6,415.5	$5,379.0	$4,499.4	$4,066.9	$3,793.2
Total floor plan notes payable	$2,607.6	$2,116.3	$1,623.6	$1,347.7	$1,108.2
Total debt (excluding floor plan notes payable)	$1,083.2	$936.6	$850.2	$776.1	$946.4
Total equity attributable to Penske Automotive Group common stockholders	$1,504.4	$1,304.2	$1,145.1	$1,050.7	$951.7
Cash dividends per share	$0.62	$0.46	$0.24	$—	$—

(1)
Includes charges of $17.8 million ($13.0 million after-tax), or $0.14 per share, relating to costs associated with the repurchase and redemption of our 7.75% senior subordinated notes.

(2)
Includes an $11.0 million, or $0.12 per share, net income tax benefit. The components of the net benefit include (a) a $17.0 million, or $0.19 per share, positive adjustment primarily from the release of amounts previously recorded in the U.K. as uncertain tax positions as such positions were accepted by the U.K. tax authorities and (b) a negative adjustment relating to a valuation allowance against certain U.K. deferred tax assets of $6.0 million, or $0.07 per share, as evidence supporting the future realizability of such assets was no longer available.

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

(5)
Excludes income from continuing operations attributable to non-controlling interests of $1.5 million, $1.7 million, $1.4 million, $1.1 million and $0.5 million in 2013, 2012, 2011, 2010, and 2009, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Item 1A. "Risk Factors" and "Forward-Looking Statements." We have acquired and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through December 31, 2013.

Overview

        We are an international transportation services company, operating automotive retail dealerships, commercial vehicle distribution and car rental franchises principally in the United States, Western Europe, Australia and New Zealand, and employing approximately 18,000 people worldwide.

        Automotive Dealership.    We are the second largest automotive retailer headquartered in the U.S. as measured by the $14.7 billion in total revenue we generated in 2013. As of December 31, 2013, we operated 324 automotive retail franchises, of which 176 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2013, we retailed and wholesaled more than 442,000 vehicles. We are diversified geographically, with 65% of our total automotive dealership revenues in 2013 generated in the U.S. and Puerto Rico and 35% generated outside the U.S. We offer over 35 vehicle brands, with 69% of our automotive dealership revenue in 2013 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. Automotive dealerships represented 98.6% of our total revenues and 97.5% of our total gross profit in 2013.

        Commercial Vehicle.    On August 30, 2013, we completed the acquisition of Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business also includes three retail commercial vehicle dealerships. From our acquisition on August 30, 2013 through December 31, 2013, this business generated $152.5 million of revenue through the distribution and retail sale of vehicles and parts to a network of more than 70 dealership locations. This business represented 1.0% of our total revenues and 1.1% of our total gross profit in 2013.

        Car Rental.    We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations. Our Hertz car rental operations represented 0.4% of our total revenues and 1.4% of our total gross profit in 2013 and complement our existing U.S. automotive dealership operations.

        Penske Truck Leasing.    We also hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"), a leading provider of transportation services and supply chain management. PTL operates and maintains more approximately 205,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% of PTL is owned by direct and indirect subsidiaries of General Electric Capital Corporation ("GECC"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings each quarter on our statements of operations under the caption "Equity in Earnings of Affiliates," which also includes the results of our other investments.

Outlook

        The level of new automotive unit sales in our markets affects our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement in 2014. In 2013, U.S. car and light truck sales increased 7.5% from 2012 to 15.6 million units. We believe the U.S. automotive market will continue to improve based upon industry forecast from companies such as IHS Automotive, Edmunds and Kelley Blue Book, coupled with demand in the marketplace, an aging vehicle population, a strong credit environment for consumers, and the planned introduction of new models by many different vehicle brands.

        During 2013, U.K. vehicle registrations increased 10.8% from 2012 to 2.3 million registrations. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe the U.K. market will continue to be resilient as a result of U.K. motorists responding positively to new products and the latest technologically advanced vehicles, particularly in the area of premium brand sales and attractive financing offers.

        Our commercial vehicle distribution and retail operations business operates in the Australian and New Zealand heavy and medium duty truck markets, the bus market and the refuse collection vehicle market. In 2013, the Australia heavy duty truck market reported sales of 11,119 units, representing a decrease of 2.3% from 2012. The brands we represent in Australia maintained an 11.7% share of that market in 2013. We expect the Australian/New Zealand commercial vehicle market to be relatively stable over the next twelve months and look for positive results to impact our business as we integrate those operations.

        We expect our car rental operations and PTL to benefit from the improving economic conditions in the United States. As described in Item 1A. "Risk Factors," there are a number of factors that could cause actual results to differ materially from our expectations.

Operating Overview

        Automotive dealerships represent the majority of our results of operations. New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs which are reimbursed directly by various OEM's.

        Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices and manufacturers' advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin.

        Aggregate gross profit increased $254.1 million, or 12.7%, during 2013 compared to 2012. The increase in gross profit is largely attributable to same-store increases in new and used vehicle, finance and insurance and service and parts gross profit. Our retail gross margin percentage decreased from 16.3% during 2012 to 15.9% during 2013, due primarily to lower gross margin on new and used vehicle retail sales as well as an increase in the percentage of our revenues generated by vehicle sales, which carry a lower gross margin than other parts of our business.

        Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities and other expenses. As the majority of our selling expenses are variable, and we believe a significant portion of our general and administrative expenses are subject to our control, we believe our expenses can be adjusted over time to reflect economic trends.

        The results of our commercial distribution and retail business are principally driven by the number and types of vehicles ordered by our customers. The results of our car rental operations are principally driven by the volume and pricing of vehicle rentals in our markets.

        Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing and includes interest relating to our commercial vehicle and car rental vehicle acquisitions. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate ("LIBOR"), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate or the Australian or New Zealand Bank Bill Swap Rate (BBSW). Our floor plan interest expense has increased during 2013 as a result of an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during 2013 due to an increased level of borrowing in 2013 relating to the issuance of our $550.0 million 5.75% senior subordinated notes in August 2012 and borrowings to acquire the commercial vehicle business. We used the proceeds of the 5.75% notes to repurchase our $375.0 million 7.75% senior subordinated notes in the third quarter of

2012. The overall increase in other interest expense was offset in part by the 200 basis point reduction in the interest rate.

        Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. Because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

        The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, our ability to integrate acquisitions, the success of our distribution of commercial vehicles and the return realized from our investments in various joint ventures and other non-consolidated investments. See Item 1A. "Risk Factors" and "Forward-Looking Statements" below.

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

  Revenue Recognition

        Automotive Dealership Vehicle, Parts and Service Sales.    We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2013, 2012, and 2011, we earned $513.4 million, $474.9 million, and $374.1 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $500.3 million, $462.8 million, and $363.6 million, respectively, was recorded as a reduction of cost of sales. The remaining $13.1 million, $12.1 million, and $10.5 million was recorded as a reduction of selling, general and administrative expenses during 2013, 2013, and 2011, respectively.

        Automotive Dealership Finance and Insurance Sales.    Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed auto protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.3 million and $23.4 million as of December 31, 2013 and 2012, respectively.

        Commercial Vehicle Revenue.    Revenue from the distribution of vehicles and parts is recognized at the time of delivery of goods to the retailer.

        Car Rental Revenue.    Rental and rental related revenues are recognized over the period the vehicles and accessories are rented based on the terms of the rental contract. Taxes collected from customers and remitted to the governmental authorities are recorded on a net basis (excluded from revenue).

  Impairment Testing

        Franchise value impairment is assessed during the fourth quarter every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized up to that excess. The fair value of franchise value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, franchise profit margins, and the cost of capital. We also evaluate our franchise agreements in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise agreements have an indefinite life.

        Goodwill impairment is assessed at the reporting unit level during the fourth quarter every year and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our commercial vehicle operating segment, our car rental business operating segment, and our investments in non-automotive retail operations. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. The goodwill included in our Other reportable segment relates to our car rental business operating segment and our commercial vehicle operating segment. The car rental business operating segment has been identified as its own reporting unit. Our commercial vehicle operating segment has two geographic reporting units.

        For our retail operations reporting units, we prepare a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2013, we concluded that it was not more likely than not that any of the retail operations reporting units' fair value were less than their carrying amount. If the additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an "income" valuation approach. The "income" valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe that this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

        For our car rental business reporting unit, we performed our initial impairment test by comparing the estimated fair value of the reporting unit with its carrying value. We estimated the fair value of our reporting unit using an "income" valuation approach. We concluded that the fair value of the reporting unit exceeded its carrying value.

  Investments

        We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $346.9 million and $303.2 million as of December 31, 2013 and 2012, respectively, including $268.8 million relating to PTL as of December 31, 2013. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins and the cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments' carrying value to fair value.

  Self-Insurance

        We retain risk relating to certain of our general liability insurance, workers' compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $21.1 million and $20.1 million as of December 31, 2013 and 2012, respectively. Changes in the reserve estimate during 2013 relate primarily to our general liability and workers compensation programs.

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

        We do not provide for U.S. taxes relating to undistributed earnings or losses of our foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the U.K.) was $134.7 million, $117.0 million, and $98.4 million during 2013, 2012 and 2011, respectively. We believe these earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2013, we have not provided U.S. federal income taxes on a temporary difference of $664.3 million related to the excess of financial reporting basis over tax basis in the foreign subsidiaries.

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

  New Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-02, "Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present either on the face of the statement of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We complied with the disclosure requirements of this ASU as shown in Note 15 to the Consolidated Financial Statements.

        In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU is effective prospectively for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-05 to affect our consolidated financial position, results of operations, or cash flows.

        In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815)—Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." The amendments in ASU No. 2013-10 permit the Fed Funds

Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the adoption of ASU No. 2013-10 to affect our consolidated financial position, results of operations, or cash flows.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-11 to affect our consolidated financial position, results of operations, or cash flows.

Results of Operations

        The following tables present comparative financial data relating to our operating performance in the aggregate and on a "same-store" basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2011, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2013 and in quarterly same store comparisons beginning with the quarter ended June 30, 2012.

2013 compared to 2012 and 2012 compared to 2011 (in millions, except unit and per unit amounts)

        Our results for 2012 include costs of $17.8 million ($13.0 million after-tax), or $0.14 per share, relating to the redemption of $375.0 million aggregate principal amount of our previously outstanding 7.75% Notes. Our results for 2011 include an $11.0 million, or $0.12 per share, net income tax benefit. The components of the net benefit include (a) a $17.0 million, or $0.19 per share, positive adjustment primarily from the release of amounts previously recorded in the U.K. as uncertain tax positions as such positions were accepted by the U.K. tax authorities and (b) a negative adjustment relating to a valuation allowance against certain U.K. deferred tax assets of $6.0 million, or $0.07 per share, as evidence supporting the future realizability of such assets was no longer available.

Automotive Retail New Vehicle Data

(in millions, except unit and per unit amounts)

			2013 vs. 2012				2012 vs. 2011
New Vehicle Data	2013	2012	Change	% Change	2012	2011	Change	% Change
New retail unit sales	199,795	180,949	18,846	10.4%	180,949	149,078	31,871	21.4%
Same-store new retail unit sales	192,433	177,171	15,262	8.6%	163,086	144,299	18,787	13.0%
New retail sales revenue	$7,619.5	$6,753.4	$866.1	12.8%	$6,753.4	$5,605.8	$1,147.6	20.5%
Same-store new retail sales revenue	$7,351.2	$6,613.9	$737.3	11.1%	$6,092.8	$5,400.8	$692.0	12.8%
New retail sales revenue per unit	$38,137	$37,322	$815	2.2%	$37,322	$37,603	$(281)	(0.7)%
Same-store new retail sales revenue per unit	$38,201	$37,331	$870	2.3%	$37,360	$37,428	$(68)	(0.2)%
Gross profit—new	$584.9	$545.3	$39.6	7.3%	$545.3	$464.7	$80.6	17.3%
Same-store gross profit—new	$566.0	$534.4	$31.6	5.9%	$489.6	$448.1	$41.5	9.3%
Average gross profit per new vehicle retailed	$2,927	$3,014	$(87)	(2.9)%	$3,014	$3,117	$(103)	(3.3)%
Same-store average gross profit per new vehicle retailed	$2,941	$3,016	$(75)	(2.5)%	$3,002	$3,106	$(104)	(3.3)%
Gross margin%—new	7.7%	8.1%	(0.4)%	(4.9)%	8.1%	8.3%	(0.2)%	(2.4)%
Same-store gross margin%—new	7.7%	8.1%	(0.4)%	(4.9)%	8.0%	8.3%	(0.3)%	(3.6)%

  Units

        Retail unit sales of new vehicles increased 18,846 units, or 10.4%, from 2012 to 2013, and increased 31,871 units, or 21.4%, from 2011 to 2012. The increase from 2012 to 2013 is due to a 15,262 unit, or 8.6%, increase in same-store new retail unit sales, coupled with a 3,584 unit increase from net dealership acquisitions during the year. Same-store units increased 7.7% in the U.S. and 10.9% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The same-store increases were driven by a 10.5% increase in our premium brands, a 6.9% increase in our volume foreign brands and an 8.2% increase in our domestic brands.

        The increase from 2011 to 2012 is due to an 18,787 unit, or 13.0%, increase in same-store new retail unit sales, coupled with a 13,084 unit increase from net dealership acquisitions during the year. The same-store increase is primarily due to an increase in premium brand unit sales. We believe our premium, volume foreign, and domestic brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, the introduction of new models, and specifically in the case of volume foreign Japanese brands, improved inventory levels, as these manufacturers have returned to normal production levels following the March 2011 tsunami.

  Revenues

        New vehicle retail sales revenue increased $866.1 million, or 12.8%, from 2012 to 2013 and increased $1,147.6 million, or 20.5%, from 2011 to 2012. The increase from 2012 to 2013 is due to a $737.3 million, or 11.1%, increase in same-store revenues, coupled with a $128.8 million increase from net dealership acquisitions during the year. The same-store revenue increase is due primarily to the 8.6% increase in same-store unit sales, which increased revenue by $583.1 million, coupled with an $870, or 2.3%, increase in comparative average selling prices per unit, which increased revenue by $154.2 million.

        The increase from 2011 to 2012 is due to a $692.0 million, or 12.8%, increase in same-store revenues, coupled with a $455.6 million increase from net dealership acquisitions during the year. The same-store revenue increase is due primarily to the 13.0% increase in new retail unit sales, which increased revenue by $701.8 million, somewhat offset by a $68, or 0.2%, decrease in comparative average selling prices per unit, which decreased revenue by $9.8 million. We believe the changes in comparative average selling price per unit were driven in part by inventory availability in our Japanese volume foreign brands as a result of the March 2011 tsunami.

  Gross Profit

        Retail gross profit from new vehicle sales increased $39.6 million, or 7.3%, from 2012 to 2013, and increased $80.6 million, or 17.3%, from 2011 to 2012. The increase from 2012 to 2013 is due to a $31.6 million, or 5.9%, increase in same-store gross profit, coupled with an $8.0 million increase from net dealership acquisitions during the year. The same-store increase is due primarily to the 8.6% increase in new retail unit sales, which increased gross profit by $44.9 million, somewhat offset by a $75, or 2.5%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $13.3 million.

        The increase from 2011 to 2012 is due to a $41.5 million, or 9.3%, increase in same-store gross profit, coupled with a $39.1 million increase from net dealership acquisitions during the year. The same-store increase is due primarily to a 13.0% increase in retail unit sales, which increased gross profit by $56.5 million, somewhat offset by a $104, or 3.3%, decrease in average gross profit per new vehicle retailed, which decreased gross profit by $15.0 million. We believe that the changes in gross profit per unit and gross margin in 2012 and 2011 were driven in part by inventory availability of Japanese brands as a result of the March 2011 tsunami.

Automotive Retail Used Vehicle Data

(in millions, except unit and per unit amounts)

			2013 vs. 2012				2012 vs. 2011
Used Vehicle Data	2013	2012	Change	% Change	2012	2011	Change	% Change
Used retail unit sales	166,419	145,087	21,332	14.7%	145,087	121,213	23,874	19.7%
Same-store used retail unit sales	159,336	142,033	17,303	12.2%	131,494	118,007	13,487	11.4%
Used retail sales revenue	$4,239.2	$3,700.4	$538.8	14.6%	$3,700.4	$3,190.0	$510.4	16.0%
Same-store used retail sales revenue	$4,089.8	$3,646.2	$443.6	12.2%	$3,374.6	$3,113.2	$261.4	8.4%
Used retail sales revenue per unit	$25,473	$25,505	$(32)	(0.1)%	$25,505	$26,317	$(812)	(3.1)%
Same-store used retail sales revenue per unit	$25,668	$25,672	$(4)	(0.0)%	$25,664	$26,381	$(717)	(2.7)%
Gross profit—used	$311.1	$282.9	$28.2	10.0%	$282.9	$252.0	$30.9	12.3%
Same-store gross profit—used	$299.8	$278.6	$21.2	7.6%	$259.5	$246.0	$13.5	5.5%
Average gross profit per used vehicle retailed	$1,869	$1,950	$(81)	(4.2)%	$1,950	$2,079	$(129)	(6.2)%
Same-store average gross profit per used vehicle retailed	$1,882	$1,962	$(80)	(4.1)%	$1,973	$2,084	$(111)	(5.3)%
Gross margin %—used	7.3%	7.6%	(0.3)%	(3.9)%	7.6%	7.9%	(0.3)%	(3.8)%
Same-store gross margin %—used	7.3%	7.6%	(0.3)%	(3.9)%	7.7%	7.9%	(0.2)%	(2.5)%

  Units

        Retail unit sales of used vehicles increased 21,332 units, or 14.7%, from 2012 to 2013 and increased 23,874 units, or 19.7%, from 2011 to 2012. The increase from 2012 to 2013 is due to a 17,303 unit, or 12.2%, increase in same-store retail unit sales, coupled with a 4,029 unit increase from net dealership acquisitions. Same-store units increased 13.6% in the U.S. and 9.3% internationally. The same-store increases were driven by an 11.2% increase in our premium brands, a 14.6% increase in our volume foreign brands and a 6.7% increase in our domestic brands. We believe that overall our same-store used vehicle sales are being positively impacted by our retail first initiative which focuses on reducing the number of vehicles we wholesale to third parties by offering and promoting these vehicles for retail sale in our dealerships, improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales and an increase in certified pre-owned activity from lease turn ins.

        The increase from 2011 to 2012 is due to a 13,487 unit or 11.4%, increase in same-store used retail unit sales, coupled with a 10,387 unit increase from net dealership acquisitions. The same-store increase was due primarily to unit sales increases in premium and volume foreign brand stores in the U.S. and premium brands in the U.K.

  Revenues

        Used vehicle retail sales revenue increased $538.8 million, or 14.6%, from 2012 to 2013 and increased $510.4 million, or 16.0%, from 2011 to 2012. The increase from 2012 to 2013 is due to a $443.6 million, or 12.2%, increase in same-store revenues, coupled with a $95.2 million increase from net dealership acquisitions. The same-store revenue increase is due to the 12.2% increase in same-store retail unit sales, which increased revenue by $444.2 million, somewhat offset by a $4 decrease in comparative average selling prices per unit, which decreased revenue by $0.6 million.

        The increase from 2011 to 2012 is due to a $261.4 million, or 8.4%, increase in same-store revenues, coupled with a $249.0 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to the 11.4% increase in same-store retail unit sales, which increased revenue by $346.1 million, somewhat offset by a $717, or 2.7%, decrease in comparative average selling price per unit, which decreased revenue by $84.7 million.

  Gross Profit

        Retail gross profit from used vehicle sales increased $28.2 million, or 10.0%, from 2012 to 2013 and increased $30.9 million, or 12.3%, from 2011 to 2012. The increase from 2012 to 2013 is due to a $21.2 million, or 7.6%, increase in same-store gross profit, coupled with a $7.0 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 12.2% increase in used retail unit sales, which increased gross profit by $32.6 million, somewhat offset by an $80, or 4.1%, decrease in average gross profit per used vehicle retailed, which decreased gross profit by $11.4 million.

        The increase from 2011 to 2012 is due to a $13.5 million, or 5.5%, increase in same-store gross profit, coupled with a $17.4 million increase from net dealership acquisitions during the year. The increase in same-store gross profit is primarily due to the 11.4% increase in used retail unit sales, which increased gross profit by $26.6 million, somewhat offset by a $111, or 5.3%, decrease in average gross profit per used vehicle retailed, which decreased gross profit by $13.1 million.

Automotive Retail Finance and Insurance Data

(in millions, except unit and per unit amounts)

			2013 vs. 2012				2012 vs. 2011
Finance and Insurance Data	2013	2012	Change	% Change	2012	2011	Change	% Change
Total retail unit sales	366,214	326,036	40,178	12.3%	326,036	270,291	55,745	20.6%
Total same-store retail unit sales	351,769	319,204	32,565	10.2%	294,580	262,306	32,274	12.3%
Finance and insurance revenue	$375.7	$322.3	$53.4	16.6%	$322.3	$270.2	$52.1	19.3%
Same-store finance and insurance revenue	$365.7	$318.8	$46.9	14.7%	$298.6	$263.2	$35.4	13.4%
Finance and insurance revenue per unit	$1,026	$989	$37	3.7%	$989	$1,000	$(11)	(1.1)%
Same-store finance and insurance revenue per unit	$1,040	$999	$41	4.1%	$1,014	$1,003	$11	1.1%

        Finance and insurance revenue increased $53.4 million, or 16.6%, from 2012 to 2013 and increased $52.1 million, or 19.3%, from 2011 to 2012. The increase from 2012 to 2013 is due to a $46.9 million, or 14.7%, increase in same-store revenues during the period, coupled with a $6.5 million increase from net dealership acquisitions. The same-store revenue increase is due to a 10.2% increase in same-store retail unit sales, which increased revenue by $33.8 million, coupled with a $41, or 4.1%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $13.1 million. Finance and insurance revenue per unit increased 9.4% to $999 per unit in the U.S. and decreased 6.1% to $1,089 per unit internationally. We believe the increases in the U.S are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations. We believe the decreases in international are due to increased use of subvented rate customer financing by captive lenders in the U.K., which results in lower finance commissions.

        The increase from 2011 to 2012 is due to a $35.4 million, or 13.4%, increase in same-store revenues, coupled with a $16.7 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to a 12.3% increase in retail unit sales, which increased revenue by $32.6 million, coupled with an $11, or 1.1%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $2.8 million.

Automotive Retail Service and Parts Data

(in millions)

			2013 vs. 2012				2012 vs. 2011
Service and Parts Data	2013	2012	Change	% Change	2012	2011	Change	% Change
Service and parts revenue	$1,550.6	$1,444.3	$106.3	7.4%	$1,444.3	$1,326.0	$118.3	8.9%
Same-store service and parts revenue	$1,490.4	$1,415.7	$74.7	5.3%	$1,313.5	$1,286.7	$26.8	2.1%
Gross profit	$920.3	$841.2	$79.1	9.4%	$841.2	$760.1	$81.1	10.7%
Same-store gross profit	$887.0	$827.9	$59.1	7.1%	$766.8	$738.6	$28.2	3.8%
Gross margin	59.4%	58.2%	1.2%	2.1%	58.2%	57.3%	0.9%	1.6%
Same-store gross margin	59.5%	58.5%	1.0%	1.7%	58.4%	57.4%	1.0%	1.7%

  Revenues

        Service and parts revenue increased $106.3 million, or 7.4%, from 2012 to 2013 and increased $118.3 million, or 8.9%, from 2011 to 2012. The increase from 2012 to 2013 is due to a $74.7 million, or 5.3%, increase in same-store revenues during the year, coupled with a $31.6 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $39.7 million, or 3.9%, increase in customer pay revenue, a $29.0 million, or 9.8%, increase in warranty revenue, a $4.5 million, or 4.9%, increase in body shop revenue, and a $1.5 million, or 7.9%, increase in vehicle preparation revenue.

        The increase from 2011 to 2012 is due to a $26.8 million, or 2.1%, increase in same-store revenues during the year, coupled with a $91.5 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $17.4 million, or 1.9%, increase in customer pay revenue, a $5.4 million, or 2.1%, increase in warranty revenue, and a $4.4 million, or 29.1%, increase in vehicle preparation revenue. These same store revenue increases are somewhat offset by a $0.4 million, or 0.4%, decrease in body shop revenue. We believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years.

  Gross Profit

        Service and parts gross profit increased $79.1 million, or 9.4%, from 2012 to 2013 and increased $81.1 million, or 10.7%, from 2011 to 2012. The increase from 2012 to 2013 is due to a $59.1 million, or 7.1%, increase in same-store gross profit during the year, coupled with a $20.0 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $74.7 million, or 5.3%, increase in same-store revenues, which increased gross profit by $44.5 million, coupled with a 1.7% increase in gross margin percentage, which increased gross profit by $14.6 million. The same-store gross profit increase is composed of a $19.2 million, or 12.9%, increase in warranty gross profit, a $19.0 million, or 14.7%, increase in vehicle preparation gross profit, a $16.3 million, or 3.3%, increase in customer pay gross profit, and a $4.6 million, or 8.2%, increase in body shop gross profit.

        The increase from 2011 to 2012 is due to a $28.2 million, or 3.8%, increase in same-store gross profit, coupled with a $52.9 million increase from net dealership acquisitions during the year. The same-store gross profit increase is due to the $26.8 million, or 2.1%, increase in same-store revenues, which increased gross profit by $15.6 million, coupled with a 1.7% increase in gross margin percentage, which increased gross profit by $12.6 million. The same-store gross profit increase is composed of an $18.4 million, or 17.3%, increase in vehicle preparation gross profit, a $9.5 million, or 2.1%, increase in customer pay gross profit, a $0.2 million, or 0.2%, increase in warranty gross profit, and a $0.1 million, or 0.2%, increase in body shop gross profit.

Commercial Vehicle Data

        We acquired our commercial vehicle business on August 30, 2013. From our acquisition date through December 31, 2013, this business generated $152.5 million of revenue and $24.0 million of gross profit through the distribution and retail sale of 756 vehicles and parts to a network of more than 70 dealership locations.

Car Rental Data

        Car Rental revenue increased $48.6 million to $52.6 million from 2012 to 2013. Car rental gross profit increased $29.9 million to $32.7 million from 2012 to 2013. The significant increases are primarily due to the expansion of our Hertz car rental operations into certain markets in Indiana in March 2013.

Selling, General and Administrative

(in millions)

			2013 vs. 2012				2012 vs. 2011
Selling, General and Administrative Data	2013	2012	Change	% Change	2012	2011	Change	% Change
Personnel expense	$979.7	$882.5	$97.2	11.0%	$882.5	$779.3	$103.2	13.2%
Advertising expense	$82.9	$81.4	$1.5	1.8%	$81.4	$69.2	$12.2	17.6%
Rent & related expense	$256.0	$244.5	$11.5	4.7%	$244.5	$228.8	$15.7	6.9%
Other expense	$443.3	$378.4	$64.9	17.2%	$378.4	$333.2	$45.2	13.6%

Total SG&A expenses	$1,761.9	$1,586.8	$175.1	11.0%	$1,586.8	$1,410.5	$176.3	12.5%
Same store SG&A expenses	$1,658.8	$1,553.4	$105.4	6.8%	$1,439.9	$1,369.7	$70.2	5.1%
Personnel expense as % of gross profit	43.4%	44.0%	(0.6)%	(1.4)%	44.0%	44.5%	(0.5)%	(1.1)%
Advertising expense as % of gross profit	3.7%	4.0%	(0.3)%	(7.5)%	4.0%	3.9%	0.1%	2.6%
Rent & related expense as % of gross profit	11.3%	12.2%	(0.9)%	(7.4)%	12.2%	13.1%	(0.9)%	(6.9)%
Other expense as % of gross profit	19.6%	18.9%	0.7%	3.7%	18.9%	19.0%	(0.1)%	(0.5)%

Total SG&A expenses as % of gross profit	78.0%	79.1%	(1.1)%	(1.4)%	79.1%	80.5%	(1.4)%	(1.7)%
Same store SG&A expenses as % of gross profit	77.9%	78.8%	(0.9)%	(1.1)%	79.0%	80.5%	(1.5)%	(1.9)%

        Selling, general and administrative ("SG&A") expenses increased $175.1 million, or 11.0%, from 2012 to 2013 and increased $176.3 million, or 12.5%, from 2011 to 2012. The aggregate increase from 2012 to 2013 is due to a $105.4 million, or 6.8%, increase in same-store SG&A, coupled with a $69.7 million increase from net dealership acquisitions. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of the 8.1% increase in same-store retail gross profit versus the prior year. The increase from 2012 to 2013 includes $1.9 million of acquisition related costs associated with the acquisition of our commercial vehicle business.

        The aggregate increase from 2011 to 2012 is due primarily to a $70.2 million, or 5.1%, increase in same-store SG&A expenses, coupled with a $106.1 million increase from net dealership acquisitions during the year. The increase in same-store SG&A expenses from 2011 to 2012 is due to a net increase in variable personnel expenses, as a result of the 7.0% increase in same-store retail gross profit versus the prior year.

        SG&A expenses as a percentage of total revenue were 12.0%, 12.1% and 12.8% in 2013, 2012, and 2011, respectively, and as a percentage of gross profit were 78.0%, 79.1%, and 80.5% in 2013, 2012, and 2011, respectively.

Depreciation

        Depreciation increased $8.2 million, or 15.3%, from 2012 to 2013 and increased $7.1 million, or 15.3%, from 2011 to 2012. The increase from 2012 to 2013 is due to a $6.0 million, or 11.5%, increase in same-store depreciation, coupled with a $2.2 million increase from net dealership acquisitions during the year. The increase from 2011 to 2012 is due to a $3.3 million, or 7.1%, increase in same-store depreciation, coupled with a $3.8 million increase from net dealership acquisitions during the year. The same-store increases are primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

        Floor plan interest expense, including the impact of swap transactions, increased $5.3 million, or 13.8%, from 2012 to 2013 and increased $11.5 million, or 42.9%, from 2011 to 2012. The increase from 2012 to 2013 is due primarily to a $4.1 million, or 10.8%, increase in same-store floor plan interest expense and a $1.2 million increase from net dealership acquisitions. The increase from 2011 to 2012 is due primarily to a $10.4 million, or 40.4%, increase in same-store floor plan interest expense and a $1.1 million increase from net dealership acquisitions. The same-store increases are due primarily to increases in the amounts outstanding under floor plan arrangements.

Other Interest Expense

        Other interest expense increased $1.1 million, or 2.4%, from 2012 to 2013 and increased $2.7 million, or 6.1%, from 2011 to 2012. The increase from 2012 to 2013 is due primarily to an increased level of borrowing in 2013 relating to the issuance of our $550.0 million 5.75% senior subordinated notes in August 2012 and borrowings to acquire the commercial vehicle business partially offset by lower interest rates on these notes compared to our refinanced indebtedness. The increase from 2011 to 2012 is due primarily to incremental borrowings made during 2012 relating to acquisitions.

Equity in Earnings of Affiliates

        Equity in earnings of affiliates increased $3.1 million, or 11.2%, from 2012 to 2013, and increased $2.2 million, or 8.7%, from 2011 to 2012. These increases were primarily attributable to an increase in equity in earnings from our investment in PTL and increases in earnings at our foreign automotive joint ventures.

Debt Redemption Costs

        We incurred a $17.8 million pre-tax charge in connection with the redemption of our 7.75% senior subordinated notes during 2012, consisting of a $15.8 million redemption premium and the write-off of $2.0 million of unamortized deferred financing costs.

Income Taxes

        Income taxes increased $30.0 million, or 31.8%, from 2012 to 2013, and increased $22.5 million, or 31.3%, from 2011 to 2012. The increase from 2012 to 2013 is primarily due to an $85.3 million increase in our pre-tax income versus the prior year and a higher mix of U.S. income, which is taxed at higher rates.

        The increase from 2011 to 2012 is due to an overall increase in our pre-tax income versus the prior year despite the $17.8 million of debt redemption costs in 2012; however, the 2011 results include a net benefit of $11.0 million from the resolution of certain tax items in the U.K., offset by reductions in U.K. deferred tax assets. Adjusting for the $11.0 million net tax benefit, income taxes increased $11.5 million, or 13.9%, from 2011 to 2012, due primarily to an increase in our pre-tax income versus prior year.

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

        As of December 31, 2013, we had working capital of $14.8 million, including $49.8 million of cash, available to fund our operations and capital commitments. In addition, we had $285.0 million, £46.0 million ($76.2 million), and AU $28.0 million ($25.0 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

  Securities Repurchases

        From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy.

        During 2013, we acquired 97,818 shares of our common stock for $3.1 million, or an average of $32.13 per share, from employees in connection with a net share settlement feature of employee equity awards. During 2013, we also repurchased 410,000 shares of our outstanding common stock on the open market for a total of $12.7 million, or an average of $30.93 per share, under our existing securities repurchase program. As of December 31, 2013, we have $85.6 million in repurchase authorization under the existing securities repurchase program.

  Dividends

        We paid the following cash dividends on our common stock in 2012 and 2013:

Per Share Dividends

2012
First Quarter	$0.10
Second Quarter	0.11
Third Quarter	0.12
Fourth Quarter	0.13
2013
First Quarter	$0.14
Second Quarter	0.15
Third Quarter	0.16
Fourth Quarter	0.17

        We also have announced a cash dividend of $0.18 per share payable on March 3, 2014 to shareholders of record on February 10, 2014. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

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

        The floor plan agreements typically grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S., Australia and New Zealand are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR, Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

  U.S. Credit Agreement

        We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the "U.S. credit agreement"), which provides for up to $375.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $98.0 million, and for an additional $10.0 million of availability for letters of credit, through September 2016. The revolving loans bear interest at a defined LIBOR plus 2.25%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.25%, may be prepaid at any time, but then may not be re-borrowed.

        The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders' equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of December 31, 2013, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See Item 1A. "Risk Factors" and "Forward-Looking Statements" below.

        The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2013, $90.0 million of revolver borrowings, $98.0 million of term loans, and no letters of credit were outstanding under the U.S. credit agreement. We repaid $12.0 million and $17.0 million under the term loan in 2013 and 2012, respectively.

  U.K. Credit Agreement

        Our subsidiaries in the U.K. (the "U.K. subsidiaries") are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the "U.K. credit agreement") to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2013, £64.0 million ($106.0 million) was outstanding under the U.K. credit agreement.

        The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments ("EBITAR") to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of December 31, 2013, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See Item 1A. "Risk Factors" and "Forward-Looking Statements" below.

        The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries' assets are subject to security interests granted to lenders under the U.K. credit agreement. In July 2013, we amended the U.K. credit agreement and U.K. term loan to provide the U.K. subsidiaries with covenant flexibility to fund the purchase of our commercial vehicle business and operate the subsidiaries acquired.

        In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due on December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries' ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of December 31, 2013, the amount outstanding under the U.K. term loan was £18.0 million ($29.8 million).

  5.75% Senior Subordinated Notes

        In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the "5.75% Notes").

        Interest on the 5.75% Notes is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2013. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of December 31, 2013, we were in compliance with all negative covenants, and there were no events of default.

        On or after October 1, 2017, we may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.75% Notes using the proceeds of specified equity offerings at any time prior to October 1, 2015 at a price specified in the indenture.

        If we experience certain "change of control" events specified in the indenture, holders of the 5.75% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

  Car Rental Revolver

        We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $200.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our car rental operations' other assets, requires us to make monthly curtailment payments (prepayments of principal) and expires in October 2015. Vehicle principal balances must be paid in full within twelve to twenty-four months, depending on the year, make and model of the vehicle. As of December 31, 2013, outstanding loans under the car rental revolver amounted to $86.9 million.

  Working Capital Loan Agreement

        In December 2013 we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($25.0 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of December 31, 2013, no loans were outstanding under the working capital loan agreement.

  Mortgage Facilities

        We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2013, we owed $118.6 million of principal under our mortgage facilities.

  Short-term Borrowings

        We have four principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australian working capital loan agreement and the floor plan agreements and car rental revolver that we utilize to finance our vehicle inventories. Over time, we are able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

        During 2013, outstanding revolving commitments varied between $10.0 million and $202.0 million under the U.S. credit agreement and between £0 and £100.0 million ($165.6 million) under the U.K. credit agreement's revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

  Interest Rate Swaps

        We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During 2013, the swaps increased the weighted average interest rate on our floor plan borrowings by 31 basis points.

  PTL Dividends

        We hold a 9.0% ownership interest in Penske Truck Leasing. During 2013, 2012, and 2011 we received $9.9 million, $18.5 million, and $7.8 million, respectively, of pro rata cash distributions relating to this investment. The decrease in dividends from 2012 to 2013 is due primarily to PTL's change in policy to deliver quarterly in lieu of annual dividends, which resulted in additional dividends in 2012. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

  Operating Leases

        We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease a majority of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.9 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a "rent coverage" ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of December 31, 2013, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

  Off-Balance Sheet Arrangements

        We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event a subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2013 was approximately $24.4 million, and, in aggregate, we guarantee or are otherwise liable for approximately $266.4 million of third-party lease payments, including lease payments during available renewal periods.

        We hold a 9.0% ownership interest in PTL. Historically GECC has provided PTL with a majority of its financing. PTL has refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company ("Holdings"), which, together with GECC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 (the "Holdings Bonds"). GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, we have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $0.95 million for acting as co-obligor. The maximum amount of our potential obligations to GECC under this agreement are 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any. Although we do not currently expect to make material payments to GECC under this agreement, this outcome cannot be predicted with certainty.

        We have a vehicle fleet of approximately 5,300 vehicles in our car rental business. When we acquire these cars, we make certain assumptions regarding their value at the time we expect to dispose of them. If the ultimate market value of a significant number of the cars at the time of disposition is less than our estimated residual values, our car rental operations could incur significant losses. Because our fleet is principally comprised of Toyota vehicles and to a lesser extent Honda and General Motors vehicles, we are more at risk for a decrease in perceived value for these brands, and any events that negatively affect these manufacturers could exacerbate this risk.

        Our floor plan credit agreement with Mercedes-Benz Financial Service Australia ("MBA") provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement with MBA is terminated.

Cash Flows

        Cash and cash equivalents increased by $6.3 million, $16.7 million, and $8.9 million during 2013, 2012, and 2011, respectively. The major components of these changes are discussed below.

  Cash Flows from Continuing Operating Activities

        Cash provided by continuing operating activities was $314.8 million, $324.6 million, and $136.8 million during 2013, 2012, and 2011, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

        We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale, and a portion of our used vehicle inventories for retail sale under revolving floor plan arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. We retain the right to select which, if any, financing source to utilize in connection with the procurement of vehicle inventories. Many vehicle manufacturers provide vehicle financing for the dealers representing their brands; however, it is not a requirement that we utilize this financing. Historically, our floor plan finance source has been based on aggregate pricing considerations.

        In accordance with generally accepted accounting principles relating to the statement of cash flows, we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows, and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle, all floor plan notes payable relating to pre-owned vehicles, and all floor plan notes payable related to our commercial vehicles as a financing activity in our statement of cash flows. Currently, the majority of our non-trade vehicle financing is with other manufacturer captive lenders. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing.

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

	Year Ended December 31,
	2013	2012	2011
Net cash from continuing operating activities as reported	$314.8	$324.6	$136.8
Floor plan notes payable—non-trade as reported	191.8	71.6	197.0

Net cash from continuing operating activities including all floor plan notes payable	$506.6	$396.2	$333.8

  Cash Flows from Continuing Investing Activities

        Cash used in continuing investing activities was $587.6 million, $402.0 million, and $360.9 million during 2013, 2012, and 2011, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, net expenditures for acquisitions and other investments, and proceeds from sale-leaseback transactions. Capital expenditures were $256.3 million, $162.2 million, and $131.7 million during 2013, 2012, and 2011, respectively. Included in capital expenditures is $86.4 million and $9.9 million relating to vehicle purchases for our car rental business during 2013 and 2012, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and vehicle purchases for our car rental business. We currently expect to finance our retail automotive segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities and our car rental revolver for Hertz capital expenditures. Cash used in acquisitions and other investments, net of cash acquired, was $338.1 million, $250.2 million, and $232.1 million during 2013, 2012, and 2011, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $29.6 million, $74.9 million, and $54.5 million, respectively. Proceeds from sale-leaseback transactions were $1.6 million during 2012. Additionally, cash provided by other investing activities was $6.8 million, $8.8 million and $2.9 million during 2013, 2012, and 2011, respectively.

  Cash Flows from Continuing Financing Activities

        Cash provided by continuing financing activities was $265.0 million, $78.6 million, and $202.0 million during 2013, 2012, and 2011, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of deferred financing costs, proceeds from exercise of stock options and dividends.

        We had net borrowings of long-term debt of $144.8 million and $155.2 million during 2013 and 2011, respectively, and net repayments of long-term debt of $28.5 million during 2012. During 2012 and 2011, we used $62.7 million and $87.3 million to repurchase $63.3 million and $87.3 million aggregate principal amount, respectively, of our 3.5% Convertible Notes. We had net borrowings of floor plan notes payable non-trade of $191.8 million, $71.6 million, and $197.0 million during 2013, 2012, and 2011, respectively. In 2013, 2012, and 2011, we repurchased 0.5 million, 0.4 million, and 2.4 million shares of common stock for $15.8 million, $9.8 million, and $44.3 million, respectively. We also paid $56.0 million, $41.5 million, and $22.0 million of cash dividends to our stockholders during 2013, 2012, and 2011, respectively.

  Cash Flows from Discontinued Operations

        Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

  Contractual Payment Obligations

        The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2013, except as otherwise noted. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. Potential payments noted above under "Off-Balance Sheet Arrangements" are excluded from this table.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Floorplan notes payable(A)	$2,607.6	$2,607.6	$—	$—	$—
Long-term debt obligations	1,083.2	50.0	381.6	49.5	602.1
Operating lease commitments	4,939.2	193.6	388.2	385.2	3,972.2
Scheduled interest payments(B)	306.0	36.6	72.1	68.7	128.6
Other obligations(C)	25.8	2.6	4.7	18.5	—

	$8,961.8	$2,890.4	$846.6	$521.9	$4,702.9

(A)
Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under "Vehicle Financing."

(B)
Estimates of future variable rate interest payments under floor plan notes payable and our credit agreements are excluded due to our inability to estimate changes in interest rates in the future. See "Vehicle Financing," "U.S. Credit Agreement," and "U.K. Credit Agreement" above for a discussion of such variable rates.

(C)
Includes minimum annual concession payments due to airport and other authorities and uncertain tax positions. Due to the subjective nature of our uncertain tax positions, we are unable to make reasonably reliable estimates of the timing of payments arising in connection with the unrecognized tax benefits; however, as a result of the statute of limitations, we do not expect any of these payments to occur in more than 5 years. We have thus classified these as "3 to 5 years."

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

Related Party Transactions

  Stockholders Agreement

        Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the

Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, is our largest stockholder owning approximately 35% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 17% of our outstanding common stock. Mitsui, Penske Corporation, and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2014, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

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

        We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business, or to reimburse payments made to third parties on each other's behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider's cost or an amount mutually agreed upon by both parties.

        As discussed above, we hold a 9.0% ownership interest in PTL, a leading provider of transportation services and supply chain management. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% is owned by direct and indirect subsidiaries of GECC. Among other things, the relevant agreements provide us with specified distribution and governance rights and restrict our ability to transfer our interests.

        We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

        We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2013, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	83.57	%(A)(C)
Greenwich, Connecticut	Mercedes-Benz	80.00	%(B)(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	%(D)
Northern Italy	BMW, MINI	70.00	%(C)

(A)
An entity controlled by one of our directors, Lucio A. Noto (the "Investor"), owns a 16.43% interest in this joint venture which entitles the Investor to 20% of the joint venture's operating profits. In addition, the Investor has an option to purchase up to a total 20% interest in the joint venture for specified amounts.

(B)
An entity controlled by one of our directors, Lucio A. Noto (the "Investor"), owns a 20% interest in this joint venture which entitles the Investor to 20% of the joint venture's operating profits.

(C)
Entity is consolidated in our financial statements.

(D)
Entity is accounted for using the equity method of accounting.

Cyclicality

        Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience periods of decline and recession similar to those experienced by the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates, and credit availability.

Seasonality

        Automotive Dealership.    Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, vehicle demand, and to a lesser extent demand for service and parts, is generally lower during the winter months than in other seasons, particularly in regions of the U.S. where dealerships may be subject to severe winters. Our U.K. operations generally experience higher volumes of vehicle sales in the first and third quarters of each year, due primarily to vehicle registration practices in the U.K.

        Commercial Vehicle.    Our commercial vehicle business generally experiences higher sales volumes during the second quarter of the year which is primarily attributable to commercial vehicle customers completing annual capital expenditures before their fiscal year-end, which is typically June 30 in Australia and New Zealand.

        Car Rental.    The seasonality of our car rental business follows the seasonality of business and leisure travel in our markets. We therefore experience decreased levels of car rental business in the winter months and increased levels in the spring and summer months.

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

Forward-Looking Statements

        Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "goal," "plan," "seek," "project," "continue," "will," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty of obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:

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

  •
  our business strategy.

        Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under "Item 1A.—Risk Factors." Important factors that could cause actual results to differ materially from our expectations include those mentioned in "Item 1A.—Risk Factors" such as the following:

  •
  our business and the automotive retail industry in general are susceptible to adverse economic conditions, including changes in interest rates, the number of new and used vehicles sold in our markets, foreign exchange rates, consumer demand, consumer confidence, fuel prices, unemployment rates and credit availability;

  •
  automobile manufacturers exercise significant control over our operations, and we depend on them, and continuation of our franchise agreements, in order to operate our business;

  •
  we depend on the success, popularity, and availability of the brands we sell, and adverse conditions affecting one or more automobile manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us, may negatively impact our revenue and profitability;

  •
  the success of our commercial vehicle distribution operations depends upon continued availability of the vehicles we distribute, demand for those vehicles, and general economic conditions in those markets;

  •
  a restructuring of any significant automotive manufacturers or automotive suppliers;

  •
  our operations may be affected by severe weather or other periodic business interruptions;

  •
  we have substantial risk of loss not entirely covered by insurance;

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

  •
  with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL's asset utilization rates, and industry competition which could impact distributions to us;

  •
  we are dependent on continued availability of our information technology systems;

  •
  with respect to our car rental operations, we are subject to residual risk on the rental cars and the risk that a substantial number of the rental cars may be unavailable due to recall or other reasons;

  •
  if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

  •
  new or enhanced regulations relating to automobile dealerships including those that may be issued by the Consumer Finance Protection Bureau restricting automotive financing;

  •
  changes in tax, financial or regulatory rules or requirements;

  •
  we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;

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

        We urge you to carefully consider these risk factors and further information under Item 1A. "Risk Factors" in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange

Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of December 31, 2013, a 100 basis point change in interest rates would result in an approximate $2.9 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

        In 2011, we entered into forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at a rate of 2.135% and $100.0 million of our floating rate floor plan debt is fixed at a rate of 1.55%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2013, including consideration of the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $18.0 million change to our annual floor plan interest expense.

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

        Foreign Currency Exchange Rates.    As of December 31, 2013, we had operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $523.9 million change to our revenues for the year ended December 31, 2013.

        In common with other retailers, we purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase the majority of our inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility which may influence such manufacturers' ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference into this Item 8.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.

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

        Management's and our auditors' reports on our internal control over financial reporting are included with our financial statements filed as part of this Annual Report on Form 10-K.

Item 9B.    Other Information

        Not applicable.

PART III

        The information required by Items 10 through 14 is included in our definitive proxy statement under the captions "Election of Directors," "Executive Officers," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Security Ownership of Certain Beneficial Owners and Management," "Independent Auditing Firms," "Related Party Transactions," "Other Matters" and "Our Corporate Governance." Such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.

        The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2013. Our equity plan is described in more detail in footnote 13 to our consolidated financial statements appearing below in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	—	$—	1,510,463
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,510,463

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (1)
  Financial Statements

  The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

  (2)
  Financial Statement Schedule

  The Schedule II—Valuation and Qualifying Accounts following the Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

  (3)
  Exhibits

  See the Index of Exhibits following the signature page for the exhibits to this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2014.

PENSKE AUTOMOTIVE GROUP, INC.
By:	/s/ ROGER S. PENSKE Roger S. Penske Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER S. PENSKE Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
/s/ DAVID K. JONES David K. Jones	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2014
/s/ J.D. CARLSON J.D. Carlson	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2014
/s/ JOHN D. BARR John D. Barr	Director	March 3, 2014
/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	March 3, 2014
/s/ ROBERT H. KURNICK, JR. Robert H. Kurnick, Jr.	Director	March 3, 2014
/s/ WILLIAM J. LOVEJOY William J. Lovejoy	Director	March 3, 2014

Signature	Title	Date

/s/ KIMBERLY J. MCWATERS Kimberly J. McWaters	Director	March 3, 2014
/s/ YOSHIMI NAMBA Yoshimi Namba	Director	March 3, 2014
/s/ LUCIO A. NOTO Lucio A. Noto	Director	March 3, 2014
/s/ RICHARD J. PETERS Richard J. Peters	Director	March 3, 2014
/s/ SANDRA E. PIERCE Sandra E. Pierce	Director	March 3, 2014
/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	March 3, 2014
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 3, 2014

INDEX OF EXHIBITS

        Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed on July 2, 2007).
3.2	Amended and Restated By-Laws of Penske Automotive Group, Inc. (incorporated by reference to exhibit 3.1 to our October 23, 2013 From 8-K).
4.1.1
Indenture, regarding our 5.75% senior subordinated notes due 2022, dated as of August 28, 2012, by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 28, 2012).
4.1.2	Form of 5.75% senior subordinated notes due 2022 (included within the Indenture filed as Exhibit 4.1.1).
4.1.3
Supplemental Indenture dated February 25, 2014, regarding our 5.75% senior subordinated notes due 2022, dated as of August 28, 2012, by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.2.1
Third Amended and Restated Credit Agreement, dated as of October 30, 2008, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (the "U.S. Credit Agreement") (incorporated by reference to exhibit 4.4 to our Form 10-Q filed November 5, 2008).
4.2.2	First Amendment dated October 30, 2009 to the U.S. Credit Agreement (incorporated by reference to exhibit 4.1 to the quarterly report on Form 10-Q filed November 4, 2009).
4.2.3	Second Amendment dated July 27, 2010 to the U.S. Credit Agreement (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed July 10, 2010).
4.2.4	Third Amendment dated December 14, 2010 to the U.S. Credit Agreement (incorporated by reference to Exhibit 4.3.4 to our 2010 annual report on Form 10-K filed February 28, 2011).
4.2.5	Fourth Amendment dated September 30, 2011 to the U.S. Credit Agreement (incorporated by reference to exhibit 4.1 to the Form 8-K filed September 30, 2011).
4.2.6	Fifth Amendment dated December 1, 2011 to the U.S. Credit Agreement (incorporated by reference to exhibit 4.1 to the Form 8-K filed December 6, 2011).
4.2.7
Sixth Amendment dated April 30, 2012 to the U.S. Credit Agreement (incorporated by reference to exhibit 4.1 to the Form 8-K filed December 6, 2011) which also amends the Second Amended and Restated Security Agreement dated as of September 4, 2004 among these same parties (incorporated by reference to exhibit 4.1 to the Form 10-Q filed on May 4, 2012.
4.2.8	Seventh Amendment dated September 28, 2012 to the U.S. Credit Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 1, 2012).
4.2.9	Eighth Amendment dated January 14, 2013 to the U.S. Credit Agreement (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on January 14, 2013).
4.2.10	Ninth Amendment dated November 8, 2013 to the U.S. Credit Agreement.

4.2.11	Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 10.2 to our September 8, 2004 Form 8-K).
4.3.1
Credit Agreement, dated as of December 16, 2011, by and among the Company's U.K. Subsidiaries, Royal Bank of Scotland plc, and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 22, 2011).
4.3.2
Amendment No. 1 dated January 10, 2012 to Credit Agreement, dated as of December 16, 2011, by and among the Company's U.K. Subsidiaries, Royal Bank of Scotland plc, Westminster Bank and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to the Form 8-K filed January 10, 2012).
4.3.3	Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.3 to our Form 8-K filed on September 5, 2006).
4.3.4
Amendment dated September 29, 2008 to Seasonally Adjusted Overdraft Agreement dated as of August 31, 2006 between Sytner Group Limited and RBS (incorporated by reference to exhibit 4.4 of our October 1, 2008 Form 8-K).
4.3.5	Consent and Amendment Letter—Amendment No. 2 dated July 26, 2013 to U.K. Credit Agreement (incorporated by reference to exhibit 4.1 to our July 29, 2013 Form 8-K).
10.1	Form of Dealer Agreement with Acura Automobile Division, American Honda Motor Co., Inc. (incorporated by reference to exhibit 10.2.15 to our 2001 Form 10-K).
10.2	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit10.2.14 to our 2001 Form 10-K).
10.3	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our 2001 Form 10-K).
10.4	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our 2001 Form 10-K).
10.5	Form of Dealership Agreement with BMW (GB) Limited (incorporated by reference to exhibit 10.4 to our 2007 Form 10-K).
10.6	Form of Dealer Agreement with Honda Automobile Division, American Honda Motor Co. (incorporated by reference to exhibit 10.2.3 to our 2001 Form 10-K).
10.7	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our 2001 Form 10-K).
10.8	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q for the quarter ended March 31, 2000).
10.9	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q for the quarter ended March 31, 2000).
10.10	Form of Dealer Agreement with MINI Division of BMW of North America, LLC (incorporated by reference to exhibit 10.10 to our 2009 Form 10-K filed February 24, 2010).
10.11	Form of Dealer Agreement with Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.7 to our 2001 Form 10-K).
*10.12	Relocation Agreement with respect to David K. Jones dated August 1, 2011 (incorporated by reference to exhibit 10.1 to the Form 10-Q filed August 2, 2011).

*10.13	Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to exhibit 10.9 to our 2007 Form 10-K).
*10.14	Penske Automotive Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to exhibit 4.3 to our Form S-8 filed November 2, 2012).
*10.15	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to our Form 10-Q filed May 4, 2012).
*10.16	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.16 to our 2012 annual report on Form 10-K filed February 28, 2013).
*10.17	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 to our Form 10-Q filed October 30, 2013).
*10.18	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.16 to our 2010 Form 10-K filed February 28, 2011).
*10.19	Penske Automotive Group, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to exhibit 10.12 to our January 21, 2010 Form S-1).
10.20.1
First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).
10.20.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).
10.21	First Amended and Restated Limited Liability Company Agreement dated November 15, 2013 between PAG Greenwich Holdings, LLC and Noto Automotive LLC.
10.22	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).
10.23
Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. And Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to the exhibit 10.2 to our March 26, 2004 Form 8-K).
10.24
Stockholders Agreement by and among Mitsui & Co., Ltd., Mitsui & Co (U.S.A.), Inc., Penske Corporation and Penske Automotive Holdings Corp. dated as of July 20, 2013 (incorporated by reference to exhibit 46 to Amendment No. 26 to Schedule 13D filed on July 30, 2013).
10.25
VMC Holding Corporation Stockholders' Agreement dated November 5, 2013 among VMC Holding Corporation, Penske Automotive Group, Inc., Penske Truck Leasing Co., L.P., PCP Holdings, Inc., and other investors.
10.26.1
Amended and Restated Limited Liability Company Agreement of ATC Holdco, LLC dated June 10, 2013 by and among TRP III (ATC)I, LP, TRP (ATC) II, LP, PAG Investments LLC, and other investors (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 1, 2013).

10.26.2	Amendment dated September 25, 2013 to Amended and Restated Limited Liability Company Agreement of ATC Holdco, LLC dated June 10, 2013 by and among TRP III (ATC) I, LP, TRP III (ATC) II, LP, PAG Investments, LLC and other investors (incorporated by reference to exhibit 10.2 to our Form 10-Q filed October 30, 2013).
10.27	Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).
10.28	Trade name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10 to our Form 10-Q filed May 8, 2008).
10.29
Fourth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated April 30, 2012 by and among Penske Truck Leasing Corporation, LJ VP LLC, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us (incorporated by reference to Exhibit 10.3 to quarterly report on Form 10-Q filed May 4, 2012).
10.30
Amended and Restated Rights Agreement dated June 4, 2012 by and between Penske Automotive Group, Inc. and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.1 to the quarterly report on Form 10-Q filed August 3, 2012).
10.31
Amended And Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated April 30, 2012 by and among Penske Truck Leasing Corporation, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed May 4, 2012).
10.32
Co-obligation Fee, Indemnity and Security Agreement dated April 30, 2012 between General Electric Capital Corporation and us (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed May 4, 2012).
10.33.1	Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan dated as of March 3, 2009 (incorporated by reference to exhibit 10.26 to our Form 10-K filed March 11, 2009).
10.33.2	Amendment No. 1 dated December 12, 2009 Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan (incorporated by reference to exhibit 10.26 to our January 21, 2010 Form S-1).
10.33.3
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

*
Compensatory plans or contracts

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PENSKE AUTOMOTIVE GROUP, INC
As of December 31, 2013 and 2012 and For the Years Ended
December 31, 2013, 2012 and 2011

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Penske Automotive Group, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors that the Company's internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

        The Company acquired Western Star Trucks Australia in August 2013. Management has excluded from its assessment of effectiveness of the Company's internal control over financial reporting as of December 31, 2013, Western Star Trucks Australia's internal control over financial reporting which represents total assets constituting 4.5% of the Company's consolidated total assets as of December 31, 2013.

        The Company's independent registered public accounting firm that audited the consolidated financial statements included in the Company's Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-4.

Penske Automotive Group, Inc.
March 3, 2014

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of UAG UK Holdings Limited and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors that the Company's internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

        The Company acquired Western Star Trucks Australia in August 2013. Management has excluded from its assessment of effectiveness of the Company's internal control over financial reporting as of December 31, 2013, Western Star Trucks Australia's internal control over financial reporting which represents total assets constituting 12.3% of the Company's total assets as of December 31, 2013.

        The Company's independent registered public accounting firm that audited the consolidated financial statements of the Company (not included herein) has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-6.

UAG UK Holdings Limited
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Penske Automotive Group, Inc.
Bloomfield Hills, Michigan

        We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary), which statements reflect total assets constituting 39% and 35% of consolidated total assets as of December 31, 2013 and 2012, respectively, and total revenues constituting 36%, 36%, and 35% of consolidated total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Those financial statements and the effectiveness of UAG UK Holdings Limited and subsidiaries' internal control over financial reporting were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited and subsidiaries and to the effectiveness of UAG UK Holdings Limited and subsidiaries' internal control over financial reporting, is based solely on the report of the other auditors.

        As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Western Star Trucks Australia (a subsidiary of UAG UK Holdings Limited), which was acquired in August 2013 and which represents total assets constituting 4.5% of the Company's consolidated total assets as of December 31, 2013. Accordingly, the audit of the other auditors did not include the internal control over financial reporting at Western Star Trucks Australia.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for UAG UK Holdings Limited and subsidiaries) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Detroit, Michigan March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
UAG UK Holdings Limited:

        We have audited the consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        The Company acquired Western Star Trucks Australia in August 2013. Management has excluded from its assessment of effectiveness of the Company's internal control over financial reporting as of December 31, 2013, Western Star Trucks Australia's internal control over financial reporting which represents total assets constituting 12.3% of the Company's total assets as of December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Western Star Trucks Australia.

/s/ KPMG Audit Plc

Birmingham, United Kingdom
March 3, 2014

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$49.8	$43.5
Accounts receivable, net of allowance for doubtful accounts of $3.4 and $2.9	606.2	550.9
Inventories	2,538.3	1,975.7
Other current assets	88.5	90.4
Assets held for sale	63.8	123.4

Total current assets	3,346.6	2,783.9
Property and equipment, net	1,241.0	1,022.9
Goodwill	1,148.7	971.7
Franchise value	300.3	276.6
Equity method investments	346.9	303.2
Other long-term assets	32.0	20.7

Total assets	$6,415.5	$5,379.0

LIABILITIES AND EQUITY
Floor plan notes payable	$1,704.4	$1,404.9
Floor plan notes payable—non-trade	903.2	711.4
Accounts payable	374.7	261.1
Accrued expenses	264.0	222.6
Current portion of long-term debt	50.0	19.5
Liabilities held for sale	35.5	75.6

Total current liabilities	3,331.8	2,695.1
Long-term debt	1,033.2	917.1
Deferred tax liabilities	361.4	287.8
Other long-term liabilities	167.0	162.7

Total liabilities	4,893.4	4,062.7
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 90,243,731 shares issued and outstanding at December 31, 2013; 90,294,765 shares issued and outstanding at December 31, 2012	—	—
Non-voting Common Stock, $0.0001 par value, 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	693.6	700.0
Retained earnings	799.2	611.0
Accumulated other comprehensive income (loss)	11.6	(6.8)

Total Penske Automotive Group stockholders' equity	1,504.4	1,304.2
Non-controlling interest	17.7	12.1

Total equity	1,522.1	1,316.3

Total liabilities and equity	$6,415.5	$5,379.0

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In millions, except share and per share amounts)
Revenue:
New vehicle	$7,619.5	$6,753.4	$5,605.8
Used vehicle	4,239.2	3,700.4	3,190.0
Finance and insurance, net	375.7	322.3	270.2
Service and parts	1,550.6	1,444.3	1,326.0
Fleet and wholesale	715.3	859.9	647.4
Commercial vehicle and car rental	205.1	4.0	—

Total revenues	$14,705.4	$13,084.3	$11,039.4

Cost of sales:
New vehicle	7,034.7	6,208.0	5,141.2
Used vehicle	3,928.1	3,417.5	2,938.0
Service and parts	630.2	603.1	565.9
Fleet and wholesale	704.2	848.8	642.2
Commercial vehicle and car rental	148.4	1.2	—

Total cost of sales	12,445.6	11,078.6	9,287.3

Gross profit	2,259.8	2,005.7	1,752.1
Selling, general and administrative expenses	1,761.9	1,586.8	1,410.5
Depreciation	61.7	53.5	46.4

Operating income	436.2	365.4	295.2
Floor plan interest expense	(43.6)	(38.3)	(26.8)
Other interest expense	(47.9)	(46.8)	(44.1)
Debt discount amortization	—	—	(1.7)
Equity in earnings of affiliates	30.7	27.6	25.4
Debt redemption costs	—	(17.8)	—

Income from continuing operations before income taxes	375.4	290.1	248.0
Income taxes	(124.3)	(94.3)	(71.8)

Income from continuing operations	251.1	195.8	176.2
Income (Loss) from discontinued operations, net of tax	(5.4)	(8.6)	2.1

Net income	245.7	187.2	178.3
Less: Income attributable to non-controlling interests	1.5	1.7	1.4

Net income attributable to Penske Automotive Group common stockholders	$244.2	$185.5	$176.9

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$2.76	$2.15	$1.92
Discontinued operations	(0.06)	(0.10)	0.02
Net income attributable to Penske Automotive Group common stockholders	$2.71	$2.05	$1.94
Shares used in determining basic earnings per share	90,273,747	90,318,315	91,153,620
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$2.76	$2.15	$1.92
Discontinued operations	(0.06)	(0.10)	0.02
Net income attributable to Penske Automotive Group common stockholders	$2.70	$2.05	$1.94
Shares used in determining diluted earnings per share	90,330,621	90,342,315	91,274,132
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$251.1	$195.8	$176.2
Less: Income attributable to non-controlling interests	1.5	1.7	1.4

Income from continuing operations, net of tax	249.6	194.1	174.8
Income (loss) from discontinued operations, net of tax	(5.4)	(8.6)	2.1

Net income attributable to Penske Automotive Group common stockholders	$244.2	$185.5	$176.9

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net Income	$245.7	$187.2	$178.3
Other Comprehensive Income:
Foreign currency translation adjustment	11.5	18.5	(5.8)

Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax benefit of $0.3, $2.1, and $6.3, respectively	(0.4)	(3.2)	(9.7)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $2.9, $2.8, and $0.0, respectively	4.4	4.2	0.1

Unrealized gain (loss) on interest rate swaps, net of tax	4.0	1.0	(9.6)
Other adjustments to Comprehensive Income, net	3.4	(1.9)	(8.7)

Other Comprehensive Income (Loss), Net of Taxes	18.9	17.6	(24.1)

Comprehensive Income	264.6	204.8	154.2

Less: Comprehensive income attributable to non-controlling interests	2.0	1.9	1.4

Comprehensive income attributable to Penske Automotive Group common stockholders	$262.6	$202.9	$152.8

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Operating Activities:
Net income	$245.7	$187.2	$178.3
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	61.7	53.5	46.4
Debt discount amortization	—	—	1.7
Earnings of equity method investments	(23.0)	(18.6)	(25.4)
(Income) loss from discontinued operations, net of tax	5.4	8.6	(2.1)
Deferred income taxes	77.6	83.8	47.2
Debt redemption costs	—	17.8	—
Changes in operating assets and liabilities:
Accounts receivable	(38.7)	(90.3)	(60.8)
Inventories	(396.3)	(328.8)	(87.6)
Floor plan notes payable	297.1	417.9	78.9
Accounts payable and accrued expenses	79.3	14.3	(30.1)
Other	6.0	(20.8)	(9.7)

Net cash from (used in) continuing operating activities	314.8	324.6	136.8

Investing Activities:
Purchase of equipment and improvements	(169.9)	(152.3)	(131.7)
Purchase of car rental vehicles	(86.4)	(9.9)	—
Proceeds from sale-leaseback transactions	—	1.6	—
Acquisitions net, including repayment of sellers' floor plan notes payable of $29.6, $74.9 and $54.5, respectively	(338.1)	(250.2)	(232.1)
Other	6.8	8.8	2.9

Net cash from (used in) continuing investing activities	(587.6)	(402.0)	(360.9)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,102.8	761.3	663.4
Repayments under U.S. credit agreement revolving credit line	(1,062.8)	(843.3)	(531.4)
Repayments under U.S. credit agreement term loan	(12.0)	(17.0)	(7.0)
Issuance of 5.75% senior subordinated notes	—	550.0	—
Repurchase of 7.75% senior subordinated notes	—	(390.8)	—
Repurchase of 3.5% senior subordinated convertible notes	—	(62.7)	(87.3)
Net borrowings (repayments) of other long-term debt	53.1	47.3	30.2
Net borrowings (repayments) of floor plan notes payable—non-trade	191.8	71.6	197.0
Proceeds from borrowings under car rental revolver	109.0	23.2	—
Repayments under car rental revolver	(45.3)	—	—
Payment of deferred financing fees	—	(8.6)	—
Proceeds from exercises of options, including excess tax benefit	—	—	3.4
Repurchases of common stock	(15.8)	(9.8)	(44.3)
Dividends	(56.0)	(41.5)	(22.0)
Other	0.2	(1.1)	—

Net cash from (used in) continuing financing activities	265.0	78.6	202.0

Discontinued operations:
Net cash from (used in) discontinued operating activities	5.3	(1.1)	(74.2)
Net cash from (used in) discontinued investing activities	29.1	33.5	89.9
Net cash from (used in) discontinued financing activities	(20.3)	(16.9)	15.3

Net cash from (used in) discontinued operations	14.1	15.5	31.0

Net change in cash and cash equivalents	6.3	16.7	8.9
Cash and cash equivalents, beginning of period	43.5	26.8	17.9

Cash and cash equivalents, end of period	$49.8	$43.5	$26.8

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$92.2	$76.3	$73.1
Income taxes	33.5	41.9	53.1
Seller financed/assumed debt	—	—	4.9

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

	Voting and Non-voting Common Stock
						Total Stockholders' Equity Attributable to Penske Automotive Group
					Accumulated Other Comprehensive Income (Loss)
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings			Non-controlling Interest	Total Equity
Balance, January 1, 2011	92,099,552	$—	$738.7	$312.1	$(0.1)	$1,050.7	$4.3	$1,055.0
Equity compensation	391,904	—	5.1	—	—	5.1	—	5.1
Exercise of options, including tax benefit of $0.2	235,668	—	3.4	—	—	3.4	—	3.4
Repurchase of common stock	(2,449,768)	—	(44.3)	—	—	(44.3)	—	(44.3)
Dividends ($0.24 per share)	—	—	—	(22.0)	—	(22.0)	—	(22.0)
Distributions to non-controlling interests	—	—	—	—	—	—	(1.4)	(1.4)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Sale of subsidiary shares to non-controlling interest	—	—	0.2	—	—	0.2	0.1	0.3
Foreign currency translation	—	—	—	—	(5.8)	(5.8)	—	(5.8)
Interest rate swaps	—	—	—	—	(9.6)	(9.6)	—	(9.6)
Other	—	—	—	—	(8.7)	(8.7)	—	(8.7)
Net income	—	—	—	176.9	—	176.9	1.4	178.3

Balance, December 31, 2011	90,277,356	—	702.3	467.0	(24.2)	1,145.1	4.4	1,149.5
Equity compensation	423,040	—	6.6	—	—	6.6	—	6.6
Repurchase of common stock	(405,631)	—	(9.8)	—	—	(9.8)	—	(9.8)
Dividends ($0.46 per share)	—	—	—	(41.5)	—	(41.5)	—	(41.5)
Repurchase of 3.5% senior subordinated convertible notes	—	—	0.6	—	—	0.6	—	0.6
Distributions to non-controlling interests	—	—	—	—	—	—	(1.4)	(1.4)
Sale of subsidiary shares to non-controlling interest	—	—	0.3	—	—	0.3	7.2	7.5
Foreign currency translation	—	—	—	—	18.3	18.3	0.2	18.5
Interest rate swaps	—	—	—	—	1.0	1.0	—	1.0
Other	—	—	—	—	(1.9)	(1.9)	—	(1.9)
Net income	—	—	—	185.5	—	185.5	1.7	187.2

Balance, December 31, 2012	90,294,765	—	700.0	611.0	(6.8)	1,304.2	12.1	1,316.3
Equity compensation	456,784	—	9.2	—	—	9.2	—	9.2
Repurchase of common stock	(507,818)	—	(15.8)	—	—	(15.8)	—	(15.8)
Dividends ($0.62 per share)	—	—	—	(56.0)	—	(56.0)	—	(56.0)
Distributions to non-controlling interests	—	—	—	—	—	—	(1.3)	(1.3)
Sale of subsidiary shares to non-controlling interest	—	—	0.2	—	—	0.2	4.3	4.5
Deconsolidation of Italian investment	—	—	—	—	—	—	(8.3)	(8.3)
Reconsolidation of Italian investment	—	—	—	—	—	—	8.9	8.9
Foreign currency translation	—	—	—	—	11.0	11.0	0.5	11.5
Interest rate swaps	—	—	—	—	4.0	4.0	—	4.0
Other	—	—	—	—	3.4	3.4	—	3.4
Net income	—	—	—	244.2	—	244.2	1.5	245.7

Balance, December 31, 2013	90,243,731	$—	$693.6	$799.2	$11.6	$1,504.4	$17.7	$1,522.1

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except share and per share amounts)

1. Organization and Summary of Significant Accounting Policies

        Unless the context otherwise requires, the use of the terms "PAG," "we," "us," and "our" in these Notes to the Consolidated Financial Statements refers to Penske Automotive Group, Inc. and its consolidated subsidiaries.

  Business Overview and Concentrations

        We are an international transportation services company, operating retail automotive dealerships, commercial vehicle distribution and car rental franchises.

        Automotive Dealership.    We are the second largest automotive retailer headquartered in the U.S. as measured by the $14.7 billion in total revenue we generated in 2013. As of December 31, 2013, we operated 324 automotive retail franchises, of which 176 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

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

        For the year ended December 31, 2013, BMW/MINI franchises accounted for 25% of our total automotive dealership revenues, Audi/Volkswagen/Porsche/Bentley franchises accounted for 21%, Toyota/Lexus/Scion franchises accounted for 15%, Honda/Acura franchises accounted for 12%, and Mercedes-Benz/Sprinter/smart accounted for 11%. No other manufacturers' franchises accounted for more than 10% of our total automotive dealership revenues. At December 31, 2013 and 2012, we had receivables from manufacturers of $145.3 million and $125.0 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers' captive finance subsidiaries.

        During the year ended December 31, 2013, we acquired nine franchises. We were also awarded one franchise. We disposed of 30 franchises representing ten different brands, principally consisting of ten Toyota/Lexus and fifteen Chrysler/Jeep/Dodge franchises in the U.K.

        Commercial Vehicle.    On August 30, 2013, we completed the acquisition of Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business also includes three retail commercial vehicle dealerships. From our acquisition of this business on August 30, 2013 through December 31, 2013, this business generated $152.5 million of revenue through the distribution and retail sale of vehicles and parts to a network of more than 70 dealership locations.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        Car Rental.    We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations. Our car rental business generated $52.6 million of revenue during the year ended December 31, 2013 and complements our existing U.S. automotive dealership operations.

        Penske Truck Leasing.    We hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. ("PTL"), a leading provider of transportation services and supply chain management.

  Basis of Presentation

        Results for 2012 include $17.8 million of pre-tax costs associated with the repurchase and redemption of our previously outstanding $375.0 million of 7.75% senior subordinated notes. Results for 2011 include an $11.0 million net income tax benefit. The components of the net benefit include (a) a $17.0 million positive adjustment primarily from the release of amounts previously recorded in the U.K. as uncertain tax positions as such positions were accepted by the U.K. tax authorities and (b) a negative adjustment relating to a valuation allowance against certain U.K. deferred tax assets of $6.0 million as evidence supporting the future realizability of such assets was no longer available.

        The consolidated financial statements include all majority-owned subsidiaries. Investments in affiliated companies, representing an ownership interest in the voting stock of the affiliate of between 20% and 50% or an investment in a limited partnership or a limited liability corporation for which our investment is more than minor, are stated at the cost of acquisition plus our equity in undistributed net earnings since acquisition. All intercompany accounts and transactions have been eliminated in consolidation. We evaluated subsequent events through March 3, 2014, the date the consolidated financial statements were filed with the SEC.

        The consolidated financial statements, including the comparative periods presented, have been adjusted for entities that have been treated as discontinued operations through December 31, 2013 in accordance with generally accepted accounting principles.

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

  Contracts in Transit

        Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers' installment sales and lease contracts arising in connection with the sale of a vehicle by us.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $255.9 million and $236.2 million as of December 31, 2013 and 2012, respectively.

  Inventory Valuation

        Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories includes acquisition, reconditioning, dealer installed accessories, and transportation expenses and is determined using the specific identification method. Inventories of automotive dealership parts and accessories are accounted for using the "first-in, first-out" ("FIFO") method of inventory accounting and the cost is based on factory list prices.

  Property and Equipment

        Property and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than leasehold improvements, range between 3 and 15 years. Car rental fleet vehicles are depreciated to estimated fair market value over a period between 12 and 24 months, which is the average length of time a vehicle remains in our car rental fleet. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset, not to exceed 40 years.

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

  Intangible Assets

        Our principal intangible assets relate to our franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

assets acquired in business combinations. We believe the franchise values of our automotive dealerships have an indefinite useful life based on the following:

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

        We also believe the franchise values of our car rental market areas have an indefinite useful life because car rental is a mature industry for which the franchise environment is relatively static. Also, we do not anticipate difficulty renewing our long-term franchise agreements.

  Impairment Testing

        Franchise value impairment is assessed during the fourth quarter every year and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value of a franchise exceeds its estimated fair value and an impairment loss may be recognized up to that excess. The fair value of franchise value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, franchise profit margins, and the cost of capital. We also evaluate our franchise agreements in connection with the annual impairment testing to determine whether events and circumstances continue to support our assessment that the franchise agreements have an indefinite life.

        Goodwill impairment is assessed at the reporting unit level during the fourth quarter every year and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our commercial vehicle operating segment, our car rental business operating segment, and our investments in non-automotive retail operations. We have determined that the dealerships in each of our operating segments within the Retail reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. The goodwill included in our Other reportable segment relates to our commercial vehicle operating segment and our car rental business

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

operating segment. The car rental business operating segment has been identified as its own reporting unit. Our commercial vehicle operating segment has two geographic reporting units.

        For our retail operations reporting unit, we prepare a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2013, we concluded that it was not more likely than not that any of the retail operations reporting units' fair values were less than their carrying amount. If the additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an "income" valuation approach. The "income" valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe that this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

        For our car rental business reporting unit, we performed our initial impairment test by comparing the estimated fair value of the reporting unit with its carrying value. We estimated the fair value of our reporting unit using an "income" valuation approach. We concluded that the fair value of the reporting unit exceeded its carrying value.

  Investments

        We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $346.9 million and $303.2 million as of December 31, 2013 and 2012, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and the cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments' carrying value to fair value.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

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

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550.0	$565.1	$550.0	$563.8
Mortgage facilities	118.6	117.0	104.0	105.5

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue).

  Finance and Insurance Sales

        Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed auto protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.3 million and $23.4 million as of December 31, 2013 and 2012, respectively.

  Commercial Vehicle Revenue

        Revenue from the distribution of goods is recognized at the time of delivery of goods to the retailer.

  Car Rental Revenue

        Rental and rental related revenues are recognized over the period the vehicles and accessories are rented based on the terms of the rental contract. Taxes collected from customers and remitted to the governmental authorities are recorded on a net basis (excluded from revenue).

  Defined Contribution Plans

        We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expense of $15.1 million, $13.7 million, and $11.8 million relating to such plans during the years ended December 31, 2013, 2012, and 2011, respectively.

  Advertising

        Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $82.9 million, $81.4 million, and $68.7 million during the years ended December 31, 2013, 2012, and 2011, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $13.1 million, $12.1 million, and $10.5 million during the years ended December 31, 2013, 2012, and 2011, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

  Self Insurance

        We retain risk relating to certain of our general liability insurance, workers' compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above such pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $21.1 million and $20.1 million as of December 31, 2013 and 2012, respectively. Changes in the reserve estimate during 2013 relate primarily to our general liability and workers compensation programs.

  Earnings Per Share

        Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive effect of stock options. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2013, 2012, and 2011 follows:

	Year Ended December 31,
	2013	2012	2011
Weighted average number of common shares outstanding	90,273,747	90,318,315	91,153,620
Effect of non-participatory equity compensation	56,874	24,000	120,512

Weighted average number of common shares outstanding, including effect of dilutive securities	90,330,621	90,342,315	91,274,132

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

  Stock-Based Compensation

        Generally accepted accounting principles relating to share-based payments require us to record compensation expense for all awards based on their grant-date fair value. Our share-based payments have generally been in the form of "non-vested shares," the fair value of which are measured as if they were vested and issued on the grant date.

  New Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-02, "Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present either on the face of the statement of income or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We complied with the disclosure requirements of this ASU as shown in Note 15.

        In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU is effective prospectively for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-05 to affect our consolidated financial position, results of operations, or cash flows.

        In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815)—Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." The amendments in ASU No. 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We do not expect the adoption of ASU No. 2013-10 to affect our consolidated financial position, results of operations, or cash flows.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for the first annual period beginning after December 15, 2013. We do not expect adoption of ASU No. 2013-11 to affect our consolidated financial position, results of operations, or cash flows.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

2. Equity Method Investees

        As of December 31, 2013, we have investments in the following companies that are accounted for under the equity method: the Jacobs Group (50%), the Nix Group (50%), Penske Wynn Ferrari Maserati (50%), Max Cycles (50%), Innovative Media (45%), QEK Global Solutions (31%), Around-The Clock Freightliner (27%), Fleetwash, LLC (7%), and National Powersport Auctions (7%). Jacobs Group, Nix Group, and Penske Wynn Ferrari Maserati are engaged in the sale and servicing of automobiles. Max Cycles is engaged in the sale and servicing of BMW motorcycles, Innovative Media provides dealership graphics, QEK is an automotive fleet management company, Around-The Clock Freightliner is a retailer of Daimler branded medium, heavy and light-duty trucks in Texas and Oklahoma, Fleetwash provides vehicle fleet washing services, and National Powersport Auctions is an auctioneer of powersport vehicles. These investments in entities accounted for under the equity method amounted to $78.1 million and $60.4 million at December 31, 2013 and 2012, respectively.

        We also have a 9.0% limited partnership interest in PTL, a leading provider of transportation services and supply chain management. Our investment in PTL, which is accounted for under the equity method, amounted to $268.8 and $242.8 million at December 31, 2013 and 2012, respectively.

        The combined results of operations and financial position of our equity method investees are summarized as follows:

        Condensed income statement information:

	Year Ended December 31,
	2013	2012	2011
Revenues	$6,177.0	$6,043.4	$5,970.6
Gross margin	2,043.5	1,897.3	1,802.3
Net income	304.0	284.2	255.1
Equity in net income of affiliates	30.7	27.6	25.4

        Condensed balance sheet information:

	December 31,
	2013	2012
Current assets	$1,194.2	$1,129.7
Noncurrent assets	8,377.8	8,139.1

Total assets	$9,572.0	$9,268.8

Current liabilities	$888.8	$866.2
Noncurrent liabilities	6,517.5	6,475.5
Equity	2,165.7	1,927.1

Total liabilities and equity	$9,572.0	$9,268.8

3. Business Combinations

        During 2013 we acquired our commercial vehicle business, one Hertz car rental franchise market area and nine automotive retail franchises. These 2013 acquirees generated $229.1 million of revenue and $9.7 million of pre-tax income from our date of acquisition through December 31, 2013. During

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

2012 we acquired 26 franchises in our automotive retail operations. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2013 and 2012 follows:

	December 31,
	2013	2012
Accounts receivable	$20.1	$28.9
Inventory	161.6	123.7
Other current assets	2.7	0.6
Property and equipment	34.1	64.2
Indefinite-lived intangibles	191.4	115.1
Other non-current assets	9.0	0.7
Current liabilities	(79.5)	(59.7)
Non-current liabilities	(1.3)	(23.3)

Total cash used in acquisitions	338.1	250.2

        The following unaudited consolidated pro forma results of operations of PAG for the years ended December 31, 2013 and 2012 give effect to acquisitions consummated during 2013 and 2012 as if they had occurred on January 1, 2012:

	Year Ended December 31,
	2013	2012
Revenues	$15,277.7	$14,153.4
Income from continuing operations	267.5	225.0
Net income	260.5	214.8
Income from continuing operations per diluted common share	$2.94	$2.47
Net income per diluted common share	$2.88	$2.38

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        Combined financial information regarding entities accounted for as discontinued operations follows:

	Year Ended December 31,
	2013	2012	2011
Revenues	$263.2	$508.8	$830.1
Pre-tax income (loss)	(7.4)	(17.5)	0.3
Gain (loss) on disposal	0.8	8.1	3.3

	2013	2012
Inventory	$35.8	$69.2
Other assets	28.0	54.2

Total assets	63.8	123.4

Floor plan notes payable (including non-trade)	22.7	54.3
Other liabilities	12.8	21.3

Total liabilities	35.5	75.6

5. Inventories

        Inventories consisted of the following:

	December 31,
	2013	2012
New vehicles	$1,725.7	$1,410.5
Used vehicles	588.5	479.7
Commercial vehicles	126.9	—
Parts, accessories and other	97.2	85.5

Total inventories	$2,538.3	$1,975.7

        We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $35.5 million, $31.6 million, and $27.8 million during the years ended December 31, 2013, 2012, and 2011, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

6. Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2013	2012
Buildings and leasehold improvements	$1,096.7	$941.0
Furniture, fixtures and equipment	574.5	428.5

Total	1,671.2	1,369.5
Less: Accumulated depreciation	(430.2)	(346.6)

Property and equipment, net	$1,241.0	$1,022.9

        As of December 31, 2013 and 2012, approximately $27.8 million and $27.3 million, respectively, of capitalized interest is included in buildings and leasehold improvements and is being depreciated over the useful life of the related assets.

7. Intangible Assets

        Following is a summary of the changes in the carrying amount of goodwill and franchise value during the years ended December 31, 2013 and 2012, net of accumulated impairment losses recorded prior to December 31, 2011 of $606.3 million and $37.1 million, respectively:

	Goodwill	Franchise Value
Balance—December 31, 2011	$894.3	$219.3
Additions	61.7	53.4
Foreign currency translation	15.7	3.9

Balance—December 31, 2012	971.7	276.6
Additions	169.3	22.1
Deconsolidation of Italian investment	(7.2)	(2.9)
Reconsolidation of Italian investment	7.4	3.1
Foreign currency translation	7.5	1.4

Balance—December 31, 2013	$1,148.7	$300.3

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        Following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2013 and 2012:

	Retail	Other	Total
Balance—December 31, 2011	$894.3	$—	$894.3
Additions	57.8	3.9	61.7
Foreign currency translation	15.7	—	15.7

Balance—December 31, 2012	967.8	3.9	971.7
Additions	49.6	119.7	169.3
Deconsolidation of Italian investment	(7.2)	—	(7.2)
Reconsolidation of Italian investment	7.4	—	7.4
Foreign currency translation	9.0	(1.5)	7.5

Balance—December 31, 2013	$1,026.6	$122.1	$1,148.7

        We test for impairment in our intangible assets at least annually. We did not record any impairment charges relating to our intangibles in 2013, 2012 or 2011.

8. Vehicle Financing

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

        The floor plan agreements typically grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S., Australia and New Zealand are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate ("LIBOR"), the Finance House Bank Rate, the Euro Interbank Offered Rate or Australian or New Zealand Bank Bill Swap Rate ("BBSW"). The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 10, was 1.8%, 2.1%, and 1.8% for 2013, 2012, and 2011, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable—non-trade on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

9. Long-Term Debt

        Long-term debt consisted of the following:

	December 31,
	2013	2012
U.S. credit agreement—revolving credit line	$90.0	$50.0
U.S. credit agreement—term loan	98.0	110.0
U.K. credit agreement—revolving credit line	106.0	48.7
U.K. credit agreement—term loan	29.8	39.0
U.K. credit agreement—overdraft line of credit	—	6.8
5.75% senior subordinated notes due 2022	550.0	550.0
Car rental revolver	86.9	23.2
Working capital loan agreement	—	—
Mortgage facilities	118.6	104.0
Other	3.9	4.8

Total long-term debt	$1,083.2	$936.6
Less: current portion	(50.0)	(19.5)

Net long-term debt	$1,033.2	$917.1

        Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2014	$50.0
2015	186.7
2016	194.9
2017	46.6
2018	2.9
2019 and thereafter	602.1

Total long-term debt reported	$1,083.2

  U.S. Credit Agreement

        We are party to a credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, as amended (the "U.S. credit agreement"), which provides for up to $375.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, a non-amortizing term loan with a remaining balance of $98.0 million and for an additional $10.0 million of availability for letters of credit, through September 2016. The revolving loans bear interest at a defined LIBOR plus 2.25%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.25%, may be prepaid at any time, but then may not be re-borrowed.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders' equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

        The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2013, $98.0 million of term loans, $90.0 million of revolving loans, and no letters of credit were outstanding under the U.S. credit agreement. We repaid $12.0 million and $17.0 under the term loan in 2013 and 2012, respectively.

  U.K. Credit Agreement

        Our subsidiaries in the U.K. (the "U.K. subsidiaries") are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the "U.K. credit agreement") to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2013, outstanding loans under the U.K. credit agreement amounted to £64.0 million ($106.0 million).

        The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments ("EBITAR") to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed.

        The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries' assets are subject to security interests granted to lenders under the U.K. credit agreement. In July 2013, we amended the U.K. credit agreement and U.K. term loan to provide the U.K. subsidiaries with covenant flexibility to fund the purchase of our commercial vehicle business and operate the subsidiaries acquired.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        In 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due on December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries' ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of December 31, 2013, the amount outstanding under the U.K. term loan was £18.0 million ($29.8 million).

  5.75% Senior Subordinated Notes

        In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the "5.75% Notes").

        Interest on the 5.75% Notes is payable semi-annually on April 1 and October 1 of each year. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default.

        On or after October 1, 2017, we may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.75% Notes using the proceeds of specified equity offerings at any time prior to October 1, 2015 at a price specified in the indenture.

        If we experience certain "change of control" events specified in the indenture, holders of the 5.75% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

  Car Rental Revolver

        We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $200.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our car rental operations' other assets, requires us to make monthly curtailment payments (prepayments of principal) and expires in October 2015. Vehicle principal balances must be paid in full within twelve to twenty-four months, depending on the year, make and model of the vehicle. As of December 31, 2013, outstanding loans under the car rental revolver amounted to $86.9 million.

  Working Capital Loan Agreement

        In December 2013 we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($25.0 million) of working capital availability. This agreement provides the lender with a secured interest in certain

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

inventory and receivables of our commercial vehicle business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of December 31, 2013, no loans were outstanding under the working capital loan agreement.

  Mortgage Facilities

        We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2013, we owed $118.6 million of principal under our mortgage facilities.

10. Derivatives and Hedging

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

        We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of December 31, 2013 and 2012, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $7.7 million and $14.3 million, respectively. During 2013 and 2012, there was no hedge ineffectiveness recorded in our income statement. During the year ended December 31, 2013, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 31 basis points.

        Our commercial vehicle business sells vehicles and parts purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, we enter into forward foreign exchange contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our forward foreign exchange contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the forward foreign exchange contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $2.2 million as of December 31, 2013.

11. Commitments and Contingent Liabilities

        We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2013, we were not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

these matters could have a material effect on our results of operations, financial condition or cash flows.

        We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at our election. We estimate the total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.9 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a "rent coverage" ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of December 31, 2013, we were in compliance with all covenants under these leases.

        Minimum future rental payments required under operating leases in effect as of December 31, 2013 are as follows:

2014	$193.6
2015	194.7
2016	193.5
2017	193.3
2018	191.9
2019 and thereafter	3,972.2

$4,939.2

        Rent expense for the years ended December 31, 2013, 2012, and 2011 amounted to $181.2 million, $171.2 million, and $163.2 million, respectively. Of the total rental payments, $0.1 million, $0.2 million, and $0.4 million, respectively, were made to related parties during 2013, 2012, and 2011, respectively (See Note 12).

        We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. The aggregate rent paid by the tenants on those properties in 2013 was approximately $24.4 million, and, in aggregate, we currently guarantee or are otherwise liable for approximately $266.4 million of these lease payments, including lease payments during available renewal periods.

        We hold a 9.0% limited partnership interest in PTL. Historically General Electric Credit Corporation ("GECC") has provided PTL with a majority of its financing. PTL has refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company ("Holdings"), which, together with GECC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 (the "Holdings Bonds"). GECC agreed to be a co-obligor of the Holdings Bonds in

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

order to achieve lower interest rates on the Holdings Bonds. Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, we have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $0.95 million for acting as co-obligor. The maximum amount of our potential obligations to GECC under this agreement are 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

        Our floor plan credit agreement with Mercedes Benz Financial Services Australia ("MBA") provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement with MBA is terminated.

        We have $18.6 million of letters of credit outstanding as of December 31, 2013, and have posted $9.4 million of surety bonds in the ordinary course of business.

12. Related Party Transactions

        We are currently a tenant under a number of non-cancelable lease agreements with Automotive Group Realty, LLC and its subsidiaries (together "AGR"), which are subsidiaries of Penske Corporation. During 2013, 2012, and 2011, we paid $0.1 million, $0.2 million, and $0.4 million, respectively, to AGR under these lease agreements. From time to time, we may sell AGR real property and improvements that are subsequently leased by AGR to us. In addition, we may purchase real property or improvements from AGR. Any such transaction is valued at a price that is independently confirmed.

        We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each other's behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider's cost or an amount mutually agreed upon by both parties. During 2013, 2012, and 2011, Penske Corporation and its affiliates billed us $6.3 million, $5.3 million, and $4.9 million, respectively, and we billed Penske Corporation and its affiliates $24 thousand, $31 thousand, and $72 thousand, respectively, for such services. As of December 31, 2013 and 2012, we had $0 and $2 thousand of receivables from and $0.6 million and $0.5 million of payables to Penske Corporation and its subsidiaries, respectively.

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

        We are a 9.0% limited partner of PTL, a leading provider of transportation services and supply chain management. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.1% is owned by direct and indirect subsidiaries of GECC. We are party to agreements among the other partners which, among other things, provide us with specified distribution and governance rights and

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

restricts our ability to transfer our interests. In 2013, 2012, and 2011, we received $9.9 million, $18.5 million, and $7.8 million, respectively, from PTL in pro rata cash dividends.

        We are also party to an agreement pursuant to which PTL subleases a portion of our dealership location in New Jersey for $60 thousand per year plus its pro rata share of certain property expenses. In 2009, PTL began hosting our disaster recovery site. Annual fees paid to PTL for this service are $46 thousand.

        From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2013, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	83.57	%(A)(C)
Greenwich, Connecticut	Mercedes-Benz	80.00	%(B)(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën	50.00	%(D)
Northern Italy	BMW, MINI	70.00	%(C)

(A)
An entity controlled by one of our directors, Lucio A. Noto (the "Investor"), owns a 16.43% interest in this joint venture which entitles the Investor to 20% of the joint venture's operating profits. In addition, the Investor has an option to purchase up to a total 20% interest in the joint venture for specified amounts.

(B)
An entity controlled by one of our directors, Lucio A. Noto (the "Investor"), owns a 20% interest in this joint venture which entitles the Investor to 20% of the joint venture's operating profits.

(C)
Entity is consolidated in our financial statements.

(D)
Entity is accounted for using the equity method of accounting.

13. Stock-Based Compensation

        Key employees, outside directors, consultants and advisors of PAG are eligible to receive stock-based compensation pursuant to the terms of our 2012 Equity Incentive Plan. This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. The plan is a three year plan which originally allowed for 2,000,000 awards of which, as of December 31, 2013, 1,510,463 shares of common stock were available for grant. Compensation expense related to these plans was $9.8 million, $6.8 million, and $6.0 million during the 2013, 2012, and 2011, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

  Restricted Stock

        During 2013, 2012, and 2011, we granted 448,026, 431,339, and 392,283 shares, respectively, of restricted common stock at no cost to participants under the plan. The restricted stock provides the holder voting and forfeitable dividend rights prior to vesting. The shares are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2013, there was $16.9 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the next four years.

        Presented below is a summary of the status of our restricted stock as of December 31, 2012 and 2013, and changes during the year ended December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
December 31, 2012	979,022	$15.28
Granted	448,026	31.41
Vested	(244,059)	15.74
Forfeited	(14,789)	23.29

December 31, 2013	1,168,200	$23.75	$55.1

14. Equity

        During 2013, we acquired 410,000 shares of our outstanding common stock for $12.7 million, or an average of $30.93 per share, under our existing securities repurchase program. Also during 2013, we acquired 97,818 shares of our common stock for $3.1 million, or an average of $32.13 per share, from employees in connection with a net share settlement feature of employee equity awards. During 2012, we acquired 405,631 shares of our outstanding common stock for $9.8 million, or an average of $24.23 per share. During 2011, we acquired 2,449,768 shares of our outstanding common stock for $44.3 million, or an average of $18.07 per share. As of December 31, 2013, we have $85.6 million in authorization under the repurchase program.

15. Accumulated Other Comprehensive Income / (Loss)

        Changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss) during the years ended

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

December 31, 2013, 2012, and 2011 attributable to Penske Automotive Group common stockholders follows:

	Foreign Currency Translation	Interest Rate Swaps	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(12.1)	$2.5	$9.5	$(0.1)
Other comprehensive income before reclassifications	(5.8)	(9.7)	(8.7)	(24.2)
Amounts reclassified from accumulated other comprehensive income—net of tax provision of $0.0	—	0.1	—	0.1

Net current-period other comprehensive income	(5.8)	(9.6)	(8.7)	(24.1)

Balance at December 31, 2011	(17.9)	(7.1)	0.8	(24.2)

Other comprehensive income before reclassifications	18.3	(3.2)	(1.9)	13.2
Amounts reclassified from accumulated other comprehensive income—net of tax provision of $2.8	—	4.2	—	4.2

Net current-period other comprehensive income	18.3	1.0	(1.9)	17.4

Balance at December 31, 2012	0.4	(6.1)	(1.1)	(6.8)

Other comprehensive income before reclassifications	11.9	(0.4)	3.4	14.9
Amounts reclassified from accumulated other comprehensive income—net of tax provision(benefit) of ($0.5) and $2.9, respectively	(0.9)	4.4	—	3.5

Net current-period other comprehensive income	11.0	4.0	3.4	18.4

Balance at December 31, 2013	$11.4	$(2.1)	$2.3	$11.6

        Within the amounts reclassified from accumulated other comprehensive income, the amounts associated with interest rate swaps are included in floor plan interest expense, and the amounts associated with foreign currency translation are included in selling, general, and administrative expenses.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

16. Income Taxes

        Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$7.8	$(16.7)	$16.0
State and local	5.1	1.2	3.7
Foreign	33.8	26.5	4.9

Total current	46.7	11.0	24.6

Deferred:
Federal	71.3	70.1	34.2
State and local	9.5	11.8	0.9
Foreign	(3.2)	1.4	12.1

Total deferred	77.6	83.3	47.2

Income taxes relating to continuing operations	$124.3	$94.3	$71.8

        Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2013	2012	2011
Income taxes relating to continuing operations at federal statutory rate of 35%	$131.4	$101.5	$86.8
State and local income taxes, net of federal taxes	8.6	7.1	1.9
Foreign	(15.7)	(12.2)	(0.9)
Uncertain tax positions	(0.2)	(1.4)	(16.1)
Other	0.2	(0.7)	0.1

Income taxes relating to continuing operations	$124.3	$94.3	$71.8

        In 2011, a settlement was reached with the U.K. tax authorities in relation to tax enquiries for the years 2004 to 2009 in relation to one of the U.K. companies, which represented approximately $16.0 million of the net uncertain tax position provision adjustment.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        The components of deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred Tax Assets
Accrued liabilities	$61.8	$51.2
Net operating loss carryforwards	13.7	14.1
Interest rate swap	3.1	5.7
Other	12.4	3.4

Total deferred tax assets	91.0	74.4
Valuation allowance	(14.6)	(14.6)

Net deferred tax assets	76.4	59.8

Deferred Tax Liabilities
Depreciation and amortization	(175.9)	(136.5)
Partnership investments	(219.0)	(178.6)
Convertible notes	(12.5)	(12.5)
Other	(1.3)	(0.5)

Total deferred tax liabilities	(408.7)	(328.1)

Net deferred tax liabilities	$(332.3)	$(268.3)

        We do not provide for U.S. taxes relating to undistributed earnings or losses of our foreign subsidiaries. Income from continuing operations before income taxes of foreign subsidiaries (which subsidiaries are predominately in the U.K.) was $134.7 million, $117.0 million, and $98.4 million during 2013, 2012, and 2011, respectively. It is our belief that such earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2013, we have not provided U.S. federal income taxes on a total temporary difference of $664.3 million related to the excess of financial reporting basis over tax basis in the foreign subsidiaries.

        At December 31, 2013, we have $160.3 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2014 through 2033, U.S. federal and state credit carryforwards of $2.4 million that will not expire, U.K. net operating loss carryforwards of $0.3 million that will not expire, U.K. capital loss carryforwards of $5.5 million that will not expire, German net operating loss carryforwards of $11.6 million that will not expire and Italian net operating loss carryforwards of $0.4 million that will not expire. We utilized $39.1 million of federal net operating loss carryforwards and $48.0 million of state net operating loss carryforwards in the U.S in 2013.

        A valuation allowance of $3.1 million has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $29 thousand has been recorded against the state credit carryforwards in the U.S. A valuation allowance of $3.6 million has been recorded as of December 31, 2013 against German net operating losses A valuation allowance of $7.9 million has been recorded as of December 31, 2013 against U.K. deferred tax assets related to buildings.

        Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

taxes. The movement in uncertain tax positions for the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Uncertain tax positions—January 1	$14.7	$14.9	$36.1
Gross increase—tax position in prior periods	0.3	1.3	0.7
Gross decrease—tax position in prior periods	(0.8)	(0.8)	(19.1)
Gross increase—current period tax position	0.1	—	—
Settlements	(0.4)	(0.9)	(2.2)
Lapse in statute of limitations	(0.1)	(0.3)	(0.5)
Foreign exchange	0.2	0.5	(0.1)

Uncertain tax positions—December 31	$14.0	$14.7	$14.9

        We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2013 was $2.7 million. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2012 and various foreign and U.S. state jurisdictions are open for periods ranging from 2002 through 2012. The portion of the total amount of uncertain tax positions as of December 31, 2013 that would, if recognized, impact the effective tax rate was $14.0 million.

        We have classified our tax reserves as a long-term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.

17. Segment Information

        Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our commercial vehicle operating segment, our car rental business operating segment, and our investments in non-automotive retail operations. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

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

	Retail	Other	Intersegment Elimination	Total
Revenues
2013	$14,532.2	$205.5	$(32.3)	$14,705.4
2012	13,084.9	4.0	(4.6)	13,084.3
2011	11,039.4	—	—	11,039.4
Floor plan interest expense
2013	$43.0	$0.6	$—	$43.6
2012	38.3	—	—	38.3
2011	26.8	—	—	26.8
Other interest expense
2013	$44.5	$3.4	$—	$47.9
2012	46.7	0.1	—	46.8
2011	44.1	—	—	44.1
Debt discount amortization
2013	$—	$—	$—	$—
2012	—	—	—	—
2011	1.7	—	—	1.7
Depreciation
2013	$60.4	$1.3	$—	$61.7
2012	53.5	—	—	53.5
2011	46.4	—	—	46.4
Equity in earnings of affiliates
2013	$4.9	$25.8	$—	$30.7
2012	3.3	24.3	—	27.6
2011	2.1	23.3	—	25.4
Adjusted segment income
2013	$341.1	$34.6	$(0.3)	$375.4
2012	284.3	23.7	(0.1)	307.9
2011	224.7	23.3	—	248.0

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes.

	Year Ended December 31,
	2013	2012	2011
Adjusted segment income	$375.4	$307.9	$248.0
Debt redemption costs	—	(17.8)	—

Income (loss) from continuing operations before income taxes	$375.4	$290.1	$248.0

        Total assets, equity method investments, and capital expenditures by reporting segment are as set forth in the table below.

	Retail	Other	Intersegment Elimination	Total
Total assets
2013	$5,747.6	$668.2	$(0.3)	$6,415.5
2012	5,101.3	277.8	(0.1)	5,379.0
Equity method investments
2013	$81.6	$265.3	$—	$346.9
2012	53.3	249.9	—	303.2
Capital expenditures
2013	$169.9	$86.4	$—	$256.3
2012	152.3	9.9	—	162.2
2011	131.7	—	—	131.7

        The following table presents certain data by geographic area:

	Year Ended December 31,
	2013	2012	2011
Sales to external customers:
U.S.	$9,466.3	$8,438.8	$7,174.3
Foreign	5,239.1	4,645.5	3,865.1

Total sales to external customers	$14,705.4	$13,084.3	$11,039.4

Long-lived assets, net:
U.S.	$1,172.1	$964.9
Foreign	447.8	381.9

Total long-lived assets	$1,619.9	$1,346.8

        The Company's foreign operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

18. Summary of Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013(1)(2)
Total revenues	$3,381.6	$3,669.9	$3,798.9	$3,855.0
Gross profit	531.5	565.1	576.8	586.4
Net income	58.0	62.5	65.5	59.7
Net income attributable to Penske Automotive Group common stockholders	57.7	62.0	65.3	59.2
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.64	$0.69	$0.72	$0.66
2012(1)(2)
Total revenues	$3,136.1	$3,286.7	$3,310.7	$3,350.8
Gross profit	491.9	501.6	498.9	513.3
Net income	47.0	49.6	41.3	49.3
Net income attributable to Penske Automotive Group common stockholders	46.8	49.1	41.0	48.6
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.52	$0.54	$0.45	$0.54

(1)
As discussed in Note 4, we have treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.

(2)
Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

19. Condensed Consolidating Financial Information

        The following tables include condensed consolidating financial information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash and cash equivalents	$49.8	$—	$—	$12.6	$37.2
Accounts receivable, net	606.2	(392.5)	392.5	387.5	218.7
Inventories	2,538.3	—	—	1,436.1	1,102.2
Other current assets	88.5	—	2.9	43.5	42.1
Assets held for sale	63.8	—	—	15.6	48.2

Total current assets	3,346.6	(392.5)	395.4	1,895.3	1,448.4
Property and equipment, net	1,241.0	—	4.0	808.8	428.2
Intangible assets	1,449.0	—	—	782.7	666.3
Equity method investments	346.9	—	295.0	—	51.9
Other long-term assets	32.0	(1,686.0)	1,697.4	5.3	15.3

Total assets	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

Floor plan notes payable	$1,704.4	$—	$—	$1,028.7	$675.7
Floor plan notes payable—non-trade	903.2	—	128.2	447.3	327.7
Accounts payable	374.7	—	3.4	143.2	228.1
Accrued expenses	264.0	(392.5)	0.1	123.6	532.8
Current portion of long-term debt	50.0	—	—	39.5	10.5
Liabilities held for sale	35.5	—	—	6.8	28.7

Total current liabilities	3,331.8	(392.5)	131.7	1,789.1	1,803.5
Long-term debt	1,033.2	(123.5)	738.0	158.3	260.4
Deferred tax liabilities	361.4	—	—	337.6	23.8
Other long-term liabilities	167.0	—	—	69.3	97.7

Total liabilities	4,893.4	(516.0)	869.7	2,354.3	2,185.4
Total equity	1,522.1	(1,562.5)	1,522.1	1,137.8	424.7

Total liabilities and equity	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash and cash equivalents	$43.5	$—	$—	$34.4	$9.1
Accounts receivable, net	550.9	(345.5)	345.5	366.2	184.7
Inventories	1,975.7	—	—	1,193.6	782.1
Other current assets	90.4	—	3.5	55.8	31.1
Assets held for sale	123.4	—	—	42.1	81.3

Total current assets	2,783.9	(345.5)	349.0	1,692.1	1,088.3
Property and equipment, net	1,022.9	—	4.5	640.8	377.6
Intangible assets	1,248.3	—	—	720.8	527.5
Equity method investments	303.2	—	252.8	—	50.4
Other long-term assets	20.7	(1,522.6)	1,535.9	5.0	2.4

Total assets	$5,379.0	$(1,868.1)	$2,142.2	$3,058.7	$2,046.2

Floor plan notes payable	$1,404.9	$—	$—	$893.8	$511.1
Floor plan notes payable—non-trade	711.4	—	112.1	344.8	254.5
Accounts payable	261.1	—	3.3	122.5	135.3
Accrued expenses	222.6	(345.5)	0.5	113.5	454.1
Current portion of long-term debt	19.5	—	—	9.8	9.7
Liabilities held for sale	75.6	—	—	21.8	53.8

Total current liabilities	2,695.1	(345.5)	115.9	1,506.2	1,418.5
Long-term debt	917.1	(76.0)	710.0	121.6	161.5
Deferred tax liabilities	287.8	—	—	260.4	27.4
Other long-term liabilities	162.7	—	—	85.1	77.6

Total liabilities	4,062.7	(421.5)	825.9	1,973.3	1,685.0
Total equity	1,316.3	(1,446.6)	1,316.3	1,085.4	361.2

Total liabilities and equity	$5,379.0	$(1,868.1)	$2,142.2	$3,058.7	$2,046.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues	$14,705.4	$—	$—	$8,761.6	$5,943.8
Cost of sales	12,445.6	—	—	7,348.4	5,097.2

Gross profit	2,259.8	—	—	1,413.2	846.6
Selling, general, and administrative expenses	1,761.9	—	21.4	1,077.4	663.1
Depreciation	61.7	—	1.8	35.8	24.1

Operating income (loss)	436.2	—	(23.2)	300.0	159.4
Floor plan interest expense	(43.6)	—	(9.6)	(20.0)	(14.0)
Other interest expense	(47.9)	—	(26.1)	(4.5)	(17.3)
Equity in earnings of affiliates	30.7	—	25.5	—	5.2
Equity in earnings of subsidiaries	—	(407.3)	407.3	—	—

Income from continuing operations before income taxes	375.4	(407.3)	373.9	275.5	133.3
Income taxes	(124.3)	135.4	(124.3)	(100.8)	(34.6)

Income from continuing operations	251.1	(271.9)	249.6	174.7	98.7
Loss from discontinued operations, net of tax	(5.4)	5.4	(5.4)	0.4	(5.8)

Net income	245.7	(266.5)	244.2	175.1	92.9
Other comprehensive income (loss), net of tax	18.9	(9.8)	18.9	4.0	5.8

Comprehensive income	264.6	(276.3)	263.1	179.1	98.7

Less: Comprehensive income attributable to the non-controlling interests	2.0	(0.5)	0.5	—	2.0

Comprehensive income attributable to Penske Automotive Group common stockholders	$262.6	$(275.8)	$262.6	$179.1	$96.7

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues	$13,084.3	$—	$—	$7,783.6	$5,300.7
Cost of sales	11,078.6	—	—	6,551.9	4,526.7

Gross profit	2,005.7	—	—	1,231.7	774.0
Selling, general, and administrative expenses	1,586.8	—	19.4	954.8	612.6
Depreciation	53.5	—	1.3	29.2	23.0

Operating income (loss)	365.4	—	(20.7)	247.7	138.4
Floor plan interest expense	(38.3)	—	(8.6)	(16.7)	(13.0)
Other interest expense	(46.8)	—	(29.5)	(0.6)	(16.7)
Equity in earnings of affiliates	27.6	—	24.0	—	3.6
Debt redemption costs	(17.8)	—	(17.8)	—	—
Equity in earnings of subsidiaries	—	(341.1)	341.1	—	—

Income from continuing operations before income taxes	290.1	(341.1)	288.5	230.4	112.3
Income taxes	(94.3)	111.6	(94.3)	(87.3)	(24.3)

Income from continuing operations	195.8	(229.5)	194.2	143.1	88.0
Loss from discontinued operations, net of tax	(8.6)	8.6	(8.6)	—	(8.6)

Net income	187.2	(220.9)	185.6	143.1	79.4
Other comprehensive income (loss), net of tax	17.6	(16.6)	17.6	1.0	15.6

Comprehensive income	204.8	(237.5)	203.2	144.1	95.0

Less: Comprehensive income attributable to non-controlling interests	1.9	(0.3)	0.3	—	1.9

Comprehensive income attributable to Penske Automotive Group common stockholders	$202.9	$(237.2)	$202.9	$144.1	$93.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2011

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues	$11,039.4	$—	$—	$6,609.3	$4,430.1
Cost of sales	9,287.3	—	—	5,507.8	3,779.5

Gross profit	1,752.1	—	—	1,101.5	650.6
Selling, general, and administrative expenses	1,410.5	—	19.0	879.2	512.3
Depreciation	46.4	—	1.3	25.7	19.4

Operating income (loss)	295.2	—	(20.3)	196.6	118.9
Floor plan interest expense	(26.8)	—	(1.4)	(13.8)	(11.6)
Other interest expense	(44.1)	—	(25.4)	(1.0)	(17.7)
Debt discount amortization	(1.7)	—	(1.7)	—	—
Equity in earnings of affiliates	25.4	—	23.0	—	2.4
Equity in earnings of subsidiaries	—	(272.4)	272.4	—	—

Income from continuing operations before income taxes	248.0	(272.4)	246.6	181.8	92.0
Income taxes	(71.8)	79.3	(71.8)	(53.0)	(26.3)

Income from continuing operations	176.2	(193.1)	174.8	128.8	65.7
Loss from discontinued operations, net of tax	2.1	(2.0)	2.1	3.1	(1.1)

Net income	178.3	(195.1)	176.9	131.9	64.6
Other comprehensive income (loss), net of tax	(24.1)	21.2	(24.1)	(9.6)	(11.6)

Comprehensive income	154.2	(173.9)	152.8	122.3	53.0

Less: Comprehensive income attributable to the non-controlling interests	1.4	—	—	—	1.4

Comprehensive income attributable to Penske Automotive Group common stockholders	$152.8	$(173.9)	$152.8	$122.3	$51.6

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash from (used in) continuing operating activities	$314.8	$46.6	$31.4	$236.8

Investing activities:
Purchase of property and equipment	(169.9)	(1.4)	(111.7)	(56.8)
Purchase of car rental vehicles	(86.4)	—	(86.4)	—
Acquisitions, net	(338.1)	—	(127.5)	(210.6)
Other	6.8	(17.5)	20.0	4.3

Net cash from (used in) continuing investing activities	(587.6)	(18.9)	(305.6)	(263.1)

Financing activities:
Net borrowings (repayments) of long-term debt	144.8	28.0	66.4	50.4
Net (repayments) borrowings of floor plan notes payable—non-trade	191.8	16.1	181.8	(6.1)
Repurchase of common stock	(15.8)	(15.8)	—	—
Dividends	(56.0)	(56.0)	—	—
Distributions from (to) parent	—	—	0.9	(0.9)
Other	0.2	—	—	0.2

Net cash from (used in) continuing financing activities	265.0	(27.7)	249.1	43.6
Net cash from discontinued operations	14.1	—	3.3	10.8

Net change in cash and cash equivalents	6.3	—	(21.8)	28.1
Cash and cash equivalents, beginning of period	43.5	—	34.4	9.1

Cash and cash equivalents, end of period	$49.8	$—	$12.6	$37.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash from (used in) continuing operating activities	$324.6	$45.5	$126.9	$152.2

Investing activities:
Purchase of equipment and improvements	(152.3)	(1.1)	(101.7)	(49.5)
Purchase of car rental vehicles	(9.9)	—	(9.9)	—
Proceeds from sale-leaseback transactions	1.6	—	—	1.6
Acquisitions, net	(250.2)	—	(115.8)	(134.4)
Other	8.8	(3.3)	4.8	7.3

Net cash from (used in) continuing investing activities	(402.0)	(4.4)	(222.6)	(175.0)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(62.7)	(62.7)	—	—
Issuance of 5.75% senior subordinated notes	550.0	550.0	—	—
Repurchase of 7.75% senior subordinated notes	(390.8)	(390.8)	—	—
Net borrowings (repayments) of long-term debt	(28.5)	(98.9)	50.9	19.5
Net borrowings (repayments) of floor plan notes payable—non-trade	71.6	21.2	42.7	7.7
Repurchases of common stock	(9.8)	(9.8)	—	—
Dividends	(41.5)	(41.5)	—	—
Payment of deferred financing fees	(8.6)	(8.6)	—	—
Other	(1.1)	—	—	(1.1)
Distributions from (to) parent	—	—	5.2	(5.2)

Net cash from (used in) continuing financing activities	78.6	(41.1)	98.8	20.9
Net cash from (used in) discontinued operations	15.5	—	5.5	10.0

Net change in cash and cash equivalents	16.7	—	8.6	8.1
Cash and cash equivalents, beginning of period	26.8	—	25.8	1.0

Cash and cash equivalents, end of period	$43.5	$—	$34.4	$9.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2011

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash from (used in) continuing operating activities	$136.8	$(39.4)	$188.6	$(12.4)

Investing activities:
Purchase of equipment and improvements	(131.7)	(1.3)	(76.1)	(54.3)
Acquisitions, net	(232.1)	—	(194.3)	(37.8)
Other	2.9	—	—	2.9

Net cash from (used in) continuing investing activities	(360.9)	(1.3)	(270.4)	(89.2)

Financing activities:
Repurchase of 3.5% senior subordinated convertible notes	(87.3)	(87.3)	—	—
Net borrowings (repayments) of long-term debt	155.2	125.0	18.4	11.8
Net borrowings (repayments) of floor plan notes payable—non-trade	197.0	65.9	34.9	96.2
Proceeds from exercises of options, including excess tax benefit	3.4	3.4	—	—
Repurchases of common stock	(44.3)	(44.3)	—	—
Dividends	(22.0)	(22.0)	—	—
Distributions from (to) parent	—	—	6.1	(6.1)

Net cash from (used in) continuing financing activities	202.0	40.7	59.4	101.9
Net cash from discontinued operations	31.0	—	32.6	(1.6)

Net change in cash and cash equivalents	8.9	—	10.2	(1.3)
Cash and cash equivalents, beginning of period	17.9	—	15.6	2.3

Cash and cash equivalents, end of period	$26.8	$—	$25.8	$1.0

 Schedule II

PENSKE AUTOMOTIVE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions	Deductions, Recoveries, & Other	Balance at End of Year
Year Ended December 31, 2013
Allowance for doubtful accounts	$2.9	$1.0	$(0.5)	$3.4
Tax valuation allowance	14.6	1.6	(1.6)	14.6
Year Ended December 31, 2012
Allowance for doubtful accounts	$2.0	$0.9	$—	$2.9
Tax valuation allowance	11.8	3.0	(0.2)	14.6
Year Ended December 31, 2011
Allowance for doubtful accounts	$1.8	$1.0	$(0.8)	$2.0
Tax valuation allowance	7.3	8.8	(4.3)	11.8