Form 10-Q
period 2014-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2014-05-05
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

(248) 648-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 15, 2014, there were 90,550,026 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
	(In millions, except per share amounts)
ASSETS
Cash and cash equivalents	$54.9	$49.8
Accounts receivable, net of allowance for doubtful accounts of $3.9 and $2.4	677.7	600.8
Inventories	2,547.3	2,518.3
Other current assets	101.8	88.4
Assets held for sale	55.6	107.3

Total current assets	3,437.3	3,364.6
Property and equipment, net	1,301.2	1,232.2
Goodwill	1,205.6	1,144.5
Franchise value	296.3	295.4
Equity method investments	352.0	346.9
Other long-term assets	19.8	31.9

Total assets	$6,612.2	$6,415.5

LIABILITIES AND EQUITY
Floor plan notes payable	$1,721.6	$1,685.1
Floor plan notes payable — non-trade	908.7	901.6
Accounts payable	411.7	373.3
Accrued expenses	319.1	262.6
Current portion of long-term debt	65.1	50.0
Liabilities held for sale	36.9	59.7

Total current liabilities	3,463.1	3,332.3
Long-term debt	1,010.3	1,033.2
Deferred tax liabilities	364.8	361.4
Other long-term liabilities	190.8	166.5

Total liabilities	5,029.0	4,893.4
Commitments and contingent liabilities
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000 shares authorized; 90,550,026 shares issued and outstanding at March 31, 2014; 90,243,731 shares issued and outstanding at December 31, 2013	—	—
Non-voting Common Stock, $0.0001 par value, 7,125 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	696.9	693.6
Retained earnings	850.5	799.2
Accumulated other comprehensive income (loss)	18.0	11.6

Total Penske Automotive Group stockholders’ equity	1,565.4	1,504.4

Non-controlling interest	17.8	17.7

Total equity	1,583.2	1,522.1

Total liabilities and equity	$6,612.2	$6,415.5

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
New vehicle	$2,026.3	$1,716.8
Used vehicle	1,201.6	988.2
Finance and insurance, net	104.9	85.9
Service and parts	417.5	379.7
Fleet and wholesale	187.9	171.9
Commercial vehicles, car rental and other	109.8	6.8
Total revenues	$4,048.0	$3,349.3
Cost of sales:
New vehicle	1,869.6	1,583.1
Used vehicle	1,114.6	910.9
Service and parts	170.3	158.5
Fleet and wholesale	183.5	167.7
Commercial vehicles, car rental and other	86.0	2.5
Total cost of sales	3,424.0	2,822.7
Gross profit	624.0	526.6
Selling, general and administrative expenses	487.8	407.1
Depreciation	16.5	14.3
Operating income	119.7	105.2
Floor plan interest expense	(11.1)	(10.1)
Other interest expense	(13.1)	(11.5)
Equity in earnings of affiliates	5.1	2.3
Income from continuing operations before income taxes	100.6	85.9
Income taxes	(34.1)	(28.3)
Income from continuing operations	66.5	57.6
Income (Loss) from discontinued operations, net of tax	1.4	0.4
Net income	67.9	58.0
Less: Income attributable to non-controlling interests	0.4	0.3
Net income attributable to Penske Automotive Group common stockholders	$67.5	$57.7
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.73	$0.63
Discontinued operations	0.02	0.00
Net income attributable to Penske Automotive Group common stockholders	$0.75	$0.64
Shares used in determining basic earnings per share	90.4	90.4
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.73	$0.63
Discontinued operations	0.02	0.00
Net income attributable to Penske Automotive Group common stockholders	$0.75	$0.64
Shares used in determining diluted earnings per share	90.5	90.5
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$66.5	$57.6
Less: Income attributable to non-controlling interests	0.4	0.3
Income from continuing operations, net of tax	66.1	57.3
Income (Loss) from discontinued operations, net of tax	1.4	0.4
Net income attributable to Penske Automotive Group common stockholders	$67.5	$57.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	(In millions, except per share amounts)
Net Income	$67.9	$58.0
Other Comprehensive Income:
Foreign currency translation adjustment	9.3	(36.6)
Unrealized gain (loss) on interest rate swaps:
Unrealized gain(loss) arising during the period, net of tax benefits	(0.2)	(0.1)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $0.7, and $0.7, respectively	1.1	1.1
Unrealized gain (loss) on interest rate swaps, net of tax	0.9	1.0
Other adjustments to Comprehensive Income, net	(4.0)	(1.5)
Other Comprehensive Income(Loss), Net of Taxes	6.2	(37.1)
Comprehensive Income	74.1	20.9
Less: Comprehensive income attributable to non-controlling interests	0.2	0.9
Comprehensive income attributable to Penske Automotive Group common stockholders	$73.9	$20.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$67.9	$58.0
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	16.5	14.3
Earnings of equity method investments	(5.1)	(2.3)
(Income) loss from discontinued operations, net of tax	(1.4)	(0.4)
Deferred income taxes	(0.1)	11.6
Changes in operating assets and liabilities:
Accounts receivable	(77.5)	10.7
Inventories	(0.4)	(58.1)
Floor plan notes payable	36.5	29.4
Accounts payable and accrued expenses	87.4	30.0
Other	8.7	4.7
Net cash from continuing operating activities	132.5	97.9
Investing Activities:
Purchase of equipment and improvements	(34.5)	(32.8)
Purchase of car rental vehicles	(28.5)	(35.9)
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $22.4 and $0, respectively	(81.8)	(27.2)
Other	8.3	5.7
Net cash from continuing investing activities	(136.5)	(90.2)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	323.0	247.7
Repayments under U.S. credit agreement revolving credit line	(313.0)	(287.7)
Proceeds from borrowings under car rental revolver	28.0	49.8
Repayments of car rental revolver	(13.7)	—
Net borrowings (repayments) of other long-term debt	(36.3)	(49.3)
Net borrowings (repayments) of floor plan notes payable — non-trade	7.1	41.7
Repurchases of common stock	—	(12.7)
Dividends	(16.2)	(12.6)
Net cash from continuing financing activities	(21.1)	(23.1)
Discontinued operations:
Net cash from discontinued operating activities	(23.1)	3.2
Net cash from discontinued investing activities	54.0	0.8
Net cash from discontinued financing activities	(0.7)	(0.4)
Net cash from discontinued operations	30.2	3.6
Net change in cash and cash equivalents	5.1	(11.8)
Cash and cash equivalents, beginning of period	49.8	43.8
Cash and cash equivalents, end of period	$54.9	$32.0

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$17.6	$13.5
Income taxes	9.2	3.3

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders’ Equity
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Attributable to Penske Automotive Group	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2014	90,243,731	$—	$693.6	$799.2	$11.6	$1,504.4	$17.7	$1,522.1
Equity compensation	306,295	—	3.3	—	—	3.3	—	3.3
Dividends	—	—	—	(16.2)	—	(16.2)	—	(16.2)
Distributions to non-controlling interests	—	—	—	—	—	—	(0.3)	(0.3)
Purchase of controlling interest	—	—	—	—	—	—	0.2	0.2
Foreign currency translation	—	—	—	—	9.5	9.5	(0.2)	9.3
Interest rate swaps	—	—	—	—	0.9	0.9	—	0.9
Other	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Net income	—	—	—	67.5	—	67.5	0.4	67.9
Balance, March 31, 2014	90,550,026	$—	$696.9	$850.5	$18.0	$1,565.4	$17.8	$1,583.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(In millions, except per share amounts)

1. Interim Financial Statements

Business Overview

We are an international transportation services company, operating retail automotive dealerships, commercial vehicle distribution and car rental franchises principally in the United States, Western Europe, Australia and New Zealand, and employing approximately 18,000 people worldwide.

Automotive Dealership. We are the second largest automotive retailer headquartered in the U.S. as measured by the $14.7 billion in total revenue we generated in 2013. As of March 31, 2014, we operated 323 automotive retail franchises, of which 175 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2014, we retailed and wholesaled more than 115,000 vehicles. We are diversified geographically, with 59% of our total automotive dealership revenues in the three months ended March 31, 2014 generated in the U.S. and Puerto Rico and 41% generated outside the U.S. We offer over 35 vehicle brands, with 72% of our automotive dealership revenue in the three months ended March 31, 2014 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors which are subject to certain rights and restrictions typical of the industry.

During the three months ended March 31, 2014, we acquired one U.S. franchise, BMW of Greenwich (CT), were awarded one franchise and disposed of three franchises.

Commercial Vehicle.  On August 30, 2013, we acquired Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business distributes vehicles and parts to a network of more than 70 dealership locations including three company-owned retail commercial vehicle dealerships.

Car Rental. We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations with approximately 5,900 vehicles in the fleet. Our car rental business complements our existing U.S. automotive dealership operations.

Penske Truck Leasing. We hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (‘‘PTL’’), a leading provider of transportation services and supply chain management.

Basis of Presentation

The following unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2014 and December 31, 2013 and for the three month periods ended March 31, 2014 and 2013 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for the prior periods have been revised for entities that have been treated as discontinued operations through March 31, 2014, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU was effective prospectively for the first annual period beginning after December 15, 2013. The adoption of ASU No. 2013-05 has had no effect on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in ASU No. 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. This ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 has had no effect on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU was effective for the first annual period beginning after December 15, 2013. The adoption of ASU No. 2013-11 has had no effect on our consolidated financial position, results of operations, or cash flows.

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-8 changes the requirements for reporting discontinued operations to only allow presentation of a disposal of an entity or component of an entity as a discontinued operation if it represents a strategic shift that has (or will have) a major effect on an entities operations or financial results. This ASU is effective for the first annual period beginning after December 15, 2014. We anticipate the adoption of ASU No. 2014-8 to result in fewer of our disposals qualifying for discontinued operations treatment.

Discontinued Operations

We account for dispositions in our retail operations as discontinued operations when it is evident that the operations and cash flows of a franchise being disposed of will be eliminated from on-going operations and that we will not have any significant continuing involvement in its operations.

In evaluating whether the cash flows of a dealership in our Retail reportable segment will be eliminated from ongoing operations, we consider whether it is likely that customers will migrate to similar franchises that we own in the same geographic market. Our consideration includes an evaluation of the brands sold at other dealerships we operate in the market and their proximity to the franchise being disposed. When we dispose of franchises, we typically do not have continuing brand representation in that market. If the franchise being disposed of is located in a complex of PAG owned dealerships, we do not treat the disposition as a discontinued operation if we believe that the cash flows previously generated by the disposed franchise will be replaced by expanded operations of the remaining or replacement franchises.

Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended March 31,
	2014	2013
Revenues	$46.6	$136.3
Pre-tax income (loss)	$(8.2)	$1.0
Pre-tax gain (loss) on disposal	$14.8	$—

	March 31,	December 31,
	2014	2013

Inventories	$32.3	$55.8
Other assets	23.3	51.5
Total assets	$55.6	$107.3

Floor plan notes payable (including non-trade)	$21.8	$43.6
Other liabilities	15.1	16.1
Total liabilities	$36.9	$59.7

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

	March 31, 2014
	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550.0	$577.5
Mortgage facilities	$117.6	116.0

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2014	2013
New vehicles	$1,693.8	$1,709.4
Used vehicles	600.1	589.2
Commercial vehicles	124.0	98.9
Parts, accessories and other	129.4	120.8

Total inventories	$2,547.3	$2,518.3

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $8.4 million and $7.7 million during the three months ended March 31, 2014 and 2013, respectively.

3. Business Combinations

We acquired one automotive retail franchise during the three months ended March 31, 2014 and one Hertz car rental franchise market area during the three months ended March 31, 2013. During the three months ended March 31, 2014 we also made an additional investment in an entity previously accounted under the equity method.  Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2014 and 2013 follows:

	March 31,
	2014	2013
Accounts receivable	$0.7	$—
Inventory	27.2	0.1
Other current assets	1.1	0.1
Property and equipment	3.8	20.0
Indefinite-lived intangibles	54.5	7.0
Current liabilities	(2.0)	—
Non-current liabilities	(2.2)	—
Total consideration	83.1	27.2
Seller financed/assumed debt	(1.3)	—
Cash used in dealership acquisitions	$81.8	$27.2

The following unaudited consolidated pro forma results of operations of PAG for the three months ended March 31, 2014 and 2013 give effect to acquisitions consummated during 2014 and 2013 as if they had occurred on January 1, 2013:

	Three Months Ended March 31,
	2014	2013
Revenues	$4,080.9	$3,809.9
Income from continuing operations	66.0	69.2
Net income	67.4	69.6
Income from continuing operations per diluted common share	$0.73	$0.76
Net income per diluted common share	$0.74	$0.77

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the three months ended March 31, 2014:

	Goodwill	Franchise Value
Balance, January 1, 2014	$1,144.5	$295.4
Additions	54.5	—
Disposals	—	—
Foreign currency translation	6.6	0.9
Balance, March 31, 2014	$1,205.6	$296.3

All additions were within our Retail reportable segment. As of March 31, 2014, the goodwill balance within our Retail and Other reportable segments was $1,077.5 million and $128.1 million, respectively.

5. Vehicle Financing

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

The floor plan agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries, and in the U.S., Australia and New Zealand are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (‘‘LIBOR’’), the Finance House Bank Rate, the Euro Interbank Offered Rate or Australian or New Zealand Bank Bill Swap Rate (‘‘BBSW’’). The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 8, was 1.9% and 2.2% for the three months ended March 31, 2014 and 2013, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable—non-trade on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 follows:

	Three Months Ended
	March 31,
	2014	2013
Weighted average number of common shares outstanding	90,437,732	90,420,509
Effect of non-participatory equity compensation	36,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	90,473,732	90,456,509

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2014	2013
U.S. credit agreement - revolving credit line	$100.0	$90.0
U.S. credit agreement - term loan	98.0	98.0
U.K. credit agreement - revolving credit line	73.3	106.0
U.K. credit agreement - term loan	27.5	29.8
U.K. credit agreement - overdraft line of credit	—	—
5.75% senior subordinated notes due 2022	550.0	550.0
Rental car revolver	101.2	86.9
Mortgage facilities	117.6	118.6
Other	7.8	3.9
Total long-term debt	1,075.4	1,083.2
Less: current portion	(65.1)	(50.0)
Net long-term debt	$1,010.3	$1,033.2

U.S. Credit Agreement

On April 1, 2014, we amended and restated our U. S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, principally to increase the revolving borrowing capacity from $375 million to $450 million and reduce the rate on collateralized borrowings to defined LIBOR plus 200 basis points (from defined LIBOR plus 225).

As amended, the U. S. credit agreement provides for up to $450 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes and a non-amortizing term loan with a balance of $98 million. The loans mature on the termination date of the facility which is September 30, 2016. The revolving loans now bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.00%, may be prepaid at any time, but then may not be re-borrowed.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of March 31, 2014, $100.0 million of revolver borrowings and $98.0 million of term loans were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2014, outstanding loans under the U.K. credit agreement amounted to £44.0 million ($73.3 million).

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

In 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of March 31, 2014, the amount outstanding under the U.K. term loan was £16.5 million ($27.5 million).

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

Car Rental Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $200.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2015. As of March 31, 2014, outstanding loans under the rental car revolver amounted to $101.2 million.

Working Capital Loan Agreement

In December 2013 we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($25.9 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of March 31, 2014, no loans were outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2014, we owed $117.6 million of principal under our mortgage facilities.

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

We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of March 31, 2014 and December 31, 2013, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $6.2 million and $7.7 million, respectively. During 2014 and 2013, there was no hedge ineffectiveness recorded in our income statement. During the three months ended March 31, 2014, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 28 basis points.

Our commercial vehicle business sells vehicles and parts purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, we enter into forward foreign exchange contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our forward foreign exchange contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the forward foreign exchange contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $1.2 million as of March 31, 2014.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2014, we were not party to any legal proceedings, including class action lawsuits, that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of March 31, 2014, we were in compliance with all covenants under these leases.

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

We hold a 9.0% ownership interest in PTL. Historically General Electric Capital Corporation (“GECC”) has provided PTL with a majority of its financing. Since April 2012, PTL has refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co-issued $700.0 million of 3.8% senior unsecured notes due (the “Holdings Bonds”). GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, we have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $950 for acting as co-obligor. The maximum amount of our potential obligations to GECC under this agreement are 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $15.1 million of letters of credit outstanding as of March 31, 2014, and have posted $12.8 million of surety bonds in the ordinary course of business.

10. Accumulated Other Comprehensive Income / (Loss)

Changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss) during the three months ended March 31, 2014 and 2013, respectively, attributable to Penske Automotive Group common stockholders follows:

	Foreign Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at December 31, 2013	$11.4	$(2.1)	$2.3	$11.6
Other comprehensive income before reclassifications	9.5	(0.2)	(4.0)	5.3
Amounts reclassified from accumulated other comprehensive income - net of tax	—	1.1	—	1.1
Net current-period other comprehensive income	9.5	0.9	(4.0)	6.4
Balance at March 31, 2014	$20.9	$(1.2)	$(1.7)	$18.0

	Interest Rate Swaps	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(8.7)	$(1.2)	$3.0	$(6.9)
Other comprehensive income before reclassifications	(0.1)	(36.6)	(1.5)	(38.2)
Amounts reclassified from accumulated other comprehensive income - net of tax	1.1	(0.9)	0.0	0.2
Net current-period other comprehensive income	1.0	(37.5)	(1.5)	(38.0)
Balance at March 31, 2013	$(7.7)	$(38.7)	$1.5	$(44.9)

Within the amounts reclassified from accumulated other comprehensive income, amounts associated with interest rate swaps are included in floor plan interest expense.

11. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail, consisting of our automotive retail operations, and (ii) Other, consisting of our commercial vehicle operating segment, our car rental business operating segment and our investments in non-automotive retail operations operating segment. The Retail reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions).

Three Months Ended March 31

	Retail	Other	Intersegment Elimination	Total
Revenues
2014	$3,953.7	$109.8	$(15.5)	$4,048.0
2013	3,355.1	6.9	(12.7)	3,349.3
Segment income
2014	93.3	7.5	(0.2)	100.6
2013	84.7	1.3	(0.1)	85.9

12. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of March 31, 2014 and December 31, 2013 and for the three month periods ended March 31, 2014 and 2013 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing foreign entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and jointly and several. The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
			(In millions)

Cash and cash equivalents	$54.9	$—	$—	$7.7	$47.2
Accounts receivable, net	677.7	(396.2)	396.2	354.3	323.4
Inventories	2,547.3	—	—	1,400.5	1,146.8
Other current assets	101.8	—	2.5	31.9	67.4
Assets held for sale	55.6	—	—	11.8	43.8

Total current assets	3,437.3	(396.2)	398.7	1,806.2	1,628.6
Property and equipment, net	1,301.2	—	4.0	835.3	461.9
Intangible assets	1,501.9	—	—	826.4	675.5
Equity method investments	352.0	—	298.5	—	53.5
Other long-term assets	19.8	(1,747.7)	1,759.0	5.1	3.4

Total assets	$6,612.2	$(2,143.9)	$2,460.2	$3,473.0	$2,822.9

Floor plan notes payable	$1,721.6	$—	$—	$979.5	$742.1
Floor plan notes payable — non-trade	908.7	—	125.0	416.6	367.1
Accounts payable	411.7	—	4.0	143.2	264.5
Accrued expenses	319.1	(396.2)	—	150.1	565.2
Current portion of long-term debt	65.1	—	—	52.3	12.8
Liabilities held for sale	36.9	—	—	7.8	29.1

Total current liabilities	3,463.1	(396.2)	129.0	1,749.5	1,980.8
Long-term debt	1,010.3	(126.9)	748.0	158.9	230.3
Deferred tax liabilities	364.8	—	—	340.4	24.4
Other long-term liabilities	190.8	—	—	64.0	126.8

Total liabilities	5,029.0	(523.1)	877.0	2,312.8	2,362.3
Total equity	1,583.2	(1,620.8)	1,583.2	1,160.2	460.6

Total liabilities and equity	$6,612.2	$(2,143.9)	$2,460.2	$3,473.0	$2,822.9

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
			(In millions)

Cash and cash equivalents	$49.8	$—	$—	$12.6	$37.2
Accounts receivable, net	600.8	(392.5)	392.5	382.1	218.7
Inventories	2,518.3	—	—	1,416.2	1,102.1
Other current assets	88.4	—	2.9	43.4	42.1
Assets held for sale	107.3	—	—	61.0	46.3

Total current assets	3,364.6	(392.5)	395.4	1,915.3	1,446.4
Property and equipment, net	1,232.2	—	4.0	800.0	428.2
Intangible assets	1,439.9	—	—	771.6	668.3
Equity method investments	346.9	—	294.9	—	52.0
Other long-term assets	31.9	(1,686.0)	1,697.5	5.2	15.2

Total assets	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

Floor plan notes payable	$1,685.1	$—	$—	$1,009.5	$675.6
Floor plan notes payable — non-trade	901.6	—	128.1	445.7	327.8
Accounts payable	373.3	—	3.5	141.7	228.1
Accrued expenses	262.6	(392.5)	0.1	122.2	532.8
Current portion of long-term debt	50.0	—	—	39.5	10.5
Liabilities held for sale	59.7	—	—	31.0	28.7

Total current liabilities	3,332.3	(392.5)	131.7	1,789.6	1,803.5
Long-term debt	1,033.2	(123.6)	738.0	158.4	260.4
Deferred tax liabilities	361.4	—	—	337.6	23.8
Other long-term liabilities	166.5	—	—	68.8	97.7

Total liabilities	4,893.4	(516.1)	869.7	2,354.4	2,185.4
Total equity	1,522.1	(1,562.4)	1,522.1	1,137.7	424.7

Total liabilities and equity	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$4,048.0	$—	$—	$2,180.5	$1,867.5
Cost of sales	3,424.0	—	—	1,825.3	1,598.7

Gross profit	624.0	—	—	355.2	268.8
Selling, general and administrative expenses	487.8	—	5.8	286.6	195.4
Depreciation	16.5	—	0.3	9.3	6.9

Operating income (loss)	119.7	—	(6.1)	59.3	66.5
Floor plan interest expense	(11.1)	—	(2.4)	(5.0)	(3.7)
Other interest expense	(13.1)	—	(7.1)	(1.2)	(4.8)
Equity in earnings of affiliates	5.1	—	4.2	—	0.9
Equity in earnings of subsidiaries	—	(111.6)	111.6	—	—

Income (loss) from continuing operations before income taxes	100.6	(111.6)	100.2	53.1	58.9
Income taxes	(34.1)	37.9	(34.1)	(23.9)	(14.0)

Income (loss) from continuing operations	66.5	(73.7)	66.1	29.2	44.9
(Loss) income from discontinued operations, net of tax	1.4	(1.4)	1.4	7.0	(5.6)

Net income (loss)	67.9	(75.1)	67.5	36.2	39.3
Other comprehensive income (loss), net of tax	6.2	(6.8)	6.2	(2.4)	9.2

Comprehensive income	74.1	(81.9)	73.7	33.8	48.5
Less: Comprehensive income attributable to the non-controlling interests	0.2	0.2	(0.2)	—	0.2

Comprehensive income attributable to Penske Automotive Group common stockholders	$73.9	$(82.1)	$73.9	$33.8	$48.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$3,349.3	$—	$—	$1,960.9	$1,388.4
Cost of sales	2,822.7	—	—	1,636.1	1,186.6

Gross profit	526.6	—	—	324.8	201.8
Selling, general and administrative expenses	407.1	—	5.2	250.0	151.9
Depreciation	14.3	—	0.4	8.0	5.9

Operating income (loss)	105.2	—	(5.6)	66.8	44.0
Floor plan interest expense	(10.1)	—	(2.3)	(4.7)	(3.1)
Other interest expense	(11.5)	—	(6.3)	(1.1)	(4.1)
Equity in earnings of affiliates	2.3	—	1.9	—	0.4
Equity in earnings of subsidiaries	—	(97.9)	97.9	—	—

Income (loss) from continuing operations before income taxes	85.9	(97.9)	85.6	61.0	37.2
Income taxes	(28.3)	32.2	(28.3)	(23.8)	(8.4)

Income (loss) from continuing operations	57.6	(65.7)	57.3	37.2	28.8
(Loss) income from discontinued operations, net of tax	0.4	(0.4)	0.4	0.8	(0.4)

Net income (loss)	58.0	(66.1)	57.7	38.0	28.4
Other comprehensive income (loss), net of tax	(37.1)	36.8	(37.1)	1.0	(37.8)

Comprehensive income	20.9	(29.3)	20.6	39.0	(9.4)
Less: Comprehensive income attributable to non-controlling interests	0.9	(0.5)	0.5	—	0.9

Comprehensive income attributable to Penske Automotive Group common stockholders	$20.0	$(28.8)	$20.1	$39.0	$(10.3)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash from continuing operating activities	$132.5	$9.7	$112.2	$10.6

Investing activities:
Purchase of equipment and improvements	(34.5)	(0.3)	(22.7)	(11.5)
Purchase of car rental vehicles	(28.5)	—	(28.5)	—
Acquisitions, net	(81.8)	—	(80.0)	(1.8)
Other	8.3	—	8.3	—

Net cash from continuing investing activities	(136.5)	(0.3)	(122.9)	(13.3)

Financing activities:
Net borrowings (repayments) of long-term debt	(12.0)	10.0	9.0	(31.0)
Net borrowings (repayments) of floor plan notes payable — non-trade	7.1	(3.2)	(29.1)	39.4
Dividends	(16.2)	(16.2)	—	—
Distributions from (to) parent	—	—	0.5	(0.5)

Net cash from continuing financing activities	(21.1)	(9.4)	(19.6)	7.9

Net cash from discontinued operations	30.2	—	25.4	4.8

Net change in cash and cash equivalents	5.1	—	(4.9)	10.0
Cash and cash equivalents, beginning of period	49.8	—	12.6	37.2

Cash and cash equivalents, end of period	$54.9	$—	$7.7	$47.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash from continuing operating activities	$97.9	$68.4	$26.6	$2.9

Investing activities:
Purchase of equipment and improvements	(32.8)	(0.3)	(21.6)	(10.9)
Purchase of car rental vehicles	(35.9)	—	(35.9)	—
Acquisitions, net	(27.2)	—	(27.2)	—
Other	5.7	—	—	5.7

Net cash from continuing investing activities	(90.2)	(0.3)	(84.7)	(5.2)

Financing activities:
Net borrowings (repayments) of long-term debt	(39.5)	(40.0)	52.3	(51.8)
Net borrowings (repayments) of floor plan notes payable — non-trade	41.7	(2.8)	(12.7)	57.2
Repurchase of common stock	(12.7)	(12.7)	—	—
Dividends	(12.6)	(12.6)	—	—
Distributions from (to) parent	—	—	0.4	(0.4)
Other	—	—	—	—

Net cash from continuing financing activities	(23.1)	(68.1)	40.0	5.0

Net cash from discontinued operations	3.6	—	0.4	3.2

Net change in cash and cash equivalents	(11.8)	0.0	(17.7)	5.9
Cash and cash equivalents, beginning of period	43.8	—	34.7	9.1

Cash and cash equivalents, end of period	$32.0	$0.0	$17.0	$15.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through March 31, 2014.

Overview

We are an international transportation services company, operating automotive retail dealerships, commercial vehicle distribution and car rental franchises principally in the United States, Western Europe, Australia and New Zealand, and employing approximately 18,000 people worldwide.

Automotive Dealership. We are the second largest automotive retailer headquartered in the U.S. as measured by the $14.7 billion in total revenue we generated in 2013. As of March 31, 2014, we operated 323 automotive retail franchises, of which 175 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2014, we retailed and wholesaled more than 115,000 vehicles. We are diversified geographically, with 59% of our total automotive dealership revenues in the three months ended March 31, 2014 generated in the U.S. and Puerto Rico and 41% generated outside the U.S. We offer over 35 vehicle brands, with 72% of our automotive dealership revenue in the three months ended March 31, 2013 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. Automotive dealerships represented 97.3% of our total revenues and 96.2% of our total gross profit in the three months ended March 31, 2014.

Commercial Vehicle. On August 30, 2013, we completed the acquisition of Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business distributes vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships. This business represented 2.3% of our total revenues and 2.6% of our total gross profit in the three months ended March 31, 2014.

Car Rental. We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations with approximately 5,900 vehicles in the fleet. Our Hertz car rental operations represented 0.3% of our total revenues and 1.2% of our total gross profit in the three months ended March 31, 2014 and complement our existing U.S. automotive dealership operations.

Penske Truck Leasing.  We also hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (‘‘PTL’’), a leading provider of transportation services and supply chain management. PTL operates and maintains approximately 205,000 vehicles and serves customers in North America South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% of PTL is owned by direct and indirect subsidiaries of General Electric Capital Corporation (‘‘GECC’’). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings each quarter on our statements of operations under the caption ‘‘Equity in Earnings of Affiliates,’’ which also includes the results of our other investments.

Outlook

The level of new automotive unit sales in our markets affects our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement in 2014. For the three months ended March 31, 2014, the U.S. automotive unit sales increased 1.4% to 3.75 million vehicles despite challenging weather conditions that affected much of the Central/Midwest and Northeastern markets during the quarter. We believe the U.S. automotive market will continue to improve based upon industry forecast from companies such as IHS Automotive, Edmunds and Kelley Blue Book, coupled with demand in the marketplace, an aging vehicle population, a strong credit environment for consumers, and the planned introduction of new models by many different vehicle brands.

During the first three months of 2014, U.K. vehicle registrations increased 13.7% from 2013 to 0.7 million registrations. We believe the U.K. market will continue to be resilient as a result of U.K. motorists responding positively to new products and the latest technologically advanced vehicles, particularly in the area of premium brand sales and attractive financing offers.

Our commercial vehicle distribution and retail operations business operates in the Australian and New Zealand heavy and medium duty truck markets, the bus market and the refuse collection vehicle market. In 2013, the Australia heavy duty truck market reported sales of 11,119 units, representing a decrease of 2.3% from 2012. The brands we represent in Australia maintained an 11.7% share of that market in 2013. We expect the Australian/New Zealand commercial vehicle market to be relatively stable in 2014 and look for positive results to impact our business as we integrate those operations.

We expect our car rental operations and PTL to also benefit from the improving economic conditions in the United States. As described in ‘‘Forward Looking Statements,’’ there are a number of factors that could cause actual results to differ materially from our expectations.

Operating Overview

Automotive dealerships represent the majority of our results of operations. New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer automobile leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs which are reimbursed directly by various OEM’s.

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

Aggregate gross profit increased $97.4 million, or 18.5%, during the three months ended 2014 compared to the same period in 2013. The increase in gross profit is largely attributable to same-store increases in new and used vehicle, finance and insurance and service and parts gross profit. Our retail gross margin percentage decreased from 16.3% during 2013 to 15.9% during 2014, due primarily to lower gross margin on new and used vehicle retail sales as well as an increase in the percentage of our revenues generated by vehicle sales, which carry a lower gross margin than other parts of our business.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing and includes interest relating to our commercial vehicle and car rental vehicle acquisitions. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (‘‘LIBOR’’), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate or the Australian or New Zealand Bank Bill Swap Rate (BBSW). Our floor plan interest expense has increased during 2014 as a result of an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during 2014 due to an increased level of borrowing in 2013 relating to our acquisition of the commercial vehicle business.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. Because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, our ability to integrate acquisitions, the success of our distribution of commercial vehicles and the return realized from our investments in various joint ventures and other non-consolidated investments. See ‘‘Forward-Looking Statements’’ below.

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

Revenue Recognition

Automotive Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the three months ended March 31, 2014 and 2013, we earned $134.2 million, and $110.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $130.9 million, and $108.2 million, respectively, was recorded as a reduction of cost of sales. The remaining $3.3 million and $2.7 million was recorded as a reduction of selling, general and administrative expenses.

Automotive Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed auto protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.9 million and $21.1 million as of March 31, 2014 and December 31, 2013, respectively.

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

For our retail operations reporting units, we prepare a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. If additional impairment testing was necessary, we would estimate the fair value of our reporting units using an ‘‘income’’ valuation approach. The ‘‘income’’ valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe that this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

For our car rental business reporting unit, we perform an analysis comparing the estimated fair value of the reporting unit with its carrying value. We estimate the fair value of our reporting unit using an ‘‘income’’ valuation approach.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $352.0 million and $346.9 million as of March 31, 2014 and December 31, 2013, respectively, including $271.2 relating to PTL as of March 31, 2014. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $25.2 million and $21.1 million as of March 31, 2014 and December 31, 2013, respectively. Changes in the reserve estimate during 2014 relate primarily to delays in first quarter medical claim billing by a third party provider and increases in our experience under our workers compensation program.

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

New Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU was effective prospectively for the first annual period beginning after December 15, 2013. The adoption of ASU No. 2013-05 has had no effect on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in ASU No. 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. This ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 has had no effect on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU was effective for the first annual period beginning after December 15, 2013. The adoption of ASU No. 2013-11 has had no effect on our consolidated financial position, results of operations, or cash flows.

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-8 changes the requirements for reporting discontinued operations to only allow presentation of a disposal of an entity or component of an entity as a discontinued operation if it represents a strategic shift that has (or will have) a major effect on an entities operations or financial results. This ASU is effective for the first annual period beginning after December 15, 2014. We anticipate the adoption of ASU No. 2014-8 to result in fewer of our disposals qualifying for discontinued operations treatment.

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2012, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2014 and in quarterly same store comparisons beginning with the quarter ended June 30, 2013.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Automotive Retail New Vehicle Data

			2014 vs 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
New retail unit sales	50,288	45,060	5,228	11.6%
Same-store new retail unit sales	48,243	44,693	3,550	7.9%
New retail sales revenue	$2,026.3	$1,716.8	309.5	18.0%
Same-store new retail sales revenue	$1,944.9	$1,702.5	242.4	14.2%
New retail sales revenue per unit	$40,294	$38,100	2,194	5.8%
Same-store new retail sales revenue per unit	$40,316	$38,094	2,222	5.8%
Gross profit — new	$156.7	$133.7	23.0	17.2%
Same-store gross profit — new	$150.2	$132.3	17.9	13.5%
Average gross profit per new vehicle retailed	$3,116	$2,966	150	5.1%
Same-store average gross profit per new vehicle retailed	$3,114	$2,961	153	5.2%
Gross margin % — new	7.7%	7.8%	(0.1)%	(1.3)%
Same-store gross margin % — new	7.7%	7.8%	(0.1)%	(1.3)%

Units

Retail unit sales of new vehicles increased 5,228 units, or 11.6%, from 2013 to 2014, including a 6.3% increase in the U.S. and a 23.3% increase internationally. The increase is due to a 3,550 unit, or 7.9%, increase in same-store retail unit sales during the period, coupled with a 1,678 unit increase from net dealership acquisitions. Same-store units increased 2.2% in the U.S. and 21.0% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. Our 2014 international business was also positively affected in the quarter by two more selling days because of the Easter holiday falling in March 2013 versus April in 2014 which caused an early shut down of the U.K. registration system in the prior year. The overall same-store increase was driven by a 12.9% increase in premium/luxury brands. Overall, we believe our premium, volume foreign, and domestic brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $309.5 million, or 18.0%, from 2013 to 2014. The increase is due to a $242.4 million, or 14.2%, increase in same-store revenues, coupled with a $67.1 million increase from net dealership acquisitions. Same-store retail revenue increased 4.8% in the U.S. and 33.1% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. Our 2014 international business was positively affected in the quarter by two more selling days because the Easter holiday fell in March 2013 versus April in 2014 causing an early shut down of the U.K. registration system in the prior year. The overall same-store revenue increase is due primarily to the 7.9% increase in retail unit sales, which increased revenue by $143.1 million, coupled with a $2,222, or 5.8%, increase in average selling prices per unit, which increased revenue by $99.3 million.

Gross Profit

Retail gross profit from new vehicle sales increased $23.0 million, or 17.2%, from 2013 to 2014. The increase is due to a $17.9 million, or 13.5%, increase in same-store gross profit, coupled with a $5.2 million increase from net dealership acquisitions. The same-store increase is due primarily to the 7.9% increase in retail unit sales, which increased gross profit by $11.1 million, coupled with a $153, or 5.2%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $6.8 million.

Automotive Retail Used Vehicle Data

			2014 vs. 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
Used retail unit sales	45,370	39,510	5,860	14.8%
Same-store used retail unit sales	43,832	39,063	4,769	12.2%
Used retail sales revenue	$1,201.6	$988.2	213.4	21.6%
Same-store used retail sales revenue	$1,164.6	$980.9	183.7	18.7%
Used retail sales revenue per unit	$26,484	$25,012	1,472	5.9%
Same-store used retail sales revenue per unit	$26,569	$25,111	1,458	5.8%
Gross profit — used	$87.0	$77.3	9.7	12.5%
Same-store gross profit — used	$83.7	$76.8	6.9	9.0%
Average gross profit per used vehicle retailed	$1,918	$1,957	(39)	(2.0)%
Same-store average gross profit per used vehicle retailed	$1,909	$1,965	(56)	(2.8)%
Gross margin % — used	7.2%	7.8%	(0.6)%	(7.7)%
Same-store gross margin % — used	7.2%	7.8%	(0.6)%	(7.7)%

Units

Retail unit sales of used vehicles increased 5,860 units, or 14.8%, from 2013 to 2014 including a 13.0% increase in the U.S. and a 18.6% increase internationally. The increase is due to a 4,769 unit, or 12.2%, increase in same-store retail unit sales, coupled with a 1,091 unit increase from net dealership acquisitions. Same-store units increased 10.2% in the U.S. and 16.5% internationally. Our 2014 international business was positively affected in the quarter by two more selling days because of the Easter holiday fell in March 2013 versus April in 2014. The overall same-store increase was driven by a 14.8% increase in premium/luxury brands and a 9.5% increase in volume foreign brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, an increase in lease returns, and our focus on retailing trade-ins and minimizing wholesaled vehicles.

Revenues

Used vehicle retail sales revenue increased $213.4 million, or 21.6%, from 2013 to 2014. The increase is due to a $183.7 million, or 18.7%, increase in same-store revenues, coupled with a $29.7 million increase from net dealership acquisitions. Same-store retail revenue increased 13.9% in the U.S. and 25.0% internationally. The overall same-store revenue increase is due to the 12.2% increase in same-store retail unit sales, which increased revenue by $126.7 million, coupled with a $1,458, or 5.8%, increase in comparative average selling prices per unit, which increased revenue by $57.0 million. Our 2014 international business was positively affected in the quarter by two more selling days because of the Easter holiday falling in March 2013 versus April in 2014.

Gross Profit

Retail gross profit from used vehicle sales increased $9.7 million, or 12.5%, from 2013 to 2014. The increase is due to a $6.9 million, or 9.0%, increase in same-store gross profit, coupled with a $2.8 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 12.2% increase in used retail unit sales, which increased gross profit by $9.1 million, somewhat offset by a $56, or 2.8%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $2.2 million.

Automotive Retail Finance and Insurance Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Finance and insurance revenue	$104.9	$85.9	$19.0	22.1%
Same-store finance and insurance revenue	$101.8	$85.8	$16.0	18.6%
Finance and insurance revenue per unit	$1,097	$1,015	$82	8.1%
Same-store finance and insurance revenue per unit	$1,105	$1,024	$81	7.9%

Finance and insurance revenue increased $19.0 million, or 22.1%, from 2013 to 2014. The increase is due to a $16.0 million, or 18.6%, increase in same-store revenues during the period, coupled with a $3.0 million increase from net dealership acquisitions. The same-store revenue increase is due to a 9.9% increase in same-store retail unit sales, which increased revenue by $9.2 million, coupled with an $81, or 7.9%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $6.8 million. Finance and insurance revenue per unit was up 7.4% to $1,048 per unit in the U.S. and up 8.4% to $1,190 per unit internationally. We believe the increases are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Automotive Retail Service and Parts Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Service and parts revenue	$417.5	$379.7	37.8	10.0%
Same-store service and parts revenue	$402.6	$375.1	27.5	7.3%
Gross profit	$247.2	$221.2	26.0	11.8%
Same-store gross profit	$240.1	$219.9	20.2	9.2%
Gross margin	59.2%	58.3%	0.9%	1.5%
Same-store gross margin	59.6%	58.6%	1.0%	1.7%

Revenues

Service and parts revenue increased $37.8 million, or 10.0%, from 2013 to 2014 including a 7.1% increase in the U.S. and a 17.0% increase internationally. The increase is due to a $27.5 million, or 7.3%, increase in same-store revenues during the period, coupled with a $10.3 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $20.3 million, or 7.7%, increase in customer pay revenue, a $3.2 million, or 3.9%, increase in warranty revenue, a $3.7 million, or 15.9%, increase in body shop revenue, and a $0.3 million, or 5.4%, increase in vehicle preparation revenue. However, same-store service and parts revenue was also adversely affected during the period by excessive weather related business closures in the Northeast and Central/Midwest.  We estimate that we lost approximately 280 combined service days in our dealerships in these areas. We believe that our parts and service business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years and recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased $26.0 million, or 11.8%, from 2013 to 2014 including a 7.2% increase in the U.S. and a 22.7% increase internationally. The increase is due to a $20.2 million, or 9.2%, increase in same-store gross profit during the period, coupled with a $5.7 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $27.5 million, or 7.3%, increase in same-store revenues, which increased gross profit by $16.4 million, coupled with a 1.5% increase in gross margin, which increased gross profit by $3.8 million. The same-store gross profit increase is composed of a $2.4 million, or 5.6%, increase in warranty gross profit, a $4.5 million, or 12.8%, increase in vehicle preparation gross profit, a $10.2 million, or 8.0%, increase in customer pay gross profit, and a $3.1 million, or 21.0%, increase in body shop gross profit. However, same-store service and parts gross profit was also adversely affected during the period by excessive weather related business closures in the Northeast and Central/Midwest.  We estimate that we lost approximately 280 combined service days in our dealerships in these areas resulting in lost gross profit.

Commercial Vehicle Data

We acquired our commercial vehicle business on August 30, 2013. During the three months ended March 31, 2014, this business generated $94.5 million of revenue and $16.0 million of gross profit through the distribution and retail sale of 442 vehicles and parts to a network of more than 70 dealership locations.

Car Rental Data

Car Rental revenue increased $6.9 million to $13.7 million from 2013 to 2014. Car rental gross profit increased $3.1 million to $7.4 million from 2013 to 2014. The significant increases are primarily due to the expansion of our Hertz car rental operations into certain markets in Indiana in March 2013.

Selling, General and Administrative Data

			2014 vs. 2013
Dollars in millions	2014	2013	Change	% Change
Personnel expense	$271.2	$231.0	$40.2	17.4%
Advertising expense	$21.6	$18.5	$3.1	16.8%
Rent & related expense	$67.4	$62.1	$5.3	8.5%
Other expense	$127.6	$95.5	$32.1	33.6%
Total SG&A expenses	$487.8	$407.1	$80.7	19.8%
Same-store SG&A expenses	$456.9	$403.0	$53.9	13.4%

Personnel expense as % of gross profit	43.4%	43.9%	(0.5)%	(1.1)%
Advertising expense as % of gross profit	3.5%	3.5%	0.0%	(1.6)%
Rent & related expense as % of gross profit	10.8%	11.8%	(1.0)%	(8.2)%
Other expense as % of gross profit	20.5%	18.1%	2.4%	12.8%
Total SG&A expenses as % of gross profit	78.2%	77.3%	0.9%	1.2%
Same-store SG&A expenses as % of gross profit	78.4%	77.2%	1.2%	1.6%

Selling, general and administrative expenses (“SG&A”) increased $80.7 million, or 19.8%, from $407.1 million to $487.8 million. The aggregate increase is due to a $53.9 million, or 13.4%, increase in same-store SG&A, coupled with a $26.8 million increase from net acquisitions. SG&A as a percentage of gross profit was 78.2%, an increase of 90 basis points compared to 77.3% in the prior year. SG&A expenses as a percentage of total revenue were 12.1% and 12.2% in the three months ended March 31, 2013 and 2014, respectively.  Same-store SG&A as a percentage of gross profit was adversely affected during the period by excessive weather related business closures in the Northeast and Central/Midwest.  We estimate we lost approximately 280 combined service days in our dealerships in these areas, resulting in lost gross profit.  In addition, we believe that we incurred additional general and administrative weather related expenses.

Depreciation

Depreciation increased $2.2 million, or 15.4%, from the first quarter of 2013 to 2014. The increase is due to a $1.7 million, or 11.7%, increase in same-store depreciation, coupled with a $0.5 million increase from net dealership acquisitions. The same-store increase is primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $1.0 million, or 9.9%, from the first quarter of 2013 to 2014. This increase is due primarily to a $0.6 million, or 6.3%, increase in same-store floor plan interest expense and a $0.4 million increase from net acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $1.6 million, or 13.9%, from the first quarter of 2013 to 2014. Our other interest expense has increased during 2014 due to an increased level of borrowing in 2013 relating to our acquisition of the commercial vehicle business.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $2.8 million or 121.7%, from the first quarter of 2013 to 2014. The increase was primarily attributable to an increase in equity in earnings from our investment in PTL and earnings from non-automotive retail joint ventures acquired since March 31, 2013.

Income Taxes

Income taxes increased $5.8 million, or 20.5%, from the first quarter of 2013 to 2014. The increase is due primarily to an increase in our pre-tax income versus the prior year.

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

As of March 31, 2014, we had $54.9 million of cash, available to fund our operations and capital commitments. In addition, we had $275.0 million, £66.0 million ($110.0 million), and AU $28.0 million ($25.9 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2014, we have $85.6 million in repurchase authorization under the existing securities repurchase program.

Dividends

We paid the following cash dividends on our common stock in 2013 and 2014:

Per Share Dividends

2013

First Quarter	$0.14
Second Quarter	0.15
Third Quarter	0.16
Fourth Quarter	0.17

2014

First Quarter	$0.18

We also have announced a cash dividend of $0.19 per share payable on June 2, 2014 to shareholders of record on May 12, 2014. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

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

U.S. Credit Agreement

On April 1, 2014, we amended and restated our U. S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, principally to increase the revolving borrowing capacity from $375 million to $450 million and reduce the rate on collateralized borrowings to defined LIBOR plus 200 basis points (from defined LIBOR plus 225). The term loan, which bears interest at defined LIBOR plus 2.00%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our domestic subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of March 31, 2014, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements” below.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of March 31, 2014, $100.0 million of revolver borrowings and $98.0 million of term loans were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2014, outstanding loans under the U.K. credit agreement amounted to £44.0 million ($73.3 million).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of March 31, 2014, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements” below.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of March 31, 2014, the amount outstanding under the U.K. term loan was £16.5 million ($27.5 million).

5.75% Senior Subordinated Notes

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”).

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of March 31, 2014, we were in compliance with all negative covenants, and there were no events of default.

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

Rental Car Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $200.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments (repayments of principal) and expires in October 2015. Vehicle principal balances must be paid in full within twelve to twenty-four months, depending on the year, make and model of the vehicle. As of March 31, 2014 outstanding loans under the rental car revolver amounted to $101.2 million.

Working Capital Loan Agreement

In December 2013 we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($25.9 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of March 31, 2014, no loans were outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2014, we owed $117.6 million of principal under our mortgage facilities.

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

During the first quarter of 2014, outstanding revolving commitments varied between $72.5 million and $252.0 million under the U.S. credit agreement and between £16.0 and £66.0 million ($26.7 and $109.9 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three months ended March 31, 2014, the swaps increased the weighted average interest rate on our floor plan borrowing by 31 basis points.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease a majority of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.9 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a ‘‘rent coverage’’ ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of March 31, 2014, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

We hold a 9.0% ownership interest in PTL. Historically GECC has provided PTL with a majority of its financing. PTL has refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (‘‘Holdings’’), which, together with GECC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 (the ‘‘Holdings Bonds’’). GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, we have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $0.95 million for acting as co-obligor. The maximum amount of our potential obligations to GECC under this agreement are 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any. Although we do not currently expect to make material payments to GECC under this agreement, this outcome cannot be predicted with certainty.

We have a vehicle fleet of approximately 5,900 vehicles in our car rental business. When we acquire these cars, we make certain assumptions regarding their value at the time we expect to dispose of them. If the ultimate market value of a significant number of the cars at the time of disposition is less than our estimated residual values, our car rental operations could incur significant losses. Because our fleet is principally comprised of Toyota vehicles and to a lesser extent Honda and General Motors vehicles, we are more at risk for a decrease in perceived value for these brands, and any events that negatively affect these manufacturers could exacerbate this risk.

Our floor plan credit agreement with Mercedes-Benz Financial Service Australia (‘‘MBA’’) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

Cash Flows

Cash and cash equivalents increased by $5.1 million and decreased by $11.8 million during the three months ended March 31, 2014 and 2013, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $132.5 million and $97.9 million during the three months ended March 31, 2014 and 2013, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Three Months Ended March 31,
Dollars in millions	2014	2013
Net cash from continuing operating activities as reported	$132.5	$97.9
Floor plan notes payable — non-trade as reported	7.1	41.7
Net cash from continuing operating activities including all floor plan notes payable	$139.6	$139.6

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $136.5 million and $90.2 million during the three months ended March 31, 2014 and 2013, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $63.0 million and $68.7 million during the three months ended March 31, 2014 and 2013, respectively.  Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities and vehicle purchases for our rental car business. These capital expenditures included $28.5 million and $35.9 million of capital expenditures relating to vehicle purchases for our rental car business during the three months ended March 31, 2014 and 2013, respectively,  We currently expect to finance our retail automotive segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities and our rental car revolver for rental car capital expenditures. Cash used in acquisitions and other investments, net of cash acquired, was $81.8 million and $27.2 million during the three months ended March 31, 2014 and 2013, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $22.4 million and $0, respectively. Additionally, proceeds from other investing activities during the three months ended March 31, 2014 and 2013 were $8.3 million and $5.7 million, respectively.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $21.1 million and $23.1 million during the three months ended March 31, 2014 and 2013, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, and dividends. We had net repayments of long-term debt of $12.0 million and $39.5 million during the three months ended March 31, 2014 and March 31, 2013, respectively. We had net borrowings of floor plan notes payable non-trade of $7.1 million and $41.7 million during the three months ended March 31, 2014 and March 31, 2013, respectively. We repurchased common stock for a total of $12.7 million during the three months ended March 31, 2013. We also paid cash dividends to our stockholders of $16.2 million and $12.6 million during the three months ended March 31, 2014 and 2013, respectively.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2014, our automotive retail joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	83.57	%(A) (C)
Greenwich, Connecticut	Mercedes-Benz	80.00	%(B) (C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën, Kia, SEAT, Maserati	50.00	%(D)
Northern Italy	BMW, MINI	70.00	%(C)

(A)       An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 16.43% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts. This joint venture is consolidated in our financial statements.

(B)       An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 20% interest in this joint venture.

(C)       Entity is consolidated in our financial results.

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

Forward Looking Statements

Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty of obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:

•                  our future financial and operating performance;

•                  future acquisitions and dispositions;

•                  future potential capital expenditures and securities repurchases;

•                  our ability to realize cost savings and synergies;

•                  our ability to respond to economic cycles;

•                  trends in the automotive retail and commercial vehicles industries and in the general economy in the various countries in which we operate;

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

•                  trends affecting our future financial condition or results of operations; and

•                  our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2013 annual report on Form 10-K filed March 3, 2014. Important factors that could cause actual results to differ materially from our expectations include the following:

•                  our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability;

•                  the number of new and used vehicles sold in our markets;

•                  vehicle manufacturers exercise significant control over our operations, and we depend on them and continuation of our franchise and distribution agreements in order to operate our business;

•                  we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us, may negatively impact our revenues and profitability;

•                  the success of our commercial vehicle distribution operations depends upon continued availability of the vehicles we distribute, demand for those vehicles, and general economic conditions in those markets;

•                  a restructuring of any significant vehicle manufacturers or suppliers;

•                  our operations may be affected by severe weather or other periodic business interruptions;

•                  we have substantial risk of loss not entirely covered by insurance;

•                  we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

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

•                  our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values;

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

•                  new or enhanced regulations relating to automobile dealerships including those that may be issued by the Consumer Finance Protection Bureau in the U.S. or the Financial Conduct Authority in the U.K. restricting automotive financing;

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

•                  some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and

•                  shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of March 31, 2014, a 100 basis point change in interest rates would result in an approximate $2.7 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW). In 2011, we entered into forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300 million of our floating rate floor plan debt is fixed at a rate of 2.135% and $100 million of our floating rate floor plan debt is fixed at a rate of 1.55%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2013, including consideration of the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $19.0 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of March 31, 2014, we had operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. We do not hedge against foreign currency fluctuations. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $170.1 million change to our revenues for the three months ended March 31, 2014.

In common with other automotive retailers and commercial vehicle distributors, we purchase certain of our new vehicle and parts inventories from foreign manufacturers. Although we purchase the majority of our automotive inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

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

Item 6. Exhibits

4.1

Fourth Amended and Restated Credit Agreement dated as of April 1, 2014 among Penske Automotive Group, Inc., Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on April 2, 2014).

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: May 5, 2014		Chief Executive Officer

	By:	/s/ David K. Jones
David K. Jones
Date: May 5, 2014		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1

Fourth Amended and Restated Credit Agreement dated as of April 1, 2014 among Penske Automotive Group, Inc., Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on April 2, 2014).

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