Form 10-Q
period 2014-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2014-07-31
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 22, 2014, there were 90,227,127 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
	(In millions, except share amounts)
ASSETS
Cash and cash equivalents	$61.4	$49.8
Accounts receivable, net of allowance for doubtful accounts of $4.3 and $2.4	641.2	600.8
Inventories	2,615.9	2,518.3
Other current assets	111.4	88.4
Assets held for sale	52.4	107.3
Total current assets	3,482.3	3,364.6
Property and equipment, net	1,367.8	1,232.2
Goodwill	1,217.9	1,144.5
Franchise value	300.5	295.4
Equity method investments	354.7	346.9
Other long-term assets	19.1	31.9
Total assets	$6,742.3	$6,415.5
LIABILITIES AND EQUITY
Floor plan notes payable	$1,717.3	$1,685.1
Floor plan notes payable — non-trade	934.0	901.6
Accounts payable	435.1	373.3
Accrued expenses	314.4	262.6
Current portion of long-term debt	81.6	50.0
Liabilities held for sale	41.1	59.7

Total current liabilities	3,523.5	3,332.3
Long-term debt	1,006.8	1,033.2
Deferred tax liabilities	372.8	361.4
Other long-term liabilities	192.5	166.5
Total liabilities	5,095.6	4,893.4
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 90,228,977 shares issued and outstanding at June 30, 2014; 90,243,731 shares issued and outstanding at December 31, 2013	—	—
Non-voting Common Stock, $0.0001 par value, 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	685.8	693.6
Retained earnings	906.1	799.2
Accumulated other comprehensive income (loss)	36.9	11.6
Total Penske Automotive Group stockholders’ equity	1,628.8	1,504.4
Non-controlling interest	17.9	17.7
Total equity	1,646.7	1,522.1
Total liabilities and equity	$6,742.3	$6,415.5

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
New vehicle	$2,238.1	$1,894.0	$4,264.4	$3,610.8
Used vehicle	1,273.3	1,061.7	2,474.9	2,049.9
Finance and insurance, net	112.3	94.7	217.2	180.6
Service and parts	435.7	384.9	853.2	764.6
Fleet and wholesale	216.8	180.3	404.7	352.2
Commercial vehicles, car rental and other	130.5	15.0	240.3	21.8
Total revenues	$4,406.7	$3,630.6	$8,454.7	$6,979.9
Cost of sales:
New vehicle	2,065.2	1,752.3	3,934.8	3,335.4
Used vehicle	1,183.0	982.0	2,297.6	1,892.9
Service and parts	175.6	153.7	345.9	312.2
Fleet and wholesale	213.7	177.7	397.2	345.4
Commercial vehicles, car rental and other	102.3	5.4	188.3	7.9
Total cost of sales	3,739.8	3,071.1	7,163.8	5,893.8
Gross profit	666.9	559.5	1,290.9	1,086.1
Selling, general and administrative expenses	513.2	432.7	1,001.0	839.8
Depreciation	17.5	14.7	34.0	29.0
Operating income	136.2	112.1	255.9	217.3
Floor plan interest expense	(11.6)	(10.7)	(22.7)	(20.8)
Other interest expense	(13.1)	(11.9)	(26.2)	(23.4)
Equity in earnings of affiliates	10.9	8.9	16.0	11.2
Income from continuing operations before income taxes	122.4	98.4	223.0	184.3
Income taxes	(41.1)	(34.9)	(75.2)	(63.2)
Income from continuing operations	81.3	63.5	147.8	121.1
Loss from discontinued operations, net of tax	(7.4)	(1.0)	(6.0)	(0.6)
Net income	73.9	62.5	141.8	120.5
Less: Income attributable to non-controlling interests	1.0	0.5	1.4	0.8
Net income attributable to Penske Automotive Group common stockholders	$72.9	$62.0	$140.4	$119.7
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.89	$0.70	$1.62	$1.33
Discontinued operations	(0.08)	(0.01)	(0.07)	(0.01)
Net income attributable to Penske Automotive Group common stockholders	$0.81	$0.69	$1.55	$1.32
Shares used in determining basic earnings per share (Note 6)	90.4	90.3	90.4	90.3
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.89	$0.70	$1.62	$1.33
Discontinued operations	(0.08)	(0.01)	(0.07)	(0.01)
Net income attributable to Penske Automotive Group common stockholders	$0.81	$0.69	$1.55	$1.32
Shares used in determining diluted earnings per share (Note 6)	90.4	90.3	90.4	90.4
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$81.3	$63.5	$147.8	$121.1
Less: Income attributable to non-controlling interests	1.0	0.5	1.4	0.8
Income from continuing operations, net of tax	80.3	63.0	146.4	120.3
Loss from discontinued operations, net of tax	(7.4)	(1.0)	(6.0)	(0.6)
Net income attributable to Penske Automotive Group common stockholders	$72.9	$62.0	$140.4	$119.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions)
Net Income	$73.9	$62.5	$141.8	$120.5
Other Comprehensive Income:
Foreign currency translation adjustment	16.8	1.5	26.1	(35.1)
Unrealized gain (loss) on interest rate swaps:
Unrealized gain(loss) arising during the period, net of tax benefits	—	0.6	(0.2)	0.5
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $0.7, $0.4, $1.5, and $1.1, respectively	1.2	0.6	2.3	1.7
Unrealized gain (loss) on interest rate swaps, net of tax	1.2	1.2	2.1	2.2
Other adjustments to Comprehensive Income, net	0.8	0.3	(3.2)	(1.2)
Other Comprehensive Income(Loss), Net of Taxes	18.8	3.0	25.0	(34.1)
Comprehensive Income	92.7	65.5	166.8	86.4
Less: Comprehensive income attributable to non-controlling interests	0.9	0.4	1.1	1.3
Comprehensive income attributable to Penske Automotive Group common stockholders	$91.8	$65.1	$165.7	$85.1

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$141.8	$120.5
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	34.0	29.0
Earnings of equity method investments	(14.5)	(10.2)
Loss from discontinued operations, net of tax	6.0	0.6
Deferred income taxes	6.5	25.8
Changes in operating assets and liabilities:
Accounts receivable	(40.1)	5.6
Inventories	(61.9)	(139.9)
Floor plan notes payable	32.2	76.5
Accounts payable and accrued expenses	109.0	58.7
Other	(1.6)	7.4
Net cash provided by continuing operating activities	211.4	174.0
Investing Activities:
Purchase of equipment and improvements	(72.9)	(70.2)
Purchase of car rental vehicles	(76.3)	(73.2)
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $23.0 and $1.8, respectively	(86.2)	(30.7)
Other	24.9	(9.7)
Net cash used in continuing investing activities	(210.5)	(183.8)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	572.6	491.7
Repayments under U.S. credit agreement revolving credit line	(562.6)	(519.7)
Repayments under U.S. credit agreement term loan	—	(12.0)
Proceeds from borrowings under car rental revolver	73.5	94.3
Repayments of car rental revolver	(39.4)	(12.2)
Net borrowings (repayments) of other long-term debt	(47.2)	(53.3)
Net borrowings (repayments) of floor plan notes payable — non-trade	32.4	37.6
Repurchases of common stock	(15.5)	(15.8)
Dividends	(33.5)	(26.2)
Other	0.3	0.2
Net cash used in continuing financing activities	(19.4)	(15.4)
Discontinued operations:
Net cash (used in)/provided by discontinued operating activities	(22.3)	16.5
Net cash provided by discontinued investing activities	54.0	2.6
Net cash used in discontinued financing activities	(1.6)	(11.4)
Net cash provided by discontinued operations	30.1	7.7
Net change in cash and cash equivalents	11.6	(17.5)
Cash and cash equivalents, beginning of period	49.8	43.8
Cash and cash equivalents, end of period	$61.4	$26.3

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$50.5	$47.0
Income taxes	48.3	11.4

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske Automotive
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2014	90,243,731	$—	$693.6	$799.2	$11.6	$1,504.4	$17.7	$1,522.1
Equity compensation	320,596	—	7.4	—	—	7.4	—	7.4
Repurchases of common stock	(335,350)	—	(15.5)	—	—	(15.5)	—	(15.5)
Dividends	—	—	—	(33.5)	—	(33.5)	—	(33.5)
Distributions to non-controlling interests	—	—	—	—	—	—	(1.2)	(1.2)
Purchase of controlling interest	—	—	—	—	—	—	0.2	0.2
Sale of subsidiary shares to non-controlling interest	—	—	0.3	—	—	0.3	0.1	0.4
Foreign currency translation	—	—	—	—	26.4	26.4	(0.3)	26.1
Interest rate swaps	—	—	—	—	2.1	2.1	—	2.1
Other	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Net income	—	—	—	140.4	—	140.4	1.4	141.8
Balance, June 30, 2014	90,228,977	$—	$685.8	$906.1	$36.9	$1,628.8	$17.9	$1,646.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(In millions, except per share amounts)

1. Interim Financial Statements

Business Overview

Unless the context otherwise requires, the use of the terms “PAG”, “we”, “us”, and “our” in these Notes to the Consolidated Condensed Financial Statements refers to Penske Automotive Group, Inc. and its consolidated subsidiaries.

We are an international transportation services company, operating retail automotive dealerships, commercial vehicle distribution and car rental franchises principally in the United States, Western Europe, Australia and New Zealand, and employing approximately 19,900 people worldwide.

Automotive Dealership. We are the second largest automotive retailer headquartered in the U.S. as measured by the $14.7 billion in total revenue we generated in 2013. As of June 30, 2014, we operated 324 automotive retail franchises, of which 177 franchises are located in the U.S. and 147 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2014, we retailed and wholesaled more than 236,000 vehicles. We are diversified geographically, with 61% of our total automotive dealership revenues in the six months ended June 30, 2014 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer over 35 vehicle brands, with 71% of our automotive dealership revenue in the six months ended June 30, 2014 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors which are subject to certain rights and restrictions typical of the industry.

During the six months ended June 30, 2014, we acquired one U.S. franchise, BMW of Greenwich (CT), and one U.K. franchise, Skipton VW, were awarded four franchises and disposed of seven franchises including four in Bremen, Germany which were consolidated with our Hamburg operations. Additionally, in July, we invested $16.6 million for a 50% ownership interest in a group of BMW and MINI dealerships operating eight franchises in Barcelona, Spain.

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

Car Rental. We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations with approximately 6,800 vehicles in the fleet. Our car rental business complements our existing U.S. automotive dealership operations.

Penske Truck Leasing. We hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (‘‘PTL’’), a leading provider of transportation services and supply chain management.

Basis of Presentation

The following unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2014 and December 31, 2013 and for the three and six month periods ended June 30, 2014 and 2013 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for the prior periods have been revised for entities that have been treated as discontinued operations through June 30, 2014, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013, which are included as part of our Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU is effective for us beginning after January 1, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.  We are currently assessing the impact the adoption of this update will have on our consolidated financial position, results of operations, and cash flows.

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

Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$29.6	$135.4	$76.2	$271.7
Pre-tax income (loss)	$(8.0)	$(1.6)	$(16.2)	$(0.6)
Pre-tax gain (loss) on disposal	$—	$0.8	$14.8	$0.8

	June 30,	December 31,
	2014	2013

Inventories	$29.2	$55.8
Other assets	23.2	51.5
Total assets	$52.4	$107.3

Floor plan notes payable (including non-trade)	$20.0	$43.6
Other liabilities	21.1	16.1
Total liabilities	$41.1	$59.7

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

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550.0	$578.9	$550.0	$565.1
Mortgage facilities	130.4	131.2	118.6	117.0

2. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013
New vehicles	$1,738.0	$1,709.4
Used vehicles	643.4	589.2
Commercial vehicles	99.1	98.9
Parts, accessories and other	135.4	120.8
Total inventories	2,615.9	$2,518.3

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $11.3 million and $8.7 million during the three months ended June 30, 2014 and 2013, respectively, and $19.7 million and $16.4 million during the six months ended June 30, 2014 and 2013, respectively.

3. Business Combinations

We acquired two automotive retail franchises during the six months ended June 30, 2014.  We acquired one Hertz car rental franchise market area and one automotive retail franchise during the six months ended June 30, 2013. During the six months ended June 30, 2014 we also made an additional investment in an entity previously accounted under the equity method.  Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2014 and 2013 follows:

	June 30,
	2014	2013
Accounts receivable	$0.7	$0.3
Inventory	29.1	1.9
Other current assets	1.2	0.2
Property and equipment	4.1	20.1
Indefinite-lived intangibles	57.1	7.3
Current liabilities	(2.6)	(0.1)
Non-current liabilities	(2.2)	1.0
Total consideration	87.4	30.7
Seller financed/assumed debt	(1.2)	—
Cash used in dealership acquisitions	$86.2	$30.7

The following unaudited consolidated pro forma results of operations of PAG for the three and six months ended June 30, 2014 and 2013 give effect to acquisitions consummated during 2014 and 2013 as if they had occurred on January 1, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$4,409.2	$4,076.7	$8,498.0	$7,888.1
Income from continuing operations	80.3	74.2	146.5	143.4
Net income	72.9	73.1	140.4	142.6
Income from continuing operations per diluted common share	$0.89	$0.82	$1.62	$1.59
Net income per diluted common share	$0.81	$0.81	$1.55	$1.58

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the six months ended June 30, 2014:

	Goodwill	Franchise Value
Balance, January 1, 2014	$1,144.5	$295.4
Additions	55.2	1.9
Disposals	—	—
Foreign currency translation	18.2	3.2
Balance, June 30, 2014	$1,217.9	$300.5

All additions were within our Retail reportable segment. As of June 30, 2014, the goodwill balance within our Retail and Other reportable segments was $1,087.8 million and $130.1 million, respectively.

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

The floor plan agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries, and in the U.S., Australia and New Zealand are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (‘‘LIBOR’’), the Finance House Bank Rate, the Euro Interbank Offered Rate or Australian or New Zealand Bank Bill Swap Rate (‘‘BBSW’’). The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 8, was 1.7% and 1.9% for the six months ended June 30, 2014 and 2013, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable—non-trade on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	90,385,214	90,269,351	90,410,690	90,344,205
Effect of non-participatory equity compensation	36,000	36,000	36,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	90,421,214	90,305,351	90,446,690	90,380,205

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2014	2013
U.S. credit agreement - revolving credit line	$100.0	$90.0
U.S. credit agreement - term loan	98.0	98.0
U.K. credit agreement - revolving credit line	47.9	106.0
U.K. credit agreement - term loan	25.7	29.8
U.K. credit agreement - overdraft line of credit	—	—
5.75% senior subordinated notes due 2022	550.0	550.0
Rental car revolver	121.0	86.9
Mortgage facilities	130.4	118.6
Other	15.4	3.9
Total long-term debt	1,088.4	1,083.2
Less: current portion	(81.6)	(50.0)
Net long-term debt	$1,006.8	$1,033.2

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

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.S. subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to lenders under the U.S. credit agreement. As of June 30, 2014, $100.0 million of revolver borrowings and $98.0 million of term loans were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2014, outstanding loans under the U.K. credit agreement amounted to £28.0 million ($47.9 million).

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

In 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of June 30, 2014, the amount outstanding under the U.K. term loan was £15.0 million ($25.7 million).

5.75% Senior Subordinated Notes

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”).

Interest on the 5.75% Notes is payable semi-annually on April 1 and October 1 of each year. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned U.S. subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default.

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

Car Rental Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $200.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2015. As of June 30, 2014, outstanding loans under the rental car revolver amounted to $121.0 million.

Working Capital Loan Agreement

In December 2013, we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($25.9 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of June 30, 2014, no loans were outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2014, we owed $130.4 million of principal under our mortgage facilities.

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

We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of June 30, 2014 and December 31, 2013, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $4.3 million and $7.7 million, respectively. During 2014 and 2013, there was no hedge ineffectiveness recorded in our income statement. During the three and six months ended June 30, 2014, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 28 basis points.

Our commercial vehicle business sells vehicles and parts purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, we enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the forward foreign exchange contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $0.8 million and $2.2 million as of June 30, 2014 and December 31, 2013, respectively.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2014, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2014, we were in compliance with all covenants under these leases.

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

We hold a 9.0% ownership interest in PTL. Historically General Electric Capital Corporation (“GECC”) has provided PTL with a majority of its financing. Since April 2012, PTL has refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co-issued $700.0 million of 3.8% senior unsecured notes (the “Holdings Bonds”). GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, we have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $0.95 million for acting as co-obligor. The maximum amount of our potential obligations to GECC under this agreement are 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $15.1 million of letters of credit outstanding as of June 30, 2014, and have posted $12.2 million of surety bonds in the ordinary course of business.

10. Equity

Share Repurchase

During the six months ended June 30, 2014, we repurchased 175,000 shares of our outstanding common stock for $8.0 million, or an average of $45.95 per share, under a program approved by our Board of Directors. During the six months ended June 30, 2014, we acquired 160,350 shares of our common stock for $7.5 million, or an average of $46.48, from employees in connection with a net share settlement feature of employee equity awards.

11. Accumulated Other Comprehensive Income / (Loss)

Changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss) during the three and six months ended June 30, 2014 and 2013, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended June 30, 2014

	Foreign Currency Translation	Other	Total
Balance at March 31, 2014	$20.9	$(2.9)	$18.0
Other comprehensive income before reclassifications	16.9	0.8	17.7
Amounts reclassified from accumulated other comprehensive income - net of tax	—	1.2	1.2
Net current-period other comprehensive income	16.9	2.0	18.9
Balance at June 30, 2014	$37.8	$(0.9)	$36.9

Three Months Ended June 30, 2013

	Foreign Currency Translation	Other	Total
Balance at March 31, 2013	$(38.4)	$(6.1)	$(44.5)
Other comprehensive income before reclassifications	1.5	0.9	2.4
Amounts reclassified from accumulated other comprehensive income - net of tax	—	0.6	0.6
Net current-period other comprehensive income	1.5	1.5	3.0
Balance at June 30, 2013	$(36.9)	$(4.6)	$(41.5)

Six Months Ended June 30, 2014

	Foreign Currency Translation	Other	Total
Balance at December 31, 2013	$11.4	$0.2	$11.6
Other comprehensive income before reclassifications	26.4	(3.4)	23.0
Amounts reclassified from accumulated other comprehensive income - net of tax	—	2.3	2.3
Net current-period other comprehensive income	26.4	(1.1)	25.3
Balance at June 30, 2014	$37.8	$(0.9)	$36.9

Six Months Ended June 30, 2013

	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(1.2)	$(5.6)	$(6.8)
Other comprehensive income before reclassifications	(34.8)	(0.7)	(35.5)
Amounts reclassified from accumulated other comprehensive income - net of tax	(0.9)	1.7	0.8
Net current-period other comprehensive income	(35.7)	1.0	(34.7)
Balance at June 30, 2013	$(36.9)	$(4.6)	$(41.5)

Within the amounts reclassified from accumulated other comprehensive income, amounts associated with Other relate to interest rate swaps and are included in floor plan interest expense.  The amount associated with foreign currency translation for the six months ended June 30, 2013 is included in selling, general, and administrative expenses.

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

Revenue and segment income for the three and six months ended June 30, 2014 and 2013 follows:

Three Months Ended June 30

	Retail	Other	Intersegment Elimination	Total
Revenues
2014	$4,307.2	$130.8	$(31.3)	$4,406.7
2013	3,624.2	15.1	(8.7)	3,630.6
Segment income
2014	106.9	15.7	(0.2)	122.4
2013	90.2	8.4	(0.2)	98.4

Six Months Ended June 30

	Retail	Other	Intersegment Elimination	Total
Revenues
2014	$8,260.9	$240.6	$(46.8)	$8,454.7
2013	6,979.3	22.0	(21.4)	6,979.9
Segment income
2014	200.2	23.2	(0.4)	223.0
2013	174.9	9.7	(0.3)	184.3

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of June 30, 2014 and December 31, 2013 and for the three and six month periods ended June 30, 2014 and 2013 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and jointly and several. The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Cash and cash equivalents	$61.4	$—	$—	$—	$61.4
Accounts receivable, net	641.2	(401.9)	401.9	354.7	286.5
Inventories	2,615.9	—	—	1,461.3	1,154.6
Other current assets	111.4	—	7.5	33.9	70.0
Assets held for sale	52.4	—	—	10.8	41.6

Total current assets	3,482.3	(401.9)	409.4	1,860.7	1,614.1
Property and equipment, net	1,367.8	—	3.8	883.0	481.0
Intangible assets	1,518.4	—	—	826.6	691.8
Equity method investments	354.7	—	299.6	—	55.1
Other long-term assets	19.1	(1,805.0)	1,816.0	5.4	2.7

Total assets	$6,742.3	$(2,206.9)	$2,528.8	$3,575.7	$2,844.7

Floor plan notes payable	$1,717.3	$—	$—	$979.7	$737.6
Floor plan notes payable — non-trade	934.0	—	129.9	460.3	343.8
Accounts payable	435.1	—	3.7	145.2	286.2
Accrued expenses	314.4	(401.9)	0.5	150.4	565.4
Current portion of long-term debt	81.6	—	—	66.9	14.7
Liabilities held for sale	41.1	—	—	4.9	36.2

Total current liabilities	3,523.5	(401.9)	134.1	1,807.4	1,983.9
Long-term debt	1,006.8	(124.6)	748.0	177.2	206.2
Deferred tax liabilities	372.8	—	—	347.0	25.8
Other long-term liabilities	192.5	—	—	63.7	128.8

Total liabilities	5,095.6	(526.5)	882.1	2,395.3	2,344.7
Total equity	1,646.7	(1,680.4)	1,646.7	1,180.4	500.0

Total liabilities and equity	$6,742.3	$(2,206.9)	$2,528.8	$3,575.7	$2,844.7

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Cash and cash equivalents	$49.8	$—	$—	$12.6	$37.2
Accounts receivable, net	600.8	(392.5)	392.5	382.1	218.7
Inventories	2,518.3	—	—	1,416.2	1,102.1
Other current assets	88.4	—	2.9	43.4	42.1
Assets held for sale	107.3	—	—	61.0	46.3

Total current assets	3,364.6	(392.5)	395.4	1,915.3	1,446.4
Property and equipment, net	1,232.2	—	4.0	800.0	428.2
Intangible assets	1,439.9	—	—	771.6	668.3
Equity method investments	346.9	—	294.9	—	52.0
Other long-term assets	31.9	(1,686.0)	1,697.5	5.2	15.2

Total assets	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

Floor plan notes payable	$1,685.1	$—	$—	$1,009.5	$675.6
Floor plan notes payable — non-trade	901.6	—	128.1	445.7	327.8
Accounts payable	373.3	—	3.5	141.7	228.1
Accrued expenses	262.6	(392.5)	0.1	122.2	532.8
Current portion of long-term debt	50.0	—	—	39.5	10.5
Liabilities held for sale	59.7	—	—	31.0	28.7

Total current liabilities	3,332.3	(392.5)	131.7	1,789.6	1,803.5
Long-term debt	1,033.2	(123.6)	738.0	158.4	260.4
Deferred tax liabilities	361.4	—	—	337.6	23.8
Other long-term liabilities	166.5	—	—	68.8	97.7

Total liabilities	4,893.4	(516.1)	869.7	2,354.4	2,185.4
Total equity	1,522.1	(1,562.4)	1,522.1	1,137.7	424.7

Total liabilities and equity	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$4,406.7	$—	$—	$2,480.6	$1,926.1
Cost of sales	3,739.8	—	—	2,080.4	1,659.4

Gross profit	666.9	—	—	400.2	266.7
Selling, general and administrative expenses	513.2	—	5.9	302.5	204.8
Depreciation	17.5	—	0.3	9.8	7.4

Operating income (loss)	136.2	—	(6.2)	87.9	54.5
Floor plan interest expense	(11.6)	—	(2.4)	(5.4)	(3.8)
Other interest expense	(13.1)	—	(7.4)	(1.1)	(4.6)
Equity in earnings of affiliates	10.9	—	9.4	—	1.5
Equity in earnings of subsidiaries	—	(128.0)	128.0	—	—

Income (loss) from continuing operations before income taxes	122.4	(128.0)	121.4	81.4	47.6
Income taxes	(41.1)	43.3	(41.1)	(27.9)	(15.4)

Income (loss) from continuing operations	81.3	(84.7)	80.3	53.5	32.2
(Loss) income from discontinued operations, net of tax	(7.4)	7.4	(7.4)	0.2	(7.6)

Net income (loss)	73.9	(77.3)	72.9	53.7	24.6
Other comprehensive income (loss), net of tax	18.8	(18.4)	18.8	1.5	16.9

Comprehensive income	92.7	(95.7)	91.7	55.2	41.5
Less: Comprehensive income attributable to the non-controlling interests	0.9	—	—	—	0.9

Comprehensive income attributable to Penske Automotive Group common stockholders	$91.8	$(95.7)	$91.7	$55.2	$40.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$3,630.6	$—	$—	$2,196.0	$1,434.6
Cost of sales	3,071.1	—	—	1,836.9	1,234.2

Gross profit	559.5	—	—	359.1	200.4
Selling, general and administrative expenses	432.7	—	4.6	272.0	156.1
Depreciation	14.7	—	0.4	8.5	5.8

Operating income (loss)	112.1	—	(5.0)	78.6	38.5
Floor plan interest expense	(10.7)	—	(2.5)	(5.0)	(3.2)
Other interest expense	(11.9)	—	(5.4)	(1.1)	(5.4)
Equity in earnings of affiliates	8.9	—	6.9	—	2.0
Equity in earnings of subsidiaries	—	(103.9)	103.9	—	—

Income (loss) from continuing operations before income taxes	98.4	(103.9)	97.9	72.5	31.9
Income taxes	(34.9)	36.2	(34.8)	(27.4)	(8.9)

Income (loss) from continuing operations	63.5	(67.7)	63.1	45.1	23.0
(Loss) income from discontinued operations, net of tax	(1.0)	1.0	(1.0)	—	(1.0)

Net income (loss)	62.5	(66.7)	62.1	45.1	22.0
Other comprehensive income (loss), net of tax	3.0	(2.6)	3.0	1.1	1.5

Comprehensive income	65.5	(69.3)	65.1	46.2	23.5
Less: Comprehensive income attributable to the non-controlling interests	0.4	—	—	—	0.4

Comprehensive income attributable to Penske Automotive Group common stockholders	$65.1	$(69.3)	$65.1	$46.2	$23.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$8,454.7	$—	$—	$4,661.1	$3,793.6
Cost of sales	7,163.8	—	—	3,905.7	3,258.1

Gross profit	1,290.9	—	—	755.4	535.5
Selling, general and administrative expenses	1,001.0	—	11.7	589.1	400.2
Depreciation	34.0	—	0.6	19.1	14.3

Operating income (loss)	255.9	—	(12.3)	147.2	121.0
Floor plan interest expense	(22.7)	—	(4.8)	(10.4)	(7.5)
Other interest expense	(26.2)	—	(14.5)	(2.3)	(9.4)
Equity in earnings of affiliates	16.0	—	13.6	—	2.4
Equity in earnings of subsidiaries	—	(239.6)	239.6	—	—

Income (loss) from continuing operations before income taxes	223.0	(239.6)	221.6	134.5	106.5
Income taxes	(75.2)	81.2	(75.2)	(51.8)	(29.4)

Income (loss) from continuing operations	147.8	(158.4)	146.4	82.7	77.1
(Loss) income from discontinued operations, net of tax	(6.0)	6.0	(6.0)	7.2	(13.2)

Net income (loss)	141.8	(152.4)	140.4	89.9	63.9
Other comprehensive income (loss), net of tax	25.0	(25.2)	25.0	(0.9)	26.1

Comprehensive income	166.8	(177.6)	165.4	89.0	90.0
Less: Comprehensive income attributable to the non-controlling interests	1.1	0.2	(0.2)	—	1.1

Comprehensive income attributable to Penske Automotive Group common stockholders	$165.7	$(177.8)	$165.6	$89.0	$88.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$6,979.9	$—	$—	$4,156.9	$2,823.0
Cost of sales	5,893.8	—	—	3,473.0	2,420.8

Gross profit	1,086.1	—	—	683.9	402.2
Selling, general and administrative expenses	839.8	—	9.8	522.0	308.0
Depreciation	29.0	—	0.8	16.5	11.7

Operating income (loss)	217.3	—	(10.6)	145.4	82.5
Floor plan interest expense	(20.8)	—	(4.8)	(9.7)	(6.3)
Other interest expense	(23.4)	—	(11.7)	(2.2)	(9.5)
Equity in earnings of affiliates	11.2	—	8.8	—	2.4
Equity in earnings of subsidiaries	—	(201.8)	201.8	—	—

Income (loss) from continuing operations before income taxes	184.3	(201.8)	183.5	133.5	69.1
Income taxes	(63.2)	68.4	(63.1)	(51.2)	(17.3)

Income (loss) from continuing operations	121.1	(133.4)	120.4	82.3	51.8
(Loss) income from discontinued operations, net of tax	(0.6)	0.6	(0.6)	0.8	(1.4)

Net income (loss)	120.5	(132.8)	119.8	83.1	50.4
Other comprehensive income (loss), net of tax	(34.1)	34.2	(34.1)	2.1	(36.3)

Comprehensive income	86.4	(98.6)	85.7	85.2	14.1
Less: Comprehensive income attributable to the non-controlling interests	1.3	(0.5)	0.5	—	1.3

Comprehensive income attributable to Penske Automotive Group common stockholders	$85.1	$(98.1)	$85.2	$85.2	$12.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash from continuing operating activities	$211.4	$33.6	$95.8	$82.0

Investing activities:
Purchase of equipment and improvements	(72.9)	(0.4)	(51.8)	(20.7)
Purchase of car rental vehicles	(76.3)	—	(76.3)	—
Acquisitions, net	(86.2)	—	(80.5)	(5.7)
Other	24.9	4.1	20.8	—

Net cash from continuing investing activities	(210.5)	3.7	(187.8)	(26.4)

Financing activities:
Net borrowings (repayments) of long-term debt	(3.1)	10.0	45.1	(58.2)
Net borrowings (repayments) of floor plan notes payable — non-trade	32.4	1.7	14.6	16.1
Repurchases of common stock	(15.5)	(15.5)	—	—
Dividends	(33.5)	(33.5)	—	—
Distributions from (to) parent	—	—	3.6	(3.6)
Other	0.3	—	—	0.3

Net cash from continuing financing activities	(19.4)	(37.3)	63.3	(45.4)

Net cash from discontinued operations	30.1	—	16.1	14.0

Net change in cash and cash equivalents	11.6	—	(12.6)	24.2
Cash and cash equivalents, beginning of period	49.8	—	12.6	37.2

Cash and cash equivalents, end of period	$61.4	$—	$—	$61.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash from continuing operating activities	$174.0	$72.1	$52.4	$49.5

Investing activities:
Purchase of equipment and improvements	(70.2)	(0.7)	(45.9)	(23.6)
Purchase of car rental vehicles	(73.2)	—	(73.2)	—
Acquisitions, net	(30.7)	—	(29.3)	(1.4)
Other	(9.7)	—	(15.5)	5.8

Net cash from continuing investing activities	(183.8)	(0.7)	(163.9)	(19.2)

Financing activities:
Net borrowings (repayments) of long-term debt	(11.2)	(40.0)	80.3	(51.5)
Net borrowings (repayments) of floor plan notes payable — non-trade	37.6	10.6	(5.7)	32.7
Repurchases of common stock	(15.8)	(15.8)	—	—
Dividends	(26.2)	(26.2)	—	—
Distributions from (to) parent	—	—	0.3	(0.3)
Other	0.2	—	—	0.2

Net cash from continuing financing activities	(15.4)	(71.4)	74.9	(18.9)

Net cash from discontinued operations	7.7	—	1.9	5.8

Net change in cash and cash equivalents	(17.5)	—	(34.7)	17.2
Cash and cash equivalents, beginning of period	43.8	—	34.7	9.1

Cash and cash equivalents, end of period	$26.3	$—	$—	$26.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through June 30, 2014.

Overview

We are an international transportation services company, operating automotive retail dealerships, commercial vehicle distribution and car rental franchises principally in the United States, Western Europe, Australia and New Zealand, and employing approximately 19,900 people worldwide.

Automotive Dealership. We are the second largest automotive retailer headquartered in the U.S. as measured by the $14.7 billion in total revenue we generated in 2013. As of June 30, 2014, we operated 324 automotive retail franchises, of which 177 franchises are located in the U.S. and 147 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2014, we retailed and wholesaled more than 236,000 vehicles. We are diversified geographically, with 61% of our total automotive dealership revenues in the six months ended June 30, 2014 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer over 35 vehicle brands, with 71% of our automotive dealership revenue in the six months ended June 30, 2014 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. Automotive dealerships represented 97.2% of our total revenues and 96.0% of our total gross profit in the six months ended June 30, 2014.

Commercial Vehicle. On August 30, 2013, we completed the acquisition of Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business distributes vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships. This business represented 2.4% of our total revenues and 2.6% of our total gross profit in the six months ended June 30, 2014.

Car Rental. We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations with approximately 6,800 vehicles in the fleet. Our Hertz car rental operations represented 0.4% of our total revenues and 1.3% of our total gross profit in the six months ended June 30, 2014 and complement our existing U.S. automotive dealership operations.

Penske Truck Leasing.  We also hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (‘‘PTL’’), a leading provider of transportation services and supply chain management. PTL operates and maintains approximately 200,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% of PTL is owned by direct and indirect subsidiaries of General Electric Capital Corporation (‘‘GECC’’). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings each quarter on our statements of operations under the caption ‘‘Equity in Earnings of Affiliates,’’ which also includes the results of our other investments.

Outlook

The level of new automotive unit sales in our markets affects our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for continued improvement in 2014. For the six months ended June 30, 2014, the U.S. automotive unit sales increased 4.3% to 8.2 million vehicles despite challenging weather conditions that affected much of the Central/Midwest and Northeastern markets during the first quarter. We believe the U.S. automotive market will continue to improve based upon industry forecasts from companies such as IHS Automotive, Edmunds and Kelley Blue Book, coupled with demand in the marketplace, an aging vehicle population, a strong credit environment for consumers, and the planned introduction of new models by many different vehicle brands.

During the six months ended June 30, 2014, U.K. vehicle registrations increased 10.6% from 2013 to 1.3 million registrations. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe the U.K. market will continue to be resilient as a result of U.K. motorists responding positively to new products, improving new car efficiency, the latest technologically advanced vehicles, particularly in the area of premium brand sales, and attractive financing offers.

Our commercial vehicle distribution and retail operations business operates in the Australian and New Zealand heavy and medium duty truck markets, the bus market and the refuse collection vehicle market. For the six months ended June 30, 2014, the Australian market reported sales of 5,147 units representing a decrease of 4.9% from the same period in 2013.  The New Zealand market reported sales of 1,514 units for the six months ended June 30, 2014, representing an increase of 27.9% from the same period in 2013. The brands we represent in Australia and New Zealand hold a 9.7% and 9.4% market share, respectively. We expect the Australian commercial vehicle market to continue to lag behind 2013.

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

Aggregate gross profit increased $107.4 million, or 19.2%, and $204.8 million, or 18.9%, during the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase in gross profit is largely attributable to same-store increases in new and used vehicle, finance and insurance and service and parts gross profit. Additionally, as exchange rates fluctuate, our results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to strengthen against the U.S. Dollar, our U.K. results of operations would translate into more U.S. Dollar reported results. In the second quarter, the British Pound increased 2.7% as compared to the U.S. Dollar, which in turn generated an additional $18.4 million of gross profit. Excluding the impact of foreign currency fluctuations, gross profit increased 15.9% and 15.7% during the three and six months ended Junes 30, 2014. Our retail gross margin percentage decreased from 15.9% and 16.1% during the three and six months ended June 30, 2013 to 15.7% and 15.8% during the three and six months ended June 30, 2014, due primarily to an increase in the percentage of our revenues generated by vehicle sales, which carry a lower gross margin than other parts of our business.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing and includes interest relating to our commercial vehicle and car rental vehicle acquisitions. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (‘‘LIBOR’’), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate or the Australian or New Zealand Bank Bill Swap Rate (BBSW). Our floor plan interest expense has increased during the three and six months ended June 30, 2014 as a result of an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during the three and six months ended June 30, 2014 due to an increased level of borrowing in 2013 relating to our acquisition of the commercial vehicle business.

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

Revenue Recognition

Automotive Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the six months ended June 30, 2014 and 2013, we earned $284.1 million, and $232.4 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $277.0 million, and $226.6 million, respectively, was recorded as a reduction of cost of sales. The remaining $7.1 million and $5.8 million was recorded as a reduction of selling, general and administrative expenses.

Automotive Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed auto protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $24.7 million and $21.1 million as of June 30, 2014 and December 31, 2013, respectively.

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

For our retail operations reporting units, we may prepare a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. If additional impairment testing was necessary, we would estimate the fair value of our reporting units using an ‘‘income’’ valuation approach. The ‘‘income’’ valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe that this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

For our car rental business reporting unit, we perform an analysis comparing the estimated fair value of the reporting unit with its carrying value. We estimate the fair value of our reporting unit using an ‘‘income’’ valuation approach.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $354.7 million and $346.9 million as of June 30, 2014 and December 31, 2013, respectively, including $275.9 million relating to PTL as of June 30, 2014. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $24.7 million and $21.1 million as of June 30, 2014 and December 31, 2013, respectively. Changes in the reserve estimate during 2014 relate primarily to our general liability and workers compensation programs.

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

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU is effective for us beginning after January 1, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.  We are currently assessing the impact the adoption of this update will have on our consolidated financial position, results of operations, and cash flows.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Automotive Retail New Vehicle Data

			2014 vs 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
New retail unit sales	55,510	50,246	5,264	10.5%
Same-store new retail unit sales	52,537	50,201	2,336	4.7%
New retail sales revenue	$2,238.1	$1,894.0	344.1	18.2%
Same-store new retail sales revenue	$2,117.3	$1,891.6	225.7	11.9%
New retail sales revenue per unit	$40,318	$37,694	2,624	7.0%
Same-store new retail sales revenue per unit	$40,300	$37,680	2,620	7.0%
Gross profit — new	$172.9	$141.7	31.2	22.0%
Same-store gross profit — new	$163.9	$141.4	22.5	15.9%
Average gross profit per new vehicle retailed	$3,115	$2,819	296	10.5%
Same-store average gross profit per new vehicle retailed	$3,120	$2,817	303	10.8%
Gross margin % — new	7.7%	7.5%	0.2%	2.7%
Same-store gross margin % — new	7.7%	7.5%	0.2%	2.7%

Units

Retail unit sales of new vehicles increased 5,264 units, or 10.5%, from 2013 to 2014, including an 8.4% increase in the U.S. and a 15.9% increase internationally. The increase is due to a 2,336 unit, or 4.7%, increase in same-store retail unit sales during the period, coupled with a 2,928 unit increase from net dealership acquisitions. Same-store units increased 2.9% in the U.S. and 9.3% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven primarily by an 8.6% increase in premium/luxury brands. Overall, we believe our premium, volume non-U.S., and U.S. brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $344.1 million, or 18.2%, from 2013 to 2014. The increase is due to a $225.7 million, or 11.9%, increase in same-store revenues, coupled with a $118.4 million increase from net dealership acquisitions. Same-store retail revenue increased 5.5% in the U.S. and 26.8% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store revenue increase is due to the 4.7% increase in retail unit sales, which increased revenue by $94.2 million, coupled with a $2,620, or 7.0%, increase in average selling prices per unit, which increased revenue by $131.5 million.

Gross Profit

Retail gross profit from new vehicle sales increased $31.2 million, or 22.0%, from 2013 to 2014. The increase is due to a $22.5 million, or 15.9%, increase in same-store gross profit, coupled with an $8.7 million increase from net dealership acquisitions. The same-store increase is due primarily to the 4.7% increase in retail unit sales, which increased gross profit by $7.3 million, coupled with a $303, or 10.8%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $15.2 million.

Automotive Retail Used Vehicle Data

			2014 vs. 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
Used retail unit sales	45,912	41,587	4,325	10.4%
Same-store used retail unit sales	44,121	41,555	2,566	6.2%
Used retail sales revenue	$1,273.3	$1,061.7	211.6	19.9%
Same-store used retail sales revenue	$1,228.4	$1,060.3	168.1	15.9%
Used retail sales revenue per unit	$27,733	$25,529	2,204	8.6%
Same-store used retail sales revenue per unit	$27,842	$25,516	2,326	9.1%
Gross profit — used	$90.3	$79.7	10.6	13.3%
Same-store gross profit — used	$86.6	$79.6	7.0	8.8%
Average gross profit per used vehicle retailed	$1,966	$1,916	50	2.6%
Same-store average gross profit per used vehicle retailed	$1,963	$1,915	48	2.5%
Gross margin % — used	7.1%	7.5%	(0.4)%	(5.3)%
Same-store gross margin % — used	7.0%	7.5%	(0.5)%	(6.7)%

Units

Retail unit sales of used vehicles increased 4,325 units, or 10.4%, from 2013 to 2014 including a 8.3% increase in the U.S. and a 14.6% increase internationally. The increase is due to a 2,566 unit, or 6.2%, increase in same-store retail unit sales, coupled with a 1,759 unit increase from net dealership acquisitions. Same-store units increased 4.1% in the U.S. and 10.3% internationally. The overall same-store increase was driven by a 9.3% increase in premium/luxury brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, an increase in lease returns, and our focus on retailing trade-ins and minimizing wholesaled vehicles.

Revenues

Used vehicle retail sales revenue increased $211.6 million, or 19.9%, from 2013 to 2014. The increase is due to a $168.1 million, or 15.9%, increase in same-store revenues, coupled with a $43.5 million increase from net dealership acquisitions. Same-store retail revenue increased 8.7% in the U.S. and 25.4% internationally. The overall same-store revenue increase is due to the 6.2% increase in same-store retail unit sales, which increased revenue by $71.4 million, coupled with a $2,326 or 9.1%, increase in comparative average selling prices per unit, which increased revenue by $96.7 million.

Gross Profit

Retail gross profit from used vehicle sales increased $10.6 million, or 13.3%, from 2013 to 2014. The increase is due to a $7.0 million, or 8.8%, increase in same-store gross profit, coupled with a $3.6 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 6.2% increase in used retail unit sales, which increased gross profit by $5.0 million, coupled with a $48, or 2.5%, increase in average gross profit per used vehicle retailed, which increased retail gross profit by $2.0 million.

Automotive Retail Finance and Insurance Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Finance and insurance revenue	$112.3	$94.7	$17.6	18.6%
Same-store finance and insurance revenue	$107.7	$94.6	$13.1	13.8%
Finance and insurance revenue per unit	$1,107	$1,031	$76	7.4%
Same-store finance and insurance revenue per unit	$1,114	$1,031	$83	8.1%

Finance and insurance revenue increased $17.6 million, or 18.6%, from 2013 to 2014. The increase is due to a $13.1 million, or 13.8%, increase in same-store revenues during the period, coupled with a $4.5 million increase from net dealership acquisitions. The same-store revenue increase is due to a 5.3% increase in same-store retail unit sales, which increased revenue by $5.5 million, coupled with an $83, or 8.1%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $7.6 million. Finance and insurance revenue per unit was up 5.4% to $1,065 per unit in the U.S. and up 10.9% to $1,197 per unit internationally. We believe the increases are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Automotive Retail Service and Parts Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Service and parts revenue	$435.7	$384.9	50.8	13.2%
Same-store service and parts revenue	$414.7	$384.6	30.1	7.8%
Gross profit	$260.1	$231.2	28.9	12.5%
Same-store gross profit	$249.5	$231.0	18.5	8.0%
Gross margin	59.7%	60.1%	(0.4)%	(0.7)%
Same-store gross margin	60.2%	60.1%	0.1%	0.2%

Revenues

Service and parts revenue increased $50.8 million, or 13.2%, from 2013 to 2014 including an 8.7% increase in the U.S. and a 25.4% increase internationally. The increase is due to a $30.1 million, or 7.8%, increase in same-store revenues during the period, coupled with a $20.7 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $22.3 million, or 8.3%, increase in customer pay revenue, a $4.7 million, or 5.4%, increase in warranty revenue, a $2.7 million, or 11.0%, increase in body shop revenue, and a $0.4 million, or 7.5%, increase in vehicle preparation revenue. We believe that our parts and service business is being impacted by increasing units in operation due to increasing new vehicle sales in recent years and recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased $28.9 million, or 12.5%, from 2013 to 2014 including an 8.1% increase in the U.S. and a 24.2% increase internationally. The increase is due to an $18.5 million, or 8.0%, increase in same-store gross profit during the period, coupled with a $10.4 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $30.1 million, or 7.8%, increase in same-store revenues, which increased gross profit by $18.1 million, coupled with a 0.2% increase in gross margin, which increased gross profit by $0.4 million. The same-store gross profit increase is composed of a $1.7 million, or 3.6%, increase in warranty gross profit, a $4.4 million, or 11.3%, increase in vehicle preparation gross profit, a $9.6 million, or 7.3%, increase in customer pay gross profit, and a $2.8 million, or 18.7%, increase in body shop gross profit.

Commercial Vehicle Data

We acquired our commercial vehicle business on August 30, 2013. During the three months ended June 30, 2014, this business generated $111.3 million of revenue and $17.9 million of gross profit through the distribution and retail sale of 498 vehicles and parts to a network of more than 70 dealership locations.

Car Rental Data

Car Rental revenue increased $1.7 million to $16.7 million from 2013 to 2014. Car rental gross profit for the three months ended June 30, 2014 of $9.6 million remained unchanged from the same period in 2013.

Selling, General and Administrative Data

			2014 vs. 2013
Dollars in millions	2014	2013	Change	% Change
Personnel expense	$285.7	$240.0	$45.7	19.0%
Advertising expense	$25.0	$20.7	$4.3	20.8%
Rent & related expense	$70.4	$62.3	$8.1	13.0%
Other expense	$132.1	$109.7	$22.4	20.4%
Total SG&A expenses	$513.2	$432.7	$80.5	18.6%
Same-store SG&A expenses	$479.5	$432.2	$47.3	10.9%

Personnel expense as % of gross profit	42.8%	42.9%	(0.1)%	(0.2)%
Advertising expense as % of gross profit	3.8%	3.7%	0.1%	2.7%
Rent & related expense as % of gross profit	10.6%	11.1%	(0.5)%	(4.5)%
Other expense as % of gross profit	19.8%	19.6%	0.2%	1.0%
Total SG&A expenses as % of gross profit	77.0%	77.3%	(0.3)%	(0.4)%
Same-store SG&A expenses as % of gross profit	71.9%	77.3%	(5.4)%	(7.0)%

Selling, general and administrative expenses (“SG&A”) increased $80.5 million, or 18.6%, from $432.7 million to $513.2 million. The aggregate increase is due to a $47.3 million, or 10.9%, increase in same-store SG&A, coupled with a $33.2 million increase from net acquisitions. SG&A as a percentage of gross profit was 77.0%, an improvement of 30 basis points compared to 77.3% in the prior year. SG&A expenses as a percentage of total revenue were 11.6% and 11.9% in the three months ended June 30, 2014 and 2013, respectively.

Depreciation

Depreciation increased $2.8 million, or 19.0%, from $14.7 million to $17.5 million. The increase is due to a $1.9 million, or 12.9%, increase in same-store depreciation, coupled with a $0.9 million increase from acquisitions. The same-store increase is primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $0.9 million, or 8.4%, from $10.7 million to $11.6 million. This increase is due primarily to a $0.3 million, or 3.5%, increase in same-store floor plan interest expense and a $0.6 million increase from net acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $1.2 million, or 10.1%, from $11.9 million to $13.1 million. Our other interest expense has increased during 2014 due to an increased level of borrowing in 2013 relating to our acquisition of the commercial vehicle business.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $2.0 million or 22.5%, from $8.9 million to $10.9 million. The increase was primarily attributable to an increase in equity in earnings from our investment in PTL and earnings from non-automotive retail joint ventures acquired since March 31, 2013.

Income Taxes

Income taxes increased $6.2 million, or 17.8%, from $34.9 million to $41.1 million. The increase is due primarily to an increase in our pre-tax income versus the prior year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Automotive Retail New Vehicle Data

			2014 vs 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
New retail unit sales	105,798	95,306	10,492	11.0%
Same-store new retail unit sales	100,768	94,891	5,877	6.2%
New retail sales revenue	$4,264.4	$3,610.8	653.6	18.1%
Same-store new retail sales revenue	$4,061.0	$3,593.8	467.2	13.0%
New retail sales revenue per unit	$40,306	$37,886	2,420	6.4%
Same-store new retail sales revenue per unit	$40,300	$37,872	2,428	6.4%
Gross profit — new	$329.6	$275.4	54.2	19.7%
Same-store gross profit — new	$314.1	$273.7	40.4	14.8%
Average gross profit per new vehicle retailed	$3,115	$2,888	227	7.9%
Same-store average gross profit per new vehicle retailed	$3,117	$2,885	232	8.0%
Gross margin % — new	7.7%	7.6%	0.1%	1.3%
Same-store gross margin % — new	7.7%	7.6%	0.1%	1.3%

Units

Retail unit sales of new vehicles increased 10,492 units, or 11.0%, from 2013 to 2014, including a 7.4% increase in the U.S. and a 19.6% increase internationally. The increase is due to a 5,877 unit, or 6.2%, increase in same-store retail unit sales during the period, coupled with a 4,615 unit increase from net dealership acquisitions. Same-store units increased 2.5% in the U.S. and 15.1% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven by a 10.6% increase in premium/luxury brands and a 6.3% increase in U.S. brands. Overall, we believe our premium, volume non-U.S., and U.S. brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $653.6 million, or 18.1%, from 2013 to 2014. The increase is due to a $467.2 million, or 13.0%, increase in same-store revenues, coupled with a $186.4 million increase from net dealership acquisitions. Same-store retail revenue increased 5.1% in the U.S. and 30.0% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store revenue increase is due to the 6.2% increase in retail unit sales, which increased revenue by $236.9 million, coupled with a $2,428, or 6.4%, increase in average selling prices per unit, which increased revenue by $230.3 million.

Gross Profit

Retail gross profit from new vehicle sales increased $54.2 million, or 19.7%, from 2013 to 2014. The increase is due to a $40.4 million, or 14.8%, increase in same-store gross profit, coupled with a $13.8 million increase from net dealership acquisitions. The same-store increase is due primarily to the 6.2% increase in retail unit sales, which increased gross profit by $18.3 million, coupled with a $232, or 8.0%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $22.1 million.

Automotive Retail Used Vehicle Data

			2014 vs. 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
Used retail unit sales	91,282	81,097	10,185	12.6%
Same-store used retail unit sales	87,744	80,419	7,325	9.1%
Used retail sales revenue	$2,474.9	$2,049.9	425.0	20.7%
Same-store used retail sales revenue	$2,388.9	$2,038.0	350.9	17.2%
Used retail sales revenue per unit	$27,112	$25,277	1,835	7.3%
Same-store used retail sales revenue per unit	$27,226	$25,342	1,884	7.4%
Gross profit — used	$177.3	$157.0	20.3	12.9%
Same-store gross profit — used	$169.9	$156.0	13.9	8.9%
Average gross profit per used vehicle retailed	$1,942	$1,936	6	0.3%
Same-store average gross profit per used vehicle retailed	$1,937	$1,940	(3)	(0.2)%
Gross margin % — used	7.2%	7.7%	(0.5)%	(6.5)%
Same-store gross margin % — used	7.1%	7.7%	(0.6)%	(7.8)%

Units

Retail unit sales of used vehicles increased 10,185 units, or 12.6%, from 2013 to 2014 including a 10.6% increase in the U.S. and a 16.5% increase internationally. The increase is due to a 7,325 unit, or 9.1%, increase in same-store retail unit sales, coupled with a 2,860 unit increase from net dealership acquisitions. Same-store units increased 7.1% in the U.S. and 13.3% internationally. The overall same-store increase was driven by a 12.0% increase in premium/luxury brands, a 5.1% increase in volume non-U.S. brands and a 5.6% increase in U.S. brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, an increase in lease returns, and our focus on retailing trade-ins and minimizing wholesaled vehicles.

Revenues

Used vehicle retail sales revenue increased $425.0 million, or 20.7%, from 2013 to 2014. The increase is due to a $350.9 million, or 17.2%, increase in same-store revenues, coupled with a $74.1 million increase from net dealership acquisitions. Same-store retail revenue increased 11.2% in the U.S. and 25.2% internationally. The overall same-store revenue increase is due to the 9.1% increase in same-store retail unit sales, which increased revenue by $199.4 million, coupled with a $1,884, or 7.4%, increase in comparative average selling prices per unit, which increased revenue by $151.5 million.

Gross Profit

Retail gross profit from used vehicle sales increased $20.3 million, or 12.9%, from 2013 to 2014. The increase is due to a $13.9 million, or 8.9%, increase in same-store gross profit, coupled with a $6.4 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 9.1% increase in used retail unit sales, which increased gross profit by $14.2 million, somewhat offset by a $3, or 0.2%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $0.3 million.

Automotive Retail Finance and Insurance Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Finance and insurance revenue	$217.2	$180.6	$36.6	20.3%
Same-store finance and insurance revenue	$209.4	$180.3	$29.1	16.1%
Finance and insurance revenue per unit	$1,102	$1,024	$78	7.6%
Same-store finance and insurance revenue per unit	$1,111	$1,029	$82	8.0%

Finance and insurance revenue increased $36.6 million, or 20.3%, from 2013 to 2014. The increase is due to a $29.1 million, or 16.1%, increase in same-store revenues during the period, coupled with a $7.5 million increase from net dealership acquisitions. The same-store revenue increase is due to a 7.5% increase in same-store retail unit sales, which increased revenue by $14.7 million, coupled with an $82, or 8.0%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $14.4 million. Finance and insurance revenue per unit was up 6.3% to $1,057 per unit in the U.S. and up 9.6% to $1,194 per unit internationally. We believe the increases are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Automotive Retail Service and Parts Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Service and parts revenue	$853.2	$764.6	88.6	11.6%
Same-store service and parts revenue	$817.3	$759.6	57.7	7.6%
Gross profit	$507.3	$452.4	54.9	12.1%
Same-store gross profit	$489.6	$450.9	38.7	8.6%
Gross margin	59.5%	59.2%	0.3%	0.5%
Same-store gross margin	59.9%	59.4%	0.5%	0.8%

Revenues

Service and parts revenue increased $88.6 million, or 11.6%, from 2013 to 2014 including a 7.9% increase in the U.S. and a 21.1% increase internationally. The increase is due to a $57.7 million, or 7.6%, increase in same-store revenues during the period, coupled with a $30.9 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $42.6 million, or 8.0%, increase in customer pay revenue, a $7.9 million, or 4.7%, increase in warranty revenue, a $6.5 million, or 13.4%, increase in body shop revenue, and a $0.7 million, or 6.5%, increase in vehicle preparation revenue. However, same-store service and parts revenue was also adversely affected during the period by excessive weather related business closures during the first quarter in the Northeast and Central/Midwest.  We estimate that we lost approximately 280 combined service days in our dealerships in these areas. We believe that our parts and service business is being impacted by increasing units in operation due to increasing new vehicle sales in recent years and recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased $54.9 million, or 12.1%, from 2013 to 2014 including a 7.7% increase in the U.S. and a 23.5% increase internationally. The increase is due to a $38.7 million, or 8.6%, increase in same-store gross profit during the period, coupled with a $16.2 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $57.7 million, or 7.6%, increase in same-store revenues, which increased gross profit by $34.6 million, coupled with a 0.8% increase in gross margin, which increased gross profit by $4.1 million. The same-store gross profit increase is composed of a $4.1 million, or 4.6%, increase in warranty gross profit, a $8.9 million, or 12.1%, increase in vehicle preparation gross profit, a $19.8 million, or 7.6%, increase in customer pay gross profit, and a $5.9 million, or 19.8%, increase in body shop gross profit. However, same-store service and parts gross profit was also adversely affected during the period by excessive weather related business closures during the first quarter in the Northeast and Central/Midwest.  We estimate that we lost approximately 280 combined service days in our dealerships in these areas resulting in lost gross profit.

Commercial Vehicle Data

We acquired our commercial vehicle business on August 30, 2013. During the six months ended June 30, 2014, this business generated $205.8 million of revenue and $33.8 million of gross profit through the distribution and retail sale of 940 vehicles and parts to a network of more than 70 dealership locations.

Car Rental Data

Car Rental revenue increased $8.6 million to $30.4 million from 2013 to 2014. Car rental gross profit increased $3.1 million to $17.0 million from 2013 to 2014. The significant increases are primarily due to the expansion of our Hertz car rental operations into certain markets in Indiana in March 2013.

Selling, General and Administrative Data

			2014 vs. 2013
Dollars in millions	2014	2013	Change	% Change
Personnel expense	$556.9	$471.1	$85.8	18.2%
Advertising expense	$46.6	$39.3	$7.3	18.6%
Rent & related expense	$137.9	$124.3	$13.6	10.9%
Other expense	$259.6	$205.1	$54.5	26.6%
Total SG&A expenses	$1,001.0	$839.8	$161.2	19.2%
Same-store SG&A expenses	$930.9	$830.4	$100.5	12.1%

Personnel expense as % of gross profit	43.1%	43.4%	(0.3)%	(0.7)%
Advertising expense as % of gross profit	3.6%	3.6%	0.0%	0.0%
Rent & related expense as % of gross profit	10.7%	11.4%	(0.7)%	(6.1)%
Other expense as % of gross profit	20.1%	18.9%	1.2%	6.3%
Total SG&A expenses as % of gross profit	77.5%	77.3%	0.2%	0.3%
Same-store SG&A expenses as % of gross profit	72.1%	76.5%	(4.4)%	(5.8)%

Selling, general and administrative expenses (“SG&A”) increased $161.2 million, or 19.2%, from $839.8 million to $1,001.0 million. The aggregate increase is due to a $100.5 million, or 12.1%, increase in same-store SG&A, coupled with a $60.7 million increase from net acquisitions. SG&A as a percentage of gross profit was 77.5%, an increase of 20 basis points compared to 77.3% in the prior year. SG&A expenses as a percentage of total revenue were 11.8% and 12.0% in the six months ended June 30, 2014 and 2013, respectively.  Same-store SG&A as a percentage of gross profit was adversely affected during the period by excessive weather related business closures during the first quarter in the Northeast and Central/Midwest.  We estimate we lost approximately 280 combined service days in our dealerships in these areas, resulting in lost gross profit.  In addition, we believe that we incurred additional general and administrative weather related expenses.

Depreciation

Depreciation increased $5.0 million, or 17.2%, from $29.0 million to $34.0 million. The increase is due to a $3.5 million, or 12.2%, increase in same-store depreciation, coupled with a $1.5 million increase from acquisitions. The same-store increase is primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $1.9 million, or 9.1%, from $20.8 million to $22.7 million. This increase is due primarily to a $1.0 million, or 4.9%, increase in same-store floor plan interest expense and a $0.9 million increase from net acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $2.8 million, or 12.0%, from $23.4 million to $26.2 million. Our other interest expense has increased during 2014 due to an increased level of borrowing in 2013 relating to our acquisition of the commercial vehicle business.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $4.8 million or 42.9%, from $11.2 million to $16.0 million. The increase was primarily attributable to an increase in equity in earnings from our investment in PTL and earnings from non-automotive retail joint ventures acquired since March 31, 2013.

Income Taxes

Income taxes increased $12.0 million, or 19.0%, from $63.2 million to $75.2 million. The increase is due primarily to an increase in our pre-tax income versus the prior year.

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

As of June 30, 2014, we had $61.4 million of cash, available to fund our operations and capital commitments. In addition, we had $350.0 million, £82.0 million ($140.3 million), and AU $28.0 million ($25.9 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

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

During the six months ended June 30, 2014, we repurchased 175,000 shares of our outstanding common stock for $8.0 million, or an average of $45.95 per share, under a program approved by our Board of Directors. As of June 30, 2014, we have $77.6 million in repurchase authorization under the existing securities repurchase program. Additionally, during the six months ended June 30, 2014, we acquired 160,350 shares of our common stock for $7.5 million, or an average of $46.48, from employees in connection with a net share settlement feature of employee equity awards.

Dividends

We paid the following cash dividends on our common stock in 2013 and 2014:

Per Share Dividends

2013

First Quarter	$0.14
Second Quarter	0.15
Third Quarter	0.16
Fourth Quarter	0.17

2014

First Quarter	$0.18
Second Quarter	0.19

We also have announced a cash dividend of $0.20 per share payable on September 2, 2014 to shareholders of record on August 11, 2014. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

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

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.S. subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of June 30, 2014, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements” below.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to lenders under the U.S. credit agreement. As of June 30, 2014, $100.0 million of revolver borrowings and $98.0 million of term loans were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2014, outstanding loans under the U.K. credit agreement amounted to £28.0 million ($47.9 million).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of June 30, 2014, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements” below.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement.

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of June 30, 2014, the amount outstanding under the U.K. term loan was £15.0 million ($25.7 million).

5.75% Senior Subordinated Notes

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”).

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned U.S. subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of June 30, 2014, we were in compliance with all negative covenants, and there were no events of default.

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

Rental Car Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $200.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments (repayments of principal) and expires in October 2015. Vehicle principal balances must be paid in full within twelve to twenty-four months, depending on the year, make and model of the vehicle. As of June 30, 2014 outstanding loans under the rental car revolver amounted to $121.0 million.

Working Capital Loan Agreement

In December 2013 we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($25.9 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of June 30, 2014, no loans were outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2014, we owed $130.4 million of principal under our mortgage facilities.

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

During the six months ended June 30, 2014, outstanding revolving commitments varied between $72.5 million and $252.0 million under the U.S. credit agreement and between £4.0 and £82.0 million ($6.8 and $140.3 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three and six months ended June 30, 2014, the swaps increased the weighted average interest rate on our floor plan borrowing by 28 basis points.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease a majority of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.9 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a ‘‘rent coverage’’ ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of June 30, 2014, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

We have a vehicle fleet of approximately 6,800 vehicles in our car rental business. When we acquire these cars, we make certain assumptions regarding their value at the time we expect to dispose of them. If the ultimate market value of a significant number of the cars at the time of disposition is less than our estimated residual values, our car rental operations could incur significant losses. Because our fleet is principally comprised of Toyota vehicles and to a lesser extent Honda and General Motors vehicles, we are more at risk for a decrease in perceived value for these brands, and any events that negatively affect these manufacturers could exacerbate this risk.

Our floor plan credit agreement with Mercedes-Benz Financial Service Australia (‘‘MBA’’) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

Cash Flows

Cash and cash equivalents increased by $11.6 million during the six months ended June 30, 2014 and decreased by $17.5 million during the six months ended June 30, 2013. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $211.4 million and $174.0 million during the six months ended June 30, 2014 and 2013, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Six Months Ended June 30,
Dollars in millions	2014	2013
Net cash from continuing operating activities as reported	$211.4	$174.0
Floor plan notes payable — non-trade as reported	32.4	37.6
Net cash from continuing operating activities including all floor plan notes payable	$243.8	$211.6

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $210.5 million and $183.8 million during the six months ended June 30, 2014 and 2013, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities and vehicle purchases for our rental car business. Capital expenditures were $149.2 million and $143.4 million, including $76.3 million and $73.2 million of capital expenditures relating to vehicle purchases for our rental car business, during the six months ended June 30, 2014 and 2013, respectively. We currently expect to finance our retail automotive segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities and our rental car revolver for rental car capital expenditures. Cash used in acquisitions and other investments, net of cash acquired, was $86.2 million and $30.7 million during the six months ended June 30, 2014 and 2013, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $23.0 million and $1.8 million, respectively. Additionally, cash provided by other investing activities  was $24.9 million during the six months ended June 30, 2014 and cash used in other investing activities was $9.7 million during the six months ended June 30, 2013.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $19.4 million and 15.4 million during the six months ended June 30, 2014  and 2013, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, and dividends. We had net repayments of long-term debt of $3.1 million and $11.2 million during the six months ended June 30, 2014 and 2013, respectively. We had net borrowings of floor plan notes payable non-trade of $32.4 million and $37.6 million during the six months ended June 30, 2014 and 2013, respectively. We repurchased common stock for a total of $15.5 million and $15.8 million during the six months ended June 30, 2014 and 2013, respectively. We also paid cash dividends to our stockholders of $33.5 million and $26.2 million during the six months ended June 30, 2014 and 2013, respectively.

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

Other Related Party Interests and Transactions

Roger S. Penske is also a managing member of Transportation Resource Partners, an organization that invests in transportation-related industries. Robert H. Kurnick, Jr., our President and a director, is also the President and a director of Penske Corporation. Kanji Sasaki, one of our directors and officers, is also an employee of Mitsui & Co.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2014, our automotive retail joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	82.19	%(A) (C)
Greenwich, Connecticut	Mercedes-Benz	80.00	%(B) (C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën, Kia, SEAT, Maserati	50.00	%(D)
Northern Italy	BMW, MINI	70.00	%(C)

(A)

An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 17.81% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

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

•                  we are subject to the risk that a substantial number of our new or used car inventory may be unavailable due to recall or other reasons;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of June 30, 2014, a 100 basis point change in interest rates would result in an approximate $2.5 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW). In 2011, we entered into forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300 million of our floating rate floor plan debt is fixed at a rate of 2.135% and $100 million of our floating rate floor plan debt is fixed at a rate of 1.55%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2014, including consideration of the notional value of the swap agreements, a 100 basis point change in interest rates would result in an approximate $20.2 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of June 30, 2014, we had operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $344.5 million change to our revenues for the six months ended June 30, 2014.

In common with other automotive retailers and commercial vehicle distributors, we purchase certain of our new vehicle and parts inventories from non-U.S. manufacturers. Although we purchase the majority of our automotive inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding common stock, debt or convertible debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration. During the second quarter of 2014, we repurchased 175,000 shares of common stock under this program for a total of $8.0 million. As of June 30, 2014, our remaining authorization under the program was $77.6 million.

During the second quarter of 2014, we also acquired 156,804 shares of our common stock for $7.3 million from employees to satisfy tax obligations in connection with vesting of employee restricted stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2014	100,146	$45.22	100,000	$81.1
May 1 to May 31, 2014	75,000	$46.92	75,000	$77.6
June 1 to June 30, 2014	156,658	$46.53	—	$77.6
	331,804		175,000

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: July 31, 2014		Chief Executive Officer

	By:	/s/ David K. Jones
David K. Jones
Date: July 31, 2014		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

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