Form 10-Q
period 2014-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2014-10-29
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 23, 2014, there were 90,227,323 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
	(In millions, except share amounts)
ASSETS
Cash and cash equivalents	$150.5	$49.8
Accounts receivable, net of allowance for doubtful accounts of $4.7 and $3.4	643.8	600.8
Inventories	2,479.0	2,518.3
Other current assets	100.4	88.4
Assets held for sale	45.6	107.3

Total current assets	3,419.3	3,364.6
Property and equipment, net	1,375.1	1,232.2
Goodwill	1,187.7	1,144.5
Franchise value	295.0	295.4
Equity method investments	386.5	346.9
Other long-term assets	18.7	31.9

Total assets	$6,682.3	$6,415.5

LIABILITIES AND EQUITY
Floor plan notes payable	$1,606.1	$1,685.1
Floor plan notes payable — non-trade	893.6	901.6
Accounts payable	382.7	373.3
Accrued expenses	317.3	262.6
Current portion of long-term debt	71.8	50.0
Liabilities held for sale	33.7	59.7

Total current liabilities	3,305.2	3,332.3
Long-term debt	1,161.6	1,033.2
Deferred tax liabilities	374.3	361.4
Other long-term liabilities	185.8	166.5

Total liabilities	5,026.9	4,893.4
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 90,227,323 shares issued and outstanding at September 30, 2014; 90,243,731 shares issued and outstanding at December 31, 2013	—	—
Non-voting Common Stock, $0.0001 par value, 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	688.7	693.6
Retained earnings	962.6	799.2
Accumulated other comprehensive income (loss)	(13.4)	11.6

Total Penske Automotive Group stockholders’ equity	1,637.9	1,504.4

Non-controlling interest	17.5	17.7

Total equity	1,655.4	1,522.1

Total liabilities and equity	$6,682.3	$6,415.5

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
New vehicle	$2,231.1	$1,964.5	$6,495.5	$5,575.3
Used vehicle	1,301.9	1,078.5	3,776.8	3,128.4
Finance and insurance, net	114.7	98.2	331.9	278.8
Service and parts	435.5	375.0	1,288.7	1,139.6
Fleet and wholesale	215.9	177.0	620.6	529.2
Commercial vehicles, car rental and other	118.8	65.9	359.1	87.7
Total revenues	$4,417.9	$3,759.1	$12,872.6	$10,739.0
Cost of sales:
New vehicle	2,059.9	1,817.0	5,994.7	5,152.4
Used vehicle	1,216.1	998.6	3,513.7	2,891.5
Service and parts	176.8	149.3	522.7	461.5
Fleet and wholesale	214.6	174.7	611.8	520.1
Commercial vehicles, car rental and other	91.8	48.4	280.1	56.3
Total cost of sales	3,759.2	3,188.0	10,923.0	9,081.8
Gross profit	658.7	571.1	1,949.6	1,657.2
Selling, general and administrative expenses	512.9	446.4	1,513.9	1,286.2
Depreciation	17.8	15.4	51.8	44.4
Operating income	128.0	109.3	383.9	326.6
Floor plan interest expense	(11.2)	(10.6)	(33.9)	(31.4)
Other interest expense	(13.3)	(12.3)	(39.5)	(35.7)
Equity in earnings of affiliates	12.7	11.2	28.7	22.4
Income from continuing operations before income taxes	116.2	97.6	339.2	281.9
Income taxes	(39.2)	(31.3)	(114.4)	(94.5)
Income from continuing operations	77.0	66.3	224.8	187.4
Loss from discontinued operations, net of tax	(1.9)	(0.8)	(7.9)	(1.4)
Net income	75.1	65.5	216.9	186.0
Less: Income attributable to non-controlling interests	0.6	0.2	2.0	1.0
Net income attributable to Penske Automotive Group common stockholders	$74.5	$65.3	$214.9	$185.0
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.85	$0.73	$2.46	$2.06
Discontinued operations	(0.02)	(0.01)	(0.08)	(0.01)
Net income attributable to Penske Automotive Group common stockholders	$0.83	$0.72	$2.38	$2.05
Shares used in determining basic earnings per share (Note 6)	90.3	90.2	90.4	90.3
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.85	$0.73	$2.46	$2.06
Discontinued operations	(0.02)	(0.01)	(0.08)	(0.01)
Net income attributable to Penske Automotive Group common stockholders	$0.83	$0.72	$2.38	$2.05
Shares used in determining diluted earnings per share (Note 6)	90.3	90.2	90.4	90.3
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$77.0	$66.3	$224.8	$187.4
Less: Income attributable to non-controlling interests	0.6	0.2	2.0	1.0
Income from continuing operations, net of tax	76.4	66.1	222.8	186.4
Loss from discontinued operations, net of tax	(1.9)	(0.8)	(7.9)	(1.4)
Net income attributable to Penske Automotive Group common stockholders	$74.5	$65.3	$214.9	$185.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In millions)
Net Income	$75.1	$65.5	$216.9	$186.0
Other Comprehensive Income:
Foreign currency translation adjustment	(53.5)	41.8	(27.4)	6.7
Unrealized gain (loss) on interest rate swaps:
Unrealized gain(loss) arising during the period, net of tax benefits	—	0.3	(0.2)	0.8
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $0.7, $0.4, $2.2, and $1.4, respectively	1.1	0.5	3.4	2.2
Unrealized gain on interest rate swaps, net of tax	1.1	0.8	3.2	3.0
Other adjustments to Comprehensive Income, net	1.4	(4.2)	(1.8)	(5.4)
Other Comprehensive Income (Loss), Net of Taxes	(51.0)	38.4	(26.0)	4.3
Comprehensive Income	24.1	103.9	190.9	190.3
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.1)	0.2	1.0	1.5
Comprehensive income attributable to Penske Automotive Group common stockholders	$24.2	$103.7	$189.9	$188.8

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$216.9	$186.0
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	51.8	44.4
Earnings of equity method investments	(22.9)	(18.5)
Loss from discontinued operations, net of tax	7.9	1.4
Deferred income taxes	9.8	47.1
Changes in operating assets and liabilities:
Accounts receivable	(43.1)	(16.4)
Inventories	69.2	(153.1)
Floor plan notes payable	(79.0)	126.5
Accounts payable and accrued expenses	62.8	66.3
Other	3.9	12.9
Net cash provided by continuing operating activities	277.3	296.6
Investing Activities:
Purchase of equipment and improvements	(119.6)	(122.2)
Purchase of car rental vehicles	(93.5)	(82.3)
Disposal of car rental vehicles	45.1	8.0
Dealership acquisitions net, including repayment of sellers’ floor plan notes payable of $23.0 and $1.0, respectively	(86.2)	(221.2)
Other	(25.3)	(15.5)
Net cash used in continuing investing activities	(279.5)	(433.2)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	951.1	808.7
Repayments under U.S. credit agreement revolving credit line	(867.1)	(814.7)
Repayments under U.S. credit agreement term loan	—	(12.0)
Proceeds from borrowings under car rental revolver	95.7	104.4
Repayments of car rental revolver	(72.6)	(30.5)
Net borrowings of other long-term debt	42.8	68.0
Net (repayments) borrowings of floor plan notes payable — non-trade	(8.0)	78.0
Repurchases of common stock	(15.5)	(15.8)
Dividends	(51.5)	(40.7)
Other	0.3	0.2
Net cash provided by continuing financing activities	75.2	145.6
Discontinued operations:
Net cash (used in)/provided by discontinued operating activities	(23.2)	13.0
Net cash provided by discontinued investing activities	54.1	29.2
Net cash used in discontinued financing activities	(3.2)	(23.7)
Net cash provided by discontinued operations	27.7	18.5
Net change in cash and cash equivalents	100.7	27.5
Cash and cash equivalents, beginning of period	49.8	43.8
Cash and cash equivalents, end of period	$150.5	$71.3

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$67.7	$62.0
Income taxes	85.6	23.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske Automotive
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2014	90,243,731	$—	$693.6	$799.2	$11.6	$1,504.4	$17.7	$1,522.1
Equity compensation	318,942	—	10.3	—	—	10.3	—	10.3
Repurchases of common stock	(335,350)	—	(15.5)	—	—	(15.5)	—	(15.5)
Dividends	—	—	—	(51.5)	—	(51.5)	—	(51.5)
Distributions to non-controlling interests	—	—	—	—	—	—	(1.5)	(1.5)
Purchase of controlling interest	—	—	—	—	—	—	0.2	0.2
Sale of subsidiary shares to non-controlling interest	—	—	0.3	—	—	0.3	0.1	0.4
Foreign currency translation	—	—	—	—	(26.4)	(26.4)	(1.0)	(27.4)
Interest rate swaps	—	—	—	—	3.2	3.2	—	3.2
Other	—	—	—	—	(1.8)	(1.8)	—	(1.8)
Net income	—	—	—	214.9	—	214.9	2.0	216.9
Balance, September 30, 2014	90,227,323	$—	$688.7	$962.6	$(13.4)	$1,637.9	$17.5	$1,655.4

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

We are an international transportation services company that operates automotive dealerships principally in the United States and Western Europe, and distributes commercial vehicles, engines, power systems and related parts and services principally in Australia and New Zealand. We employ approximately 20,000 people worldwide.

Automotive Dealership. We are the second largest automotive retailer headquartered in the U.S. as measured by the $14.7 billion in total revenue we generated in 2013. As of September 30, 2014, we operated 324 automotive retail franchises, of which 177 franchises are located in the U.S. and 147 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2014, we retailed and wholesaled more than 363,000 vehicles. We are diversified geographically, with 61% of our total automotive dealership revenues in the nine months ended September 30, 2014 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer over 35 vehicle brands, with 71% of our automotive dealership revenue in the nine months ended September 30, 2014 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of higher-margin products, such as third-party finance and insurance products, third-party extended service contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors which are subject to certain rights and restrictions typical of the industry.

During the nine months ended September 30, 2014, we acquired one U.S. franchise, BMW of Greenwich (CT), one U.K. franchise, Skipton VW, were awarded four franchises and disposed of seven franchises including four in Bremen, Germany which were consolidated with our Hamburg operations.  During the three months ended September 30, 2014, we invested $16.6 million for a 50% ownership interest in a group of BMW and MINI dealerships operating eight franchises in Barcelona, Spain.

Commercial Vehicle, Engine, Power Systems, and Parts Distribution. On August 30, 2013, we acquired Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business distributes vehicles and parts to a network of more than 70 dealership locations including three company-owned retail commercial vehicle dealerships. In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a distributor of diesel and gas engines and power systems, operating across the on-and off-highway markets in Australia, New Zealand and the Pacific. The on-highway portion of this business complements our existing Western Star truck distribution business.

Car Rental. We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations with approximately 6,400 vehicles in the fleet. Our car rental business complements our existing U.S. automotive dealership operations.

Penske Truck Leasing. We hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (‘‘PTL’’), a leading provider of transportation services and supply chain management.

Basis of Presentation

The following unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2014 and December 31, 2013 and for the three and nine month periods ended September 30, 2014 and 2013 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for the prior periods have been revised for entities that have been treated as discontinued operations through September 30, 2014, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2013, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) — Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation — Overall, or Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. This ASU was effective prospectively for us for the annual period beginning January 1, 2014. The adoption of ASU No. 2013-05 has had no effect on our consolidated financial position, results of operations, or cash flows.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 resolves the diversity in practice regarding the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU was effective for us for the annual period beginning January 1, 2014. The adoption of ASU No. 2013-11 has had no effect on our consolidated financial position, results of operations, or cash flows.

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-8 changes the requirements for reporting discontinued operations to only allow presentation of a disposal of an entity or component of an entity as a discontinued operation if it represents a strategic shift that has (or will have) a major effect on an entity’s operations or financial results. This ASU is effective for us for the annual period beginning January 1, 2015. We anticipate the adoption of ASU No. 2014-8 to result in fewer of our disposals qualifying for discontinued operations treatment.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU is effective for us beginning after January 1, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.  We are currently assessing the impact the adoption of this update will have on our consolidated financial position, results of operations, and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 will require management to assess an entity’s ability to continue as a going concern for each annual and interim reporting period, and to provide related footnote disclosure in circumstances in which substantial doubt exists. This ASU is effective for us for the annual period ending December 31, 2016, and we will continue to assess the impact on our consolidated financial statements.

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

Combined financial information regarding entities accounted for as discontinued operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$25.4	$80.1	$101.6	$351.8
Pre-tax income (loss)	$(2.5)	$(0.6)	$(18.7)	$(1.2)
Pre-tax gain (loss) on disposal	$—	$—	$14.8	$0.8

	September 30,	December 31,
	2014	2013

Inventories	$22.7	$55.8
Other assets	22.9	51.5
Total assets	$45.6	$107.3

Floor plan notes payable (including non-trade)	$18.3	$43.6
Other liabilities	15.4	16.1
Total liabilities	$33.7	$59.7

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

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550.0	$567.6	$550.0	$565.1
Mortgage facilities	130.9	131.6	118.6	117.0

2. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013
New vehicles	$1,627.1	$1,709.4
Used vehicles	629.9	585.5
Commercial vehicles	120.3	126.9
Parts, accessories and other	101.7	96.5
Total inventories	$2,479.0	$2,518.3

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $10.9 million and $8.8 million during the three months ended September 30, 2014 and 2013, respectively, and $30.6 million and $25.2 million during the nine months ended September 30, 2014 and 2013, respectively.

3. Business Combinations

We acquired two automotive retail franchises during the nine months ended September 30, 2014.  We acquired Penske Commercial Vehicles as discussed in Note 1, one Hertz car rental franchise market area and one automotive retail franchise during the nine months ended September 30, 2013. During the nine months ended September 30, 2014 we also made an additional investment in an entity previously accounted under the equity method.  Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2014 and 2013 follows:

	September 30
	2014	2013
Accounts receivable	$0.7	$20.1
Inventory	29.1	124.3
Other current assets	1.2	2.8
Property and equipment	4.1	26.1
Indefinite-lived intangibles	57.1	133.1
Other non-current assets	—	8.4
Current liabilities	(2.6)	(94.1)
Non-current liabilities	(2.2)	0.5
Total consideration	87.4	221.2
Seller financed/assumed debt	(1.2)	—
Cash used in dealership acquisitions	$86.2	$221.2

The following unaudited consolidated pro forma results of operations of PAG for the three and nine months ended September 30, 2014 and 2013 give effect to acquisitions consummated during 2014 and 2013 as if they had occurred effective at the beginning of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$4,417.9	$4,115.0	$12,916.0	$11,997.8
Income from continuing operations	76.4	73.5	222.9	216.6
Net income	74.5	72.7	215.0	215.2
Income from continuing operations per diluted common share	$0.85	$0.81	$2.46	$2.39
Net income per diluted common share	$0.83	$0.80	$2.38	$2.38

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and franchise value during the nine months ended September 30, 2014:

	Goodwill	Franchise Value
Balance, January 1, 2014	$1,144.5	$295.4
Additions	55.2	1.9
Disposals	—	—
Foreign currency translation	(12.0)	(2.3)
Balance, September 30, 2014	$1,187.7	$295.0

All additions were within our Retail reportable segment. As of September 30, 2014, the goodwill balance within our Retail and Other reportable segments was $1,066.4 million and $121.3 million, respectively.

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

The floor plan agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries, and in the U.S., Australia and New Zealand are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (‘‘LIBOR’’), the Finance House Bank Rate, the Euro Interbank Offered Rate or Australian or New Zealand Bank Bill Swap Rate (‘‘BBSW’’). The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 8, was 1.8% and 1.9% for the nine months ended September 30, 2014 and 2013, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable—non-trade on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average number of common shares outstanding	90,286,098	90,201,075	90,371,363	90,297,797
Effect of non-participatory equity compensation	36,000	36,000	36,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	90,322,098	90,237,075	90,407,363	90,333,797

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
U.S. credit agreement - revolving credit line	$174.0	$90.0
U.S. credit agreement - term loan	98.0	98.0
U.K. credit agreement - revolving credit line	136.2	106.0
U.K. credit agreement - term loan	21.9	29.8
U.K. credit agreement - overdraft line of credit	—	—
5.75% senior subordinated notes due 2022	550.0	550.0
Rental car revolver	110.0	86.9
Mortgage facilities	130.9	118.6
Other	12.4	3.9
Total long-term debt	1,233.4	1,083.2
Less: current portion	(71.8)	(50.0)
Net long-term debt	$1,161.6	$1,033.2

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

As amended, the U. S. credit agreement provides for up to $450 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes and a non-amortizing term loan with a balance of $98 million. The loans mature on the termination date of the facility which is September 30, 2017. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.00%, may be prepaid at any time, but then may not be re-borrowed.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to lenders under the U.S. credit agreement. As of September 30, 2014, $174.0 million of revolver borrowings and $98.0 million of term loans were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of September 30, 2014, outstanding loans under the U.K. credit agreement amounted to £84.0 million ($136.2 million).

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

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. In September 2014, we amended the U.K. credit agreement and U.K. term loan (discussed below) to provide the U.K. subsidiaries with covenant flexibility to fund the purchase of MTU Detroit Diesel Australia (discussed above).

In 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of September 30, 2014, the amount outstanding under the U.K. term loan was £13.5 million ($21.9 million).

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

Car Rental Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $200.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments and expires in October 2015. As of September 30, 2014, outstanding loans under the rental car revolver amounted to $110.0 million.

Working Capital Loan Agreement

In December 2013, we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($25.9 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of September 30, 2014, no loans were outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2014, we owed $130.9 million of principal under our mortgage facilities.

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

We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of September 30, 2014 and December 31, 2013, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $2.5 million and $7.7 million, respectively. During 2014 and 2013, there was no hedge ineffectiveness recorded in our income statement. During the three and nine months ended September 30, 2014, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 29 basis points.

Our commercial vehicle business sells vehicles and parts purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, we enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the forward foreign exchange contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $1.5 million and $2.2 million as of September 30, 2014 and December 31, 2013, respectively.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2014, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2014, we were in compliance with all covenants under these leases.

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

We have $24.1 million of letters of credit outstanding as of September 30, 2014, and have posted $13.3 million of surety bonds in the ordinary course of business.

10. Equity

Share Repurchase

During the nine months ended September 30, 2014, we repurchased 175,000 shares of our outstanding common stock for $8.0 million, or an average of $45.95 per share, under a program approved by our Board of Directors. During the third quarter of 2014, we did not repurchase any common stock under this program. As of September 30, 2014, our remaining authorization under the program was $77.6 million. Additionally, during the nine months ended September 30, 2014, we acquired 160,350 shares of our common stock for $7.5 million, or an average of $46.48, from employees in connection with a net share settlement feature of employee equity awards.

11. Accumulated Other Comprehensive Income / (Loss)

Changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss) during the three and nine months ended September 30, 2014 and 2013, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended September 30, 2014

	Foreign Currency Translation	Other	Total
Balance at June 30, 2014	$37.8	$(0.9)	$36.9
Other comprehensive income before reclassifications	(52.8)	1.4	(51.4)
Amounts reclassified from accumulated other comprehensive income - net of tax	—	1.1	1.1
Net current-period other comprehensive income	(52.8)	2.5	(50.3)
Balance at September 30, 2014	$(15.0)	$1.6	$(13.4)

Three Months Ended September 30, 2013

	Foreign Currency Translation	Other	Total
Balance at June 30, 2013	$(36.9)	$(4.6)	$(41.5)
Other comprehensive income before reclassifications	41.8	(3.9)	37.9
Amounts reclassified from accumulated other comprehensive income - net of tax	—	0.5	0.5
Net current-period other comprehensive income	41.8	(3.4)	38.4
Balance at September 30, 2013	$4.9	$(8.0)	$(3.1)

Nine Months Ended September 30, 2014

	Foreign Currency Translation	Other	Total
Balance at December 31, 2013	$11.4	$0.2	$11.6
Other comprehensive income before reclassifications	(26.4)	(2.0)	(28.4)
Amounts reclassified from accumulated other comprehensive income - net of tax	—	3.4	3.4
Net current-period other comprehensive income	(26.4)	1.4	(25.0)
Balance at September 30, 2014	$(15.0)	$1.6	$(13.4)

Nine Months Ended September 30, 2013

	Foreign Currency Translation	Other	Total
Balance at December 31, 2012	$(1.2)	$(5.6)	$(6.8)
Other comprehensive income before reclassifications	7.0	(4.6)	2.4
Amounts reclassified from accumulated other comprehensive income - net of tax	(0.9)	2.2	1.3
Net current-period other comprehensive income	6.1	(2.4)	3.7
Balance at September 30, 2013	$4.9	$(8.0)	$(3.1)

Within the amounts reclassified from accumulated other comprehensive income, amounts associated with Other relate to interest rate swaps and are included in floor plan interest expense.  The amount associated with foreign currency translation for the nine months ended September 30, 2013 is included in selling, general, and administrative expenses.

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

Revenue and segment income for the three and nine months ended September 30, 2014 and 2013 follows:

Three Months Ended September 30

	Retail	Other	Intersegment Elimination	Total
Revenues
2014	$4,305.3	$119.0	$(6.4)	$4,417.9
2013	3,698.8	66.0	(5.7)	3,759.1
Segment income
2014	100.8	15.2	0.2	116.2
2013	84.0	13.5	0.1	97.6

Nine Months Ended September 30

	Retail	Other	Intersegment Elimination	Total
Revenues
2014	$12,566.0	$359.7	$(53.1)	$12,872.6
2013	10,678.1	88.0	(27.1)	10,739.0
Segment income
2014	301.0	38.4	(0.2)	339.2
2013	259.0	23.2	(0.3)	281.9

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of September 30, 2014 and December 31, 2013 and for the three and nine month periods ended September 30, 2014 and 2013 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and jointly and several. The condensed consolidating financial information includes certain allocations of balance sheet, income statement and cash flow items which are not necessarily indicative of the financial position, results of operations and cash flows of these entities on a stand-alone basis.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Cash and cash equivalents	$150.5	$—	$—	$—	$150.5
Accounts receivable, net	643.8	(405.2)	405.2	311.9	331.9
Inventories	2,479.0	—	—	1,368.2	1,110.8
Other current assets	100.4	—	3.9	30.3	66.2
Assets held for sale	45.6	—	—	10.4	35.2

Total current assets	3,419.3	(405.2)	409.1	1,720.8	1,694.6
Property and equipment, net	1,375.1	—	3.7	885.7	485.7
Intangible assets	1,482.7	—	—	826.6	656.1
Equity method investments	386.5	—	316.8	—	69.7
Other long-term assets	18.7	(1,867.3)	1,878.0	5.4	2.6

Total assets	$6,682.3	$(2,272.5)	$2,607.6	$3,438.5	$2,908.7

Floor plan notes payable	$1,606.1	$—	$—	$893.9	$712.2
Floor plan notes payable — non-trade	893.6	—	127.0	414.6	352.0
Accounts payable	382.7	—	3.0	139.3	240.4
Accrued expenses	317.3	(405.2)	0.2	153.0	569.3
Current portion of long-term debt	71.8	—	—	57.7	14.1
Liabilities held for sale	33.7	—	—	4.6	29.1

Total current liabilities	3,305.2	(405.2)	130.2	1,663.1	1,917.1
Long-term debt	1,161.6	(255.0)	822.0	174.3	420.3
Deferred tax liabilities	374.3	—	—	349.1	25.2
Other long-term liabilities	185.8	—	—	61.9	123.9

Total liabilities	5,026.9	(660.2)	952.2	2,248.4	2,486.5
Total equity	1,655.4	(1,612.3)	1,655.4	1,190.1	422.2

Total liabilities and equity	$6,682.3	$(2,272.5)	$2,607.6	$3,438.5	$2,908.7

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Cash and cash equivalents	$49.8	$—	$—	$12.6	$37.2
Accounts receivable, net	600.8	(392.5)	392.5	382.1	218.7
Inventories	2,518.3	—	—	1,416.2	1,102.1
Other current assets	88.4	—	2.9	43.4	42.1
Assets held for sale	107.3	—	—	61.0	46.3

Total current assets	3,364.6	(392.5)	395.4	1,915.3	1,446.4
Property and equipment, net	1,232.2	—	4.0	800.0	428.2
Intangible assets	1,439.9	—	—	771.6	668.3
Equity method investments	346.9	—	294.9	—	52.0
Other long-term assets	31.9	(1,686.0)	1,697.5	5.2	15.2

Total assets	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

Floor plan notes payable	$1,685.1	$—	$—	$1,009.5	$675.6
Floor plan notes payable — non-trade	901.6	—	128.1	445.7	327.8
Accounts payable	373.3	—	3.5	141.7	228.1
Accrued expenses	262.6	(392.5)	0.1	122.2	532.8
Current portion of long-term debt	50.0	—	—	39.5	10.5
Liabilities held for sale	59.7	—	—	31.0	28.7

Total current liabilities	3,332.3	(392.5)	131.7	1,789.6	1,803.5
Long-term debt	1,033.2	(123.6)	738.0	158.4	260.4
Deferred tax liabilities	361.4	—	—	337.6	23.8
Other long-term liabilities	166.5	—	—	68.8	97.7

Total liabilities	4,893.4	(516.1)	869.7	2,354.4	2,185.4
Total equity	1,522.1	(1,562.4)	1,522.1	1,137.7	424.7

Total liabilities and equity	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$4,417.9	$—	$—	$2,516.9	$1,901.0
Cost of sales	3,759.2	—	—	2,128.5	1,630.7

Gross profit	658.7	—	—	388.4	270.3
Selling, general and administrative expenses	512.9	—	11.5	293.8	207.6
Depreciation	17.8	—	0.4	10.1	7.3

Operating income (loss)	128.0	—	(11.9)	84.5	55.4
Floor plan interest expense	(11.2)	—	(2.4)	(5.2)	(3.6)
Other interest expense	(13.3)	—	(7.5)	(1.3)	(4.5)
Equity in earnings of affiliates	12.7	—	11.7	—	1.0
Equity in earnings of subsidiaries	—	(125.7)	125.7	—	—

Income (loss) from continuing operations before income taxes	116.2	(125.7)	115.6	78.0	48.3
Income taxes	(39.2)	42.6	(39.2)	(30.9)	(11.7)

Income (loss) from continuing operations	77.0	(83.1)	76.4	47.1	36.6
(Loss) income from discontinued operations, net of tax	(1.9)	1.9	(1.9)	(0.9)	(1.0)

Net income (loss)	75.1	(81.2)	74.5	46.2	35.6
Other comprehensive income (loss), net of tax	(51.0)	50.1	(51.0)	1.1	(51.2)

Comprehensive income	24.1	(31.1)	23.5	47.3	(15.6)
Less: Comprehensive income attributable to the non-controlling interests	(0.1)	0.7	(0.7)	—	(0.1)

Comprehensive income attributable to Penske Automotive Group common stockholders	$24.2	$(31.8)	$24.2	$47.3	$(15.5)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$3,759.1	$—	$—	$2,207.9	$1,551.2
Cost of sales	3,188.0	—	—	1,857.3	1,330.7

Gross profit	571.1	—	—	350.6	220.5
Selling, general and administrative expenses	446.4	—	5.5	270.6	170.3
Depreciation	15.4	—	0.4	9.1	5.9

Operating income (loss)	109.3	—	(5.9)	70.9	44.3
Floor plan interest expense	(10.6)	—	(2.4)	(4.8)	(3.4)
Other interest expense	(12.3)	—	(6.4)	(1.9)	(4.0)
Equity in earnings of affiliates	11.2	—	10.0	—	1.2
Equity in earnings of subsidiaries	—	(102.0)	102.0	—	—

Income (loss) from continuing operations before income taxes	97.6	(102.0)	97.3	64.2	38.1
Income taxes	(31.3)	32.3	(31.3)	(22.8)	(9.5)

Income (loss) from continuing operations	66.3	(69.7)	66.0	41.4	28.6
(Loss) income from discontinued operations, net of tax	(0.8)	0.8	(0.8)	0.4	(1.2)

Net income (loss)	65.5	(68.9)	65.2	41.8	27.4
Other comprehensive income (loss), net of tax	38.4	(38.6)	38.4	0.8	37.8

Comprehensive income	103.9	(107.5)	103.6	42.6	65.2
Less: Comprehensive income attributable to the non-controlling interests	0.2	—	—	—	0.2

Comprehensive income attributable to Penske Automotive Group common stockholders	$103.7	$(107.5)	$103.6	$42.6	$65.0

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$12,872.6	$—	$—	$7,178.0	$5,694.6
Cost of sales	10,923.0	—	—	6,034.2	4,888.8

Gross profit	1,949.6	—	—	1,143.8	805.8
Selling, general and administrative expenses	1,513.9	—	23.2	882.9	607.8
Depreciation	51.8	—	1.0	29.2	21.6

Operating income (loss)	383.9	—	(24.2)	231.7	176.4
Floor plan interest expense	(33.9)	—	(7.2)	(15.6)	(11.1)
Other interest expense	(39.5)	—	(22.0)	(3.6)	(13.9)
Equity in earnings of affiliates	28.7	—	25.3	—	3.4
Equity in earnings of subsidiaries	—	(365.3)	365.3	—	—

Income (loss) from continuing operations before income taxes	339.2	(365.3)	337.2	212.5	154.8
Income taxes	(114.4)	123.8	(114.4)	(82.7)	(41.1)

Income (loss) from continuing operations	224.8	(241.5)	222.8	129.8	113.7
(Loss) income from discontinued operations, net of tax	(7.9)	7.9	(7.9)	6.3	(14.2)

Net income (loss)	216.9	(233.6)	214.9	136.1	99.5
Other comprehensive income (loss), net of tax	(26.0)	24.9	(26.0)	3.2	(28.1)

Comprehensive income	190.9	(208.7)	188.9	139.3	71.4
Less: Comprehensive income attributable to the non-controlling interests	1.0	0.9	(0.9)	—	1.0

Comprehensive income attributable to Penske Automotive Group common stockholders	$189.9	$(209.6)	$189.8	$139.3	$70.4

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$10,739.0	$—	$—	$6,364.8	$4,374.2
Cost of sales	9,081.8	—	—	5,330.3	3,751.5

Gross profit	1,657.2	—	—	1,034.5	622.7
Selling, general and administrative expenses	1,286.2	—	15.3	792.6	478.3
Depreciation	44.4	—	1.2	25.6	17.6

Operating income (loss)	326.6	—	(16.5)	216.3	126.8
Floor plan interest expense	(31.4)	—	(7.2)	(14.5)	(9.7)
Other interest expense	(35.7)	—	(18.1)	(4.1)	(13.5)
Equity in earnings of affiliates	22.4	—	18.8	—	3.6
Equity in earnings of subsidiaries	—	(303.8)	303.8	—	—

Income (loss) from continuing operations before income taxes	281.9	(303.8)	280.8	197.7	107.2
Income taxes	(94.5)	100.7	(94.4)	(74.0)	(26.8)

Income (loss) from continuing operations	187.4	(203.1)	186.4	123.7	80.4
(Loss) income from discontinued operations, net of tax	(1.4)	1.4	(1.4)	1.2	(2.6)

Net income (loss)	186.0	(201.7)	185.0	124.9	77.8
Other comprehensive income (loss), net of tax	4.3	(4.4)	4.3	2.9	1.5

Comprehensive income	190.3	(206.1)	189.3	127.8	79.3
Less: Comprehensive income attributable to the non-controlling interests	1.5	(0.5)	0.5	—	1.5

Comprehensive income attributable to Penske Automotive Group common stockholders	$188.8	$(205.6)	$188.8	$127.8	$77.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash from continuing operating activities	$277.3	$(19.3)	$168.9	$127.7

Investing activities:
Purchase of equipment and improvements	(119.6)	(0.6)	(65.5)	(53.5)
Purchase of car rental vehicles	(93.5)	—	(93.5)	—
Disposal of car rental vehicles	45.1	—	45.1	—
Acquisitions, net	(86.2)	—	(80.5)	(5.7)
Other	(25.3)	4.1	(10.6)	(18.8)

Net cash from continuing investing activities	(279.5)	3.5	(205.0)	(78.0)

Financing activities:
Net borrowings (repayments) of long-term debt	149.9	84.0	33.2	32.7
Net borrowings (repayments) of floor plan notes payable — non-trade	(8.0)	(1.2)	(28.8)	22.0
Repurchases of common stock	(15.5)	(15.5)	—	—
Dividends	(51.5)	(51.5)	—	—
Distributions from (to) parent	—	—	4.8	(4.8)
Other	0.3	—	—	0.3

Net cash from continuing financing activities	75.2	15.8	9.2	50.2

Net cash from discontinued operations	27.7	—	14.3	13.4

Net change in cash and cash equivalents	100.7	—	(12.6)	113.3
Cash and cash equivalents, beginning of period	49.8	—	12.6	37.2

Cash and cash equivalents, end of period	$150.5	$—	$—	$150.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash from continuing operating activities	$296.6	$59.4	$55.0	$182.2

Investing activities:
Purchase of equipment and improvements	(122.2)	(0.9)	(83.0)	(38.3)
Purchase of car rental vehicles	(82.3)	—	(82.3)	—
Disposal of car rental vehicles	8.0	—	8.0	—
Acquisitions, net	(221.2)	—	(22.0)	(199.2)
Other	(15.5)	—	(15.5)	—

Net cash from continuing investing activities	(433.2)	(0.9)	(194.8)	(237.5)

Financing activities:
Net borrowings (repayments) of long-term debt	123.9	(18.0)	71.2	70.7
Net borrowings (repayments) of floor plan notes payable — non-trade	78.0	16.0	28.8	33.2
Repurchases of common stock	(15.8)	(15.8)	—	—
Dividends	(40.7)	(40.7)	—	—
Distributions from (to) parent	—	—	1.1	(1.1)
Other	0.2	—	—	0.2

Net cash from continuing financing activities	145.6	(58.5)	101.1	103.0

Net cash from discontinued operations	18.5	—	8.7	9.8

Net change in cash and cash equivalents	27.5	—	(30.0)	57.5
Cash and cash equivalents, beginning of period	43.8	—	34.7	9.1

Cash and cash equivalents, end of period	$71.3	$—	$4.7	$66.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through September 30, 2014.

Overview

We are an international transportation services company that operates automotive dealerships principally in the United States and Western Europe, and distributes commercial vehicles, engines, power systems and related parts and services principally in Australia and New Zealand. We employ approximately 20,000 people worldwide.

Automotive Dealership. We are the second largest automotive retailer headquartered in the U.S. as measured by the $14.7 billion in total revenue we generated in 2013. As of September 30, 2014, we operated 324 automotive retail franchises, of which 177 franchises are located in the U.S. and 147 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2014, we retailed and wholesaled more than 363,000 vehicles. We are diversified geographically, with 61% of our total automotive dealership revenues in the nine months ended September 30, 2014 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer over 35 vehicle brands, with 71% of our automotive dealership revenue in the nine months ended September 30, 2014 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. Automotive dealerships represented 97% of our total revenues and 96% of our total gross profit in the nine months ended September 30, 2014.

Commercial Vehicle, Engine, Power Systems, and Parts Distribution. On August 30, 2013, we completed the acquisition of Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of Southeast Asia. The business distributes vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships. This business represented 2.4% of our total revenues and 2.6% of our total gross profit in the nine months ended September 30, 2014. In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a distributor of diesel and gas engines and power systems, operating across the on-and off-highway markets in Australia, New Zealand and the Pacific. The on-highway portion of this business complements our existing Western Star truck distribution business.

Car Rental. We are the Hertz car rental franchisee in the Memphis, Tennessee market and certain Indiana markets. We currently manage more than fifty on- and off-airport Hertz car rental locations with approximately 6,400 vehicles in the fleet. Our Hertz car rental operations represented 0.4% of our total revenues and 1.4% of our total gross profit in the nine months ended September 30, 2014 and complement our existing U.S. automotive dealership operations.

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

Outlook

The level of new automotive unit sales in our markets affects our results. The new vehicle market and the amount of customer traffic visiting our dealerships have improved during the past few years, and there are market expectations for sustained levels of sales for the remainder of 2014. For the nine months ended September 30, 2014, the U.S. automotive unit sales increased 5.5% to 12.4 million vehicles despite challenging weather conditions that affected much of the Central/Midwest and Northeastern markets during the first quarter. We believe the U.S. automotive market will maintain current sales levels based upon industry forecasts from companies such as IHS Automotive, Edmunds and Kelley Blue Book, coupled with demand in the marketplace, an aging vehicle population, a strong credit environment for consumers, and the planned introduction of new models by many different vehicle brands. We also foresee continued strong performance in our used vehicle and parts and service operations due to increased new unit sales in recent years and increased levels of lease returns.

During the nine months ended September 30, 2014, U.K. new vehicle registrations increased 9.1% from 2013 to 1.9 million registrations. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe the U.K. market will continue to be resilient as a result of U.K. motorists responding positively to new products, improving new car efficiency, the latest technologically advanced vehicles, particularly in the area of premium brand sales, and attractive financing offers.

Our commercial vehicle distribution and retail operations business operates in the Australian and New Zealand heavy and medium duty truck markets, the bus market and the refuse collection vehicle market. For the nine months ended September 30, 2014, the Australian market reported sales of 7,761 units representing a decrease of 6.1% from the same period in 2013.  The New Zealand market reported sales of 2,433 units for the nine months ended September 30, 2014, representing an increase of 32.2% from the same period in 2013. The commercial parts distribution portion of our business has been increasing during the nine months ended September 30, 2014. We expect the parts distribution business will continue to be resilient. The brands we represent in Australia and New Zealand hold a 9.7% and 9.9% market share, respectively. We expect the Australian commercial vehicle market to continue to lag behind sales levels reported in 2013.

We expect PTL to benefit from the strong economic conditions in the United States. As described in ‘‘Forward Looking Statements,’’ there are a number of factors that could cause actual results to differ materially from our expectations.

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

Aggregate gross profit increased $87.6 million, or 15.3%, and $292.4 million, or 17.6%, during the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in gross profit is largely attributable to same-store increases in new and used vehicle, finance and insurance and service and parts gross profit. Additionally, as exchange rates fluctuate, our results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to strengthen against the U.S. Dollar, our U.K. results of operations would translate into more U.S. Dollar reported results. The British Pound strengthened against the U.S. Dollar by 7.5% and 8.0% during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 resulting in a favorable impact on our results in both periods in 2014. Excluding the impact of foreign currency fluctuations, gross profit increased 12.9% and 14.8% during the three and nine months ended September 30, 2014. Our retail gross margin percentage decreased from 15.7% and 16.0% during the three and nine months ended September 30, 2013 to 15.4% and 15.7% during the three and nine months ended September 30, 2014, due primarily to an increase in the percentage of our revenues generated by vehicle sales, which carry a lower gross margin than other parts of our business.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing and includes interest relating to our commercial vehicle and car rental vehicle acquisitions. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (‘‘LIBOR’’), the Bank of England Base Rate, the Finance House Base Rate, or the Euro Interbank Offered Rate or the Australian or New Zealand Bank Bill Swap Rate (BBSW). Our floor plan interest expense has increased during the three and nine months ended September 30, 2014 as a result of an increase in the amounts outstanding under floor plan arrangements. Our other interest expense has increased during the three and nine months ended September 30, 2014 due to an increased level of borrowing relating to our acquisition of the commercial vehicle business in 2013 as well as an increased level of borrowing relating to our Hertz rental car operations with the expansion into certain markets in Indiana in 2013.

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

Revenue Recognition

Automotive Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the nine months ended September 30, 2014 and 2013, we earned $435.1 million, and $354.5 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $424.7 million, and $345.4 million, respectively, was recorded as a reduction of cost of sales. The remaining $10.4 million and $9.1 million was recorded as a reduction of selling, general and administrative expenses.

Automotive Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed auto protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $25.1 million and $23.3 million as of September 30, 2014 and December 31, 2013, respectively.

Commercial Vehicle and Car Rental Revenue.  Revenue from the distribution of vehicles and parts is recognized at the time of delivery of goods to the retailer. Car Rental and rental related revenues are recognized over the period the vehicles and accessories are rented based on the terms of the rental contract. Taxes collected from customers and remitted to the governmental authorities are recorded on a net basis (excluded from revenue).

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $386.5 million and $346.9 million as of September 30, 2014 and December 31, 2013, respectively, including $281.3 million relating to PTL as of September 30, 2014. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, auto physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $26.1 million and $21.1 million as of September 30, 2014 and December 31, 2013, respectively. Changes in the reserve estimate during 2014 relate primarily to our general liability and workers compensation programs.

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

New Accounting Pronouncements

Please see the disclosures provided under “New Accounting Pronouncements” in Part I, Item 1, Note 1 of the Notes to our Consolidated Condensed Financial Statements set forth above which are incorporated by reference herein.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Automotive Retail New Vehicle Data

			2014 vs 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
New retail unit sales	57,273	52,463	4,810	9.2%
Same-store new retail unit sales	54,572	52,463	2,109	4.0%
New retail sales revenue	$2,231.1	$1,964.5	$266.6	13.6%
Same-store new retail sales revenue	$2,127.7	$1,964.5	$163.2	8.3%
New retail sales revenue per unit	$38,955	$37,445	$1,510	4.0%
Same-store new retail sales revenue per unit	$38,989	$37,445	$1,544	4.1%
Gross profit — new	$171.2	$147.5	$23.7	16.1%
Same-store gross profit — new	$163.1	$147.5	$15.6	10.6%
Average gross profit per new vehicle retailed	$2,989	$2,812	$177	6.3%
Same-store average gross profit per new vehicle retailed	$2,988	$2,812	$176	6.3%
Gross margin % — new	7.7%	7.5%	0.2%	2.7%
Same-store gross margin % — new	7.7%	7.5%	0.2%	2.7%

Units

Retail unit sales of new vehicles increased 4,810 units, or 9.2%, from 2013 to 2014, including a 7.7% increase in the U.S. and a 12.6% increase internationally. The increase is due to a 2,109 unit, or 4.0%, increase in same-store retail unit sales during the period, coupled with a 2,701 unit increase from net dealership acquisitions. Same-store units increased 2.3% in the U.S. and 8.1% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven primarily by a 5.5% increase in premium brands. Overall, we believe our premium and volume non-U.S. brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $266.6 million, or 13.6%, from 2013 to 2014. The increase is due to a $163.2 million, or 8.3%, increase in same-store revenues, coupled with a $103.4 million increase from net dealership acquisitions. Same-store retail revenue increased 5.3% in the U.S. and 14.4% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store revenue increase is due to the 4.0% increase in same-store retail unit sales, which increased revenue by $82.2 million, coupled with a $1,544 or 4.1%, increase in average selling prices per unit, which increased revenue by $81.0 million.

Gross Profit

Retail gross profit from new vehicle sales increased $23.7 million, or 16.1%, from 2013 to 2014. The increase is due to a $15.6 million, or 10.6%, increase in same-store gross profit, coupled with an $8.1 million increase from net dealership acquisitions. The same-store increase is due to the 4.0% increase in retail unit sales, which increased gross profit by $6.3 million, coupled with a $176, or 6.3%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $9.3 million.

Automotive Retail Used Vehicle Data

			2014 vs. 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
Used retail unit sales	47,690	42,751	4,939	11.6%
Same-store used retail unit sales	45,678	42,751	2,927	6.8%
Used retail sales revenue	$1,301.9	$1,078.5	$223.4	20.7%
Same-store used retail sales revenue	$1,257.1	$1,078.5	$178.6	16.6%
Used retail sales revenue per unit	$27,299	$25,227	$2,072	8.2%
Same-store used retail sales revenue per unit	$27,520	$25,227	$2,293	9.1%
Gross profit — used	$85.8	$79.9	$5.9	7.4%
Same-store gross profit — used	$82.6	$79.9	$2.7	3.4%
Average gross profit per used vehicle retailed	$1,800	$1,869	$(69)	(3.7)%
Same-store average gross profit per used vehicle retailed	$1,809	$1,869	$(60)	(3.2)%
Gross margin % — used	6.6%	7.4%	(0.8)%	(10.8)%
Same-store gross margin % — used	6.6%	7.4%	(0.8)%	(10.8)%

Units

Retail unit sales of used vehicles increased 4,939 units, or 11.6%, from 2013 to 2014, including an 11.2% increase in the U.S. and a 12.4% increase internationally. The increase is due to a 2,927 unit, or 6.8%, increase in same-store retail unit sales, coupled with a 2,012 unit increase from net dealership acquisitions. Same-store units increased 6.0% in the U.S. and 8.6% internationally. The overall same-store increase was driven primarily by an 11.5% increase in premium brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, an increase in lease returns, and our focus on retailing trade-ins.

Revenues

Used vehicle retail sales revenue increased $223.4 million, or 20.7%, from 2013 to 2014. The increase is due to a $178.6 million, or 16.6%, increase in same-store revenues, coupled with a $44.8 million increase from net dealership acquisitions. Same-store retail revenue increased 11.9% in the U.S. and 22.8% internationally. The overall same-store revenue increase is due to the 6.8% increase in same-store retail unit sales, which increased revenue by $80.6 million, coupled with a $2,293 or 9.1%, increase in comparative average selling prices per unit, which increased revenue by $98.0 million.

Gross Profit

Retail gross profit from used vehicle sales increased $5.9 million, or 7.4%, from 2013 to 2014. The increase is due to a $2.7 million, or 3.4%, increase in same-store gross profit, coupled with a $3.2 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 6.8% increase in used retail unit sales, which increased gross profit by $5.3 million, somewhat offset by a $60, or 3.2%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $2.6 million.

Automotive Retail Finance and Insurance Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Finance and insurance revenue	$114.7	$98.2	$16.5	16.8%
Same-store finance and insurance revenue	$110.2	$98.2	$12.0	12.2%
Finance and insurance revenue per unit	$1,092	$1,032	$60	5.8%
Same-store finance and insurance revenue per unit	$1,100	$1,032	$68	6.6%

Finance and insurance revenue increased $16.5 million, or 16.8%, from 2013 to 2014. The increase is due to a $12.0 million, or 12.2%, increase in same-store revenues during the period, coupled with a $4.5 million increase from net dealership acquisitions. The same-store revenue increase is due to a 5.3% increase in same-store retail unit sales, which increased revenue by $5.5 million, coupled with a $68, or 6.6%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $6.5 million. Finance and insurance revenue per unit was up 4.1% to $1,042 per unit in the U.S. and up 9.1% to $1,200 per unit internationally. We believe the increases are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Automotive Retail Service and Parts Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Service and parts revenue	$435.5	$375.0	$60.5	16.1%
Same-store service and parts revenue	$416.4	$375.0	$41.4	11.0%
Gross profit	$258.7	$225.7	$33.0	14.6%
Same-store gross profit	$249.2	$225.7	$23.5	10.4%
Gross margin %	59.4%	60.2%	(0.8)%	(1.3)%
Same-store gross margin %	59.8%	60.2%	(0.4)%	(0.7)%

Revenues

Service and parts revenue increased $60.5 million, or 16.1%, from 2013 to 2014 including a 12.2% increase in the U.S. and a 26.5% increase internationally. The increase is due to a $41.4 million, or 11.0%, increase in same-store revenues during the period, coupled with a $19.1 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $25.4 million, or 9.6%, increase in customer pay revenue, an $11.6 million, or 14.2%, increase in warranty revenue, a $4.0 million, or 17.0%, increase in body shop revenue, and a $0.4 million, or 7.4%, increase in vehicle preparation revenue. We believe that our parts and service business is being impacted by increasing units in operation due to increasing new vehicle sales in recent years and recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased $33.0 million, or 14.6%, from 2013 to 2014 including an 11.9% increase in the U.S. and a 21.3% increase internationally. The increase is due to a $23.5 million, or 10.4%, increase in same-store gross profit during the period, coupled with a $9.5 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $41.4 million, or 11.0%, increase in same-store revenues, which increased gross profit by $24.7 million, somewhat offset by a 0.7% decrease in gross margin, which decreased gross profit by $1.2 million. The same-store gross profit increase is composed of a $5.8 million, or 13.7%, increase in warranty gross profit, a $4.0 million, or 10.1%, increase in vehicle preparation gross profit, a $10.7 million, or 8.4%, increase in customer pay gross profit, and a $3.0 million, or 20.2%, increase in body shop gross profit.

Commercial Vehicle and Car Rental Data

We acquired our commercial vehicle business on August 30, 2013. During the three months ended September 30, 2014, this business generated $98.5 million of revenue and $16.5 million of gross profit through the distribution and retail sale of 448 vehicles and parts to a network of more than 70 dealership locations. During the one month we operated this business in the same period in 2013, this business generated $49.4 million of revenue and $7.1 million of gross profit through the distribution and retail sale of 257 vehicles and parts.

Car Rental revenue increased $1.3 million to $17.8 million from 2013 to 2014 while car rental gross profit decreased $0.6 million to $9.9 million from 2013 to 2014.

Selling, General and Administrative Data

			2014 vs. 2013
Dollars in millions	2014	2013	Change	% Change
Personnel expense	$287.1	$244.4	$42.7	17.5%
Advertising expense	$23.6	$20.6	$3.0	14.6%
Rent & related expense	$68.6	$63.0	$5.6	8.9%
Other expense	$133.6	$118.4	$15.2	12.8%
Total SG&A expenses	$512.9	$446.4	$66.5	14.9%
Same-store SG&A expenses	$480.5	$442.1	$38.4	8.7%

Personnel expense as % of gross profit	43.6%	42.8%	0.8%	1.9%
Advertising expense as % of gross profit	3.6%	3.6%	0.0%	0.0%
Rent & related expense as % of gross profit	10.4%	11.0%	(0.6)%	(5.5)%
Other expense as % of gross profit	20.3%	20.8%	(0.5)%	(2.4)%
Total SG&A expenses as % of gross profit	77.9%	78.2%	(0.3)%	(0.4)%
Same-store SG&A expenses as % of same-store gross profit	78.0%	78.4%	(0.4)%	(0.5)%

Selling, general and administrative expenses (“SG&A”) increased $66.5 million, or 14.9%, from $446.4 million to $512.9 million. The aggregate increase is due to a $38.4 million, or 8.7%, increase in same-store SG&A, coupled with a $28.1 million increase from net acquisitions. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of the 9.8% increase in same-store retail gross profit. SG&A as a percentage of gross profit was 77.9%, an improvement of 30 basis points compared to 78.2% in the prior year. SG&A expenses as a percentage of total revenue were 11.6% and 11.9% in the three months September 30, 2014 and 2013, respectively.

Depreciation

Depreciation increased $2.4 million, or 15.6%, from $15.4 million to $17.8 million. The increase is due to a $1.4 million, or 9.2%, increase in same-store depreciation, coupled with a $1.0 million increase from acquisitions. The same-store increase is primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $0.6 million, or 5.7%, from $10.6 million to $11.2 million. This increase is due to a $0.1 million, or 1.0%, increase in same-store floor plan interest expense and a $0.6 million increase from net acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $1.0 million, or 8.1%, from $12.3 million to $13.3 million. Our other interest expense has increased during 2014 due to an increased level of borrowing relating to our acquisition of the commercial vehicle business in 2013 as well as an increased level of borrowing relating to our Hertz rental car operations with the expansion into certain markets in Indiana in 2013.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $1.5 million or 13.4%, from $11.2 million to $12.7 million. The increase was primarily attributable to an increase in equity in earnings from our investment in PTL and earnings from non-automotive retail joint ventures acquired since March 31, 2013.

Income Taxes

Income taxes increased $7.9 million, or 25.2%, from $31.3 million to $39.2 million. The increase is due primarily to an increase in our pre-tax income versus the prior year.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Automotive Retail New Vehicle Data

			2014 vs 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
New retail unit sales	163,071	147,769	15,302	10.4%
Same-store new retail unit sales	155,188	147,273	7,915	5.4%
New retail sales revenue	$6,495.5	$5,575.3	$920.2	16.5%
Same-store new retail sales revenue	$6,179.2	$5,552.9	$626.3	11.3%
New retail sales revenue per unit	$39,832	$37,729	$2,103	5.6%
Same-store new retail sales revenue per unit	$39,817	$37,705	$2,112	5.6%
Gross profit — new	$500.8	$422.9	$77.9	18.4%
Same-store gross profit — new	$476.5	$420.8	$55.7	13.2%
Average gross profit per new vehicle retailed	$3,071	$2,861	$210	7.3%
Same-store average gross profit per new vehicle retailed	$3,070	$2,857	$213	7.5%
Gross margin % — new	7.7%	7.6%	0.1%	1.3%
Same-store gross margin % — new	7.7%	7.6%	0.1%	1.3%

Units

Retail unit sales of new vehicles increased 15,302 units, or 10.4%, from 2013 to 2014, including a 7.5% increase in the U.S. and a 17.1% increase internationally. The increase is due to a 7,915 unit, or 5.4%, increase in same-store retail unit sales during the period, coupled with a 7,387 unit increase from net dealership acquisitions. Same-store units increased 2.4% in the U.S. and 12.4% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven primarily by an 8.7% increase in premium brands. Overall, we believe our premium, volume non-U.S., and U.S. brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased $920.2 million, or 16.5%, from 2013 to 2014. The increase is due to a $626.3 million, or 11.3%, increase in same-store revenues, coupled with a $293.9 million increase from net dealership acquisitions. Same-store retail revenue increased 5.2% in the U.S. and 24.1% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store revenue increase is due to the 5.4% increase in retail unit sales, which increased revenue by $315.2 million, coupled with a $2,112, or 5.6%, increase in average selling prices per unit, which increased revenue by $311.1 million.

Gross Profit

Retail gross profit from new vehicle sales increased $77.9 million, or 18.4%, from 2013 to 2014. The increase is due to a $55.7 million, or 13.2%, increase in same-store gross profit, coupled with a $22.2 million increase from net dealership acquisitions. The same-store increase is due primarily to the 5.4% increase in retail unit sales, which increased gross profit by $24.3 million, coupled with a $213, or 7.5%, increase in the average gross profit per new vehicle retailed, which increased gross profit by $31.4 million.

Automotive Retail Used Vehicle Data

			2014 vs 2013
Dollars in millions, except unit and per unit amounts	2014	2013	Change	% Change
Used retail unit sales	138,972	123,848	15,124	12.2%
Same-store used retail unit sales	133,123	122,898	10,225	8.3%
Used retail sales revenue	$3,776.8	$3,128.4	$648.4	20.7%
Same-store used retail sales revenue	$3,637.5	$3,109.5	$528.0	17.0%
Used retail sales revenue per unit	$27,176	$25,260	$1,916	7.6%
Same-store used retail sales revenue per unit	$27,325	$25,301	$2,024	8.0%
Gross profit — used	$263.1	$236.9	$26.2	11.1%
Same-store gross profit — used	$251.9	$235.5	$16.4	7.0%
Average gross profit per used vehicle retailed	$1,893	$1,913	$(20)	(1.0)%
Same-store average gross profit per used vehicle retailed	$1,892	$1,916	$(24)	(1.3)%
Gross margin % — used	7.0%	7.6%	(0.6)%	(7.9)%
Same-store gross margin % — used	6.9%	7.6%	(0.7)%	(9.2)%

Units

Retail unit sales of used vehicles increased 15,124 units, or 12.2%, from 2013 to 2014 including a 10.8% increase in the U.S. and a 15.1% increase internationally. The increase is due to a 10,225 unit, or 8.3%, increase in same-store retail unit sales, coupled with a 4,899 unit increase from net dealership acquisitions. Same-store units increased 6.7% in the U.S. and 11.7% internationally. The overall same-store increase was driven primarily by an 11.8% increase in premium brands and a 3.2% increase in volume non-U.S. brands. We believe that overall our same-store used vehicle sales are being positively impacted by improved market conditions including increased credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, an increase in lease returns, and our focus on retailing trade-ins and minimizing wholesaled vehicles.

Revenues

Used vehicle retail sales revenue increased $648.4 million, or 20.7%, from 2013 to 2014. The increase is due to a $528.0 million, or 17.0%, increase in same-store revenues, coupled with a $120.4 million increase from net dealership acquisitions. Same-store retail revenue increased 11.4% in the U.S. and 24.4% internationally. The overall same-store revenue increase is due to the 8.3% increase in same-store retail unit sales, which increased revenue by $279.3 million, coupled with a $2,024, or 8.0%, increase in comparative average selling prices per unit, which increased revenue by $248.7 million.

Gross Profit

Retail gross profit from used vehicle sales increased $26.2 million, or 11.1%, from 2013 to 2014. The increase is due to a $16.4 million, or 7.0%, increase in same-store gross profit, coupled with a $9.8 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the 8.3% increase in used retail unit sales, which increased gross profit by $19.3 million, somewhat offset by a $24, or 1.3%, decrease in average gross profit per used vehicle retailed, which decreased retail gross profit by $2.9 million.

Automotive Retail Finance and Insurance Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Finance and insurance revenue	$331.9	$278.8	$53.1	19.0%
Same-store finance and insurance revenue	$319.2	$278.3	$40.9	14.7%
Finance and insurance revenue per unit	$1,099	$1,026	$73	7.1%
Same-store finance and insurance revenue per unit	$1,107	$1,030	$77	7.5%

Finance and insurance revenue increased $53.1 million, or 19.0%, from 2013 to 2014. The increase is due to a $40.9 million, or 14.7%, increase in same-store revenues during the period, coupled with a $12.2 million increase from net dealership acquisitions. The same-store revenue increase is due to a 6.7% increase in same-store retail unit sales, which increased revenue by $20.1 million, coupled with a $77, or 7.5%, increase in comparative average finance and insurance revenue per unit, which increased revenue by $20.8 million. Finance and insurance revenue per unit was up 5.6% to $1,052 per unit in the U.S. and up 9.4% to $1,196 per unit internationally. We believe the increases are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Automotive Retail Service and Parts Data

			2014 vs. 2013
Dollars in millions, except per unit amounts	2014	2013	Change	% Change
Service and parts revenue	$1,288.7	$1,139.6	$149.1	13.1%
Same-store service and parts revenue	$1,232.8	$1,134.1	$98.7	8.7%
Gross profit	$766.0	$678.1	$87.9	13.0%
Same-store gross profit	$738.1	$676.1	$62.0	9.2%
Gross margin %	59.4%	59.5%	(0.1)%	(0.2)%
Same-store gross margin %	59.9%	59.6%	0.3%	0.5%

Revenues

Service and parts revenue increased $149.1 million, or 13.1%, from 2013 to 2014 including a 9.3% increase in the U.S. and a 22.9% increase internationally. The increase is due to a $98.7 million, or 8.7%, increase in same-store revenues during the period, coupled with a $50.4 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $67.8 million, or 8.5%, increase in customer pay revenue, a $19.4 million, or 7.8%, increase in warranty revenue, a $10.5 million, or 14.6%, increase in body shop revenue, and a $1.0 million, or 6.9%, increase in vehicle preparation revenue. However, same-store service and parts revenue was also adversely affected during the period by excessive weather related business closures during the first quarter in the Northeast and Central/Midwest.  We estimate that we lost approximately 280 combined service days in our dealerships in these areas. We believe that our parts and service business is being impacted by increasing units in operation due to increasing new vehicle sales in recent years and recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased $87.9 million, or 13.0%, from 2013 to 2014 including a 9.1% increase in the U.S. and a 22.7% increase internationally. The increase is due to a $62.0 million, or 9.2%, increase in same-store gross profit during the period, coupled with a $25.9 million increase from net dealership acquisitions. The same-store gross profit increase is due to the $98.7 million, or 8.7%, increase in same-store revenues, which increased gross profit by $59.1 million, coupled with a 0.5% increase in gross margin, which increased gross profit by $2.9 million. The same-store gross profit increase is composed of a $9.8 million, or 7.5%, increase in warranty gross profit, a $12.9 million, or 11.4%, increase in vehicle preparation gross profit, a $30.4 million, or 7.8%, increase in customer pay gross profit, and a $8.9 million, or 19.9%, increase in body shop gross profit. However, same-store service and parts gross profit was also adversely affected during the period by excessive weather related business closures during the first quarter in the Northeast and Central/Midwest.  We estimate that we lost approximately 280 combined service days in our dealerships in these areas resulting in lost gross profit.

Commercial Vehicle and Car Rental Data

We acquired our commercial vehicle business on August 30, 2013. During the nine months ended September 30, 2014, this business generated $304.3 million of revenue and $50.3 million of gross profit through the distribution and retail sale of 1,388 vehicles and parts to a network of more than 70 dealership locations. During the one month we operated this business in the same period in 2013, this business generated $49.4 million of revenue and $7.1 million of gross profit through the distribution and retail sale of 257 vehicles and parts.

Car Rental revenue increased $9.9 million to $48.2 million from 2013 to 2014. Car rental gross profit increased $2.6 million to $26.9 million from 2013 to 2014. The increases are primarily due to the expansion of our Hertz car rental operations into certain markets in Indiana in March 2013.

Selling, General and Administrative Data

			2014 vs. 2013
Dollars in millions	2014	2013	Change	% Change
Personnel expense	$843.9	$715.5	$128.4	17.9%
Advertising expense	$70.2	$59.9	$10.3	17.2%
Rent & related expense	$206.5	$187.3	$19.2	10.3%
Other expense	$393.3	$323.5	$69.8	21.6%
Total SG&A expenses	$1,513.9	$1,286.2	$227.7	17.7%
Same-store SG&A expenses	$1,404.0	$1,266.1	$137.9	10.9%

Personnel expense as % of gross profit	43.3%	43.2%	0.1%	0.2%
Advertising expense as % of gross profit	3.6%	3.6%	0.0%	0.0%
Rent & related expense as % of gross profit	10.6%	11.3%	(0.7)%	(6.2)%
Other expense as % of gross profit	20.2%	19.5%	0.7%	3.6%
Total SG&A expenses as % of gross profit	77.7%	77.6%	0.1%	0.1%
Same-store SG&A expenses as % of same-store gross profit	77.8%	77.6%	0.2%	0.3%

Selling, general and administrative expenses (“SG&A”) increased $227.7 million, or 17.7%, from $1,286.2 million to $1,513.9 million. The aggregate increase is due to a $137.9 million, or 10.9%, increase in same-store SG&A, coupled with an $89.8 million increase from net acquisitions. SG&A as a percentage of gross profit was 77.7%, an increase of 10 basis points compared to 77.6% in the prior year. SG&A expenses as a percentage of total revenue were 11.8% and 12.0% in the nine months ended September 30, 2014 and 2013, respectively.  Same-store SG&A as a percentage of gross profit was adversely affected during the first quarter of 2014 by excessive weather related business closures during the first quarter in the Northeast and Central/Midwest.  We estimate we lost approximately 280 combined service days in our dealerships in these areas, resulting in lost gross profit.  In addition, we believe that we incurred additional general and administrative weather related expenses.

Depreciation

Depreciation increased $7.4 million, or 16.7%, from $44.4 million to $51.8 million. The increase is due to a $4.9 million, or 11.1%, increase in same-store depreciation, coupled with a $2.5 million increase from acquisitions. The same-store increase is primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

Floor plan interest expense, including the impact of swap transactions, increased $2.5 million, or 8.0%, from $31.4 million to $33.9 million. This increase is due to a $1.1 million, or 3.5%, increase in same-store floor plan interest expense and a $1.4 million increase from net acquisitions. The same-store increase is due primarily to increased amounts outstanding under floor plan arrangements.

Other Interest Expense

Other interest expense increased $3.8 million, or 10.6%, from $35.7 million to $39.5 million. Our other interest expense has increased during 2014 due to an increased level of borrowing relating to our acquisition of the commercial vehicle business in 2013 as well as an increased level of borrowing relating to our Hertz rental car operations with the expansion into certain markets in Indiana in 2013.

Equity in Earnings of Affiliates

Equity in earnings of affiliates increased $6.3 million or 28.1%, from $22.4 million to $28.7 million. The increase was primarily attributable to an increase in equity in earnings from our investment in PTL and earnings from non-automotive retail joint ventures acquired since March 31, 2013.

Income Taxes

Income taxes increased $19.9 million, or 21.1%, from $94.5 million to $114.4 million. The increase is due primarily to an increase in our pre-tax income versus the prior year.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, debt service and repayments, dividends and potential repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, dividends and distributions from joint venture investments or the issuance of equity securities.

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

As of September 30, 2014, we had $150.5 million of cash available to fund our operations and capital commitments. In addition, we had $276.0 million, £26.0 million ($42.2 million), and AU $28.0 million ($24.5 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively. On October 1, 2014, we acquired MTU Detroit Diesel Australia, a distributor of diesel and gas engines and power systems, operating across the on-and off-highway markets in Australia, New Zealand and the Pacific. The initial purchase price of approximately $115.0 million (AU $131.5 million), including approximately $96.0 million (AU $110.0 million) of inventory, receivables, other working capital and fixed assets, is subject to a post-closing adjustment expected to be completed in the fourth quarter. The purchase price was funded with our U.S. revolving credit facility and our U.K. credit facility.

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

During the nine months ended September 30, 2014, we repurchased 175,000 shares of our outstanding common stock for $8.0 million, or an average of $45.95 per share, under a program approved by our Board of Directors. As of September 30, 2014, we have $77.6 million in repurchase authorization under the existing securities repurchase program. Additionally, during the nine months ended September 30, 2014, we acquired 160,350 shares of our common stock for $7.5 million, or an average of $46.48, from employees in connection with a net share settlement feature of employee equity awards.

Dividends

We paid the following cash dividends on our common stock in 2013 and 2014:

Per Share Dividends

2013

First Quarter	$0.14
Second Quarter	0.15
Third Quarter	0.16
Fourth Quarter	0.17

2014

First Quarter	$0.18
Second Quarter	0.19
Third Quarter	0.20

We also have announced a cash dividend of $0.21 per share payable on December 1, 2014 to shareholders of record on November 10, 2014. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

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

U.S. Credit Agreement

On April 1, 2014, we amended and restated our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, principally to increase the revolving borrowing capacity from $375 million to $450 million and reduce the rate on collateralized borrowings to defined LIBOR plus 200 basis points (from defined LIBOR plus 225).

As amended, the U.S. credit agreement provides for up to $450 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes and a non-amortizing term loan with a balance of $98 million. The loans mature on the termination date of the facility which is September 30, 2017. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.00%, may be prepaid at any time, but then may not be re-borrowed.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.S. subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. As of September 30, 2014, we were in compliance with all covenants under the U.S. credit agreement, and we believe we will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments. See “Forward Looking Statements” below.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to lenders under the U.S. credit agreement. As of September 30, 2014, $174.0 million of revolver borrowings and $98.0 million of term loans were outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional £10.0 million demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes through November 2015. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of September 30, 2014, outstanding loans under the U.K. credit agreement amounted to £84.0 million ($136.2 million).

The U.K. Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed. As of September 30, 2014, our U.K. subsidiaries were in compliance with all covenants under the U.K. credit agreement, and we believe they will remain in compliance with such covenants for the next twelve months. In making such determination, we considered the current margin of compliance with the covenants and our expected future results of operations, working capital requirements, acquisitions, capital expenditures and investments in the U.K. See “Forward Looking Statements” below.

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to lenders under the U.K. credit agreement. In September 2014, we amended the U.K. credit agreement and U.K. term loan (discussed below) to provide the U.K. subsidiaries with covenant flexibility to fund the purchase of MTU Detroit Diesel Australia (discussed above).

In January 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of September 30, 2014, the amount outstanding under the U.K. term loan was £13.5 million ($21.9 million).

5.75% Senior Subordinated Notes

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”).

Interest on the 5.75% Notes is payable semiannually on April 1 and October 1 of each year. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned U.S. subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default. As of September 30, 2014, we were in compliance with all negative covenants, and there were no events of default.

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

Rental Car Revolver

We are party to a credit agreement with Toyota Motor Credit Corporation that currently provides us with up to $200.0 million in revolving loans for the acquisition of rental vehicles. The revolving loans bear interest at three-month LIBOR plus 2.50%. This agreement provides the lender with a secured interest in the vehicles and our rental car operations’ other assets, requires us to make monthly curtailment payments (repayments of principal) and expires in October 2015. Vehicle principal balances must be paid in full within twelve to twenty-four months, depending on the year, make and model of the vehicle. As of September 30, 2014 outstanding loans under the rental car revolver amounted to $110.0 million.

Working Capital Loan Agreement

In December 2013 we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($24.5 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of September 30, 2014, no loans were outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2014, we owed $130.9 million of principal under our mortgage facilities.

Short-term Borrowings

We have five principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, the car rental revolver, our Australian working capital loan agreement and the floor plan agreements that we utilize to finance our vehicle inventories. Over time, we are able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

During the nine months ended September 30, 2014, outstanding revolving commitments varied between $72.5 million and $267.5 million under the U.S. credit agreement and between £4.0 million and £90.0 million ($6.5 million and $145.9 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We are party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt is fixed at 2.135% and $100.0 million of our floating rate floor plan debt is fixed at 1.55%. We may terminate these agreements at any time, subject to the settlement of the then current fair value of the swap arrangements. During the three and nine months ended September 30, 2014, the swaps increased the weighted average interest rate on our floor plan borrowing by 29 basis points.

Operating Leases

We have historically structured our operations so as to minimize our ownership of real property. As a result, we lease or sublease a majority of our facilities. These leases are generally for a period between five and 20 years, and are typically structured to include renewal options at our election. We estimate our total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.8 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a ‘‘rent coverage’’ ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of our other lease covenants give rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. As of September 30, 2014, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

We have a vehicle fleet of approximately 6,400 vehicles in our car rental business. When we acquire these cars, we make certain assumptions regarding their value at the time we expect to dispose of them. If the ultimate market value of a significant number of the cars at the time of disposition is less than our estimated residual values, our car rental operations could incur significant losses. Because our fleet is principally comprised of Toyota vehicles and to a lesser extent Honda and General Motors vehicles, we are more at risk for a decrease in perceived value for these brands, and any events that negatively affect these manufacturers could exacerbate this risk.

Our floor plan credit agreement with Mercedes-Benz Financial Service Australia (‘‘MBA’’) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

Cash Flows

Cash and cash equivalents increased by $100.7 million and $27.5 million during the nine months ended September 30, 2014 and 2013, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $277.3 million and $296.6 million during the nine months ended September 30, 2014 and 2013, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Nine Months Ended September 30,
Dollars in millions	2014	2013
Net cash from continuing operating activities as reported	$277.3	$296.6
Floor plan notes payable — non-trade as reported	(8.0)	78.0
Net cash from continuing operating activities including all floor plan notes payable	$269.3	$374.6

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $279.5 million and $433.2 million during the nine months ended September 30, 2014 and 2013, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities and vehicle purchases for our rental car business. Capital expenditures were $213.1 million and $204.5 million, including $93.5 million and $82.3 million of capital expenditures relating to vehicle purchases for our rental car business, during the nine months ended September 30, 2014 and 2013, respectively. We currently expect to finance our retail automotive segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities and our rental car revolver for rental car capital expenditures. During the nine months ended September 30, 2014 and 2013 we received proceeds of $45.1 million and $8.0 million, respectively, from the disposal of rental car vehicles. Cash used in acquisitions and other investments, net of cash acquired, was $86.2 million and $221.2 million during the nine months ended September 30, 2014 and 2013, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $23.0 million and $1.0 million, respectively. Additionally, cash used in other investing activities was $25.3 million and $15.5 million during the nine months ended September 30, 2014 and 2013, respectively.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $75.2 million and $145.6 million during the nine months ended September 30, 2014 and 2013, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, and dividends. We had net borrowings of long-term debt of $149.9 million, including amounts borrowed on our U.S. revolving facility and U.K. credit facility to fund the MTU Detroit Diesel Australia acquisition on October 1, 2014, and $123.9 million during the nine months ended September 30, 2014 and 2013, respectively. We had net repayments of floor plan notes payable non-trade of $8.0 million during the nine months ended September 30, 2014 and had net borrowings of floor plan notes payable non-trade of $78.0 million during the nine months ended September 30, 2013. We repurchased common stock for a total of $15.5 million and $15.8 million during the nine months ended September 30, 2014 and 2013, respectively. We also paid cash dividends to our stockholders of $51.5 million and $40.7 million during the nine months ended September 30, 2014 and 2013, respectively.

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

As discussed above, we hold a 9.0% ownership interest in PTL, a leading provider of transportation services and supply chain management. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% is owned by direct and indirect subsidiaries of GECC. Among other things, the relevant agreements provide us with specified distribution and governance rights and restrict our ability to transfer our interests. During the three months ended September 30, 2014 we formed a venture with PTL, Penske Commercial Leasing Australia. The venture combines PTL’s fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2014, our automotive retail joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	82.19	%(A)(C)
Greenwich, Connecticut	Mercedes-Benz	80.00	%(B)(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota	50.00	%(D)
Aachen, Germany	Audi, Lexus, Skoda, Toyota, Volkswagen, Citroën, Kia, SEAT, Maserati	50.00	%(D)
Northern Italy	BMW, MINI	70.00	%(C)
Barcelona, Spain	BMW, MINI	50.00	%(D)

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

Commercial Vehicle and Car Rental. Our commercial vehicle business generally experiences higher sales volumes during the second quarter of the year which is primarily attributable to commercial vehicle customers completing annual capital expenditures before their fiscal year-end, which is typically June 30 in Australia and New Zealand. The seasonality of our car rental business follows the seasonality of business and leisure travel in our markets. We therefore experience decreased levels of car rental business in the winter months and increased levels in the spring and summer months.

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

•                  the success of our commercial vehicle distribution operations and our newly acquired MTU Detroit Diesel Australia business depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of September 30, 2014, a 100 basis point change in interest rates would result in an approximate $4.1 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW). In 2011, we entered into forward-starting interest rate swap agreements beginning January 2012 and maturing December 2014 pursuant to which the LIBOR portion of $300 million of our floating rate floor plan debt is fixed at a rate of 2.135% and $100 million of our floating rate floor plan debt is fixed at a rate of 1.55%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2014, including consideration of the notional value of the swap agreements expiring on December 31, 2014, a 100 basis point change in interest rates would result in an approximate $20.9 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of September 30, 2014, we had operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $517.0 million change to our revenues for the nine months ended September 30, 2014.

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

Item 6. Exhibits

4.1

Consent and Amendment Letter — Amendment No. 3 dated September 17, 2014 to the U.K. Credit Agreement, dated as of December 16, 2011, by and among the Company’s U.K. Subsidiaries, Royal Bank of Scotland plc, and BMW Financial Services (GB) Limited.

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: October 29, 2014		Chief Executive Officer

	By:	/s/ David K. Jones
David K. Jones
Date: October 29, 2014		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1

Consent and Amendment Letter — Amendment No. 3 dated September 17, 2014 to the U.K. Credit Agreement, dated as of December 16, 2011, by and among the Company’s U.K. Subsidiaries, Royal Bank of Scotland plc, and BMW Financial Services (GB) Limited.

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