Form 10-K
period 2014-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2015-02-26
CIK 1019849

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS PENSKE AUTOMOTIVE GROUP, INC. As of December 31, 2014 and 2013 and For the Years Ended December 31, 2014, 2013 and 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2014 was $2,100,466,715. As of February 17, 2015, there were 90,245,486 shares of voting common stock outstanding.

Documents Incorporated by Reference

        Certain portions, as expressly described in this report, of the registrant's proxy statement for the 2015 Annual Meeting of the Stockholders to be held May 5, 2015 are incorporated by reference into Part III, Items 10-14.

PART I

Item 1.    Business

        We are an international transportation services company that operates automotive and commercial vehicle dealerships principally in the United States and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ approximately 22,100 people worldwide.

        In 2014, our business generated $17.2 billion in total revenue which is comprised of $16.6 billion from retail automotive dealerships, $125.6 million from retail commercial vehicle dealerships and $448.9 million from commercial vehicle distribution and other operations.

        Retail Automotive Dealership.    We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $16.6 billion in total retail automotive dealership revenue we generated in 2014. As of December 31, 2014, we operated 327 automotive retail franchises, of which 179 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2014, we retailed and wholesaled more than 479,000 vehicles. We are diversified geographically, with 62% of our total automotive dealership revenues in 2014 generated in the U.S. and Puerto Rico and 38% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our total automotive dealership revenue in 2014 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. Automotive dealerships represented 97% of our total revenues and 96% of our total gross profit in 2014.

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

        Retail Commercial Vehicle Dealership.    In November 2014, we acquired a controlling interest in The Around The Clock Freightliner Group, a heavy and medium duty truck dealership group located in Texas, Oklahoma and New Mexico, and now own 91% of that business which we have renamed Penske Commercial Vehicles US ("PCV US"). PCV US operates sixteen locations, including ten full-service dealerships offering principally Freightliner, Western Star, and Sprinter-branded trucks.

Two of these locations, Freightliner of Chattanooga and Freightliner of Knoxville, were acquired in February 2015. PCV US also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. From our acquisition on November 1, 2014 through December 31, 2014, this business generated $125.6 million of revenue.

        Commercial Vehicle Distribution.    Since August 30, 2013, we have been the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. The business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships. This business represented 2.3% of our total revenues and 2.4% of our total gross profit in 2014.

        On October 1, 2014, we acquired MTU Detroit Diesel Australia Pty Ltd. ("MTU-DDA"), a leading distributor of diesel and gas engines and power systems, representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. MTU-DDA offers products across the on- and off-highway markets in Australia, New Zealand and the Pacific, including trucking, mining, power generation, construction, industrial, rail, marine, agriculture, oil & gas and defense and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles Australia distribution business. From our acquisition on October 1, 2014 through December 31, 2014, this business generated $52.5 million of revenue.

        Penske Truck Leasing.    We hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"), a leading provider of transportation and supply chain services. PTL operates and maintains approximately 207,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% of PTL is owned by direct and indirect subsidiaries of General Electric Capital Corporation ("GECC"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates", which also includes the results of our other investments.

2014 Key Developments

        Retail Automotive Dealership Acquisitions and Dispositions.    In 2014, we acquired or were granted open points (new franchises awarded from the automotive manufacturer) representing eight automotive franchises. We expect that these franchises will represent approximately $275.0 million in annualized revenue. These acquisitions include VW Skipton in the U.K. and BMW of Greenwich in Connecticut, which complements our franchises in Danbury and Fairfield, Connecticut and our Mercedes-Benz dealership in Greenwich, Connecticut. We also disposed of seven franchises, representing approximately $148.0 million in annual revenue, principally consisting of four franchises in Bremen, Germany which were consolidated with our Hamburg operations. Additionally, in 2014, we acquired a 50% ownership interest in a group of eight BMW and MINI franchises in Barcelona, Spain, a new market for us.

        Retail Commercial Vehicle Dealership.    In November 2014, we acquired a controlling interest in PCV US, a heavy and medium duty truck dealership group located in Texas, Oklahoma and New Mexico, as discussed on the preceding page. We believe this business represents a strategic opportunity for our company to build scale as the heavy-duty truck dealership industry is highly fragmented.

        Commercial Vehicle Distribution.    On October 1, 2014, we acquired MTU-DDA, a leading distributor of diesel and gas engines and power systems, as discussed on the preceding page. We believe this business, coupled with our existing commercial vehicle distribution business, presents our company with the opportunity to provide a full range of products and services to customers across Australia, New Zealand and the Pacific.

        Issuance of 5.375% Senior Subordinated Notes.    In November 2014, we issued $300.0 million of 5.375% senior subordinated notes due 2024. We used the proceeds of the 5.375% notes to repay amounts outstanding under our U.S. credit agreement, leaving us with additional flexibility to continue our acquisition strategy.

        Shareholder Dividends and Stock Repurchases.    We increased our quarterly stock dividend each quarter in 2014. Our latest declared dividend is $0.22 per share payable March 2, 2015, which represents a dividend yield of 1.8% using our January 30, 2015 closing stock price. We also repurchased 175,000 shares of our common stock in 2014 for $8.0 million, which, together with the quarterly dividends, represents a return to shareholders of approximately $78.5 million.

        Named "Best Dealerships To Work For".    Twelve of our dealerships in the U.S. were named by Automotive News as among the 100 "Best Dealerships to Work For" in 2014. In addition, our U.K. dealerships, collectively known as the Sytner Group, were ranked as one of the "Best Big Companies to Work for in the U.K." by the London Sunday Times. We believe these awards reflect our ongoing commitment to our valuable dealership employees, which enhances customer satisfaction and may result in improved sales over time.

  Outlook

        In 2014, the U.S. light vehicle retail automotive market grew 5.9% to 16.5 million units. During the last several years the new vehicle market and the amount of customer traffic visiting our dealerships has continued to improve. Based upon the current economic environment, generally strong credit availability, the age of vehicles on the road, new model introductions planned by many different OEM's, and the drop in oil prices contributing to lower consumer fuel costs, there are expectations for continued improvement in the new light vehicle sales market in 2015.

        During 2014, U.K. new vehicle registrations increased 9.3% from 2013 to 2.5 million registrations. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe the U.K. market will maintain current registration levels as a result of continued positive conditions in the U.K. economy, U.K. motorists responding positively to new products, improving new car efficiency, the latest technologically advanced vehicles, particularly in the area of premium brand sales, and attractive financing offers.

        In 2014, North America sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PCV US business, were approximately 498,000 units, an increase of 12.4%. The largest market, Class 8 heavy-duty trucks, increased 13.2% to 286,000 units from 252,600 units in 2013. The backlog of orders for Class 5-8 medium and heavy-duty trucks increased from approximately 138,000 units at the end of 2013 to more than 227,000 at the end of 2014, an increase of 64.8%. The backlog of orders for Class 8 heavy-duty trucks increased 83.1% in 2014 to approximately 172,500 units from approximately 94,200 units in 2013. Based on a growing economy, the strength of the order backlog, strong freight metrics, the drop in oil prices which may help trucking profitability and boost discretionary spending, there are expectations for continued strength in the Class 5-8 medium and heavy-duty truck market in 2015.

        Our commercial vehicle distribution business, including the on-highway portion of our MTU-DDA business, operates principally in the Australian and New Zealand heavy and medium duty truck markets. In 2014, the Australian heavy and medium duty truck market reported sales of 17,299 units, representing a decrease of 2.7% from 2013. The New Zealand market reported sales of 3,211 units in 2014, representing an increase of 28.3% from 2013. The brands we represent in Australia and New Zealand hold a 5.7% and 8.7% market share, respectively, in the combined heavy and medium duty truck markets. We expect the Australian commercial vehicle market to lag behind historical sales levels in part because of difficult macro-economic conditions resulting in part from lower commodity prices in these markets. The commercial parts distribution portion of our business has been increasing and we expect the parts distribution business will continue to be resilient.

        We expect PTL to benefit from continued strong economic conditions in the United States. As discussed in "Item 1A. Risk Factors," there are a number of factors that could cause actual results to differ materially from our expectations. For a detailed discussion of our financial and operating results, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  •
  Offer outstanding brands in premium facilities and superior customer service;

  •
  Grow through strategic acquisitions;

  •
  Enhance customer satisfaction;

  •
  Leverage scale and implement "best practices"; and

  •
  Leverage Internet marketing.

  Attract, Develop, and Empower Associates to Grow our Business

        We view our local managers and associates as one of our most important assets. We operate in a decentralized manner that fosters an entrepreneurial spirit where each dealership or business unit has independent operational and financial management responsible for day-to-day operations. We believe experienced local managers are better qualified to make day-to-day decisions concerning the successful operation of a business unit and can be more responsive to our customers' needs. We seek local management that not only has relevant industry experience, but is also familiar with the local market. We also have regional management that oversees operations and supports the local unit operationally and administratively. We invest for future growth and offer outstanding brands and facilities which we believe attract outstanding talent. We believe attracting the best talent and allowing our associates to make business decisions at the local level helps to foster long-term growth through increased repeat and referral business.

  Maintain Diversification

        Our business benefits from our diversified revenue mix, including the multiple revenue streams in a traditional dealership (new vehicles, used vehicles, finance and insurance, and service and parts operations), revenues from our retail commercial vehicle dealership operations, our commercial vehicle distribution operations and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. We are further diversified within our automotive retail operations due to our brand mix and geographical dispersion. For example, the following table shows our revenues by state in the U.S. as a percentage of our total global revenue:

State	% of Total 2014 Revenue	State	% of Total 2014 Revenue
Arizona	7%	New Jersey	8%
Arkansas	4%	Ohio	3%
California	13%	Puerto Rico	2%
Connecticut	3%	Rhode Island	2%
Florida	2%	Texas	6%
Georgia	4%	Virginia	3%
Indiana	1%	Wisconsin	1%
Minnesota	1%	Other	1%

        Diversification Outside the U.S.    One of the unique attributes of our operations versus our peers is our diversification outside the U.S. The following table shows our revenues by country:

Country	% of Total 2014 Revenue
United States	61%
United Kingdom	35%
Germany/Italy	2%
Australia/New Zealand/Pacific	2%

        The U.K. is the second largest automotive retail market in Western Europe as measured by new units sold. We generated 95% of our revenue in the U.K. through the sale and service of premium brands in 2014. We believe we are among the largest Audi, Bentley, BMW, Ferrari, Land Rover, Lexus, Maserati, Mercedes-Benz and Porsche dealers in the U.K. based on new unit sales. Additionally, we operate a number of dealerships in Germany, Western Europe's largest automotive retail market, including through joint ventures with experienced local partners, which sell and service Audi, Lexus, Porsche, Toyota, Volkswagen and other brands. We also operate BMW/MINI and Maserati dealerships in Northern Italy and BMW/MINI dealerships in Spain through joint ventures with local partners.

        Diversification Through Penske Truck Leasing.    We hold a 9.0% ownership interest in PTL, a leading provider of transportation and supply chain services, which further diversifies our total results of operations. Our share of PTL's earnings in 2014 was $28.2 million and is shown on our statement of income under the caption "Equity in earnings of affiliates."

  Expand Revenues at Existing Locations and Increase Higher-Margin Businesses

        Retail Commercial Vehicle Dealership.    We acquired a controlling interest in PCV US, our U.S. retail commercial vehicle dealership operations, in November 2014. This business provides more diversification to our overall business model and allows us to bring our automotive dealership expertise to the commercial vehicle market. Similar to automotive dealerships, the service and parts business of the commercial vehicle dealerships provides higher-margin revenues. Additionally, we believe this business represents a strategic acquisition opportunity for our company to build scale as the heavy-duty truck dealership industry is highly fragmented.

        Commercial Vehicle Distribution.    We acquired our commercial vehicle distribution operations on August 30, 2013 and our engine, power systems and parts distribution operations on October 1, 2014. We believe these businesses provide us with higher-margin revenues and offer a platform to potentially expand our operations in those markets. To the extent we can grow our revenues in these operations, our overall margins should increase.

        Increase Same-Store Sales.    We believe our emphasis on superior customer service and premium facilities will contribute to increases in same-store sales over time. We have added a significant number of incremental automotive service bays in recent years in order to better accommodate our customers and further enhance our higher-margin service and parts revenues. We have employed a strategy called "Retail First" to increase our same-store used vehicle sales. With this strategy, we have increased our efforts to retail a used vehicle to a consumer before attempting to dispose of it through the traditional wholesale process. We believe this strategy has helped to increase the number of used retail vehicle sales in 2014.

        Grow Finance, Insurance, and Other Aftermarket Revenues.    Each sale of a vehicle provides us the opportunity to assist in arranging financing for the sale of a vehicle, to sell the customer an extended service contract or other insurance product, and to sell aftermarket products, such as security systems and protective coatings. Where possible, we attempt to vertically integrate with the captive finance companies of the manufacturers we represent and to supplement these offerings with preferred lenders as necessary. In order to improve our finance and insurance business, we focus on enhancing training programs and implementing process improvements which we believe will improve our overall revenues.

        Expand Service and Parts and Collision Repair Revenues.    Today's vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Additionally, many manufacturers today are offering maintenance programs packaged with the vehicle sale. These programs require customers to have the service work performed at a factory-authorized dealership. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. Additionally, we offer maintenance programs for sale through our dealerships. We believe that our brand mix and the complexity of today's vehicles, combined with our investment in expanded service facilities, including the addition of a significant number of incremental service bays in recent years, and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 27 collision repair centers which are integrated with local dealership operations. We offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements.

  Offer Outstanding Brands in Premium Facilities and Superior Customer Service

        We offer outstanding brands in premium facilities and believe offering our customers a superior customer service experience will generate repeat and referral business and will help to foster a loyal and dedicated customer base. Customer satisfaction is measured at each of our automotive dealerships on a monthly, quarterly, and/or yearly basis by the manufacturers we represent, and we compensate our employees, in part, based on their performance in such rankings.

        Our automotive dealership revenue mix consists of 72% related to premium brands, 24% related to volume non-U.S. brands, and 4% related to brands of U.S. based manufacturers. We believe our largely premium and non-U.S. brand mix will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. The following chart reflects our percentage of total retail automotive dealership revenue by brand:

        We sell and service outstanding automotive brands in our premium facilities, in attractive geographic markets. Where advantageous, we aggregate our automotive dealerships in a campus setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of the brands at the location. This strategy also creates an opportunity to reduce personnel expenses, consolidate advertising and administrative expenses and leverage operating expenses over a larger base of dealerships. Our U.S. based dealerships have generally achieved new unit vehicle sales that are higher than industry averages for the brands we sell.

  Grow Through Strategic Acquisitions

        We believe that attractive automotive retail acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The fragmented automotive retail market provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers. In 2014, we acquired or were granted open points representing eight franchises, which we expect will generate approximately $275.0 million in annualized revenue. We also disposed of seven franchises that generated approximately $148.0 million of revenue on an annualized basis in 2014.

        We also believe there are acquisition opportunities for our retail commercial vehicle dealership operations in the U.S. and our commercial vehicle distribution operations in Australia and New Zealand. We have a seasoned local management team in Australia that we have complemented with additional personnel familiar with our automotive retail operations and we will endeavor to utilize local management to identify additional retail and distribution opportunities.

  Enhance Customer Satisfaction

        We strive for superior customer satisfaction. By offering outstanding brands in premium facilities, "one-stop" shopping convenience in our aggregated facilities, and a well-trained and knowledgeable sales staff, we aim to forge lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We monitor customer satisfaction data accumulated by manufacturers to track the performance of operations, and incent our personnel to provide exceptional customer service, thereby driving increased customer loyalty. In addition, we monitor online reputation management sites such as Yelp.com, Google reviews and others to proactively monitor customer comments to ensure we are offering a superior customer satisfaction experience in our dealerships.

  Leverage Scale and Implement "Best Practices"

        We seek to build scale in many of the markets where we have operations. Our desire is to reduce or eliminate redundant administrative costs such as accounting, payroll, information technology systems and other general administrative costs. In addition, we seek to leverage our industry knowledge and experience to foster communication and cooperation between like brand dealerships throughout our organization. Corporate management and local management meet regularly to review operating performance, examine industry trends, and implement operating improvements. Key financial information is discussed and compared across all markets. This frequent interaction facilitates implementation of successful strategies throughout the organization.

  Leverage Internet Marketing

        We leverage the Internet to attract and retain customers, as we believe the majority of our customers consult the Internet for information when shopping for a vehicle. Our internet marketing strategy leverages our individual dealership websites, as well as corporate websites such as PenskeCars.com, PenskeAutomotive.com and Sytner.co.uk. In addition, manufacturers supplement our advertising efforts through advertising and financing campaigns promoting their brands. We focus on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for key marketing providers. We utilize a single customer relationship management tool in the U.S. in order to enhance customer communication, lead nurturing and track return on investment.

        We also endeavor to optimize our websites to improve search engine rankings and drive more organic website traffic. Our digital focus areas also include social media, search engine management, video, reputation management and online chat. These areas assist in creating high visibility for our websites and relevance on sites like Google, Yahoo, Bing and others. Importantly, when customers access our dealership websites with mobile devices such as a smartphone or a tablet, we present these websites in a format that allows for a successful customer experience through optimization of our sites regardless of the device.

        We advertise our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com and Sytner.co.uk, respectively. These websites are designed to make it easy for consumers, employees and partners to view and compare on average over 55,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple method to schedule maintenance and repair services at their local Penske Automotive dealership and view extensive vehicle information, including photos, prices, promotions, videos and third party vehicle history reports for pre-owned vehicles. Customers may also download our PenskeCars.com app to access our vehicle inventory, contact dealers and schedule service at their convenience.

Retail Automotive Dealership Operations

        We routinely acquire and dispose of automotive retail franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships that were acquired or opened from January 1, 2012 to December 31, 2014:

Dealership	Date Opened or Acquired	Location	Franchises
U.S.
MINI of Marin	03/12	Marin, CA	MINI
Nissan/Infiniti San Francisco	03/12	San Francisco, CA	Nissan, Infiniti
Landers Fiat	04/12	Benton, AR	Fiat
Lexus de Ponce	06/12	Ponce, PR	Lexus
BMW/MINI of Ontario	10/12	Ontario, CA	BMW, MINI
East Madison Toyota-Scion	11/12	Madison, WI	Toyota, Scion
Lexus of Madison	11/12	Middleton, WI	Lexus
Maserati of Warwick	03/13	Warwick, RI	Maserati
Bentley Edison	10/13	Edison, NJ	Bentley
Jaguar/Land Rover Annapolis	10/13	Annapolis, MD	Jaguar/Land Rover
Toyota-Scion of Pharr	12/13	Pharr, TX	Toyota, Scion
Hyundai of Pharr	12/13	Pharr, TX	Hyundai
Sprinter of Bedford	02/14	Bedford, OH	Sprinter
BMW of Greenwich	03/14	Greenwich, CT	BMW
Toyota of Surprise	05/14	Surprise, AZ	Toyota, Scion
Alfa Romeo of Fayetteville	10/14	Fayetteville, AR	Alfa Romeo
Landers Alfa Romeo	10/14	Benton, AR	Alfa Romeo
Outside the U.S.
Belfast Audi	01/12	Belfast, Ireland	Audi
Portadown Audi	01/12	Portadown, Ireland	Audi
Agnew Seat Boucher	01/12	Belfast, Ireland	Seat
Bavarian Garages (NI) Ltd.	01/12	Belfast, Ireland	BMW, MINI
Mercedes-Benz of Belfast	01/12	Belfast, Ireland	Mercedes-Benz
smart of Belfast	01/12	Belfast, Ireland	smart
Mercedes-Benz of Portadown	01/12	Portadown, Ireland	Mercedes-Benz
Stanley Motor Works	01/12	Belfast, Ireland	Suzuki, Volvo
Isaac Agnew Volkswagen	01/12	Belfast, Ireland	Volkswagen
Isaac Agnew Volkswagen Mallusk	01/12	Newtonabbey, Ireland	Volkswagen, VW-Van
Porsche Centre Belfast	01/12	Belfast, Ireland	Porsche
AutoVanti Monza	03/12	Monza, Italy	BMW, MINI
AutoVanti Bologna—Quarto Inferiore	07/12	Bologna, Italy	BMW
AutoVanti Bologna—Centro	07/12	Bologna, Italy	BMW (2), MINI
Guy Salmon Jaguar Stockport	10/12	Stockport, England	Jaguar
Guy Salmon Land Rover Northampton	06/13	Northampton, England	Land Rover
AutoVanti Bologna—Casalecchio	07/13	Bologna, Italy	BMW, MINI
Lamborghini Leicester	09/13	Leicestershire, England	Lamborghini
AutoVanti Brianza	10/13	Desio, Italy	BMW
BluVanti Bologna Maserati	05/14	Bologna, Italy	Maserati
Skipton Volkswagen	05/14	Keighley, England	Volkswagen

        In 2014, 2013 and 2012, we disposed of seven, thirty and eleven franchises, respectively, that we believe were not integral to our strategy or operations. The dispositions in 2014 principally consisted of four franchises in Bremen, Germany which were consolidated with our Hamburg operations. During the first quarter of 2015, we divested our car rental business which included Hertz car rental franchises in the Memphis, Tennessee market and certain markets in Indiana in light of our perceived inability to grow that business. We expect to continue to pursue acquisitions and selected dispositions in the future.

        Automotive Retail Franchises.    These tables exhibit our automotive retail franchises by location and manufacturer as of December 31, 2014:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	24	BMW/MINI	21	42	63
Arkansas	14	Toyota/Lexus/Scion	41	3	44
California	31	Mercedes-Benz/Sprinter/smart	20	23	43
Connecticut	8	Audi/Volkswagen/Bentley	17	26	43
Florida	8	Chrysler/Jeep/Dodge/Fiat/Alfa Romeo	18	—	18
Georgia	4	Honda/Acura	22	2	24
Indiana	2	Ferrari/Maserati	7	11	18
Maryland	2	Porsche	6	8	14
Minnesota	2	Jaguar/Land Rover	4	18	22
Nevada	2	Lamborghini	1	4	5
New Jersey	23	Nissan/Infiniti	8	—	8
Ohio	9	Cadillac/Chevrolet	5	—	5
Puerto Rico	14	Others	9	11	20

Rhode Island	13	Total	179	148	327

Tennessee	2
Texas	11
Virginia	7
Wisconsin	3

Total U.S.	179
U.K.	133
Germany	6
Italy	9

Total Non-U.S.	148

Total Worldwide	327

        New Vehicle Retail Sales.    In 2014, we retailed 216,462 new vehicles which generated 52.3% of our retail automotive dealership revenue and 27.2% of our retail automotive dealership gross profit. We sell over 40 vehicle brands in the U.S., Puerto Rico, the U.K., Germany and Italy. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relations with the automotive manufacturers, based in part on our long-term presence in the automotive retail market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team and the consistent high sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers' captive finance companies.

        Used Vehicle Retail Sales.    In 2014, we retailed 181,894 used vehicles, which generated 29.8% of our retail automotive dealership revenue and 13.6% of our retail automotive dealership gross profit. We acquire used vehicles from various sources including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Most of our dealerships have implemented software tools which assist in procuring and selling used vehicles. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction.

        We have employed a strategy called "Retail First" to increase our same-store used vehicle sales. Under this strategy, we have increased our efforts to retail a used vehicle to a consumer before attempting to dispose of it through the traditional wholesale process. We believe this strategy has helped to increase the number of used retail vehicle sales in 2014. We believe these strategies have resulted in greater operating efficiency and helped to reduce costs associated with maintaining optimal inventories.

        Vehicle Finance, Extended Service and Insurance Sales.    Finance, extended service and insurance sales represented 2.6% of our retail automotive dealership revenue and 17.6% of our retail automotive dealership gross profit in 2014. At our customers' option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee we receive. As further discussed in "Item 1A. Risk Factors," the Consumer Finance Protection Bureau has instituted regulatory proceedings which may change the way we are compensated for assisting our customers in obtaining financing, which could result in lower related revenues.

        We also offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as "GAP," this protection covers the shortfall between a customer's loan balance and insurance payoff in the event of a total loss), lease "wear and tear" insurance and theft protection products. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers' captive finance companies. Similar to finance transactions, we are subject to chargebacks relating to fees earned in connection with the sale of certain extended protection products. We also offer for sale other aftermarket products, including security systems and protective coatings.

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

        Service and Parts Sales.    Service and parts sales represented 10.3% of our retail automotive dealership revenue and 41.2% of our retail automotive dealership gross profit in 2014. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today's automobiles.

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

        Fleet and Wholesale Sales.    Fleet and wholesale sales represented 5.0% of our retail automotive dealership revenue and 0.4% of our retail automotive dealership gross profit in 2014. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers such as cities, municipalities or rental car companies and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units.

PAG Retail Automotive Dealership Locations

        The following is a list of all of our automotive dealerships as of December 31, 2014:

U.S. DEALERSHIPS

ARIZONA	Nissan/Infiniti San Francisco	OHIO
Acura North Scottsdale	Peter Pan BMW	Audi Bedford
Audi Chandler	Porsche of Stevens Creek	Audi Mentor
Audi North Scottsdale	smart center San Diego	Honda of Mentor
Bentley Scottsdale	Sprinter @ Mercedes-Benz of San Diego	Mercedes-Benz of Bedford
BMW North Scottsdale	Toyota-Scion of Clovis	Porsche of Beachwood
Bugatti Scottsdale	CONNECTICUT	smart center Bedford
Jaguar Land Rover North Scottsdale	Audi Fairfield	Sprinter @ Mercedes-Benz of Bedford
Lamborghini North Scottsdale	BMW of Greenwich	Toyota-Scion of Bedford
Lexus of Chandler	Honda of Danbury	RHODE ISLAND
Mercedes-Benz of Chandler	Mercedes-Benz of Fairfield	Acura of Warwick
MINI North Scottsdale	Mercedes-Benz of Greenwich	Audi Warwick
MINI of Tempe	Porsche of Fairfield	Bentley Providence
Porsche North Scottsdale	smart center Fairfield	BMW of Warwick
Rolls-Royce Motor Cars Scottsdale	Sprinter @ Mercedes-Benz of Fairfield	Infiniti of Warwick
Scottsdale Aston Martin	FLORIDA	Lexus of Warwick
Scottsdale Ferrari Maserati	Central Florida Toyota-Scion	Maserati of Warwick
smart center Chandler	Palm Beach Toyota-Scion	Mercedes-Benz of Warwick
Sprinter @ Mercedes-Benz of Chandler	Royal Palm Mazda	MINI of Warwick
Tempe Honda	Royal Palm Nissan	Nissan West Warwick
Toyota of Surprise	Royal Palm Toyota-Scion	Porsche of Warwick
Volkswagen North Scottsdale	GEORGIA	smart center Warwick
ARKANSAS	Atlanta Toyota-Scion	Sprinter @ Mercedes-Benz of Warwick
Acura of Fayetteville	Honda Mall of Georgia	TENNESSEE
Alfa Romeo Fiat of Fayetteville	United BMW Gwinnett	Wolfchase Toyota-Scion
Chevrolet of Fayetteville	United BMW Roswell	TEXAS
Honda of Fayetteville	INDIANA	BMW of Austin
Landers Alfa Romeo Fiat	Penske Chevrolet	Honda of Spring
Landers Chevrolet	Penske Honda	Hyundai of Pharr
Landers Chrysler Jeep Dodge	MARYLAND	MINI of Austin
Landers Ford	Jaguar Land Rover Annapolis	Round Rock Honda
Toyota-Scion of Fayetteville	MINNESOTA	Round Rock Hyundai
CALIFORNIA	Motorwerks BMW	Round Rock Toyota-Scion
Acura of Escondido	Motorwerks MINI	Spring Branch Honda
Audi Escondido	NEW JERSEY	Toyota-Scion of Pharr
Audi Stevens Creek	Acura of Turnersville	VIRGINIA
BMW of San Diego	Audi Turnersville	Audi Chantilly
BMW of Ontario	Bentley Edison	Audi Tysons Corner
Capitol Honda	BMW of Tenafly	Mercedes-Benz of Chantilly
Commonwealth Audi	BMW of Turnersville	Mercedes-Benz of Tysons Corner
Commonwealth Volkswagen	Chevrolet Cadillac of Turnersville	Porsche of Tysons Corner
Crevier BMW	Ferrari Maserati of Central New Jersey	smart center Tysons Corner
Crevier MINI	Gateway Toyota-Scion	Sprinter @ Mercedes Benz of Chantilly
Honda North	Honda of Turnersville	WISCONSIN
Honda of Escondido	Hudson Chrysler Jeep Dodge	East Madison Toyota-Scion
Kearny Mesa Acura	Hudson Nissan	Lexus of Madison
Kearny Mesa Toyota-Scion	Hudson Toyota-Scion	PUERTO RICO
Lexus San Diego	Hyundai of Turnersville	Lexus de Ponce
Los Gatos Acura	Lexus of Bridgewater	Lexus de San Juan
Marin Honda	Lexus of Edison	Triangle Chrysler Jeep Dodge de Ponce
Mazda of Escondido	Nissan of Turnersville	Triangle Chrysler Jeep Dodge Fiat del Oeste
Mercedes-Benz of San Diego	Toyota-Scion of Turnersville	Triangle Honda 65 de Infanteria
MINI of Marin	NEW YORK	Triangle Nissan del Oeste
MINI of Ontario	BMW of Mamaroneck	Triangle Toyota-Scion de San Juan
MINI of San Diego		Triangle Fiat de Ponce

NON-U.S. DEALERSHIPS

U.K.
Audi	Honda	Mercedes-Benz/smart of Newcastle
Belfast Audi	Gatwick Honda	Mercedes-Benz/smart of Northampton
Bradford Audi	Redhill Honda	Mercedes-Benz/smart of Swindon
Derby Audi	Jaguar/Land Rover	Mercedes-Benz/smart of Teesside
Harrogate Audi	Guy Salmon Jaguar Coventry	Porsche
Huddersfield Audi	Guy Salmon Jaguar/Land Rover Ascot	Porsche Centre Belfast
Leeds Audi	Guy Salmon Jaguar/Land Rover Maidstone	Porsche Centre Edinburgh
Leicester Audi	Guy Salmon Jaguar/Land Rover Thames Ditton	Porsche Centre Glasgow
Audi City London	Guy Salmon Jaguar Northampton	Porsche Centre Leicester
Nottingham Audi	Guy Salmon Jaguar Stockport	Porsche Centre Mid-Sussex
Portadown Audi	Guy Salmon Land Rover Bristol	Porsche Centre Silverstone
Reading Audi	Guy Salmon Land Rover Coventry	Porsche Centre Solihull
Slough Audi	Guy Salmon Land Rover Knutsford	Rolls-Royce
Wakefield Audi	Guy Salmon Land Rover Northampton	Rolls-Royce Motor Cars Manchester
West London Audi	Guy Salmon Land Rover Portsmouth	Rolls-Royce Motor Cars Sunningdale
Bentley	Guy Salmon Land Rover Sheffield	Suzuki
Bentley Birmingham	Guy Salmon Land Rover Stockport	Stanley Motor Works
Bentley Edinburgh	Guy Salmon Land Rover Stratford-upon-Avon	Volkswagen
Bentley Leicester	Guy Salmon Land Rover Wakefield	Agnew Auto Exchange
Bentley Manchester	Lamborghini	Agnew SEAT Boucher
BMW/MINI	Lamborghini Birmingham	Isaac Agnew Volkswagen
Bavarian Garages (NI) Ltd.	Lamborghini Edinburgh	Isaac Agnew Volkswagen Mallusk
Sytner Birmingham	Lamborghini Leicester	Huddersfield SEAT
Sytner City Canary Wharf	Lexus	Harrogate Volkswagen
Sytner Cardiff	Lexus Bristol	Huddersfield Volkswagen
Sytner Chigwell	Lexus Leicester	Leeds Volkswagen
Sytner Coventry	Lexus Milton Keynes	Skipton Volkswagen
Sytner Harold Wood	McLaren	Volvo
Sytner High Wycombe	McLaren Manchester	Stanley Motor Works
Sytner Leicester	Mercedes-Benz/smart	Tollbar Warwick
Sytner Maidenhead	Mercedes-Benz of Bath
Sytner Newport	Mercedes-Benz of Bedford	GERMANY
Sytner Nottingham	Mercedes-Benz of Carlisle	Porsche Zentrum Manheim (Porsche)
Sytner Oldbury	Mercedes-Benz of Cheltenham and Gloucester	Tamsen GmbH Hamburg (Aston Martin,
Sytner Sheffield	Mercedes-Benz of Newbury	Bentley, Ferrari, Maserati, Lamborghini)
Sytner Slough	Mercedes-Benz of Portadown
Sytner Solihull	Mercedes-Benz of Sunderland	ITALY
Sytner Sunningdale	Mercedes-Benz of Weston-Super-Mare	AutoVanti Monza (BMW, MINI)
Sytner Sutton Coldfield	Mercedes-Benz/smart of Belfast	AutoVanti Bologna—Casalecchio (BMW, MINI)
Ferrari/Maserati	Mercedes-Benz/smart of Bristol	AutoVanti Bologna—Quarto Inferiore (BMW)
Graypaul Birmingham	Mercedes-Benz/smart of Milton Keynes	AutoVanti Bologna—Centro (BMW, MINI)
Graypaul Edinburgh		AutoVanti Brianza (BMW)
Graypaul Nottingham		BluVanti Bologna Maserati
Maranello Ferrari/Maserati

        We also own 50% of the following dealerships:

GERMANY	SPAIN
Aix Automobile GmbH (Toyota)	Barcelona Premium—Littoral (BMW, MINI)
Audi Zentrum Aachen (Audi)	Barcelona Premium—General Mitre (BMW, MINI)
Autohaus Krings (Skoda)	Barcelona Premium—Placa Cerda (BMW, MINI)
Autohaus Nix GmbH (Toyota (4), Lexus, Volkswagen)	Barcelona Premium—Sant Boi (BMW, MINI)
Autohaus Piper GmbH & Co. KG (Volkswagen, Skoda (2))	U.S.
Jacobs Automobile Aachen GmbH (Citroën, Kia)	Penske-Wynn Ferrari/Maserati (Nevada)
Jacobs Automobile Düren (SEAT, Volkswagen, Audi)	MAX BMW Motorcycles (Connecticut)
Jacobs Automobile Eifel (Audi, Volkswagen)	MAX BMW Motorcycles (New Hampshire)
Jacobs Automobile Eschweiler (Volkswagen)	MAX BMW Motorcycles (New York)
Jacobs Automobile Geilenkirchen (Volkswagen, Audi)
Jacobs Automobile Stolberg GmbH (Volkswagen)
Jacobs Sportwagen GmbH (Maserati)
Sirries Automobile GmbH (Volkswagen, Audi, Skoda)
TCD GmbH (Toyota)
Volkswagen Zentrum Aachen (Volkswagen)
Wolff & Meier GmbH (Volkswagen, Skoda)
Zabka Automobile GmbH (Volkswagen, Audi, SEAT)

Retail Commercial Vehicle Dealership Operations

        In November 2014, we acquired a controlling interest in The Around The Clock Freightliner Group ("PCV US"), a heavy and medium duty truck dealership group located in Texas, Oklahoma and New Mexico, and now own 91% of that business. PCV US operates sixteen locations, including ten full-service dealerships offering principally Freightliner, Western Star, and Sprinter-branded trucks. Two of these locations, Freightliner of Chattanooga and Freightliner of Knoxville, were acquired in February 2015. PCV US also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. From our acquisition on November 1, 2014 through December 31, 2014, this business generated $125.6 million of revenue.

        The following table sets forth the locations of our retail commercial vehicle dealerships:

GEORGIA	TENNESSEE
Freightliner of Chattanooga	Freightliner of Knoxville
NEW MEXICO	TEXAS
Clovis Truck & Trailer Sales (Used only)	West Texas Truck Center—Amarillo
ATC Freightliner—Arlington (Parts & Service)
OKLAHOMA	ATC Freightliner—Dallas (North)
ATC Freightliner—Ardmore	ATC Freightliner—Dallas (South)
ATC Freightliner—Elk City (Parts only)	ATC Freightliner—Fort Worth
ATC Freightliner—Muskogee (Parts & Service)	West Texas Truck Center—Midland (Parts)
ATC Freightliner—Oklahoma City	ATC Freightliner—North Texas (Parts & Service)
ATC Freightliner—Tulsa	West Texas Truck Center—Odessa

        Headquartered in Dallas, Texas, PCV US serves thousands of customers, both in and traveling through the southwest, through its dealerships principally located in Oklahoma and North Central Texas. These dealerships provide the same suite of services as our automotive dealerships, offering new trucks and vans, a large selection of used trucks for sale, a full range of parts, maintenance and repair services, and finance and insurance options for its customers by facilitating truck and trailer financing and leasing, extended maintenance plans, physical damage insurance, gap insurance, roadside relief and other programs.

        The necessity of repairing trucks for our customers is a key differentiation for our commercial vehicle dealerships and we provide around-the-clock service in certain locations to our customers to get our customers' commercial trucks back on the road so they can complete their routes. Many of the service and parts departments are conveniently open 24 hours every day and 7 days each week to better serve our customers. PCV US also carries an extensive inventory of parts for the new and used trucks they sell and service, including for FUSO trucks and Thomas buses, and other makes of medium and heavy duty trucks.

        Similar to our automotive retail business, PCV US is committed to providing outstanding brands and superior customer service in premium facilities. For example, our Dallas Freightliner location offers a state-of-the-art facility with over 200,000 square feet of climate controlled office space, service shops, customer amenities, parts inventory storage, and a 4,000 square foot parts showroom. This facility sits on almost 24 acres of property and is equipped with 80 full service truck bays, open 24 hours a day 7 days a week, with a full suite of on-hand parts inventory. Guests of Dallas Freightliner enjoy a television lounge with HDTV theater seating, a large comfortable customer lounge with lockers, laundry and shower facilities, on-site trailer parking, and free recreational vehicle electrical hook-up.

Commercial Vehicle Distribution Operations

        On August 30, 2013, we acquired Western Star Trucks Australia, the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. This business generated $387.0 million of revenue in 2014 through the distribution and retail sale of vehicles and parts to a network of more than 70 dealership locations.

        Our local headquarters is located outside Brisbane, Australia, which is the country's third largest city. Our headquarters includes administrative facilities as well as a 167,000 square foot parts distribution center and an 85,000 square foot production center. We also have a 13,000 square foot parts distribution center in Auckland, New Zealand.

        Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for hauling, mining, logging and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium and heavy duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. Together these brands represented 8.4% of heavy duty truck units sold in Australia during 2014.

        Our commercial vehicle distribution operations include three retail commercial vehicle distribution points. The Brisbane Truck Centre in Brisbane, Australia is the second largest retailer of Western Star Trucks in Australia by volume. The remaining two points are in Auckland, New Zealand and Tauranga, New Zealand, which together represent the largest retailer of Western Star Trucks by volume in New Zealand. We finance our purchases of these vehicles under a floor plan agreement with a local Daimler affiliate with terms similar to our other floor plan agreements.

        MTU-DDA.    On October 1, 2014, we acquired MTU Detroit Diesel Australia Pty Ltd. ("MTU-DDA"), a leading distributor of diesel and gas engines and power systems including MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. MTU-DDA offers products across the on- and off-highway markets in Australia, New Zealand and the Pacific, including trucking, mining, power generation, construction, industrial, rail, marine, agriculture, oil & gas and defense and supports full parts and aftersales service through a network of 15 branches, 13 field service locations and 78 dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles Australia distribution business. From our acquisition on October 1, 2014 through December 31, 2014, this business generated $52.5 million of revenue in 2014.

        MTU-DDA's principal headquarters is located at its Melbourne branch, a 17,000 square foot workshop/office facility. In addition to sales, distribution and full product repair capability, this facility includes the offices for national sales, engineering and marketing, a regional training facility and a regional engineering center. In addition, MTU-DDA operates a corporate office based at its Sydney (Chipping Norton) branch, an 18,000 square foot facility dedicated to corporate activities and distribution and product repair capability. MTU-DDA operates additional branch facilities across Australia and in Auckland, New Zealand.

        MTU-DDA's 78 dealers are strategically located throughout Australia, New Zealand and the Pacific. Most of the dealers (70) represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner Truck manufacturers. The remaining dealers represent the MTU (4) and Allison Transmission (4) brands. The "off-highway" business of MTU-DDA principally includes the sale of power systems by MTU-DDA directly to customers in the commercial, defense and maritime sectors, and to several dealers. MTU-DDA conducts the business through its 15 branch locations and utilizes mobile field service units travelling directly to customer premises.

Penske Truck Leasing

        We hold a 9.0% ownership interest in PTL, a leading provider of transportation and supply chain services. PTL operates and serves customers in North America, South America, Europe, Asia and Australia. Product lines include full-service truck leasing, truck rental and contract maintenance in North America and logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. Globally, PTL has a highly diversified customer base ranging from individual consumers to multi-national corporations across industries such as food and beverage, manufacturing, transportation, automotive, healthcare, and retail.

        Full-service truck leasing, truck rental and contract maintenance.    Full-service truck leasing, truck rental and contract maintenance of commercial trucks constitutes PTL's largest business. PTL, one of the largest purchasers of commercial trucks in North America, manages a fleet of approximately 207,000 trucks, tractors and trailers, consisting of approximately 144,000 vehicles owned by PTL and operated by its customers under full-service leases and rental agreements and approximately 63,000 customer-owned and operated vehicles for which PTL provides contract maintenance services. PTL's commercial and consumer rental fleet consists of approximately 58,000 vehicles for use by its full-service truck leasing, small business and consumer customers for periods ranging from less than a day to 12 months.

        Commercial customers often outsource to PTL to reduce the complexity and cost of vehicle ownership. PTL integrates most aspects of fleet management, including the provision of custom configured equipment and the delivery of a package of support and maintenance services, as well as making additional short-term rental vehicles available to its contract customers. Its broad service offering has enabled its customers to reduce the large number of vendors that an in-house fleet manager must coordinate. The services provided under its full-service lease and contract maintenance agreements generally include preventive maintenance, advanced diagnostics, emergency road service, fleet services, safety programs and fuel services through its network of approximately 680 locations across the United States and Canada. Its commercial rental operations offer short-term availability of tractors, trucks and trailers, typically to accommodate seasonal, emergency and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers that are seeking flexibility in their fleet management.

        For consumer customers, PTL provides short-term rental of light- and medium-duty trucks on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. Its consumer fleet consists generally of late model vehicles ranging in size from small vans to 26-foot trucks. Its consumer rentals are conducted through approximately 1,800 independent rental agents and 330 of its PTL-operated leasing and rental facilities.

        Logistics.    PTL's logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, transportation management and lead logistics provider. PTL coordinates services for its customers across the supply chain, including: inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer's location. By offering a scalable series of products to its customers, PTL can manage the customer's entire supply chain or any stand-alone service. It also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTL's international logistics business has approximately 350 locations in North America, South America, Europe and Asia, with recently expanded logistics operations in India.

Industry Information

        Approximately 62% of our automotive dealership revenues are generated in the U.S., which in 2014 was the world's second largest automotive retail market as measured by units sold. In 2014, sales of new cars and light trucks were approximately 16.5 million units, an increase of 5.9% from 2013, and were generated at approximately 17,953 franchised new-car dealerships as of January 1, 2015. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 57% from new vehicle sales, 31% from used vehicle sales and 12% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

        We also operate in Germany, the U.K., Italy, and Spain, which represented the first, second, fourth, and fifth largest automotive retail markets, respectively, in Western Europe in 2014, and accounted for approximately 64% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 12.1 million in 2014, a 4.8% increase compared to 2013. In Germany, the U.K., Italy, and Spain, new car sales were approximately 3.0 million, 2.5 million, 1.4 million and 0.9 million units, respectively, in 2014.

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

        In 2014, North America sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PCV US business, were approximately 498,000 units, an increase of 12.4% from 2013. The largest market, Class 8 heavy-duty trucks, increased 13.2% to 286,000 units from 252,600 units in 2013 and our principal brands, Freightliner and Western Star, represent approximately 35.7% of that market.

        Our commercial vehicle distribution business operates principally in Australia and New Zealand. In 2014, medium and heavy duty truck sales in Australia and New Zealand combined were 20,510 units, representing an increase of 1.0% from 2013. The products we distribute (and sell at three retail outlets) represent approximately 6.2% of the combined medium and heavy duty truck market in Australia and New Zealand.

        Generally, new vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence and other general economic factors. However, from a profitability perspective, automotive and truck retailers have historically been less vulnerable than manufacturers and parts suppliers to declines in new vehicle sales. We believe this is due to the retailers' more flexible expense structure (a significant portion of the retail industry's costs are variable) and their diversified revenue streams such as used vehicle sales and service and parts sales. In addition, manufacturers may offer various dealer incentives when sales are slow, which further increases the volatility in profitability for manufacturers and may help to decrease volatility for automotive retailers.

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

        As part of our business model, we receive personal information regarding customers, associates and vendors, from various online and offline channels. Our internal and third-party systems are under a moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day to day basis. We perform periodic control testing and audits on our systems. Despite these measures, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, or other events. Any security breach or event resulting in the unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties, or other means.

Marketing

        Our dealership advertising and marketing efforts are focused at the local market level with support from corporate marketing. Our marketing strategy employs various media for our dealership marketing activities, focusing increasingly on the Internet and other digital media, including individual dealership websites, as well as corporate websites such as PenskeCars.com, PenskeAutomotive.com and

Sytner.co.uk. We also utilize traditional marketing avenues in select markets, including targeted newspaper, direct mail, magazine, television, and radio advertising.

        Manufacturers supplement our local and regional advertising efforts through advertising campaigns promoting their brands. The manufacturers also provide attractive financing packages and other incentive programs to our customers. In an effort to increase efficiencies, we focus on common marketing metrics and business practices across our dealerships, as well as negotiating enterprise arrangements for key marketing providers. We utilize a single customer relationship management tool in the U.S. in order to enhance customer communication, lead nurturing, track return on investment and reduce costs.

        We aggressively leverage the Internet to attract and retain customers. We believe the majority of our customers consult the Internet for information when shopping for a vehicle and we attempt to generate sales from our customers who are using our websites to research, compare and evaluate vehicles. We also endeavor to optimize our websites to improve search engine rankings and drive more organic website traffic. Our digital focus areas also include social media, search engine management, video, reputation management and online chat. These areas assist in creating high visibility for our websites and relevance on sites like Google, Yahoo, Bing and others.

        In order to attract customers and enhance our customer service, each of our dealerships maintains its own website store front. All of our dealership websites leverage consistent functionality and design formats while ensuring standards and requirements are met for each manufacturer. This allows us to minimize costs and benefit from consistent processes across our dealerships. The manufacturers' websites, in addition to our corporate websites, serve as lead generating tools to our dealerships. In the U.K., manufacturers also provide a website for the dealership. Importantly, when customers access our dealership websites with mobile devices such as a smartphone or a tablet, we present these websites in a format that allows for a successful customer experience through optimization of our sites regardless of the device.

        We advertise our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com and Sytner.co.uk, respectively. These websites are designed to make it easy for consumers, employees and partners to view and compare on average over 55,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple method to schedule maintenance and repair services at their local Penske Automotive dealership and view extensive vehicle information, including photos, prices, promotions, videos and third party vehicle history reports for pre-owned vehicles. Customers may also download our PenskeCars.com app to access our vehicle inventory, contact dealers and schedule service at their convenience.

        We encourage interaction with our customers on various popular social media sites. As an example, each of our dealerships maintains a Facebook property to bring in new customers to our dealership, focus on community involvement and enhance repeat and referral business. We also leverage our corporate social media efforts and partners to benefit our dealerships and create a strong sense of community.

        In Australia and New Zealand, we market our commercial vehicles and other products principally through our network of dealership and service locations, supported by corporate level marketing efforts. We separate our marketing by brand in Australia. We market to customers at various trade shows and other industry events in Australia and New Zealand, which presents the opportunity to approach fleet managers with new products and offerings. We also employ racing and other local sponsorships to generate brand awareness in our markets. Our internet marketing leverages manufacturer websites supplemented by our brand specific websites to promote our brands. We rely on our dealerships and service locations to market to local customers, though we typically assign a regional sales manager to oversee local dealer marketing efforts.

Agreements with Vehicle Manufacturers

        We operate our dealerships under separate agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. In addition, the General Manager and/or the owner of a dealership typically cannot be changed without the manufacturer's consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer's or distributor's brand of vehicles and related parts and warranty services at our dealership. The agreements also grant us a non-exclusive license to use each manufacturer's trademarks, service marks and designs in connection with our sales and service of its brand at our dealership.

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

        With respect to our commercial vehicle distribution operations in Australia and New Zealand, we are party to distributor agreements with each manufacturer of products we distribute pursuant to which we are the distributor of these products in those countries and nearby markets. The agreements govern all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements. The agreement with Western Star expires in 2025, the agreement with MTU expires in 2024 and the agreement with Detroit Diesel expires in 2025. We also are party to shipping agreements with respect to importing those products. For each of our dealers, we have signed a franchise agreement with terms that set forth the dealer's obligations with respect to the sales and servicing of these vehicles.

Competition

        Dealership.    We believe that the principal factors consumers consider when determining where to purchase a vehicle are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of the customer experience. Other factors include customer preference for particular brands of vehicles, pricing (including manufacturer rebates and other special offers) and warranties. We believe that our dealerships are competitive in all of these areas.

        The automotive and truck retail industry is currently served by franchised dealerships, independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by manufacturers and national and regional retail chains. In our retail commercial vehicle dealership operations, we compete with other manufacturers and retailers of medium and heavy duty truck such as Ford, International Kenworth, Mack, Peterbilt and Volvo. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which give them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services and warehouse clubs. With respect to arranging financing for our customers' vehicle purchases, we compete with a broad range of financial institutions such as banks and local credit unions.

        For used vehicle sales, we compete in a highly fragmented market which sells more than 40 million units annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties and used vehicle "superstores" for the procurement and resale of used vehicles. We compete with other franchised dealers to perform warranty repairs, and with other dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other dealers, franchised and independent aftermarket repair shops, and parts retailers in our parts operations. We believe that the principal factors consumers consider when determining where to purchase vehicle parts and service are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer's brands and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

        We believe the majority of consumers are utilizing the Internet and other digital media in connection with the purchase of new and used vehicles. Accordingly, we face increased competition from online vehicle websites, including those developed by manufacturers and other dealership groups. Consumers can use the Internet and other digital media to compare prices for vehicles and related services, which may result in reduced margins for new vehicles, used vehicles and related services.

        Commercial Vehicle Distribution.    With respect to our commercial vehicle distribution operations in Australia and New Zealand, we compete with manufacturers, distributors, and retailers of other vehicles and products in our markets. The medium and heavy duty trucks we distribute (and sell at three retail outlets) represented approximately 6.2% of the combined medium and heavy duty truck market in Australia and New Zealand in 2014.

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

Employees and Labor Relations

        As of December 31, 2014, we employed approximately 22,100 people, approximately 670 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to local profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers' facilities.

Regulation

        We operate in a highly regulated industry and a number of regulations affect the marketing, selling, financing, servicing, and distribution of vehicles. Under the laws of the jurisdictions in which we currently operate, we typically must obtain a license in order to establish, operate or relocate a dealership, or operate a repair facility. These laws also regulate our conduct of business, including our advertising, operating, financing, employment, distribution and sales practices. Other laws and regulations include franchise laws and regulations, environmental laws and regulations (see "Environmental Matters" below), laws and regulations applicable to new and used motor vehicle dealers, as well as privacy, identity theft prevention, wage-hour, anti-discrimination and other employment practices laws.

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

        Commercial Vehicle Distribution.    Our commercial vehicle distribution business in Australia and New Zealand generally experiences higher sales volumes during the second quarter of the year which is primarily attributable to commercial vehicle customers completing annual capital expenditures before their fiscal year-end, which is typically June 30 in Australia and New Zealand.

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

        Vehicle manufacturers exercise significant control over us.    Each of our dealerships and distributor operations operate under franchise and other agreements with automotive manufacturers, commercial vehicle manufacturers, or related distributors. These agreements govern almost every aspect of the operation of our dealerships, and give manufacturers the discretion to terminate or not renew our franchise agreements for a variety of reasons, including certain events outside our control such as accumulation of our stock by third parties. Without franchise or distributor agreements, we would be unable to sell or distribute new vehicles or perform manufacturer authorized warranty service. If a significant number of our franchise agreements are terminated or are not renewed, or, with respect to our distributor operations, a competing distributor were introduced, we would be materially affected.

        Brand reputation.    Our businesses, and our commercial vehicle operations in particular as those are more concentrated with a particular manufacturer, are impacted by consumer demand and brand preference, including consumers' perception of the quality of those brands. A decline in the quality and brand reputation of the vehicles or other products we sell or distribute, as a result of events such as manufacturer recalls or legal proceedings, may adversely affect our business. If such events were to occur, the profitability of our business related to those manufacturers' could be adversely affected.

        Restructuring, bankruptcy or other adverse conditions affecting a significant automotive manufacturer or supplier.    Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2014, revenue generated at our BMW/MINI, Audi/Volkswagen/Porsche/Bentley, Toyota/Lexus/Scion, and Mercedes-Benz/Sprinter/smart dealerships represented 27%, 22%, 15%, and 11% respectively, of our total automotive dealership revenues. Significant adverse events, such as the reduced 2011 new vehicle production by Japanese automotive manufacturers caused by the significant production and supply chain disruptions resulting from the earthquake and tsunami that struck Japan in March 2011, or future events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events relate to any of the manufacturers whose franchises generate a significant percentage of our revenue.

        Manufacturer incentive programs.    Vehicle manufacturers offer incentive programs intended to promote and support vehicle sales. These incentive programs include but are not limited to customer rebates, dealer incentives on new vehicles, manufacturer floor plan interest and advertising assistance, and warranties on new and used vehicles. A discontinuation of or change to the manufacturers' incentive programs may adversely impact vehicle demand, the value of new and used vehicles, and materially affect our results of operations.

        Our business is very competitive.    We generally compete with: other franchised dealerships in our markets; private market buyers and sellers of used vehicles; Internet-based vehicle brokers; national and local service and repair shops and parts retailers; and manufacturers in certain markets. Purchase decisions by consumers when shopping for a vehicle are extremely price sensitive. The level of competition in the market generally, coupled with increasing price transparency resulting from increased use of the Internet by consumers, can lead to lower selling prices and related profits. If there is a prolonged drop in retail prices, new vehicle sales are allowed to be made over the Internet without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected.

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

        Leverage.    Our significant debt and other commitments expose us to a number of risks, including:

          Cash requirements for debt and lease obligations.     A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $2.7 billion of floor plan notes payable, $1.4 billion of non-vehicle long-term debt and $4.9 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

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

        International and foreign currency risk.    We have significant operations outside the U.S. that expose us to changes in foreign exchange rates and to the impact of economic and political conditions in the markets where we operate. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the U.S. dollar were to strengthen against the U.K. pound, our U.K. results of operations would translate into less U.S. dollar reported results. Any significant or prolonged increase in the value of the U.S. dollar, particularly as compared to the U.K. pound, could result in a significant and adverse effect on our reported results.

        Joint ventures.    We have significant investments in a variety of joint ventures, including automotive retail operations in Germany and Spain, and a 9.0% ownership interest in PTL. We expect to receive annual operating distributions from each such venture, and, in the case of PTL, to realize U.S. tax savings as a result of our investment. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, because PTL is engaged in different businesses than we are, its performance may vary significantly from ours.

        Performance of sublessees.    In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2014 totaled approximately $25.6 million. In the aggregate, we remain ultimately liable for approximately $258.6 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

        Information Technology.    Our information systems are fully integrated into our operations and we rely on them to operate effectively, including with respect to: electronic communications and data transfer protocols with manufacturers and other vendors; customer relationship management; sales and service scheduling; data storage; and financial and operational reporting. The majority of our systems are licensed from third parties, the most significant of which are provided by a limited number of suppliers in the U.S., U.K. and Australia. The failure of our information systems to perform as designed or the failure to protect the integrity of these systems could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.

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

        The success of our commercial vehicle distribution businesses are directly impacted by availability and demand for the vehicles and other products we distribute.    We are the exclusive distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. We are also the distributor of diesel and gas engines and power systems in these same markets. The profitability of the businesses depends upon the number of vehicles, engines, power systems and parts we distribute, which in turn is impacted by demand for these products. We believe demand is subject to general economic conditions, exchange rate fluctuations, regulatory changes, competitiveness of the products and other factors over which we have limited control. In the event sales of these products are less than we expect, our related results of operations and cash flows for this aspect of our business may be materially adversely affected. The products we distribute are principally manufactured at a limited number of locations. In the event of a supply disruption or if sufficient quantities of the vehicles, engines, power systems and parts are not made available to us, or if we accept these products and are unable to economically distribute them, our cash flows or results of operations may be materially adversely affected.

        Commodity prices.    Our commercial vehicle distribution operations in Australia and New Zealand may be impacted by the price of commodities such as copper, iron ore and oil which may impact the desire of our customers to operate their mining and/or oil production. Adverse pricing concerns of those, and other commodities, may have a material adverse effect on our ability to distribute and/or retail commercial vehicles and other products profitability.

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

          The Dodd-Frank Wall Street Reform and Consumer Protection Act established the Consumer Finance Protection Bureau (the "CFPB"), a consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB's regulatory authority, the CFPB has regulated automotive financing through its regulation of automotive finance companies and other financial institutions. The CFPB has issued regulatory guidance instructing our consumer finance lenders to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that if discrimination is found, and not cured on a timely basis, that the lender must change the way it compensates dealers. We cannot predict at this time the outcome of this regulatory initiative by the CFPB. In addition, the CFPB has announced its future intention to regulate the sale of other finance and insurance products. A similar agency in the U.K., the Financial Conduct Authority, is also regulating consumer finance and insurance operations. If any of these initiatives restrict our ability to generate revenue from arranging financing for our customers or selling customers additional products, we could be adversely affected.

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

          Changes in law.    New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in 2013, a ballot initiative in California titled the California Car Buyers Protection Act was proposed that would have eliminated our ability to be compensated for assisting in financing customer vehicle purchases, among other matters. If this initiative or other adverse changes in law were to be enacted, it could have a significant and adverse effect on us.

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

          Accounting rules and regulations.     The Financial Accounting Standards Board is currently evaluating several significant changes to GAAP in the U.S., including the rules governing the accounting for leases. Any such changes could significantly affect our reported financial position, earnings and cash flows. In addition, the Securities and Exchange Commission is currently considering adopting rules that would require us to prepare our financial statements in accordance with International Financial Reporting Standards, which could also result in significant changes to our reported financial position, earnings and cash flows.

        Related parties.    Our two largest stockholders, Penske Corporation and its affiliates ("Penske Corporation") and Mitsui & Co. and its affiliates ("Mitsui"), together beneficially own approximately

52% of our outstanding common stock. The presence of such significant shareholders results in several risks, including:

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

          Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.     Roger Penske, our Chairman and Chief Executive Officer and a director, and Robert H. Kurnick, Jr., our President and a director, hold the same offices at Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf, however, they are not required to spend any specific amount of time on our matters. One of our directors, Greg Penske, is the son of our Chairman and also serves as a director of Penske Corporation.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We lease or sublease substantially all of our dealership properties and other facilities. These leases are generally for a period of between five and 20 years, and are typically structured to include renewal options at our election. We lease office space in Bloomfield Hills, Michigan, Leicester, England and Brisbane, Australia for our principal administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "PAG." As of February 17, 2015, there were 184 holders of record of our common stock. The following table sets forth the high and low sales prices and quarterly dividends per share for our common stock as reported on the New York Stock Exchange Composite Tape during each quarter of 2014 and 2013.

	High	Low	Dividend
2013:
First Quarter	$34.34	$28.87	$0.14
Second Quarter	33.52	27.61	0.15
Third Quarter	43.29	30.36	0.16
Fourth Quarter	47.79	37.07	0.17
2014:
First Quarter	$47.08	$39.78	$0.18
Second Quarter	49.86	41.05	0.19
Third Quarter	51.44	40.56	0.20
Fourth Quarter	50.71	36.36	0.21

  Dividends

        In addition to the dividends noted above, we have announced the payment of a dividend of $0.22 per share to be paid on March 2, 2015 to shareholders of record as of February 10, 2015. Future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness and other factors considered relevant by our Board of Directors. In particular, our U.S. credit agreement and the indentures governing our 5.75% and 5.375% senior subordinated notes contain, and any future indenture that governs any notes which may be issued by us may contain, certain limitations on our ability to pay dividends. Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations. We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us.

 SHARE INVESTMENT PERFORMANCE

        The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2009 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor's 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors Inc. and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., The S&P 500 Index
And An Industry Peer Group

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/09	12/10	12/11	12/12	12/13	12/14
Penske Automotive Group, Inc.	100.00	114.76	128.38	204.30	325.84	344.92
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	147.72	189.65	226.75	302.69	377.85

  Share Repurchases

        For information with respect to repurchase of our shares by us, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Securities Repurchases" on page 49.

Item 6.    Selected Financial Data

        The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2014, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions and have included the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold or made available for sale certain entities which have been treated as discontinued operations in accordance with generally accepted accounting principles. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2014(1)	2013	2012(2)	2011(3)	2010(4)
	(In millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$17,177.2	$14,443.9	$12,902.6	$10,896.4	$9,712.1
Gross profit	$2,573.7	$2,197.0	$1,975.6	$1,727.4	$1,553.2
Income from continuing operations attributable to Penske Automotive Group common stockholders(5)	$305.4	$248.8	$194.5	$172.9	$120.7
Net income attributable to Penske Automotive Group common stockholders	$286.7	$244.2	$185.5	$176.9	$108.3
Diluted earnings per share from continuing operations attributable to Penske Automotive Group common stockholders	$3.38	$2.75	$2.15	$1.89	$1.31
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$3.17	$2.70	$2.05	$1.94	$1.18
Shares used in computing diluted share data	90,354,839	90,330,621	90,342,315	91,274,132	92,091,411
Balance Sheet Data:
Total assets	$7,228.2	$6,415.5	$5,379.0	$4,499.4	$4,066.9
Total floor plan notes payable	$2,733.1	$2,572.8	$2,088.5	$1,615.0	$1,332.2
Total debt (excluding floor plan notes payable)	$1,352.6	$996.3	$913.4	$850.2	$776.1
Total equity attributable to Penske Automotive Group common stockholders	$1,652.8	$1,504.4	$1,304.2	$1,145.1	$1,050.7
Cash dividends per share	$0.78	$0.62	$0.46	$0.24	$—

(1)
Includes a gain of $16.0 million ($9.7 million after tax), or $0.10 per share, relating to the remeasurement at fair value of a previously held noncontrolling interest in PCV US, of which we acquired a controlling (91%) interest in November 2014.

(2)
Includes charges of $17.8 million ($13.0 million after-tax), or $0.14 per share, relating to costs associated with the repurchase and redemption of our 7.75% senior subordinated notes.

(3)
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

(4)
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

(5)
Excludes income from continuing operations attributable to non-controlling interests of $3.4 million, $1.5 million, $1.7 million, $1.4 million, and $1.1 million in 2014, 2013, 2012, 2011, and 2010, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Item 1A. "Risk Factors" and "Forward-Looking Statements." We have acquired and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations through December 31, 2014.

Overview

        We are an international transportation services company that operates automotive and commercial vehicle dealerships principally in the United States and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ approximately 22,100 people worldwide.

        In 2014, our business generated $17.2 billion in total revenue which is comprised of $16.6 billion from retail automotive dealerships, $125.6 million from retail commercial vehicle dealerships and $448.9 million from commercial vehicle distribution and other operations.

        Retail Automotive Dealership.    We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $16.6 billion in total retail automotive dealership revenue we generated in 2014. As of December 31, 2014, we operated 327 automotive retail franchises, of which 179 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2014, we retailed and wholesaled more than 479,000 vehicles. We are diversified geographically, with 62% of our total automotive dealership revenues in 2014 generated in the U.S. and Puerto Rico and 38% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our total automotive dealership revenue in 2014 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. Automotive dealerships represented 97% of our total revenues and 96% of our total gross profit in 2014.

        Retail Commercial Vehicle Dealership.    In November 2014, we acquired a controlling interest in The Around The Clock Freightliner Group, a heavy and medium duty truck dealership group located in Texas, Oklahoma and New Mexico, which we have renamed Penske Commercial Vehicles US ("PCV US"). Prior to this transaction, we held a 32% interest in PCV US and accounted for this investment under the equity method. We acquired the additional interest in PCV US for $75.3 million, resulting in us owning a controlling interest of 91%. We funded the purchase price using our U.S. revolving credit facility. As a result of this transaction, we recognized a gain of $16.0 million in current period earnings, under the caption "Gain on investment" on our statement of income, as a result of remeasuring at fair value our previously held noncontrolling interest in PCV US as of the acquisition date, in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. PCV US operates sixteen locations, including ten full-service dealerships offering principally Freightliner, Western Star, and Sprinter-branded trucks. Two of these locations, Freightliner of Chattanooga and Freightliner of Knoxville, were acquired in February 2015. PCV US also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. From our acquisition on November 1, 2014 through December 31, 2014, this business generated $125.6 million of revenue.

        Commercial Vehicle Distribution.    Since August 30, 2013, we have been the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. The business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships. This business represented 2.3% of our total revenues and 2.4% of our total gross profit in 2014.

        On October 1, 2014, we acquired MTU Detroit Diesel Australia Pty Ltd. ("MTU-DDA"), a leading distributor of diesel and gas engines and power systems, representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. MTU-DDA offers products across the on- and off-highway markets in Australia, New Zealand and the Pacific, including trucking, mining, power generation, construction, industrial, rail, marine, agriculture, oil & gas and defense and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles Australia distribution business. From our acquisition on October 1, 2014 through December 31, 2014, this business generated $52.5 million of revenue.

        Penske Truck Leasing.    We hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"), a leading provider of transportation and supply chain services. PTL operates and maintains approximately 207,000 vehicles and serves customers in North America, South America, Europe and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, truck rental and contract maintenance, logistics services such as dedicated contract carriage, distribution center management, transportation management and acting as lead logistics provider. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% of PTL is owned by direct and indirect subsidiaries of General Electric Capital Corporation ("GECC"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates", which also includes the results of our other investments.

Outlook

        Please see the discussion provided under "Outlook" in Part I, Item 1 for a discussion of our outlook in our markets.

Operating Overview

        Automotive and commercial vehicle dealerships represent the majority of our results of operations. New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs which are reimbursed directly by various OEM's.

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

        Aggregate gross profit increased $376.7 million, or 17.1%, during 2014 compared to 2013. The increase in gross profit is largely attributable to same-store increases in new and used vehicle, finance and insurance and service and parts gross profit. Additionally, as exchange rates fluctuate, our results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to strengthen against the U.S. Dollar, our U.K. results of operations would translate into more U.S. Dollar reported results. The British Pound strengthened against the U.S. Dollar by 5.3% during 2014, which in turn generated an additional $39.7 million of gross profit. Excluding the impact of foreign currency fluctuations, gross profit increased 15.3% in 2014. Our automotive retail gross margin percentage decreased from 15.9% during 2013 to 15.6% during 2014, due primarily to lower gross margin on used vehicle retail sales.

        The results of our commercial vehicle distribution business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers.

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

        Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing and includes interest relating to our retail commercial vehicle dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate ("LIBOR"), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW). Our floor plan interest expense increased during 2014 as a result of an increase in the amounts outstanding under floor plan arrangements. Our other interest expense increased during 2014 due to an increased level of borrowing relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014 and borrowings to acquire PCV US and MTU-DDA.

        Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. Because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

        During the first quarter of 2015, we divested our car rental business which included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana in light of our perceived inability to grow that business. The results of operations of our car rental business are included in discontinued operations for the years ended December 31, 2014, 2013, and 2012.

        The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, our ability to integrate acquisitions, the success of our distribution of commercial vehicles, engines, and power systems and the return realized from our investments in various joint ventures and other non-consolidated investments. See Item 1A. "Risk Factors" and "Forward-Looking Statements" below.

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

  Revenue Recognition

        Dealership Vehicle, Parts and Service Sales.    We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2014, 2013, and 2012, we earned $592.3 million, $498.9 million, and $468.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $578.3 million, $485.8 million, and $457.0 million, respectively, was recorded as a reduction of cost of sales. The remaining $14.0 million, $13.1 million, and $11.9 million, was recorded as a reduction of selling, general and administrative expenses during 2014, 2013, and 2012, respectively.

        Dealership Finance and Insurance Sales.    Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $25.8 million and $23.3 million as of December 31, 2014 and 2013, respectively.

        Commercial Vehicle Distribution.    Revenue from the distribution of vehicles, engines, power systems and parts is recognized at the time of delivery of goods to the retailer or the ultimate customer.

  Impairment Testing

        Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value exceeds its estimated fair value and an impairment loss may be recognized up to that excess. The fair value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, profit margins, and the cost of capital. We also evaluate in connection with the annual impairment testing whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.

        Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our automotive retail operations, and (ii) Other, consisting of our retail commercial vehicle dealership operations, our commercial vehicle distribution operations and our investments in non-automotive retail operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. The goodwill included in our Other reportable segment relates to our commercial vehicle operating segments.

        An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. We have estimated the fair value of our reporting units using an "income" valuation approach. The "income" valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital. We concluded the fair value of our reporting units substantially exceeded the carrying values.

  Investments

        We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $352.8 million and $346.9 million as of December 31, 2014 and 2013, respectively, including $279.5 million relating to PTL as of December 31, 2014. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins and the cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments' carrying value to fair value.

  Self-Insurance

        We retain risk relating to certain of our general liability insurance, workers' compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $24.6 million and $21.1 million as of December 31, 2014 and 2013, respectively. Changes in the reserve estimate during 2014 relate primarily to our general liability and workers' compensation programs.

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

        We do not provide for U.S. taxes relating to undistributed earnings or losses of our non-U.S. subsidiaries. Income from continuing operations before income taxes of non-U.S. subsidiaries (which subsidiaries are predominately in the U.K.) was $170.6 million, $134.7 million, and $117.0 million during 2014, 2013, and 2012, respectively. We believe these earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2014, we have not provided U.S. federal income taxes on a temporary difference of $711.0 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries.

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

  Recent Accounting Pronouncements

        Please see the disclosures provided under "Recent Accounting Pronouncements" in Part II, Item 8, Note 1 of the Notes to our Consolidated Financial Statements set forth below which are incorporated by reference herein.

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

2014 compared to 2013 and 2013 compared to 2012 (in millions, except unit and per unit amounts)

        Our results for 2014 include a gain of $16.0 million ($9.7 million after-tax), or $0.10 per share, relating to the remeasurement at fair value of a previously held noncontrolling interest in PCV US, of which we acquired a controlling (91%) interest in November 2014. Our results for 2012 include costs of $17.8 million ($13.0 million after-tax), or $0.14 per share, relating to the redemption of $375.0 million aggregate principal amount of our previously outstanding 7.75% Notes.

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2014 vs. 2013				2013 vs. 2012
New Vehicle Data	2014	2013	Change	% Change	2013	2012	Change	% Change
New retail unit sales	216,462	195,477	20,985	10.7%	195,477	177,297	18,180	10.3%
Same-store new retail unit sales	205,473	193,915	11,558	6.0%	188,758	173,942	14,816	8.5%
New retail sales revenue	$8,672.6	$7,506.6	$1,166.0	15.5%	$7,506.6	$6,659.2	$847.4	12.7%
Same-store new retail sales revenue	$8,233.4	$7,439.6	$793.8	10.7%	$7,259.4	$6,534.3	$725.1	11.1%
New retail sales revenue per unit	$40,065	$38,401	$1,664	4.3%	$38,401	$37,559	$842	2.2%
Same-store new retail sales revenue per unit	$40,071	$38,365	$1,706	4.4%	$38,459	$37,566	$893	2.4%
Gross profit—new	$672.5	$578.6	$93.9	16.2%	$578.6	$538.9	$39.7	7.4%
Same-store gross profit—new	$639.5	$572.8	$66.7	11.6%	$560.7	$529.0	$31.7	6.0%
Average gross profit per new vehicle retailed	$3,106	$2,960	$146	4.9%	$2,960	$3,039	$(79)	(2.6)%
Same-store average gross profit per new vehicle retailed	$3,113	$2,954	$159	5.4%	$2,970	$3,041	$(71)	(2.3)%
Gross margin %—new	7.8%	7.7%	0.1%	1.3%	7.7%	8.1%	(0.4)%	(4.9)%
Same-store gross margin %—new	7.8%	7.7%	0.1%	1.3%	7.7%	8.1%	(0.4)%	(4.9)%

  Units

        Retail unit sales of new vehicles increased from 2013 to 2014, including a 7.3% increase in the U.S. and a 19.3% increase internationally. The increase is due to an 11,558 unit, or 6.0% increase in same-store new retail unit sales, coupled with a 9,427 unit increase from net dealership acquisitions during the year. Same-store units increased 2.3% in the U.S. and 15.3% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven primarily by a 10.2% increase in our premium brands.

        The increase from 2012 to 2013 is due to a 14,816 unit, or 8.5% increase in same-store new retail unit sales, coupled with a 3,364 unit increase from net dealership acquisitions during the year. Same-store units increased 7.6% in the U.S. and 10.8% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven by a 10.5% increase in our premium brands, a 6.6% increase in our volume non-U.S. brands and an 8.2% increase in our domestic brands.

        Overall, we believe our premium, volume non-U.S., and domestic brands are being positively impacted by improved market conditions including increased credit availability, pent-up demand, and the introduction of new models.

  Revenues

        New vehicle retail sales revenue increased from 2013 to 2014 due to a $793.8 million, or 10.7% increase in same-store revenues, coupled with a $372.2 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store unit sales, which increased revenue by $463.1 million, coupled with an increase in comparative average selling prices per unit, which increased revenue by $330.7 million.

        The increase from 2012 to 2013 is primarily due to a $725.1 million, or 11.1% increase in same-store revenues, coupled with a $122.3 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to the increase in same store unit sales, which increased revenue by $569.8 million, coupled with an increase in comparative average selling prices per unit, which increased revenue by $155.3 million.

  Gross Profit

        Retail gross profit from new vehicle sales increased from 2013 to 2014 due to a $66.7 million, or 11.6% increase in same-store gross profit, coupled with a $27.2 million increase from net dealership acquisitions during the year. The increase in same-store gross profit is due to the increase in new retail unit sales, which increased gross profit by $35.9 million, coupled with an increase in average gross profit per new vehicle retailed, which increased gross profit by $30.8 million.

        The increase from 2012 to 2013 is due to a $31.7 million, or 6.0% increase in same-store gross profit, coupled with an $8.0 million increase from net dealership acquisitions during the year. The increase from same-store gross profit is due to the increase in new retail unit sales, which increased gross profit by $44.0 million, somewhat offset by a decrease in average gross profit per new vehicle retailed, which decreased gross profit by $12.3 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2014 vs. 2013				2013 vs. 2012
Used Vehicle Data	2014	2013	Change	% Change	2013	2012	Change	% Change
Used retail unit sales	181,894	163,247	18,647	11.4%	163,247	142,343	20,904	14.7%
Same-store used retail unit sales	173,648	161,310	12,338	7.6%	156,528	139,510	17,018	12.2%
Used retail sales revenue	$4,947.0	$4,187.5	$759.5	18.1%	$4,187.5	$3,657.2	$530.3	14.5%
Same-store used retail sales revenue	$4,753.6	$4,143.3	$610.3	14.7%	$4,045.2	$3,607.5	$437.7	12.1%
Used retail sales revenue per unit	$27,197	$25,652	$1,545	6.0%	$25,652	$25,693	$(41)	(0.2)%
Same-store used retail sales revenue per unit	$27,375	$25,686	$1,689	6.6%	$25,843	$25,858	$(15)	(0.1)%
Gross profit—used	$334.8	$306.5	$28.3	9.2%	$306.5	$278.6	$27.9	10.0%
Same-store gross profit—used	$319.6	$303.3	$16.3	5.4%	$295.4	$274.6	$20.8	7.6%
Average gross profit per used vehicle retailed	$1,841	$1,878	$(37)	(2.0)%	$1,878	$1,957	$(79)	(4.0)%
Same-store average gross profit per used vehicle retailed	$1,841	$1,880	$(39)	(2.1)%	$1,887	$1,968	$(81)	(4.1)%
Gross margin %—used	6.8%	7.3%	(0.5)%	(6.8)%	7.3%	7.6%	(0.3)%	(3.9)%
Same-store gross margin %—used	6.7%	7.3%	(0.6)%	(8.2)%	7.3%	7.6%	(0.3)%	(3.9)%

  Units

        Retail unit sales of used vehicles increased from 2013 to 2014, including a 10.4% increase in the U.S. and a 13.5% increase internationally. The increase is due to a 12,338 unit, or 7.6% increase in same-store retail unit sales, coupled with a 6,309 unit increase from net dealership acquisitions. Same-store units increased 6.2% in the U.S. and 10.6% internationally. The same-store increases were driven by a 10.3% increase in our premium brands, a 2.8% increase in our volume non-U.S. brands and a 9.6% increase in our domestic brands.

        The increase from 2012 to 2013 is due to a 17,018 unit, or 12.2% increase in same-store new retail unit sales, coupled with a 3,886 unit increase from net dealership acquisitions. Same-store units increased 13.7% in the U.S. and 9.2% internationally. The same-store increases were driven primarily by an 11.2% increase in premium brands, a 14.8% increase in our volume non-U.S. brands and a 6.7% increase in our domestic brands.

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

  Revenues

        Used vehicle retail sales revenue increased from 2013 to 2014 due to a $610.3 million, or 14.7% increase in same-store revenues, coupled with a $149.2 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $337.8 million, coupled with an increase in comparative average selling prices per unit, which increased revenue by $272.5 million.

        The increase from 2012 to 2013 is due to a $437.7 million, or 12.1% increase in same-store revenues, coupled with a $92.6 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by

$439.8 million, somewhat offset by a decrease in comparative average selling prices per unit, which decreased revenue by $2.1 million.

  Gross Profit

        Retail gross profit from used vehicle sales increased from 2013 to 2014 due to a $16.3 million, or 5.4% increase in same-store gross profit, coupled with a $12.0 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in used retail unit sales, which increased gross profit by $22.6 million, somewhat offset by a decrease in average gross profit per used vehicle retailed, which decreased gross profit by $6.3 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to the affordability of new vehicles due to associated incentive activity from manufacturers as well as an increase in the availability of late model low mileage used vehicles.

        The increase from 2012 to 2013 is due to a $20.8 million, or 7.6% increase in same-store gross profit, coupled with a $7.1 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in used retail unit sales, which increased gross profit by $32.1 million, somewhat offset by a decrease in average gross profit per used vehicle retailed, which decreased gross profit by $11.3 million.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2014 vs. 2013				2013 vs. 2012
Finance and Insurance Data	2014	2013	Change	% Change	2013	2012	Change	% Change
Total retail unit sales	398,356	358,724	39,632	11.0%	358,724	319,640	39,084	12.2%
Total same-store retail unit sales	379,121	355,225	23,896	6.7%	345,286	313,452	31,834	10.2%
Finance and insurance revenue	$435.8	$370.2	$65.6	17.7%	$370.2	$318.3	$51.9	16.3%
Same-store finance and insurance revenue	$418.3	$368.7	$49.6	13.5%	$361.1	$315.3	$45.8	14.5%
Finance and insurance revenue per unit	$1,094	$1,032	$62	6.0%	$1,032	$996	$36	3.6%
Same-store finance and insurance revenue per unit	$1,103	$1,038	$65	6.3%	$1,046	$1,006	$40	4.0%

        Finance and insurance revenue increased from 2013 to 2014 due to a $49.6 million, or 13.5% increase in same-store revenues, coupled with a $16.0 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $26.5 million, coupled with an increase in comparative average finance and insurance revenue per unit, which increased revenue by $23.1 million. Finance and insurance revenue per unit increased 4.9% to $1,054 per unit in the U.S. and increased 7.6% to $1,179 per unit internationally. We believe the increases are due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

        The increase from 2012 to 2013 is due to a $45.8 million, or 14.5% increase in same-store revenues, coupled with a $6.1 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in retail unit sales, which increased revenue by $33.3 million, coupled with an increase in comparative average finance and insurance revenue per unit, which increased revenue by $12.5 million.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2014 vs. 2013				2013 vs. 2012
Service and Parts Data	2014	2013	Change	% Change	2013	2012	Change	% Change
Service and parts revenue	$1,712.6	$1,528.6	$184.0	12.0%	$1,528.6	$1,424.2	$104.4	7.3%
Same-store service and parts revenue	$1,634.9	$1,512.7	$122.2	8.1%	$1,471.8	$1,397.4	$74.4	5.3%
Gross profit—service and parts	$1,019.2	$906.9	$112.3	12.4%	$906.9	$829.2	$77.7	9.4%
Same-store service and parts gross profit	$979.9	$901.2	$78.7	8.7%	$875.4	$816.8	$58.6	7.2%
Gross margin %—service and parts	59.5%	59.3%	0.2%	0.3%	59.3%	58.2%	1.1%	1.9%
Same-store service and parts gross margin %	59.9%	59.6%	0.3%	0.5%	59.5%	58.5%	1.0%	1.7%

  Revenues

        Service and parts revenue increased from 2013 to 2014, including a 9.6% increase in the U.S. and an 18.2% increase internationally. The increase is due to a $122.2 million, or 8.1% increase in same-store revenues during the year, coupled with a $61.8 million increase from net dealership acquisitions. The increase in same-store revenue is due to an $80.7 million, or 7.6%, increase in customer pay revenue, a $26.9 million, or 8.0%, increase in warranty revenue, a $12.9 million, or 13.4%, increase in body shop revenue, and a $1.7 million, or 7.9%, increase in vehicle preparation revenue.

        The increase from 2012 to 2013 is due to a $74.4 million, or 5.3% increase in same-store revenues during the year, coupled with a $30.0 million increase from net dealership acquisitions. The increase in same-store revenue is due to a $39.9 million, or 4.0%, increase in customer pay revenue, a $28.6 million, or 9.7%, increase in warranty revenue, a $4.5 million, or 4.9%, increase in body shop revenue, and a $1.4 million, or 7.7%, increase in vehicle preparation revenue.

        We believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years and recall activity as a result of manufacturer initiated programs to correct safety related issues.

  Gross Profit

        Service and parts gross profit increased from 2013 to 2014 due to a $78.7 million, or 8.7% increase in same-store gross profit during the year, coupled with a $33.6 million increase from net dealership acquisitions. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $73.2 million, coupled with a 0.5% increase in same-store gross margin percentage, which increased gross profit by $5.5 million. The same-store gross profit increase is composed of a $35.8 million, or 7.0%, increase in customer pay gross profit, a $17.4 million, or 11.5%, increase in vehicle preparation gross profit, a $14.7 million, or 8.4%, increase in warranty gross profit, and a $10.8 million, or 17.8%, increase in body shop gross profit.

        The increase from 2012 to 2013 is due to a $58.6 million, or 7.2% increase in same-store gross profit, coupled with a $19.1 increase from net dealership acquisitions. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $44.2 million, coupled with a 1.7% increase in same-store gross margin percentage, which increased gross profit by $14.4 million. The same-store gross profit increase is composed of a $19.0 million, or 12.8%, increase in warranty gross profit, an $18.6 million, or 14.7%, increase in vehicle preparation gross profit, a $16.4 million, or 3.4%, increase in customer pay gross profit, and a $4.6 million, or 8.2%, increase in body shop gross profit.

Retail Commercial Vehicle Dealership Data

        We acquired our retail commercial vehicle dealership business in November 2014. From our acquisition date through December 31, 2014, this business generated $125.6 million of revenue and $21.1 million of gross profit principally through the retail sale of 979 new and used units and service and parts sales.

Commercial Vehicle Distribution Data

        We acquired our commercial vehicle distribution business on August 30, 2013. This business generated $387.0 million of revenue and $62.9 million of gross profit in 2014 through the distribution and retail sale of 1,773 vehicles and parts. From our acquisition date in 2013 through December 31, 2013, this business generated $152.5 million of revenue and $24.0 million of gross profit through the distribution and retail sale of 756 vehicles and parts. We acquired our engines, power systems and parts distribution business on October 1, 2014. From our acquisition date through December 31, 2014, this business generated $52.5 million of revenue and $15.8 million of gross profit.

Selling, General and Administrative

(In millions)

			2014 vs. 2013				2013 vs. 2012
Selling, General and Administrative Data	2014	2013	Change	% Change	2013	2012	Change	% Change
Personnel expense	$1,130.4	$956.6	$173.8	18.2%	$956.6	$869.2	$87.4	10.1%
Advertising expense	$93.2	$80.4	$12.8	15.9%	$80.4	$79.2	$1.2	1.5%
Rent & related expense	$269.7	$246.0	$23.7	9.6%	$246.0	$239.9	$6.1	2.5%
Other expense	$506.3	$422.6	$83.7	19.8%	$422.6	$370.0	$52.6	14.2%

Total SG&A expenses	$1,999.6	$1,705.6	$294.0	17.2%	$1,705.6	$1,558.3	$147.3	9.5%
Same store SG&A expenses	$1,839.2	$1,677.5	$161.7	9.6%	$1,636.7	$1,532.8	$103.9	6.8%
Personnel expense as % of gross profit	43.9%	43.5%	0.4%	0.9%	43.5%	44.0%	(0.5)%	(1.1)%
Advertising expense as % of gross profit	3.6%	3.7%	(0.1)%	(2.7)%	3.7%	4.0%	(0.3)%	(7.5)%
Rent & related expense as % of gross profit	10.5%	11.2%	(0.7)%	(6.3)%	11.2%	12.2%	(1.0)%	(8.2)%
Other expense as % of gross profit	19.7%	19.2%	0.5%	2.6%	19.2%	18.7%	0.5%	2.7%

Total SG&A expenses as % of gross profit	77.7%	77.6%	0.1%	0.1%	77.6%	78.9%	(1.3)%	(1.6)%
Same store SG&A expenses as % of same store gross profit	77.7%	77.8%	(0.1)%	(0.1)%	77.8%	78.8%	(1.0)%	(1.3)%

        Selling, general and administrative ("SG&A") expenses increased from 2013 to 2014 due to a $161.7 million, or 9.6% increase in same-store SG&A, coupled with a $132.3 million increase from net acquisitions. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of the 9.9% increase in same-store retail gross profit versus the prior year.

        The aggregate increase from 2012 to 2013 is due to a $103.9 million, or 6.8% increase in same-store SG&A expenses, coupled with a $43.4 million increase from net acquisitions. The increase in same-store SG&A expenses from 2012 to 2013 is due primarily to a net increase in variable personnel expenses, as a result of the 8.1% increase in same-store retail gross profit versus the prior year. The increase from 2012 to 2013 includes $1.9 million of acquisition related costs associated with the acquisition of our commercial vehicle distribution business.

        SG&A expenses as a percentage of total revenue were 11.6%, 11.8% and 12.1% in 2014, 2013, and 2012, respectively, and as a percentage of gross profit were 77.7%, 77.6%, and 78.9%, in 2014, 2013, and 2012, respectively.

Depreciation

(In millions)

			2014 vs. 2013				2013 vs. 2012
	2014	2013	Change	% Change	2013	2012	Change	% Change
Depreciation	$70.0	$59.6	$10.4	17.4%	$59.6	$52.2	$7.4	14.2%

        The increase in depreciation from 2013 to 2014 is due to a $6.2 million, or 10.5%, increase in same-store depreciation, coupled with a $4.2 million increase from net acquisitions during the year. The increase from 2012 to 2013 is due to a $5.9 million, or 11.5%, increase in same-store depreciation, coupled with a $1.5 million increase from net acquisitions during the year. The same-store increases are primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

(In millions)

			2014 vs. 2013				2013 vs. 2012
	2014	2013	Change	% Change	2013	2012	Change	% Change
Floor plan interest expense	$46.1	$43.1	$3.0	7.0%	$43.1	$38.0	$5.1	13.4%

        The increase in floor plan interest expense from 2013 to 2014, including the impact of swap transactions, is due to a $1.0 million, or 2.5%, increase in same-store floor plan interest expense and a $2.0 million increase from net dealership acquisitions. The increase from 2012 to 2013 is primarily due to a $4.1 million, or 10.8%, increase in same-store floor plan interest expense and a $1.0 million increase from net dealership acquisitions. The same-store increases are primarily due to increases in the amounts outstanding under floor plan arrangements.

Other Interest Expense

(In millions)

			2014 vs. 2013				2013 vs. 2012
	2014	2013	Change	% Change	2013	2012	Change	% Change
Other interest expense	$52.8	$45.2	$7.6	16.8%	$45.2	$46.1	$(0.9)	(2.0)%

        The increase in other interest expense from 2013 to 2014 is primarily due to an increased level of borrowing in 2014 relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014 and borrowings to acquire PCV US and MTU-DDA. The decrease from 2012 to 2013 is primarily due to lower interest rates on the 5.75% senior subordinated notes compared to our refinanced indebtedness in 2012.

Gain on Investment

        We recognized a gain of $16.0 million in 2014 as a result of remeasuring at fair value a previously held noncontrolling interest in PCV US, of which we acquired a controlling (91%) interest in November 2014.

Equity in Earnings of Affiliates

(In millions)

			2014 vs. 2013				2013 vs. 2012
	2014	2013	Change	% Change	2013	2012	Change	% Change
Equity in earnings of affiliates	$40.8	$30.7	$10.1	32.9%	$30.7	$27.6	$3.1	11.2%

        The increase in equity in earnings of affiliates from 2013 to 2014 was primarily attributable to an increase in equity in earnings from our non-automotive joint ventures such as PTL. The increase from 2012 to 2013 was primarily attributable to an increase in equity in earnings from our investment in PTL and increases in earnings at our non-U.S. automotive joint ventures.

Debt Redemption Costs

        We incurred a $17.8 million pre-tax charge in connection with the redemption of our 7.75% senior subordinated notes during 2012, consisting of a $15.8 million redemption premium and the write-off of $2.0 million of unamortized deferred financing costs.

Income Taxes

(In millions)

			2014 vs. 2013				2013 vs. 2012
	2014	2013	Change	% Change	2013	2012	Change	% Change
Income taxes	$153.2	$123.9	$29.3	23.6%	$123.9	$94.6	$29.3	31.0%

        Income taxes increased from 2013 to 2014 primarily due to an $87.8 million increase in our pre-tax income versus the prior year. The increase from 2012 to 2013 is due to an overall increase in our pre-tax income versus the prior year and a higher mix of U.S. income in 2013 which is taxed at higher rates.

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

        We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. In the event we pursue significant other acquisitions, other expansion opportunities, significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.

        As of December 31, 2014, we had working capital of $237.4 million, including $36.3 million of cash, available to fund our operations and capital commitments. In addition, we had $450.0 million, £28.4 million ($44.2 million), and AU $28.0 million ($22.9 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

  Securities Repurchases

        From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In the fourth quarter of 2014, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $150.0 million. We previously had $77.6 million in repurchase authorization under the prior securities repurchase program. Refer to the disclosures provided in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements set forth below for a summary of shares repurchased under our securities repurchase programs.

  Dividends

        We paid the following cash dividends on our common stock in 2013 and 2014:

Per Share Dividends

2013
First Quarter	$0.14
Second Quarter	0.15
Third Quarter	0.16
Fourth Quarter	0.17
2014
First Quarter	$0.18
Second Quarter	0.19
Third Quarter	0.20
Fourth Quarter	0.21

        We also have announced a cash dividend of $0.22 per share payable on March 2, 2015 to shareholders of record on February 10, 2015. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

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

  Long-term Debt Obligations

        As of December 31, 2014, we had the following long-term debt obligations outstanding:

(In millions)	December 31, 2014
U.S. credit agreement—revolving credit line	$—
U.S. credit agreement—term loan	88.0
U.K. credit agreement—revolving credit line	121.5
U.K. credit agreement—term loan	18.7
U.K. credit agreement—overdraft line of credit	5.7
5.375% senior subordinated notes due 2024	300.0
5.75% senior subordinated notes due 2022	550.0
U.S. commercial vehicle capital loan	60.5
Australia working capital loan agreement	—
Mortgage facilities	169.7
Other	38.5

Total long-term debt	$1,352.6

        As of December 31, 2014, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

  Short-term Borrowings

        In 2014, we had five principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our car rental revolver, our Australian working capital loan agreement and the floor plan agreements that we utilize to finance our vehicle inventories. Over time, we are able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

        During 2014, outstanding revolving commitments varied between $0 million and $341.5 million under the U.S. credit agreement and between £4.0 million and £100.0 million ($6.2 million and $155.8 million) under the U.K. credit agreement's revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

  Interest Rate Swaps

        We are not currently party to any interest rate swaps. Refer to the disclosures provided in Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our interest rate swaps which expired in 2014.

  PTL Dividends

        We hold a 9.0% ownership interest in Penske Truck Leasing. During 2014, 2013, and 2012 we received $11.6 million, $9.9 million, and $18.5 million, respectively, of pro rata cash distributions relating to this investment. The decrease in dividends subsequent to 2012 is due primarily to PTL's change in policy to deliver quarterly in lieu of annual dividends, which resulted in additional dividends in 2012. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

  Operating Leases

        We estimate the total rent obligations under our operating leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.9 billion. As of December 31, 2014, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our operating leases.

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

  Off-Balance Sheet Arrangements

        Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our off-balance sheet arrangements which include lease obligations, indemnification to GECC related to PTL senior unsecured notes, and a limited parent guarantee related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Cash Flows

        Cash and cash equivalents decreased by $14.0 million during 2014 and increased by $6.4 million and $17.1 million during 2013 and 2012, respectively. The major components of these changes are discussed below.

  Cash Flows from Continuing Operating Activities

        Cash provided by continuing operating activities was $366.3 million, $301.0 million, and $325.7 million during 2014, 2013, and 2012, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

        In accordance with generally accepted accounting principles relating to the statement of cash flows, we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows, and all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle, all floor plan notes payable relating to pre-owned vehicles, and all floor plan notes payable related to our commercial vehicles in Australia and New Zealand as a financing activity in our statement of cash flows. Currently, the majority of our non-trade vehicle financing is with other manufacturer captive lenders. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing.

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

	Year Ended December 31,
(In millions)	2014	2013	2012
Net cash from continuing operating activities as reported	$366.3	$301.0	$325.7
Floor plan notes payable—non-trade as reported	19.6	191.2	70.2

Net cash from continuing operating activities including all floor plan notes payable	$385.9	$492.2	$395.9

  Cash Flows from Continuing Investing Activities

        Cash used in continuing investing activities was $552.4 million, $491.3 million, and $373.8 million during 2014, 2013, and 2012, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, net expenditures for acquisitions and other investments, and proceeds from sale-leaseback transactions. Capital expenditures were $174.8 million, $174.7 million, and $150.9 million during 2014, 2013, and 2012, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $355.0 million, $314.0 million, and $233.3 million during 2014, 2013, and 2012, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $117.8 million, $29.6 million, and $74.9 million, respectively. Proceeds from sale-leaseback transactions were $1.6 million during 2012. Additionally, cash used in other investing activities was $22.6 million and $2.6 million during 2014 and 2013, respectively, and cash provided by other investing activities was $8.8 million during 2012.

  Cash Flows from Continuing Financing Activities

        Cash provided by continuing financing activities was $158.2 million, $200.7 million, and $54.0 million during 2014, 2013, and 2012, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of deferred financing costs, and dividends.

        We had net repayments of long-term debt of $71.3 million and $51.7 million during 2014 and 2012, respectively, and had net borrowings of long-term debt of $81.1 million during 2013. We issued $300.0 million and $550.0 million of senior subordinated notes in 2014 and 2012, respectively, and paid $4.4 million and $8.6 million of deferred financing fees in conjunction with the issuance of the senior subordinated notes during 2014 and 2012, respectively. During 2012, we used $62.7 million to repurchase $63.3 million aggregate principal amount of our 3.5% Convertible Notes and redeemed our 7.75% senior subordinated notes for $390.8 million which included a redemption premium of $15.8 million. We had net borrowings of floor plan notes payable non-trade of $19.6 million, $191.2 million, and $70.2 million during 2014, 2013, and 2012, respectively. In 2014, 2013, and 2012, we repurchased 0.3 million, 0.5 million, and 0.4 million shares of common stock for $15.5 million, $15.8 million, and $9.8 million, respectively. We also paid $70.5 million, $56.0 million, and $41.5 million of cash dividends to our stockholders during 2014, 2013, and 2012, respectively.

  Cash Flows from Discontinued Operations

        Other than the $86.5 million outstanding on our car rental revolver, cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

  Contractual Payment Obligations

        The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2014, excluding amounts related to entities classified as discontinued operations. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. Potential payments noted above under "Off-Balance Sheet Arrangements" are excluded from this table.

(In millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Floor plan notes payable(A)	2,733.1	$2,733.1	$—	$—	$—
Long-term debt obligations	1,352.6	36.6	212.0	155.3	948.7
Operating lease commitments	4,945.1	210.5	410.3	400.4	3,923.9
Scheduled interest payments(B)	422.4	55.2	91.9	89.0	186.3
Uncertain tax positions(C)	13.1	—	—	13.1	—

	$9,466.3	$3,035.4	$714.2	$657.8	$5,058.9

(A)
Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under "Vehicle Financing."

(B)
Estimates of future variable rate interest payments under floor plan notes payable and our credit agreements are excluded due to our inability to estimate changes in interest rates in the future. See "Vehicle Financing," "U.S. Credit Agreement," and "U.K. Credit Agreement" in Part II, Item 8 of the Notes to our Consolidated Financial Statements set forth below for a discussion of such variable rates.

(C)
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

  Other Related Party Interests and Transactions

        Roger S. Penske is also a managing member of Transportation Resource Partners, an organization that invests in transportation-related industries. In 2014, we acquired Transportation Resource Partners' ownership interest in PCV US, for $58.8 million, and now own 91% of that business, as previously discussed.

        Robert H. Kurnick, Jr., our President and a director, is also the President and a director of Penske Corporation. Greg Penske, one of our directors, is the son of our chairman and is also a board member of Penske Corporation. Kanji Sasaki, one of our directors and officers, is also an employee of Mitsui & Co.

        We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business, or to reimburse payments made to third parties on each other's behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider's cost or an amount mutually agreed upon by both parties.

        As discussed above, we hold a 9.0% ownership interest in PTL, a leading provider of transportation and supply chain services. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% is owned by direct and indirect subsidiaries of GECC. Among other things, the relevant agreements provide us with specified distribution and governance rights and restrict our ability to transfer our interests.

        We have also entered into other joint ventures with certain related parties as more fully discussed in Part II, Item 8, Note 12 of the Notes to our Consolidated Financial Statements set forth below.

Cyclicality

        Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive and truck retailing industry tends to experience periods of decline and recession similar to those experienced by the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates, and credit availability.

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

        Commercial Vehicle Distribution.    Our commercial vehicle distribution business generally experiences higher sales volumes during the second quarter of the year which is primarily attributable to commercial vehicle customers completing annual capital expenditures before their fiscal year-end, which is typically June 30 in Australia and New Zealand.

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

  •
  trends in the automotive retail industry and commercial vehicles industries and in the general economy in the various countries in which we operate;

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

  •
  we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;

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

  •
  with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL's asset utilization rates and industry competition which could impact distributions to us;

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Interest Rates.    We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our principal credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of December 31, 2014, a 100 basis point change in interest rates would result in an approximate $2.2 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

        Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2014, a 100 basis point change in interest rates would result in an approximate $21.4 million change to our annual floor plan interest expense.

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

        Foreign Currency Exchange Rates.    As of December 31, 2014, we had consolidated operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $674.1 million change to our revenues for the year ended December 31, 2014.

        We purchase certain of our new vehicles, parts and other products from non-U.S. manufacturers. Although we purchase the majority of our inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility which may influence such manufacturers' ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

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

Item 9B.    Other Information

        Not applicable.

PART III

        The information required by Items 10 through 14 is included in our definitive proxy statement under the captions "Election of Directors," "Securities Authorized for Issuance Under Equity Compensation Plans," "Executive Officers," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Security Ownership of Certain Beneficial Owners and Management," "Independent Auditing Firms," "Related Party Transactions," "Other Matters" and "Our Corporate Governance." Such information is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2015.

PENSKE AUTOMOTIVE GROUP, INC.
By:	/s/ ROGER S. PENSKE Roger S. Penske Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER S. PENSKE Roger S. Penske	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
/s/ DAVID K. JONES David K. Jones	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
/s/ J.D. CARLSON J.D. Carlson	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2015
/s/ JOHN D. BARR John D. Barr	Director	February 26, 2015
/s/ MICHAEL R. EISENSON Michael R. Eisenson	Director	February 26, 2015
/s/ ROBERT H. KURNICK, JR. Robert H. Kurnick, Jr.	Director	February 26, 2015
/s/ WILLIAM J. LOVEJOY William J. Lovejoy	Director	February 26, 2015

Signature	Title	Date

/s/ KIMBERLY J. MCWATERS Kimberly J. McWaters	Director	February 26, 2015
/s/ LUCIO A. NOTO Lucio A. Noto	Director	February 26, 2015
/s/ GREG PENSKE Greg Penske	Director	February 26, 2015
/s/ SANDRA E. PIERCE Sandra E. Pierce	Director	February 26, 2015
/s/ KANJI SASAKI Kanji Sasaki	Director	February 26, 2015
/s/ RONALD G. STEINHART Ronald G. Steinhart	Director	February 26, 2015
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	February 26, 2015

INDEX OF EXHIBITS

        Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed July 2, 2007).
3.2	Amended and Restated Bylaws of Penske Automotive Group, Inc. (incorporated by reference to exhibit 3.1 to our Form 8-K filed October 23, 2013).
4.1.1
Indenture, regarding our 5.375% senior subordinated notes due 2024, dated November 21, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed November 21, 2014).
4.1.2
First Supplemental Indenture, regarding our 5.375% senior subordinated notes due 2024, dated November 21, 2014 among the Company, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.2 to our Form 8-K filed November 21, 2014).
4.1.3	Form of 5.375% senior subordinated notes due 2024 (included within the First Supplemental Indenture filed as exhibit 4.1.2).
4.2.1
Indenture, regarding our 5.75% senior subordinated notes due 2022, dated as of August 28, 2012, by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 28, 2012).
4.2.2	Form of 5.75% senior subordinated notes due 2022 (included within the Indenture filed as exhibit 4.2.1).
4.2.3
Supplemental Indenture dated February 25, 2014, regarding our 5.75% senior subordinated notes due 2022, dated as of August 28, 2012, by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1.3 to our Form 10-K filed March 3, 2014).
4.3.1
Fourth Amended and Restated Credit Agreement dated as of April 1, 2014 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (the "U.S. Credit Agreement") (incorporated by reference to exhibit 4.1 to our Form 8-K filed April 2, 2014).
4.3.2
First Amendment dated October 31, 2014 to the Fourth Amended and Restated Credit Agreement dated as of April 1, 2014 among Penske Automotive Group, Inc., various financial institutions and Mercedes-Benz Financial Services USA LLC (incorporated by reference to exhibit 4.1 to our Form 8-K filed November 4, 2014).
4.3.3
Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 10, 2004).
4.4.1	Amended and Restated Credit Agreement, dated as of December 19, 2014, by and among our U.K. Subsidiaries, Royal Bank of Scotland plc, and BMW Financial Services (GB) Limited.
10.1	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit 10.2.14 to our Form 10-K filed February 26, 2002).

10.2	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our Form 10-K filed February 26, 2002).
10.3	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our Form 10-K filed February 26, 2002).
10.4	Form of Dealership Agreement with BMW (GB) Limited (incorporated by reference to exhibit 10.4 to our Form 10-K filed February 26, 2008).
10.5	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our Form 10-K filed February 26, 2002).
10.6	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q filed May 15, 2000).
10.7	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q filed May 15, 2000).
10.8	Form of Dealer Agreement with MINI Division of BMW of North America, LLC (incorporated by reference to exhibit 10.10 to our Form 10-K filed February 24, 2010).
10.9	Form of Dealer Agreement with Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.7 to our Form 10-K filed February 26, 2002).
*10.10	Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to exhibit 10.9 to our Form 10-K filed February 26, 2008).
*10.11	Penske Automotive Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to exhibit 4.3 to our Form S-8 filed November 2, 2012).
*10.12	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to our Form 10-Q filed May 4, 2012).
*10.13	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.16 to our Form 10-K filed February 28, 2013).
*10.14	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 to our Form 10-Q filed October 30, 2013).
*10.15	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to exhibit 10.16 to our Form 10-K filed February 28, 2011).
10.16.1
First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).
10.16.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).
10.17
First Amended and Restated Limited Liability Company Agreement dated November 15, 2013 between PAG Greenwich Holdings, LLC and Noto Automotive LLC (incorporated by reference to exhibit 10.21 to our Form 10-K filed March 3, 2014).
10.18	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).

10.19	Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.2 to our Form 8-K filed March 26, 2004).
10.20
Stockholders Agreement by and among Mitsui & Co., Ltd., Mitsui & Co (U.S.A.), Inc., Penske Corporation and Penske Automotive Holdings Corp. dated as of July 20, 2013 (incorporated by reference to exhibit 46 to Amendment No. 26 to Schedule 13D filed July 30, 2013).
10.21
VMC Holding Corporation Stockholders' Agreement dated November 5, 2013 among VMC Holding Corporation, Penske Automotive Group, Inc., Penske Truck Leasing Co., L.P., PCP Holdings, Inc., and other investors (incorporated by reference to exhibit 10.25 to our Form 10-K filed March 3, 2014).
10.22	Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).
10.23	Trade name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.24
Fourth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated April 30, 2012 by and among Penske Truck Leasing Corporation, LJ VP LLC, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 4, 2012).
10.25
Amended and Restated Rights Agreement dated June 4, 2012 by and between Penske Automotive Group, Inc. and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 3, 2012).
10.26
Amended And Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated April 30, 2012 by and among Penske Truck Leasing Corporation, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, and us (incorporated by reference to exhibit 10.2 to our Form 10-Q filed May 4, 2012).
10.27
Co-obligation Fee, Indemnity and Security Agreement dated April 30, 2012 between General Electric Capital Corporation and us (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 4, 2012).
10.28	Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan effective January 1, 2014.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG Audit Plc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
Compensatory plans or contracts

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PENSKE AUTOMOTIVE GROUP, INC.
As of December 31, 2014 and 2013 and For the Years Ended
December 31, 2014, 2013 and 2012

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

        The Company acquired MTU Detroit Diesel Australia Pty Ltd. ("MTU-DDA") in October 2014 and acquired a controlling interest in The Around The Clock Freightliner Group ("PCV US") in November 2014. Management has excluded from its assessment of effectiveness of the Company's internal control over financial reporting as of December 31, 2014, MTU-DDA's and PCV US' internal control over financial reporting which represent total assets constituting 7.6% of the Company's total assets as of December 31, 2014.

        The Company's independent registered public accounting firm that audited the consolidated financial statements included in the Company's Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-4.

Penske Automotive Group, Inc.
February 26, 2015

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

        The Company acquired MTU Detroit Diesel Australia Pty Ltd. ("MTU-DDA") in October 2014. Management has excluded from its assessment of effectiveness of the Company's internal control over financial reporting as of December 31, 2014, MTU-DDA's internal control over financial reporting which represents total assets constituting 7.0% of the Company's total assets as of December 31, 2014.

        The Company's independent registered public accounting firm that audited the consolidated financial statements of the Company (not included herein) has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-6.

UAG UK Holdings Limited
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Penske Automotive Group, Inc.
Bloomfield Hills, Michigan

        We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary), which statements reflect total assets constituting 40% and 39% of consolidated total assets as of December 31, 2014 and 2013, respectively, and total revenues constituting 39%, 36%, and 36% of consolidated total revenues for the years ended December 31, 2014, 2013, and 2012, respectively. Those financial statements and the effectiveness of UAG UK Holdings Limited and subsidiaries' internal control over financial reporting were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited and subsidiaries and to the effectiveness of UAG UK Holdings Limited and subsidiaries' internal control over financial reporting, is based solely on the report of the other auditors.

        As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MTU Detroit Diesel Australia Pty Ltd. ("MTU-DDA") (a subsidiary of UAG UK Holdings Limited), and The Around The Clock Freightliner Group ("PCV US"), which were acquired on October 1, 2014 and November 1, 2014, respectively, and which represent total assets constituting 7.6% of the Company's consolidated total assets as of December 31, 2014. Accordingly, our audit and that of the other auditors did not include the internal control over financial reporting at MTU-DDA and PCV US.

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

        In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for UAG UK Holdings Limited and subsidiaries) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, based on our audit and the report of the other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Detroit, Michigan February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
UAG UK Holdings Limited:

        We have audited the consolidated balance sheets of UAG UK Holdings Limited and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        The Company acquired MTU Detroit Diesel Australia Pty Ltd. ("MTU-DDA") in October 2014. Management has excluded from its assessment of effectiveness of the Company's internal control over financial reporting as of December 31, 2014, MTU-DDA's internal control over financial reporting which represents total assets constituting 7.0% of the Company's total assets as of December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MTU-DDA.

/s/ KPMG Audit Plc

Birmingham, United Kingdom
February 26, 2015

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$36.3	$50.3
Accounts receivable, net of allowance for doubtful accounts of $3.5 and $2.9	701.4	594.9
Inventories	2,819.2	2,501.4
Other current assets	124.7	87.7
Assets held for sale	186.1	253.8

Total current assets	3,867.7	3,488.1
Property and equipment, net	1,328.8	1,119.5
Goodwill	1,266.3	1,134.9
Other indefinite-lived intangible assets	386.2	295.2
Equity method investments	352.8	346.9
Other long-term assets	26.4	30.9

Total assets	$7,228.2	$6,415.5

LIABILITIES AND EQUITY
Floor plan notes payable	$1,812.6	$1,671.9
Floor plan notes payable—non-trade	920.5	900.9
Accounts payable	417.6	369.0
Accrued expenses	310.3	260.9
Current portion of long-term debt	36.6	14.5
Liabilities held for sale	132.7	166.5

Total current liabilities	3,630.3	3,383.7
Long-term debt	1,316.0	981.8
Deferred tax liabilities	409.9	361.4
Other long-term liabilities	190.8	166.5

Total liabilities	5,547.0	4,893.4
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 90,244,840 shares issued and outstanding at December 31, 2014; 90,243,731 shares issued and outstanding at December 31, 2013	—	—
Non-voting Common Stock, $0.0001 par value, 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	690.7	693.6
Retained earnings	1,015.4	799.2
Accumulated other comprehensive income (loss)	(53.3)	11.6

Total Penske Automotive Group stockholders' equity	1,652.8	1,504.4
Non-controlling interest	28.4	17.7

Total equity	1,681.2	1,522.1

Total liabilities and equity	$7,228.2	$6,415.5

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In millions, except share and per share amounts)
Revenue:
New vehicle	$8,672.6	$7,506.6	$6,659.2
Used vehicle	4,947.0	4,187.5	3,657.2
Finance and insurance, net	435.8	370.2	318.3
Service and parts	1,712.6	1,528.6	1,424.2
Fleet and wholesale	834.7	698.4	843.7
Commercial vehicle and other	574.5	152.6	—

Total revenues	$17,177.2	$14,443.9	$12,902.6

Cost of sales:
New vehicle	8,000.1	6,928.0	6,120.3
Used vehicle	4,612.2	3,881.0	3,378.6
Service and parts	693.4	621.7	595.0
Fleet and wholesale	825.1	687.8	833.1
Commercial vehicle and other	472.7	128.4	—

Total cost of sales	14,603.5	12,246.9	10,927.0

Gross profit	2,573.7	2,197.0	1,975.6
Selling, general and administrative expenses	1,999.6	1,705.6	1,558.3
Depreciation	70.0	59.6	52.2

Operating income	504.1	431.8	365.1
Floor plan interest expense	(46.1)	(43.1)	(38.0)
Other interest expense	(52.8)	(45.2)	(46.1)
Equity in earnings of affiliates	40.8	30.7	27.6
Gain on investment	16.0	—	—
Debt redemption costs	—	—	(17.8)

Income from continuing operations before income taxes	462.0	374.2	290.8
Income taxes	(153.2)	(123.9)	(94.6)

Income from continuing operations	308.8	250.3	196.2
Loss from discontinued operations, net of tax	(18.7)	(4.6)	(9.0)

Net income	290.1	245.7	187.2
Less: Income attributable to non-controlling interests	3.4	1.5	1.7

Net income attributable to Penske Automotive Group common stockholders	$286.7	$244.2	$185.5

Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$3.38	$2.76	$2.15
Discontinued operations	(0.21)	(0.05)	(0.10)
Net income attributable to Penske Automotive Group common stockholders	$3.17	$2.71	$2.05
Shares used in determining basic earnings per share	90,318,839	90,273,747	90,318,315
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$3.38	$2.75	$2.15
Discontinued operations	(0.21)	(0.05)	(0.10)
Net income attributable to Penske Automotive Group common stockholders	$3.17	$2.70	$2.05
Shares used in determining diluted earnings per share	90,354,839	90,330,621	90,342,315
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$308.8	$250.3	$196.2
Less: Income attributable to non-controlling interests	3.4	1.5	1.7

Income from continuing operations, net of tax	305.4	248.8	194.5
Loss from discontinued operations, net of tax	(18.7)	(4.6)	(9.0)

Net income attributable to Penske Automotive Group common stockholders	$286.7	$244.2	$185.5

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net income	$290.1	$245.7	$187.2
Other comprehensive income:
Foreign currency translation adjustment	(64.4)	11.5	18.5

Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $0.1, $0.3, and $2.1, respectively	(0.2)	(0.4)	(3.2)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $3.2, $2.9, and $2.8, respectively	4.9	4.4	4.2

Unrealized gain (loss) on interest rate swaps, net of tax	4.7	4.0	1.0
Other adjustments to comprehensive income, net	(6.5)	3.4	(1.9)

Other comprehensive income (loss), net of taxes	(66.2)	18.9	17.6

Comprehensive income	223.9	264.6	204.8

Less: Comprehensive income attributable to non-controlling interests	2.1	2.0	1.9

Comprehensive income attributable to Penske Automotive Group common stockholders	$221.8	$262.6	$202.9

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Operating Activities:
Net income	$290.1	$245.7	$187.2
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	70.0	59.6	52.2
Gain on investment	(16.0)	—	—
Earnings of equity method investments	(28.8)	(23.0)	(18.6)
Loss from discontinued operations, net of tax	18.7	4.6	9.0
Deferred income taxes	50.5	77.6	83.8
Debt redemption costs	—	—	17.8
Changes in operating assets and liabilities:
Accounts receivable	(37.9)	(34.4)	(86.0)
Inventories	(115.5)	(388.2)	(311.6)
Floor plan notes payable	140.7	290.6	400.1
Accounts payable and accrued expenses	14.6	76.9	12.0
Other	(20.1)	(8.4)	(20.2)

Net cash provided by continuing operating activities	366.3	301.0	325.7

Investing Activities:
Purchase of equipment and improvements	(174.8)	(174.7)	(150.9)
Proceeds from sale-leaseback transactions	—	—	1.6
Acquisitions net, including repayment of sellers' floor plan notes payable of $117.8, $29.6 and $74.9, respectively	(355.0)	(314.0)	(233.3)
Other	(22.6)	(2.6)	8.8

Net cash used in continuing investing activities	(552.4)	(491.3)	(373.8)

Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,272.6	1,102.8	761.3
Repayments under U.S. credit agreement revolving credit line	(1,362.6)	(1,062.8)	(843.3)
Repayments under U.S. credit agreement term loan	(10.0)	(12.0)	(17.0)
Issuance of 5.375% senior subordinated notes	300.0	—	—
Issuance of 5.75% senior subordinated notes	—	—	550.0
Repurchase of 7.75% senior subordinated notes	—	—	(390.8)
Repurchase of 3.5% senior subordinated convertible notes	—	—	(62.7)
Net borrowings of other long-term debt	28.7	53.1	47.3
Net borrowings of floor plan notes payable—non-trade	19.6	191.2	70.2
Payment of deferred financing fees	(4.4)	—	(8.6)
Repurchases of common stock	(15.5)	(15.8)	(9.8)
Dividends	(70.5)	(56.0)	(41.5)
Other	0.3	0.2	(1.1)

Net cash provided by continuing financing activities	158.2	200.7	54.0

Discontinued operations:
Net cash provided by discontinued operating activities	0.3	18.8	0.4
Net cash provided by (used in) discontinued investing activities	19.8	(66.8)	3.1
Net cash (used in) provided by discontinued financing activities	(4.9)	44.0	7.7

Net cash provided by (used in) discontinued operations	15.2	(4.0)	11.2

Effect of exchange rate changes on cash and cash equivalents	(1.3)	—	—

Net change in cash and cash equivalents	(14.0)	6.4	17.1
Cash and cash equivalents, beginning of period	50.3	43.9	26.8

Cash and cash equivalents, end of period	$36.3	$50.3	$43.9

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$98.4	$92.2	$76.3
Income taxes	114.3	33.5	41.9
Seller financed/assumed debt	136.4	—	—

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

	Voting and Non-voting Common Stock
					Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity
	Issued Shares	Amount	Additional Paid-in Capital	Retained Earnings			Non-controlling Interest	Total Equity
	(Dollars in millions)
Balance, January 1, 2012	90,277,356	$—	$702.3	$467.0	$(24.2)	$1,145.1	$4.4	$1,149.5
Equity compensation	423,040	—	6.6	—	—	6.6	—	6.6
Repurchase of common stock	(405,631)	—	(9.8)	—	—	(9.8)	—	(9.8)
Dividends ($0.46 per share)	—	—	—	(41.5)	—	(41.5)	—	(41.5)
Repurchase of 3.5% senior subordinated convertible notes	—	—	0.6	—	—	0.6	—	0.6
Distributions to non-controlling interests	—	—	—	—	—	—	(1.4)	(1.4)
Sale of subsidiary shares to non-controlling interest	—	—	0.3	—	—	0.3	7.2	7.5
Foreign currency translation	—	—	—	—	18.3	18.3	0.2	18.5
Interest rate swaps	—	—	—	—	1.0	1.0	—	1.0
Other	—	—	—	—	(1.9)	(1.9)	—	(1.9)
Net income	—	—	—	185.5	—	185.5	1.7	187.2

Balance, December 31, 2012	90,294,765	—	700.0	611.0	(6.8)	1,304.2	12.1	1,316.3
Equity compensation	456,784	—	9.2	—	—	9.2	—	9.2
Repurchase of common stock	(507,818)	—	(15.8)	—	—	(15.8)	—	(15.8)
Dividends ($0.62 per share)	—	—	—	(56.0)	—	(56.0)	—	(56.0)
Distributions to non-controlling interests	—	—	—	—	—	—	(1.3)	(1.3)
Sale of subsidiary shares to non-controlling interest	—	—	0.2	—	—	0.2	4.3	4.5
Deconsolidation of Italian investment	—	—	—	—	—	—	(8.3)	(8.3)
Reconsolidation of Italian investment	—	—	—	—	—	—	8.9	8.9
Foreign currency translation	—	—	—	—	11.0	11.0	0.5	11.5
Interest rate swaps			—	—	4.0	4.0	—	4.0
Other	—	—	—	—	3.4	3.4	—	3.4
Net income	—	—	—	244.2	—	244.2	1.5	245.7

Balance, December 31, 2013	90,243,731	—	693.6	799.2	11.6	1,504.4	17.7	1,522.1
Equity compensation	336,459	—	12.3	—	—	12.3	—	12.3
Repurchase of common stock	(335,350)	—	(15.5)	—	—	(15.5)	—	(15.5)
Dividends ($0.78 per share)	—	—	—	(70.5)	—	(70.5)	—	(70.5)
Distributions to non-controlling interests	—	—	—	—	—	—	(1.7)	(1.7)
Sale of subsidiary shares to non-controlling interest	—	—	0.3	—	—	0.3	0.1	0.4
Purchase of controlling interest	—	—	—	—	—	—	10.2	10.2
Foreign currency translation	—	—	—	—	(63.1)	(63.1)	(1.3)	(64.4)
Interest rate swaps	—	—	—	—	4.7	4.7	—	4.7
Other	—	—	—	—	(6.5)	(6.5)	—	(6.5)
Net income	—	—	—	286.7	—	286.7	3.4	290.1

Balance, December 31, 2014	90,244,840	$—	$690.7	$1,015.4	$(53.3)	$1,652.8	$28.4	$1,681.2

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

  Business Overview and Concentrations

        We are an international transportation services company that operates automotive and commercial vehicle dealerships principally in the United States and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand.

        In 2014, our business generated $17.2 billion in total revenue which is comprised of $16.6 billion from retail automotive dealerships, $125.6 million from retail commercial vehicle dealerships and $448.9 million from commercial vehicle distribution and other operations.

        Retail Automotive Dealership.    We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $16.6 billion in total retail automotive dealership revenue we generated in 2014. As of December 31, 2014, we operated 327 automotive retail franchises, of which 179 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

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

        For the year ended December 31, 2014, BMW/MINI franchises accounted for 27% of our total automotive dealership revenues, Audi/Volkswagen/Porsche/Bentley franchises accounted for 22%, Toyota/Lexus/Scion franchises accounted for 15%, and Mercedes-Benz/Sprinter/smart accounted for 11%. No other manufacturers' franchises accounted for more than 10% of our total automotive dealership revenues. At December 31, 2014 and 2013, we had receivables from manufacturers of $169.9 million and $145.8 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers' captive finance companies.

        During the year ended December 31, 2014, we acquired two franchises and were also awarded six franchises. We disposed of seven franchises principally consisting of four franchises in Bremen, Germany which were consolidated with our Hamburg operations. Additionally, in 2014, we acquired a 50% ownership interest in a group of eight BMW and MINI franchises in Barcelona, Spain, a new market for us.

        Retail Commercial Vehicle Dealership.    In November 2014, we acquired a controlling interest in The Around The Clock Freightliner Group, a heavy and medium duty truck dealership group located in Texas, Oklahoma and New Mexico, which we have renamed Penske Commercial Vehicles US

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

("PCV US"). Prior to this transaction, we held a 32% interest in PCV US and accounted for this investment under the equity method. We acquired the additional interest in PCV US for $75.3 million, resulting in us owning a controlling interest of 91%. We funded the purchase price using our U.S. revolving credit facility. As a result of this transaction, we recognized a gain of $16.0 million in current period earnings, under the caption "Gain on investment" on our statement of income, as a result of remeasuring at fair value our previously held noncontrolling interest in PCV US as of the acquisition date, in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. PCV US operates sixteen locations, including ten full-service dealerships offering principally Freightliner, Western Star, and Sprinter-branded trucks. Two of these locations, Freightliner of Chattanooga and Freightliner of Knoxville, were acquired in February 2015. PCV US also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. From our acquisition on November 1, 2014 through December 31, 2014, this business generated $125.6 million of revenue.

        Commercial Vehicle Distribution.    Since August 30, 2013, we have been the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. The business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships. This business represented 2.3% of our total revenues and 2.4% of our total gross profit in 2014.

        On October 1, 2014, we acquired MTU Detroit Diesel Australia Pty Ltd. ("MTU-DDA"), a leading distributor of diesel and gas engines and power systems, representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy, for a purchase price of approximately $115.0 million (AU $131.5 million) which was funded by our U.S. revolving credit facility and our U.K. credit facility. MTU-DDA offers products across the on- and off-highway markets in Australia, New Zealand and the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles Australia distribution business. From our acquisition on October 1, 2014 through December 31, 2014, this business generated $52.5 million of revenue.

        Penske Truck Leasing.    We hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. ("PTL"), a leading provider of transportation and supply chain services.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        The consolidated financial statements, including the comparative periods presented, have been adjusted for entities that have been treated as discontinued operations through December 31, 2014 in accordance with generally accepted accounting principles.

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

  Contracts in Transit

        Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers' installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $264.8 million and $250.5 million as of December 31, 2014 and 2013, respectively.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

  Income Taxes

        Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is not more likely than not to allow for the use of the deduction or credit.

  Intangible Assets

        Our principal intangible assets relate to our franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, our distribution agreements with commercial vehicle manufacturers, which represent the estimated value of distribution rights acquired in business combinations, and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. We believe the franchise values of our automotive dealerships and the distribution agreements of our commercial vehicle distribution operations have an indefinite useful life based on the following:

  •
  Automotive retailing and commercial vehicle distribution are mature industries and are based on franchise and distribution agreements with the vehicle manufacturers and distributors;

  •
  There are no known changes or events that would alter the automotive retailing franchise or commercial vehicle distribution environments;

  •
  Certain franchise agreement terms are indefinite;

  •
  Franchise and distribution agreements that have limited terms have historically been renewed by us without substantial cost; and

  •
  Our history shows that manufacturers and distributors have not terminated our franchise or distribution agreements.

  Impairment Testing

        Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value exceeds its estimated fair value and an impairment loss may be recognized up to that excess. The fair value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, profit margins, and the cost of capital. We also evaluate in connection with the annual impairment testing whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.

        Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our automotive retail operations, and (ii) Other, consisting of our retail commercial vehicle dealership operations, our commercial vehicle distribution operations and our investments in non-automotive retail operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. The goodwill included in our Other reportable segment relates to our commercial vehicle operating segments.

        An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. We have estimated the fair value of our reporting units using an "income" valuation approach. The "income" valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital. We concluded the fair value of our reporting units substantially exceeded the carrying values.

  Investments

        We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $352.8 million and $346.9 million as of December 31, 2014 and 2013, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and the cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments' carrying value to fair value.

  Foreign Currency Translation

        For all of our non-U.S. operations, the functional currency is the local currency. The revenue and expense accounts of our non-U.S. operations are translated into U.S. dollars using the average exchange rates that prevailed during the period. Assets and liabilities of non-U.S. operations are translated into U.S. dollars using period end exchange rates. Cumulative translation adjustments relating to foreign functional currency assets and liabilities are recorded in accumulated other comprehensive income (loss), a separate component of equity.

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

        Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 2), and we estimate the fair value of our mortgage facilities using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of the carrying values and fair values of our 5.75% senior subordinated notes, 5.375% senior subordinated notes and our fixed rate mortgage facilities are as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550.0	$558.4	$550.0	$565.1
5.375% senior subordinated notes due 2024	300.0	306.0	—	—
Mortgage facilities	169.7	171.6	118.6	117.0

  Revenue Recognition

  Dealership Vehicle, Parts and Service Sales

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

  Dealership Finance and Insurance Sales

        Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $25.8 million and $23.3 million as of December 31, 2014 and 2013, respectively.

  Commercial Vehicle Distribution

        Revenue from the distribution of vehicles, engines, power systems and parts is recognized at the time of delivery of goods to the retailer or the ultimate customer.

  Defined Contribution Plans

        We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expense of $17.7 million, $15.1 million, and $13.7 million relating to such plans during the years ended December 31, 2014, 2013, and 2012, respectively.

  Advertising

        Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $93.3 million, $80.8 million, and $79.1 million during the years ended December 31, 2014, 2013, and 2012, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $14.3 million, $13.1 million, and $11.9 million during the years ended December 31, 2014, 2013, and 2012, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

  Self-Insurance

        We retain risk relating to certain of our general liability insurance, workers' compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above such pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $24.6 million and $21.1 million as of December 31, 2014 and 2013, respectively. Changes in the reserve estimate during 2014 relate primarily to our general liability and workers compensation programs.

  Earnings Per Share

        Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012 follows:

	Year Ended December 31,
	2014	2013	2012
Weighted average number of common shares outstanding	90,318,839	90,273,747	90,318,315
Effect of non-participatory equity compensation	36,000	56,874	24,000

Weighted average number of common shares outstanding, including effect of dilutive securities	90,354,839	90,330,621	90,342,315

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

  Recent Accounting Pronouncements

        In April 2014, the FASB issued ASU No. 2014-8, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-8 changes the requirements for reporting discontinued operations to only allow presentation of a disposal of an entity or component of an entity as a discontinued operation if it represents a strategic shift that has (or will have) a major effect on an entity's operations or financial results. This ASU is effective for us for the annual period beginning January 1, 2015. We anticipate the adoption of ASU No. 2014-8 to result in fewer of our disposals qualifying for discontinued operations treatment.

        In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers (Topic 606)." This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU is effective for us beginning after January 1, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of this update will have on our consolidated financial position, results of operations, and cash flows.

2. Equity Method Investees

        As of December 31, 2014, we have investments in the following companies that are accounted for under the equity method: the Jacobs Group (50%), the Nix Group (50%), Ibericar Keldinich SL (50%), Penske Wynn Ferrari Maserati (50%), Max Cycles (50%), Penske Commercial Leasing Australia (45%), Penske Vehicle Services (31%), and National Powersport Auctions (7%). Jacobs Group, Nix Group, Ibericar Keldinich SL, and Penske Wynn Ferrari Maserati are engaged in the sale and servicing of automobiles. Penske Commercial Leasing Australia rents heavy-duty commercial vehicles in Australia, Max Cycles is engaged in the sale and servicing of BMW motorcycles, Penske Vehicle Services is an automotive fleet management company, and National Powersport Auctions is an auctioneer of powersport vehicles. These investments in entities accounted for under the equity method amounted to $73.3 million and $78.1 million at December 31, 2014 and 2013, respectively.

        We also have a 9.0% limited partnership interest in PTL, a leading provider of transportation and supply chain services. Our investment in PTL, which is accounted for under the equity method, amounted to $279.5 million and $268.8 million at December 31, 2014 and 2013, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:

        Condensed income statement information:

	Year Ended December 31,
	2014	2013	2012
Revenues	$6,620.1	$6,177.0	$6,043.4
Gross margin	2,181.4	2,043.5	1,897.3
Net income	357.2	304.0	284.2
Equity in net income of affiliates	40.8	30.7	27.6

        Condensed balance sheet information:

	December 31,
	2014	2013
Current assets	$1,242.0	$1,194.2
Noncurrent assets	9,230.8	8,377.8

Total assets	$10,472.8	$9,572.0

Current liabilities	$958.1	$888.8
Noncurrent liabilities	7,276.8	6,517.5
Equity	2,237.9	2,165.7

Total liabilities and equity	$10,472.8	$9,572.0

3. Business Combinations

        During 2014, in addition to acquiring two automotive retail franchises, we acquired a distributor of diesel and gas engines and power systems to complement our commercial vehicle distribution business, acquired a controlling interest in a commercial vehicle dealership group in the U.S., as well as made an additional investment in an entity previously accounted under the equity method. The companies acquired in 2014 generated $351.5 million of revenue and $5.7 million of pre-tax income from our date of acquisition through December 31, 2014. As previously discussed in Note 1, in 2014, we recognized a gain of $16.0 million for the difference between the carrying value and the fair value of the previously held equity interest in PCV US, which is included in "Gain on investment" on our statement of income. During 2013, we acquired our commercial vehicle distribution business and nine automotive retail franchises. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements, and may be subject to adjustment pending completion of final

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2014 and 2013 follows:

	December 31,
	2014	2013
Accounts receivable	$66.2	$20.1
Inventory	197.9	161.5
Other current assets	5.9	2.6
Property and equipment	95.2	14.0
Indefinite-lived intangibles	266.4	187.6
Other non-current assets	10.7	9.0
Current liabilities	(83.4)	(79.5)
Non-current liabilities	(12.1)	(1.3)

Total	546.8	314.0
Seller financed/assumed debt	(134.4)	—
Fair value of previously held interest in PCV US	(47.4)	—
Fair value of PCV US noncontrolling interest	(10.0)	—

Total cash used in acquisitions	355.0	314.0

        The following unaudited consolidated pro forma results of operations of PAG for the years ended December 31, 2014 and 2013 give effect to acquisitions consummated during 2014 and 2013 as if they had occurred on January 1, 2013:

	Year Ended December 31,
	2014	2013
Revenues	$17,964.5	$16,687.5
Income from continuing operations	311.1	286.2
Net income	292.4	281.6
Income from continuing operations per diluted common share	$3.44	$3.17
Net income per diluted common share	$3.23	$3.12

4. Discontinued Operations and Divestitures

  Discontinued Operations

        We account for dispositions as discontinued operations when it is evident that the operations and cash flows of an entity being disposed of will be eliminated from ongoing operations and that we will not have any significant continuing involvement in its operations.

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

        Combined financial information regarding entities accounted for as discontinued operations follows:

	Year Ended December 31,
	2014	2013	2012
Revenues	$261.7	$524.8	$690.5
Pre-tax loss	(35.6)	(6.2)	(18.2)
Gain on disposal	14.8	0.8	8.1

	December 31,
	2014	2013
Inventory	$34.7	$72.6
Other assets	151.4	181.2

Total assets	186.1	253.8

Floor plan notes payable (including non-trade)	27.9	57.5
Other liabilities	104.8	109.0

Total liabilities	132.7	166.5

  Divestitures

        During the first quarter of 2015, we divested our car rental business which included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana. We received proceeds of $17.8 million from the sale excluding sales of car rental vehicles. The results of operations of our car rental business are included in discontinued operations for the years ended December 31, 2014, 2013, and 2012.

5. Inventories

        Inventories consisted of the following:

	December 31,
	2014	2013
New vehicles	$1,792.5	$1,696.7
Used vehicles	639.9	582.1
Commercial vehicles and parts	283.3	126.9
Parts, accessories and other	103.5	95.7

Total inventories	$2,819.2	$2,501.4

        We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $39.9 million, $34.1 million, and $30.5 million during the years ended December 31, 2014, 2013, and 2012, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

6. Property and Equipment

        Property and equipment consisted of the following:

	December 31,
	2014	2013
Buildings and leasehold improvements	$1,225.4	$1,069.8
Furniture, fixtures and equipment	537.7	459.8

Total	1,763.1	1,529.6
Less: Accumulated depreciation	(434.3)	(410.1)

Property and equipment, net	$1,328.8	$1,119.5

        Approximately $27.0 million of capitalized interest is included in buildings and leasehold improvements as of December 31, 2014 and 2013, and is being depreciated over the useful life of the related assets.

7. Intangible Assets

        Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2014 and 2013, net of accumulated impairment losses recorded prior to December 31, 2012 of $606.3 million and $37.1 million, respectively:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance—December 31, 2012	$961.5	$271.5
Additions	165.5	22.1
Deconsolidation of Italian investment	(7.2)	(2.9)
Reconsolidation of Italian investment	7.4	3.1
Foreign currency translation	7.7	1.4

Balance—December 31, 2013	1,134.9	295.2
Additions	165.4	101.0
Foreign currency translation	(34.0)	(10.0)

Balance—December 31, 2014	$1,266.3	$386.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        Following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2014 and 2013:

	Retail Automotive	Other	Total
Balance—December 31, 2012	$961.5	$—	$961.5
Additions	49.6	115.9	165.5
Deconsolidation of Italian investment	(7.2)	—	(7.2)
Reconsolidation of Italian investment	7.4	—	7.4
Foreign currency translation	9.2	(1.5)	7.7

Balance—December 31, 2013	1,020.5	114.4	1,134.9
Additions	53.7	111.7	165.4
Foreign currency translation	(24.7)	(9.3)	(34.0)

Balance—December 31, 2014	$1,049.5	$216.8	$1,266.3

        We test for impairment of our intangible assets at least annually. We did not record any impairment charges relating to our intangible assets in 2014, 2013 or 2012.

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

        The floor plan agreements typically grant a security interest in substantially all of the assets of our dealership subsidiaries, and in the U.S., Australia and New Zealand are guaranteed by us. Interest rates under the floor plan arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate ("LIBOR"), the Finance House Bank Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate ("BBSW"). To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

        The weighted average interest rate on floor plan borrowings, including the effect of the interest rate swap discussed in Note 10, was 1.7%, 1.9%, and 2.1% for 2014, 2013, and 2012, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable—non-trade on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

9. Long-Term Debt

        Long-term debt consisted of the following:

	December 31,
	2014	2013
U.S. credit agreement—revolving credit line	$—	$90.0
U.S. credit agreement—term loan	88.0	98.0
U.K. credit agreement—revolving credit line	121.5	106.0
U.K. credit agreement—term loan	18.7	29.8
U.K. credit agreement—overdraft line of credit	5.7	—
5.375% senior subordinated notes due 2024	300.0	—
5.75% senior subordinated notes due 2022	550.0	550.0
U.S. commercial vehicle capital loan	60.5	—
Australia working capital loan agreement	—	—
Mortgage facilities	169.7	118.6
Other	38.5	3.9

Total long-term debt	$1,352.6	$996.3
Less: current portion	(36.6)	(14.5)

Net long-term debt	$1,316.0	$981.8

        Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2015	$36.6
2016	21.1
2017	190.9
2018	8.0
2019	147.3
2020 and thereafter	948.7

Total long-term debt reported	$1,352.6

  U.S. Credit Agreement

        On April 1, 2014, we amended and restated our U.S. credit agreement (the "U.S. credit agreement") with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, principally to increase the revolving borrowing capacity from $375 million to $450 million and reduce the rate on collateralized borrowings to defined LIBOR plus 200 basis points (from defined LIBOR plus 225). On October 31, 2014, we amended the U.S. credit agreement to amend and restate certain definitions and covenants, including the definition of the fixed charge coverage ratio, to give effect to the acquisition of PCV US.

        As amended, the U.S. credit agreement provides for up to $450 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes and a non-amortizing term loan with a balance of $88 million. The loans mature on the termination

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

date of the facility, which is September 30, 2017. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base. The term loan, which bears interest at defined LIBOR plus 2.00%, may be prepaid at any time, but then may not be re-borrowed.

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

        The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our domestic assets are subject to security interests granted to lenders under the U.S. credit agreement. As of December 31, 2014, we had $88.0 million outstanding under our term loan and no outstanding revolver borrowings or letters of credit under the U.S. credit agreement. We repaid $10.0 million and $12.0 million under the term loan in 2014 and 2013, respectively.

  U.K. Credit Agreement

        Our subsidiaries in the U.K. (the "U.K. subsidiaries") are party to a £100.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the "U.K. credit agreement") to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. In September 2014, we amended the U.K. credit agreement and U.K. term loan (discussed below) to provide the U.K. subsidiaries with covenant flexibility to fund the purchase of MTU Detroit Diesel Australia (discussed previously). In December 2014, we amended and restated the U.K. credit agreement principally to extend the termination date from November 2015 to December 2019 and provide additional negative covenant flexibility. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2014, outstanding loans under the U.K. credit agreement amounted to £81.6 million ($127.2 million).

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

        In 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries' ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of December 31, 2014, the amount outstanding under the U.K. term loan was £12.0 million ($18.7 million).

  5.375% Senior Subordinated Notes

        In November 2014, we issued $300.0 million in aggregate principal amount of 5.375% Senior Subordinated Notes due 2024 (the "5.375% Notes"). Interest on the 5.375% Notes is payable semi-annually on June 1 and December 1 of each year. The 5.375% Notes mature on December 1, 2024, unless earlier redeemed or purchased by us. The 5.375% Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned domestic subsidiaries. The 5.375% Notes also contain customary negative covenants and events of default.

        On or after December 1, 2019, we may redeem the 5.375% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.375% Notes using the proceeds of specified equity offerings at any time prior to December 1, 2017 at a price specified in the indenture. If we experience certain "change of control" events specified in the indenture, holders of the 5.375% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

  U.S. Commercial Vehicle Capital Loan

        As of December 31, 2014, PCV US was party to a working capital loan agreement with Mercedes-Benz Financial Services USA LLC. The term loan, which bears interest at defined LIBOR plus 3.5%, requires monthly interest payments in addition to annual principal payments due on or before the 120th day following December 31, the last day of each fiscal year, with a final payment of the remaining unpaid principal balance plus accrued and unpaid interest due on October 1, 2019. The loan agreement contains typical events of default, including non-payment obligations and cross-defaults to other material indebtedness of PCV US, and provides the lender with a security interest in substantially all of the assets of PCV US. As of December 31, 2014, the amount outstanding under the capital loan was $60.5 million. In February 2015, we repaid the outstanding principal balance using funding from our U.S. revolving credit facility.

  Australia Working Capital Loan Agreement

        In December 2013, we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($22.9 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle distribution business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of December 31, 2014, no loans were outstanding under the working capital loan agreement.

  Mortgage Facilities

        We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2014, we owed $169.7 million of principal under our mortgage facilities.

10. Derivatives and Hedging

        We periodically use interest rate swaps to manage interest rate risk associated with our variable rate floor plan debt. We were party to interest rate swap agreements through December 2014 pursuant

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at a rate of 2.135% and $100.0 million of our floating rate floor plan debt was fixed at a rate of 1.55%.

        We used Level 2 inputs to estimate the fair value of the interest rate swap agreements. As of December 31, 2014 and 2013, the fair value of the swaps designated as hedging instruments was estimated to be a liability of $0 million and $7.7 million, respectively. During 2014 and 2013, there was no hedge ineffectiveness recorded in our income statement. During the year ended December 31, 2014, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 30 basis points.

        Our commercial vehicle distribution business sells vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, we enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $1.1 million and $2.2 million as of December 31, 2014 and 2013, respectively.

11. Commitments and Contingent Liabilities

        We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2014, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our results of operations, financial condition or cash flows.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        Minimum future rental payments required under operating leases in effect as of December 31, 2014 are as follows:

2015	$210.5
2016	207.3
2017	203.0
2018	200.9
2019	199.5
2020 and thereafter	3,923.9

$4,945.1

        Rent expense for the years ended December 31, 2014, 2013, and 2012 amounted to $190.2 million, $172.8 million, and $167.9 million, respectively.

        We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2014 was approximately $25.6 million, and, in aggregate, we currently guarantee or are otherwise liable for approximately $258.6 million of these lease payments, including lease payments during available renewal periods.

        We hold a 9.0% limited partnership interest in PTL. Historically, General Electric Capital Corporation ("GECC") has provided PTL with a majority of its financing. PTL has refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company ("Holdings"), which, together with GECC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 (the "Holdings Bonds"). GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds. In addition, we have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay as co-obligor, and pay GECC an annual fee of approximately $0.95 million for acting as co-obligor. The maximum amount of our obligations to GECC under this agreement is 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

        Our floor plan credit agreement with Mercedes Benz Financial Services Australia ("MBA") provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement with MBA is terminated.

        We have $23.5 million of letters of credit outstanding as of December 31, 2014, and have posted $15.0 million of surety bonds in the ordinary course of business.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

12. Related Party Transactions

        We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each other's behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider's cost or an amount mutually agreed upon by both parties. During 2014, 2013, and 2012, Penske Corporation and its affiliates billed us $7.3 million, $6.3 million, and $5.3 million, respectively, and we billed Penske Corporation and its affiliates $56 thousand, $24 thousand, and $31 thousand, respectively, for such services. As of December 31, 2014 and 2013, we had $14 thousand and $0 thousand of receivables from and $0.7 million and $0.6 million of payables to Penske Corporation and its subsidiaries, respectively.

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

        We are a 9.0% limited partner of PTL, a leading provider of transportation and supply chain services. PTL is owned 41.1% by Penske Corporation, 9.0% by us and the remaining 49.9% is owned by direct and indirect subsidiaries of GECC. We are party to agreements among the other partners which, among other things, provide us with specified distribution and governance rights and restrict our ability to transfer our interests. In 2014, 2013, and 2012, we received $11.6 million, $9.9 million, and $18.5 million, respectively, from PTL in pro rata cash dividends. In 2014, we formed a venture with PTL, Penske Commercial Leasing Australia. The venture combines PTL's fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 2.

        In 2014, we acquired Transportation Resource Partners' ("TRP") ownership interest in PCV US for $58.8 million, and now own 91% of that business, as previously discussed. TRP is an organization that invests in transportation-related industries in which our CEO, Roger S. Penske, is a managing member of.

        From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

our incremental borrowing rate. As of December 31, 2014, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	82.19	%(A)(C)
Greenwich, Connecticut	Mercedes-Benz	80.00	%(B)(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	%(D)
Aachen, Germany	Audi, Citroën, Kia, Maserati, SEAT, Skoda, Toyota, Volkswagen	50.00	%(D)
Northern Italy	BMW, MINI, Maserati	70.00	%(C)
Barcelona, Spain	BMW, MINI	50.00	%(D)

(A)
An entity controlled by one of our directors, Lucio A. Noto (the "Investor"), owns a 17.81% interest in this joint venture which entitles the Investor to 20% of the joint venture's operating profits. In addition, the Investor has an option to purchase up to a total 20% interest in the joint venture for specified amounts.

(B)
An entity controlled by one of our directors, Lucio A. Noto (the "Investor"), owns a 20% interest in this joint venture.

(C)
Entity is consolidated in our financial statements.

(D)
Entity is accounted for using the equity method of accounting.

        Additionally, we are party to non-automotive joint ventures including our investments in Max Cycles (50%), Penske Commercial Leasing Australia (45%), Penske Vehicle Services (31%), and National Powersport Auctions (7%) that are accounted for under the equity method as more fully discussed in Note 2, and our controlling interests in PCV US (91%) and i.M. Branded (90%) that are consolidated in our financial statements.

13. Stock-Based Compensation

        Key employees, outside directors, consultants and advisors of PAG are eligible to receive stock-based compensation pursuant to the terms of our 2012 Equity Incentive Plan. This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. The plan is a three year plan which originally allowed for 2,000,000 awards of which 1,121,582 shares of common stock were available for grant as of December 31, 2014. Compensation expense related to these plans was $12.8 million, $9.8 million, and $6.8 million during 2014, 2013, and 2012, respectively.

  Restricted Stock

        During 2014, 2013, and 2012, we granted 314,677, 448,026, and 431,339 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide the holder voting and dividend rights prior to vesting. The awards are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2014, there was $20.0 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.

        Presented below is a summary of the status of our restricted stock as of December 31, 2013 and 2014, and changes during the year ended December 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
December 31, 2013	1,168,200	$23.75
Granted	314,677	44.03
Vested	(373,450)	20.00
Forfeited	(7,042)	27.12

December 31, 2014	1,102,385	$30.78	$54.1

14. Equity

        A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2014	2013	2012
Shares repurchased(1)	175,000	410,000	350,000
Aggregate purchase price	$8.0	$12.7	$8.5
Average purchase price per share	$45.95	$30.93	$24.35
Shares acquired(2)	160,350	97,818	55,631
Aggregate purchase price	$7.5	$3.1	$1.3
Average purchase price per share	$46.48	$32.13	$23.49

(1)
Shares were repurchased under our securities repurchase program. As of December 31, 2014, we have $150.0 million in repurchase authorization under the repurchase program.

(2)
Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

15. Accumulated Other Comprehensive Income / (Loss)

        Changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss) during the years ended December 31, 2014, 2013, and 2012 attributable to Penske Automotive Group common stockholders follows:

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2012	$(17.9)	$(6.3)	$(24.2)
Other comprehensive income before reclassifications	18.3	(5.1)	13.2
Amounts reclassified from accumulated other comprehensive income—net of tax provision of $2.8	—	4.2	4.2

Net current-period other comprehensive income	18.3	(0.9)	17.4

Balance at December 31, 2012	0.4	(7.2)	(6.8)

Other comprehensive income before reclassifications	11.9	3.0	14.9
Amounts reclassified from accumulated other comprehensive income—net of tax provision (benefit) of ($0.5) and $2.9, respectively	(0.9)	4.4	3.5

Net current-period other comprehensive income	11.0	7.4	18.4

Balance at December 31, 2013	11.4	0.2	11.6

Other comprehensive income before reclassifications	(63.1)	(6.7)	(69.8)
Amounts reclassified from accumulated other comprehensive income—net of tax provision of $3.2	—	4.9	4.9

Net current-period other comprehensive income	(63.1)	(1.8)	(64.9)

Balance at December 31, 2014	$(51.7)	$(1.6)	$(53.3)

        Within the amounts reclassified from accumulated other comprehensive income, the amounts associated with Other relate to interest rate swaps and are included in floor plan interest expense, and the amounts associated with foreign currency translation are included in selling, general and administrative expenses.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

16. Income Taxes

        Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$52.6	$7.3	$(16.4)
State and local	7.9	5.1	1.2
Foreign	42.2	33.9	26.5

Total current	102.7	46.3	11.3

Deferred:
Federal	42.9	71.3	70.1
State and local	9.3	9.5	11.8
Foreign	(1.7)	(3.2)	1.4

Total deferred	50.5	77.6	83.3

Income taxes relating to continuing operations	$153.2	$123.9	$94.6

        Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2014	2013	2012
Income taxes relating to continuing operations at federal statutory rate of 35%	$161.7	$131.0	$101.8
State and local income taxes, net of federal taxes	11.0	8.7	7.1
Non-U.S. income taxed at other rates	(19.0)	(16.1)	(12.6)
Other	(0.5)	0.3	(1.7)

Income taxes relating to continuing operations	$153.2	$123.9	$94.6

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        The components of deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred Tax Assets
Accrued liabilities	$72.1	$61.8
Net operating loss carryforwards	16.0	13.7
Interest rate swap	—	3.1
Other	8.4	12.4

Total deferred tax assets	96.5	91.0
Valuation allowance	(18.2)	(14.6)

Net deferred tax assets	78.3	76.4

Deferred Tax Liabilities
Depreciation and amortization	(187.6)	(175.9)
Partnership investments	(253.0)	(219.0)
Convertible notes	(10.0)	(12.5)
Other	(3.5)	(1.3)

Total deferred tax liabilities	(454.1)	(408.7)

Net deferred tax liabilities	$(375.8)	$(332.3)

        We do not provide for U.S. taxes relating to undistributed earnings or losses of our non-U.S. subsidiaries. Income from continuing operations before income taxes of non-U.S. subsidiaries (which subsidiaries are predominately in the U.K.) was $170.6 million, $134.7 million, and $117.0 million during 2014, 2013, and 2012, respectively. It is our belief that such earnings will be indefinitely reinvested in the companies that produced them. As of December 31, 2014, we have not provided U.S. federal income taxes on a total temporary difference of $711.0 million related to the excess of financial reporting basis over tax basis in the non-U.S. subsidiaries.

        As of December 31, 2014, we have $96.9 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2015 through 2034, U.S. federal and state credit carryforwards of $3.4 million that will not expire, U.K. net operating loss carryforwards of $0.2 million that will not expire, U.K. capital loss carryforwards of $5.2 million that will not expire, German net operating loss carryforwards of $18.2 million that will not expire, Australia net operating loss carryforwards of $9.5 million that will not expire and Italian net operating loss carryforwards of $0.1 million that will not expire. We utilized $53.1 million of state net operating loss carryforwards in the U.S. in 2014.

        A valuation allowance of $2.6 million has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $0.1 million has been recorded against the state credit carryforwards in the U.S. as of December 31, 2014. A valuation allowance of $7.3 million has been recorded against German net operating losses and other deferred tax assets and a valuation allowance of $8.2 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2014.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Uncertain tax positions—January 1	$14.0	$14.7	$14.9
Gross increase—tax position in prior periods	0.2	0.3	1.3
Gross decrease—tax position in prior periods	(0.6)	(0.8)	(0.8)
Gross increase—current period tax position	0.1	0.1	—
Settlements	—	(0.4)	(0.9)
Lapse in statute of limitations	—	(0.1)	(0.3)
Foreign exchange	(0.6)	0.2	0.5

Uncertain tax positions—December 31	$13.1	$14.0	$14.7

        We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2014 was $2.7 million. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2012 and 2013 and various non-U.S. and U.S. state jurisdictions are open for periods ranging from 2002 through 2013. The portion of the total amount of uncertain tax positions as of December 31, 2014 that would, if recognized, impact the effective tax rate was $12.9 million.

        We have classified our tax reserves as a long-term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.

17. Segment Information

        Our operations are organized by management into operating segments by line of business and geography. We have determined that we have two reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations, and (ii) Other, consisting of our retail commercial vehicle dealership operations, our commercial vehicle distribution operations and our investments in non-automotive retail operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

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

	Retail Automotive	Other	Intersegment Elimination	Total
Revenues
2014	$16,602.7	$579.6	$(5.1)	$17,177.2
2013	14,291.3	152.6	—	14,443.9
2012	12,902.6	—	—	12,902.6
Floor plan interest expense
2014	$44.7	$1.4	$—	$46.1
2013	42.5	0.6	—	43.1
2012	38.0	—	—	38.0
Other interest expense
2014	$46.9	$5.9	$—	$52.8
2013	44.1	1.1	—	45.2
2012	46.1	—	—	46.1
Depreciation
2014	$66.9	$3.1	$—	$70.0
2013	59.1	0.5	—	59.6
2012	52.2	—	—	52.2
Equity in earnings of affiliates
2014	$3.8	$37.0	$—	$40.8
2013	4.9	25.8	—	30.7
2012	3.3	24.3	—	27.6
Adjusted segment income
2014	$394.2	$51.8	$—	$446.0
2013	340.7	33.5	—	374.2
2012	284.3	24.3	—	308.6

        The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes:

	Year Ended December 31,
	2014	2013	2012
Adjusted segment income	$446.0	$374.2	$308.6
Debt redemption costs	—	—	(17.8)
Gain on investment	16.0	—	—

Income from continuing operations before income taxes	$462.0	$374.2	$290.8

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

        Total assets, equity method investments, and capital expenditures by reporting segment are as set forth in the table below:

	Retail Automotive	Other	Intersegment Elimination	Total
Total assets(1)
2014	$5,920.4	$1,308.2	$(0.4)	$7,228.2
2013	5,747.6	668.2	(0.3)	6,415.5
Equity method investments
2014	$62.8	$290.0	$—	$352.8
2013	81.6	265.3	—	346.9
Capital expenditures
2014	$169.5	$5.3	$—	$174.8
2013	174.7	—	—	174.7
2012	150.9	—	—	150.9

(1)
As discussed in Note 4, we treated the operations of our car rental business as discontinued operations. The associated assets have been reclassified to "Assets held for sale" as of December 31, 2014 and 2013 on the Consolidated Balance Sheets and therefore are still included within the Other segment in total assets above.

        The following table presents certain data by geographic area:

	Year Ended December 31,
	2014	2013	2012
Sales to external customers:
U.S.	$10,435.9	$9,238.9	$8,285.8
Non-U.S.	6,741.3	5,205.0	4,616.8

Total sales to external customers	$17,177.2	$14,443.9	$12,902.6

Long-lived assets, net:
U.S.	$1,177.0	$1,050.2
Non-U.S.	531.0	447.1

Total long-lived assets	$1,708.0	$1,497.3

        The Company's non-U.S. operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

18. Summary of Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014(1)(2)
Total revenues	$4,015.2	$4,370.5	$4,381.4	$4,410.1
Gross profit	614.0	654.8	646.2	658.7
Net income	67.9	73.9	75.1	73.2
Net income attributable to Penske Automotive Group common stockholders	67.5	72.9	74.5	71.8
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.75	$0.81	$0.83	$0.80
2013(1)(2)
Total revenues	$3,326.8	$3,599.2	$3,724.6	$3,793.3
Gross profit	519.8	547.8	558.4	571.0
Net income	58.0	62.5	65.5	59.7
Net income attributable to Penske Automotive Group common stockholders	57.7	62.0	65.3	59.2
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.64	$0.69	$0.72	$0.66

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

19. Condensed Consolidating Financial Information

        The following tables include condensed consolidating financial information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012 for Penske Automotive Group, Inc. (as the issuer of the 5.75% and 5.375% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash and cash equivalents	$36.3	$—	$—	$—	$36.3
Accounts receivable, net	701.4	(409.6)	409.6	392.6	308.8
Inventories	2,819.2	—	—	1,481.5	1,337.7
Other current assets	124.7	—	4.5	58.3	61.9
Assets held for sale	186.1	—	—	150.4	35.7

Total current assets	3,867.7	(409.6)	414.1	2,082.8	1,780.4
Property and equipment, net	1,328.8	—	4.3	754.6	569.9
Intangible assets	1,652.5	—	—	818.4	834.1
Equity method investments	352.8	—	285.5	—	67.3
Other long-term assets	26.4	(1,990.8)	2,005.0	4.4	7.8

Total assets	$7,228.2	$(2,400.4)	$2,708.9	$3,660.2	$3,259.5

Floor plan notes payable	$1,812.6	$—	$—	$1,102.0	$710.6
Floor plan notes payable—non-trade	920.5	—	86.8	398.1	435.6
Accounts payable	417.6	—	2.9	208.3	206.4
Accrued expenses	310.3	(409.6)	—	123.3	596.6
Current portion of long-term debt	36.6	—	—	4.6	32.0
Liabilities held for sale	132.7	—	—	105.9	26.8

Total current liabilities	3,630.3	(409.6)	89.7	1,942.2	2,008.0
Long-term debt	1,316.0	(247.0)	938.0	116.1	508.9
Deferred tax liabilities	409.9	—	—	385.6	24.3
Other long-term liabilities	190.8	—	—	66.9	123.9

Total liabilities	5,547.0	(656.6)	1,027.7	2,510.8	2,665.1
Total equity	1,681.2	(1,743.8)	1,681.2	1,149.4	594.4

Total liabilities and equity	$7,228.2	$(2,400.4)	$2,708.9	$3,660.2	$3,259.5

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Cash and cash equivalents	$50.3	$—	$—	$13.1	$37.2
Accounts receivable, net	594.9	(392.5)	392.5	376.5	218.4
Inventories	2,501.4	—	—	1,402.3	1,099.1
Other current assets	87.7	—	2.9	42.9	41.9
Assets held for sale	253.8	—	—	202.1	51.7

Total current assets	3,488.1	(392.5)	395.4	2,036.9	1,448.3
Property and equipment, net	1,119.5	—	4.0	688.0	427.5
Intangible assets	1,430.1	—	—	763.0	667.1
Equity method investments	346.9	—	295.0	—	51.9
Other long-term assets	30.9	(1,686.0)	1,697.4	4.2	15.3

Total assets	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

Floor plan notes payable	$1,671.9	$—	$—	$997.9	$674.0
Floor plan notes payable—non-trade	900.9	—	128.2	445.0	327.7
Accounts payable	369.0	—	3.4	138.1	227.5
Accrued expenses	260.9	(392.5)	0.1	120.9	532.4
Current portion of long-term debt	14.5	—	—	4.0	10.5
Liabilities held for sale	166.5	—	—	135.1	31.4

Total current liabilities	3,383.7	(392.5)	131.7	1,841.0	1,803.5
Long-term debt	981.8	(123.5)	738.0	106.9	260.4
Deferred tax liabilities	361.4	—	—	337.7	23.7
Other long-term liabilities	166.5	—	—	68.7	97.8

Total liabilities	4,893.4	(516.0)	869.7	2,354.3	2,185.4
Total equity	1,522.1	(1,562.5)	1,522.1	1,137.8	424.7

Total liabilities and equity	$6,415.5	$(2,078.5)	$2,391.8	$3,492.1	$2,610.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues	$17,177.2	$—	$—	$9,589.0	$7,588.2
Cost of sales	14,603.5	—	—	8,092.5	6,511.0

Gross profit	2,573.7	—	—	1,496.5	1,077.2
Selling, general and administrative expenses	1,999.6	—	28.7	1,133.9	837.0
Depreciation	70.0	—	1.3	37.8	30.9

Operating income	504.1	—	(30.0)	324.8	209.3
Floor plan interest expense	(46.1)	—	(10.4)	(20.7)	(15.0)
Other interest expense	(52.8)	—	(29.8)	(5.0)	(18.0)
Equity in earnings of affiliates	40.8	—	36.5	—	4.3
Gain on investment	16.0	—	16.0	—	—
Equity in earnings of subsidiaries	—	(473.2)	473.2	—	—

Income from continuing operations before income taxes	462.0	(473.2)	455.5	299.1	180.6
Income taxes	(153.2)	157.9	(152.0)	(110.3)	(48.8)

Income from continuing operations	308.8	(315.3)	303.5	188.8	131.8
Loss from discontinued operations, net of tax	(18.7)	16.8	(16.8)	(2.4)	(16.3)

Net income	290.1	(298.5)	286.7	186.4	115.5
Other comprehensive income (loss), net of tax	(66.2)	62.5	(66.2)	4.7	(67.2)

Comprehensive income	223.9	(236.0)	220.5	191.1	48.3

Less: Comprehensive income attributable to non-controlling interests	2.1	1.4	(1.4)	—	2.1

Comprehensive income attributable to Penske Automotive Group common stockholders	$221.8	$(237.4)	$221.9	$191.1	$46.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2013

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues	$14,443.9	$—	$—	$8,534.2	$5,909.7
Cost of sales	12,246.9	—	—	7,178.5	5,068.4

Gross profit	2,197.0	—	—	1,355.7	841.3
Selling, general and administrative expenses	1,705.6	—	21.4	1,025.9	658.3
Depreciation	59.6	—	1.8	33.8	24.0

Operating income	431.8	—	(23.2)	296.0	159.0
Floor plan interest expense	(43.1)	—	(9.6)	(19.5)	(14.0)
Other interest expense	(45.2)	—	(26.1)	(1.9)	(17.2)
Equity in earnings of affiliates	30.7	—	25.5	—	5.2
Equity in earnings of subsidiaries	—	(406.1)	406.1	—	—

Income from continuing operations before income taxes	374.2	(406.1)	372.7	274.6	133.0
Income taxes	(123.9)	135.0	(123.9)	(100.4)	(34.6)

Income from continuing operations	250.3	(271.1)	248.8	174.2	98.4
Loss from discontinued operations, net of tax	(4.6)	4.6	(4.6)	0.9	(5.5)

Net income	245.7	(266.5)	244.2	175.1	92.9
Other comprehensive income (loss), net of tax	18.9	(9.8)	18.9	4.0	5.8

Comprehensive income	264.6	(276.3)	263.1	179.1	98.7

Less: Comprehensive income attributable to non-controlling interests	2.0	(0.5)	0.5	—	2.0

Comprehensive income attributable to Penske Automotive Group common stockholders	$262.6	$(275.8)	$262.6	$179.1	$96.7

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2012

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues	$12,902.6	$—	$—	$7,630.7	$5,271.9
Cost of sales	10,927.0	—	—	6,424.2	4,502.8

Gross profit	1,975.6	—	—	1,206.5	769.1
Selling, general and administrative expenses	1,558.3	—	19.4	930.8	608.1
Depreciation	52.2	—	1.3	28.0	22.9

Operating income	365.1	—	(20.7)	247.7	138.1
Floor plan interest expense	(38.0)	—	(8.6)	(16.4)	(13.0)
Other interest expense	(46.1)	—	(29.5)	—	(16.6)
Equity in earnings of affiliates	27.6	—	24.0	—	3.6
Debt redemption costs	(17.8)	—	(17.8)	—	—
Equity in earnings of subsidiaries	—	(341.8)	341.8	—	—

Income from continuing operations before income taxes	290.8	(341.8)	289.2	231.3	112.1
Income taxes	(94.6)	111.9	(94.6)	(87.7)	(24.2)

Income from continuing operations	196.2	(229.9)	194.6	143.6	87.9
Loss from discontinued operations, net of tax	(9.0)	9.0	(9.0)	(0.5)	(8.5)

Net income	187.2	(220.9)	185.6	143.1	79.4
Other comprehensive income (loss), net of tax	17.6	(16.6)	17.6	1.0	15.6

Comprehensive income	204.8	(237.5)	203.2	144.1	95.0

Less: Comprehensive income attributable to non-controlling interests	1.9	(0.3)	0.3	—	1.9

Comprehensive income attributable to Penske Automotive Group common stockholders	$202.9	$(237.2)	$202.9	$144.1	$93.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2014

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by continuing operating activities	$366.3	$(70.7)	$209.2	$227.8

Investing activities:
Purchase of equipment and improvements	(174.8)	(1.7)	(101.2)	(71.9)
Acquisitions, net	(355.0)	—	(175.3)	(179.7)
Other	(22.6)	4.2	—	(26.8)

Net cash used in continuing investing activities	(552.4)	2.5	(276.5)	(278.4)

Financing activities:
Issuance of 5.375% senior subordinated notes	300.0	300.0	—	—
Net (repayments) borrowings of long-term debt	(71.3)	(100.0)	9.0	19.7
Net borrowings (repayments) of floor plan notes payable—non-trade	19.6	(41.4)	35.9	25.1
Payment of deferred financing fees	(4.4)	(4.4)	—	—
Repurchases of common stock	(15.5)	(15.5)	—	—
Dividends	(70.5)	(70.5)	—	—
Other	0.3	—	—	0.3
Distributions from (to) parent	—	—	5.5	(5.5)

Net cash provided by continuing financing activities	158.2	68.2	50.4	39.6
Net cash provided by discontinued operations	15.2	—	3.8	11.4
Effect of exchange rate changes on cash and cash equivalents	(1.3)	—	—	(1.3)

Net change in cash and cash equivalents	(14.0)	—	(13.1)	(0.9)
Cash and cash equivalents, beginning of period	50.3	—	13.1	37.2

Cash and cash equivalents, end of period	$36.3	$—	$—	$36.3

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by continuing operating activities	$301.0	$46.5	$17.9	$236.6

Investing activities:
Purchase of equipment and improvements	(174.7)	(1.3)	(116.7)	(56.7)
Acquisitions, net	(314.0)	—	(103.4)	(210.6)
Other	(2.6)	(17.5)	10.7	4.2

Net cash used in continuing investing activities	(491.3)	(18.8)	(209.4)	(263.1)

Financing activities:
Net borrowings of long-term debt	81.1	28.0	2.7	50.4
Net borrowings (repayments) of floor plan notes payable—non-trade	191.2	16.1	181.1	(6.0)
Repurchases of common stock	(15.8)	(15.8)	—	—
Dividends	(56.0)	(56.0)	—	—
Other	0.2	—	—	0.2
Distributions from (to) parent	—	—	0.9	(0.9)

Net cash provided by (used in) continuing financing activities	200.7	(27.7)	184.7	43.7
Net cash (used in) provided by discontinued operations	(4.0)	—	(14.9)	10.9

Net change in cash and cash equivalents	6.4	—	(21.7)	28.1
Cash and cash equivalents, beginning of period	43.9	—	34.8	9.1

Cash and cash equivalents, end of period	$50.3	$—	$13.1	$37.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by continuing operating activities	$325.7	$45.5	$125.8	$154.4

Investing activities:
Purchase of equipment and improvements	(150.9)	(1.1)	(100.4)	(49.4)
Proceeds from sale-leaseback transactions	1.6	—	—	1.6
Acquisitions, net	(233.3)	—	(98.9)	(134.4)
Other	8.8	(3.3)	4.8	7.3

Net cash used in continuing investing activities	(373.8)	(4.4)	(194.5)	(174.9)

Financing activities:
Issuance of 5.75% senior subordinated notes	550.0	550.0	—	—
Repurchase of 7.75% senior subordinated notes	(390.8)	(390.8)	—	—
Repurchase of 3.5% senior subordinated convertible notes	(62.7)	(62.7)	—	—
Net (repayments) borrowings of long-term debt	(51.7)	(98.9)	27.7	19.5
Net borrowings of floor plan notes payable—non-trade	70.2	21.2	41.0	8.0
Repurchases of common stock	(9.8)	(9.8)	—	—
Dividends	(41.5)	(41.5)	—	—
Payment of deferred financing fees	(8.6)	(8.6)	—	—
Other	(1.1)	—	—	(1.1)
Distributions from (to) parent	—	—	5.2	(5.2)

Net cash provided by (used in) continuing financing activities	54.0	(41.1)	73.9	21.2
Net cash provided by discontinued operations	11.2	—	3.8	7.4

Net change in cash and cash equivalents	17.1	—	9.0	8.1
Cash and cash equivalents, beginning of period	26.8	—	25.8	1.0

Cash and cash equivalents, end of period	$43.9	$—	$34.8	$9.1

 Schedule II

PENSKE AUTOMOTIVE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions	Deductions, Recoveries, & Other	Balance at End of Year
Year Ended December 31, 2014
Allowance for doubtful accounts	$2.9	$1.0	$(0.4)	$3.5
Tax valuation allowance	14.6	4.3	(0.7)	18.2
Year Ended December 31, 2013
Allowance for doubtful accounts	$2.8	$0.7	$(0.6)	$2.9
Tax valuation allowance	14.6	1.6	(1.6)	14.6
Year Ended December 31, 2012
Allowance for doubtful accounts	$2.0	$0.8	$—	$2.8
Tax valuation allowance	11.8	3.0	(0.2)	14.6