Form 10-Q
period 2015-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2015-05-01
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 24, 2015, there were 90,243,407 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$66.8	$36.3
Accounts receivable, net of allowance for doubtful accounts of $4.2 and $3.5	746.4	701.4
Inventories	2,885.7	2,819.2
Other current assets	106.7	124.7
Assets held for sale	62.2	186.1
Total current assets	3,867.8	3,867.7
Property and equipment, net	1,326.6	1,328.8
Goodwill	1,271.1	1,266.3
Other indefinite-lived intangible assets	386.6	386.2
Equity method investments	350.9	352.8
Other long-term assets	24.6	26.4
Total assets	$7,227.6	$7,228.2

LIABILITIES AND EQUITY
Floor plan notes payable	$1,915.8	$1,812.6
Floor plan notes payable — non-trade	1,021.5	920.5
Accounts payable	454.1	417.6
Accrued expenses	342.9	310.3
Current portion of long-term debt	34.5	36.6
Liabilities held for sale	43.3	132.7
Total current liabilities	3,812.1	3,630.3
Long-term debt	1,174.1	1,316.0
Deferred tax liabilities	385.0	409.9
Other long-term liabilities	185.0	190.8
Total liabilities	5,556.2	5,547.0
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 90,242,407 shares issued and outstanding at March 31, 2015; 90,244,840 shares issued and outstanding at December 31, 2014	—	—
Non-voting Common Stock, $0.0001 par value, 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	680.3	690.7
Retained earnings	1,070.7	1,015.4
Accumulated other comprehensive income (loss)	(107.8)	(53.3)
Total Penske Automotive Group stockholders’ equity	1,643.2	1,652.8
Non-controlling interest	28.2	28.4
Total equity	1,671.4	1,681.2
Total liabilities and equity	$7,227.6	$7,228.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$4,175.0	$3,919.2
Retail commercial truck dealership	192.7	—
Commercial vehicle distribution and other	103.4	96.0
Total revenues	$4,471.1	$4,015.2
Cost of sales:
Retail automotive dealership	3,546.9	3,321.5
Retail commercial truck dealership	159.9	—
Commercial vehicle distribution and other	75.6	79.7
Total cost of sales	3,782.4	3,401.2
Gross profit	688.7	614.0
Selling, general and administrative expenses	534.5	477.2
Depreciation	18.6	16.1
Operating income	135.6	120.7
Floor plan interest expense	(10.1)	(11.1)
Other interest expense	(16.3)	(12.4)
Equity in earnings of affiliates	6.7	5.1
Income from continuing operations before income taxes	115.9	102.3
Income taxes	(38.8)	(34.7)
Income from continuing operations	77.1	67.6
Income (loss) from discontinued operations, net of tax	(1.2)	0.3
Net income	75.9	67.9
Less: Income attributable to non-controlling interests	0.7	0.4
Net income attributable to Penske Automotive Group common stockholders	$75.2	$67.5
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.85	$0.74
Discontinued operations	$(0.01)	$0.00
Net income attributable to Penske Automotive Group common stockholders	$0.83	$0.75
Shares used in determining basic earnings per share (Note 6)	90.3	90.4
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.85	$0.74
Discontinued operations	$(0.01)	$0.00
Net income attributable to Penske Automotive Group common stockholders	$0.83	$0.75
Shares used in determining diluted earnings per share (Note 6)	90.3	90.5
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$77.1	$67.6
Less: Income attributable to non-controlling interests	0.7	0.4
Income from continuing operations, net of tax	76.4	67.2
Income (loss) from discontinued operations, net of tax	(1.2)	0.3
Net income attributable to Penske Automotive Group common stockholders	$75.2	$67.5

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
	(In millions)
Net income	$75.9	$67.9
Other comprehensive income:
Foreign currency translation adjustment	(52.8)	9.3
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax benefits	—	(0.2)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $0.7	—	1.1
Unrealized gain (loss) on interest rate swaps, net of tax	—	0.9
Other adjustments to comprehensive income, net	(2.3)	(4.0)
Other comprehensive income (loss), net of taxes	(55.1)	6.2
Comprehensive income	20.8	74.1
Less: Comprehensive income attributable to non-controlling interests	0.1	0.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$20.7	$73.9

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$75.9	$67.9
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	18.6	16.1
Earnings of equity method investments	(6.7)	(5.1)
(Income) loss from discontinued operations, net of tax	1.2	(0.3)
Deferred income taxes	(22.6)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	(45.1)	(75.8)
Inventories	(19.7)	(0.8)
Floor plan notes payable	103.2	36.9
Accounts payable and accrued expenses	67.9	84.6
Other	20.9	9.1
Net cash provided by continuing operating activities	193.6	132.5
Investing Activities:
Purchase of equipment and improvements	(33.6)	(39.8)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $41.2 and $22.4, respectively	(86.4)	(81.8)
Net cash used in continuing investing activities	(120.0)	(121.6)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	398.9	323.0
Repayments under U.S. credit agreement revolving credit line	(398.9)	(313.0)
Repayment of U.S. commercial truck capital loan	(60.5)	—
Net repayments of other long-term debt	(78.8)	(36.3)
Net borrowings of floor plan notes payable — non-trade	101.0	6.8
Payment of deferred financing fees	(1.2)	—
Repurchases of common stock	(14.0)	—
Dividends	(19.9)	(16.2)
Net cash used in continuing financing activities	(73.4)	(35.7)
Discontinued operations:
Net cash provided by (used in) discontinued operating activities	13.6	(17.8)
Net cash provided by discontinued investing activities	105.4	33.6
Net cash (used in) provided by discontinued financing activities	(85.6)	13.8
Net cash provided by discontinued operations	33.4	29.6
Effect of exchange rate changes on cash and cash equivalents	(3.1)	—
Net change in cash and cash equivalents	30.5	4.8
Cash and cash equivalents, beginning of period	36.3	50.3
Cash and cash equivalents, end of period	$66.8	$55.1

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$13.6	$17.6
Income taxes	13.3	9.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2015	90,244,840	$—	$690.7	$1,015.4	$(53.3)	$1,652.8	$28.4	$1,681.2
Equity compensation	280,567	—	3.6	—	—	3.6	—	3.6
Repurchase of common stock	(283,000)	—	(14.0)	—	—	(14.0)	—	(14.0)
Dividends	—	—	—	(19.9)	—	(19.9)	—	(19.9)
Distributions to non-controlling interests	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	(52.2)	(52.2)	(0.6)	(52.8)
Other	—	—	—	—	(2.3)	(2.3)	—	(2.3)
Net income	—	—	—	75.2	—	75.2	0.7	75.9
Balance, March 31, 2015	90,242,407	$—	$680.3	$1,070.7	$(107.8)	$1,643.2	$28.2	$1,671.4

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

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand.

Retail Automotive Dealership.  We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $16.6 billion in total retail automotive dealership revenue we generated in 2014. As of March 31, 2015, we operated 328 automotive retail franchises, of which 180 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2015, we retailed and wholesaled more than 122,000 vehicles. We are diversified geographically, with 60% of our total retail automotive dealership revenues in the three months ended March 31, 2015 generated in the U.S. and Puerto Rico and 40% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the three months ended March 31, 2015 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors which are subject to certain rights and restrictions typical of the industry.

During the three months ended March 31, 2015, we acquired one U.S. retail automotive franchise, Land Rover Darien, in Connecticut which complements our existing franchises in Danbury, Fairfield and Greenwich, Connecticut.

Retail Commercial Truck Dealership.  In November 2014, we acquired a controlling interest (91%) in a heavy and medium duty truck dealership group located in Texas, Oklahoma and New Mexico, which we have renamed Penske Commercial Vehicles US (“PCV US”). Prior to this transaction, we held a 32% interest in PCV US and accounted for this investment under the equity method. PCV US operates sixteen locations, including ten full-service dealerships offering principally Freightliner, Western Star, and Sprinter-branded trucks. Two of these locations, Freightliner of Chattanooga and Freightliner of Knoxville, were acquired in February 2015. PCV US also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

Commercial Vehicle Distribution.  Since August 2013, we have been the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. The business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships.

In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a leading distributor of diesel and gas engines and power systems, representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy.  We have renamed this business Penske Power Systems. Penske Power Systems offers products across the on- and off-highway markets in Australia, New Zealand and the Pacific and supports full parts and aftersales service through a network of branches, field locations and independent dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles Australia distribution business.

Penske Truck Leasing. We hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (‘‘PTL’’), a leading provider of transportation and supply chain services.

Basis of Presentation

The following unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. We have changed the presentation of revenue and cost of sales within the Consolidated Condensed Statements of Income to reflect the addition of the retail commercial truck dealership business for the current and comparative periods presented.  We have also identified the retail commercial truck dealership business as a new reportable segment and have retroactively presented the segment data for all periods presented within the segment information footnote. Additionally, the consolidated condensed financial statements for the prior periods have been revised for entities that have been treated as discontinued operations, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the requirements for reporting discontinued operations to only allow presentation of a disposal of an entity or component of an entity as a discontinued operation if it represents a strategic shift that has (or will have) a major effect on an entity’s operations or financial results. We adopted this accounting standard update effective January 1, 2015. See “Assets Held for Sale and Discontinued Operations” below for additional discussion.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB proposed a one-year deferral of the effective date from January 1, 2017 to January 1, 2018 but would allow for early adoption as of January 1, 2017. We are currently assessing the impact the adoption of this update will have on our consolidated financial position, results of operations, and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for us beginning after January 1, 2016. We are currently assessing the impact the adoption of this update will have on our consolidated financial position, results of operations, and cash flows.

Assets Held for Sale and Discontinued Operations

We classify an entity as held for sale in the period in which all of the following criteria are met:

•                  management, having the authority to approve the action, commits to a plan to sell the entity;

•                  the entity is available for immediate sale in its present condition;

•                  an active program to locate a buyer and other actions required to complete the plan to sell have been initiated;

•                  the sale is probable and transfer is expected to be completed within one year;

•                  the entity is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•                  actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

As discussed previously, in April 2014, the FASB issued ASU No. 2014-08 that changes the definition of a discontinued operation to include only those disposals of components of an entity or components of an entity that are classified as held for sale that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this accounting standard update effective January 1, 2015.

Prior to the adoption of ASU No. 2014-08, we accounted for dispositions as discontinued operations when it was evident that the operations and cash flows of an entity being disposed of would be eliminated from ongoing operations and we would not have any significant continuing involvement in its operations. The results of operations for those entities that were classified as discontinued operations prior to adoption of ASU No. 2014-08 are included in Income (loss) from discontinued operations in the accompanying Consolidated Condensed Statements of Income for all periods presented and will continue to be reported within discontinued operations in the future. Beginning with disposals or entities classified as held for sale subsequent to January 1, 2015, only those that represent a strategic shift that has, or will have, a major impact on our operations and financial results will be included in discontinued operations.

We had no entities newly classified as held for sale during the three months ended March 31, 2015. As such, the combined financial information presented below represents only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Three Months Ended March 31,
	2015	2014
Revenues	$40.3	$79.4
Pre-tax income (loss)	$(4.1)	$(10.0)
Pre-tax gain on disposal	$2.3	$14.8

	March 31,	December 31,
	2015	2014
Inventories	$33.6	$34.7
Other assets	28.6	151.4
Total assets	$62.2	$186.1

Floor plan notes payable (including non-trade)	$29.0	$27.9
Other liabilities	14.3	104.8
Total liabilities	$43.3	$132.7

Divestitures

In February 2015, we divested our car rental business which included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana. We received proceeds of $17.8 million from the sale excluding sales of car rental vehicles. The results of operations of our car rental business are included in discontinued operations for the three months ended March 31, 2015 and 2014.

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

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550.0	$580.3	$550.0	$558.4
5.375% senior subordinated notes due 2024	300.0	309.8	300.0	306.0
Mortgage facilities	170.5	173.7	169.7	171.6

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2015	2014
Retail automotive new vehicles	$1,814.3	$1,792.5
Retail automotive used vehicles	670.2	639.9
Retail automotive parts, accessories and other	101.7	103.5
Commercial truck dealership vehicles and parts	119.5	85.5
Commercial vehicle distribution vehicles and parts	180.0	197.8
Total inventories	$2,885.7	$2,819.2

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $9.1 million and $8.8 million during the three months ended March 31, 2015 and 2014, respectively.

3. Business Combinations

We acquired one retail automotive franchise and two retail commercial truck dealerships during the three months ended March 31, 2015. During the three months ended March 31, 2014, we acquired one retail automotive franchise as well as made an additional investment in an entity previously accounted under the equity method. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2015 and 2014 follows:

	March 31,
	2015	2014
Accounts receivable	$—	$0.7
Inventory	46.8	27.2
Other current assets	0.2	1.1
Property and equipment	4.4	3.8
Indefinite-lived intangibles	38.8	54.5
Current liabilities	(1.2)	(2.0)
Non-current liabilities	—	(2.2)
Total consideration	89.0	83.1
Seller financed/assumed debt	(2.6)	(1.3)
Total cash used in acquisitions	$86.4	$81.8

The following unaudited consolidated pro forma results of operations of PAG for the three months ended March 31, 2015 and 2014 give effect to acquisitions consummated during 2015 and 2014 as if they had occurred effective at the beginning of the periods:

	Three Months Ended March 31,
	2015	2014
Revenues	$4,497.8	$4,345.8
Income from continuing operations	76.8	69.4
Net income	75.6	69.7
Income from continuing operations per diluted common share	$0.85	$0.77
Net income per diluted common share	$0.84	$0.77

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2015:

	Goodwill	Other Indefinite-Lived Intangible Assets
Balance, January 1, 2015	$1,266.3	$386.2
Additions	30.6	8.2
Foreign currency translation	(25.8)	(7.8)
Balance, March 31, 2015	$1,271.1	$386.6

The additions during the three months ended March 31, 2015 were within our Retail Automotive and Retail Commercial Truck reportable segments. As of March 31, 2015, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,040.9 million, $147.3 million and $82.9 million, respectively.

5. Vehicle Financing

We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale and a portion of our used vehicle inventories for retail sale under floor plan and other revolving arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity.

The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries, and in the U.S., Australia and New Zealand are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (‘‘LIBOR’’), the Finance House Bank Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (‘‘BBSW’’). To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

The weighted average interest rate on floor plan borrowings was 1.4% for the three months ended March 31, 2015 and 1.7% for the three months ended March 31, 2014, including for 2014 the effect of the interest rate swap discussed in Note 8. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as floor plan notes payable—non-trade on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended
	March 31,
	2015	2014
Weighted average number of common shares outstanding	90,252,488	90,437,732
Effect of non-participatory equity compensation	36,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	90,288,488	90,473,732

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
U.S. credit agreement — revolving credit line	$—	$—
U.S. credit agreement — term loan	88.0	88.0
U.K. credit agreement — revolving credit line	54.8	121.5
U.K. credit agreement — term loan	15.6	18.7
U.K. credit agreement — overdraft line of credit	—	5.7
5.375% senior subordinated notes due 2024	300.0	300.0
5.75% senior subordinated notes due 2022	550.0	550.0
U.S. commercial truck capital loan	—	60.5
Australia working capital loan	—	—
Mortgage facilities	170.5	169.7
Other	29.7	38.5
Total long-term debt	1,208.6	1,352.6
Less: current portion	(34.5)	(36.6)
Net long-term debt	$1,174.1	$1,316.0

U.S. Credit Agreement

On May 1, 2015, we amended and restated our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, principally to increase the revolving borrowing capacity from $450.0 million to $700.0 million, to extend the term through September of 2018, and to eliminate the term loan. The amounts previously owing under the term loan have been repaid using the expanded revolving capacity.

As amended, the U.S. credit agreement provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. The loans mature on the termination date of the facility which is September 30, 2018. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our U.S. subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2015, we had $88.0 million outstanding under our prior term loan and no outstanding revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. In April 2015, we amended the U.K. credit agreement principally to increase the revolving borrowing capacity from £100.0 million to £150.0 million. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2015, outstanding loans under the U.K. credit agreement amounted to £37.0 million ($54.8 million).

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

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries’ assets are subject to security interests granted to the lenders under the U.K. credit agreement.

In 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of March 31, 2015, the amount outstanding under the U.K. term loan was £10.5 million ($15.6 million).

5.375% Senior Subordinated Notes

In November 2014, we issued $300.0 million in aggregate principal amount of 5.375% Senior Subordinated Notes due 2024 (the “5.375% Notes”). Interest on the 5.375% Notes is payable semi-annually on June 1 and December 1 of each year. The 5.375% Notes mature on December 1, 2024, unless earlier redeemed or purchased by us. The 5.375% Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned U.S. subsidiaries. The 5.375% Notes also contain customary negative covenants and events of default.

On or after December 1, 2019, we may redeem the 5.375% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.375% Notes using the proceeds of specified equity offerings at any time prior to December 1, 2017 at a price specified in the indenture. If we experience certain “change of control” events specified in the indenture, holders of the 5.375% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

U.S. Commercial Truck Capital Loan

The principal source of working capital of our PCV US business was a working capital loan agreement with Mercedes-Benz Financial Services USA LLC with an amount outstanding of $60.5 million as of December 31, 2014. In February 2015, we repaid the outstanding principal balance using our U.S. revolving credit facility.

Australia Working Capital Loan Agreement

In December 2013, we entered into a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides us with up to AU $28.0 million ($21.3 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle distribution business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of March 31, 2015, no loans were outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2015, we owed $170.5 million of principal under our mortgage facilities.

8. Derivatives and Hedging

Our commercial vehicle distribution business sells vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, we enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $1.5 million and $1.1 million as of March 31, 2015 and December 31, 2014, respectively.

We previously were party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at a rate of 2.135% and $100.0 million of our floating rate floor plan debt was fixed at a rate of 1.55%. During the three months ended March 31, 2014, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 28 basis points. We are not party to any interest rate swap agreements as of March 31, 2015.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2015, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We hold a 9.0% ownership interest in PTL. Historically, General Electric Capital Corporation (“GECC”) provided PTL with a majority of its financing though PTL has refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 (the “Holdings Bonds”). GECC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds to the extent Holdings is unable to pay those amounts. We have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay on these bonds and pay GECC an annual fee of approximately $0.95 million for acting as obligor. The maximum amount of our obligations to GECC under this agreement is 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

In March 2015, Mitsui & Co. purchased a 20% ownership interest in PTL from GECC. PTL is currently owned 41.1% by Penske Corporation, 9.0% by us, 29.9% by GECC and 20.0% by Mitsui & Co.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $22.9 million of letters of credit outstanding as of March 31, 2015, and have posted $14.3 million of surety bonds in the ordinary course of business.

10. Equity

During the three months ended March 31, 2015, we repurchased 283,000 shares of our outstanding common stock for $14.0 million, or an average of $49.25 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2015, our remaining authorization under the program was $136.0 million.

11. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the three months ended March 31, 2015 and 2014, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended March 31, 2015

	Foreign Currency Translation	Other	Total
Balance at December 31, 2014	$(51.7)	$(1.6)	$(53.3)
Other comprehensive income (loss) before reclassifications	(52.2)	(2.3)	(54.5)
Amounts reclassified from accumulated other comprehensive income - net of tax	—	—	—
Net current-period other comprehensive income (loss)	(52.2)	(2.3)	(54.5)
Balance at March 31, 2015	$(103.9)	$(3.9)	$(107.8)

Three Months Ended March 31, 2014

	Foreign Currency Translation	Other	Total
Balance at December 31, 2013	$11.4	$0.2	$11.6
Other comprehensive income (loss) before reclassifications	9.5	(4.2)	5.3
Amounts reclassified from accumulated other comprehensive income - net of tax	—	1.1	1.1
Net current-period other comprehensive income (loss)	9.5	(3.1)	6.4
Balance at March 31, 2014	$20.9	$(2.9)	$18.0

Within the amounts reclassified from accumulated other comprehensive income during the three months ended March 31, 2014, amounts associated with Other relate to interest rate swaps and are included in floor plan interest expense.

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our U.S. retail commercial truck dealership operations, and (iii) Other, consisting of our commercial vehicle distribution operations and our investments in non-automotive retail operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2015 and 2014 follows:

Three Months Ended March 31

	Retail Automotive	Retail Commercial Truck	Other	Intersegment Elimination	Total
Revenues
2015	$4,175.0	$192.7	$103.7	$(0.3)	$4,471.1
2014	3,919.2	—	96.7	(0.7)	4,015.2
Segment income
2015	$103.1	$7.4	$5.4	$—	$115.9
2014	93.9	0.6	7.8	—	102.3

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of March 31, 2015 and December 31, 2014 and for the three month periods ended March 31, 2015 and 2014 for Penske Automotive Group, Inc. (as the issuer of the 5.75% and 5.375% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2015

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Cash and cash equivalents	$66.8	$—	$—	$—	$66.8
Accounts receivable, net	746.4	(415.0)	415.0	364.2	382.2
Inventories	2,885.7	—	—	1,488.4	1,397.3
Other current assets	106.7	—	5.3	27.4	74.0
Assets held for sale	62.2	—	—	28.2	34.0
Total current assets	3,867.8	(415.0)	420.3	1,908.2	1,954.3
Property and equipment, net	1,326.6	—	4.5	761.7	560.4
Intangible assets	1,657.7	—	—	834.2	823.5
Equity method investments	350.9	—	288.1	—	62.8
Other long-term assets	24.6	(2,014.8)	2,031.4	2.4	5.6
Total assets	$7,227.6	$(2,429.8)	$2,744.3	$3,506.5	$3,406.6
Floor plan notes payable	$1,915.8	$—	$—	$1,089.8	$826.0
Floor plan notes payable — non-trade	1,021.5	—	131.8	389.0	500.7
Accounts payable	454.1	—	2.2	149.1	302.8
Accrued expenses	342.9	(415.0)	0.9	162.9	594.1
Current portion of long-term debt	34.5	—	—	6.9	27.6
Liabilities held for sale	43.3	—	—	17.8	25.5
Total current liabilities	3,812.1	(415.0)	134.9	1,815.5	2,276.7
Long-term debt	1,174.1	(274.2)	938.0	112.6	397.7
Deferred tax liabilities	385.0	—	—	362.0	23.0
Other long-term liabilities	185.0	—	—	67.5	117.5
Total liabilities	5,556.2	(689.2)	1,072.9	2,357.6	2,814.9
Total equity	1,671.4	(1,740.6)	1,671.4	1,148.9	591.7
Total liabilities and equity	$7,227.6	$(2,429.8)	$2,744.3	$3,506.5	$3,406.6

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Cash and cash equivalents	$36.3	$—	$—	$—	$36.3
Accounts receivable, net	701.4	(409.6)	409.6	392.6	308.8
Inventories	2,819.2	—	—	1,481.5	1,337.7
Other current assets	124.7	—	4.5	58.3	61.9
Assets held for sale	186.1	—	—	150.4	35.7
Total current assets	3,867.7	(409.6)	414.1	2,082.8	1,780.4
Property and equipment, net	1,328.8	—	4.3	754.6	569.9
Intangible assets	1,652.5	—	—	818.4	834.1
Equity method investments	352.8	—	285.5	—	67.3
Other long-term assets	26.4	(1,990.8)	2,005.0	4.4	7.8
Total assets	$7,228.2	$(2,400.4)	$2,708.9	$3,660.2	$3,259.5
Floor plan notes payable	$1,812.6	$—	$—	$1,102.0	$710.6
Floor plan notes payable — non-trade	920.5	—	86.8	398.1	435.6
Accounts payable	417.6	—	2.9	208.3	206.4
Accrued expenses	310.3	(409.6)	—	123.3	596.6
Current portion of long-term debt	36.6	—	—	4.6	32.0
Liabilities held for sale	132.7	—	—	105.9	26.8
Total current liabilities	3,630.3	(409.6)	89.7	1,942.2	2,008.0
Long-term debt	1,316.0	(247.0)	938.0	116.1	508.9
Deferred tax liabilities	409.9	—	—	385.6	24.3
Other long-term liabilities	190.8	—	—	66.9	123.9
Total liabilities	5,547.0	(656.6)	1,027.7	2,510.8	2,665.1
Total equity	1,681.2	(1,743.8)	1,681.2	1,149.4	594.4
Total liabilities and equity	$7,228.2	$(2,400.4)	$2,708.9	$3,660.2	$3,259.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2015

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$4,471.1	$—	$—	$2,348.3	$2,122.8
Cost of sales	3,782.4	—	—	1,971.6	1,810.8
Gross profit	688.7	—	—	376.7	312.0
Selling, general and administrative expenses	534.5	—	6.7	293.2	234.6
Depreciation	18.6	—	0.4	10.2	8.0
Operating income	135.6	—	(7.1)	73.3	69.4
Floor plan interest expense	(10.1)	—	(0.7)	(5.2)	(4.2)
Other interest expense	(16.3)	—	(9.8)	(1.3)	(5.2)
Equity in earnings of affiliates	6.7	—	5.8	—	0.9
Equity in earnings of subsidiaries	—	(127.0)	127.0	—	—
Income from continuing operations before income taxes	115.9	(127.0)	115.2	66.8	60.9
Income taxes	(38.8)	42.8	(38.8)	(28.3)	(14.5)
Income from continuing operations	77.1	(84.2)	76.4	38.5	46.4
(Loss) income from discontinued operations, net of tax	(1.2)	1.2	(1.2)	(1.1)	(0.1)
Net income	75.9	(83.0)	75.2	37.4	46.3
Other comprehensive income (loss), net of tax	(55.1)	52.3	(55.1)	—	(52.3)
Comprehensive income	20.8	(30.7)	20.1	37.4	(6.0)
Less: Comprehensive income attributable to non-controlling interests	0.1	0.6	(0.6)	—	0.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$20.7	$(31.3)	$20.7	$37.4	$(6.1)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$4,015.2	$—	$—	$2,157.8	$1,857.4
Cost of sales	3,401.2	—	—	1,811.0	1,590.2
Gross profit	614.0	—	—	346.8	267.2
Selling, general and administrative expenses	477.2	—	5.8	277.4	194.0
Depreciation	16.1	—	0.3	8.9	6.9
Operating income	120.7	—	(6.1)	60.5	66.3
Floor plan interest expense	(11.1)	—	(2.4)	(5.0)	(3.7)
Other interest expense	(12.4)	—	(7.1)	(0.5)	(4.8)
Equity in earnings of affiliates	5.1	—	4.2	—	0.9
Equity in earnings of subsidiaries	—	(113.4)	113.4	—	—
Income from continuing operations before income taxes	102.3	(113.4)	102.0	55.0	58.7
Income taxes	(34.7)	38.6	(34.8)	(24.6)	(13.9)
Income from continuing operations	67.6	(74.8)	67.2	30.4	44.8
(Loss) income from discontinued operations, net of tax	0.3	(0.3)	0.3	5.8	(5.5)
Net income	67.9	(75.1)	67.5	36.2	39.3
Other comprehensive income (loss), net of tax	6.2	(6.8)	6.2	(2.4)	9.2
Comprehensive income	74.1	(81.9)	73.7	33.8	48.5
Less: Comprehensive income attributable to non-controlling interests	0.2	0.2	(0.2)	—	0.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$73.9	$(82.1)	$73.9	$33.8	$48.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash provided by (used in) continuing operating activities	$193.6	$(10.6)	$17.1	$187.1
Investing activities:
Purchase of equipment and improvements	(33.6)	(0.5)	(19.2)	(13.9)
Acquisitions, net	(86.4)	—	(21.7)	(64.7)
Net cash used in continuing investing activities	(120.0)	(0.5)	(40.9)	(78.6)
Financing activities:
Net repayments of long-term debt	(139.3)	—	(1.3)	(138.0)
Net borrowings (repayments) of floor plan notes payable — non-trade	101.0	45.0	(9.1)	65.1
Payment of deferred financing fees	(1.2)	—	—	(1.2)
Repurchases of common stock	(14.0)	(14.0)	—	—
Dividends	(19.9)	(19.9)	—	—
Distributions from (to) parent	—	—	1.2	(1.2)
Net cash (used in) provided by continuing financing activities	(73.4)	11.1	(9.2)	(75.3)
Net cash provided by discontinued operations	33.4	—	33.0	0.4
Effect of exchange rate changes on cash and cash equivalents	(3.1)	—	—	(3.1)
Net change in cash and cash equivalents	30.5	—	—	30.5
Cash and cash equivalents, beginning of period	36.3	—	—	36.3
Cash and cash equivalents, end of period	$66.8	$—	$—	$66.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash provided by continuing operating activities	$132.5	$9.7	$109.8	$13.0
Investing activities:
Purchase of equipment and improvements	(39.8)	(0.3)	(28.0)	(11.5)
Acquisitions, net	(81.8)	—	(80.0)	(1.8)
Net cash used in continuing investing activities	(121.6)	(0.3)	(108.0)	(13.3)
Financing activities:
Net (repayments) borrowings of long-term debt	(26.3)	10.0	(5.3)	(31.0)
Net borrowings (repayments) of floor plan notes payable — non-trade	6.8	(3.2)	(29.4)	39.4
Dividends	(16.2)	(16.2)	—	—
Distributions from (to) parent	—	—	0.5	(0.5)
Net cash (used in) provided by continuing financing activities	(35.7)	(9.4)	(34.2)	7.9
Net cash provided by discontinued operations	29.6	—	27.2	2.4
Net change in cash and cash equivalents	4.8	—	(5.2)	10.0
Cash and cash equivalents, beginning of period	50.3	—	13.1	37.2
Cash and cash equivalents, end of period	$55.1	$—	$7.9	$47.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations.

Overview

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ approximately 22,000 people worldwide.

In the first quarter of 2015, our business generated $4.5 billion in total revenue which is comprised of $4.2 billion from retail automotive dealerships, $192.7 million from retail commercial truck dealerships and $103.4 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $16.6 billion in total retail automotive dealership revenue we generated in 2014. As of March 31, 2015, we operated 328 automotive retail franchises, of which 180 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2015, we retailed and wholesaled more than 122,000 vehicles. We are diversified geographically, with 60% of our total retail automotive dealership revenues in the three months ended March 31, 2015 generated in the U.S. and Puerto Rico and 40% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the three months ended March 31, 2015 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

Retail automotive dealerships represented 93% of our total revenues and 91% of our total gross profit in the three months ended March 31, 2015.

Retail Commercial Truck Dealership.  In November 2014, we acquired a controlling interest (91%) in a heavy and medium duty truck dealership group located in Texas, Oklahoma and New Mexico, which we have renamed Penske Commercial Vehicles US (“PCV US”). Prior to this transaction, we held a 32% interest in PCV US and accounted for this investment under the equity method. PCV US operates sixteen locations, including ten full-service dealerships offering principally Freightliner, Western Star, and Sprinter-branded trucks. Two of these locations, Freightliner of Chattanooga and Freightliner of Knoxville, were acquired in February 2015. PCV US also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

Retail commercial truck dealerships represented 4.3% of our total revenues and 4.8% of our total gross profit in the three months ended March 31, 2015.

Commercial Vehicle Distribution. Since August 2013, we have been the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. The business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships.

In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a leading distributor of diesel and gas engines and power systems, representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy.  We have renamed this business Penske Power Systems. Penske Power Systems offers products across the on- and off-highway markets in Australia, New Zealand and the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles Australia distribution business.

Our commercial vehicle distribution business represented 2.3% of our total revenues and 3.9% of our total gross profit in the three months ended March 31, 2015.

Penske Truck Leasing.  We hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL operates and maintains approximately 215,000 vehicles and serves customers in North America, South America, Europe, Australia and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. In March 2015, Mitsui & Co. purchased a 20% ownership interest in PTL from General Electric Capital Corporation (“GECC”). PTL is currently owned 41.1% by Penske Corporation, 9.0% by us, 29.9% by GECC and 20.0% by Mitsui & Co. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates”, which also includes the results of our other investments.

Outlook

The level of new automotive unit sales in our markets affects our results. The new vehicle market continues to perform well and for the three months ended March 31, 2015, the U.S. light vehicle retail market grew 5.6% to 3.95 million units. Based upon the current economic environment, generally strong credit availability, the age of vehicles on the road, new model introductions planned by many different OEM’s, and the decline in oil prices contributing to lower consumer fuel costs, there are expectations for continued growth in the new light vehicle sales market in 2015.

During the first three months of 2015, U.K. new vehicle registrations increased 6.8% from 2014 to 734,588 registrations. Based on industry forecasts from entities such as the Society of Motor Manufacturers and Traders (www.smmt.co.uk), we believe the U.K. market will maintain current registration levels as a result of continued positive conditions in the U.K. economy, improving new car efficiency, the latest technologically advanced vehicles, particularly in the area of premium brand sales, and attractive financing offers.

During the first three months of 2015, North America sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PCV US business, were approximately 119,700 units, an increase of 14.8% from 2014. The largest market, Class 8 heavy-duty trucks, increased 19.5% to 69,700 units from 58,300 units in 2014. Based on a growing economy, the strength of the order backlog, strong freight metrics, the drop in oil prices which may help trucking profitability and boost discretionary spending, there are expectations for continued strength in the Class 5-8 medium and heavy-duty truck market in 2015.

Our commercial vehicle distribution business, including the on-highway portion of our Penske Power Systems business, operates principally in the Australian and New Zealand heavy and medium duty truck markets.  For the three months ended March 31, 2015, the Australian heavy duty truck market reported sales of 2,041 units representing a decrease of 14.3% from the same period in 2014.  For the three months ended March 31, 2015, the New Zealand market reported sales of 766 units representing an increase of 9.0% from the same period in 2014. The brands we represent in Australia hold a 10.1% market share in the heavy duty truck market, while the brands we represent in New Zealand hold a 6.7% market share. We expect the Australian commercial vehicle market to lag behind historical sales levels in part because of difficult macro-economic conditions resulting in part from lower commodity prices in these markets. The commercial parts distribution portion of our business has been increasing and we expect the parts distribution business will continue to be resilient as a result of the increasing average fleet age in Australia to approximately 14 years combined with the delayed vehicle replacement cycle as a result of the difficult macro-economic conditions.

We expect PTL to benefit from continued strong economic conditions in the United States and in particular that PTL will be favorably impacted by increased demand for freight movement and increased costs of owning and maintaining fleet vehicles due in part to increasingly advance vehicle technology and regulatory requirements.

As described in ‘‘Forward-Looking Statements,’’ there are a number of factors that could cause actual results to differ materially from our expectations.

Operating Overview

Automotive and commercial truck dealerships represent the majority of our results of operations. New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs which are reimbursed directly by various OEM’s.

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

Aggregate revenue and gross profit increased $455.9 million and $74.7 million, or 11.4% and 12.2%, respectively, during the three months ended March 31, 2015 compared to the same period in 2014. The increases are largely attributable to same-store increases in new and used vehicle, finance and insurance and service and parts revenue and gross profit in addition to our acquisitions of PCV US and Penske Power Systems in the fourth quarter of 2014. Additionally, as exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to strengthen against the U.S. Dollar, our U.K. results of operations would translate into more U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar by 8.5% during the three months ended March 31, 2015 as compared to the same period in 2014 which negatively impacted our reported results of operations. Foreign currency fluctuations decreased revenue and gross profit by $184.7 million and $27.0 million, respectively, and reduced earnings per share from continuing operations by approximately $0.05 per share. Excluding the impact of foreign currency fluctuations, revenue and gross profit increased 16.0% and 16.6% during the three months ended March 31, 2015.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW). Our floor plan interest expense decreased during 2015 primarily as a result of the expiration of our interest rate swaps. Our other interest expense has increased during the three months ended March 31, 2015 primarily due to an increased level of borrowing relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. Because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

During the first quarter of 2015, we divested our car rental business which included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana in light of our perceived inability to grow that business. The results of operations of our car rental business are included in discontinued operations for the three months ended March 31, 2015 and 2014.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the three months ended March 31, 2015 and 2014, we earned $144.8 million, and $134.5 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $141.5 million, and $131.3 million, respectively, was recorded as a reduction of cost of sales. The remaining $3.3 million and $3.2 million was recorded as a reduction of selling, general and administrative expenses.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.2 million and $25.8 million as of March 31, 2015 and December 31, 2014, respectively.

Commercial Vehicle Distribution.  Revenue from the distribution of vehicles, engines, power systems and parts is recognized at the time of delivery of goods to the independent retailer or the ultimate customer.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our U.S. retail commercial truck dealership operations, and (iii) Other, consisting of our commercial vehicle distribution operations and our investments in non-automotive retail operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. The goodwill included in our Other reportable segment relates to our commercial vehicle distribution operating segment.

An indicator of goodwill impairment exists if the carrying amount of the reporting unit, including goodwill, is determined to exceed its estimated fair value. We estimate the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $350.9 million and $352.8 million as of March 31, 2015 and December 31, 2014, respectively, including $281.9 million relating to PTL as of March 31, 2015. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $26.3 million and $24.6 million as of March 31, 2015 and December 31, 2014, respectively. Changes in the reserve estimate during 2015 relate primarily to our workers compensation programs.

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

Classification in Continuing and Discontinued Operations

We classify the results of our operations in our consolidated financial statements based on generally accepted accounting principles relating to discontinued operations, which requires judgments, including whether a business will be divested, the period required to complete the divestiture, the likelihood of changes to the divestiture plans, and whether the divestiture represents a strategic shift that has, or will have, a major impact on our operations. If we determine that a business should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated financial statements for prior periods are revised to reflect such reclassification. Refer to the disclosures provided under “Assets Held for Sale and Discontinued Operations” in Part I, Item 1, Note 1 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of the factors we consider for classification in discontinued operations.

Recent Accounting Pronouncements

Please see the disclosures provided under “Recent Accounting Pronouncements” in Part I, Item 1, Note 1 of the Notes to our Consolidated Condensed Financial Statements which are incorporated by reference herein.

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2013, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2015 and in quarterly same store comparisons beginning with the quarter ended June 30, 2014.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014
	2015	2014	Change	% Change
New retail unit sales	53,293	49,994	3,299	6.6%
Same-store new retail unit sales	52,384	49,857	2,527	5.1%
New retail sales revenue	$2,136.3	$2,017.3	$119.0	5.9%
Same-store new retail sales revenue	$2,093.0	$2,010.0	$83.0	4.1%
New retail sales revenue per unit	$40,086	$40,350	$(264)	(0.7)%
Same-store new retail sales revenue per unit	$39,956	$40,316	$(360)	(0.9)%
Gross profit — new	$167.6	$156.4	$11.2	7.2%
Same-store gross profit — new	$164.9	$155.8	$9.1	5.8%
Average gross profit per new vehicle retailed	$3,146	$3,127	$19	0.6%
Same-store average gross profit per new vehicle retailed	$3,148	$3,126	$22	0.7%
Gross margin % — new	7.8%	7.8%	0.0%	0.0%
Same-store gross margin % — new	7.9%	7.8%	0.1%	1.3%

Units

Retail unit sales of new vehicles increased from 2014 to 2015, including a 5.6% increase in the U.S. and an 8.6% increase internationally. The increase is due to a 2,527 unit, or 5.1%, increase in same-store new retail unit sales, coupled with a 772 unit increase from net dealership acquisitions. Same-store units increased 3.6% in the U.S. and 7.8% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven by an 8.3% increase in our premium brands. Overall, we believe our premium and volume non-U.S. brands are being positively impacted by favorable market conditions including credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased from 2014 to 2015 due to an $83.0 million, or 4.1%, increase in same-store revenues, coupled with a $36.0 million increase from net dealership acquisitions. Excluding foreign currency fluctuations, same-store new retail revenue increased 8.4%. Same-store new retail revenue increased 5.8% in the U.S. and 1.5% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $100.9 million, somewhat offset by a decrease in comparative average selling prices per unit as a result of foreign currency fluctuations, which decreased revenue by $17.9 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2014 to 2015 due to a $9.1 million, or 5.8%, increase in same-store gross profit, coupled with a $2.1 million increase from net dealership acquisitions. Excluding foreign currency fluctuations, same-store gross profit increased 10.8%. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $8.0 million, coupled with an increase in the average gross profit per new vehicle retailed, which increased gross profit by $1.1 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014
	2015	2014	Change	% Change
Used retail unit sales	48,057	45,028	3,029	6.7%
Same-store used retail unit sales	47,364	44,976	2,388	5.3%
Used retail sales revenue	$1,276.1	$1,195.2	$80.9	6.8%
Same-store used retail sales revenue	$1,259.5	$1,193.5	$66.0	5.5%
Used retail sales revenue per unit	$26,554	$26,544	$10	0.0%
Same-store used retail sales revenue per unit	$26,591	$26,537	$54	0.2%
Gross profit — used	$84.5	$86.5	$(2.0)	(2.3)%
Same-store gross profit — used	$83.5	$86.4	$(2.9)	(3.4)%
Average gross profit per used vehicle retailed	$1,758	$1,922	$(164)	(8.5)%
Same-store average gross profit per used vehicle retailed	$1,763	$1,921	$(158)	(8.2)%
Gross margin % — used	6.6%	7.2%	(0.6)%	(8.3)%
Same-store gross margin % — used	6.6%	7.2%	(0.6)%	(8.3)%

Units

Retail unit sales of used vehicles increased from 2014 to 2015, including a 2.7% increase in the U.S. and a 14.6% increase internationally. The increase is due to a 2,388 unit, or 5.3%, increase in same-store used retail unit sales, coupled with a 641 unit increase from net dealership acquisitions. Same-store units increased 1.1% in the U.S. and 13.4% internationally. The overall same-store increase was driven by a 7.3% increase in premium brands. Overall, we believe that our same-store used vehicle sales are being positively impacted by our “retail first” initiative which focuses on reducing the number of vehicles we wholesale to third parties by offering and promoting these vehicles for retail sale in our dealerships, favorable market conditions including credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, and an increase in lease returns.

Revenues

Used vehicle retail sales revenue increased from 2014 to 2015 due to a $66.0 million, or 5.5%, increase in same-store revenues, coupled with a $14.9 million increase from net dealership acquisitions. Excluding foreign currency fluctuations, same-store used retail revenue increased 10.4%. Same-store used retail revenue increased 3.6% in the U.S. and 7.7% internationally. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $63.6 million, coupled with an increase in comparative average selling prices per unit, which increased revenue by $2.4 million.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2014 to 2015 due to a $2.9 million, or 3.4%, decrease in same-store gross profit, somewhat offset by a $0.9 million increase from net dealership acquisitions. Excluding foreign currency fluctuations, same-store gross profit increased 0.8%. The decrease in same-store gross profit is due to a decrease in average gross profit per used vehicle retailed, which decreased gross profit by $7.1 million, somewhat offset by the increase in same-store used retail unit sales, which increased gross profit by $4.2 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, the relative affordability of new vehicles when compared to used vehicles and a reduction of manufacturer incentives on used vehicles in the U.K.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014
	2015	2014	Change	% Change
Total retail unit sales	101,350	95,022	6,328	6.7%
Total same-store retail unit sales	99,748	94,833	4,915	5.2%
Finance and insurance revenue	$111.1	$104.5	$6.6	6.3%
Same-store finance and insurance revenue	$109.7	$104.3	$5.4	5.2%
Finance and insurance revenue per unit	$1,096	$1,099	$(3)	(0.3)%
Same-store finance and insurance revenue per unit	$1,100	$1,100	$—	0.0%

Finance and insurance revenue increased from 2014 to 2015 due to a $5.4 million, or 5.2%, increase in same-store revenues, coupled with a $1.2 million increase from net dealership acquisitions. Excluding foreign currency fluctuations, same-store finance and insurance revenue increased 8.9%. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $5.4 million. Finance and insurance revenue per unit increased 5.3% to $1,105 per unit in the U.S. but decreased

9.6% to $1,081 per unit internationally due primarily to foreign currency fluctuations. We believe the overall increase is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Service and parts revenue	$437.3	$415.4	$21.9	5.3%
Same-store service and parts revenue	$429.2	$414.2	$15.0	3.6%
Gross profit — service and parts	$260.3	$246.0	$14.3	5.8%
Same-store gross profit — service and parts	$255.9	$245.4	$10.5	4.3%
Gross margin % — service and parts	59.5%	59.2%	0.3%	0.5%
Same-store gross margin % — service and parts	59.6%	59.2%	0.4%	0.7%

Revenues

Service and parts revenue increased from 2014 to 2015, including an 8.2% increase in the U.S. offset by a 1.2% decrease internationally due to foreign currency fluctuations. The overall increase in service and parts revenue is due to a $15.0 million, or 3.6%, increase in same-store revenues during the period, coupled with a $6.9 million increase from net dealership acquisitions. Excluding foreign currency fluctuations, same-store service and parts revenue increased 6.7%. The increase in same-store revenue is due to a $14.4 million, or 16.4%, increase in warranty revenue, and a $0.6 million, or 1.8%, increase in vehicle preparation and body shop revenue. Overall, we believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years and recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased from 2014 to 2015 due to a $10.5 million, or 4.3%, increase in same-store gross profit during the period, coupled with a $3.8 million increase from net dealership acquisitions. Excluding foreign currency fluctuations, same-store gross profit increased 7.4%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $9.0 million, coupled with a 0.7% increase in gross margin, which increased gross profit by $1.5 million. The same-store gross profit increase is comprised of a $7.9 million, or 17.1%, increase in warranty gross profit, a $2.6 million, or 6.5%, increase in vehicle preparation gross profit, a $0.3 million, or 0.2%, increase in customer pay gross profit, all offset by a $0.3 million, or 1.6%, decrease in body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During the three months ended March 31, 2015, the U.S. retail commercial truck dealership business generated $192.7 million of revenue and $32.8 million of gross profit principally through the retail sale of 1,335 new and used medium and heavy-duty trucks and service and parts sales.

New Commercial Truck Data	2015
New retail unit sales	1,039
New retail sales revenue	$102.2
New retail sales revenue per unit	$98,345
Gross profit — new	$4.9
Average gross profit per new truck retailed	$4,691
Gross margin % — new	4.8%

During the three months ended March 31, 2015, we generated $102.2 million of new commercial truck retail sales revenue and $4.9 million of gross profit through the sale of 1,039 new commercial trucks. As discussed previously in the Outlook section, we see continued strength in the North American medium and heavy duty Class 5 — 8 truck market which will positively impact our new truck retail sales.

Used Commercial Truck Data	2015
Used retail unit sales	296
Used retail sales revenue	$15.9
Used retail sales revenue per unit	$53,700
Gross profit — used	$1.7
Average gross profit per used truck retailed	$5,882
Gross margin % — used	10.7%

During the three months ended March 31, 2015, we generated $15.9 million of used commercial truck retail sales revenue and $1.7 million of gross profit through the sale of 296 used commercial trucks. We believe there is opportunity to grow used truck sales partially due to the continued strength of the North American medium and heavy duty Class 5 — 8 truck market combined with e-commerce initiatives aimed at expanding our remarketing efforts.

Service and Parts Data	2015
Service and parts revenue	$63.1
Gross profit — service and parts	$23.4
Gross margin % — service and parts	37.1%

During the three months ended March 31, 2015, we generated $63.1 million of service and parts revenue and $23.4 million of gross profit. We generate service and parts revenue in connection with warranty and non-warranty work (“customer pay”) performed at each of our truck dealerships and through retail sales of parts and accessories. Customer pay work represents approximately 86% of our service and parts revenue. We expect the strength of the North American economy coupled with the current strength of the Class 5 — 8 medium and heavy duty truck market will favorably impact our service and parts revenue and gross profit.

Commercial Vehicle Distribution Data

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business which we acquired on August 30, 2013 and October 1, 2014, respectively. During the three months ended March 31, 2015, Penske Commercial Vehicles Australia generated $56.3 million of revenue and $9.6 million of gross profit through the distribution and retail sale of 348 vehicles and parts. During the three months ended March 31, 2014, this business generated $94.5 million of revenue and $16.0 million of gross profit through the distribution and retail sale of 442 vehicles and parts. We believe the decline in revenue and gross profit from 2014 is due to lagging sales levels attributable to difficult macro-economic conditions resulting from the declining price of commodities such as copper, iron ore and oil. Penske Power Systems generated $44.0 million of revenue and $17.4 million of gross profit during the three months ended March 31, 2015.

Selling, General and Administrative Data

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Personnel expense	$307.4	$266.9	$40.5	15.2%
Advertising expense	$22.6	$21.3	$1.3	6.1%
Rent & related expense	$71.4	$65.5	$5.9	9.0%
Other expense	$133.1	$123.5	$9.6	7.8%
Total SG&A expenses	$534.5	$477.2	$57.3	12.0%
Same-store SG&A expenses	$486.3	$475.4	$10.9	2.3%

Personnel expense as % of gross profit	44.6%	43.5%	1.1%	2.5%
Advertising expense as % of gross profit	3.3%	3.5%	(0.2)%	(5.7)%
Rent & related expense as % of gross profit	10.4%	10.7%	(0.3)%	(2.8)%
Other expense as % of gross profit	19.3%	20.1%	(0.8)%	(4.0)%
Total SG&A expenses as % of gross profit	77.6%	77.7%	(0.1)%	(0.1)%
Same-store SG&A expenses as % of same-store gross profit	77.4%	77.7%	(0.3)%	(0.4)%

Selling, general and administrative expenses (“SG&A”) increased from 2014 to 2015 due to a $10.9 million, or 2.3%, increase in same-store SG&A, coupled with a $46.4 million increase from net acquisitions. Excluding foreign currency fluctuations, same-store SG&A increased 5.9%. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of the 3.7% increase in same-store retail gross profit versus the prior year. SG&A as a percentage of gross profit was 77.6%, an improvement of 10 basis points compared to 77.7% in the prior year. SG&A expenses as a percentage of total revenue was 12.0% and 11.9% in the three months ended March 31, 2015 and 2014, respectively.

Depreciation

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Depreciation	$18.6	$16.1	$2.5	15.5%

The increase in depreciation from 2014 to 2015 is due to a $1.0 million, or 6.2%, increase in same-store depreciation, coupled with a $1.5 million increase from net acquisitions. The same-store increase is primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Floor plan interest expense	$10.1	$11.1	$(1.0)	(9.0)%

The decrease in floor plan interest expense from 2014 to 2015 is primarily due to the expiration of our interest rate swaps resulting in a decrease of approximately $1.8 million of floor plan interest expense compared to 2014. This decrease is somewhat offset by a $0.3 million, or 3.4%, increase in same-store floor plan interest expense, coupled with a $0.5 million increase from net dealership acquisitions. The same-store increase is primarily due to increases in the amounts outstanding under floor plan arrangements.

Other Interest Expense

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Other interest expense	$16.3	$12.4	$3.9	31.5%

The increase in other interest expense from 2014 to 2015 is primarily due to an increased level of borrowing in 2015 relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014 and additional interest expense attributable to previous borrowings of our PCV US business which we acquired in the fourth quarter of 2014. These increases are somewhat offset by a decrease in outstanding revolver borrowings under the U.S. credit agreement during the three months ended March 31, 2015 compared to the same period in 2014.

Equity in Earnings of Affiliates

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Equity in earnings of affiliates	$6.7	$5.1	$1.6	31.4%

The increase in equity in earnings of affiliates from 2014 to 2015 is primarily attributable to an increase in equity in earnings from our investment in PTL somewhat offset by a reduction in equity in earnings in 2015 related to our investment in PCV US due to the consolidation of this entity during the fourth quarter of 2014 as a result of our acquisition of a controlling interest.

Income Taxes

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Income taxes	$38.8	$34.7	$4.1	11.8%

Income taxes increased from 2014 to 2015 due to an overall increase in our pre-tax income compared to the prior year and a higher mix of U.S. income in 2015 which is taxed at higher rates.

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

As of March 31, 2015, we had working capital of $55.7 million, including $66.8 million of cash available to fund our operations and capital commitments. In addition, we had $450.0 million, £73.0 million ($108.2 million), and AU $28.0 million ($21.3 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2015, we have $136.0 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the three months ended March 31, 2015.

Dividends

We paid the following cash dividends on our common stock in 2014 and 2015:

Per Share Dividends

2014

First Quarter	$0.18
Second Quarter	0.19
Third Quarter	0.20
Fourth Quarter	0.21

2015

First Quarter	$0.22

Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

Vehicle Financing

We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale and a portion of our used vehicle inventories for retail sale under floor plan and other revolving arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. Outside of the U.S., substantially all of our floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity.

The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries, and in the U.S., Australia and New Zealand are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR, Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

Long-term Debt Obligations

As of March 31, 2015, we had the following long-term debt obligations outstanding:

March 31,
(In millions)	2015
U.S. credit agreement — revolving credit line	$—
U.S. credit agreement — term loan	88.0
U.K. credit agreement — revolving credit line	54.8
U.K. credit agreement — term loan	15.6
U.K. credit agreement — overdraft line of credit	—
5.375% senior subordinated notes due 2024	300.0
5.75% senior subordinated notes due 2022	550.0
Australia working capital loan	—
Mortgage facilities	170.5
Other	29.7
Total long-term debt	1,208.6

As of March 31, 2015, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

Short-term Borrowings

We have four principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australian working capital loan agreement and the floor plan agreements that we utilize to finance our vehicle inventories. We are able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

During the first quarter of 2015, outstanding revolving commitments varied between $0 million and $216.5 million under the U.S. credit agreement and between £19.0 million and £90.0 million ($28.2 million and $133.4 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Operating Leases

Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our operating leases. As of March 31, 2015, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds which vary from period to period.

Off-Balance Sheet Arrangements

Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our off-balance sheet arrangements which include lease obligations, indemnification to GECC related to PTL senior unsecured notes, and a limited parent guarantee related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Cash Flows

Cash and cash equivalents increased by $30.5 million and $4.8 million during the three months ended March 31, 2015 and 2014, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $193.6 million and $132.5 million during the three months ended March 31, 2015 and 2014, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Three Months Ended March 31,
(In millions)	2015	2014
Net cash from continuing operating activities as reported	$193.6	$132.5
Floor plan notes payable — non-trade as reported	101.0	6.8
Net cash from continuing operating activities including all floor plan notes payable	$294.6	$139.3

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $120.0 million and $121.6 million during the three months ended March 31, 2015 and 2014, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $33.6 million and $39.8 million during the three months ended March 31, 2015 and 2014, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $86.4 million and $81.8 million during the three months ended March 31, 2015 and 2014, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $41.2 million and $22.4 million, respectively.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $73.4 million and $35.7 million during the three months ended March 31, 2015 and 2014, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of deferred financing costs, and dividends.

We had net repayments of long-term debt of $139.3 million and $26.3 million during the three months ended March 31, 2015 and 2014, respectively, and paid $1.2 million of deferred financing fees. We had net borrowings of floor plan notes payable non-trade of $101.0 million and $6.8 million during the three months ended March 31, 2015 and 2014, respectively. We repurchased common stock for a total of $14.0 million during the three months ended March 31, 2015. We also paid cash dividends to our stockholders of $19.9 million and $16.2 million during the three months ended March 31, 2015 and 2014, respectively.

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

As discussed above, we hold a 9.0% ownership interest in PTL, a leading provider of transportation and supply chain services. PTL is owned 41.1% by Penske Corporation, 9.0% by us, 29.9% by GECC and 20.0% by Mitsui & Co.  Among other things, the relevant agreements provide us with specified distribution and governance rights and restrict our ability to transfer our interests.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2015, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	82.19	%(A) (C)
Greenwich, Connecticut	Mercedes-Benz	80.00	%(B) (C)
Northern Italy	BMW, MINI, Maserati	70.00	%(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	%(D)
Aachen, Germany	Audi, Citroën, Kia, Maserati, SEAT, Skoda, Toyota, Volkswagen	50.00	%(D)
Barcelona, Spain	BMW, MINI	50.00	%(D)

(A)       As of March 31, 2015, an entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 17.81% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)       An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns a 20% interest in this joint venture.

(C)       Entity is consolidated in our financial results.

(D)       Entity is accounted for using the equity method of accounting.

Additionally, we are party to non-automotive joint ventures including our investments in Max Cycles (50%), Penske Commercial Leasing Australia (45%), Penske Vehicle Services (31%), and National Powersport Auctions (7%) that are accounted for under the equity method, and our controlling interests in PCV US (91%) and i.M. Branded (90%) that are consolidated in our financial statements.

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

•                       trends affecting our future financial condition or results of operations; and

•                       our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2014 annual report on Form 10-K filed February 26, 2015. Important factors that could cause actual results to differ materially from our expectations include the following:

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

•             the success of our commercial vehicle distribution and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of March 31, 2015, a 100 basis point change in interest rates would result in an approximate $1.4 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2015, a 100 basis point change in interest rates would result in an approximate $23.0 million change to our annual floor plan interest expense.

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

Interest rate fluctuations affect the fair market value of our fixed rate debt, mortgages, and certain seller financed promissory notes, but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of March 31, 2015, we had consolidated operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $176.5 million change to our revenues for the three months ended March 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2014, our Board of Directors authorized an increase in our authority to repurchase up to $150.0 million of our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration.  Our prior authorization at that time was $77.6 million. As of March 31, 2015, our remaining authorization under the program was $136.0 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2015	—	—	—	$150.0
February 1 to February 28, 2015	24,700	$48.81	24,700	$148.8
March 1 to March 31, 2015	258,300	$49.29	258,300	$136.0
	283,000		283,000

Item 5. Other Information

On May 1, 2015, we amended and restated our Credit Agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, principally to increase the revolving borrowing capacity from $450.0 million to $700.0 million, to extend the term through September of 2018, and to eliminate the term loan. The amounts previously owing under the term loan have been repaid using the expanded revolving capacity.

As amended, the Credit Agreement provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. The loans mature on the termination date of the facility which is September 30, 2018. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

Substantially all of our U.S. assets are subject to security interests granted to the lenders under the Credit Agreement. In addition, the Credit Agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our U.S. subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified tests and ratios defined in the Credit Agreement, including a current ratio, fixed charge coverage ratio, debt to equity ratio, debt to EBITDA ratio and specified minimum stockholders’ equity. The Credit Agreement also contains typical events of default including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Upon the occurrence of an event of default, we could be required to immediately repay the amounts outstanding under the Credit Agreement.

These changes are further described in the Fifth Amended and Restated Credit Agreement, which is filed as Exhibit 4.1 to this Form 10-Q and incorporated herein by reference. We purchase motor vehicles from Daimler AG and Toyota Motor Corporation, affiliates of the respective lenders under the Agreement, for sale at certain of our dealerships. The lenders also provide us with real estate financing, vehicle financing, and other financing and provide consumer financing to our customers.

Item 6. Exhibits

4.1	Fifth Amended and Restated Credit Agreement dated May 1, 2015 among Penske Automotive Group, Inc., Mercedes-Benz Financial Services USA LLC, and Toyota Motor Credit Corporation.

4.2	Amended and Restated Credit Agreement, dated April 2, 2015, by and among our U.K. Subsidiaries, Royal Bank of Scotland plc, and BMW Financial Services (GB) Limited.

10.1

Fifth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated March 18, 2015 by and among Penske Truck Leasing Corporation, PTL GP LLC, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, MBK Commercial Vehicles Inc., MBK USA Commercial Vehicles Inc., and us.

10.2	Amended and Restated Rights Agreement dated March 17, 2015 by and between Penske Automotive Group, Inc. and Penske Truck Leasing Corporation.

10.3	Second Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated March 17, 2015 by and among Penske Truck Leasing Corporation, GE Capital Memco, LLC, and us.

10.4	Amended and Restated Co-obligation Fee, Indemnity and Security Agreement dated March 17, 2015 between General Electric Capital Corporation and us.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: May 1, 2015		Chief Executive Officer

	By:	/s/ David K. Jones
David K. Jones
Date: May 1, 2015		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1	Fifth Amended and Restated Credit Agreement dated May 1, 2015 among Penske Automotive Group, Inc., Mercedes-Benz Financial Services USA LLC, and Toyota Motor Credit Corporation.

4.2	Amended and Restated Credit Agreement, dated April 2, 2015, by and among our U.K. Subsidiaries, Royal Bank of Scotland plc, and BMW Financial Services (GB) Limited.

10.1

Fifth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated March 18, 2015 by and among Penske Truck Leasing Corporation, PTL GP LLC, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, MBK Commercial Vehicles Inc., MBK USA Commercial Vehicles Inc., and us.

10.2	Amended and Restated Rights Agreement dated March 17, 2015 by and between Penske Automotive Group, Inc. and Penske Truck Leasing Corporation.

10.3	Second Amended And Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated March 17, 2015 by and among Penske Truck Leasing Corporation, GE Capital Memco, LLC, and us.

10.4	Amended and Restated Co-obligation Fee, Indemnity and Security Agreement dated March 17, 2015 between General Electric Capital Corporation and us.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.